Form 10-K
period 1997-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 1998-03-31
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 1-13397

                        CORN PRODUCTS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                         22-3514823
---------------------------------                  ---------------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

6500 SOUTH ARCHER ROAD, BEDFORD PARK, ILLINOIS              60501-1933
----------------------------------------------     ---------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code (708) 563-2400

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share          New York Stock Exchange

Preferred Stock Purchase Rights                 New York Stock Exchange
(currently traded with Common Stock)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ---      ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $32.125 on March 23, 1998, and, for the purpose of this calculation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $1,130,018,013.

          The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 23, 1998, was 35,652,134.

Documents Incorporated by Reference:

Information required by Part II (Items 6, 7 and 8) and Part IV (Item 14(a)(1)) of this document is incorporated by reference to certain portions of the registrant's 1997 Annual Report to Stockholders.

Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of the registrant's definitive Proxy Statement distributed in connection with its 1998 Annual Meeting of Stockholders.

                                     PART I.

ITEM 1. BUSINESS

THE COMPANY

         Corn Products International, Inc. was formed in March 1997 to assume the operations of the corn refining business (the "Corn Refining Business") of Bestfoods, Inc., formerly CPC International Inc. ("Bestfoods") and to effect the distribution of 100% of the outstanding shares of the Company to the Bestfoods common stockholders. On December 31, 1997, Bestfoods transferred the assets and related liabilities of its Corn Refining Business to the Company. Effective at 11:59:59 p.m. on December 31, 1997, Bestfoods distributed all of the common stock of the Company to holders of common stock of Bestfoods. Since that time, the Company has operated as an independent company whose common stock is traded on the New York Stock Exchange. Unless the context indicates otherwise, references to the "Company" and "Corn Products" refer to the Corn Refining Business of Bestfoods for periods prior to January 1, 1998 and to Corn Products International, Inc. and its subsidiaries for the periods on or after such date.

OVERVIEW

         The Corn Refining Business dates back to the original formation of Bestfoods' predecessor over 90 years ago. In 1906, Corn Products Refining Company was formed through an amalgamation of virtually all the corn syrup and starch companies in the United States. International expansion followed soon thereafter. In 1928, the Corn Refining Business commenced Latin American operations in Brazil, followed quickly by expansions into Argentina and Mexico.

         Corn Products International, Inc., together with its subsidiaries, produces a large variety of food ingredients and industrial products derived from the wet milling of corn and other starch-based materials (such as tapioca and yucca). The Company is one of the largest corn refiners in the world and the leading corn refiner in Latin America. In addition, it is the world's leading producer of dextrose and has strong regional leadership in corn starch. The Company's consolidated operations are located in ten countries with 19 plants and, in 1997, the Company had consolidated net sales of approximately $1.4 billion. The Company also holds interests in 11 other countries through unconsolidated joint ventures and allied operations, which operate an additional 19 plants. Approximately 60% of the Company's revenues are generated in North America with the remainder coming from Latin America, Asia and Africa.

         Corn refining is a capital-intensive two-step process that involves the wet milling and processing of corn. During the front end process, corn is steeped in water and separated into starch and co-products such as animal feed and germ, The starch is then either dried for sale or further modified or refined through various processes to make sweeteners and other starch-based products designed to serve the particular needs of various industries. The Company's sweetener products include high fructose corn syrups ("HFCS"), glucose corn syrups, high maltose, corn syrups, dextrose, maltodextrins, and glucose and corn syrup solids. The Company's starch-based products include both industrial and food grade starches.

          The Company supplies a broad range of customers in over 60 industries. The Company's most important customers are in the food and beverage, pharmaceuticals, paper products, corrugated and laminated paper, textiles and brewing industries and in the animal feed markets worldwide. The Company believes its customers value its local approach to service.

BUSINESS STRATEGY

          Corn Products' business strategy is to focus its management, technical and financial resources on its areas of strength. Specifically, the Company intends to: (i) maintain and grow its leading market positions; (ii) drive for delivered cost leadership; (iii) provide high quality products and superior service valued by customers; and (iv) expand in existing markets and enter new markets.

          Maintain and Grow Leading Market Positions. The Company intends to continue to leverage its worldwide expertise and seek to grow its position as a leading corn refiner in markets where it currently has a strong leadership position by, among other things, expanding capacity to meet current and anticipated customer needs.

          Drive for Delivered Cost Leadership. The Company has implemented and intends to continue to implement productivity enhancing and cost-saving programs. This effort includes improving facility reliability by further developing successful preventative maintenance programs, as well as striving for consistent logistical excellence.

          Provide High Quality Products and Superior Service. The Company believes that it delivers high quality products and provides superior customer service. The Company plans to continue to improve its service levels and focus on customer needs to gain additional preferred supplier relationships.

          Expand in Existing Markets and Enter New Markets. The Company believes it is well positioned through its global alliances and joint ventures to seize opportunities for expansion in existing markets and entrance into new markets. The Company also intends to form additional strategic alliances with local corn refiners as a cost-effective method of expanding into emerging markets.

PRODUCTS

          The Company sells sweetener products that account for approximately 55% of the net sales of the Corn Refining Business, starch products that account for approximately 20% of net sales, and co-products that account for approximately 25% of net sales.

     Sweetener Products.

               High Fructose Corn Syrup: The Company produces two types of high fructose corn syrup: (i) HFCS-55, which is primarily used as a sweetener in soft drinks made in the United States, Canada, Mexico and Japan, and (ii) HFCS-42, which is used as a sweetener in various consumer products such as fruit-flavored beverages, yeast-raised breads, rolls, doughs, ready-to-eat cakes, yogurt and ice cream.

               Glucose Corn Syrups: Corn syrups are fundamental ingredients in many industrial products and are widely used in food products such as baked goods, snack foods, beverages, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes and table syrups. Corn Products offers corn syrups that are manufactured through an ion-exchange process, a method that creates the highest quality, purest corn syrups.

               High Maltose Corn Syrup: This special type of glucose syrup has a unique carbohydrate profile, making it ideal for use as a source of fermentable sugars in brewing beers. High maltose syrups are also used in the production of confections, canning and some other food processing applications.

               Dextrose: The Company was granted the first U.S. patent for dextrose in 1923. The Company currently produces dextrose products that are grouped in three different categories-monohydrate, anhydrous and specialty. Monohydrate dextrose is used across the food industry in many of the same products as glucose corn syrups, especially in confectionery applications. Anhydrous dextrose is used to make solutions for intravenous injection and other pharmaceutical applications, as well as some specialty food applications. Specialty dextrose products are used in a wide range of applications, from confectionery tableting to dry mixes to carriers for high intensity sweeteners. Dextrose also has a wide range of industrial applications, including use in wall board and production of biodegradable surfactants (surface agents), humectants (moisture agents), and as the base for fermentation products including vitamins, organic acids, amino acids and alcohols.

               Maltodextrins and Glucose and Corn Syrup Solids: These products have a multitude of food applications, including formulations where liquid corn syrups cannot be used. Maltodextrins are resistant to browning, provide excellent solubility, have a low hydroscopicity (do not retain moisture), and are ideal for their carrier/bulking properties. Corn syrup solids have a bland flavor, remain clear in solution, are easy to handle and also provide bluing properties.

     Starch Products. Starches are an important component in a wide range of processed foods, used particularly as a thickener and binder. Corn starch is also sold to corn starch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today's recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

     Enzymes. Enzymes are produced and marketed for a variety of food and industrial applications.

     Co-Products. Refined corn oil is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal and steepwater are sold as additives for animal feed.

OPERATIONS

     The Company's North American operations, which include the U.S., Canada and Mexico, operate 11 plants (including four owned by unconsolidated joint ventures), producing regular and modified starches, dextrose, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, caramel color and sorbitol. The Company's plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for the Company's U.S. and export customers. A 100 million pound dextrose expansion was completed at the Bedford Park plant in January of 1996. The Company's other U.S. plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do the Company's Canadian plants in Cardinal, London and Port Colborne, Ontario. In Mexico, the Company's joint venture with Arancia Industrial S. A. de C. V. is that country's largest corn refiner. The venture was the first in Mexico to produce HFCS-55 for sale to the soft drink bottling industry.

     The Company is the largest corn refiner in Latin America, with leading market shares in Chile, Brazil and Colombia and a strong position in Argentina. Its Latin American consolidated operations have 9 plants that produce regular, modified, waxy and tapioca starches, high maltose and corn syrups, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives.

     The Company has additional subsidiaries in Kenya, Malaysia and Pakistan, which operate three additional plants. These operations produce modified, regular, waxy and tapioca starches, dextrins, glucose, dextrose and caramel color.

     In addition to the operations in which it engages directly and through joint ventures, the Company also has numerous strategic alliances through technical license agreements with companies in Australia, India, Japan, New Zealand, Thailand, South Africa, Zimbabwe, Serbia and Venezuela. As a group, the Company's strategic alliance partners operate 15 plants and produce high fructose, glucose and high maltose syrups (both corn and tapioca), regular, modified, waxy and tapioca starches, dextrose and dextrins, maltodextrins and caramel color. These products have leading market positions in many of their target markets.

COMPETITION

     The corn refining industry is highly competitive. Most of the Company's products compete with virtually identical products and derivatives manufactured by other companies in the industry. The U.S. market is the most competitive, with participation by eleven corn refiners, including ADM Corn Processing Division ("ADM") (a division of Archer Daniels Midland Company), Cargill, A.E. Staley Manufacturing Co. ("Staley") (a subsidiary of Tate & Lyle, PLC) and National Starch and Chemical Company ("National Starch") (a subsidiary of Imperial Chemicals Industries plc). In Latin America, Cargill has corn refining operations in Brazil, National Starch has operations in Brazil and Mexico, and ALMEX a joint venture between ADM and Staley, has operations in Mexico. Several local corn refiners also operate in Latin America. Competition within markets is largely based on price, quality and product availability.

     Several of the Company's products also compete with products made from raw materials other than corn. High fructose corn syrup and monohydrate dextrose compete principally with cane and beet sugar products. Co-products such as corn oil and gluten meal compete with products of the corn dry milling industry and with soybean oil and soybean meal. Fluctuations in prices of these competing products may affect prices of, and profits derived from, the Company's products.

CUSTOMERS

     The Company supplies a broad range of customers in over 60 industries. Historically, Bestfoods' worldwide branded foods business has been one of the Company's largest customers, accounting for approximately 12.5% of total sales in 1997. In addition, approximately 15% of the Company's worldwide sales in 1997 represented sales of HFCS to international, regional and local companies engaged in the soft drink industry, primarily in North America.

RAW MATERIALS

         The basic raw material of the corn refining industry is yellow dent corn. In the United States, the corn refining industry processes about 10% to 15% of the annual U.S. corn crop. The supply of corn in the United States has been, and is anticipated to continue to be, adequate for the Company's domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of three primary supply factors -- farmer planting decisions, climate and government policies -- and three major market demand factors -- livestock feeding, shortages or surpluses of world grain supplies and domestic and foreign government policies and trade agreements.

     Corn is also grown in other areas of the world, including Canada, South Africa, Argentina, Brazil, China and Australia. The Company's affiliates outside the United States utilize both local supplies of corn and corn imported from other geographic areas, including the United States. The supply of corn for these affiliates is also generally expected to be adequate for the Company's needs. Corn prices for the Company's non-U.S. affiliates generally fluctuate as a result of the same factors that affect U.S. corn prices.

     Due to the competitive nature of the corn refining industry and the availability of substitute products not produced from corn, such as sugar from cane or beets, end product prices may not necessarily fluctuate in relation to raw material costs of corn.

     Over 55% of the Company's starch and refinery products are sold at prices established in supply contracts lasting for periods of up to one year. The remainder of the Company's starch and refinery products are not sold under firm pricing arrangements and actual pricing for those products is affected by the cost of corn at the time of production and sale.

     The Company follows a policy of hedging its exposure to commodities fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm priced business is hedged when contracted. Other business may or may not be hedged at any given time based on management's judgment as to the need to fix the costs of its raw materials to protect the Company's profitability. Realized gains and losses arising from such hedging transactions are considered an integral part of the cost of those commodities and are included in the cost when purchased. See "Risk Factors -- Potential Losses from Commodities Hedging Activities.

GEOGRAPHIC SCOPE

     The Company engages in business in over 20 countries, operating directly and through affiliates in nine countries with 19 plants and indirectly through joint ventures and technical licensing agreements elsewhere in Latin America, Asia, Africa, Australia and New Zealand. The Company has wholly owned operations in North America, Latin America and Africa, a 49% interest in a joint venture in Mexico, and other joint venture interests and licensing and technical agreements in Latin America, Asia and Africa. In 1997, approximately 60% of the Company's net sales was derived from its operations in North America and 40% from operations in other geographic areas, primarily Latin America (representing over 80% of sales and operating income of other geographic areas). See Note 14 of Notes to Consolidated Financial Statements for certain financial information with respect to geographic areas.

RESEARCH AND DEVELOPMENT

     The Company's product development activity is focused on developing product applications for identified customer and market needs. Through this approach, the Company has developed value-added products for use in the corrugated paper, food, textile, baking and confectionery industries. The Company usually collaborates with customers to develop the desired product application either in the customers' facilities, the Company's technical service laboratories or on a contract basis. The Company's marketing, product technology and technology support staffs devote a substantial portion of their time to these efforts. Product development is enhanced through technology transfers pursuant to existing licensing arrangements.

SALES AND DISTRIBUTION

     The Company's products are sold directly to manufacturers and distributors by salaried sales personnel, who are generally dedicated to customers in a geographic region. In addition, the Company has a staff that provides technical support to the sales personnel on an industry basis. The Company generally utilizes contract truckers to deliver bulk products to customer destinations but also has some of its own trucks for product delivery. In North America, the trucks generally ship to nearby customers. For those customers located considerable distances from Company plants, a combination of railcars and trucks is used to deliver product. Railcars are generally leased for terms of five to fifteen years.

PATENTS AND TRADEMARKS

     The Company owns a number of patents which relate to a variety of products and processes and a number of established trademarks under which the Company markets such products. The Company also has the right to use certain other patents and trademarks pursuant to patent and trademark licenses. The Company does not believe that any individual patent or trademark is material. There is not currently any pending challenge to the use or registration of any of the Company's significant patents or trademarks that would have a material adverse impact on the Company or its results of operations.

EMPLOYEES

     As of December 31, 1997, the Corn Refining Business had approximately 4,300 employees, of which approximately 950 were located in the U.S. Approximately 30% of U.S. and 22% of non-U.S. employees are unionized. The Company believes its union and non-union employee relations are good.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     As a manufacturer and maker of food items and items for use in the pharmaceutical industry, the Company's operations and the use of many Company products are subject to various U.S., state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act, and to regulation by various government agencies, including the United States Food and Drug Administration, which prescribe requirements and establish standards for product quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. The Company may also be required to comply with U.S., state, foreign and local laws regulating food handling and storage. The Company believes its competitive position has not been negatively affected by these laws and regulations.

     The operations of the Company are also subject to various U.S., state, foreign and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, and other regulations intended to protect public health and the environment. The Company believes it is in material compliance with all such applicable laws and regulations. Based upon current laws and regulations and the interpretations thereof, the Company does not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that the Company will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on the Company's financial condition and results of operations.

     The Company currently anticipates that it will spend approximately $4.9 million in fiscal 1998 for environmental control equipment to be incorporated into existing facilities and in planned construction projects. This equipment is intended to enable the Company to continue its policy of compliance with existing known environmental laws and regulations. Under the U.S. Clean Air Act Amendments of 1990, air toxics regulations will be promulgated for a number of industry source categories. The U.S. Environmental Protection Agency's regulatory timetable specifies the promulgation of standards for vegetable oil production and for industrial boilers by the year 2000. At that time, additional pollution control devices may be required at the Company's U.S. facilities to meet these standards. The ultimate financial impact of the standards cannot be accurately estimated at this time.

RELATIONSHIP BETWEEN THE COMPANY AND BESTFOODS

     In connection with the spin-off of the Company from Bestfoods at the end of 1997, the Company entered into various agreements with Bestfoods for the purpose of governing certain of the ongoing relationships between Bestfoods and the Company in the future.

     The Company entered into a tax indemnification agreement that requires the Company to indemnify Bestfoods against tax liabilities arising from the loss of the tax-free reorganization status of the spin-off. This agreement could restrict the Company, for a two year period, from entering into certain transactions, including limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of common stock and the distributions or sale of certain assets.

     Prior to the spin-off, the Company assumed from Bestfoods and borrowed from third parties an aggregate of $350 million of debt. The Company transferred the proceeds of these borrowings to Bestfoods as part of the spin-off.

     The Company and Bestfoods also entered into a Master Supply Agreement, under which the Company and its affiliates will continue to supply Bestfoods and its affiliates with certain corn refining products at prices based generally upon prevailing market prices. Sales of products by the Corn Refining Business to Bestfoods prior to the spin-off, which are reflected in the financial statements of the Company for the periods prior to January 1, 1998, were generally made at prevailing market prices and were otherwise generally consistent with the terms of the Master Supply Agreement. Pursuant to the Master Supply Agreement, Bestfoods will purchase certain products exclusively from the Company and the Company is restricted from engaging in certain activities that are competitive with Bestfoods. The Master Supply Agreement has a two year term and is renewable in whole or in part thereafter upon mutual agreement of the parties. At this time, neither Bestfoods nor the Company has expressed an intention not to renew the Master Supply Agreement upon its expiration.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.


  Name                       Age           All positions and offices with the Company

  Konrad Schlatter            62           Chairman and Chief Executive Officer of Corn
                                           Products. Mr. Schlatter served as Senior Vice
                                           President of Bestfoods from 1990 to 1997 and
                                           Chief Financial Officer of Bestfoods from 1993
                                           to February 1997.

  Samuel C. Scott             53           President and Chief Operating Officer of Corn
                                           Products. Mr. Scott has been President of
                                           Bestfoods' worldwide Corn Refining Business
                                           since 1995 and has been President of Bestfoods'
                                           North American Corn Refining Business since
                                           1989. He was elected a Vice President of
                                           Bestfoods in 1991. Mr. Scott is a director of
                                           Motorola, Inc. and Reynolds Metal Company.

  Marcia E. Doane             56           Vice President, General Counsel and Corporate
                                           Secretary of Corn Products. Ms. Doane has
                                           served as Vice President, Legal and Regulatory
                                           Affairs of the Corn Products Division of
                                           Bestfoods since 1996. Prior thereto, she served
                                           as Counsel to the Corn Products Division from
                                           1994 to 1996. Ms. Doane joined Bestfoods'
                                           legal department in 1989 as Operations Attorney
                                           for the Corn Products Division.

Frank J. Kocun                 55           Vice President and President, Cooperative
                                           Management Group. Mr. Kocun served as
                                           President of the Cooperative Management Group
                                           of the Corn Products Division of Bestfoods since
                                           1991 and as Vice President of the Cooperative
                                           Management Group since 1985. Mr. Kocun
                                           joined Bestfoods in 1968 and has served in
                                           various executive positions in the Corn Products
                                           Division and in Penick Corporation, a Bestfoods
                                           subsidiary.

Eugene J. Northacker          56           Vice President and President, Latin American
                                           Division. Mr. Northacker was appointed
                                           President of Bestfoods' Latin America Corn
                                           Refining Division and elected a Vice President of
                                           Bestfoods in 1992. Prior to that, he served as
                                           Business Director of Bestfoods' Latin America
                                           Corn Refining Division from 1989 to 1992, as
                                           Corn Refining General Manager of Bestfoods'
                                           then Mexican subsidiary from 1984 to 1986. Mr.
                                           Northacker joined Bestfoods in 1968 in the
                                           financial group of Bestfoods' North American
                                           consumer foods division, and has held executive
                                           assignments in several Bestfoods subsidiaries.

Michael R. Pyatt              50           Vice President and Executive Vice President,
                                           North American Division. Mr. Pyatt has served
                                           as Chairman, President and Chief Executive
                                           Officer of Canada Starch Co., Inc., a Bestfoods
                                           subsidiary, since 1994 and as President of the
                                           Canadian business of Bestfoods' Corn Products
                                           Division, Vice Chairman of Canada Starch and
                                           as a Vice President of the Corn Products
                                           Division since 1992. Mr. Pyatt joined Bestfoods
                                           in 1982 and has served in various sales and
                                           marketing positions in the Casco business.

James W. Ripley               54          Vice President - Finance and Chief Financial
                                          Officer. Mr. Ripley has served as Comptroller of
                                          Bestfoods since 1995. Prior thereto, he served
                                          as Vice President of Finance for Bestfoods'
                                          North American Corn Refining Division from
                                          1984 to 1995. Mr. Ripley joined Bestfoods in
                                          1968 as chief international accountant, and has
                                          subsequently served as Bestfoods' Assistant
                                          Corporate Comptroller, Corporate General Audit
                                          Coordinator and Assistant Comptroller for
                                          Bestfoods' European Consumer Foods Division.

Richard M. Vandervoort        54          Vice President - Business Development and
                                          Procurement, North American Division. Mr,
                                          Vandervoort has served as Vice President -
                                          Business Management and Marketing for
                                          Bestfoods' Corn Products Division since 1989.
                                          Mr. Vandervoort joined Bestfoods in 1971 and
                                          has served in various executive sales positions in
                                          Bestfoods' Corn Products Division and in
                                          Peterson/Puritan Inc., a Bestfoods subsidiary.

Cheryl K. Beebe               42          Treasurer. Ms. Beebe has served as Director of
                                          Finance and Planning for the Corn Refining
                                          Business worldwide from 1995 to 1997, and as
                                          Director of Financial Analysis and Planning for
                                          Corn Products North America from 1993. Ms.
                                          Beebe joined Bestfoods in 1980 and has served
                                          in various financial positions in Bestfoods.

James J. Hirchak              43          Vice President - Human Resources. Mr. Hirchak
                                          joined Bestfoods in 1976 and held various
                                          Human Resources positions in Bestfoods until
                                          1984, when he joined Bestfoods' Corn Products
                                          Division. In 1987, Mr. Hirchak was appointed
                                          Director, Human Resources for Corn Products
                                          North American operation and has served as
                                          Vice President, Human Resources for the
                                          Corn Products Division since 1992.

Jack C. Fortnum               41           Comptroller. Mr. Fortnum has served as the
                                           Vice President of Finance for Refinerias de
                                           Maize, Bestfoods, Argentine subsidiary from
                                           1995 to 1997, as the Director of Finance and
                                           Planning for Latin America Corn Refining
                                           Division from 1993 to 1995, and as the Vice
                                           President and Comptroller of Canada Starch Co.,
                                           Inc., the Canadian subsidiary of Bestfoods and
                                           Vice President of Finance of the Canadian Corn
                                           Refining Business from 1989.



ITEM 2. PROPERTIES

         The Company operates, directly and through its subsidiaries, 19 manufacturing facilities, 18 of which are owned and one of which is leased (Jundiai, Brazil). In addition, the Company owns its corporate headquarters in Bedford Park, Illinois. The following list details the location of the Company's manufacturing facilities:

            U.S.                                    Latin America

            Stockton, California                    Baradero, Argentina
            Bedford Park, Illinois                  Balsa Nova, Brazil
            Winston-Salem, North Carolina           Cabo, Brazil
            Beloit, Wisconsin                       Jundiai, Brazil
                                                    Mogi-Guacu, Brazil
            Canada                                  Llay-Llay, Chile
                                                    Barranquilla, Colombia
            Cardinal, Ontario                       Cali, Columbia
            London, Ontario                         Medellin, Colombia
            Port Colborne, Ontario
                                                    Asia
            Africa
                                                    Petaling Jaya, Malaysia
            Eldoret, Kenya                          Faisalabad, Pakistan

In addition to the foregoing, the Company has interests in an additional 19 plants through its interests in unconsolidated joint ventures and allied operations.

     While the Company has achieved high capacity utilization, the Company believes its manufacturing facilities are sufficient to meet its current production needs. The Company has preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.

     The Company has electricity co-generation facilities at all of its U.S. and Canadian plants, as well as its plants in Argentina and Pakistan, that provide electricity at a lower cost than is available from third parties. The Company generally owns and operates such co-generation facilities itself, but has two large facilities at its Stockton, California and Cardinal, Ontario locations that are owned by, and operated pursuant to co-generation agreements with, third parties.

     The Company believes it has competitive, up-to-date and cost-effective facilities. In recent years, significant capital expenditures have been made to update, expand and improve the Company's facilities, averaging in excess of $150 million per year for the last five years. Capital investments have included the rebuilding of the Company's plant in Cali, Colombia; an expansion of both grind capacity and dextrose production capacity at the Company's Argo facility in Bedford Park, Illinois; entry into the high maltose corn syrup business in Brazil, Colombia and Argentina; and the installation of energy co-generation facilities in Canada. The Company believes these capital expenditures will allow the Company to operate highly efficient facilities for the foreseeable future with further annual capital expenditures that are significantly below historical averages. In recent years, steps have also been taken to reduce costs by closing facilities which could not economically be made efficient, including plants in Argentina and Honduras.

ITEM 3. LEGAL PROCEEDINGS

     Under the terms of the agreements relating to the spin-off of the Company from Bestfoods, the Company agreed to indemnify Bestfoods for certain liabilities relating to the operation of the Corn Refining Business prior to the spin-off, including liabilities relating to the proceedings described below.

     In July 1995, Bestfoods received a federal grand jury subpoena in connection with an investigation by the Antitrust Division of the U.S. Department of Justice of U.S. corn refiners regarding the marketing of high fructose corn syrup and other "food additives" (the investigation of Bestfoods relates only to high fructose corn syrup). Bestfoods has produced the documents sought by the Justice Department. Bestfoods, as a high fructose corn syrup producer, was also named as one of the defendants in a number of private treble damage class actions, by direct and indirect customers, and one individual action, alleging violations of federal and state antitrust laws. Following the certification of the consolidated federal class actions, Bestfoods entered into a settlement of the federal claims for $7 million. Bestfoods also settled the one individual action (Gray and Company v. Archer Daniels Midland et. al. Civ. No. 97-69-AS) in the United States District Court for the District of Oregon (subsequently transferred to the United States District Court for the Central District of Illinois, Peoria Division for consolidation in MDL, Docket No. 1087 and Matter File No. 95-1477). A stipulated joint dismissal of Bestfoods from the Gray and Company litigation was received by the court on January 28, 1998. Bestfoods remains a party to the state law actions filed in Alabama, California, the District of Columbia, West Virginia, and

Kansas, each of which was filed in 1995 or 1996. A state law action filed in Michigan was dismissed on February 4, 1998 for lack of progress after plaintiffs' motion to certify a class was denied.

      The Company is currently subject to claims and suits arising in the ordinary course of business, including environmental proceedings. The Company does not believe that the results of such legal proceedings, even if unfavorable to the Company, will be material to the Company. There can be no assurance, however, that any claims or suits arising in the future, taken individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     There were no matters submitted to a vote of securityholders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock trades on the New York Stock Exchange under the symbol "CPO." The following table sets forth, for the periods indicated, the range of the high and low sales prices of the Company Common Stock as reported by the Wall Street Journal. At the close of business on March 23, 1998 there were approximately 23,400 holders of record of the outstanding shares of the Company's Common Stock. Although the Company's Common Stock is traded on the New York Stock Exchange, no assurance can be given as to the future price of or the markets for the Company's Common Stock.

                                                         The Company's
                                                          Common Stock

                                                      High            Low

1997
       December 11, 1997 through December 31, 1997*    32            28 7/8

1998
       January 1, 1998 through March 23, 1998          35 1/8        26 5/16

--------------
*Prices represent when-issued trading on the New York Stock Exchange. The Company's Common Stock began regular way trading on January 2, 1998.

       To date, the Company has paid no dividends.

ITEM 6. SELECTED FINANCIAL DATA

      Incorporated by reference from the Annual Report, page 32, section entitled "Selected Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the Annual Report, pages 8-12, section entitled "Management's Discussion and Analysis."

RISK FACTORS

     UNCERTAIN ABILITY TO REVERSE RECENT DISAPPOINTING FINANCIAL PERFORMANCE. The Company's ability to generate operating income and to increase profitability depends to a large extent upon its ability to price finished products at a level that will cover manufacturing and raw material costs and provide a profit margin. The Company's ability to maintain appropriate price levels is determined by a number of factors largely beyond the Company's control, such as aggregate industry supply and market demand, which may vary from time to time and by the geographic region of the Company's operations. For example, the Company's profits sharply declined in 1996 and 1997. The primary reason for the profit decline in 1997 was a significant expansion of high fructose corn syrup industry capacity in North America ahead of demand. The sharp and unusual increase in the cost of corn during 1996, which could not be fully passed on in increased prices, was the primary cause of the profit decline in 1996. Other factors also affect the Company's profitability, including the economic conditions in various geographic regions and countries in which the Company manufactures and sells its finished products. Accordingly, there can be no assurance that the Company will successfully reverse these declines in profit.

     UNCERTAIN ABILITY TO CONTAIN COSTS OR TO FUND CAPITAL EXPENDITURES. The Company's future profitability and growth also depends on the Company's ability to reduce operating costs and per-unit product costs, to maintain and/or implement effective cost control programs and to develop successful value-added products and new product applications, while at the same time maintaining competitive pricing and superior quality products, customer service and support. The Company's ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements. The Company expects to spend approximately $70 to $100 million per year for worldwide capital expenditures from 1998 through 2000, primarily to implement productivity improvements and, if supported by customer demand, expand the production capacity of its facilities. Additional funds may be needed for working capital as the Company grows and expands its operations. To the extent possible, these capital expenditures and other expenses are expected to be funded from operations. If the Company's cash flow is insufficient to fund such expenses, the Company may either reduce its capital expenditures or utilize certain general credit facilities. The Company may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets. The Company cannot provide any assurance that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements or that additional funds can be obtained from the financial markets or the sale of assets at terms favorable to the Company. If the Company is unable to generate sufficient cash flows or raise sufficient additional funds to fund capital expenditures, it may not be able to achieve its desired operating efficiencies and expansion plans, which may adversely impact the Company's competitiveness and, therefore, its results of operations.

     COMPETITION; EXPANDING INDUSTRY CAPACITY. The Company operates in a highly competitive environment. Almost all of the Company's products compete with virtually identical or similar products manufactured by other companies in the corn refining industry. In the United States, there are ten other corn refiners, several of which are divisions of larger enterprises that have greater financial resources and some of which, unlike the Company, have vertically integrated their corn refining and other operations. Many of the Company's products also compete with products made from raw materials other than corn. Fluctuation in prices of these competing products may affect prices of, and profits derived from, the Company's products. Competition within markets is largely based on price, quality and product availability and the Company experiences price pressures in certain of its markets as a result of competitors' pricing practices.

     PRICE VOLATILITY AND UNCERTAIN AVAILABILITY OF CORN. Corn purchasing costs, which include the price of the corn plus delivery cost vary between 40% and 65% of the Company's product costs. The price and availability of corn are influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost that are difficult to anticipate and cannot be controlled by the Company. In 1996, profitability was adversely impacted by an exceptional increase in corn costs which the Company was not able to offset with an increase in the price of its products. In addition, the price of corn sweeteners, especially high fructose corn syrup, is indirectly impacted by government programs supporting sugar prices. There can be no assurance that the Company will be able to purchase corn at prices that can be adequately passed on to customers or in quantities sufficient to sustain or increase its profitability.

     POTENTIAL LOSSES FROM COMMODITIES HEDGING ACTIVITIES. The Company enters into corn futures contracts, or takes hedging positions in the corn futures markets, in an attempt to minimize the effects of the volatility of corn costs on operating profits. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and the ability of the Company to sell sufficient products to utilize all of the corn with respect to which it has futures contracts. Occasionally, such hedging activities can themselves result in losses, some of which may be material. During the fourth quarter of 1996, the Company recognized a loss of $40 million in connection with the liquidation of certain corn futures contracts, No assurance can be given that such hedging-related losses will not recur. See Note 10 of Notes to Consolidated Financial Statements for information with respect to the Company's hedging position at December 31, 1997.

     UNAVAILABILITY OF BESTFOODS' FINANCIAL AND OTHER RESOURCES. Prior January 1, 1998, the Company was operated as an unincorporated division of Bestfoods. Thus, the Company does not have an operating history as a separate company. As an independent public company, Corn Products is no longer able to rely on Bestfoods for financial support or to benefit from its relationship with Bestfoods to obtain credit.

     ABSENCE OF PRIOR TRADING MARKET FOR CORN PRODUCTS COMMON STOCK. Prior to December 11, 1997, there was no trading for Corn Products Common Stock. The Corn Products Common Stock is listed on the NYSE under the symbol "CPO". There can be no assurance as to the prices at which Corn Products Common Stock will trade in the future. The prices at which such shares trade may fluctuate significantly and may be lower or higher than the price that would be expected. Prices for shares of Corn Products Common Stock may be influenced by many factors, including the depth and liquidity of the market for the shares, investor perception of the Company, changes in economic conditions in the corn refining industry and general economic and market conditions. In addition, the stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, could have a materially adverse impact on the market price of the shares of Corn Products Common Stock.

     UNCERTAINTY OF DIVIDENDS. The payment of dividends is at the discretion of the Corn Products Board and will be subject to the Company's financial results and the availability of surplus funds to pay dividends. No assurance can be given that the Company will pay any dividends.

     INTERNATIONAL OPERATIONS RISKS. The Company operates a multinational business and, accordingly, is subject to risks that are inherent in operating in foreign countries. Approximately 56% of the Company's 1997 revenues were generated by non-U.S. operations. Due to the significant amount of non-U.S. revenues, fluctuations in the value of foreign currencies relative to the U. S. dollar could increase the volatility of the Company's U.S. dollar-demoninated operating results. The Company's non-U.S. operations are also subject to political, economic and other risks inherent in operating in countries outside the United States, including possible nationalization, expropriation, adverse government regulation, imposition of import and export duties and quotas, currency restrictions, price controls, potentially burdensome taxation and/or other restrictive government actions.

     CERTAIN ANTI-TAKEOVER EFFECTS. Certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Corn Products Charter") and the Company's By-Laws (the "Corn Products By-Laws") and of the Delaware General Corporation Law (the "DGCL") may have the effect of delaying, deterring or preventing a change in control of the Company not approved by the Corn Products Board. These provisions include (i) a classified Board of Directors, (ii) a requirement of the unanimous consent of all stockholders for action to be taken without a meeting, (iii) a requirement that special meetings of stockholders be called only by the Chairman of the Board or the Board of Directors, (iv) advance notice requirements for stockholder proposals and nominations, (v) limitations on the ability of stockholders to amend, alter or repeal the Corn Products By-Laws and certain provisions of the Corn Products Charter, (vi) authorization for the Corn Products Board to issue without stockholder approval preferred stock with such terms as the Board of Directors may determine and (vii) authorization for the Corn Products Board to consider the interests of creditors, customers, employees and other constituencies of the Corporation and its subsidiaries and the effect upon communities in which the Corporation and its subsidiaries do business, in evaluating proposed corporate transactions. With certain exceptions, Section 203 of the

DGCL ("Section 203") imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15% or more of the Corn Products Common Stock. In addition, the Company has adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan is designed to protect stockholders in the event of an unsolicited offer and other takeover tactics which, in the opinion of the Corn Products Board, could impair the Company's ability to represent stockholder interests. The provisions of the Rights Plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.

     These provisions of the Corn Products Charter and Corn Products By-Laws, the DGCL and the Rights Plan could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, although such proposals, if made, might be considered desirable by a majority of the Company's stockholders. Such provisions could also make it more difficult for third parties to remove and replace the members of the Corn Products Board. Moreover, these provisions could diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current market value of Corn Products Common Stock, and may also inhibit increases in the market price of Corn Products Common Stock that could result from takeover attempts or speculation.

     LIMITED RELEVANCE OF HISTORICAL FINANCIAL INFORMATION. The Company's historical financial information may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or the results of operations, financial position and cash flows had the Company operated as a separate stand-alone entity during the periods presented.

     RELIANCE ON MAJOR CUSTOMERS. Historically, Bestfoods' worldwide branded foods business has been one of the Company's largest customers, accounting for approximately 12.5% of total sales in 1997. The Company and Bestfoods have entered into a two-year Master Supply Agreement, which sets forth the terms under which the Company will sell its products to Bestfoods. In addition, approximately 15% of the worldwide sales of the Corn Refining Business in 1997 represented sales of high fructose corn syrup to international, regional and local companies engaged in the soft drink industry, primarily in North America. If Bestfoods were not to continue to purchase products from the Company or the Company's soft drink customers were to substantially decrease their purchases, the business of the Company might be materially adversely affected.

     INDEBTEDNESS. The Company is party to a $340 million credit facility with a number of financial institutions (the "Credit Facility"). In addition, the Company may incur additional indebtedness from time to time to meet working capital requirements and for capital expenditures. In addition to creating debt service obligations for the Company, the terms of the Credit Facility will contain customary affirmative and negative covenants that will, among other things, require the Company to satisfy certain financial tests and maintain certain financial ratios.

     The Company's ability to service this anticipated indebtedness will depend on future operating performance, which will be affected by prevailing economic conditions and financial and other factors, certain of which are beyond the Company's control. If the Company were unable to service its indebtedness, it would be forced to pursue one or more alternative strategies such as reducing its capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital (which may substantially dilute the ownership interest of existing holders of Corn Products common stock). There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-K contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business and market conditions in the various geographic regions and countries in which the Company manufactures and sells its products, including fluctuations in the value of local currencies; costs or difficulties related to the establishment of the Company as an independent entity; and increased competitive and/or customer pressure in the corn refining industry. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. See "Risk Factors" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Annual Report, pages 14-31, sections entitled "Independent Auditors' Report," and "Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings "Board of Directors," "Matters To Be Acted Upon - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Registrant" in Item 1 hereof is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

Item 14(a)(1) Consolidated Financial Statements and Schedules

     Incorporated by reference from Annual Report, pages 14-31, sections entitled "Independent Auditors' Report," and "Financial Statements."

Item 14(a)(2) Financial Statement Schedules

     All financial statement schedules have been omitted either because the information is not required or is otherwise included in the financial statements and notes thereto.

Item 14(a)(3) Exhibits

     The Exhibits set forth in the accompanying Exhibit Index are filed as a part of this report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report:

Exhibit Number

     10.9
     10.10
     10.11
     10.12
     10.13
     10.14
     10.15
     10.16
     10.17
     10.18

Item 14(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                                    CORN PRODUCTS INTERNATIONAL, INC.

                                    By:  * Konrad Schlatter
                                         ------------------------------------
                                         Konrad Schlatter
                                         Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 30th of March, 1998.

Signature                                       Title


* Konrad Schlatter                        Chairman and Chief Executive Officer
---------------------------------
Konrad Schlatter

/s/ James W. Ripley                       Chief Financial Officer
---------------------------------
James W. Ripley

/s/ Jack Fortnum                          Comptroller
---------------------------------
Jack Fortnum

* William C. Ferguson                     Director
---------------------------------
William C. Ferguson

* Bernard H. Kastory                      Director
---------------------------------
Bernard H. Kastory

* Samuel C. Scott                         Director
---------------------------------
Samuel C. Scott

* Alfred C. DeCrane, Jr.                  Director
---------------------------------
Alfred C. DeCrane, Jr.

* Richard G. Holder                       Director
---------------------------------
Richard G. Holder

* Ignacio Aranguren-Castiello             Director
---------------------------------
Ignacio Aranguren-Castiello

* William S. Norman                       Director
---------------------------------
William S. Norman

* Clifford B. Storms                      Director
---------------------------------
Clifford B. Storms

*By: /s/ Marcia E. Doane
    -----------------------------
    Marcia E. Doane
    Attorney-in-fact

(Being the principal executive officers, the principal financial and accounting officers and a majority of the directors of Corn Products International, Inc.)


   EXHIBIT NO.        DESCRIPTION

      2.1             Distribution Agreement dated December 1, 1997, between the Company and Bestfoods

      3.1*            Amended and Restated Certificate of Incorporation of the Company,
                      filed as Exhibit 3.1 to the Company's Registration Statement on Form
                      10, File No. 1-13397

      3.2*            Amended By-Laws of the Company, filed as Exhibit 3.2 to the
                      Company's Registration Statement on Form 10, File No. 1-13397

      4.1*            Rights Agreement dated November 19, 1997 between the Company and
                      First Chicago Trust Company of New York, filed as Exhibit 1 to the
                      Company's Registration Statement on Form 8-A12B, File No. 001-
                      13397

      4.2*            Certificate of Designation for the Company's Series A Junior
                      Participating Preferred Stock, filed as Exhibit 1 to the Company's
                      Registration Statement on Form 8-A12B, File No. 001-13397

      4.3             5-Year Revolving Credit Agreement dated December 17, 1997 among the Company and the agents and banks named therein

      10.1            Master Supply Agreement dated January 1, 1998 between the Company and Bestfoods

      10.2            Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods

      10.3            Tax Indemnification Agreement dated December 1, 1997 between the
                      Company and Bestfoods

      10.4            Debt Agreement dated December 1, 1997 between the Company and
                      Bestfoods

      10.5            Transition Services Agreement dated December 1, 1997 between the
                      Company and Bestfoods

      10.6            Master License Agreement dated January 1, 1998 between the Company and Bestfoods


     EXHIBIT NO.        DESCRIPTION

        10.7*           Employee Benefits Agreement dated December 1, 1997 between the
                        Company and Bestfoods, filed as Exhibit 4.E to the Company's
                        Registration Statement on Form S-8, File No. 333-43525

        10.8            Access Agreement dated January 1, 1998 between the Company and
                        Bestfoods

        10.9*           Stock Incentive Plan of the Company, filed as Exhibit 4.E to the
                        Company's Registration Statement on Form S-8, File No. 333-43525

        10.10           Deferred Stock Unit Plan of the Company

        10.11           Form of Severance Agreement entered into by each of K. Schlatter, S.C.
                        Scott, E.J. Northacker,  J.W. Ripley and F.J. Kocun (the "Named
                        Executive Officers")

        10.12           Letter Agreement dated December 12, 1997 between the Company and
                        E.J. Northacker

        10.13           Letter Agreement dated December 12, 1997 between the Company and
                        F.J. Kocun

        10.14 Form of Indemnification Agreement entered into by each of the members of the Company's Board of Directors and the Named Executive Officers

        10.15           Deferred Compensation Plan for Outside Directors of the Company

        10.16           Supplemental Executive Retirement Plan

        10.17           Executive Life Insurance Plan

        10.18           Deferred Compensation Plan

        13.1            1997 Annual Report

        21.1            Subsidiaries of the Company

        23.1            Consent of KPMG Peat Marwick LLP

        24.1            Powers of Attorney

        27.1            Financial Data Schedule

        27.2            Financial Data Schedule

        27.3            Financial Data Schedule



--------------
* Incorporated herein by reference.