Form 10-Q
period 1998-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 1998-05-15
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 1-13397

                        CORN PRODUCTS INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   22-3514823
                     (I.R.S. Employer Identification Number)


6500 SOUTH ARCHER ROAD,
BEDFORD PARK, ILLINOIS                                        60501-1933
(Address of principal executive offices)                      (Zip Code)

                                 (708) 563-2400
              (Registrant's telephone number, including area code)

              Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days:

                         Yes       X       No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             CLASS                              OUTSTANDING AT MAY 11, 1998
   Common Stock, $.01 par value                       35,615,934 shares


                                     10Q-1

                          PART I FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC
                        CONSOLIDATED STATEMENTS OF INCOME

(ALL FIGURES ARE IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,             RESTATED*
                                                       -----------       ----------      ---------
                                                           1998              1997**          1997
                                                       -----------       ----------      ---------
Net sales                                              $  339.0          $  337.1        $  327.4
Cost of sales                                             300.1             316.3           306.5
                                                       --------          --------        --------
Gross profit                                               38.9              20.8            20.9


Operating expense                                          25.3              27.1            26.8
Fees and income from unconsolidated subsidiaries            4.3               1.7             0.2
                                                       --------          --------        --------
Operating income                                           17.9              (4.6)           (5.7)
                                                                                         ========
Financing costs                                             5.0               8.1
                                                       --------          --------
Income before income taxes                                 12.9             (12.7)
Provision (benefit) for income taxes                        4.3              (4.6)
                                                       --------          --------
                                                            8.6              (8.1)
Minority stockholders' interest                             0.6               0.5
                                                       --------          --------
Net income (loss)                                      $    8.0          $   (8.6)
                                                       ========          ========


Average common shares outstanding:
Basic                                                      35.6              35.6
Diluted                                                    35.9              35.6

Earnings (loss) per common share
                                                       --------          --------
Basic and diluted                                      $   0.22          $  (0.24)
                                                       ========          ========

See Notes to Consolidated Financial Statements

*  NOTE:

    Commencing January 1, the fiscal year of our subsidiaries outside North America has changed to that of our North American operation, which is the calendar year. This disclosure represents a restated analysis of operating income that puts the entire operation for 1997 on a December 31 year end basis for analytical comparison purposes. The attached financial statements for periods prior to January 1, 1998, as well as the above "as previously reported" data, contain the results previously reported including the Other Operations on a September year end basis.

**AS PREVIOUSLY REPORTED


                                     10Q-2

                          PART I FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                   AS OF:
           ($ MILLIONS)                                                    MARCH 31,     DECEMBER 31,
                                                                             1998            1997
                                                                           -------       -----------
ASSETS
      Current Assets
           Cash and cash equivalents                                       $    80        $    85
           Accounts receivable - net                                           211            182
           Inventories                                                         138            123
           Prepaid expenses                                                     16             13
           Deferred tax asset                                                   12             20
-------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                     457            423
-------------------------------------------------------------------------------------------------
           Investments in and loans to unconsolidated subsidiaries             107            168
           Plants and properties - net                                       1,040          1,057
           Other assets                                                         21             18
-------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                           1,625          1,666
=================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Notes payable                                                       276            337
           Accounts payable                                                    130             90
           Accrued liabilities                                                  42             69
-------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                               448            496
-------------------------------------------------------------------------------------------------
           Noncurrent liabilities                                               39             37
           Long - term debt                                                     11             13
           Deferred taxes on income                                            130            128
           Minority stockholders' interest                                       7              6
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                    $0.01 par value none issued                                 --             --
           Common stock - authorized 200,000,000 shares -
                    $0.01 par value - 35,652,134 and 35,594,360 issued
                    and outstanding on March 31, 1998 and                        1              1
                    December 31, 1997, respectively
           Additional paid in capital                                        1,020          1,020
           Cumulative translation adjustment                                   (39)           (35)
           Retained earnings                                                     8             --
-------------------------------------------------------------------------------------------------
                                TOTAL STOCKHOLDERS' EQUITY                     990            986
=================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 1,625        $ 1,666
=================================================================================================

See Notes To Consolidated Financial Statements


                                     10Q-3

                          PART I FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

($ MILLIONS)                                 THREE MONTHS ENDED                     THREE MONTHS ENDED
                                               MARCH 31, 1998                         MARCH 31, 1997
                                          --------------------------           ---------------------------
Net Income                                           8.0                                  (8.5)
Other comprehensive income/loss
  Currency translation adjustment
                                                    (4.0)                                  (.9)
                                                 -------                               -------
Comprehensive income                                 4.0                                  (9.4)
                                                 =======                               =======



                        CORN PRODUCTS INTERNATIONAL, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    (UNAUDITED)
($ MILLIONS)                        PREFERRED       COMMON        ADDITIONAL       CUMULATIVE       RETAINED       TOTAL
                                      STOCK         STOCK          PAID-IN        TRANSACTION       EARNINGS
                                                                   CAPITAL         ADJUSTMENT
                                  --------------------------------------------------------------------------------------
Balance, December 31, 1997             $0             $1            $1,020           $(35)             $0           $986

  Net income for the period                                                                            8             8

  Translation adjustment                                                              (4)                           (4)
                                  --------------------------------------------------------------------------------------
Balance, March 31, 1998                $0             $1            $1,020           $(39)             $8           $990
                                  ======================================================================================

See Notes to Consolidated Financial Statements


                                     10Q-4

                                           PART I FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
($ MILLIONS)                                                     1998         1997
                                                               ----------  ---------
CASH  FLOWS FROM ( USED FOR ) OPERATING ACTIVITIES

  Net income (loss)                                              $  8        $ (9)
  Non-cash charges (credits) to net income:
     Depreciation                                                  23          23
     Deferred taxes                                                10          --
     Other - net                                                    1          (6)
     Equity in earnings of unconsolidated affiliates                3          --
     Changes in trade working capital:
        Accounts receivable and prepaid items                     (32)         34
        Inventories                                               (16)         12
        Accounts payable and accrued liabilities                   14           6
---------------------------------------------------------------------------------
  Net cash flows from ( used for ) operating activities            11          60
=================================================================================

CASH FLOWS FROM ( USED FOR ) INVESTING ACTIVITIES:
     Capital expenditures paid                                    (15)        (28)
     Proceeds from disposal of plants and properties                2          --
     Investments in and loans to unconsolidated affiliates         60         (10)
---------------------------------------------------------------------------------
  Net cash flows used for investing activities                     47         (38)
---------------------------------------------------------------------------------
  Net cash flows after investments                                 58          22
---------------------------------------------------------------------------------
CASH FLOWS FROM ( USED FOR ) FINANCING ACTIVITIES:
  Net change in debt                                              (63)         --
  Increase (decrease) in transfer from CPC, net                    --         (23)
---------------------------------------------------------------------------------
  Net cash flows from ( used for ) financing activities           (63)        (23)
---------------------------------------------------------------------------------
  Increase ( decrease ) in cash and cash equivalents               (5)         (1)
  Cash and cash equivalents, beginning of period                   85          32
=================================================================================
  Cash and cash equivalents, end of period                       $ 80        $ 31
=================================================================================

See Notes to Consolidated Financial Statements

                                     10Q-5

                CORN PRODUCTS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 1998 and 1997 and the financial position as of March 31, 1998 and December 31, 1997. The results for three months are not necessarily indicative of the results expected for the year.

         References to "the Company" are to Corn Products International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1997.

2.       ACCOUNTING PRONOUNCEMENTS

         Effective for fiscal years beginning after December 15, 1997 the Financial Accounting Standards Board issued Statement No. 130 (FAS 130), Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles have previously been reported as separate components of equity such as currency translation. The Company has adopted this reporting for the current year.

         Also in June 1997, FAS 131, "Disclosure About Segments of an Enterprise and Related Information," was issued. This statement is currently in effect and the Company is in compliance with the requirements of this pronouncement. The Company is in one business segment - corn refining - from which it produces a wide variety of products.


3.       INVENTORIES ARE SUMMARIZED AS FOLLOWS:     March 31, 1998     December 31, 1997
                                                    --------------     -----------------
Finished and in process ........................         63                 51

Raw materials ..................................         46                 43

Manufacturing supplies .........................         29                 29
========================================================================================
Total inventories .............................         138                123
========================================================================================


                                     10Q-6

4.       FINANCIAL INSTRUMENTS

COMMODITIES

         Following the Company's policy of hedging its margin exposure to firm priced business it had open corn futures contracts of $273 million for delivery of corn beyond March 31, 1998. Of the total commitment $73 million is due in May, 1998, $79 million is due in July, 1998, $61 million is due in September, 1998, and $29 million in December, 1998, and $31 million in March, 1999. At March 31, 1998, the price of corn under these contracts was $11.9 million above market quotations of the same date.

5.       RESTRUCTURING CHARGES

         In 1997, the Company recorded a $94 million pre-tax restructuring charge. The restructuring charge includes the costs of the separation of facilities that were used by CPC to produce both consumer foods and corn-derived products. The majority of the restructuring is taking place in the Company's international operations. The spin-off charge includes the direct costs of the spin-off including legal, tax and investment banking fees. The re-structuring change is summarized below:

--------------------------------------------------------------------------------------------------
$ Millions                                   1997           Charge Utilized      To Be Utilized In
                                             Charge          Through 3/31/98       Future Periods
--------------------------------------------------------------------------------------------------
RESTRUCTURING CHARGES - NET
   Employee costs .........................    54                47                 7

   Plant and support facilities ...........    23                20                 3

   Other ..................................    17                10                 7
==================================================================================================
   Total .................................    $94               $77               $17
==================================================================================================

ITEM II
         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The amount shown in this Form 10-Q filing for diluted earnings per share as of March 31, 1998 differs from the amounts indicated in the earnings release dated April 21, 1997. The revised calculation eliminates the one cent ($.01) per share dilution previously reported as compared to the basic earnings per share. The recalculated diluted earnings per share is twenty-two cents ($.22) per share.

                 THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH
                       THREE MONTHS ENDED MARCH 31, 1997

         On December 31, 1997, CPC International Inc. spun off its Corn Refining Business as a separate independent company. The comparative financial statements included in the report for the periods prior to January 1, 1998, were prepared by attributing the historical data for the Corn Refining Business of CPC International Inc. to the Company utilizing accounting policies consistent with those applied in the preparation of CPC's historical financial statements. Since the Corn Refining Business was operated as a division of CPC in prior periods, such financial information and statements may not necessarily reflect the consolidated results of operations or financial position of the Company or what the results of


                                     10Q-7
operation would have been if the Company had been an independent, public company during these periods.

         Commencing January 1, the fiscal year of our subsidiaries outside North America has changed to that of our North American operation, which is the calendar year. The following comments refer to a restated analysis that puts the operating income for 1997 on a December 31 year end basis. The attached financial statements for periods prior to January 1, 1998, contain the results previously reported including the Other Operations which were on a September year end basis.

         Net Sales increased to $339 million from $327 million in 1997 or 3.5% on a volume increase of 9%, with solid growth in North America and Other Operations. Net Sales grew at a lower rate than volume because prices declined in some areas as corn costs decreased and the strong dollar reduced the value of some international sales.

         Cost of sales decreased $6.4 million due principally to lower corn costs. Gross profit improved to $38.9 million from $20.9 million or to 11% of Net Sales from 6% of Net Sales. The improvement in Gross Margin reflects the net effect of lower corn costs, more than offsetting the price declines in some areas. The improvement also reflects better HFCS pricing in the U.S. market.

         Operating Expenses were down 5.6% due principally to lower general and administrative expenses resulting from the reorganization of the business in conjunction with the spin-off. Fees and Income from Unconsolidated Subsidiaries improved as a result of improved results in the Company's Mexican joint venture.

         Operating Income advanced to $17.9 million from an operating loss of $5.7 million in 1997. The improvement reflects better pricing in corn sweeteners in the U.S. market and improved margins elsewhere.

         Financing Costs were down from the prior year relating to lower average debt and lower average interest rates. Net Income is $8.0 million or $0.22 per share compared to a loss of $8.6 million in the same quarter of 1997 or $(0.24) per share. Better results in North America accounted for an important part of the improvement, helped by a strong earnings gain in Other Operations.

NORTH AMERICAN OPERATIONS

         Net Sales increased by 2.1%, driven by a 7% volume increase, but were held back by the lower exchange value of Canadian dollar sales. Pricing for new HFCS contracts in the United States was comparable with the industry as publicly reported by other corn refiners. Canadian HFCS prices declined becoming more in line with U.S. pricing. Corn syrup pricing showed a strong increase while other products showed flat pricing. Pricing of grain related contracts, as well as some existing multi-year contracts, tempered the overall price gain. Earnings were negatively impacted by dextrose volumes which declined during the quarter due to softness in the export segment and a slowdown in some pockets in the domestic market.

         Operating income showed a healthy advance in most product lines, as corn costs were lower and manufacturing costs were on target.


                                     10Q-8

OTHER OPERATIONS

         Volumes increased by 16%, while Net Sales advanced 5.7%, reflecting the effects of lower exchange rates and product mix. Growth continued to be driven by double digit volume growth in high maltose corn syrup overcoming some sales softness in other products after the Asian financial crisis.

         Operating income was up 12.4%, with the increasing margins paced by lower corn costs.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company's total assets declined to $1,615 million from $1,666 million at December 31, 1997. This decline was the result of the repayment of a $60 million dollar loan made by the Company to Arancia Industrial, S.A. de C.V., its joint venture in Mexico. A portion of the proceeds from this loan were used to repay short term debt in the United
States. An increase in seasonal working capital needs offset positive operating cash flows from earnings and depreciation.

         The Company has a $340 million 5-year revolving credit facility in the United States due December 2002 and a six-month $98 million Canadian bridge loan due June 1998. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. There is sufficient borrowing capacity under the U.S. revolver to repay the Canadian bridge loan.

         At March 31, 1998, the Company has total debt outstanding of $287 million. The debt outstanding consisted of $140 million drawn from the unsecured revolving credit facility in the United States at a rate of 5.8% and $104 million drawn on the Canadian bridge loan and operating lines at a rate of 5.2%. The remaining borrowings were drawn against the various local country operating lines at a weighted average rate of 16.2%.

         During the quarter capital expenditures totaled $15 million as compared to $23 million for the same period last year reflecting lower capital needs as the Company's major capital expenditure program of the last several years was substantially completed. The Company however announced a $15 to $30 million increase in the previously announced spending plan of $70 to $100 for 1998 to accommodate new opportunities in Argentina and Pakistan.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements concerning the Company. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove correct and actual results and developments may differ materially. Important factors that could cause actual results to differ include fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business and market conditions in the various geographic regions and countries in which the Company manufactures and sells its products, including fluctuations in the value of local currencies; and increased competitive and/or customer pressure in the corn refining industry. For a further description of these factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                                     10Q-9

                            PART II OTHER INFORMATION

ITEM: 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K.
         None


                                     10Q-10

                CORN PRODUCTS INTERNATIONAL INC. AND SUBSIDIARIES




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CORN PRODUCTS INTERNATIONAL, INC.




DATE:             May 13, 1998


                                    /s/ James Ripley
                                    -----------------------------------
                                    James Ripley
                                    Chief Financial Officer




DATE:             May 13, 1998


                                    /s/ Jack Fortnum
                                    -----------------------------------
                                    Jack Fortnum
                                    Comptroller - Principal Accounting Officer



                                     10Q-11

                                  EXHIBIT INDEX

NUMBER            DESCRIPTION OF EXHIBIT
11                Statement re:  computation of earnings per share
27                Financial Data Schedule


                                     10Q-12