Form 10-K/A
period 1997-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 1998-07-29
CIK 1046257

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                              (AMENDMENT NO. 1)


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997
                       Commission file number 1-13397


                      CORN PRODUCTS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                                     22-3514823
------------------------------------------------------       -------------------
             (State or Other Jurisdiction of                   (I.R.S. Employer
              Incorporation or Organization)                 Identification No.)

     6500 SOUTH ARCHER ROAD, BEDFORD PARK, ILLINOIS               60501-1933
------------------------------------------------------       -------------------
        (Address of Principal Executive Offices)                  (Zip Code)

     Registrant's telephone number, including area code (708) 563-2400

     Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------

Common Stock, $.01 par value per share        New York Stock Exchange

Preferred Stock Purchase Rights               New York Stock Exchange
(currently traded with Common Stock)

Securities registered pursuant to Section 12(g) of the Act:

                                    NONE
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant (based upon the per share closing price of $32.125 on March 23, 1998, and, for the purpose of this calculation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $1,130,018,013.

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

     Corn refining is a capital-intensive two-step process that involves the wet milling and processing of corn. During the front end process, corn is steeped in water and separated into starch and co-products such as animal feed and germ. The starch is then either dried for sale or further modified or refined through various processes to make sweeteners and other starch-based products designed to serve the particular needs of various industries. The Company's sweetener products include high fructose corn syrups ("HFCS"), glucose corn syrups, high maltose corn syrups, dextrose, maltodextrins and glucose and corn syrup solids. The Company's starch-based products include both industrial and food grade starches.

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


     Expand in Existing Markets and Enter New Markets. The Company believes it is well-positioned through its global alliances and joint ventures to seize opportunities for expansion in existing markets and entrance into new markets. The Company also intends to form additional strategic alliances with local corn refiners as a cost-effective method of expanding into emerging markets. The Company plans to enter new geographical markets directly or through export sales, including markets in Asia, Africa and Eastern Europe.

PRODUCTS

     The Company sells sweetener products that account for approximately 55% of the net sales of the Corn Refining Business, starch products that account for approximately 20% of net sales, and co-products that account for approximately 25% of net sales.

     Sweetener Products. The Company's sweetener products accounted for 54%, or $761 million, of its net sales in 1997; 55%, or $842 million, and 57%, or $786 million, of net sales in 1996 and 1995, respectively.

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

        Dextrose: The Company was granted the first U.S. patent for dextrose in 1923. The Company currently produces dextrose products that are grouped in three different categories - monohydrate, anhydrous and specialty. Monohydrate dextrose is used across the food industry in many of the same products as glucose corn syrups, especially in confectionery applications. Anhydrous dextrose is used to make solutions for intravenous injection and other pharmaceutical applications, as well as some specialty food applications. Specialty dextrose products are used in a wide range of applications, from confectionery tableting to dry mixes to carriers for high intensity sweeteners. Dextrose also has a wide range of industrial applications, including use in wall board and production of biodegradable surfactants (surface agents), humectants (moisture agents), and as the base for fermentation products including vitamins, organic acids, amino acids and alcohols.

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

     Starch Products. Starch products accounted for 23%, or $328 million, of the Company's net sales in 1997; 22%, or $336 million, and 22%, or $308 million, of net sales in 1996 and 1995, respectively. Starches are an important component in a wide range of processed foods, used particularly as a thickener and binder. Corn starch is also sold to corn starch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today's recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

     Enzymes. Enzymes are produced and marketed for a variety of food and industrial applications.

     Co-Products. Co-products accounted for 23%, or $329 million, of the Company's net sales in 1997; 23%, or $346 million, and 21%, or $293 million, of net sales in 1996 and 1995, respectively. Refined corn oil is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal and steepwater are sold as additives for animal feed.


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

COMPETITION

     The corn refining industry is highly competitive. Most of the Company's products compete with virtually identical products and derivatives manufactured by other companies in the industry. The U.S. market is the most competitive, with participation by eleven corn refiners, including ADM Corn Processing Division ("ADM") (a division of Archer Daniels Midland Company), Cargill, A.E. Staley Manufacturing Co. ("Staley") (a subsidiary of Tate & Lyle, PLC) and National Starch and Chemical Company ("National Starch") (a subsidiary of Imperial Chemicals Industries plc). In Latin America, Cargill has corn refining operations in Brazil, National Starch has operations in Brazil and Mexico, and ALMEX, a joint venture between ADM and Staley, has operations in Mexico. Several local corn refiners also operate in Latin America.
Competition within markets is largely based on price, quality and product availability.

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

     The Company follows a policy of hedging its exposure to commodities fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm priced business is hedged when contracted. Other business may or may not be hedged at any given time based on management's judgment as to the need to fix the costs of its raw materials to protect the Company's profitability. Realized gains and losses arising from such hedging transactions are considered an integral part of the cost of those commodities and are included in the cost when purchased. See "Risk Factors -- Potential Losses from Commodities Hedging Activities."

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


PATENTS, TRADEMARKS AND TECHNICAL LICENSE AGREEMENTS



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

     The Company is a party to nine technical license agreements with third parties in other countries whereby the Company provides technical, management and business advice on the operations of corn refining businesses and receives royalties in return. These arrangements provide the Company with product penetration in the various countries in which they exist, as well as experience and relationships that could facilitate future expansion. The duration of the agreements ranges from one to ten years or longer, and many of these relationships have been in place for many years. These agreements in the aggregate provide approximately $6 million of annual revenue to the Company.


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


     In connection with the spin-off, the Company agreed that it would retain $350 million of third party indebtedness. The Company borrowed $190 million under a 5-year credit agreement with nine banks led by Citibank N.A. The proceeds from these borrowings were transferred to Bestfoods prior to the spin-off. The Company, however, remains obligated for the repayment and all liabilities and obligations under the credit agreement. In addition, the Company borrowed C$140 million (approximately $100 million) through a wholly-owned Canadian subsidiary under a separate credit agreement. The proceeds of these borrowings were also transferred to Bestfoods prior to the spin-off. The remaining $60 million of indebtedness consisted of amounts owed under short-term bank borrowings by various local subsidiaries of the Company that were transferred (together with the liabilities connected with such borrowings) from Bestfoods to the Company as part of the spin-off.



     The Company and Bestfoods also entered into a Master Supply Agreement, under which the Company and its affiliates will continue to supply Bestfoods and its affiliates with certain corn refining products at prices based generally upon prevailing market prices. Sales of products by the Corn Refining Business to Bestfoods prior to the spin-off, which are reflected in the financial statements of the Company for the periods prior to January 1, 1998, were generally made at prevailing market prices and were otherwise generally consistent with the terms of the Master Supply Agreement. Pursuant to the Master Supply Agreement, Bestfoods will purchase certain products from the Company and the Company is restricted from certain activities that are competitive with Bestfoods involving the sale, manufacture or packaging of "Commodity Consumer Products," which are defined in the Master Supply Agreement as "corn starch, corn oil, corn syrup and dextrose which are branded and packaged for sale to the retail trade, club stores, mass merchandisers and the food service sector." These are activities in which Corn Products has not engaged in the past. The current term of the Master Supply Agreement expires on December 31, 1999 and is renewable in whole or in part thereafter upon mutual agreement of the parties. At this time, neither Bestfoods nor the Company has expressed an intention not to renew the Master Supply Agreement upon its expiration.


EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.



Name              Age  All positions and offices with the Company
----              ---  ------------------------------------------
Konrad Schlatter  62   Chairman and Chief Executive Officer of
                       Corn Products.  Mr. Schlatter served as
                       Senior Vice President of Bestfoods from
                       1990 to 1997 and Chief Financial Officer
                       of Bestfoods from 1993 to February 1997.

Samuel C. Scott   53   President and Chief Operating Officer of
                       Corn Products.  Mr. Scott has been
                       President of Bestfoods' worldwide Corn
                       Refining Business since 1995 and has been
                       President of Bestfoods' North American
                       Corn Refining Business since 1989.  He
                       was elected a Vice President of Bestfoods
                       in 1991.  Mr. Scott is a director of
                       Motorola, Inc. and Reynolds Metal
                       Company.

Marcia E. Doane   56   Vice President, General Counsel and
                       Corporate Secretary of Corn Products.
                       Ms. Doane has served as Vice President,
                       Legal and Regulatory Affairs of the Corn
                       Products Division of Bestfoods since
                       1996.  Prior thereto, she served as
                       Counsel to the Corn Products Division
                       from 1994 to 1996.  Ms. Doane joined
                       Bestfoods' legal department in 1989 as
                       Operations Attorney for the Corn Products
                       Division.


Name              Age  All positions and offices with the Company
----              ---  ------------------------------------------
Frank J. Kocun    55   Vice President and President, Cooperative Management
                       Group. Mr. Kocun served as President of the Cooperative
                       Management Group of the Corn Products Division of
                       Bestfoods since 1991 and as Vice President of the
                       Cooperative Management Group since 1985.  Mr. Kocun
                       joined Bestfoods in 1968 and has served in various
                       executive positions in the Corn Products Division and in
                       Penick Corporation, a Bestfoods subsidiary.

Eugene J.
Northacker        56   Vice President and President, Latin American Division.
                       Mr. Northacker was appointed President of Bestfoods'
                       Latin America Corn Refining Division and elected a Vice
                       President of Bestfoods in 1992. Prior to that, he served
                       as Business Director of Bestfoods' Latin America Corn
                       Refining Division from 1989 to 1992, as Corn Refining
                       General Manager of Bestfoods' then Mexican subsidiary
                       from 1984 to 1986. Mr. Northacker joined Bestfoods in
                       1968 in the financial group of Bestfoods' North American
                       consumer foods division, and has held executive
                       assignments in several Bestfoods subsidiaries.


Michael R. Pyatt  50   Vice President and Executive Vice President, North
                       American Division. Mr. Pyatt has served as Chairman,
                       President and Chief Executive Officer of Canada Starch
                       Co., Inc., a Bestfoods subsidiary, since 1994 and as
                       President of the Canadian business of Bestfoods' Corn
                       Products Division, Vice Chairman of Canada Starch and as
                       a Vice President of the Corn Products Division since
                       1992.  Mr. Pyatt joined Bestfoods in 1982 and has served
                       in various sales and marketing positions in the Casco
                       business.


Name              Age  All positions and offices with the Company
----              ---  ------------------------------------------
James W. Ripley   54   Vice President - Finance and Chief Financial Officer.
                       Mr. Ripley has served as Comptroller of Bestfoods since
                       1995.  Prior thereto, he served as Vice President of
                       Finance for Bestfoods' North American Corn Refining
                       Division from 1984 to 1995. Mr. Ripley joined Bestfoods
                       in 1968 as chief international accountant, and has
                       subsequently served as Bestfoods' Assistant Corporate
                       Comptroller, Corporate General Audit Coordinator and
                       Assistant Comptroller for Bestfoods' European Consumer
                       Foods Division.

Richard M.
Vandervoort       54   Vice President - Business Development and Procurement,
                       North American Division. Mr. Vandervoort has served as
                       Vice President - Business Management and Marketing for
                       Bestfoods' Corn Products Division since 1989.  Mr.
                       Vandervoort joined Bestfoods in 1971 and has served in
                       various executive sales positions in Bestfoods' Corn
                       Products Division and in Peterson/Puritan Inc., a
                       Bestfoods subsidiary.

Cheryl K. Beebe   42   Treasurer. Ms. Beebe has served as Director of Finance
                       and Planning for the Corn Refining Business worldwide
                       from 1995 to 1997, and as Director of Financial Analysis
                       and Planning for Corn Products North America from 1993.
                       Ms. Beebe joined Bestfoods in 1980 and has served in
                       various financial positions in Bestfoods.

James J. Hirchak  43   Vice President - Human Resources. Mr. Hirchak joined
                       Bestfoods in 1976 and held various Human Resources
                       positions in Bestfoods until 1984, when he joined
                       Betsfoods' Corn Products Division.  In 1987, Mr. Hirchak
                       was appointed Director, Human Resources for Corn
                       Products' North American operation and has served as Vice
                       President, Human Resources for the Corn Products
                       Division since 1992.


Name              Age  All positions and offices with the Company
----              ---  ------------------------------------------
Jack C. Fortnum   41   Comptroller. Mr. Fortnum has served as the Vice
                       President of Finance for Refinerias de Maize, Bestfoods'
                       Argentine subsidiary from 1995 to 1997, as the Director
                       of Finance and Planning for Latin America Corn Refining
                       Division from 1993 to 1995, and as the Vice President
                       and Comptroller of Canada Starch Co., Inc., the Canadian
                       subsidiary of Bestfoods and Vice President of Finance of
                       the Canadian Corn Refining Business from 1989.

ITEM 2.  PROPERTIES

     The Company operates, directly and through its subsidiaries, 19 manufacturing facilities, 18 of which are owned and one of which is leased (Jundiai, Brazil). In addition, the Company owns its corporate headquarters in Bedford Park, Illinois. The following list details the location of the Company's manufacturing facilities:

            U.S.                             Latin America
            -----------------------------    ----------------------
            Stockton, California             Baradero, Argentina
            Bedford Park, Illinois           Balsa Nova, Brazil
            Winston-Salem, North Carolina    Cabo, Brazil
            Beloit, Wisconsin                Jundiai, Brazil
                                             Mogi-Guacu, Brazil
            Canada                           Llay-Llay, Chile
                                             Barranquilla, Colombia
            Cardinal, Ontario                Cali, Colombia
            London, Ontario                  Medellin, Colombia
            Port Colborne, Ontario
                                             Asia
            Africa
                                             Petaling Jaya, Malaysia
            Eldoret, Kenya                   Faisalabad, Pakistan


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


     The Company believes it has competitive, up-to-date and cost-effective facilities. In recent years, significant capital expenditures have been made to update, expand and improve the Company's facilities, averaging in excess of $150 million per year for the last five years. Capital investments have included the rebuilding of the Company's plant in Cali, Colombia; an expansion of both grind capacity and dextrose production capacity at the Company's Argo facility in Bedford Park, Illinois; entry into the high maltose corn syrup business in Brazil, Colombia and Argentina; and the installation of energy co-generation facilities in Canada. The Company believes these capital expenditures will allow the Company to operate highly efficient facilities for the foreseeable future with further annual capital expenditures that are significantly below historical averages. During the past three calendar years, the Company has closed two wholly-owned facilities and one joint venture operation in an effort to reduce costs because such facilities could not economically be made efficient. Sales previously generated by the production at these facilities has been maintained largely through producing products at other facilities which could more economically supply the product to the Company's customers. The total sales value of the products previously produced by these facilities is less than $20 million.


ITEM 3.  LEGAL PROCEEDINGS

     Under the terms of the agreements relating to the spin-off of the Company from Bestfoods, the Company agreed to indemnify Bestfoods for certain liabilities relating to the operation of the Corn Refining Business prior to the spin-off, including liabilities relating to the proceedings described below.

     In July 1995, Bestfoods received a federal grand jury subpoena in connection with an investigation by the Antitrust Division of the U.S. Department of Justice of U.S. corn refiners regarding the marketing of high fructose corn syrup and other "food additives" (the investigation of Bestfoods relates only to high fructose corn syrup). Bestfoods has produced the documents sought by the Justice Department. Bestfoods, as a high fructose corn syrup producer, was also named as one of the defendants in a number of private treble damage class actions, by direct and indirect customers, and one individual action, alleging violations of federal and state antitrust laws. Following the certification of the consolidated federal class actions, Bestfoods entered into a settlement of the federal claims for $7 million. Bestfoods also settled the one individual action

(Gray and Company v. Archer Daniels Midland et al., Civ. No. 97-69-AS) in the United States District Court for the District of Oregon (subsequently transferred to the United States District Court for the Central District of Illinois, Peoria Division for consolidation in MDL, Docket No. 1087 and Matter File No. 95-1477). A stipulated joint dismissal of Bestfoods from the Gray and Company litigation was received by the court on January 28, 1998. Bestfoods remains a party to the state law actions filed in Alabama, California, the District of Columbia, West Virginia, and Kansas, each of which was filed in 1995 or 1996. A state law action filed in Michigan was dismissed on February 4, 1998 for lack of progress after plaintiffs' motion to certify a class was denied. The amount of damages claimed in the various state law actions is either unspecified or stated as not exceeding $50,000 per claimant.


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

                                         The Company's
                                          Common Stock
                                        ----------------
                                         High      Low
                                        -------  -------
1997

     December 11, 1997 through
 December 31, 1997*                     32       28 7/8

1998

     January 1, 1998 through
 March 23, 1998                        35 1/8    26 5/16

_____________
*Prices represent when-issued trading on the New York Stock Exchange. The Company's Common Stock began regular way trading on January 2, 1998.


     To date, the Company has paid no dividends. Management believes that the payment of a dividend by Corn Products is part of a sound financial policy for the Company. However, in light of the Company's brief period of operation as an independent company, management has determined that it is prudent to defer a decision on the timing and the amount of a dividend until after the Company has experienced several quarters of independent operation. Management is responsible for apprising the Company's Board of Directors of the Company's financial ability to pay a dividend and currently believes that it should be able to recommend a dividend policy to the Board during the third quarter of the current year, assuming that the Company's financial performance continues as currently expected. The payment of a dividend is solely at the discretion of the Corn Products'

Board of Directors. It is subject to the Company's financial results and the availability of surplus funds to pay dividends.



ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference from the Annual Report, page 32, section entitled "Selected Financial Information."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the Annual Report, pages 8-12, section entitled "Management's Discussion and Analysis."


YEAR 2000

     The Year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year.
During 1997, the Company developed a plan to address the Year 2000 issue and began converting its computer systems to be Year 2000 compliant. A team with appropriate senior management support was established to identify and correct Year 2000 issues. Internal software with non-compliant codes is expected to be either fixed or replaced with software that is compliant with the Year 2000 requirements. This includes all of the Company's manufacturing plants, building facilities and business systems. The current estimated cost to the Company to implement its Year 2000 plan is between $3 and $4 million. The Company expects to complete all necessary modifications by August of 1999, with 80% completed by the end of 1998. The project is currently approximately 60% complete. There can be no assurance that the project will be successfully completed on a timely basis, and a failure to so complete could have a material adverse impact on the Company's ability to manufacture and/or deliver its products.


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

     PRICE VOLATILITY AND UNCERTAIN AVAILABILITY OF CORN.    Corn purchasing
costs, which include the price of the corn plus delivery cost, vary between 40% and 65% of the Company's product costs. The price and availability of corn are influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost, that are difficult to anticipate and cannot be controlled by the Company. In 1996, profitability was adversely impacted by an exceptional increase in corn costs which the Company was not able to offset with an increase in the price of its products. In addition, the price of corn sweeteners, especially high fructose corn syrup, is indirectly impacted by government programs supporting sugar prices. There can be no assurance that the Company will be able to purchase corn at prices that can be adequately passed on to customers or in quantities sufficient to sustain or increase its profitability.

     POTENTIAL LOSSES FROM COMMODITIES HEDGING ACTIVITIES.   The Company enters
into corn futures contracts, or takes hedging positions in the corn futures markets, in an attempt to minimize the effects of the volatility of corn costs on operating profits. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and the ability of the Company to sell sufficient products to utilize all of the corn with respect to which it has futures contracts. Occasionally, such hedging activities can themselves result in losses, some of which may be material. During the fourth quarter of 1996, the Company recognized a loss of $40 million in connection with the liquidation of certain corn futures contracts. No assurance can be given that such hedging-related losses will not recur. See Note 10 of Notes to Consolidated Financial Statements for information with respect to the Company's hedging position at December 31, 1997.

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

     INTERNATIONAL OPERATIONS RISKS. The Company operates a multinational business and, accordingly, is subject to risks that are inherent in operating in foreign countries. Approximately 56% of the Company's 1997 revenues were generated by non-U.S. operations. Due to the significant amount of non-U.S. revenues, fluctuations in the value of foreign currencies relative to the U.S. dollar could increase the volatility of the Company's U.S. dollar-denominated operating results. The Company's non-U.S. operations are also subject to political, economic and other risks inherent in operating in countries outside the United States, including possible nationalization, expropriation, adverse government regulation, imposition of import and export duties and quotas, currency restrictions, price controls, potentially burdensome taxation and/or other restrictive government actions.

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


     The Company believes the transactions described in this section contain terms no less favorable then those obtainable from unaffiliated third parties.

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

Exhibit Number
--------------
     10.9
     10.10
     10.11
     10.12
     10.13
     10.14
     10.15
     10.16
     10.17
     10.18

Item 14(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of July, 1998.


                                    CORN PRODUCTS INTERNATIONAL, INC.


                                    By: *Konrad Schlatter
                                       ------------------------------------
                                       Konrad Schlatter
                                       Chairman and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 28th of July, 1998.


Signature                     Title
---------                     -----


*Konrad Schlatter             Chairman and Chief Executive Officer
-----------------------
Konrad Schlatter


/s/ James W. Ripley           Chief Financial Officer
-----------------------
James W. Ripley


/s/ Jack Fortnum              Comptroller
-----------------------
Jack Fortnum


*William C. Ferguson          Director
-----------------------
William C. Ferguson


*Bernard H. Kastory           Director
-----------------------
Bernard H. Kastory

*Samuel C. Scott              Director
-----------------------
Samuel C. Scott

*Alfred C. DeCrane, Jr.       Director
-----------------------
Alfred C. DeCrane, Jr.


*Richard G. Holder            Director
-----------------------
Richard G. Holder

*Ignacio Aranguren-Castiello  Director
----------------------------
Ignacio Aranguren-Castiello


*William S. Norman            Director
----------------------------
William S. Norman


*Clifford B. Storms           Director
----------------------------
Clifford B. Storms


*By: /s/ Marcia E. Doane
    ----------------------------
     Marcia E. Doane
     Attorney-in-fact


(Being the principal executive officers, the principal financial and accounting officers and a majority of the directors of Corn Products International, Inc.)


EXHIBIT NO.  DESCRIPTION
-----------  -----------

   2.1**     Distribution Agreement dated December 1, 1997, between the
             Company and Bestfoods

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

   4.3** 5-Year Revolving Credit Agreement dated December 17, 1997 among the Company and the agents and banks named therein

  10.1**     Master Supply Agreement dated January 1, 1998 between the
             Company and Bestfoods

  10.2**     Tax Sharing Agreement dated December 1, 1997 between the
             Company and Bestfoods

  10.3** Tax Indemnification Agreement dated December 1, 1997 between the Company and Bestfoods

  10.4**     Debt Agreement dated December 1, 1997 between the Company and
             Bestfoods

  10.5** Transition Services Agreement dated December 1, 1997 between the Company and Bestfoods

  10.6**     Master License Agreement dated January 1, 1998 between the
             Company and Bestfoods


EXHIBIT NO.  DESCRIPTION
-----------  -----------

   10.7*     Employee Benefits Agreement dated December 1, 1997 between the
             Company and Bestfoods, filed as Exhibit 4.E to the Company's
             Registration Statement on Form S-8, File No. 333-43525

   10.8**    Access Agreement dated January 1, 1998 between the Company and
             Bestfoods

   10.9* Stock Incentive Plan of the Company, filed as Exhibit 4.E to the Company's Registration Statement on Form S-8, File No.
             333-43525

   10.10**   Deferred Stock Unit Plan of the Company

   10.11**   Form of Severance Agreement entered into by each of K.
             Schlatter, S.C. Scott, E.J. Northacker, J.W. Ripley and F.J.
             Kocun (the "Named Executive Officers")

   10.12** Letter Agreement dated December 12, 1997 between the Company and E.J. Northacker

   10.13** Letter Agreement dated December 12, 1997 between the Company and F.J. Kocun

   10.14** Form of Indemnification Agreement entered into by each of the members of the Company's Board of Directors and the Named
             Executive Officers

   10.15**   Deferred Compensation Plan for Outside Directors of the Company

   10.16**   Supplemental Executive Retirement Plan

   10.17**   Executive Life Insurance Plan

   10.18**   Deferred Compensation Plan

   13.1**    1997 Annual Report

   21.1**    Subsidiaries of the Company

   23.1      Consent of KPMG Peat Marwick LLP

   24.1**    Powers of Attorney


EXHIBIT NO.  DESCRIPTION
-----------  -----------
   27.1**    Financial Data Schedule

   27.2**    Financial Data Schedule

   27.3**    Financial Data Schedule


_________________
*Incorporated herein by reference.


**As previously filed in the Company's Form 10-K dated March 31, 1998.