Form 10-Q
period 1998-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 1998-08-14
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ____________

                                   FORM 10-Q
                                  ____________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1998

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days:
                         Yes   X     No
                             -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              CLASS                       OUTSTANDING AT AUGUST 7, 1998
     Common Stock, $.01 par value               35,632,709 shares

                         PART I  FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
( ALL FIGURES ARE IN MILLIONS EXCEPT PER SHARE AMOUNTS )

                                           (UNAUDITED)
                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                           -------------------     ------------------
                                              1998       1997        1998      1997
                                           ---------  ---------    --------  --------
Net sales                                  $  366.8   $  357.5     $ 705.8   $ 694.6
Cost of sales                                 326.8      324.3       626.9     640.6
                                           ---------  ---------    --------  --------
Gross profit                                   40.0       33.2        78.9      54.0



Operating expense                              23.1       24.8        47.4      51.9
Restructuring charge                            0.0       70.8         0.0      70.8
Spin-off costs                                  0.0       15.0         0.0      15.0
(Fees and income) from unconsolidated
subsidiaries                                   (3.5)      (0.3)       (6.9)     (1.9)
                                           ---------  ---------    --------  --------
Operating income (Loss)                        20.4      (77.1)       38.4     (81.8)

Financing costs                                 2.5        6.8         7.5      14.9
                                           ---------  ---------    --------  --------

Income (Loss) before income taxes              17.9      (83.9)       30.9     (96.7)
Provision (benefit) for income taxes            6.5      (20.8)       10.8     (25.4)
                                           ---------  ---------    --------  --------
                                               11.4      (63.1)       20.1     (71.3)
Minority stockholders' interest                 0.7        0.6         1.4       1.0
                                           ---------  ---------    --------  --------
Net income (loss)                          $   10.7   $  (63.7)      $18.7   $ (72.3)
                                           =========  =========    ========  ========
Average common shares outstanding:
Basic                                          35.7       35.7        35.7      35.7
Diluted                                        36.0       35.7        36.0      35.7
Earnings (loss) per common share
Basic and Diluted: Net earnings per        ---------  ---------    --------  --------
common share                               $    .30   $  (1.78)    $   .52   $ (2.02)
                                           =========  =========    ========  ========

See Notes To Condensed Consolidated Financial Statements

                         PART I  FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS


                       CORN PRODUCTS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                 AS OF:
       ( ALL FIGURES ARE IN MILLIONS )                                   JUNE 30,    DECEMBER 31,
                                                                           1998          1997
                                                                        ----------  --------------
ASSETS
   Current Assets
      Cash and cash equivalents                                         $    41       $    85
      Accounts receivable - net                                             209           182
      Inventories                                                           132           123
      Prepaid expenses                                                       19            13
      Deferred tax asset                                                     12            20
--------------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                                     413           423
--------------------------------------------------------------------------------------------------
      Investments in and loans to unconsolidated subsidiaries               106           168
      Plants and properties - net                                         1,022         1,057
      Other assets                                                           21            18
--------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                           1,562         1,666
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Notes payable                                                         233           337
      Accounts payable                                                       80            90
      Accrued liabilities                                                    69            69
--------------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                                382           496
--------------------------------------------------------------------------------------------------
      Noncurrent liabilities                                                 38            37
      Long - term debt                                                       11            13
      Deferred taxes on income                                              128           128
      Minority stockholders' interest                                         9             6
STOCKHOLDERS' EQUITY
      Preferred stock - authorized 25,000,000 shares-
                 $0.01 par value none issued                                 --            --
      Common stock - authorized 200,000,000 shares-
                 $0.01 par value - 35,617,709 and 35,597,360 issued
                 and outstanding on June 30, 1998 and
                 December 31, 1997, respectively                              1             1
      Additional paid in capital                                          1,020         1,020
      Cumulative translation adjustment                                     (46)          (35)
      Retained earnings                                                      19            --
--------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                               994           986
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                1,562       $ 1,666
==================================================================================================

See Notes To Condensed Consolidated Financial Statements

                         PART I  FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                  (UNAUDITED)
(ALL FIGURES ARE IN MILLIONS )        THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                      -------------------   -----------------
                                        1998       1997       1998     1997
                                      -------     -------    ------   -------
Net Income (Loss)                         11        (64)         19     (72)
Other comprehensive income/loss
  Currency translation adjustment         (7)        (0)        (11)     (1)
                                      -------     -------    -------  -------
Comprehensive income                       4        (64)          8     (73)
                                      =======     =======    =======  =======

                        CORN PRODUCTS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              (UNAUDITED)
                                         PREFERRED  COMMON  ADDITIONAL  CUMULATIVE   RETAINED  TOTAL
(ALL FIGURES ARE IN MILLIONS)              STOCK    STOCK    PAID-IN    TRANSACTION  EARNINGS
                                                             CAPITAL    ADJUSTMENT
                                         ------------------------------------------------------------
Balance, December 31, 1997                 $  0    $  1      $1,020       $ (35)       $  0    $986
  Net income for the period                                                              19      19
  Translation adjustment                                                    (11)                (11)
                                         ------------------------------------------------------------
Balance, June 30, 1998                     $  0    $  1      $1,020       $ (46)       $ 19    $994
                                         ============================================================

See Notes To Condensed Consolidated Financial Statements

                         PART I  FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

        ( ALL FIGURES ARE IN MILLIONS )                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 1998            1997
                                                             ------------   --------------
CASH FLOWS FROM ( USED FOR ) OPERATING ACTIVITIES

  Net income (loss)                                                  $19       $(72)
  Non-cash charges (credits) to net income:
    Depreciation                                                      47         47
    Restructuring and spin-off charges                                 -         86
    Deferred taxes                                                    10        (11)
    Other - net                                                        4          1
    Equity in earnings of unconsolidated affiliates                    2          1
    Changes in trade working capital:
      Accounts receivable and prepaid items                          (35)        11
      Inventories                                                    (10)        24
      Due to CPC International, Inc.                                  --        (33)
      Accounts payable and accrued liabilities                        (9)        (2)
---------------------------------------------------------------------------------------
  Net cash flows from operating activities                            28         52
---------------------------------------------------------------------------------------

CASH FLOWS FROM ( USED FOR ) INVESTING ACTIVITIES:
    Capital expenditures paid                                        (28)       (47)
    Proceeds from disposal of plants and properties                    2         --
    Investments in and loans to unconsolidated affiliates             60        (19)
---------------------------------------------------------------------------------------
  Net cash flows from (used for) investing activities                 34        (66)
---------------------------------------------------------------------------------------
  Net cash flows after investments                                    62        (14)
---------------------------------------------------------------------------------------

CASH FLOWS FROM ( USED FOR ) FINANCING ACTIVITIES:
  Net change in debt                                                (106)        --
  Dividends to CPC International, Inc.                                --        (13)
  Other liabilities ( deposits )                                      --         (8)
  Increase (decrease) in transfer from CPC International, Inc., net   --         40
---------------------------------------------------------------------------------------
  Net cash flows from ( used for ) financing activities             (106)        19
---------------------------------------------------------------------------------------
  Increase ( decrease ) in cash and cash equivalents                 (44)         5
  Cash and cash equivalents, beginning of period                      85         32
---------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                           $41        $37
=======================================================================================

See Notes to Condensed Consolidated Financial Statements

                        CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 1998 and 1997 and the financial position as of June 30, 1998 and December 31, 1997. The results for the three months and the six months ended June 30, 1998 are not necessarily indicative of the results expected for the year.

     References to "the Company" are to Corn Products International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-KA for the fiscal year ended December 31, 1997.

2.   ACCOUNTING PRONOUNCEMENTS

     Effective for fiscal years beginning after December 15, 1997 the Financial Accounting Standards Board issued Statement No. 130 (FAS 130), Reporting Comprehensive Income. FAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles have previously been reported as separate components of equity such as currency translation. The Company has adopted this reporting for the current year.

     Also, in June 1997, FAS 131, "Disclosure About Segments of an Enterprise and Related Information," was issued. This statement is currently in effect and the Company is in compliance with the requirements of this pronouncement. The Company is in one business segment - corn refining - and produces a wide variety of products.


3. INVENTORIES ARE SUMMARIZED AS FOLLOWS:                                   June 30, 1998  December 31, 1997
                                                                            -------------  -----------------
Finished and in process..............................................             69               51

Raw materials........................................................             42               43

Manufacturing supplies...............................................             21               29
------------------------------------------------------------------------------------------------------------
Total inventories....................................................            132              123
============================================================================================================

4.   FINANCIAL INSTRUMENTS

COMMODITIES
     Following the Company's policy of hedging its margin exposure to firm priced business, it had open corn futures contracts of $142 million for delivery of corn beyond June 30, 1998. Of the total commitment, $10 million is due in September, 1998, $70 million is due in December, 1998, $51 million is due in March, 1999, and $11 million is due April, 1999 through December, 1999. At June 30, 1998, the price of corn under these contracts was $9.1 million above market quotations of the same date.

5.   RESTRUCTURING CHARGES

     In 1997, the Company recorded a $94 million pre-tax restructuring charge. The restructuring charge includes the costs of the separation of facilities that were used by CPC International, Inc. to produce both consumer foods and corn-derived products. The majority of the restructuring is taking place in the Company's international operations. The spin-off charge includes the direct costs of the spin-off including legal, tax and investment banking fees. The restructuring change is summarized below:


-----------------------------------------------------------------------------------------------------
$ Millions                                                  1997       Charge      To Be Utilized In
                                                           Charge     Utilized      Future Periods
-----------------------------------------------------------------------------------------------------
RESTRUCTURING CHARGES - NET

  Employee costs.......................................       54          49                5

  Plant and support facilities.........................       23          20                3

  Other................................................       17          12                5
-----------------------------------------------------------------------------------------------------
  Total................................................       94          81               13
=====================================================================================================

ITEM II

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

     FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 WITH COMPARATIVE FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

     On December 31, 1997, CPC International Inc. spun off its Corn Refining Business as a separate independent company. The comparative financial statements included in the report for the periods prior to January 1, 1998, were prepared by attributing the historical data for the Corn Refining Business of CPC International Inc. to the Company utilizing accounting policies consistent with those applied in the preparation of CPC's historical financial statements. Since the Corn Refining Business was operated as a division of CPC in prior periods, such financial information and statements may not necessarily reflect the consolidated results of operations or financial position of the Company or what the results of operations would have been if the Company had been an independent, public company during these periods.

REPORTED RESULTS

     Net sales for the quarter of $366.8 million were 2.6% higher than reported last year based on volume gains principally in Other Operations. Pricing improved in North America which was offset by lower pricing in certain product categories and areas due to lower corn costs. Lower exchange also negatively influenced sales. Year to date sales are up 1.6% on volume increases offset by lower exchange rates.

     Cost of Sales for the quarter are up 0.8% due to volume increases. Year to date costs of sales are down 2.1% due to increased volumes offset by lower corn costs and exchange rates.

     Gross Profit for the quarter at $40.0 million or 10.9% of sales improved $6.8 million from $33.2 million or 9.3% of sales. This improvement is due primarily to improved selling prices and lower raw material costs. Year to date gross profit at $78.9 million representing an 11.2% return on sales improved $24.9 million from $54.0 million representing a 7.8% return on sales. Improved pricing and lower raw material costs account for most of this change.

     Operating Expenses at $23.1 million are 7% lower than the prior year of $24.8 million for the quarter. Year to date operating expenses of $47.4 million are 9% lower than the $51.9 million of the prior year. Lower operating expenses in local operations have more than offset the additional corporate overhead required to operate on a stand-alone basis, which was not incurred during the spin-off.

     During the second quarter of 1997 the Company established a restructuring reserve of $71 million and spin-off charges of $15 million to facilitate the separation of facilities and operations that were used by CPC International, Inc. This reserve of $71 million was increased to $94 million in the third quarter of 1997. Charges to this reserve have been substantially completed with approximately $13 million remaining in the reserve to be utilized for outstanding items.

     Fees and income from unconsolidated subsidiaries increased to $3.5 million from $0.3 million for the quarter last year and year to date to $6.9 million from $1.9 million last year. While fees have remained fairly stable the increase is primarily attributable to results in the Mexican joint venture resulting from improved margin and high fructose volumes in this operation.

     Financing costs were down for the quarter $4.3 million as a result of improved cash flow from better operating results and from the receipt of $60 million, during the first quarter, from a repayment of a loan made to our Mexican joint venture. Year to date financing costs of $7.5 million are 50% of the level of the prior year. Lower average debt levels as a stand-alone Company and improved cash flows have resulted in this reduction.

     The Company expects a 35% effective tax rate for 1998. The tax rate is estimated based on the expected mix of domestic and foreign earnings for the year. The change from the prior year is due to certain non-deductible charges included in the restructuring expenses and a change in domestic and foreign earnings streams previously reflected as part of CPC INTERNATIONAL, INC.

     Net income for the quarter of $10.7 million or $0.30 per fully diluted share compares to a loss last year of $63.7 million, or $(1.78) per share, which included a one-time after-tax charge of $65 million for restructuring and spin-off related costs from CPC International Inc. Excluding the spin-off and restructuring charge, last year's results would have shown a $0.6 million profit, or approximately $.02 per share.

     For the six-month period, Corn Products earned $18.7 million, or $0.52 per share compared to a loss of $72.3 million in 1997, or $(2.02) per share, or a loss of $7.3 million excluding the special charge. Cumulative sales were $706 million compared to $695 million last year. Operating income was $38.4 million versus a loss of $81.8 million or $4.0 million a year ago excluding the special charge.


OPERATING HIGHLIGHTS ON A RESTATED BASIS

ACTUAL REPORTED RESULTS LAST YEAR INCLUDED OPERATIONS OUTSIDE NORTH AMERICA ON A THREE-MONTH LAG BASIS. BEGINNING IN 1998, THE FINANCIAL YEAR FOR ALL UNITS WAS CHANGED TO PUT THEM ON THE SAME DECEMBER YEAR-END BASIS. FOR COMPARATIVE PURPOSES, THE OTHER OPERATIONS 1997 BUSINESS RESULTS WERE RESTATED TO PUT THEM ON A COMPARABLE FISCAL YEAR-END BASIS. ALL FURTHER COMMENTS REFER TO THE COMPARABLE FINANCIAL QUARTER AS SHOWN IN THE TABLE BELOW. ALL COMPARABLE NUMBERS ALSO EXCLUDE SPECIAL CHARGES FOR 1997.

     TABLE OF NET SALES AND OPERATING INCOME RESTATED FOR CHANGE IN YEAR END

                                  (UNAUDITED)

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ------------------    ----------------
                                         1998       1997       1998      1997
                                         ----       ----       ----      ----
NET SALES
  North America                          237.1      228.9      439.5     425.9
  Other Operations                       129.7      129.4      266.3     259.8
                                        ------     ------     ------    ------
                                         366.8      358.3      705.8     685.7
  Adjustments for fiscal year end          0.0       (0.8)       0.0       8.9
                                        ------     ------     ------    ------
   Total                                 366.8      357.5      705.8     694.6
                                        ======     ======     ======    ======
OPERATING INCOME
  North America                            4.4       (8.4)       4.8     (29.8)
  Other Operations                        18.4       21.8       38.5      39.6
  Corporate                               (2.4)       0.0       (4.9)     (2.2)
                                        ------     ------     ------    ------
                                          20.4       13.4       38.4       7.6
  Adjustments for fiscal year end          0.0       (4.7)       0.0      (3.6)
                                        ------     ------     ------    ------
                                          20.4        8.7       38.4       4.0
  Restructuring Charges and Spin-off
  Costs                                    0.0       85.8        0.0      85.8
                                        ------     ------     ------    ------
   Total                                  20.4      (77.1)      38.4     (81.8)
                                        ======     ======     ======    ======

THE FOLLOWING DISCUSSION COMMENTS UPON CHANGES BETWEEN THE PERIODS 1998 AND 1997 AS RESTATED.

     TOTAL COMPANY net sales increased 2.4% for the quarter based on a gain of 3% in volumes, while year-to-date they were up 2.9% with an advance in volumes of 6%. Lower exchange rates have affected dollar sales by 5% this year.

     Cost of sales increased 1% to $326.8 million compared to the comparable quarter last year. The increase in volumes accounts for the higher cost of sales. Gross profit for the quarter improved to $40.0 million or 10.9% of sales from $33.8 million or 9.4% of sales. This improvement is primarily due to the improved selling prices and lower raw material costs.

     On a comparable basis, Operating income for the quarter was up to $20.4 million from $13.4 million last year. For the year-to-date, the increase was to $38.4 million from $7.6 million.

     NORTH AMERICA sales advanced 4% in the quarter on a 1% increase in volume, as selling prices improved for high fructose corn syrup and glucose corn syrup. Dextrose volumes declined slightly due to poor export demand and competitive pressure in the domestic market. US pricing for the most part remained unchanged with the exception of an increase for fructose and glucose. Canadian sales in US dollars were down because of the deteriorating exchange rate and some lower local currency pricing. Selling prices for grain related business declined in both countries due to the lower corn cost. Overall, "spread", or net sales less raw material cost, improved, as net corn cost declined while prices improved. Results in the United States have improved substantially over last year, but are still close to break-even, because high fructose corn syrup prices remain well below historic levels, despite improved capacity utilization rates. Canadian results maintained their positive rate despite the almost 6% decline in the exchange rate since last year. The Mexican joint venture improved sharply on strong volumes and better pricing.

     OTHER OPERATIONS showed sales at last year's level despite weak exchange rates in a number of countries, and some price declines related to lower corn cost. Volumes were up 7% for the quarter as strong increases in high maltose corn syrup for the brewing industry compensated for some declines in traditional products. The economies of various countries were affected by the situation in Asia, which also spilled over to Latin America. The somewhat unfavorable product mix, with its lower overall margin caused a 16% decline in operating income. Brazilian results continue to be impacted by the economic slowdown experienced in the fourth quarter of last year, while results in Argentina, Pakistan, and Colombia remain strong.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, the Company's total assets declined to $1,562 million from $1,666 million at December 31, 1997. This decline was the result of the repayment of a $60 million loan made by the Company to Arancia CPC, S.A. de C.V., its joint venture in Mexico. The proceeds from the loan, along with cash, were used to repay $90 million of short-term debt in the United States. An increase in seasonal working capital needs offset positive operating cash flows from earnings and depreciation.

     The Company has a $340 million 5-year revolving credit facility in the United States due December 2002. The six-month $98 million Canadian bridge loan due June 1998 was extended to December 31, 1998 and reduced to $62 million. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. There is sufficient borrowing capacity under the U.S. revolver to repay the Canadian bridge loan.

     At June 30, 1998, the Company has total debt outstanding of $243 million. The debt outstanding consisted of $90 million drawn from the unsecured revolving credit facility in the United States at a rate of 5.9% and $103 million drawn on various Canadian operating lines at a rate of 5.3%. The remaining borrowings were drawn against the various other local country operating lines at a weighted average of 14.2%.

     For the six-month period, capital expenditures totaled $28 million as compared to $47 million for the same period last year. The lower spending level reflects the lower capital needs as the Company's major capital expenditure program of the last several years was substantially completed.

YEAR 2000

     The Year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. During 1997, the Company developed a plan to address the Year 2000 issue and began converting its computer systems to be Year 2000 compliant. A team with appropriate senior management support was established to identify and correct Year 2000 issues. Internal software with non-compliant codes is expected to be either fixed or replaced with software that is compliant with the Year 2000 requirements. This includes all of the Company's manufacturing plants, building facilities and business systems. The Company expects to complete all necessary modifications by August of 1999. The project has completed the assessment phase and extended testing has been initiated. The estimated cost to complete the testing is approximately $3 million to $4 million. Costs to upgrade existing hardware and programs could add an additional $2 to $3 million to this project. There can be no assurance that the project will be successfully completed on a timely basis, and a failure to so complete could have a material adverse impact on the Company's ability to manufacture and/or deliver its products.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-Q contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business and market conditions in the various geographic regions and countries in which the Company manufactures and sells its products, including fluctuations in the value of local currencies; costs or difficulties related to the establishment of the Company as an independent entity; and increased competitive and/or customer pressure in the corn refining industry. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.


ITEM III

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

                           PART II  OTHER INFORMATION

ITEM: 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on Wednesday, May 20, 1998. Of the 35,652,134 shares of common stock outstanding on the record date, there were present, either in person or by proxy, 30,253,344 shares. The following matters were submitted to a vote of security holders:

1. The following directors were elected for a three-year term expiring in 2001:


                                                   FOR      WITHHELD
               William C. Ferguson              29,969,516  283,828
               Bernard H. Kastory               29,973,913  279,431
               Samuel C. Scott                  29,977,898  275,446

     Directors whose term of office continued after the meeting are as follows:
     Ignacio Aranguren-Castiello, Alfred C. DeCrane, Jr., Richard G. Holder, William S. Norman, Konrad Schlatter and Clifford B. Storms.

2. The Corn Products International, Inc. 1998 Stock Incentive Plan (the "Plan") was submitted for approval by the stockholders for the purpose of
     (i) qualifying certain grants of options as "incentive stock options" within the meaning of Section 422 of the Internal Revenue code of 1986, as amended (the "Code") and (ii) permitting future stock options and performance shares granted under the Plan to qualify as "qualified performance-based" compensation under Section 162(m) of the Code. Of the shares entitled to vote, 21,246,633 voted for the Plan, 5,708,321 voted against and 239,611 abstained. Broker non-votes totaled 3,058,779 shares.

3. The approval and ratification of Indemnification Agreements for Directors and Officers was also submitted for approval by the stockholders. This proposal sought approval and ratification of the indemnification agreements the Company has entered into with its current directors, officers and certain other key executives and consultants of the Company as well as any future director, nominee for director or officer. Of the shares entitled to vote, 29,334,442 voted for approval and ratification, 695,404 voted against and 223,498 abstained. There were no broker non-votes on this proposal.

4. Ratification of the appointment of KPMG Peat Marwick as independent auditors for the Company for 1998 was also submitted for approval by the stockholders. Of the shares entitled to vote, 30,164,202 voted for the appointment of KPMG, 40,731 voted against and 48,411 abstained. There were no broker non-votes on this proposal.

ITEM: 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits pursuant to Item 601 of Regulation S-K.

        Exhibits required by Item 601 of Regulation S-K are listed in the
        Exhibit Index hereto.

     b) Reports on Form 8-K.

        On May 13, 1998, a report was filed which was the first quarter earnings press release dated April 21, 1998

                       CORN PRODUCTS INTERNATIONAL, INC.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CORN PRODUCTS INTERNATIONAL, INC.





DATE:  June 14, 1998


                                     /s/ James Ripley
                                     ------------------------------------------
                                     James Ripley
                                     Chief Financial Officer




DATE:  June 14, 1998


                                     /s/ Jack Fortnum
                                     ------------------------------------------
                                     Jack Fortnum
                                     Comptroller - Principal Accounting Officer

                                 EXHIBIT INDEX



NUMBER               DESCRIPTION OF EXHIBIT
------               ----------------------
11                   Statement re:  computation of earnings per share
27                   Financial Data Schedule