Form 10-Q
period 1998-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 1998-11-13
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-Q
                                  ------------

                     Quarterly Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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


6500 SOUTH ARCHER AVENUE,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days:
                                 Yes X No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AT NOVEMBER 5, 1998
Common Stock, $.01 par value                           35,845,847 shares

                          PART I FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

( ALL FIGURES ARE IN MILLIONS EXCEPT PER SHARE AMOUNTS )

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                  --------------- ------------     --------------- ----------------
                                                       1998          1997               1998            1997
                                                  --------------- ------------     --------------- ----------------
Net sales                                                 $359.5       $360.2            $1,065.3         $1,054.8
Cost of sales                                              315.3        318.4               942.2            958.9
                                                  --------------- ------------     --------------- ----------------
Gross profit                                                44.2         41.8               123.1             95.9

Operating expense                                           24.2         22.6                71.6             74.6
Restructuring charge                                           0         22.8                   0             93.6
Spin - off costs                                               0            0                   0             15.0
(Fees and income) from unconsolidated                       (3.5)        (1.8)              (10.4)            (3.7)
   affiliates
                                                  --------------- ------------     --------------- ----------------

Operating income (loss)                                     23.5         (1.8)               61.9            (83.6)

Financing costs                                              3.2          7.1                10.7             22.0
                                                  --------------- ------------     --------------- ----------------

Income (loss) before taxes                                  20.3         (8.9)               51.2           (105.6)
Provision (benefit) for income taxes                         7.1          0.5                18.0            (25.0)
                                                  --------------- ------------     --------------- ----------------
                                                            13.2         (9.4)               33.2            (80.6)
Minority stockholder interest                                0.6          0.6                 1.9              1.6
                                                  =============== ============     =============== ================
Net income (loss)                                           12.6        (10.0)               31.3            (82.2)
                                                  =============== ============     =============== ================

Average common shares outstanding:

Basic                                                       35.7         35.7                35.7             35.7
Diluted                                                     35.8         35.7                35.9             35.7

Net income (loss) per common share
Basic                                                      $0.35       ($0.28)              $0.87           ($2.31)
Diluted                                                    $0.35       ($0.28)              $0.87           ($2.31)

See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                                      AS OF:
           ( ALL FIGURES ARE IN MILLIONS )                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                            1998                   1997
                                                                                     ------------------     ----------------
ASSETS
      Current Assets
           Cash and cash equivalents                                                        $51                      $85
           Accounts receivable - net                                                        223                      182
           Inventories                                                                      141                      123
           Prepaid expenses                                                                  19                       13
           Deferred tax asset                                                                13                       20
                                                                                     ----------              -----------
      TOTAL CURRENT ASSETS                                                                  447                      423
                                                                                     ----------              -----------
           Investments in and loans to unconsolidated subsidiaries                          111                      168
           Plants and properties - net                                                    1,014                    1,057
           Other assets                                                                      18                       18
                                                                                     ----------              -----------
      TOTAL ASSETS                                                                        1,590                    1,666
                                                                                     ==========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Notes payable                                                                    236                      337
           Accounts payable                                                                 104                       90
           Accrued liabilities                                                               58                       69
                                                                                     ----------              -----------
      TOTAL CURRENT LIABILITIES                                                             398                      496
                                                                                     ----------              -----------
           Non-current liabilities                                                           38                       37
           Long - term debt                                                                  10                       13
           Deferred taxes on income                                                         142                      128
           Minority stockholders' interest                                                    8                        6
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value none issued                                         --                       --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 35,843,113 and 35,597,360 issued
                         And outstanding on September 30, 1998 and
                         December 31, 1997, respectively                                      1                        1
           Additional paid in capital                                                     1,020                    1,020
           Cumulative translation adjustment                                                (55)                     (35)
           Retained earnings                                                                 28                       --
                                                                                     ----------              -----------
      TOTAL STOCKHOLDERS' EQUITY                                                            994                      986
                                                                                     ----------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $1,590                   $1,666
                                                                                     ==========              ===========


See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

( ALL FIGURES ARE IN MILLIONS )                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                               -------------------                 -----------------
                                                              1998              1997             1998              1997
                                                              ----              ----             ----              ----
Net Income (Loss)                                              13               (10)             31                (82)
Other comprehensive income/loss
   Currency translation adjustment                             (9)                0             (20)                (1)
                                                          -------           -------          ------            -------
Comprehensive income                                            4               (10)             11                (83)
                                                          =======           =======          ======            =======



                       CORN PRODUCTS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

( ALL FIGURES ARE IN MILLIONS )     PREFERRED       COMMON        ADDITIONAL       CUMULATIVE       RETAINED       TOTAL
                                      STOCK         STOCK          PAID-IN        TRANSACTION       EARNINGS
                                                                   CAPITAL         ADJUSTMENT
                                  -------------- ------------- ----------------- --------------- --------------- -----------

Balance, December 31, 1997              $0            $1            $1,020            $(35)             $0           $986
   Net income for the period                                                                            31             28
   Dividends Paid                                                                                       (3)
   Translation adjustment                                                              (20)                           (20)
                                  --------       -------       -----------       ---------       ---------       --------
Balance, September 30, 1998             $0            $1            $1,020            $(55)            $28           $994
                                  ========       =======       ===========       =========       ---------       ========

See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

         ( ALL FIGURES ARE IN MILLIONS )                                            FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     1998               1997
                                                                                  ---------           --------
CASH FLOWS FROM ( USED FOR ) OPERATING ACTIVITIES

    Net income (loss)                                                                 $31                $(82)
    Non-cash charges (credits) to net income:
       Depreciation                                                                    71                  71
       Restructuring and spin-off charges                                              --                 109
       Deferred taxes                                                                  24                 (12)
       Other - net                                                                      5                  (7)
       Equity in earnings of unconsolidated affiliates                                 (3)                  1
       Changes in trade working capital:
          Accounts receivable and prepaid items                                       (50)                 25
          Inventories                                                                 (21)                 13
          Due to CPC International, Inc.                                               --                  (2)
          Accounts payable and accrued liabilities                                      4                  (2)
                                                                                     ----                 ---
    Net cash flows from operating activities                                           61                 114
                                                                                     ----                 ---

CASH FLOWS FROM ( USED FOR ) INVESTING ACTIVITIES:
       Capital expenditures paid                                                      (52)                (65)
       Proceeds from disposal of plants and properties                                  3                   1
       Investments in and loans to unconsolidated affiliates                           60                 (19)
                                                                                     ----                 ---
    Net cash flows from (used for) investing activities                                11                 (83)
                                                                                     ----                 ---
    Net cash flows after investments                                                   72                  31
                                                                                     ----                 ---
CASH FLOWS FROM ( USED FOR ) FINANCING ACTIVITIES:
    Net change in debt                                                               (103)                 --
    Dividends Paid                                                                     (3)
    Other liabilities ( deposits )                                                     --                   9
    Increase (decrease) in transfer from CPC International, Inc.,net                   --                 (37)
                                                                                     ----                 ---
    Net cash flows from ( used for ) financing activities                            (106)                (28)
                                                                                     ----                 ---
    Increase ( decrease ) in cash and cash equivalents                                (34)                  3
    Cash and cash equivalents, beginning of period                                     85                  32
                                                                                     ----                 ---
    Cash and cash equivalents, end of period                                          $51                 $35
                                                                                     ====                 ===
See Notes to Condensed Consolidated Financial Statements

                        CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended September 30, 1998 and 1997 and the financial position as of September 30, 1998 and December 31, 1997. The results for the three months and the nine months ended September 30, 1998 are not necessarily indicative of the results expected for the year.

         References to "the Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-KA for the fiscal year ended December 31, 1997.

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

3.       INVENTORIES ARE SUMMARIZED AS FOLLOWS:

                                                                  September 30, 1998        December 31, 1997
                                                                  ------------------        -----------------
  Finished and in process ........................................       60                      51
  Raw materials ..................................................       51                      43
  Manufacturing supplies .........................................       30                      29
                                                                        ---                     ---

  Total inventories ..............................................      141                     123
                                                                        ===                     ===


4.       FINANCIAL INSTRUMENTS

COMMODITIES
         Following the Company's policy of hedging its margin exposure to firm priced business, it had open corn futures contracts of $118 million for delivery of corn beyond September 30, 1998. Of the total commitment, $30 million is due in December, 1998, $51 million is due in March, 1999, $13 million is due in May, 1999, and $24 million is due July, 1999 through December, 1999. At September 30, 1998, the price of corn under these contracts was $14.4 million above market quotations of the same date.

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



$ Millions                                           1997                Charge          To Be Utilized In
                                                    Charge              Utilized          Future Periods
                                                    ------              --------         -----------------

      RESTRUCTURING CHARGES

      Employee costs ..................               54                   50                     4

      Plant and support facilities ....               23                   20                     3


      Other............................               17                   13                     4
                                                      --                   --                    --

      Total............................               94                   83                    11
                                                      ==                   ==                    ==

6.       SUBSEQUENT EVENT

         On October 21, 1998, the Company announced the signing of a definitive agreement to acquire the controlling interest in Arancia-CPC S.A. de C.V., it's joint venture in Mexico, and Poliquimicos del Ecuador S.A., a sorbital manufacturer in Ecuador.

         The agreement provides for an exchange of cash and stock and will be accounted for under the purchase method. The transaction is subject to Mexican regulatory approvals and certain other conditions. It is expected to close in the fourth quarter of this year.

ITEM II

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 WITH COMPARATIVE FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         On December 31, 1997, CPC International, Inc. spun-off its Corn Refining Business as a separate independent Company. The comparative financial statements included in the report for the periods prior to January 1, 1998, were prepared by attributing the historical data for the Corn Refining Business of CPC International, Inc. to the Company utilizing accounting policies consistent with those applied in the preparation of CPC's historical financial statements. Since the Corn Refining Business was operated as a division of CPC in prior periods, such financial information and statements may not necessarily reflect the consolidated results of operations or financial position of the Company or what the results of operations would have been if the Company had been an independent, public company during these periods.


REPORTED RESULTS

         Net Sales for the quarter of $359.5 million were in line with sales of $360.2 million reported last year. Volume gains of 2% were offset by lower exchange rates. Year to date, Net Sales of $1,065.3 million were up 1% over 1997 as volume increases of 3% were offset by lower exchange rates.

         Costs of Sales for the quarter were down 1% despite the higher volumes due to lower corn costs and exchange rates. Year to date, Costs of Sales were down 2% primarily relating to lower corn costs.

         Gross Profit for the quarter increased 5.4% to $44.2 million as the Gross Profit Margin improved to 12.3% of net sales from 11.6% in 1997. Improved margins are primarily the result of improved selling prices in the United States. Year to date, Gross Profit of $123.1 million was $27.1 million higher than 1997, while Gross Profit Margins advanced to 11.5% from 9.1% in 1997.

         Operating Expenses for the quarter totaled $24.2 million, a 7% increase over 1997. Year to date Operating Expenses of $71.6 million are 4% lower than 1997's $74.6 million. Lower Operating Expense in local operations more than offset the additional corporate overhead required to operate on a stand-alone basis which was not incurred in 1997 prior to the spin-off.

         During the second quarter of 1997, the Company established a restructuring reserve of $71 million and spin-off charges of $15 million to facilitate the separation of facilities and operations that were used by CPC International, Inc. During the third quarter of 1997, the Company increased the $71 million reserve to $94 million. The Company has substantially completed charges to this reserve with approximately $11 million remaining to be utilized for outstanding items (see note 5).

         Third quarter fees and income from unconsolidated subsidiaries increased to $3.5 million, from $1.8 million in 1997. Year to date, such fees and income increased to $10.4 million from $3.7 million. The improvement is primarily attributable to the Mexican joint venture resulting from improved volumes and pricing in the Mexican market, other fees and income have remained fairly constant compared to the prior year.

         Financing Costs for the quarter were $3.2 million, 55% lower than last year on significantly lower borrowings. Year to date, Financing Costs totaled $10.7 million, 51% lower than 1997. Lower borrowing resulted from better operating performance and the consequent improved cash flow with the application of such use for debt retirement and debt restructuring earlier in the year.

         The Company expects a 35% effective tax rate for 1998. The tax rate is estimated based on the expected mix of domestic and foreign earnings for the year. The change from the prior year is due to certain non-deductible charges included in the restructuring expenses and a change in domestic and foreign earnings streams previously reflected as part of CPC International, Inc.

        Net Income for the quarter of $12.6 million, or $0.35 per diluted share compares to a loss last year of $10.0 million or $0.28 per share. Excluding restructuring charges, 1997 Net Income would have been $7.8 million or $0.22 per share. For the nine months, the Company earned $31.3 million or $0.87 per diluted share, compared to an $82.2 million loss, or $2.31 per share loss, in 1997. Excluding the special restructuring and spin-off charges, the Company was at a break even last year.


OPERATING HIGHLIGHTS ON A RESTATED BASIS

ACTUAL REPORTED RESULTS LAST YEAR INCLUDED OPERATIONS OUTSIDE NORTH AMERICA ON A THREE-MONTH ACCOUNTING LAG BASIS. BEGINNING IN 1998, THE FINANCIAL YEAR FOR ALL UNITS WAS CHANGED TO PUT THEM ON THE SAME DECEMBER YEAR-END BASIS. FOR COMPARATIVE PURPOSES, THE OTHER OPERATIONS 1997 BUSINESS RESULTS WERE RESTATED TO PUT THEM ON A COMPARABLE FISCAL YEAR-END BASIS. ALL FURTHER COMMENTS REFER TO THE COMPARABLE FINANCIAL QUARTER AND EXCLUDE THE SPECIAL CHARGE FOR 1997.

     TABLE OF NET SALES AND OPERATING INCOME RESTATED FOR CHANGE IN YEAR END

                                  (UNAUDITED)

                                                  Three Months Ended                 Nine Months Ended
                                                    September 30,                       September 30,
                                                  -----------------                  ----------------
                                                 1998           1997               1998           1997
                                                 ----           ----               ----           ----
Net Sales
  North America                                $226.9         $228.3           $  666.4       $  654.2
  Other Operations                              132.6          140.5              398.9          400.3
                                               ------         ------           --------       --------
  Total                                         359.5          368.8            1,065.3        1,054.5
Adjustments for fiscal year end                     0           (8.6)                 0            0.3
                                               ------         ------           --------       --------
  Reported                                      359.5          360.2            1,065.3        1,054.8
                                               ======         ======           ========       ========

Operating Income
  North America                                   6.3           (0.3)              11.1          (30.1)
  Other Operations                               19.3           24.4               57.8           64.0
  Corporate                                      (2.1)             0               (7.0)          (2.2)
                                                -----          -----           --------       --------
  Total                                          23.5           24.1               61.9           31.7
Adjustments for fiscal year end                     0            3.1                  0           (6.7)
                                                -----          -----           --------       --------
                                                 23.5           21.0               61.9           25.0
Restructuring Charges and Spin - Off
     Costs                                          0           22.8                  0          108.6
                                                -----          -----           --------       --------
Reporrted                                        23.5           (1.8)              61.9          (83.6)
                                                =====          =====           ========       ========


                     THE FOLLOWING DISCUSSION COMMENTS UPON
             CHANGES BETWEEN THE PERIODS 1998 AND 1997 AS RESTATED

         TOTAL COMPANY Net Sales in the third quarter decreased 2.5% from last year's comparable quarter, but showed a 2% increase in volumes. Lower exchange rates reduced sales by 5.3% and while there was some price improvement, overall pricing did not keep up with devaluation.

         Operating Income for the quarter of $23.5 million was off 3% from last year's comparative quarter, which had no comparable corporate overhead charge during the spin-off restructuring period, but was up 15% over the second quarter of 1998. For the nine-month period, Operating Income almost doubled from $31.7 million to $61.9 million.

         NORTH AMERICAN Net Sales for the third quarter were down 1%, with volumes essentially unchanged. High Fructose Corn Syrup volumes were off about 1%, as unusually high demand earlier in the year did not allow the usual inventory building for the strong summer season, thus restricting sales somewhat in the third quarter. Dextrose volumes improved compared to earlier quarters of 1998, but were still slightly below last year's levels. With pricing of most products sold in the United States and Canada primarily on an annual contracted basis, there was little price change effect from quarter to quarter. However, compared to last year, U.S. HFCS and Glucose prices are up significantly. Canadian sales revenue and income were reduced because of the 9% devaluation versus last year.

         The Mexican joint venture results improved on strong volumes and better pricing, offsetting the effects of a 20% devaluation of the Peso in the third quarter of 1998.

         Third quarter Operating Income in North America improved by more than $6 million as "spreads" (net sales less raw material cost) were generally better than last year.

         OTHER OPERATIONS Net Sales in the third quarter were off 5.6% due to weak exchange rates in a number of countries; also lower corn cost allowed price reductions. Volumes were up 5.5% as continued strong High Maltose sales for the brewing industry offset declines in other business sectors. As customers are reducing their inventories in the face of higher interest rates imposed in several South American countries to protect the value of local exchange rates, volume growth slowed, particularly in high margin products. The resulting unfavorable product mix reduced the Other Operations division's third quarter Operating Income by 21% from a very strong quarter last year. The division's profits for the quarter; however, were higher than those of the first two quarters of this year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's Total Assets declined to $1,590 million from $1,666 million at December 31, 1997. This decline was the result of the repayment of a $60 million dollar loan made by the Company to Arancia CPC, S.A. de C.V., its joint venture in Mexico. The proceeds from the loan along with cash were used to repay $103 million of short-term debt in the United States. An increase in seasonal working capital needs offset positive operating cash flows from earnings and depreciation.

The Company has a $340 million 5-year revolving credit facility in the United States due December 2002 and a $62 million Canadian bridge loan due December 31, 1998. There is sufficient borrowing capacity under the U.S. revolver to repay the Canadian bridge loan. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit.

At September 30, 1998, the Company has total debt outstanding of $246 million. The debt outstanding consisted of $90 million drawn from the unsecured revolving credit facility in the United States at a rate of 5.9% and $101 million drawn on the Canadian bridge loan and operating lines at a rate of 5.5%. The remaining borrowings were drawn against the various local country operating lines at a weighted average rate of 17.1%.

The Company previously announced the execution of definitive agreements relating to the acquisition by the Company of the controlling interest in its Mexican joint venture. The first phase of this transaction is expected to close during the fourth quarter of 1998 and will require, as part of the consideration paid by the Company, a cash payment of $47 million dollars. The Company expects to satisfy this cash requirement from existing cash resources plus borrowings under the U.S. revolver. The Company expects to make cash payments required in the subsequent phases of this transaction from existing cash resources, future borrowings and future cash flows.


For the nine-month period, capital expenditures totaled $52 million as compared to $65 million for the same period last year. The lower spending level reflects the lower capital needs as the Company's major capital expenditure program of the last several years was substantially completed.

THE YEAR 2000 ISSUE

The Year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. During 1997, the Company developed a plan to address the Year 2000 issue and began converting its computer systems to be Year 2000 compliant. A team with appropriate senior management support was established to identify and correct Year 2000 issues. Internal software with non-compliant codes is expected to be either fixed or replaced with software that is compliant with the Year 2000 requirements. This includes all of the Company's manufacturing plants, building facilities, and business systems. If not corrected, affected computer applications could fail or create erroneous results.

The Year 2000 plan involves assessment, evaluation, testing, and remediation. The Company has substantially completed the assessment phase of the plan which consisted of identifying information technology ("IT") hardware and software and non-IT devices containing embedded systems, such as telecommunications and internal security systems, and prioritizing these systems based on their criticality to business operations. Currently, the Company is engaged in evaluation and testing. Evaluation involves the analysis of identified IT and non-IT systems for Year 2000 compliance. In addition, through use of third party consultants, the Company continues an ongoing process of evaluating vendor statements and publicly available information about the Year 2000 compliance of various systems in operation at its sites. Systems, particularly those of high or medium priority, which appear non-compliant will be modified or replaced as appropriate. Testing is an ongoing process, which has already begun for some systems, and which the Company anticipates will be completed in August, 1999.

The Company also is communicating with suppliers and service providers to ascertain whether the equipment and services provided by them will be Year 2000 compliant, as well as those providers' internal compliance. This is being done because Year 2000 compliance depends not only on our internal manufacturing and administrative processes, but also on the ability of the different participants in the supply chain to interchange products, services and information without interruption. Until the responses from suppliers and providers have been received and analyzed, the Company cannot assess the potential impact of third party supplier and service provider Year 2000 issues.

Under the Year 2000 Program, the Company is also exploring alternative solutions and developing contingency plans for handling mission critical areas in the event that remediation is unsuccessful. Completion of the Program, including establishment of contingency plans, is anticipated in August 1999.

The Company anticipates that contingency plans may include the stockpiling of necessary supplies, creation of computerized or manual back-up systems, and replacement of vendors or addition of new vendors. The Company will continue to develop contingency plans as more information becomes available through the remediation and testing phase, and for third parties, upon analysis of third party responses and other publicly available information.

The total costs of Program activities to achieve Year 2000 readiness are currently estimated at approximately $7 to $10 million of expense and planned capital not directly related to Year 2000 of an additional $5 to $7 million. As of November 1998, the direct costs incurred by the Program to remediate Year 2000 issues were $2 million. Corn Products International, Inc.'s Year 2000 Program is subject to a variety of risks and uncertainties, some of which, such as the Year 2000 preparedness of third party vendors and service providers and unidentified issues with hardware, software and embedded systems, are beyond the Company's control. No assurance can be given that the Company will achieve Year 2000 readiness prior to January 1, 2000 or a critical failure date. There can be no assurance that the project will be successfully completed on a timely basis, and a failure to successfully complete the Year 2000 project could have a material adverse impact on the Company's ability to manufacture and/or deliver its products.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-Q contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include fluctuations in worldwide commodities market and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business and market conditions in the various geographic regions and countries in which the Company manufactures and sells its products, including fluctuations in the value of local currencies; costs or difficulties related to the establishment of the Company as an independent entity; and increased competitive and/or customer pressure in the corn refining industry. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

ITEM III

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

                            PART II OTHER INFORMATION

ITEM: 5. LITIGATION

In October 1998, the Company received a Notice of Violations and Intent To File Suit under the Federal Water Pollution Control Act from an environmental group known as the San Francisco Baykeeper and Bill Jennings, an individual. The letter claims that the Company's Stockton, California, manufacturing facility has violated its sewer discharge permits by discharging sulfides which have allegedly caused corrosion to the City of Stockton's sewer system, requiring a $19 million retrofit of the Stockton Southern Industrial Trunkline. Although it is impossible to predict the outcome of any future legal proceeding related to this claim, the Company believes that the claimants lack standing to bring suit and that in any event, the Company has meritorious defenses to the alleged claims.

ITEM: 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits pursuant to Item 601 of Regulation S-K.

        Exhibits required by Item 601 of Regulation S-K are listed in the
        Exhibit Index hereto.

     b) Reports on Form 8-K.

        On September 16, 1998, a report was filed which was the press release dated September 16, 1998 announcing the declaration of quarterly dividends of $0.08 per share and a stock repurchase program of up to two million shares.

        On October 21, 1998, a report was filed disclosing a definitive agreement enabling Corn Products International, Inc. to acquire the controlling interest in its Mexican joint venture Arancia-CPC S.A. de C.V. and in Poliquimicos del Ecuador S.A.

                        CORN PRODUCTS INTERNATIONAL, INC.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               CORN PRODUCTS INTERNATIONAL, INC.




DATE:             November 13, 1998


                                        /s/ James Ripley
                                        -----------------------
                                        James Ripley
                                        Chief Financial Officer




DATE:             November 13, 1998


                                        /s/ Jack Fortnum
                                        ------------------------
                                        Jack Fortnum
                                        Comptroller - Principal
                                        Accounting Officer

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION OF EXHIBIT
11                         Statement re:  computation of earnings per share
27.1                       Financial Data Schedule
27.2                       Financial Data Schedule