Form 10-K
period 1998-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 1999-03-30
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission file number 1-13397


                        CORN PRODUCTS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                                22-3514823
---------------------------------                            -------------------
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

6500 SOUTH ARCHER AVENUE, BEDFORD PARK, ILLINOIS                    60501-1933
------------------------------------------------             -------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code (708) 563-2400

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
         Title of Each Class                            Which Registered
         -------------------                        -------------------------

Common Stock, $.01 par value per share                 New York Stock Exchange

Preferred Stock Purchase Rights                        New York Stock Exchange
(currently traded with Common Stock)

Securities registered pursuant to Section 12(g) of the Act:


                                     NONE
--------------------------------------------------------------------------------
         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [X]     No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $23.0 on March 22, 1999, and, for the purpose of this calculation only, the assumption that all Registrant's directors and executive officers are affiliates) was approximately $815 million.

         The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 22, 1999, was 37,486,923.

Documents Incorporated by Reference:

Information required by Part II (Items 6, 7 and 8) and Part IV (Item 14(a)(1)) of this document is incorporated by reference to certain portions of the Registrant's 1998 Annual Report to Stockholders.

Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of the Registrant's definitive Proxy Statement distributed in connection with its 1999 Annual Meeting of Stockholders.

                                     PART I.

ITEM 1. BUSINESS

THE COMPANY

         Corn Products International, Inc. (the "Company") was incorporated as a Delaware corporation in March 1997 to assume the operations of the corn refining business of Bestfoods, Inc., formerly CPC International Inc. ("Bestfoods") and to effect the distribution of 100% of the outstanding shares of the Company to the Bestfoods common stock holders. On December 31, 1997, Bestfoods transferred the assets and related liabilities of its Corn Refining Business to the Company. Effective at 11:59:59 p.m. on December 31, 1997, Bestfoods distributed all of the common stock of the Company to holders of common stock of Bestfoods. Since that time, the Company has operated as an independent company whose common stock is traded on the New York Stock Exchange. Unless the context indicates otherwise, references to the "Company" and "Corn Products" refer to the Corn Refining Business of Bestfoods for periods prior to January 1, 1998 and to Corn Products International, Inc. and its subsidiaries for the periods on or after such date.

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

         Corn Products International, Inc., together with its subsidiaries, produces a large variety of food ingredients and industrial products derived from the wet milling of corn and other starch-based materials (such as tapioca and yucca). The Company is one of the largest corn refiners in the world and the leading corn refiner in Latin America. In addition, it is the world's leading producer of dextrose and has strong regional leadership in corn starch. The Company's consolidated operations are located in 14 countries with 26 plants and, in 1998, the Company had consolidated net sales of approximately $1.45 billion. The Company also holds interests in 8 other countries through unconsolidated joint ventures and allied operations, which operate 15 additional plants. Over 60% of the Company's 1998 revenues were generated in North America with the remainder coming from Latin America, Asia and Africa.

         Corn refining is a capital-intensive two-step process that involves the wet milling and processing of corn. During the front-end process, corn is steeped in water and separated into starch and co-products such as animal feed and germ. The starch is then either dried for sale or further modified or refined through various processes to make sweeteners and other starch-based products designed to serve the particular needs of various industries. The Company's sweetener products include high fructose corn syrups ("HFCS"), glucose corn syrups, high maltose corn syrups, dextrose, maltodextrins and glucose and corn syrup solids. The Company's starch-based products include both industrial and food grade starches.

         The Company supplies a broad range of customers in over 60 industries. The Company's most important customers are in the food and beverage, pharmaceuticals, paper products, corrugated and laminated paper, textiles and brewing industries and in the animal feed markets worldwide. The Company believes its customers value its local approach to service.

         As described more fully in Proposal 2 of the Proxy Statement, the Company purchased majority control of its Mexican Joint Venture on December 2, 1998. As part of that purchase, the Company entered into agreements to purchase the remaining interests in the Joint Venture in two transactions over the next several years. These transactions should continue to allow the Company to be a major presence in the Mexican corn-refining marketplace.

BUSINESS STRATEGY

     Corn Products International's vision is to be "Your local resource, worldwide" to users of corn refined products. We plan on working toward achieving our Vision by continuously focusing on our customers and by providing an environment that attracts and retains competent and committed employees and by seeking to implement the following closely linked strategies, pursuing our "Strategize globally - Execute locally" approach:

- Continue to drive for leadership in delivered cost efficiency in the markets we serve. Since ours is a cost-driven business, we intend to continue implementing productivity improvements and cost-reduction efforts at our factories. We expect to improve facility reliability with ongoing preventative maintenance, and continue to drive down logistics, raw material and supplies costs through a combination of local and corporate strategic procurement. In the Sales, General and Administrative areas, we plan on continuing to benchmark and analyze costs and processes to further drive cost competitiveness.

- Maintain our leadership positions - globally in dextrose, and regionally in starch. The Company plans to continue to leverage its worldwide market-leading dextrose business. We believe that recently completed expansions and product-quality investments position the Company for sales growth over the next several years. We intend to invest to satisfy future customer demand and to maintain our share leadership. In starch, we plan to support our regional leadership position through product line extensions and capacity investment as appropriate.

- In North America, concentrate on continuing to restore acceptable profitability in the United States, and invest to strengthen this large regional business further. 1998 marked a turning point for the Company's business in the United States. We plan to continue to focus our North American organization to regain the profitability we sustained earlier in this decade. At the same time, we intend to seek investment, acquisition and alliance opportunities that have a good strategic fit to our plant processes, products and technical skills to improve profitable "top-line" growth.

- In the Rest of the World (ROW), continue to improve our solid South American business through organic and external growth investments adapted to the macro-economic environment; elsewhere, selectively enter new countries through acquisitions and alliances to enhance geographic business positions. This overarching long-term strategy is adapted in the short term as needed to this region's periodic swings in economic growth and currency values. At this point, we believe that our strategic moves will constructively address the effects of the Brazilian crisis in the region. We expect that our skilled local management team, developed over decades of operating within South America, will seek to optimize our existing business base and adapt investments in the short term to the changed environment. Throughout Asia and Africa, we intend to continue growing our existing base, while seeking additional profitable growth through acquisitions and strategic alliances.

- Evaluate other growth opportunities beyond those investments, and act on those that are judged vital to our long-term market position and prosperity. The Company intends to continue to evaluate opportunities for accretive investment. When vital to the prospects of the Company, we plan to make significant investments we believe will provide our stockholders reliable profitable returns and provide the Company with strong geographic or product-based business positions.

PRODUCTS

         The Company sells sweetener products that account for approximately 50% of the net sales of the Corn Refining Business, starch products that account for approximately 25% of net sales, and co-products that account for approximately 25% of net sales.

         Sweetener Products. The Company's sweetener products accounted for 50%, or $731 million, of its net sales in 1998; 54%, or $761 million, and 55%, or $842 million, of net sales in 1997 and 1996, respectively.

                  High Fructose Corn Syrup: The Company produces three types of high fructose corn syrup: (i) HFCS-55, which is primarily used as a sweetener in soft drinks made in the United States, Canada, Mexico and Japan, (ii) HFCS-42, which is used as a sweetener in various consumer products such as fruit-flavored beverages, yeast-raised breads, rolls, dough, ready-to-eat cakes, yogurt and ice cream, and (iii) HFCS-90 used in specialty and low calorie foods.

                  Glucose Corn Syrups: Corn syrups are fundamental ingredients in many industrial products and are widely used in food products such as baked goods, snack foods, beverages, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes and table syrups. Corn Products offers corn syrups that are manufactured through an ion exchange process, a method that creates the highest quality, purest corn syrups.

                  High Maltose Corn Syrup: This special type of glucose syrup has a unique carbohydrate profile, making it ideal for use as a source of fermentable sugars in brewing beers. High maltose syrups are also used in the production of confections, canning and some other food processing applications.

                  Dextrose: The Company was granted the first U.S. patent for dextrose in 1923. The Company currently produces dextrose products that are grouped in three different categories - monohydrate, anhydrous and specialty. Monohydrate dextrose is used across the food industry in many of the same products as glucose corn syrups, especially in confectionery applications. Anhydrous dextrose is used to make solutions for intravenous injection and other pharmaceutical applications, as well as some specialty food applications. Specialty dextrose products are used in a wide range of applications, from confectionery tableting to dry mixes to carriers for high intensity sweeteners. Dextrose also has a wide range of industrial applications, including use in wall board and production of biodegradable surfactants (surface agents), humectants (moisture agents), and as the base for fermentation products including vitamins, organic acids, amino acids and alcohol.

                  Maltodextrins and Glucose and Corn Syrup Solids: These products have a multitude of food applications, including formulations where liquid corn syrups cannot be used. Maltodextrins are resistant to browning, provide excellent solubility, have a low hydroscopicity (do not retain moisture), and are ideal for their carrier/bulking properties. Corn syrup solids have a bland flavor, remain clear in solution, and are easy to handle and also provide bluing properties.

         Starch Products. Starch products accounted for 25%, or $357 million, of the Company's net sales in 1998, 23%, or $328 million, and 22%, or $336 million, of net sales in 1997 and 1996, respectively. Starches are an important component in a wide range of processed foods, used particularly as a thickener and binder. Corn starch is also sold to corn starch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today's recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

         Enzymes. Enzymes are produced and marketed for a variety of food and industrial applications.

         Co-Products Co-products accounted for 25%, or $360 million, of the Company's net sales in 1998, 23%, or $329 million, and 23%, or $346 million, of net sales in 1997 and 1996, respectively. Refined corn oil is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal and steepwater are sold as additives for animal feed.

OPERATIONS

         The Company's North American operations, which include the U.S., Canada and Mexico, operate 11 plants producing regular and modified starches, dextrose, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, caramel color and sorbitol. The Company's plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for the Company's U.S. and export customers. The Company's other U.S. plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do the Company's Canadian plants in Cardinal, London and Port Colborne, Ontario. The Company is the largest corn refiner in Mexico and was first to locally produce HFCS-55 for sale to the Mexican soft drink bottling industry, having completed an HFCS channel at the San Juan Del Rio plant in 1997.

         The Company is the largest corn refiner in South America, with leading market shares in Chile, Brazil and Colombia and a strong position in Argentina. Its South American consolidated operations have 11 plants that produce regular, modified, waxy and tapioca starches, high maltose and corn syrups, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives. In 1998, the Company completed a significant grind and finished product expansion at its Baradero, Argentina plant. In addition, the Company acquired a small manioc starch plant in Brazil and, as part of the Mexican transaction, a small sorbitol producer in Ecuador.

         The Company has additional subsidiaries in Kenya, South Korea, Malaysia and Pakistan, which operate four additional plants. These operations produce modified, regular, waxy and tapioca starches, dextrins, glucose, dextrose and caramel color.

         In addition to the operations in which it engages directly, the Company has numerous strategic alliances through technical license agreements with companies in Australia, India, Japan, New Zealand, Thailand, South Africa, Zimbabwe, Serbia and Venezuela. As a group, the Company's strategic alliance partners operate 14 plants and produce high fructose, glucose and high maltose syrups (both corn and tapioca), regular, modified, waxy and tapioca starches, dextrose and dextrins, maltodextrins and caramel color. These products have leading market positions in many of their target markets.

COMPETITION

         The corn refining industry is highly competitive. Most of the Company's products compete with virtually identical products and derivatives manufactured by other companies in the industry. The U.S. is the most competitive market with participation by eleven corn refiners. Competitors include ADM Corn Processing Division ("ADM") (a division of Archer Daniels Midland Company), Cargill, A.E. Staley Manufacturing Co. ("Staley") (a subsidiary of Tate & Lyle, PLC) and National Starch and Chemical Company ("National Starch") (a subsidiary of Imperial Chemicals Industries plc). In Latin America, Cargill has corn refining operations in Brazil, National Starch has operations in Brazil and Mexico, and

ALMEX, a joint venture between ADM and Staley, has operations in Mexico. Several local corn refiners also operate in Latin America. Competition within markets is largely based on price, quality and product availability.

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

CUSTOMERS

         The Company supplies a broad range of customers in over 60 industries. Historically, Bestfoods' worldwide branded foods business has been one of the Company's largest customers, accounting for approximately 11% of total sales in 1998. In addition, approximately 15% of the Company's 1998 worldwide sales were of HFCS to international, regional and local companies engaged in the soft drink industry, primarily in North America.


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

         Due to the competitive nature of the corn refining industry and the availability of substitute products not produced from corn, such as sugar from cane or beet, end product prices may not necessarily fluctuate in relation to raw material costs of corn.

         Over 55% of the Company's starch and refinery products are sold at prices established in supply contracts lasting for periods of up to one year. The remainder of the Company's starch and refinery products is not sold under firm pricing arrangements and actual pricing for those products is affected by the cost of corn at the time of production and sale.

         The Company follows a policy of hedging its exposure to commodity fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm priced business is hedged when contracted. Other business may or may not be hedged at any given time based on management's judgment as to the need to fix the costs of its raw materials to protect the Company's profitability. Realized gains and losses arising from such hedging transactions are considered an integral part of the cost of those commodities and are included in the cost when purchased. See Registrant's

Annual Report to Stockholders "Management Analysis and Discussion" section on "Risk and Uncertainties - Commodity Costs."

GEOGRAPHIC SCOPE

         The Company engages in business in 22 countries, operating directly and through affiliates in 14 countries with 26 plants and indirectly through joint ventures and technical licensing agreements elsewhere in South America, Asia, Africa, Australia and New Zealand. The Company has wholly owned operations in North America, South America, Asia and Africa, and other joint venture interests and licensing and technical agreements in South America, Asia and Africa. In 1998, over 60% of the Company's net sales was derived from its operations in North America and less than 40% from operations in other geographic areas, primarily South America (representing over 80% of sales and operating income of other geographic areas). See Note 12 of Notes to Consolidated Financial Statements for certain financial information with respect to geographic areas.

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

SALES AND DISTRIBUTION

         Salaried sales personnel, who are generally dedicated to customers in a geographic region, sell the Company's products directly to manufacturers and distributors. In addition, the Company has a staff that provides technical support to the sales personnel on an industry basis. The Company generally utilizes contract truckers to deliver bulk products to customer destinations but also has some of its own trucks for product delivery. In North America, the trucks generally ship to nearby customers. For those customers located considerable distances from Company plants, a combination of railcars and trucks is used to deliver product. Railcars are generally leased for terms of five to fifteen years.

PATENTS, TRADEMARKS AND TECHNICAL LICENSE AGREEMENTS

         The Company owns a number of patents, which relate to a variety of products and processes and a number of established trademarks under which the Company markets such products. The Company also has the right to use certain other patents and trademarks pursuant to patent and trademark licenses. The Company does not believe that any individual patent or trademark is material. There is not currently any pending challenge to the use or registration of any of the Company's significant patents or trademarks that would have a material adverse impact on the Company or its results of operations.

         The Company is a party to nine technical license agreements with third parties in other countries whereby the Company provides technical, management and business advice on the operations of corn refining businesses and receives royalties in return. These arrangements provide the Company with product penetration in the various countries in which they exist, as well as experience and relationships that could facilitate future expansion. The duration of the agreements ranges from one to ten years or longer, and many of these relationships have been in place for many years. These agreements in the aggregate provide approximately $5 million of annual revenue to the Company.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 5,550 employees, of which approximately 1,000 were located in the U.S. Approximately 30% of U.S. and 28% of non-U.S. employees are unionized. The Company believes its union and non-union employee relations are good.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         As a manufacturer and maker of food items and items for use in the pharmaceutical industry, the Company's operations and the use of many Company products are subject to various U.S., state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act, and to regulation by various government agencies, including the United States Food and Drug Administration, which prescribe requirements and establish standards for product quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. The Company may also be required to comply with U.S., state, foreign and local laws regulating food handling and storage. The Company believes these laws and regulations have not negatively affected its competitive position.

         The operations of the Company are also subject to various U.S., state, foreign and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, and other regulations intended to protect public health and the environment. The Company believes it is in material compliance with all such applicable laws and regulations. Based upon current laws and regulations and the interpretations thereof; the Company does not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that the Company will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on the Company's financial condition and results of operations.

         The Company currently anticipates that it will spend approximately $7 million in fiscal 1999 for environmental control equipment to be incorporated into existing facilities and in planned construction projects. This equipment is intended to enable the Company to continue its policy of compliance with existing known environmental laws and regulations. Under the U.S. Clean Air Act Amendments of 1990, air toxin regulations will be promulgated for a number of industry source categories. The U.S. Environmental Protection Agency's regulatory timetable specifies the promulgation of standards for vegetable oil production and for industrial boilers by the year 2000. At that time, the Company's U.S. facilities may require additional pollution control devices to meet these standards. Currently, the Company can not accurately estimate the ultimate financial impact of the standards.

RELATIONSHIP BETWEEN THE COMPANY AND BESTFOODS

         In connection with the spin-off of the Company from Bestfoods at the end of 1997, the Company entered into various agreements with Bestfoods for the purpose of governing certain of the ongoing relationships between Bestfoods and the Company in the future.

         The Company entered into a tax indemnification agreement that requires the Company to indemnify Bestfoods against tax liabilities arising from the loss of the tax-free reorganization status of the spin-off. This agreement could restrict the Company, for a two-year period, from entering into certain transactions, including limitations on the liquidation, merger or consolidation with another company, certain issuance and redemption of common stock and the distributions or sale of certain assets.

         The Company entered into a Master Supply Agreement to supply Bestfoods and its affiliates with certain corn refining products at prices based generally on prevailing market conditions for a minimum two-year term, ending December 31, 1999. Pursuant to the Master Supply Agreement, Bestfoods will purchase certain products exclusively from the Company and the Company is restricted from engaging in certain activities that are competitive with Bestfoods involving the sale, manufacture or packaging of "Commodity Consumer products," which are defined in the Master Supply Agreement as "corn starch, corn oil, corn syrup and dextrose which are branded and packaged for sale to the retail trade, club stores, mass merchandisers and food services sector." These are activities in which the Company has not engaged in the past. The Master Supply Agreement is renewable in whole or in part thereafter upon mutual agreement of the parties. At this time, neither Bestfoods nor the Company has expressed an intention not to renew the Master Supply Agreement upon its expiration.

EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.


Name                              Age       All positions and offices with the Company
----                              ---       ------------------------------------------------------
Konrad Schlatter                  63        Chairman and Chief Executive Officer of Corn
                                            Products since 1997. Mr. Schlatter served as Senior Vice
                                            President of Bestfoods from 1990 to 1997 and Chief
                                            Financial Officer of Bestfoods from 1993 to
                                            February 1997

Samuel C. Scott                   54        President and Chief Operating Officer of Corn
                                            Products since 1997. Mr. Scott served as  President
                                            of Bestfoods' worldwide Corn Refining Business from
                                            1995 to 1997 and was President of Bestfoods' North
                                            American Corn Refining Business from 1989 to 1997.
                                            He was elected a Vice President of Bestfoods in
                                            1991. Mr. Scott is a director of Motorola, Inc.
                                            and Reynolds Metal Company.

Marcia E. Doane                   57        Vice President, General Counsel and Corporate
                                            Secretary of Corn Products since 1997. Ms. Doane
                                            served as Vice President, Legal and Regulatory Affairs
                                            of the Corn Products Division of Bestfoods from 1996
                                            to 1997. Prior thereto, she served as Counsel to
                                            the Corn Products Division from 1994 to 1996. Ms.
                                            Doane joined Bestfoods' legal department in 1989
                                            as Operations Attorney for the Corn Products
                                            Division.

Frank J. Kocun                    56        Vice President and President, Cooperative
                                            Management Group since 1997. Mr. Kocun served as
                                            President of the Cooperative Management Group of the
                                            Corn Products Division of Bestfoods from 1991 to 1997
                                            and as Vice President of the Cooperative
                                            Management Group from 1985. Mr. Kocun joined
                                            Bestfoods in 1968 and served in various executive
                                            positions in the Corn Products Division and in
                                            Penick Corporation, a Bestfoods subsidiary.


Eugene J. Northacker              57        Vice President and President, Latin American
                                            Division since 1997. Mr. Northacker was appointed
                                            President of Bestfoods' Latin America Corn Refining
                                            Division and elected a Vice President of Bestfoods
                                            in 1992. Prior to that, he served as Business Director
                                            of Bestfoods' Latin America Corn Refining Division
                                            from 1989 to 1992, as Corn Refining General
                                            Manager of Bestfoods' then Mexican subsidiary from
                                            1984 to 1986. Mr. Northacker joined Bestfoods in
                                            1968 in the financial group of Bestfoods' North
                                            American consumer foods division, and has held
                                            executive assignments in several Bestfoods
                                            subsidiaries.

Michael R. Pyatt                  51        Vice President and Executive Vice President, North
                                            American Division since 1997. Mr. Pyatt served as
                                            Chairman, President and Chief Executive Officer of
                                            Canada Starch Co., Inc., a Bestfoods subsidiary, from
                                            1994 to 1997 and as President of the Canadian business
                                            of Bestfoods' Corn Products Division, Vice
                                            Chairman of Canada Starch and as a Vice President
                                            of the Corn Products Division since 1992. Mr.
                                            Pyatt joined Bestfoods in 1982 and served in
                                            various sales and marketing positions in the Casco
                                            business.

James W. Ripley                   55        Vice President - Finance and Chief Financial
                                            Officer since 1997. Mr. Ripley served as Comptroller
                                            of Bestfoods from 1995 to 1997. Prior thereto, he
                                            served as Vice President of Finance for Bestfoods'
                                            North American Corn Refining Division from 1984 to
                                            1995. Mr. Ripley joined Bestfoods in 1968 as chief
                                            international accountant, and subsequently served
                                            as Bestfoods' Assistant Corporate Comptroller,
                                            Corporate General Audit Coordinator and Assistant
                                            Comptroller for Bestfoods' European Consumer Foods
                                            Division.

Richard M. Vandervoort            55        Vice President -Strategic Business Development and
                                            Investor Relations since 1998. Mr. Vandervoort has
                                            served as Vice President - Business Development and
                                            Procurement, Corn Products International North
                                            American Division from 1997 to 1998.  Prior
                                            thereto, he served as Vice President - Business
                                            Management and Marketing for Bestfoods'

                                            Corn Products Division from 1989 to 1997. Mr.
                                            Vandervoort joined Bestfoods in 1971 and served in
                                            various executive sales positions in Bestfoods'
                                            Corn Products Division and in Peterson/Puritan
                                            Inc., a Bestfoods subsidiary.

Cheryl K. Beebe                   43        Treasurer since 1997. Ms. Beebe served as Director
                                            of Finance and Planning for the Bestfoods Corn Refining
                                            Business worldwide from 1995 to 1997 and as
                                            Director of Financial Analysis and Planning for
                                            Corn Products North America from 1993. Ms. Beebe
                                            joined Bestfoods in 1980 and served in various
                                            financial positions in Bestfoods.

James I. Hirchak                  44        Vice President - Human Resources since 1997. Mr. Hirchak
                                            joined Bestfoods in 1976 and held various Human
                                            Resources positions in Bestfoods until 1984, when
                                            he joined Bestfoods' Corn Products Division. In
                                            1987, Mr. Hirchak was appointed Director, Human
                                            Resources for Corn Products' North American
                                            operation and has served as Vice President, Human
                                            Resources for the Corn Products Division since
                                            1992.

Jack C. Fortnum                   42        Comptroller since 1997. Mr. Fortnum served as the Vice
                                            President of Finance for Refineries de Maize,
                                            Bestfoods' Argentine subsidiary from 1995 to 1997,
                                            as the Director of Finance and Planning for
                                            Bestfoods Latin America Corn Refining Division
                                            from 1993 to 1995, and as the Vice President and
                                            Comptroller of Canada Starch Co., Inc., the
                                            Canadian subsidiary of Bestfoods and Vice
                                            President of Finance of the Canadian Corn Refining
                                            Business from 1989.


ITEM 2. PROPERTIES

         The Company operates, directly and through its subsidiaries, 26 manufacturing facilities, 25 of which are owned and one of which is leased (Jundiai, Brazil). In addition, the Company owns its corporate headquarters in Bedford Park, Illinois. The following list details the location of the Company's manufacturing facilities:

        U.S.                                            South America
        ----                                            -------------

        Stockton, California                            Baradero, Argentina
        Bedford Park, Illinois                          Balsa Nova, Brazil
        Winston-Salem, North Carolina                   Cabo, Brazil
        Beloit, Wisconsin                               Jundiai, Brazil
                                                        Mogi-Guacu, Brazil
        Canada                                          Conchal, Brazil
        ------                                          Llay-Llay, Chile
                                                        Barranquilla, Colombia
        Cardinal, Ontario                               Cali, Colombia
        London, Ontario                                 Medellin, Colombia
        Port Colborne, Ontario                          Guayaquil, Ecuador

                                                        Asia
        Africa                                          ----
        ------
                                                        Petaling Jaya, Malaysia
        Eldoret, Kenya                                  Faisalabad, Pakistan
                                                        Inchon, South Korea
        Mexico
        ------

        San Juan del Rio
        Guadalajara (2 plants)
        Mexico City



In addition to the foregoing, the Company has interests in 15 plants through its unconsolidated joint ventures and allied operations.

         While the Company has achieved high capacity utilization, the Company believes its manufacturing facilities are sufficient to meet its current production needs. The Company has preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.

         The Company has electricity co-generation facilities at all of its U.S. and Canadian plants, as well as its plants in San Juan del Rio, Mexico, Baradero, Argentina and Faisalabad, Pakistan, that provide electricity at a lower cost than is available from third parties. The Company generally owns and operates such co-generation facilities itself, but has two large facilities at its Stockton, California and Cardinal, Ontario locations that are owned by, and operated pursuant to co-generation agreements with, third parties.

         The Company believes it has competitive, up-to-date and cost-effective facilities. In recent years, significant capital expenditures have been made to update, expand and improve the Company's facilities, averaging in excess of $140 million per year for the last five years. Capital investments have included the rebuilding of the Company's plants in Cali, Colombia and Baradero, Argentina; an expansion of both grind capacity and dextrose production capacity at the Company's Argo facility in Bedford Park, Illinois; entry into the high maltose corn syrup business in Brazil, Colombia and Argentina; and the installation of energy co-generation facilities in Canada. In addition, Arancia-CPC completed a major expansion of the San Juan del Rio plant to produce HFCS. The Company believes these capital expenditures will allow the Company to operate highly efficient facilities for the foreseeable future with further annual capital expenditures that are in line with historical averages.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

There were no matters submitted to a vote of securityholders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1998.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Shares of Corn Product's Common Stock are traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CPO." The range of the NYSE reported high and low closing sale prices of the Company's Common Stock, holders of record, and quarterly dividends are set forth in page 35 of the Annual report to Stockholders for the year ended December 31, 1998 and incorporated herein by reference.

         On December 2, 1998, the Company issued an aggregated of 1,764,706 shares of the Company's Common Stock as partial consideration related to the acquisition the controlling interest in the Company's Mexican Joint Venture (as more fully described in Form 8-K filed by the Company on October 21, 1998, regarding the transaction along with the Transaction Agreement, Stockholders Agreement and Option Agreement filed therewith as exhibits 1-3 respectively.)

         All of the shares were acquired by the recipient for investment with no view toward public resale or distribution thereof without registration. The recipient qualified as an accredited investor, the offer and sale were made without any public solicitation, and the stock certificate bears a restrictive legend.

         The Company's policy is to pay a modest dividend. The amount and timing of the dividend payment, if any, is based on a number of factors including estimated earnings, financial position and cash flow. The payment of a dividend is solely at the discretion of the Corn Products' Board of Directors. It is subject to the Company's financial results and the availability of surplus funds to pay dividends.

ITEM 6.       SELECTED FINANCIAL DATA

         Incorporated by reference from the Registrant's Annual Report to Stockholders, page 35-36, section entitled "Supplemental Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 8-13, section entitled "Management's Discussion and Analysis."

              QUALITATIVE & QUANTITATIVE RISKS

         Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 11-13, section entitled "Management's Discussion and Analysis - Risks and Uncertainties."

         INTERNATIONAL OPERATIONS AND FOREIGN EXCHANGE. For more than 70 years, the Company has operated a multinational business subject to the risks inherent in operating in foreign countries and with foreign currencies. The Company's US Dollar denominated results are subject to foreign exchange fluctuations, and its non-US operations are subject to political, economic and other risks.

         The Company primarily sells world commodities and; therefore, believes that local prices will adjust relatively quickly to offset the effect of a local devaluation. Corn Products generally does not enter into foreign currency hedging transactions. The Company's policy is to hedge only commercial transactions denominated in a currency other than the currency of the country in which the operating unit responsible for the transaction is located.

         UNCERTAIN ABILITY TO GENERATE ADEQUATE FINANCIAL PERFORMANCE. The Company's ability to generate operating income and to increase profitability depends to a large extent upon its ability to price finished products at a level that will cover manufacturing and raw material costs and provide a profit margin. The Company's ability to maintain appropriate price levels is determined by a number of factors largely beyond the Company's control, such as aggregate industry supply and market demand, which may vary from time to time and by the geographic region of the Company's operations. For example, the Company's profits sharply declined in 1996 and 1997. The primary reason for the profit decline in 1997 was a significant expansion of high fructose corn syrup industry capacity in North America ahead of demand. The sharp and unusual increase in the cost of corn during 1996, which could not be fully passed on in increased prices, was the primary cause of the profit decline in 1996. Other factors also affect the

Company's profitability, including the economic conditions in various geographic regions and countries in which the Company manufactures and sells its finished products. Accordingly, there can be no assurance that the Company will successfully reverse these declines in profit.

         UNCERTAIN ABILITY TO CONTAIN COSTS OR TO FUND CAPITAL EXPENDITURES. The Company's future profitability and growth also depends on the Company's ability to contain operating costs and per-unit product costs, to maintain and/or implement effective cost control programs and to develop successfully value-added products and new product applications, while at the same time maintaining competitive pricing and superior quality products, customer service and support. The Company's ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements. The Company plans to focus capital expenditures on implementing productivity improvements and, if supported by customer demand, expand the production capacity of its facilities. Additional funds may be needed for working capital as the Company grows and expands its operations. To the extent possible, these capital expenditures and other expenses are expected to be funded from operations. If the Company's cash flow is insufficient to fund such expenses, the Company may either reduce its capital expenditures or utilize certain general credit facilities. The Company may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets. The Company cannot provide any assurance that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements or that additional funds can be obtained from the financial markets or the sale of assets at terms favorable to the Company. If the Company is unable to generate sufficient cash flows or raise sufficient additional funds to fund capital expenditures, it may not be able to achieve its desired operating efficiencies and expansion plans, which may adversely impact the Company's competitiveness and, therefore, its results of operations.

         INTEREST RATE EXPOSURE. Approximately 60% of the Company's borrowings are short term credit facilities with floating interest rates. In the future, the Company may convert a portion of the current debt into a longer term fixed rate instrument. The remaining 40% of the Company's debt is long term with variable interest rates primarily tied to LIBOR. Should short-term rates change, this could affect our interest costs: current economic projections do not indicate a significant change in the interest rate in the near future.

         COMPETITION; EXPANDING INDUSTRY CAPACITY. The Company operates in a highly competitive environment. Almost all of the Company's products compete with virtually identical or similar products manufactured by other companies in the corn refining industry. In the United States, there are ten other corn refiners, several of which are divisions of larger enterprises that have greater financial resources and some of which, unlike the Company, have vertically integrated their corn refining and other operations. Many of the Company's products also compete with products made from raw materials other than corn. Fluctuation in prices of these competing products may affect prices of, and profits derived from, the Company's products. Competition within markets is largely based on price, quality and product availability.

         PRICE VOLATILITY AND UNCERTAIN AVAILABILITY OF CORN. Corn purchasing costs, which include the price of the corn plus delivery cost, vary between 40% and 65% of the Company's product costs. The price and availability of corn are influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost, that are difficult to anticipate and cannot be controlled by the Company. In 1996, profitability was adversely impacted by an exceptional increase in corn costs, which the Company was not able to offset with an increase in the price of its products. In addition, the price of corn sweeteners, especially high fructose corn syrup, is indirectly impacted by government programs supporting sugar prices. There can be no assurance that the Company will be able to purchase corn at prices that can be adequately passed on to customers or in quantities sufficient to sustain or increase its profitability.

         COMMODITY COSTS. The Company's finished products are made primarily from corn. Purchased corn accounts for 40% to 65% of finished product costs. In North America, the Company sells a large portion of finished product at firm prices established in supply contracts lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, the Company enters into corn futures contracts, or takes hedging positions in the corn futures market. From time to time, the Company may also enter into anticipatory hedges. These contracts typically mature within one year. At expiration, the Company settles the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures the Company is hedging generally offset such fluctuations. While the corn futures contracts or hedging position are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material. In the Rest of the World, sales of finished product under long-term firm-priced supply contracts are not material.

         Based on the Company's overall commodity hedge exposure at December 31, 1998, a hypothetical 10% change in market rates applied to the fair value of the instruments would have no material impact on the Company's earnings, cash flows, or financial position.


         VOLATILITY OF MARKETS. The market price for the common stock of the Company may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors, technological innovation by the Company, its competitors or other vendors, quarterly variations in the Company's operating results or the operating results of the Company's competitors, analysts or reported results that vary materially from such estimates. In addition, the stock market has experienced significant price fluctuations that have affected the market prices of equity securities of many companies that have been unrelated to the operating performance of any individual company. These broad market fluctuations may materially and adversely affect the market price of the Company's common stock.


         UNCERTAINTY OF DIVIDENDS. The payment of dividends is at the discretion of the Corn Products Board and will be subject to the Company's financial results and the availability of surplus funds to pay dividends. No assurance can be given that the Company will continue to pay any dividends.


         CERTAIN ANTI-TAKEOVER EFFECTS. Certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Corn Products Charter") and the Company's By-Laws (the "Corn Products By-Laws") and of the Delaware General Corporation Law (the "DGCL") may have the effect of delaying, deterring or preventing a change in control of the Company not approved by the Corn Products Board. These provisions include (i) a classified Board of Directors,
(ii) a requirement of the unanimous consent of all stockholders for action to be taken without a meeting, (iii) a requirement that special meetings of stockholders be called only by the Chairman of the Board or the Board of Directors, (iv) advance notice requirements for stockholder proposals and nominations, (v) limitations on the ability of stockholders to amend, alter or repeal the Corn Products By-Laws and certain provisions of the Corn Products Charter, (vi) authorization for the Corn Products Board to issue without stockholder approval preferred stock with such terms as the Board of Directors may determine and (vii) authorization for the Corn Products Board to consider the interests of creditors, customers, employees and other constituencies of the Company and its subsidiaries and the effect upon communities in which the Company and its subsidiaries do business, in evaluating proposed corporate transactions. With certain exceptions, Section 203 of the DGCL ("Section 203") imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15% or more of the Corn Products Common Stock. In addition, the Company has adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan is designed to protect stockholders in the event of an unsolicited offer and other takeover tactics, which, in the opinion of the Corn Products Board, could impair the Company's ability to represent stockholder interests. The provisions of the Rights Plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.

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

         RELIANCE ON MAJOR CUSTOMERS. Historically, Bestfoods' worldwide branded foods business has been one of the Company's largest customers, accounting for approximately 11% of total sales in 1998. A master supply agreement was negotiated with Bestfoods to supply Bestfoods with Company product at prices based generally on market conditions for a minimum two year term ending December 31, 1999, which can be renewed upon the agreement of both parties. In addition, approximately 15% of the worldwide sales of the Corn Refining Business in 1997 represented sales of high fructose corn syrup to international, regional and local companies engaged in the soft drink industry, primarily in North America. If Bestfoods were not to continue to purchase products from the Company or the Company's soft drink customers were to substantially decrease their purchases, the business of the Company might be materially adversely affected.

         READINESS FOR THE YEAR 2000. The Year 2000 (Y2K) issue is the result of certain computer programs using two digits rather than four to define the applicable year. During 1997, the Company developed a plan (the "Program") to address the Year 2K issue and began converting its computer systems to be Y2K compliant. The Company established a team with appropriate senior management support to identify and correct Y2K issues. The Company expects to fix or replace internal software where necessary. This includes software in all of the Company's manufacturing plants, building facilities and business systems. If not corrected, affected computer applications could fail or create erroneous results.

         The Program involves assessment, evaluation, testing and remediation. During 1998, the Company substantially completed the assessment phase of the Program and prioritized these systems based on their criticality to business operations, and began evaluation and remediation. Evaluation involves the analysis of identified information technology (IT) and non-IT systems for Y2K compliance. Remediation includes rewriting code in existing software, installation of new software and replacement of non-compliant equipment. As of December 31, 1998, considerable progress had been made in remediation. In addition, through the use of third party consultants, the Company continues an ongoing process of evaluating vendor statements and publicly available information about the Y2K compliance of various systems in operation at its sites. The Company intends to modify or replace systems, as appropriate, which appear non-compliant, particularly those of high or medium priority.

         Y2K compliance depends not only on our internal manufacturing and administrative processes, but also on the ability of the different participants in the supply chain to interchange products, services, and information without interruption. The Company also is communicating with suppliers and service providers to ascertain whether the equipment and services provided by them will be Y2K compliant. Until the Company receives and analyzes responses from suppliers and providers, the Company cannot assess the potential impact of third party supplier and service provider Y2K issues.

         The Company is exploring alternative solutions and developing contingency plans for handling mission critical areas in the event that remediation is unsuccessful. The Company anticipates that contingency plans may include the stockpiling of necessary supplies, the build-up of inventory, creation of computerized or manual back-up systems, replacement of vendors, and addition of new vendors. The Company expects to complete the Program, including establishment of contingency plans, in August 1999.

         The Company currently estimates the total costs of the Program to achieve Y2K readiness at $10 to $14 million of expense. Planned capital expenditures indirectly related to Y2K, could add an additional $5 to $7 million to the cost of the Program. As of December 1998, the direct costs incurred by the Program to remediate Y2K issues were $7 million and capital expenditures indirectly related to Y2K were an additional $1.

         Corn Products' Y2K plan is subject to a variety of risks and uncertainties. Some of the risks and uncertainties are beyond the Company's control, such as the Y2K preparedness of third party vendors and service providers and unidentified issues with hardware, software and embedded systems. The Company can not assure that it will successfully complete the Program on a timely basis, achieving Y2K readiness prior to January 1, 2000, or a prior critical failure date. The Company's failure to successfully complete the Y2K project could have a material adverse impact on its ability to manufacture and/or deliver its products.

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. These statements contain certain inherent risks and uncertainties. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business and market conditions in the various geographic regions and countries in which the Company manufactures and sells its products, including fluctuations in the value of local currencies; increased competitive and/or customer pressure in the corn refining industry; and Year 2000 preparedness. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 14-36, sections entitled "Independent Auditors' Report," and "Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the headings "Board of Directors," "Matters To Be Acted Upon - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Registrant" in Item 1 hereof is incorporated herein by reference.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1) Consolidated Financial Statements and Schedules

         Incorporated by reference from The Registrant's Annual Report to Stockholders, pages 14-36, sections entitled "Independent Auditors' Report," and "Financial Statements."

Item 14(a)(2) Financial Statement Schedules

         All financial statement schedules have been omitted either because the information is not required or is otherwise included in the financial statements and notes thereto.

Item 14(a)(3) Exhibits

         The Exhibits set forth in the accompanying Exhibit Index are filed as a part of this report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report;

Exhibit Number
--------------

         10.9
         10.10
         10.11
         10.12
         10.13
         10.14
         10.15
         10.16
         10.17
         10.18

Item 14(b) Reports on Form 8-K


         The following reports on Form 8-K were filed during the quarter ended December 31, 1998.

         09/16/98 - Press Release - First Quarterly Dividend and Share Buyback
                    Program
         10/21/98 - Arancia Acquisition Announcement
         12/02/98 - Arancia Acquisition Completion Announcement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31 day of March, 1999.

                                      CORN PRODUCTS INTERNATIONAL, INC.


                                     By: *Konrad Schlatter
                                         ---------------------------------------
                                         Konrad Schlatter
                                         Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 31 day of March, 1999.


Signature                                   Title
---------                                   -----
*Konrad Schlatter                           Chairman and Chief Executive Officer
Konrad Schlatter

/s/ James W. Ripley                         Chief Financial Officer
James W. Ripley

/S/ Jack Fortnum                            Comptroller
Jack Fortnum

*Ignacio Aranguren-Castiello                Director
Ignacio Aranguren-Castiello

*Alfred C. DeCrane. Jr                      Director
Alfred C. DeCrane, Jr.

*William C. Ferguson                        Director
William C. Ferguson

*Bernard H. Kastory                         Director
Bernard H. Kastory




*Richard G. Holder                          Director
Richard G. Holder

*William S. Norman                          Director
William S. Norman

*Samuel C. Scott                            Director
Samuel C. Scott

*Clifford B. Storms                         Director
Clifford B. Storms

*By: /s/ Marcia E. Doane
Marcia E. Doane
Attorney-in-fact

(Being the principal executive officers, the principal financial and accounting officers and all of the directors of Corn Products International, Inc.)

EXHIBIT NO.          DESCRIPTION
-----------          -----------

   2.1** Distribution Agreement dated December 1, 1997, between the Company and Bestfoods

   3.1** Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form 10, File No.1-13397

   3.2** Amended By-Laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form 10, File No.1-13397

   4.1** Rights Agreement dated November 19, 1997 between the Company and First Chicago Trust Company of New York, filed as Exhibit 1 to the Company's Registration Statement on Form 8-Al 2B, File No.001-13397

   4.2** Certificate of Designation for the Company's Series A Junior Participating Preferred Stock, filed as Exhibit 1 to the Company's Registration Statement on Form 8-Al 2B, File No.001-13397

   4.3** 5-Year Revolving Credit Agreement dated December 17, 1997 among the Company and the agents and banks named therein

   10.1** Master Supply Agreement dated January 1, 1998 between the Company and Bestfoods

   l0.2** Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods

   10.3** Tax Indemnification Agreement dated December 1, 1997 between the Company and Bestfoods

   10.4** Debt Agreement dated December 1, 1997 between the Company and Bestfoods

   10.5** Transition Services Agreement dated December 1, 1997 between the Company and Bestfoods

   10.6** Master License Agreement dated January 1, 1998 between the Company and Bestfoods

EXHIBIT NO.          DESCRIPTION
-----------          -----------
   10.7**            Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the Company's Registration Statement on Form S-8, File
                     No.333-43525

   10.8** Access Agreement dated January 1, 1998 between the Company and Bestfoods

   10.9** Stock Incentive Plan of the Company, filed as Exhibit 4.E to the Company's Registration Statement on Form S-8, File No.333-43525

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

   10.13** Letter Agreement dated December 12, 1997 between the Company and F.J. Kocun

   10.14** Form of Indemnification Agreement entered into by each of the members of the Company's Board of Directors and the Named Executive Officers

   10.15**           Deferred Compensation Plan for Outside Directors of the
                     Company

   10.16**           Supplemental Executive Retirement Plan

   10.17**           Executive Life Insurance Plan

   10.18**           Deferred Compensation Plan

   12.1              Earnings Per Share Computation

   13.1*             The 1998 Annual Report to Stockholders

   21.1*             Subsidiaries of the Company

   23.1*             Consent of KPMG LLP

   24.1*             Powers of Attorney

   27.1*             Financial Data Schedule

-------------------
*   Incorporated herein by reference as indicated in the exhibit description.

** Incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.