Form 10-Q
period 1999-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 1999-05-14
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q
                                  ------------

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days:

                                Yes   X     No
                                    -----      -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   CLASS                          OUTSTANDING AT MAY 10, 1999
        Common Stock, $.01 par value                    37,310,933 shares


                                     10Q-1

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(ALL FIGURES ARE IN MILLIONS EXCEPT PER SHARE AMOUNTS )


                                                               Three Months Ended
                                                                    March 31,
                                                           -----------------------------
                                                              1999            1998
                                                           -----------------------------
Net sales                                                        $396.6           $339.0
Cost of sales                                                     332.9            300.1
                                                           -----------------------------
Gross profit                                                       63.7             38.9

Operating expense                                                  30.3             25.3
(Fees and income) from unconsolidated affiliates                  (1.1)            (4.3)
                                                           -----------------------------

Operating income                                                   34.5             17.9

Financing costs                                                     7.3              5.0
                                                           -----------------------------

Income before taxes                                                27.2             12.9
Provision for income taxes                                          9.5              4.3
                                                           -----------------------------
                                                                   17.7              8.6
Minority stockholder interest                                       1.9              0.6
                                                           -----------------------------
Net income                                                         15.8              8.0
                                                           =============================

Weighted average common shares outstanding:
Basic                                                              37.5             35.6
Diluted                                                            37.6             35.9

Earnings per common share
Basic                                                             $0.42            $0.22
Diluted                                                           $0.42            $0.22

See Notes To Condensed Consolidated Financial Statements



                                     10Q-2

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                        AS OF:
                                                                                         MARCH 31,
           ( ALL FIGURES ARE IN MILLIONS )                                                 1999                   DECEMBER 31,
                                                                                        (UNAUDITED)                   1998
                                                                                   --------------------       ------------------
ASSETS
      Current Assets
           Cash and cash equivalents                                                      $   39                   $   36
           Accounts receivable - net                                                         227                      224
           Inventories                                                                       175                      175
           Prepaid expenses                                                                    7                        6
           Deferred tax asset                                                                 24                       24
--------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                   472                      465
--------------------------------------------------------------------------------------------------------------------------------

           Plants and properties - net                                                     1,275                    1,298
           Goodwill, net of accumulated amortization                                         140                      129
           Investments in joint ventures                                                      27                       28
           Other assets                                                                       27                       26
--------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                         1,941                    1,946
================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short term borrowings and current portion of long-term debt                       315                      250
           Accounts payable                                                                   83                       96
           Accrued liabilities                                                                78                       59
--------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                              476                      405
--------------------------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                            63                       63
           Long - term debt                                                                  153                      154
           Deferred taxes on income                                                          172                      180
           Minority stockholders' interest                                                    92                       91
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value none issued                                          --                       --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,612,930 and 37,611,396 issued
                         and outstanding on March 31, 1999 and
                         December 31, 1998, respectively                                       1                        1
           Additional paid in capital                                                      1,066                    1,066
           Less:  Treasury stock (common stock; 249,641 and 51,374 shares on March            (6)                      (1)
                         31, 1999 and December 31, 1998, respectively) at cost
           Deferred compensation - restricted stock                                           (2)                      (2)
           Accumulated comprehensive income (loss)                                          (124)                     (48)
           Retained earnings                                                                  50                       37
--------------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             985                    1,053
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $1,941                   $1,946
================================================================================================================================

See Notes To Condensed Consolidated Financial Statements


                                     10Q-3

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

(ALL FIGURES ARE IN MILLIONS )                    THREE MONTHS ENDED
                                                      MARCH 31,
                                            -------------------------------
                                                1999              1998
                                            --------------    -------------
Net Income                                       15.8               8.0
Comprehensive income/loss:
   Currency translation adjustment              (76.0)             (4.0)
                                            --------------    -------------
Comprehensive income (loss)                     (60.2)              4.0
                                            ==============    =============





                       CORN PRODUCTS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

( ALL FIGURES ARE IN MILLIONS )        COMMON       ADDITIONAL     TREASURY STOCK        ACCUMULATED             RETAINED
                                       STOCK          PAID-IN                        COMPREHENSIVE INCOME        EARNINGS
                                                      CAPITAL                               (LOSS)
                                    -------------------------------------------------------------------------------------------
Balance, December 31, 1998               $1            $1,066            $(1)                 $ (48)              $37
   Net income for the period                                                                                       16
   Dividends declared                                                                                              (3)
    Purchase of treasury stock                                            (5)
   Translation adjustment                                                                       (76)
                                    ------------- ---------------- ---------------- ----------------------- -------------------
Balance, March 31, 1999                  $1            $1,066            $(6)                 $(124)              $50
                                    ============= ================ ================ ======================= ===================

See Notes To Condensed Consolidated Financial Statements



                                     10Q-4

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

           ( ALL FIGURES ARE IN MILLIONS )                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                                 1999                1998
                                                                                           ---------------    ------------------
CASH FLOWS FROM ( USED FOR ) OPERATING ACTIVITIES

    Net income                                                                                   $16                $ 8
    Non-cash charges (credits) to net income:
       Depreciation and amortization                                                              25                 23
       Deferred taxes                                                                             --                 10
       Changes in trade working capital:
          Accounts receivable, prepaid items, and other assets                                    (6)               (28)
          Inventories                                                                             (1)               (16)
          Accounts payable and accrued liabilities                                                10                 14
--------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from operating activities                                                      44                 11
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM ( USED FOR ) INVESTING ACTIVITIES:
       Capital expenditures paid, net of proceeds on disposal                                    (26)               (13)
       Cash consideration paid for acquired business                                             (66)                --
       Investments in and loans to unconsolidated affiliates                                      --                 60
--------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from (used for) investing activities                                          (92)                47
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM ( USED FOR ) FINANCING ACTIVITIES:
       Proceeds from short term borrowings, net of payments                                       65                (63)
       Dividends paid                                                                             (3)                --
       Cost of common stock repurchased                                                           (5)                --
       Other non-current liabilities                                                              (3)                --
--------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from (used for) financing activities                                           54                (63)
--------------------------------------------------------------------------------------------------------------------------------
    Increase ( decrease ) in cash and cash equivalents                                             6                 (5)
     Effect of exchange rates on cash                                                             (3)                --
    Cash and cash equivalents, beginning of period                                                36                 85
--------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                     $39                $80
================================================================================================================================

See Notes to Condensed Consolidated Financial Statements


                                     10Q-5

                        CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 1999 and 1998 and the financial position as of March 31, 1999 and December 31, 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the year.

References to "the Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1998.

2.       INVENTORIES ARE SUMMARIZED AS FOLLOWS:           March 31, 1999          December 31, 1998
                                                          --------------          -----------------
Finished and in process .............................            98                       110

Raw materials .......................................            48                        43

Manufacturing supplies...............................            29                        22
---------------------------------------------------------------------------------------------------
Total inventories....................................           175                       175
===================================================================================================

3.       FINANCIAL INSTRUMENTS

COMMODITIES

Following the Company's policy of hedging its margin exposure to firm priced business, it had open corn futures contracts of $235 million for delivery of corn beyond March 31, 1999. Of the total commitment, $24 million is due in May 1999, $55 million is due in July 1999, $48 million is due in September 1999, and $108 million is due December 1999 through March 2000. At March 31, 1999, the price of corn under these contracts was $5 million below market quotations of the same date.



                                     10Q-6

4.       SUPPLEMENTAL GEOGRAPHIC INFORMATION

         The Company operates in one business segment - Corn Refining - and is managed on a geographic regional basis. Its North American Operations include its wholly owned Corn Refining businesses in the United States and Canada and majority ownership in Mexico. Its Rest of World businesses include primarily 100 percent owned Corn Refining operations in South America, and joint ventures and alliances in Asia, Africa and other areas. Also included in this group is its North American enzyme business.

TABLE OF GEOGRAPHIC INFORMATION OF NET SALES AND OPERATING INCOME

                                        (UNAUDITED)

( All figures are in millions )       THREE MONTHS ENDED
                                           MARCH 31               CHANGE
                                      1999        1998         $          %
                                    ------------------------------------------
 NET SALES
  North America                      $273.2      $202.3      $70.9        35
  Rest of the World                   123.4       136.7      (13.3)      -10
                                     ------      ------
  Total                              $396.6      $339.0       57.6        17
                                     ======      ======

OPERATING INCOME
  North America                        20.2         0.4       19.8        NM
  Rest of the World                    17.4        20.0       (2.6)      -13
  Corporate                            (3.1)       (2.5)      (0.6)       24
                                     ------      ------
  Total                              $ 34.5      $ 17.9       16.6        93
                                     ======      ======

4.       ACQUISITIONS

          On January 14, 1999, the Company acquired the assets of Bang IL Industrial Co., Ltd., a Korean corn refiner for $66 million. The assets purchased included the net working capital, plant, property and equipment of the corn wet milling business. The acquisition was funded primarily from a combination of debt both in the United States and from local banking sources.




                                     10Q-7

ITEM 2

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
           WITH COMPARATIVES FOR THE THREE MONTHS ENDED MARCH 31, 1998



RESULTS OF OPERATIONS

          NET SALES. First quarter Net Sales totaled $396.6 million, up 17 percent over 1998 sales of $339.0 million. Volumes were up 22 percent with the addition of sales from the newly acquired companies in Mexico and Korea. Sales from these acquisitions contributed 28 percent while price increases added approximately 2 percent. Lower exchange rates throughout the world resulted in a 12 percent reduction.

          North America Net Sales were up 35 percent while volumes increased 28 percent. Excluding the addition from the full consolidation of the Mexican business, first quarter Net Sales were 5 percent lower than the comparable period last year. This reflected the effect of 2 percent lower prices following lower corn costs and a 2 percent impact of lower exchange rates. Volumes accounted for 1 percent lower sales, as HFCS volumes lagged the unusually high takeaways experienced in the first quarter last year.

          In Other Operations, Net Sales were down 10 percent from the first quarter of 1998 with a 27 percent decline from lower exchange rates, mostly related to the devaluation of the Brazilian $real but also including the devaluation of the Colombian Peso and Pakistani Rupee. Overall, volumes grew 8 percent while local currency price/mix added 14 percent. Excluding Korea, volumes declined 2 percent, reflecting an initial business contraction in Brazil and other South American markets following the $real devaluation.

          COST OF SALES AND OPERATING EXPENSES. Costs of Sales for the quarter were up 11 percent over the comparable quarter last year, well below the 22 percent increase in volumes, as gross corn costs declined and we continue to achieve improved operating efficiencies. Gross Profits for the quarter increased 64 percent from the first quarter of 1998 to $63.7 million, reflecting the improvement in the Gross Profit Margin to 16.1 percent of net sales from 11.5 percent in 1998. Low net corn costs in North America contributed to improved margins there. In future quarters, as net corn costs become less favorable because of currently declining co-product prices, we anticipate offsets from the recovery under way in Brazil as well as from the usual operational benefits as North America enters its heavier volume period.

         Operating Expenses for the quarter totaled $30.3 million, a 20 percent increase over 1998, reflecting the inclusion of the Mexican and Korean acquisitions. These costs have remained approximately 7.5 percent of net sales as higher corporate costs associated with being a stand-alone entity have been spread over a larger sales base. First quarter fees and income from unconsolidated subsidiaries decreased to $1.1 million, from $4.3 million in 1998. The decline is attributable to the former Mexican joint venture now being consolidated, other fees and income have remained fairly constant compared to the prior year.


                                     10Q-8

          OPERATING INCOME. First quarter Operating Income was up 93 percent over 1998 to $34.5 million from $17.9 million. North America advanced strongly with Operating Income of $20.2 million, up from $0.4 million in the first quarter of 1998. The improvement came from higher profit margins in the U.S.
and Canada and the inclusion of full earnings from the Mexican acquisition. Gains in North America were partially offset by a 13 percent decline in the Rest of the World, due largely to the effects of the Brazilian devaluation. Profit margins in Brazil are higher in $reals reflecting post-devaluation price adjustments. We expect Brazilian operating income to improve over time to pre-devaluation U.S. dollar levels.

          FINANCING COSTS. Financing costs for the quarter were $7.3 million, 46 percent higher than last year reflecting the debt taken on with the Mexican and Korean transactions.

          PROVISION FOR INCOME TAXES. The effective tax rate was 35 percent in the first quarter, the same as the rate reported for the full year last year. This compared to a 33 percent effective tax rate in the first quarter last year. The tax rate is estimated based on the expected mix of domestic and foreign earnings for the year.

          NET INCOME. Net Income for the quarter grew 91 percent to $15.8 million, or $0.42 per diluted share, from $8.0 million, or $0.22 per share, in the first quarter of 1998. The improvement is attributable to the improvement in the North America operations and the accretive acquisitions of Mexico and Korea.

          COMPREHENSIVE INCOME. The decline in comprehensive income resulted from the translation of assets and liabilities denoted in local currencies into U.S. dollars. The $76 million currency translation adjustment for the quarter compared to a $4 million adjustment for the comparable quarter in 1998 and is related primarily to the translation of fixed assets in Brazil from the $real to the U.S. dollar after the Brazilian devaluation.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1999, the Company's Total Assets decreased to $1,941 million from $1,946 million at December 31, 1998. Lower exchange rates, primarily in Brazil, used to translate our foreign asset values resulted in the reduction, offset largely by the acquisition of the Korean business adding to our asset base.

          First quarter net cash flows were used to fund working capital, capital projects, dividend payments and common stock repurchases. Net cash flows from operating activities were $44 million, compared to $11 million in the first quarter of 1998. Cash used for investing activities totaled $92 million in the first quarter of 1999. In 1998, cash from investing activities totaled $47 million, reflecting the receipt of the repayment of a $60 million loan made by the company to Arancia-CPC. For the three-month period in 1999, capital expenditures totaled $26 million as compared to $13 million for the same period last year. This is in line with planned annual capital expenditures of $120-$130 million. The spending is primarily carry-over projects from the prior year and reflects the Company's plan to continue investing to meet customer demand and drive for delivered cost leadership. Cash consideration paid for acquired business of $66 million was funded through borrowings.

          The Company has a $340 million 5-year revolving credit facility in the United States due December 2002. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At March 31, 1999, the Company had total debt outstanding of $468 million compared to $404 million at year-end 1998. The increase in debt is attributable to the Korean acquisition. The debt outstanding consisted of $209 million drawn from the unsecured revolving credit facility in the United States at a rate of 5.21 percent. The balance represents affiliate long-term debt of $153 million, mostly assumed in the Arancia transaction, and short term borrowings against local country operating lines, in various currencies. The weighted average interest rate of affiliate debt was 9.07 percent.

          MINORITY STOCKHOLDERS INTEREST. Minority stockholders interest increased $1 million in the quarter to $92 million from $91 million in December 1998. The increase is attributable to interest accrued on the future installments to the minority stockholders in the Mexican transaction.

                                     10Q-9

READINESS FOR THE YEAR 2000

          The Year 2000 (Y2K) issue is the result of certain computer programs using two digits rather than four to define the applicable year. During 1997, the Company developed a plan (the "Program") to address the issue and began converting its computer systems to be Y2K compliant. The Company established a team with appropriate senior management support to identify and correct Y2K issues. The Company expects to fix or replace internal software where necessary. This includes software in all of the Company's manufacturing plants, building facilities and business systems. If not corrected, affected computer applications could fail or create erroneous results.

         The Program involves assessment, prioritization, remediation and testing. During 1998, the Company substantially completed the assessment and prioritization phases of the Program and began remediation and testing. As of March 31, 1999, considerable progress had been made in remediation and testing. In addition, through the use of third party consultants, the Company continues an ongoing process of evaluating vendor statements and publicly-available information about the Y2K compliance of various systems in operation at its sites. The Company intends to modify or replace systems, as appropriate, which appear non-compliant, particularly those of high and medium priority.

         Y2K compliance depends not only on our internal manufacturing and administrative processes, but also on the ability of the different participants in the supply chain to interchange products, services, and information without interruption. The Company also is communicating with high and medium risk vendors, and carrying out a site assessment of the critical suppliers and service providers, to ascertain whether the equipment and services provided by them will be Y2K-compliant. Until the Company receives and analyzes responses and completes all site assessments of the suppliers and service providers, the Company cannot assess the potential impact of third party supplier and service provider Y2K issues.

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

         The Company currently estimates the total costs of the Program to achieve Y2K readiness at $10 to $14 million of expense. Planned capital expenditures indirectly related to Y2K, could add an additional $5 to $7 million to the cost of the Program. As of March 1999, the direct costs incurred by the Program to remediate Y2K issues were $9 million and capital expenditures indirectly related to Y2K were an additional $1.2 million.

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


                                     10Q-10

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. These statements contain certain inherent risks and uncertainties. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business and market conditions in the various geographic regions and countries in which the Company manufactures and sells its products, including fluctuations in the value of local currencies; increased competitive and/or customer pressure in the corn refining industry; and Year 2000 preparedness. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company would make additional updates or corrections with respect thereto or with respect to other forward-looking statements.


ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10K for the year ended December 31, 1998, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the three months ended March 31, 1999.




                                     10Q-11

                            PART II OTHER INFORMATION

ITEM: 5. LITIGATION


ITEM: 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index hereto.

     b)  Reports on Form 8-K.

         No Reports on Form 8-K were filed during the quarter ended March 31, 1999.








                                     10Q-12

                        CORN PRODUCTS INTERNATIONAL, INC.




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          CORN PRODUCTS INTERNATIONAL, INC.




DATE:    May 14, 1999


                                     /s/ James Ripley
                                     ---------------------------
                                     James Ripley
                                     Chief Financial Officer




DATE:    May 14, 1999


                                     /s/ Jack Fortnum
                                     ---------------------------
                                     Jack Fortnum
                                     Comptroller - Principal Accounting Officer








                                     10Q-13

                                  EXHIBIT INDEX

NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
11                Statement re: computation of earnings per share
27                Financial Data Schedule















                                     10Q-14