Form 10-Q
period 1999-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 1999-08-04
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                 CLASS                         OUTSTANDING AT AUGUST 2, 1999
     Common Stock, $.01 par value                     37,248,383 shares








                                      10Q-1

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                    ----------------------------    --------------------------------
                                                        1999           1998              1999            1998
                                                    ----------------------------    --------------------------------
Net sales                                                  $441.3        $366.8             $837.9           $705.8
Cost of sales                                               364.3         326.8              697.3            626.9
                                                    ----------------------------    --------------------------------
Gross profit                                                 77.0          40.0              140.6             78.9

Operating expense                                            32.6          23.1               63.6             47.4
(Fees and income) from unconsolidated                        (0.5)         (3.5)              (2.3)            (6.9)
   affiliates
                                                    ----------------------------    --------------------------------

Operating income                                             44.9          20.4               79.3             38.4

Financing costs                                               8.3           2.5               15.6              7.5
                                                    ----------------------------    --------------------------------

Income before taxes                                          36.6          17.9               63.7             30.9
Provision for income taxes                                   12.8           6.5               22.3             10.8
                                                    ----------------------------    --------------------------------
                                                             23.8          11.4               41.4             20.1
Minority stockholder interest                                 2.1           0.7                3.9              1.4
                                                    ----------------------------    --------------------------------
Net income                                                   21.7          10.7               37.5             18.7
                                                    ============================    ================================

Average common shares outstanding:

Basic                                                        37.3          35.7               37.3             35.7
Diluted                                                      37.4          36.0               37.4             36.0

Net income per common share
Basic                                                       $0.58         $0.30              $1.00            $0.52
Diluted                                                     $0.58         $0.30              $1.00            $0.52



See Notes To Condensed Consolidated Financial Statements







                                     10Q-2

PART I  FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                         AS OF:
           (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)                                JUNE 30,               DECEMBER 31,
                                                                                             1999                     1998
                                                                                          (UNAUDITED)
                                                                                      --------------------    ---------------------
ASSETS
      Current Assets
           Cash and cash equivalents                                                      $   51                   $   36
           Accounts receivable - net                                                         236                      224
           Inventories                                                                       188                      175
           Prepaid expenses                                                                    9                        6
           Deferred tax asset                                                                 24                       24
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                   508                      465
-----------------------------------------------------------------------------------------------------------------------------------

           Plants and properties - net                                                     1,273                    1,298
           Goodwill, net of accumulated amortization                                         159                      129
           Investments in joint ventures                                                      28                       28
           Other assets                                                                       29                       26
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                         1,997                    1,946
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short term borrowings and current portion of long-term debt                       347                      250
           Accounts payable                                                                   94                       96
           Accrued liabilities                                                                75                       59
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                              516                      405
-----------------------------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                            62                       63
           Long - term debt                                                                  149                      154
           Deferred taxes on income                                                          182                      180
           Minority stockholders' interest                                                    90                       91
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value none issued                                          --                       --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,618,737 and 37,611,396 issued
                         and outstanding on June 30, 1999 and
                         December 31, 1998, respectively                                       1                        1
           Additional paid in capital                                                      1,066                    1,066
           Less:  Treasury stock (common stock; 411,504 and 51,374 shares on June            (11)                      (1)
                         30, 1999 and December 31, 1998, respectively) at cost
           Deferred compensation - restricted stock                                           (2)                      (2)
           Accumulated comprehensive loss                                                   (124)                     (48)
           Retained earnings                                                                  68                       37
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             998                    1,053
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $1,997                   $1,946
===================================================================================================================================

See Notes To Condensed Consolidated Financial Statements



                                     10Q-3

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

(IN MILLIONS)                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                       -------------------------------     -------------------------------
                                                            1999              1998              1999             1998
                                                       --------------    -------------     --------------    -------------
Net Income                                                  21.7              11.0              37.5             19.0
Comprehensive loss:
   Currency translation adjustment                          --                (7.0)            (76.0)           (11.0)
                                                       --------------    -------------     --------------    -------------
Comprehensive loss                                          21.7               4.0             (38.5)             8.0
                                                       ==============    =============     ==============    =============





                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)


(IN MILLIONS)                          COMMON        ADDITIONAL       TREASURY              ACCUMULATED           RETAINED
                                        STOCK          PAID-IN          STOCK              COMPREHENSIVE          EARNINGS
                                                       CAPITAL                                 LOSS
                                    -------------------------------------------------------------------------------------------
Balance, December 31, 1998               $1            $1,066           $ (1)                 $ (48)                $37
   Net income for the period                                                                                         37
   Dividends declared                                                                                                (6)
   Purchase of treasury stock                                            (10)
   Translation adjustment                                                                       (76)
                                    -------------------------------------------------------------------------------------------
Balance, June 30, 1999                   $1            $1,066           $(11)                 $(124)                $68
                                    ===========================================================================================

See Notes To Condensed Consolidated Financial Statements










                                      10Q-4

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

           (IN MILLIONS)                                                                         FOR THE SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                               1999                1998
                                                                                          ---------------    ------------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES

    Net income                                                                                 $  37              $  19
    Non-cash charges (credits) to net income:
       Depreciation and amortization                                                              51                 47
       Deferred taxes                                                                              7                 10
       Changes in trade working capital:
          Accounts receivable, prepaid items, and other assets                                   (20)               (29)
          Inventories                                                                            (15)               (10)
          Accounts payable and accrued liabilities                                                18                 (9)
-------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from operating activities                                                      78                 28
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures paid, net of proceeds on disposal                                    (62)               (26)
       Cash consideration paid for acquired business                                             (75)                --
       Investments in and loans to unconsolidated affiliates                                                         60
-------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from (used for) investing activities                                         (137)                34
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
       Proceeds from short term borrowings, net of payments                                       89               (106)
       Dividends paid                                                                             (6)                --
       Cost of common stock repurchased                                                          (10)                --
       Other non-current liabilities                                                               4                 --
-------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from (used for) financing activities                                           77               (106)
-------------------------------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                                              18                (44)
    Effect of exchange rates on cash                                                              (3)                --
    Cash and cash equivalents, beginning of period                                                36                 85
-------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                   $  51              $  41
===============================================================================================================================

See Notes to Condensed Consolidated Financial Statements






                                     10Q-5

                        CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 1999 and 1998 and the financial position as of June 30, 1999 and December 31, 1998. The results for the three months ended June 30, 1999 are not necessarily indicative of the results expected for the year.

References to "the Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1998.


2.       INVENTORIES ARE SUMMARIZED AS FOLLOWS:

                                                       June 30, 1999     December 31, 1998
                                                       -------------     -----------------
Finished and in process..........................           95                  110

Raw materials....................................           67                   43

Manufacturing supplies...........................           28                   22

---------------------------------------------------------------------------------------------
Total Inventories................................          188                  175

=============================================================================================

3.       FINANCIAL INSTRUMENTS

COMMODITIES

Following the Company's policy of hedging its margin exposure to firm priced business, it had open corn futures contracts of $123 million for delivery of corn beyond June 30, 1999. Of the total commitment, $2 million is due in July 1999, $25 million is due in September 1999, and $96 million is due December 1999 through March 2000. At June 30, 1999, the price of corn under these contracts was $9 million above market quotations of the same date.







                                     10Q-6

4.       SUPPLEMENTAL GEOGRAPHIC INFORMATION

         The Company operates in one business segment - Corn Refining - and is managed on a geographic regional basis. Its North America Operations include its wholly owned Corn Refining businesses in the United States and Canada and majority ownership in Mexico. Its Rest of World businesses include primarily 100 percent owned Corn Refining operations in South America and Asia, and joint ventures and alliances in Asia, Africa and other areas. Also included in this group is its North American enzyme business.

TABLE OF GEOGRAPHIC INFORMATION OF NET SALES AND OPERATING INCOME

                                                        (UNAUDITED)



(In millions )                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     JUNE 30                             JUNE 30
                                             1999           1998                 1999           1998
                                         -----------------------------       -----------------------------
NET SALES
  North America                             $  312.7       $  235.0             $  585.9       $  435.8
  Rest of the World                            128.6          131.8                252.0          270.0
                                            --------       --------             --------       --------
  Total                                     $  441.3       $  366.8             $  837.9       $  705.8
                                            ========       ========             ========       ========



OPERATING INCOME
  North America                                 25.6            4.4                 45.7            4.8
  Rest of the World                             22.8           18.4                 40.2           38.5
  Corporate                                     (3.5)          (2.4)                (6.6)          (4.9)
                                            --------       --------             --------       --------
  Total                                     $   44.9       $   20.4             $   79.3       $   38.4
                                            ========       ========             ========       ========




5.       ACQUISITIONS

         On January 14th, 1999, the Company acquired the assets of Bang IL Industrial Co., Ltd., a Korean corn refiner. The assets purchased included the net working capital, plant, property and equipment of the corn wet milling business. On June 24th, 1999, the company increased its ownership of CPC Rafhan Ltd., its Pakistan affiliate, through the purchase of shares. The transaction increased the Company's ownership interest in CPC Rafhan Ltd. to approximately 70 percent. Cash consideration for the Korean and Pakistani acquisitions totaled $75 million, and were funded primarily from a combination of debt both in the United States and from local banking sources.










                                      10Q-7

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999
    WITH COMPARATIVES FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998



RESULTS OF OPERATIONS

         NET SALES. Second quarter 1999 Net Sales totaled $441 million, up 20 percent over comparable 1998 sales of $367 million. Volumes were up 27 percent with the addition of sales from the acquired companies in Mexico and Korea. Sales from these acquisitions contributed 29 percent. Lower currency exchange rates throughout the world resulted in a 9 percent reduction in revenues while lower prices resulted in a 3 percent reduction. For the six months, Net Sales grew 19 percent to $838 million from $705 million in 1998, on 25 percent higher volumes partially offset by lower exchange rates.

         North American Net Sales were up 33 percent in the three months ended June 30, 1999, from the same quarter last year with increased volumes contributing 40 percent. Excluding the addition from the full consolidation of the Mexican business, 1999 second quarter Net Sales were 5 percent lower than the comparable period last year. This reflected the effect of 7 percent lower prices following lower corn costs, partially offset by a 2 percent increase from higher volumes. Year to date, North American sales grew 35 percent over last year, reflecting the addition of the Mexican acquisition. Excluding the Mexcian acquisition, Net Sales were 5 percent lower than last year, reflecting 4 percent lower prices following lower corn costs and a 1 percent reduction due to currency devaluation.

         In Other Operations, second quarter 1999 Net Sales were down 2 percent from the second quarter of 1998 with a 24 percent decline from lower exchange rates, mostly related to the devaluation of the Brazilian $real but also including the devaluation of the Colombian Peso and Pakistani Rupee. Overall, higher volumes contributed 17 percent to Net Sales while local currency price/mix added 5 percent. Excluding Korea, increased volumes added 4 percent to Net Sales, reflecting the rebound of the Brazilian business following the first quarter contraction resulting from the $real devaluation, and strong gains made by Pakistan. For the six months ended June 30, 1999, Net Sales were 7 percent lower than last year, due primarily to effects of currency devaluation, principally Brazil, which reduced sales by 26 percent. Excluding the Korean acquisition, higher volumes added 1 percent while local currency price increases added 7 percent.

         COST OF SALES AND OPERATING EXPENSES. Costs of Sales for the second quarter of 1999 were up 11 percent over the comparable quarter last year, well below the 27 percent increase in volumes, as gross corn costs declined and we continued to achieve improved operating efficiencies. Gross Profits for the quarter increased 92 percent from the second quarter 1998 to $77 million, reflecting an improvement in the Gross Profit Margin to 17 percent of Net Sales from 11 percent in 1998. Lower net corn costs in North America contributed to improved margins. Year to date, Cost of Sales were up 11 percent over 1998 on a 25 percent increase in volumes. Gross Profit improved 78 percent to $141 million from $79 million in 1998 as the Gross Profit Margin increased to 17 percent of Net Sales from 11 percent. The


                                     10Q-8
improvement in the Gross Profit Margin is attributable to North America and reflects lower corn costs and manufacturing expense.

         Operating Expenses for the quarter ended June 30, 1999, totaled $33 million, a 41 percent increase over the comparable period in 1998, reflecting the inclusion of the Mexican and Korean acquisitions. Operating Expenses have remained approximately 7 percent of net sales. Second quarter fees and income from unconsolidated subsidiaries decreased to $0.5 million, from $3.5 million in 1998. The decline is attributable to the former Mexican joint venture now being consolidated, other fees and income have remained fairly constant compared to the prior year. For the six months, Operating Expense totaled $64 million, a 34 percent increase over 1998, and remained at approximately 7 percent of sales.

         OPERATING INCOME. Second quarter Operating Income was up 120 percent over 1998 to $45 million from $20 million. North America advanced strongly with Operating Income of $26 million, up from $4 million in the second quarter of 1998. The improvement came from higher profit margins in the U.S. and Canada and the inclusion of full earnings from the Mexican acquisition. Rest of the World operating income in the second quarter also advanced 24 percent over 1998 to $23 million from $18 million, reflecting the strong performance of the Korean acquisition and despite the economic crisis created in South America by the Brazilian devaluation. Brazil recovered as Operating Income grew 11 percent over the same quarter last year, partially offsetting continued weakness in Argentina and Chile. Year to date, Operating Income grew 107 percent to $79 million from $38 million in 1998. North America Operating Income increased more than 9 times to $46 million from $5 million in 1998, reflecting the improved margins as well as the Mexican acquisition.

         FINANCING COSTS. Financing costs for the second quarter 1999 were $8.3 million, up from $2.5 million in the comparable period last year, reflecting the debt taken on with the Mexican and Korean transactions. Year to date Financing Costs rose to $15.6 million from $7.5 million in 1998.

         PROVISION FOR INCOME TAXES. The effective tax rate remained at 35 percent in the second quarter and year to date, unchanged from the rate at June 30, 1998. The tax rate is estimated based on the expected mix of domestic and foreign earnings for the year.

         NET INCOME. Net Income for the quarter ended June 30, 1999, grew 103 percent to $22 million, or $0.58 per diluted share, from $10.7 million, or $0.30 per diluted share, in the second quarter of 1998. The improvement is attributable to the improvement in the North America operations and the accretive acquisitions in Mexico and Korea. For the six months ended June 30, 1999, Net Income doubled to $37.5 million, or $1.00 per diluted share, from $18.7 million, or $0.52 per diluted share, in 1998. As with the quarter, the improvement is attributable to North America operations and the accretive acquisitions in Mexico and Korea.

         COMPREHENSIVE INCOME. Comprehensive Income for the second quarter 1999 was higher than the second quarter 1998 and resulted from improved net income and no net change in currency translation, as negative adjustments, principally from the Brazilian $real to the U.S. dollar, were offset by translation gains in Canada and Korea. This compared to a $7 million negative adjustment for the comparable quarter in 1998. Year to date, the decline in Comprehensive Income resulted from the translation of


                                     10Q-9
net assets and liabilities denoted in local currencies into U.S. dollars at lower translation rates. The $76 million currency translation adjustment for the six months ended June 30, 1999, compared to an $11 million adjustment for the comparable period in 1998 and is related primarily to the translation of fixed assets in Brazil from the $real to the U.S. dollar after the Brazilian devaluation.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company's Total Assets increased to $1,997 million from $1,946 million at December 31, 1998. The increase in Total Assets reflects the acquisition of the Korean business adding to our asset base, as well as increases in inventory and cash, partially offset by the effects of lower exchange rates, principally in Brazil, used to translate our foreign asset values.

         Second quarter 1999 net cash flows were used to fund the Company's capital investment program, the acquisition of minority interest in our Pakistan affiliate, the quarterly dividend payment, and the previously announced common stock repurchase program. In addition there was the normal seasonal increase in North American working capital. In the six-month period of 1999, net cash flows were also used to help fund the acquisition of our new South Korean affiliate. For the six months ending June 30, 1999, net cash flows from operating activities were $78 million, compared to $28 million in the first half of 1998, reflecting the higher net income and lower working capital change. Cash used for investing activities totaled $137 million for the first six months of 1999, reflecting the acquisition in Korea and Pakistan, and $62 million in net capital investments. For the comparable period in 1998, cash from investing activities totaled $34 million, reflecting the receipt of the repayment of a $60 million loan made by the company to Arancia-CPC and net capital expenditures of $26 million. First half 1999 capital expenditures are in line with planned expenditures. The spending is primarily carry-over projects from the prior year, approximately 70 percent of which is outside the U.S., and reflects the Company's plan to continue investing, based on business opportunity and cash flow availability, to meet customer demand and drive for delivered cost leadership. Capital expenditure in the U.S. was primarily carry-over of the previously announced dextrose expansion project.

         The Company has a $340 million 5-year revolving credit facility in the United States due December 2002. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At June 30, 1999, the Company had total debt outstanding of $496 million compared to $404 million December 31, 1998. The increase in debt is attributable to the Korean acquisition, the increased investment in Pakistan, and higher working capital. The debt outstanding consisted of $225 million drawn from the unsecured revolving credit facility in the United States at a rate of 5.39 percent. The balance represents affiliate long-term debt of $149 million, mostly assumed in the Arancia transaction, and $122 million in affiliate short term borrowings against local country operating lines in various currencies. The weighted average interest rate of affiliate debt was 8.55 percent.

         MINORITY STOCKHOLDERS INTEREST. Minority stockholders interest decreased $1 million in the second quarter to $90 million from $91 million in December of 1998. The decrease is attributable to the purchase of an additional interest in the Pakistan operation, offset by interest accrued on future installments to the minority stockholders in the Mexican transaction.

READINESS FOR THE YEAR 2000

         The Year 2000 (Y2K) issue is the result of certain computer programs using two digits rather than four to define the applicable year. During 1997, the Company developed a plan (the "Program") to address the Y2K issue and began converting its computer systems to be Y2K- compliant. The Company established a team with appropriate senior management support to identify and correct Y2K issues. The Company implemented a program to fix or replace internal software


                                     10Q-10
where necessary. This included software in all of the Company's manufacturing plants, building facilities and business systems. If not corrected, affected computer applications could fail or create erroneous results.

         The Program involved assessment, prioritization, remediation and testing. During 1998, the Company substantially completed the assessment and prioritization phases of the Program and began remediation and testing. As of June 30, 1999, remediation and testing of plant equipment and business process were substantially completed and considerable progress had been made in remediation and testing of information technology infrastructure. Major Y2K projects in process but not completed at June 30, 1999, related to the conversion of our financial software packages in the U.S. and Canada, and the deployment of new or upgraded Y2K compliant personal computers (PC) and PC software. The Company completed the deployment of Y2K compliant PCs and PC software in July 1999, and expects to complete the implementation of financial software packages for the U.S. and Canada by the end of August 1999.

         Y2K compliance depends not only on our internal manufacturing and administrative processes, but also on the ability of the different participants in the supply chain to interchange products, services, and information without interruption. The Company continues to communicate with high and medium risk vendors, and carry out a site assessment of the critical suppliers and service providers, to ascertain whether the equipment and services provided by them will be Y2K-compliant. In addition, through the use of third party consultants, the Company continues an ongoing process of evaluating vendor statements and publicly-available information about the Y2K compliance of various systems in operation at its sites.

         The Company is exploring alternative solutions and developing contingency plans for handling mission critical areas in the event that remediation is unsuccessful. Contingency plans may include the stockpiling of necessary supplies, the build-up of inventory, creation of computerized or manual back-up systems, replacement of vendors, and addition of new vendors. The Company expects to complete the Program, including establishment of contingency plans, by the end of August 1999.

         The Company currently estimates the total costs of the Program to achieve Y2K readiness at $10 million of expense. Planned capital expenditures indirectly related to Y2K, could add an additional $11 million to the cost of the Program. As of June 1999, the direct costs incurred by the Program to remediate Y2K issues were $9 million and committed capital expenditures indirectly related to Y2K were an additional $8 million.

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




                                     10Q-11

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


ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10K for the year ended December 31, 1998, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the six and three months ended June 30, 1999.













                                     10Q-12

                            PART II OTHER INFORMATION

ITEM: 1. LEGAL PROCEDINGS

         In past reports, the Company indicated that in July 1995, Bestfoods, Inc., the Company's former parent, received a federal grand jury subpoena in connection with an investigation by the U.S. Department of Justice of U.S. corn refiners regarding the marketing of high fructose corn syrup and other "food additives". (The investigation of Bestfoods relates only to high fructose corn syrup.) Bestfoods produced the documents sought by the Justice Department.

         The U.S. Department of Justice has notified the Company that the grand jury investigation regarding the marketing of high fructose corn syrup has been dismissed.

ITEM: 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on May 19, 1999 the following matters were submitted to a vote of security holders with the number of votes cast for, against, or withheld, and the number of abstentions as to each such matter:

         1. ELECTION OF DIRECTORS

            The following Directors were elected for terms expiring in the year indicated:

                    Name             Term Expires    Votes For    Votes Withheld
                    ----             ------------    ---------    --------------
            Alfred C. DeCrane, Jr.       2002       33,134,034        8,760
            Guenther E. Greiner          2002       33,138,056        4,738
            Richard G. Holder            2002       33,138,937        3,857
            Konrad Schlatter             2002       33,142,066          728
            Ronald M. Gross              2000       33,142,794            0

            The following Directors are continuing in office for terms expiring in the year indicated:

                               Name                  Term Expires
                               ----                  ------------
                    Ignacio Aranguren-Castillo            2000
                    William S. Norman                     2000
                    Clifford B. Storms                    2000
                    William C. Fergusen                   2001
                    Bernard H. Kastory                    2001
                    Samuel C. Scott                       2001

         2. RATIFICATION AND APPROVAL OF ISSUANCE OF COMMON STOCK OF THE COMPANY IN CONNECTION WITH THE ACQUISITION BY THE COMPANY OF THE REMAINING INTEREST IN ARANCIA- CORN PRODUCTS S.A. DE C.V., THE COMPANY'S MEXICAN JOINT VENTURE.

            The stockholders approved the matter with 28,617,842 votes cast for, 189,054 votes cast against and 533,532 votes abstained. There were 3,882,516 broker non-votes.


                                     10Q-13

         3. RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS.

            The stockholders were asked to ratify the appointment of KPMG LLP as independent auditors for the Company for 1999. The matter was approved with 33,153,437 votes cast for, 27,569 votes cast against and 41,938 votes abstained.


ITEM: 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K.

         No Reports on Form 8-K were filed during the quarter ended June 30, 1999.
















                                     10Q-14

                        CORN PRODUCTS INTERNATIONAL, INC.




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CORN PRODUCTS INTERNATIONAL, INC.




DATE:      August 3, 1999


                                  /s/ James Ripley
                                  --------------------------
                                  James Ripley
                                  Chief Financial Officer




DATE:      August 3, 1999


                                  /s/ Jack Fortnum
                                  --------------------------
                                  Jack Fortnum
                                  Controller - Principal Accounting Officer










                                     10Q-15

                                  EXHIBIT INDEX

NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------
11             Statement re: computation of earnings per share
12             Statement re: computation of ratios of earnings to fixed charges
27             Financial Data Schedule






















                                     10Q-16