Form 10-Q
period 1999-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 1999-11-05
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-Q

                                  ------------

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                    FOR THE QUARTER ENDED September 30, 1999

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
                                            Yes        X        No
                                                      ---           ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               CLASS                     OUTSTANDING AT OCTOBER 29, 1999
   Common Stock, $.01 par value                37,243,568 SHARES


                                     10Q-1

                        PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

(IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                           Three Months Ended      Nine Months Ended
                                              September 30,         September 30,
                                         ---------  ---------   ---------   ---------
                                            1999       1998       1999        1998
                                         ---------  ---------   ---------   ---------
Net sales                                 $ 444.6    $ 359.5    $ 1,282.5    $ 1,065.3
Cost of sales                               367.3      315.3      1,064.5        942.2
                                          -------    -------    ---------    ---------
Gross profit                                 77.3       44.2        218.0        123.1

Operating expense                            34.0       24.2         97.6         71.6
(Fees and income) from unconsolidated        (2.1)      (3.5)        (4.4)       (10.4)
   affiliates
                                          -------    -------    ---------    ---------

Operating income                             45.4       23.5        124.8         61.9

Financing costs                               9.2        3.2         24.8         10.7
                                          -------    -------    ---------    ---------

Income before taxes                          36.2       20.3        100.0         51.2
Provision for income taxes                   12.7        7.1         35.0         18.0
                                          -------    -------    ---------    ---------
                                             23.5       13.2         65.0         33.2
Minority stockholder interest                 0.9        0.6          4.8          1.9
                                          -------    -------    ---------    ---------
Net income                                   22.6       12.6         60.2         31.3
                                          =======    =======    =========    =========

Average common shares outstanding:

Basic                                        37.2       35.7         37.3         35.7
Diluted                                      37.3       35.8         37.4         35.9

Net income per common share
Basic                                        0.61       0.35         1.61         0.87
Diluted                                      0.61       0.35         1.61         0.87

See Notes To Condensed Consolidated Financial Statements

                                    10Q-2

PART I  FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          AS OF:
           (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)                     SEPTEMBER 30,  DECEMBER 31,
                                                                                   1999           1998
                                                                                (UNAUDITED)
                                                                                -----------    ---------
ASSETS
      Current Assets
           Cash and cash equivalents                                               $    51    $    36
           Accounts receivable - net                                                   237        224
           Inventories                                                                 174        175
           Prepaid expenses                                                              7          6
           Deferred tax asset                                                           24         24
                                                                                   -------    -------
      TOTAL CURRENT ASSETS                                                             493        465
                                                                                   -------    -------

           Plants and properties - net                                               1,266      1,298
           Goodwill, net of accumulated amortization                                   158        129
           Investments in joint ventures                                                26         28
           Other assets                                                                 28         26
                                                                                   -------    -------
      TOTAL ASSETS                                                                 $ 1,971    $ 1,946
                                                                                   =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short term borrowings and current portion of long-term debt                 138        250
           Accounts payable                                                             86         96
           Accrued liabilities                                                          89         59
                                                                                   -------    -------
      TOTAL CURRENT LIABILITIES                                                        313        405
                                                                                   -------    -------
           Non-current liabilities                                                      60         63
           Long - term debt                                                            325        154
           Deferred taxes on income                                                    182        180
           Minority stockholders' interest                                              91         91
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value none issued                                    --         --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,659,887 and 37,611,396
                         issued and outstanding on September 30, 1999 and
                         December 31, 1998, respectively                                 1          1
           Additional paid in capital                                                1,066      1,066
           Less:  Treasury stock (common stock; 411,504 and 51,374 shares on           (11)        (1)
                         September 30, 1999 and December 31, 1998, respectively)
                         at cost
           Deferred compensation - restricted stock                                     (2)        (2)
           Accumulated comprehensive loss                                             (141)       (48)
           Retained earnings                                                            87         37
                                                                                   -------    -------
      TOTAL STOCKHOLDERS' EQUITY                                                     1,000      1,053
                                                                                   -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,971    $ 1,946
                                                                                   =======    =======


See Notes To Condensed Consolidated Financial Statements

                                    10Q-3

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)


(IN MILLIONS)                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                      SEPTEMBER 30,      SEPTEMBER 30,
                                   ------------------  -----------------
                                      1999     1998      1999     1998
                                   --------  --------  --------  -------
Net Income                           $ 23    $ 13       $ 60     $ 31
Comprehensive loss:
   Currency translation adjustment    (16)     (9)       (93)     (20)
                                     ----    ----       ----     ----
Comprehensive income (loss)          $  7    $  4       $(33)    $ 11
                                     ====    ====       ====     ====

                       CORN PRODUCTS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                  (UNAUDITED)

(IN MILLIONS)                    COMMON    ADDITIONAL    TREASURY         ACCUMULATED    RETAINED
                                  STOCK      PAID-IN      STOCK          COMPREHENSIVE   EARNINGS
                                                         CAPITAL              LOSS
                                --------   ----------   ----------       -------------   ----------
Balance, December 31, 1998      $    1       $1,066      $   (1)           $  (48)        $   37
   Net income for the period                                                                  60
   Dividends declared                                                                        (10)
   Purchase of treasury stock                               (10)
   Translation adjustment                                                     (93)
                                ------       ------      ------            ------         ------
Balance, September 30, 1999     $    1       $1,066      $  (11)           $ (141)        $   87
                                ======       ======      ======            ======         ======

See Notes To Condensed Consolidated Financial Statements

                                    10Q-4

                         PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

           (IN MILLIONS)                                         FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    1999           1998
                                                                 ----------     ----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
    Net income                                                     $  60          $  31
    Non-cash charges (credits) to net income:
       Depreciation and amortization                                  86             71
       Deferred taxes                                                  7             24
       Other - net                                                    --              5
       Equity in earnings of unconsolidated affiliates                --             (3)
       Changes in trade working capital:
          Accounts receivable, prepaid items, and other assets       (25)           (50)
          Inventories                                                 (3)           (21)
          Accounts payable and accrued liabilities                    21              4
                                                                   -----          -----
    Net cash flows from operating activities                         146             61
                                                                   -----          -----

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures paid, net of proceeds on disposal       (102)           (49)
       Cash consideration paid for acquired business                 (75)            --
       Investments in and loans to unconsolidated affiliates          --             60
                                                                   -----          -----
    Net cash flows from (used for) investing activities             (177)            11
                                                                   -----          -----


CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
       Payments on short term borrowings, net of proceeds           (136)          (103)
       Proceeds from note issuance                                   198             --
       Dividends paid                                                 (9)            (3)
       Cost of common stock repurchased                              (10)            --
       Change in non-current liabilities                               7             --
                                                                   -----          -----
    Net cash flows from (used for) financing activities               50           (106)
                                                                   -----          -----

    Increase (decrease) in cash and cash equivalents                  19            (34)
     Effect of exchange rates on cash                                 (4)            --
    Cash and cash equivalents, beginning of period                    36             85
                                                                   -----          -----
    Cash and cash equivalents, end of period                       $  51          $  51
                                                                   =====          =====

See Notes to Condensed Consolidated Financial Statements

                                     10Q-5

                       CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended September 30, 1999 and 1998 and the financial position as of September 30, 1999 and December 31, 1998. The results for the three months ended September 30, 1999 are not necessarily indicative of the results expected for the year.

References to "the Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1998.

2.       INVENTORIES ARE SUMMARIZED AS FOLLOWS:   September 30,  December 31,
                                                  -------------  ------------
                                                      1999          1998
(in millions)                                     -------------  ------------
Finished and in process.........................     $ 74           $110

Raw materials ..................................       72             43

Manufacturing supplies .........................       28             22
                                                     ----           ----
Total Inventories ..............................     $174           $175
                                                     ====           ====

3.       FINANCIAL INSTRUMENTS

COMMODITIES

Following the Company's policy of hedging its margin exposure to firm priced business, it had open corn futures contracts of $150 million for delivery of corn beyond September 30, 1999. Of the total commitment, $36 million is due in December 1999, $60 million is due in March 2000, and $54 million is due May 2000 through December 2000. At September 30, 1999, the price of corn under these contracts was $9 million above market quotations of the same date.

4.       FINANCING ARRANGEMENTS

In July 1999, the Company filed a shelf registration with the Securities and Exchange Commission for borrowings up to $600 million. Under this filing, the Company issued, on August 23, 1999, $200 million of 8.45% senior notes maturing in 2009. Proceeds from the issuance were used for general corporate purposes.


                                     10Q-6

5.       SUPPLEMENTAL GEOGRAPHIC INFORMATION

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

TABLE OF GEOGRAPHIC INFORMATION OF NET SALES AND OPERATING INCOME

                                  (UNAUDITED)

(in millions )                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30          SEPTEMBER 30
                                1999      1998       1999        1998
                              --------  --------  ----------  ----------
NET SALES
  North America               $  316.2  $  224.7  $    902.1  $    660.4
  Rest of the World              128.4     134.8       380.4       404.9
                              --------  --------    --------     -------
  Total                       $  444.6  $  359.5  $  1,282.5  $  1,065.3
                              ========  ========    ========     =======

Operating Income
  North America                   28.6       6.3        74.4        11.1
  Rest of the World               20.8      19.3        61.0        57.8
  Corporate                       (4.0)     (2.1)      (10.6)       (7.0)
                              --------  --------    --------     -------
  Total                       $   45.4  $   23.5    $  124.8     $  61.9
                              ========  ========    ========     =======


                                     10Q-7

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999
 WITH COMPARATIVES FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


RESULTS OF OPERATIONS

         NET SALES. Third quarter 1999 Net Sales totaled $444.6 million, up 24 percent over comparable 1998 sales of $359.5 million. Volumes were up 33 percent with the addition of sales from the acquired companies in Mexico and Korea. Sales from these acquisitions contributed 30 percent. Lower currency exchange rates throughout the world resulted in an 11 percent reduction in revenues while improved price/mix added 2 percent. For the nine months, Net Sales grew 20 percent to $1,282.5 million from $1,065.3 million in 1998. Volumes were up 30 percent with the addition of sales from the acquired companies in Mexico and Korea. Sales from these acquisitions contributed
29 percent. Lower currency exchange rates throughout the world resulted in a 10 percent reduction in revenues while improved price/mix added 1 percent.

         North American Net Sales were up 41 percent in the three months ended September 30, 1999, from the same quarter last year with increased volumes contributing 45 percent. Excluding the addition from the full consolidation of the Mexican business, 1999 third quarter Net Sales were 1 percent higher than the comparable period last year. This reflected the effect of 4 percent lower prices following lower corn costs, offset by a 5 percent increase from higher volumes. Year to date, North American sales grew 37 percent over last year, reflecting the addition of the Mexican acquisition. Excluding the Mexican acquisition, Net Sales were 3 percent lower than last year, reflecting 5 percent lower prices following lower corn costs and a 2 percent increase in volumes.

         Rest of the World third quarter 1999 Net Sales were down 5 percent from the third quarter of 1998 as lower exchange rates, mostly related to the devaluation of the Brazilian $real, Colombian peso, and Pakistani rupee, reduced U.S. dollar sales by 29 percent. Overall, higher volumes contributed 12 percent to Net Sales while local currency price/mix added 12 percent. Excluding Korea, increased volumes added 1 percent to Net Sales as strong gains made by Pakistan, Malaysia and Kenya offset a 1 percent decline in South America. For the nine months ended September 30, 1999, Net Sales were 6 percent lower than last year, due primarily to effects of currency devaluation, principally Brazil, Colombia, and Pakistan, which reduced sales by 27 percent. Excluding the Korean acquisition, higher volumes added 1 percent while local currency price increases added 9 percent.

         COST OF SALES AND OPERATING EXPENSES. Costs of Sales for the third quarter of 1999 were up 16 percent over the comparable quarter last year, well below the 24 percent increase in volumes, as gross corn costs declined and we continued to achieve improved operating efficiencies. Gross Profits for the quarter increased 75 percent from the third quarter 1998 to $77.3 million, reflecting an improvement in the Gross Profit Margin to 17 percent of Net Sales from 12 percent in 1998. Lower net corn costs in North America contributed to improved margins. Year to date, Cost of Sales were up 13 percent over 1998 on a 20 percent increase in volumes. Gross Profit improved 77 percent to $218 million from $123.1 million in 1998 as the Gross Profit Margin increased to 17 percent of Net Sales from 12 percent. The


                                     10Q-8
improvement in the Gross Profit Margin is attributable to North America and reflects lower corn costs and manufacturing expense.

         Operating Expenses for the quarter ended September 30, 1999, totaled $34 million, a 40 percent increase over the comparable period in 1998, reflecting the inclusion of the Mexican and Korean acquisitions and higher corporate expenses. The increased in corporate expenses are attributable to costs associated with corporate initiatives and performance based compensation expenses. Third quarter fees and income from unconsolidated subsidiaries decreased to $2.1 million, from $3.5 million in 1998. The decline is attributable to the former Mexican joint venture now being consolidated, other fees and income have remained fairly constant compared to the prior year. For the nine months, Operating Expense totaled $97.6 million, a 34 percent increase over 1998, reflecting the additions of Mexico and Korea and higher corporate expenses.

         Operating Income. Third quarter Operating Income was up 93 percent over 1998 to $45.4 million from $23.5 million. North America advanced strongly with Operating Income of $28.6 million, up from $6 million in the third quarter of 1998. The improvement came from higher profit margins in the U.S. and Canada and the inclusion of full earnings from the Mexican acquisition. Rest of the World operating income in the third quarter advanced 8 percent over 1998 to $21 million from $19 million, reflecting the strong performance of the Korean acquisition which more than offset declines in South America resulting from the economic crisis created by the Brazilian devaluation. Year to date, Operating Income grew 102 percent to $125 million from $62 million in 1998. North America Operating Income increased nearly 7 fold to $74 million from $11 million in 1998, reflecting the improved margins as well as the Mexican acquisition.

         FINANCING COSTS. Financing costs for the third quarter 1999 were $9.2 million, up from $3.2 million in the comparable period last year. The increased financing costs reflects the debt taken on with the Mexican and Korean transactions and one month's higher interest rates due to the conversion of $200 million in short term debt to long term senior notes. Year to date, Financing Costs rose to $24.8 million from $10.7 million in 1998.

         PROVISION FOR INCOME TAXES. The effective tax rate remained at 35 percent in the third quarter and year to date 1999, unchanged from the rate at September 30, 1998. The tax rate is estimated based on the expected mix of domestic and foreign earnings for the year.

         NET INCOME. Net Income for the quarter ended September 30, 1999, grew 80 percent to $22.6 million, or $0.61 per diluted share, from $12.6 million, or $0.35 per diluted share, in the third quarter of 1998. The improvement is attributable to the North America operations and the accretive acquisitions in Mexico and Korea. For the nine months ended September 30, 1999, Net Income grew 92 percent to $60.2 million, or $1.61 per diluted share, from $31.3 million, or $0.87 per diluted share, in 1998. As with the quarter, the improvement is attributable to North America operations and the accretive acquisitions in Mexico and Korea.

         COMPREHENSIVE INCOME. Comprehensive Income for the third quarter 1999 was higher than the third quarter 1998 and resulted from improved net income, partially offset by a negative $16 million currency translation adjustment, principally from the Brazilian $real to the U.S. dollar. This compared to a $9 million negative currency translation adjustment for the comparable quarter in 1998. Year to date, the decline in Comprehensive Income resulted from the translation of net assets and liabilities denoted in local currencies into U.S. dollars at lower


                                     10Q-9
translation rates. The $93 million currency translation adjustment for the nine months ended September 30, 1999, compared to a $20 million currency translation adjustment for the comparable period in 1998, and is related primarily to the translation of fixed assets in Brazil from the $real to the U.S. dollar after the Brazilian devaluation.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company's Total Assets increased to $1,971 million from $1,946 million at December 31, 1998. The increase in Total Assets reflects the acquisition of the Korean business adding to our asset base, partially offset by the effects of lower exchange rates, principally in Brazil, used to translate our foreign asset values.

          Third quarter 1999 net cash flows were used to fund the Company's capital investment program and the quarterly dividend payment. In the nine-month period of 1999, net cash flows were also used to help fund the acquisition of our new South Korean affiliate, the acquisition of 19% minority interest in our Pakistan affiliate, and the previously announced common stock repurchase program. For the nine months ending September 30, 1999, net cash flows from operating activities were $146 million, compared to $61 million in the third quarter of 1998, reflecting the higher net income and lower working capital change. Cash used for investing activities totaled $177 million for the first nine months of 1999, reflecting the acquisitions in Korea and Pakistan, and $102 million in net capital investments. For the comparable period in 1998, cash from investing activities totaled $11 million, reflecting the receipt of the repayment of a $60 million loan made by the company to Arancia-CPC and net capital expenditures of $49 million. Third quarter 1999 capital expenditures are in line with planned expenditures. The spending is primarily carry-over projects from the prior year, approximately 70 percent of which is outside the U.S., and reflects the Company's plan to continue investing, based on business opportunity and cash flow availability, to meet customer demand and drive for delivered cost leadership. Capital expenditure in the U.S. was primarily carry-over of the previously announced dextrose expansion project.

         The Company has a $340 million 5-year revolving credit facility in the United States due December 2002. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At September 30, 1999, the Company had total debt outstanding of $463 million compared to $404 million December 31, 1998. The increase in debt is attributable to the Korean acquisition and the increased investment in Pakistan. The debt outstanding consisted of $200 million of 8.45 percent notes payable issued during the quarter, as well as affiliate long-term debt of $159 million, mostly assumed in the Arancia transaction, and $104 million in affiliate short term borrowings against local country operating lines in various currencies. At September 30, 1999, no funds were drawn against the unsecured revolving credit facility in the United States. The weighted average interest rate of affiliate debt was 8.6 percent.

         MINORITY STOCKHOLDERS INTEREST. Minority stockholders interest remained unchanged at $91 million in the third quarter and $91 million in December of 1998.

READINESS FOR THE YEAR 2000

         The Year 2000 (Y2K) issue is the result of certain computer programs using two digits rather than four to define the applicable year. During 1997, the Company developed a plan (the "Program") to address the Y2K issue and began converting its computer systems to be Y2K-


                                     10Q-10
compliant. The Company established a team with appropriate senior management support to identify and correct Y2K issues. The Company implemented a program to fix or replace critical internal software where necessary. This included software in all of the Company's manufacturing plants, building facilities and business systems. If not corrected, affected computer applications could fail or create erroneous results.

         The Company believes that it has addressed all significant internal manufacturing and administrative processes. Nevertheless, Y2K compliance depends not only on our internal manufacturing and administrative processes, but also on the ability of the different participants in the supply chain to interchange products, services, and information without interruption. The Company continues to communicate with high and medium risk vendors, and carry out a site assessment of the critical suppliers and service providers, to ascertain whether the equipment and services provided by them will be Y2K-compliant. In addition, through the use of third party consultants, the Company continues an ongoing process of evaluating vendor statements and publicly available information about the Y2K compliance of various systems in operation at its sites.

         The Company continues to refine contingency plans for handling mission critical areas in the event of unforeseen Y2K failures. Contingency plans may include the stockpiling of necessary supplies, the build-up of inventory, creation of computerized or manual back-up systems, replacement of vendors, and addition of new vendors.

         The Company estimates direct costs of the Program to achieve Y2K readiness at $10 million of expense. As of September 30, 1999, direct expenses incurred by the Program were $9 million. In addition, the Company has undertaken $11 million in capital investment programs indirectly related to Y2K. As of September 30, 1999, committed capital expenditures indirectly related to Y2K were $10 million.

         Corn Products' Y2K plan is subject to a variety of risks and uncertainties. Some of the risks and uncertainties are beyond the Company's control, such as the Y2K preparedness of third party vendors and service providers and unidentified issues with hardware, software and embedded systems. While the Company believes that it has substantially achieved Y2K preparedness, unidentified Y2K issues, or Y2K failures on the part of third party vendors or service providers, could have a material adverse impact on its ability to manufacture and/or deliver its products.

FORWARD-LOOKING STATEMENTS

         This form 10-Q contains or may contain certain forward-looking statements concerning the Company's financial position, business and future prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business and market conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies; costs or difficulties related to the establishment of the Company as an independent entity; increased competitive and/or customer pressure in the corn refining industry; and Year 2000 preparedness. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and subsequent reports on Forms 10-Q and 8-K.

                                     10Q-11

ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10K for the year ended December 31, 1998, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the nine and three months ended September 30, 1999.


                                     10Q-12

                            PART II OTHER INFORMATION

ITEM: 1. LEGAL PROCEEDINGS


ITEM: 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM: 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits pursuant to Item 601 of Regulation S-K.

            Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index hereto.

      b) Reports on Form 8-K.

            On August 27, 1999 the Company reported that it had entered into an Underwriting Agreement dated as of August 18, 1999 among the Company, Lehman Brothers Inc. and Salomon Smith Barney Inc. and an Indenture dated August 18, 1999 between the Company and The Bank of New York. The Company also reported that on August 23, 1999 the Company issued $200 million principal amount of its
8.45 percent Senior Notes due August 15, 2009.


                                     10Q-13

                        CORN PRODUCTS INTERNATIONAL, INC.




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CORN PRODUCTS INTERNATIONAL, INC.




DATE:    November 5, 1999


                                     /s/ James Ripley
                                     ----------------------------------
                                     James Ripley
                                     Chief Financial Officer




DATE:    November 5, 1999


                                     /s/ Jack Fortnum
                                     ----------------------------------
                                     Jack Fortnum
                                     Controller - Principal Accounting Officer


                                     10Q-14

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
-------         ----------------------

11              Statement re: computation of earnings per share

12              Statement re: computation of ratios of earnings to fixed charges

27              Financial Data Schedule


                                     10Q-15