Form 10-K
period 1999-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2000-03-24
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission file number 1-13397


                        CORN PRODUCTS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                     22-3514823
-------------------------------                      ---------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

6500 SOUTH ARCHER AVENUE, BEDFORD PARK, ILLINOIS             60501-1933
(Address of Principal Executive Offices)             ---------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $23.75 on March 21, 2000, and, for the purpose of this calculation only, the assumption that all Registrant's directors and executive officers are affiliates) was approximately $32,951,000.

     The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 21, 2000, was 35,202,654.

Documents Incorporated by Reference:

Information required by Part II (Items 6, 7 and 8) and Part IV (Item 14(a)(1)) of this document is incorporated by reference to certain portions of the Registrant's 1999 Annual Report to Stockholders.

Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of the Registrant's definitive Proxy Statement distributed in connection with its 2000 Annual Meeting of Stockholders.

                                     PART I.

ITEM 1. BUSINESS

THE COMPANY

         Corn Products International, Inc. (the "Company") was incorporated as a Delaware corporation in March 1997 to assume the operations of the corn refining business of Bestfoods, formerly CPC International Inc. ("Bestfoods") and to effect the distribution of 100 percent of the outstanding shares of the Company to the Bestfoods common stockholders. On December 31, 1997, Bestfoods transferred the assets and related liabilities of its corn refining business to the Company. Effective at 11:59:59 p.m. on December 31, 1997, Bestfoods distributed all of the common stock of the Company to holders of common stock of Bestfoods. Since that time, the Company has operated as an independent company whose common stock is traded on the New York Stock Exchange. Unless the context indicates otherwise, references to the "Company" and "Corn Products" refer to the corn refining business of Bestfoods for periods prior to January 1, 1998 and to Corn Products International, Inc. and its subsidiaries for the periods on or after such date.


OVERVIEW

         The corn refining business dates back to the original formation of Bestfoods' predecessor over 90 years ago. In 1906, Corn Products Refining Company was formed through an amalgamation of virtually all the corn syrup and starch companies in the United States. International expansion followed soon thereafter and in 1928 Latin American operations commenced in Brazil, followed quickly by expansions into Argentina and Mexico.

         Corn Products International, Inc., together with its subsidiaries, produces a large variety of food ingredients and industrial products derived from the wet milling of corn and other starch-based materials (such as tapioca and yucca). The Company is one of the largest corn refiners in the world and the leading corn refiner in Latin America. In addition, it is the world's leading producer of dextrose and has strong regional leadership in cornstarch. The Company's consolidated operations are located in 15 countries with 27 plants and, in 1999, the Company had consolidated net sales of approximately $1.73 billion. The Company also holds interests in 7 other countries through unconsolidated joint ventures and allied operations, which operate 15 additional plants. Approximately 70 percent of the Company's 1999 revenues were generated in North America with the remainder coming from South America, Asia and Africa.

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

         The Company supplies a broad range of customers in over 60 industries. The Company's most important customers are in the food and beverage, pharmaceutical, paper products, corrugated and laminated paper, textile and brewing industries and in the animal feed markets worldwide. The Company believes its customers value its local approach to service.



BUSINESS STRATEGY

     Corn Products International's vision is to be "Your local resource, worldwide" to users of corn refined products. We plan on working toward achieving our Vision by continuously focusing on our customers, by providing an environment that attracts and retains competent and committed employees and by seeking to implement the following closely linked strategies, pursuing our "Strategize globally - Execute locally" approach:

- Continue to drive for leadership in delivered cost efficiency in the markets we serve. Since ours is a cost-driven business, we intend to continue implementing productivity improvements and cost-reduction efforts at our factories. We expect to improve facility reliability with ongoing preventative maintenance, and continue to drive down logistics, raw material and supplies cost through a combination of local and corporate strategic procurement. In the Sales, General and Administrative areas, we plan on continuing to benchmark and analyze costs and processes to further assure cost competitiveness.

- Maintain our leadership positions - globally in dextrose, and regionally in starch. We believe that our ongoing expansion and product-quality investments position the Company for continued sales growth. We intend to invest to satisfy future profitable customer demand and to maintain our share leadership.

- In North America, concentrate on continuing to restore acceptable profitability in the United States, and seek investment opportunities to strengthen this important business further. In the near term, given the US pricing environment, we plan to give priority to reducing our cost structure and optimizing volumes and product mix to deliver earnings performance.

- In the Rest of the World (ROW), we plan to further improve our solid South American business through investing in profitable internal and external growth opportunities; elsewhere, we intend to selectively enter new markets through acquisitions and alliances to enhance our geographic business position.

- Evaluate other major growth investment in and outside our current geographic and product portfolio reach. We plan to act on those that we judge to be clearly beneficial to our long-term market position, earnings growth and shareholder value.


PRODUCTS

         The Company's sweetener products account for approximately half of net sales while starch products and co-products each account for approximately one quarter of net sales.

         Sweetener Products. The Company's sweetener products accounted for approximately 51 percent, or $884 million, of the Company's net sales in 1999; 50 percent, or $731 million, of its net sales in 1998; and 54 percent, or $761 million, of its net sales in 1997.

                  High Fructose Corn Syrup: The Company produces three types of high fructose corn syrup: (i) HFCS-55, which is primarily used as a sweetener in soft drinks made in the United States, Canada, Mexico and Japan, (ii) HFCS-42, which is used as a sweetener in various consumer products such as fruit-flavored beverages, yeast-raised breads, rolls, dough, ready-to-eat cakes, yogurt and ice cream, and (iii) HFCS-90 which is used in specialty and low calorie foods.

                  Glucose Corn Syrups: Corn syrups are fundamental ingredients in many industrial products and are widely used in food products such as baked goods, snack foods, beverages, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes and table syrups. The Company offers corn syrups that are manufactured through an ion exchange process, a method that creates the highest quality, purest corn syrups.

                  High Maltose Corn Syrup: This special type of glucose syrup has a unique carbohydrate profile, making it ideal for use as a source of fermentable sugars in brewing beers. High maltose corn syrups are also used in the production of confections, canning and some other food processing applications.

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

         Starch Products. Starch products accounted for approximately 22 percent, or $375 million, of the Company's net sales in 1999; 25 percent, or $357 million, of its net sales in 1998; and 23 percent, or $328 million, of its net sales in 1997. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today's recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

         Enzymes. Enzymes are produced and marketed for a variety of food and industrial applications.

         Co-Products. Co-products and others accounted for 27 percent, or $477 million, of the Company's net sales in 1999; 25 percent, or $360 million, of its net sales in 1998; and 23 percent, or $329 million, of its net sales in 1997. Refined corn oil is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal and steepwater are sold as additives for animal feed.

OPERATIONS

         The Company's North American operations, which include the U.S., Canada and Mexico, operate 11 plants producing regular and modified starches, dextrose, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, caramel color and sorbitol. The Company's plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for the Company's U.S. and export customers. The Company's other U.S. plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do the Company's Canadian plants in Cardinal, London and Port Colborne, Ontario. The Company is the largest corn refiner in Mexico and was first to produce HFCS-55 locally for sale to the Mexican soft drink bottling industry, having completed an HFCS channel at the San Juan Del Rio plant in 1997.

         The Company is the largest corn refiner in South America, with leading market shares in Chile, Brazil and Colombia and a strong position in Argentina. Its South American consolidated operations have 11 plants that produce regular, modified, waxy and tapioca starches, high maltose and corn syrups, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives.

         The Company has additional subsidiaries in Kenya, South Korea, Malaysia and Pakistan, which operate five additional plants. These operations produce modified, regular, waxy and tapioca starches, dextrins, glucose, dextrose and caramel color.

         In addition to the operations in which it engages directly, the Company has strategic alliances through technical license agreements with companies in Australia, India, Japan, New Zealand, Thailand, South Africa, Zimbabwe, Serbia and Venezuela. As a group, the Company's strategic alliance partners operate 15 plants and produce high fructose, glucose and high maltose syrups (both corn and tapioca), regular, modified, waxy and tapioca starches, dextrose and dextrins, maltodextrins and caramel color. These products have leading market positions in many of their target markets.

COMPETITION

         The corn refining industry is highly competitive. Most of the Company's products compete with virtually identical products and derivatives manufactured by other companies in the industry. The U.S. is the most competitive market with participation by eleven corn refiners. Competitors include ADM Corn Processing Division ("ADM") (a division of Archer Daniels Midland Company), Cargill, A.E. Staley Manufacturing Co. ("Staley") (a subsidiary of Tate & Lyle, PLC) and National Starch and Chemical Company ("National Starch") (a subsidiary of Imperial Chemicals Industries plc). Mexico and Canada face competition from US imports and local production including ALMEX, a Mexican joint venture between ADM and Staley. In South America, Cargill and National Starch have corn-refining operations in Brazil and Staley has operations in Argentina. Other local corn refiners also operate in many of our markets. Competition within markets is largely based on price, quality and product availability.

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

CUSTOMERS

         The Company supplies a broad range of customers in over 60 industries. Historically, Bestfoods' worldwide branded foods business has been one of the Company's largest customers, accounting for approximately 7 percent of total sales in 1999. Approximately 18 percent of the Company's 1999 net sales were of HFCS to international, regional and local companies engaged in the soft drink industry, primarily in North America, and 13 percent of its 1999 net sales were to international, regional and local companies engaged in the brewing industry.

RAW MATERIALS

         The basic raw material of the corn refining industry is yellow dent corn. In the United States, the corn refining industry processes about 10 percent to 15 percent of the annual U.S. corn crop. The supply of corn in the United States has been, and is anticipated to continue to be, adequate for the Company's domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of three primary supply factors -- farmer planting decisions, climate and government policies -- and three major market demand factors -- livestock feeding, shortages or surpluses of world grain supplies and domestic and foreign government policies and trade agreements.

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

         Approximately 50 percent of the Company's starch and refinery products are sold at prices established in supply contracts lasting for periods of up to one year. The remainder of the Company's starch and refinery products is not sold under firm pricing arrangements and actual pricing for those products is affected by the cost of corn at the time of production and sale.

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

GEOGRAPHIC SCOPE

         The Company engages in business in 22 countries, operating directly and through affiliates in 14 countries with 27 plants and indirectly through joint ventures and technical licensing agreements elsewhere in South America, Asia, Africa, Australia and New Zealand. The Company has wholly owned operations in North America, South America, Asia and Africa, and other joint venture interests and licensing and technical agreements in South America, Asia and Africa. In 1999, approximately 70 percent of the Company's net sales was derived from its operations in North America and 30 percent from operations in other geographic areas, primarily South America (representing approximately 70 percent of sales and operating income of other geographic areas). See Note 12 of Notes to Consolidated Financial Statements for certain financial information with respect to geographic areas.

RESEARCH AND DEVELOPMENT

         The Company's product development activity is focused on developing product applications for identified customer and market needs. Through this approach, the Company has developed value-added products for use in the corrugated paper, food, textile, baking and confectionery industries. The Company usually collaborates with customers to develop the desired product application either in the customers' facilities, the Company's technical service laboratories or on a contract basis. The Company's marketing, product technology and technology support staff devote a substantial portion of their time to these efforts. Product development is enhanced through technology transfers pursuant to existing licensing arrangements.

SALES AND DISTRIBUTION

         Salaried sales personnel, who are generally dedicated to customers in a geographic region, sell the Company's products directly to manufacturers and distributors. In addition, the Company has a staff that provides technical support to the sales personnel on an industry basis. The Company generally utilizes contract truck drivers to deliver bulk products to customer destinations but also has some of its own trucks for product delivery. In North America, the trucks generally ship to nearby customers. For those customers located considerable distances from Company plants, a combination of railcars and trucks is used to deliver product. Railcars are generally leased for terms of five to fifteen years.

PATENTS, TRADEMARKS AND TECHNICAL LICENSE AGREEMENTS

         The Company owns a number of patents, which relate to a variety of products and processes, and a number of established trademarks under which the Company markets such products. The Company also has the right to use certain other patents and trademarks pursuant to patent and trademark licenses. The Company does not believe that any individual patent or trademark is material. There is not currently any pending challenge to the use or registration of any of the Company's significant patents or trademarks that would have a material adverse impact on the Company or its results of operations.

         The Company is a party to eight technical license agreements with third parties in other countries whereby the Company provides technical, management and business advice on the operations of corn refining businesses and receives royalties in return. These arrangements provide the Company with product penetration in the various countries in which they exist, as well as experience and relationships that could facilitate future expansion. The duration of the agreements ranges from one to ten years or longer, and many of these relationships have been in place for many years. These agreements in the aggregate provide approximately $3 million of annual revenue to the Company.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 6,000 employees, of which approximately 1,100 were located in the U.S. Approximately 32 percent of U.S. and 59 percent of non-U.S. employees are unionized. The Company believes its union and non-union employee relations are good.

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

         The Company currently anticipates that it will spend approximately $9 million in fiscal 2000 for environmental control equipment to be incorporated into existing facilities and in planned construction projects. This equipment is intended to enable the Company to continue its policy of compliance with existing known environmental laws and regulations. Under the U.S. Clean Air Act Amendments of 1990, air toxin regulations will be promulgated for a number of industry source categories. The U.S. Environmental Protection Agency's regulatory timetable specifies the promulgation of standards for vegetable oil production and for industrial boilers during the year 2000. At that time, the Company's U.S. facilities may require additional pollution control devices to meet these standards. Currently, the Company can not accurately estimate the ultimate financial impact of the standards.

RELATIONSHIP BETWEEN THE COMPANY AND BESTFOODS

         In connection with the spin-off of the Company from Bestfoods, the Company entered into various agreements with Bestfoods for the purpose of governing certain of the ongoing relationships between Bestfoods and the Company after the distribution.

         The Company entered into a tax indemnification agreement that requires the Company to indemnify Bestfoods against tax liabilities arising from the loss of the tax-free reorganization status of the spin-off. This agreement restricted the Company, for a two-year period ending December 12, 1999, from entering into certain transactions, including limitations on the liquidation, merger or consolidation with another company, certain issuance and redemption of Company common stock and the distribution or sale of certain assets.

         The Company entered into a Master Supply Agreement to supply Bestfoods and its affiliates with certain corn refining products at prices based generally at prevailing market conditions for a minimum two-year term, ending December 31, 1999. The Company continues to supply Bestfoods under the extension of the Master Supply Agreement or in accordance with the terms of locally negotiated supply agreements at prices based generally at prevailing market conditions. See
Note 4 of Notes to Consolidated Financial Statements for certain information relating to transactions with Bestfoods.

EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below are the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.

Name                         Age     All positions and offices with the Company
----                         ---     ------------------------------------------

Konrad Schlatter              64     Chairman and Chief Executive Officer of
                                     Corn Products since 1997. Mr. Schlatter
                                     served as Senior Vice President of
                                     Bestfoods from 1990 to 1997 and Chief
                                     Financial Officer of Bestfoods from 1993 to
                                     February 1997.

Samuel C. Scott               55     President and Chief Operating Officer of
                                     Corn Products since 1997. Mr. Scott served as President of Bestfoods' worldwide Corn
                                     Refining Business from 1995 to 1997 and was President of Bestfoods' North American Corn
                                     Refining Business from 1989 to 1997. He was elected a Vice President of Bestfoods in 1991. Mr. Scott is a director of Motorola, Inc., Reynolds Metal Company, and Russell
                                     Reynolds Associates.

Cheryl K. Beebe               44     Vice President since 1999 and Treasurer of
                                     Corn Products since 1997. Ms. Beebe served as Director of Finance and Planning for the Bestfoods Corn Refining Business worldwide from 1995 to 1997 and as Director of Financial Analysis and Planning for Corn
                                     Products North America from 1993. Ms. Beebe joined Bestfoods in 1980 and served in various financial positions in Bestfoods.

Marcia E. Doane               58     Vice President, General Counsel and
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

Jorge Fiamenghi               44     Vice President and President, South
                                     American Division of Corn Products since
                                     December 1999. Mr. Fiamenghi served as
                                     President and General Manager Corn Products
                                     Brazil from 1996 - 1999 and was elected
                                     Vice President Corn Products International,
                                     Inc. in 1999. Mr. Fiamenghi was General
                                     Manager for the Bestfoods Corn Refining
                                     affiliate in Argentina beginning in 1991.
                                     Prior there to, he was Financial and
                                     Planning Director for the Bestfoods South
                                     American Corn Refining division from
                                     1989-1991 and served as Financial and
                                     Administrative Manager for the Bestfoods
                                     Corn Refining division in Mexico beginning in 1987. Mr. Fiamenghi joined Bestfoods in
                                     1971 and served in various financial and planning positions in Bestfoods.

Jack C. Fortnum               43     Vice President since 1999 and Comptroller
                                     of Corn Products since 1997. Mr. Fortnum served as the Vice President of Finance for Refineries de Maize, Bestfoods' Argentine subsidiary from 1995 to 1997, as the Director of Finance and Planning for Bestfoods Latin America Corn Refining
                                     Division from 1993 to 1995, and as the Vice
                                     President and Comptroller of Canada Starch
                                     Co., Inc., the Canadian
                                     subsidiary of Bestfoods, and Vice President of Finance of the Canadian Corn Refining
                                     Business from 1989.

James I. Hirchak              45     Vice President - Human Resources of Corn
                                     Products since 1997. Mr. Hirchak joined
                                     Bestfoods in 1976 and held various Human
                                     Resources positions in Bestfoods until
                                     1984, when he joined Bestfoods' Corn
                                     Products Division. In 1987, Mr. Hirchak was appointed Director, Human Resources for
                                     Corn Products' North American operation and has served as Vice President, Human
                                     Resources for the Corn Products Division since 1992.

Frank J. Kocun                57     Vice President and President, Asia and
                                     Africa Division (formerly known as
                                     Cooperative Management Group) since 1997.
                                     Mr. Kocun served as President of the
                                     Cooperative Management Group of the Corn
                                     Products Division of Bestfoods from 1991 to
                                     1997 and as Vice President of the
                                     Cooperative Management Group from 1985. Mr.
                                     Kocun joined Bestfoods in 1968 and served in various executive positions in the Corn
                                     Products Division and in Penick
                                     Corporation, a Bestfoods subsidiary.

Michael R. Pyatt              52     Vice President and Executive Vice
                                     President, North American Division of Corn
                                     Products since 1997. Mr. Pyatt served as
                                     Chairman, President and Chief Executive
                                     Officer of Canada Starch Co., Inc., a
                                     Bestfoods subsidiary, from 1994 to 1997 and as President of the Canadian business of Bestfoods' Corn Products Division, Vice
                                     Chairman of Canada Starch and as a Vice
                                     President of the Corn Products Division
                                     since 1992. Mr. Pyatt joined Bestfoods in
                                     1982 and served in various sales and
                                     marketing positions in the Casco business.

James W. Ripley               56     Vice President - Finance and Chief
                                     Financial Officer of Corn Products since
                                     1997. Mr. Ripley served as Comptroller of
                                     Bestfoods from 1995 to 1997. Prior thereto, he served as Vice President of Finance for Bestfoods'

                                     North American Corn Refining Division from
                                     1984 to 1995. Mr. Ripley joined Bestfoods in 1968 as chief international accountant, and subsequently served as Bestfoods' Assistant Corporate Comptroller, Corporate General Audit Coordinator and Assistant Comptroller for Bestfoods' European Consumer Foods Division.

Richard M. Vandervoort        56     Vice President - Strategic Business
                                     Development and Investor Relations of Corn
                                     Products since 1998. Mr. Vandervoort has served as Vice President - Business
                                     Development and Procurement, Corn Products
                                     International North American Division from
                                     1997 to 1998. Prior thereto, he served as Vice President - Business Management and
                                     Marketing for Bestfoods' Corn Products
                                     Division from 1989 to 1997. Mr. Vandervoort joined Bestfoods in 1971 and served in various executive sales positions in
                                     Bestfoods' Corn Products Division and in
                                     Peterson/Puritan Inc., a Bestfoods
                                     subsidiary.



ITEM 2. PROPERTIES

         The Company operates, directly and through its subsidiaries, 27 manufacturing facilities, 26 of which are owned and one of which is leased (Jundiai, Brazil). In addition, the Company owns its corporate headquarters in Bedford Park, Illinois. The following list details the location of the Company's manufacturing facilities:

              U.S.                               South America
              ---                                -------------

              Stockton, California               Baradero, Argentina
              Bedford Park, Illinois             Balsa Nova, Brazil
              Winston-Salem, North Carolina      Cabo, Brazil
              Beloit, Wisconsin                  Jundiai, Brazil
                                                 Mogi-Guacu, Brazil
                                                 Conchal, Brazil
              Canada                             Llay-Llay, Chile
              ------                             Barranquilla, Colombia
              Cardinal, Ontario                  Cali, Colombia
              London, Ontario                    Medellin, Colombia
              Port Colborne, Ontario             Guayaquil, Ecuador

              Africa                             Asia
              ------                             ----

              Eldoret, Kenya                     Petaling Jaya, Malaysia
                                                 Faisalabad, Pakistan
                                                 Inchon, South Korea
                                                 Ichon, South Korea
              Mexico
              ------
              San Juan del Rio
              Guadalajara (2 plants)
              Mexico City


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

         The Company has electricity co-generation facilities at all of its U.S. and Canadian plants, as well as its plants in San Juan del Rio, Mexico, Baradero, Argentina and Faisalabad, Pakistan, that provide electricity at a lower cost than is available from third parties. The Company generally owns and operates such co-generation facilities itself, but has two large facilities at its Stockton, California and Cardinal, Ontario locations that are owned by, and operated pursuant to, co-generation agreements with third parties.

         The Company believes it has competitive, up-to-date and cost-effective facilities. In recent years, significant capital expenditures have been made to update, expand and improve the Company's facilities, averaging in excess of $145 million per year for the last five years. Capital investments have included the rebuilding of the Company's plants in Cali, Colombia and Baradero, Argentina; an expansion of both grind capacity and dextrose production capacity at the Company's Argo facility in Bedford Park, Illinois and Baradero, Argentina; entry into the high maltose corn syrup business in Brazil, Colombia and Argentina; entry into the HFCS business in Argentina and the installation of energy co-generation facilities in Canada. In addition, prior to the Company's acquisition of Arancia-CPC, the Mexican business completed a major expansion of the San Juan del Rio plant to produce HFCS. The Company believes these capital expenditures will allow the Company to operate highly efficient facilities for the foreseeable future with further annual capital expenditures that are in line with historical averages.

ITEM 3. LEGAL PROCEEDINGS

         Under the terms of the agreements relating to the spin-off of the Company from Bestfoods, the Company agreed to indemnify Bestfoods for certain liabilities relating to the operation of the Corn Refining Business prior to the spin-off, including liabilities relating to antitrust legal the proceedings described below.

         In July 1995, Bestfoods received a federal grand jury subpoena in connection with an investigation by the Antitrust Division of the U.S. Department of Justice of U.S. corn refiners regarding the marketing of high fructose corn syrup and other "food additives" (the investigation of Bestfoods relates only to high fructose corn syrup). Bestfoods has produced the documents sought by the Justice Department and the federal grand jury has since been disbanded. Bestfoods, as a high fructose corn syrup producer, was also named as one of the defendants in a number of private treble damage class actions, by direct and indirect customers, and one individual action, alleging violations of federal and state antitrust laws. Following the certification of the consolidated federal class actions, Bestfoods entered into settlements of the federal claims and the one individual action. Bestfoods remains a party to the state law actions filed in Alabama, California, the District of Columbia, West Virginia and Kansas, each of which was filed in 1995 or 1996. The amount of damages claimed in the various pending state law actions is either unspecified or stated as not exceeding $50,000 per claimant.

         The Company was named as a defendant in a lawsuit filed on January 24, 2000, in the Supreme Court of the Sate of New York, County of New York, by Indopco, Inc. d/b/a/ National Starch and Chemical Company ("National Starch"). Also named as defendants are the Company's majority-owned subsidiary, Arancia-Corn Products, S.A. de C.V. ("Arancia-Corn Products") and Araten, S.A. de C.V. ("Araten") and Promociones Industriales Aralia, S.A. de C.V. ("Aralia"), companies which the complaint alleges are controlled by the family of Ignacio Aranguren-Castiello, a member of Corn Products Board of Directors. In addition to the claims brought only against Araten and Aralia, the complaint alleges that by inducing certain companies controlled by the Aranguren family ("Aranguren Companies") to enter into various agreements, the Company tortiously interfered with a joint venture agreement that was originally between National Starch and Aranguren y Cia. The complaint also alleges that the Company aided and abetted the Aranguren Companies in a breach of fiduciary duty to National Starch and conspired with the Aranguren Companies to deprive National Starch of its rights under the joint venture agreement. The complaint further seeks a declaratory judgement concerning the defendants' obligation to deliver raw starch pursuant to a Supply Agreement between the joint venture and Arancia-Corn Products. In addition to declaratory and injunctive relief, the complaint seeks compensatory damages of $50 million and punitive damages of at least $50 million. The Company intends to defend this suit vigorously and believes that it has meritorious defenses.

         The Company is currently subject to various other claims and suits arising in the ordinary course of business, including certain environmental proceedings. The Company does not believe that the results of such legal proceedings, even if unfavorable to the Company, will be material to the Company. There can be no assurance, however, that any claims or suits arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         Shares of Corn Product's Common Stock are traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CPO." The range of the NYSE reported high and low closing sale prices of the Company's Common Stock, holders of record and quarterly dividends are set forth in page 35 of the Annual Report to Stockholders for the year ended December 31, 1999 and incorporated herein by reference.

         The Company's policy is to pay a modest dividend. The amount and timing of the dividend payment, if any, is based on a number of factors including estimated earnings, financial position and cash flow. The payment of a dividend is solely at the discretion of the Company's Board of Directors. It is subject to the Company's financial results and the availability of surplus funds to pay dividends.

ITEM 6.    SELECTED FINANCIAL DATA

         Incorporated by reference from the Registrant's Annual Report to Stockholders, page 35-36, section entitled "Supplemental Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 9-14, section entitled "Management's Discussion and Analysis."

ITEM 7A.   QUALITATIVE & QUANTITATIVE RISKS

         Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 13-14, section entitled "Management's Discussion and Analysis - Risks and Uncertainties."

         INTERNATIONAL OPERATIONS AND FOREIGN EXCHANGE. For more than 70 years, the Company has operated a multinational business subject to the risks inherent in operating in foreign countries and with foreign currencies. The Company's US Dollar denominated results are subject to foreign exchange fluctuations, and its non-US operations are subject to political, economic and other risks.

         The Company primarily sells world commodities and; therefore, believes that local prices will adjust relatively quickly to offset the effect of a local devaluation. The Company generally does not enter into foreign currency hedging transactions. The Company's policy is to hedge only commercial transactions denominated in a currency other than the currency of the country in which the operating unit responsible for the transaction is located.

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

         UNCERTAIN ABILITY TO CONTAIN COSTS OR TO FUND CAPITAL EXPENDITURES. The Company's future profitability and growth also depends on the Company's ability to contain operating costs and per-unit product costs, to maintain and/or implement effective cost control programs and to develop successfully value-added products and new product applications, while at the same time maintaining competitive pricing and superior quality products, customer service and support. The Company's ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements. The Company plans to focus capital expenditures on implementing productivity improvements and, if supported by profitable customer demand, expand the production capacity of its facilities. The Company may need additional funds for working capital as the Company grows and expands its operations. To the extent possible, the Company expects to fund these capital expenditures from operations. If the Company's cash flow is insufficient to fund such expenses, the Company may either reduce its capital expenditures or utilize certain general credit facilities. The Company may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets. The Company cannot provide any assurance that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements or that additional funds can be obtained from the financial markets or the sale of assets at terms favorable to the Company. If the Company is unable to generate sufficient cash flows or raise sufficient additional funds to fund capital expenditures, it may not be able to achieve its desired operating efficiencies and expansion plans, which may adversely impact the Company's competitiveness and, therefore, its results of operations.

         INTEREST RATE EXPOSURE. Approximately 40 percent of the Company's borrowings are long-term fixed rate notes. Of the remaining 60 percent of the Company's borrowings, approximately 30 percent are short-term credit facilities with floating interest rates and 30 percent are long-term loans with variable interest rates primarily tied to LIBOR. Should short-term rates change, this could affect our interest costs. Current economic projections do not indicate a significant change in the interest rate in the near future.

         During 1998, the carrying value of long-term debt approximated fair value. At December 31, 1999, the carrying and fair value of long-term debt, including the current portion were as follows:

     (in millions)                                                       Carrying value            Fair value
                                                                       --------------------    -------------------
     8.45% senior notes, due 2009                                             $ 200                   $ 196
     Mexican Import Credit Facility, due 2001 at LIBOR + 1.75%                   40                      40
     Mexican Import Credit Facility, due 2007 at LIBOR + 3.30%                   60                      60
     Mexican Export Credit, due 2000 at LIBOR + 1.49%                            24                      24
     Other, due in varying amounts through 2007, fixed and floating
       interest rates ranging from 6.57% - 21.37%                                57                      57
     -------------------------------------------------------------------------------------------------------------
              Total                                                           $ 381                   $ 377


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

         PRICE VOLATILITY AND UNCERTAIN AVAILABILITY OF CORN. Corn purchasing costs, which include the price of the corn plus delivery cost, vary between 40 percent and 65 percent of the Company's product costs. The price and availability of corn are influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost, that are difficult to anticipate and cannot be controlled by the Company. In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup. The Company can not assure that it will be able to purchase corn at prices that it can adequately pass on to customers or in quantities sufficient to sustain or increase its profitability.

COMMODITY COSTS. The Company's finished products are made primarily from corn. Purchased corn accounts for 40 percent to 65 percent of finished product costs. In North America, the Company sells a large portion of finished product at firm prices established in supply contracts lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, the Company enters into corn futures contracts, or takes hedging positions in the corn futures market. From time to time, the Company may also enter into anticipatory hedges. These contracts typically mature within one year. At expiration, the Company settles the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures the Company is hedging generally offset such fluctuations. While the corn futures contracts or hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material. In the Rest of World, sales of finished product under long-term, firm-priced supply contracts are not material.

As the Company's hedging instruments generally relate to contracted firm-priced business, and based on the Company's overall commodity hedge exposure at December 31, 1999, a hypothetical 10% change in market rates applied to the fair value of the instruments would have no material impact on the Company's earnings, cash flows, financial position, or fair value of commodity price risk-sensitive instruments over a one-year period.


         VOLATILITY OF MARKETS. The market price for the common stock of the Company may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors; technological innovation by the Company, its competitors or other vendors; quarterly variations in the Company's operating results or the operating results of the Company's competitors; general conditions in the Company's and its customers' markets; changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, the stock market has experienced significant price fluctuations that have affected the market prices of equity securities of many companies that have been unrelated to the operating performance of any individual company. These broad market fluctuations may materially and adversely affect the market price of the Company's common stock.

         UNCERTAINTY OF DIVIDENDS. The payment of dividends is at the discretion of the Company's Board of Directors and will be subject to the Company's financial results and the availability of surplus funds to pay dividends. No assurance can be given that the Company will continue to pay dividends.


         CERTAIN ANTI-TAKEOVER EFFECTS. Certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Corn Products Charter") and the Company's By-laws (the "Corn Products By-Laws") and of the Delaware General Corporation Law (the "DGCL") may have the effect of delaying, deterring or preventing a change in control of the Company not approved by the Company's Board. These provisions include (i) a classified Board of Directors, (ii) a requirement of the unanimous consent of all stockholders for action to be taken without a meeting, (iii) a requirement that special meetings of stockholders be called only by the Chairman of the Board or the Board of Directors, (iv) advance notice requirements for stockholder proposals and nominations, (v) limitations on the ability of stockholders to amend, alter or repeal the Company's By-laws and certain provisions of the Corn Products Charter, (vi) authorization for the Company's Board to issue without stockholder approval preferred stock with such terms as the Board of Directors may determine and (vii) authorization for the Corn Products Board to consider the interests of creditors, customers, employees and other constituencies of the Company and its subsidiaries and the effect upon communities in which the Company and its subsidiaries do business, in evaluating proposed corporate transactions. With certain exceptions, Section 203 of the DGCL ("Section 203") imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15 percent or more of the Company's Common Stock. In addition, the Company has adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan is designed to protect stockholders in the event of an unsolicited offer and other takeover tactics, which, in the opinion of the Company's Board, could impair the Company's ability to represent stockholder interests. The provisions of the Rights Plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.

         These provisions of the Corn Products Charter and Corn Products By-laws, the DGCL and the Rights Plan could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, although such proposals, if made, might be considered desirable by a majority of the Company's stockholders. Such provisions could also make it more difficult for third parties to remove and replace the members of the Company's Board. Moreover, these provisions could diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current market value of the Company's Common Stock, and may also inhibit increases in the market price of the Company's Common Stock that could result from takeover attempts or speculation.

         LIMITED RELEVANCE OF HISTORICAL FINANCIAL INFORMATION. The Company's historical financial information may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or the results of operations, financial position and cash flows had the Company operated as a separate stand-alone entity during all of the periods presented.

         RELIANCE ON MAJOR CUSTOMERS. Historically, Bestfoods' worldwide branded foods business has been one of the Company's largest customers, accounting for approximately 7 percent of total sales in 1999. The Company continues to supply Bestfoods either under the terms of a Master Supply Agreement or in accordance with the terms of locally negotiated supply agreements at prices based generally at prevailing market conditions. See Note 4 of Notes to Consolidated Financial Statements for certain information relating to transactions with Bestfoods. In addition, approximately 18 percent of the Company's 1999 worldwide sales represented sales of high fructose corn syrup to international, regional and local companies engaged in the soft drink industry, primarily in North America. If Bestfoods were not to continue to purchase products from the Company or the Company's soft drink customers were to substantially decrease their purchases, the business of the Company might be materially adversely affected.

READINESS FOR THE YEAR 2000. The year 2000 (Y2K) issue was the result of certain computer programs using two digits rather than four to define the applicable year. During 1997, the Company developed a plan, and established a team with appropriate senior management support, to identify and correct Y2K issues (the "Program"). The Program included the repair or replacement, when necessary, of critical internal systems, hardware and software throughout its plants, building facilities and business systems, the review of critical vendors and the development of contingency plans. Total costs of the Program to achieve Y2K readiness were $10 million of expense. Capital expenditures indirectly related to Y2K added an additional $10 million to the cost of the Program.

The Company's manufacturing and administrative processes operated as normal on January 1, 2000 and the Company has not experienced any disruptions in its operations from Y2K related issues in 2000.

FORWARD LOOKING STATEMENTS

This annual report contains or may contain certain forward-looking statements concerning the Company's financial position, business and future prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business and market conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies; increased competitive and/or customer pressure in the corn refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recent Annual Report to Stockholders and subsequent reports on Forms 10-Q and 8-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 15-34, sections entitled "Reports of Management and Independent Auditors" and "Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the headings "Board of Directors," "Matters To Be Acted Upon - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Registrant" in Item 1 hereof is incorporated herein by reference.

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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1) Consolidated Financial Statements and Schedules

         Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 15-34, sections entitled "Report by Management and Independent Auditors" and "Financial Statements."

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

         Exhibit Number
            10.9
            10.10
            10.11
            10.12
            10.13
            10.14
            10.15
            10.16
            10.17
            10.18
            10.19

Item 14(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24 day of March, 2000.

                                   CORN PRODUCTS INTERNATIONAL, INC.


                                   By: *Konrad Schlatter
                                      -----------------------------------
                                   Konrad Schlatter
                                   Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 25 day of March, 2000.

Signature                               Title
---------                               -----

*Konrad Schlatter                       Chairman and Chief Executive Officer
Konrad Schlatter

/s/ James W. Ripley                     Chief Financial Officer
James W. Ripley

/s/ Jack C. Fortnum                     Comptroller
Jack C. Fortnum

*Ignacio Aranguren-Castiello            Director
Ignacio Aranguren-Castiello

*Alfred C. DeCrane, Jr.                 Director
Alfred C. DeCrane, Jr.

*Guenter E. Greiner                     Director
Guenter E Greiner

*Ronald M. Gross                        Director
Ronald M. Gross

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

        4.1** Rights Agreement dated November 19, 1997 between the Company and First Chicago Trust Company of New York, filed as Exhibit 1 to the Company's Registration Statement on Form 8-Al2B, File No.1-13397

        4.2** Certificate of Designation for the Company's Series A Junior Participating Preferred Stock, filed as Exhibit 1 to the Company's Registration Statement on Form 8-Al2B, File No.1-13397

        4.3** 5-Year Revolving Credit Agreement dated December 17, 1997 among the Company and the agents and banks named therein

        4.4* Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, files on August 27, 1999 as Exhibit 4.1 to the Company's current report on Form 8-K, File No. 1-12297.

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

       10.9** Stock Incentive Plan of the Company, filed as Exhibit 4.E to the Company's Registration Statement on Form S-8, File No.333-43525

       10.10**           Deferred Stock Unit Plan of the Company

       10.11**           Form of Severance Agreement entered into by each of K.
                         Schlatter, S.C. Scott, E.J. Northacker, M.R. Pyatt and J.W. Ripley (the "Named Executive Officers")

       10.12** Letter Agreement dated December 12, 1997 between the Company and E.J. Northacker

       10.13** Form of Indemnification Agreement entered into by each of the members of the Company's Board of Directors and the Named Executive Officers

       10.14**           Deferred Compensation Plan for Outside Directors of the
                         Company

       10.15**           Supplemental Executive Retirement Plan

       10.16**           Executive Life Insurance Plan

       10.17**           Deferred Compensation Plan

       10.18*            Annual Incentive Plan

       10.19*            Performance Plan

        12.1*            Earnings Per Share Computation

        12.2*            Computation of Ratio of Earnings to Fixed Charges

        13.1* Portions of the 1999 Annual Report to Stockholders of the Company

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