Form 10-Q
period 2000-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2000-05-05
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.    Yes  X     No
                                                -----     -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       CLASS                    OUTSTANDING AT APRIL 30, 2000
            Common Stock, $.01 par value,             35,170,176 shares
               with associated rights




                                     10Q-1

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


(in millions except per share amounts)

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                           2000          1999
                                                        -----------------------
     Net sales                                             $444.2        $396.6
     Cost of sales                                          366.3         332.9
                                                        -----------------------
     Gross profit                                            77.9          63.7

     Operating expense                                       36.5          31.0
     Special charges                                         20.0            --
     (Fees and income) from unconsolidated affiliates        (1.4)         (1.8)
                                                        -----------------------

     Operating income                                        22.8          34.5

     Financing costs                                         10.4           7.3
                                                        -----------------------

     Income before taxes                                     12.4          27.2
     Provision for income taxes                               4.4           9.5
                                                        -----------------------
                                                              8.0          17.7
     Minority stockholder interest                            4.4           1.9
                                                        -----------------------
     Net income                                               3.6          15.8
                                                        =======================

     Weighted average common shares outstanding:
     Basic                                                   35.5          37.5
     Diluted                                                 35.5          37.6

     Earnings per common share
     Basic                                                  $0.10         $0.42
     Diluted                                                $0.10         $0.42

See Notes To Condensed Consolidated Financial Statements






                                     10Q-2

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                       AS OF:
           (in millions except share and per share amounts)                              MARCH 31,              DECEMBER 31,
                                                                                           2000                    1999
                                                                                     ----------------         ----------------
ASSETS
      Current Assets
           Cash and cash equivalents                                                      $   38                  $   41
           Accounts receivable - net                                                         256                     261
           Inventories                                                                       244                     212
           Prepaid expenses                                                                   10                       6
           Deferred tax asset                                                                 17                      17
------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                   565                     537
------------------------------------------------------------------------------------------------------------------------------

           Plants and properties - net                                                     1,422                   1,349
           Goodwill, net of accumulated amortization                                         314                     270
           Investments                                                                        28                      27
           Other assets                                                                       29                      29
------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                         2,358                   2,212
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short term borrowings and current portion of long-term debt                       434                     222
           Accounts payable                                                                  108                     109
           Accrued liabilities                                                                82                      90
------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                              624                     421
------------------------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                            46                      63
           Long - term debt                                                                  330                     322
           Deferred taxes on income                                                          182                     180
           Minority stockholders' interest                                                   188                     199
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value none issued                                          --                      --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,659,887 issued on
                         March 31, 2000 and December 31, 1999, respectively                    1                       1
           Additional paid in capital                                                      1,067                   1,067
           Less:  Treasury stock (common stock; 2,482,233 and 703,399 shares on              (62)                    (20)
                         March 31, 2000 and December 31, 1999, respectively) at cost
           Deferred compensation - restricted stock                                           (2)                     (2)
           Accumulated comprehensive income (loss)                                          (117)                   (120)
           Retained earnings                                                                 101                     101
------------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             988                   1,027
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $2,358                  $2,212
==============================================================================================================================

See Notes To Condensed Consolidated Financial Statements



                                     10Q-3

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



(in millions)                                     THREE MONTHS ENDED
                                                       MARCH 31,
                                            -------------------------------
                                                2000              1999
                                            --------------    -------------
Net Income                                       $3               $16
Comprehensive income/loss:
   Currency translation adjustment                3               (76)
                                            --------------    -------------
Comprehensive income (loss)                      $6              ($60)
                                            ==============    =============







                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(in millions)                            COMMON      ADDITIONAL      TREASURY        ACCUMULATED        RETAINED
                                         STOCK        PAID-IN          STOCK        COMPREHENSIVE       EARNINGS
                                                      CAPITAL                       INCOME (LOSS)
                                      ------------------------------------------------------------------------------
Balance, December 31, 1999                 $1          $1,067          ($20)            ($120)            $101
  Net income for the period                                                                                  4
  Dividends declared                                                                                        (4)
  Purchase of treasury stock                                            (44)
  Treasury stock issued in
     connection with acquisition                                          2
  Translation adjustment                                                                    3
                                      ------------------------------------------------------------------------------
Balance, March 31, 2000                    $1          $1,067          ($62)            ($117)            $101
                                      ==============================================================================

See Notes To Condensed Consolidated Financial Statements




                                     10Q-4

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          (in millions)                                                                              FOR THE THREE MONTHS
                                                                                                        ENDED MARCH 31,
                                                                                                   2000                1999
                                                                                                ----------          ----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES

    Net income                                                                                    $   3                $ 16
    Non-cash charges (credits) to net income:
       Depreciation and amortization                                                                 35                  25
    Changes in trade working capital net of effective
    of acquisitions:
          Accounts receivable, prepaid items, and other assets                                       32                  (6)
          Inventories                                                                               (22)                 (1)
          Accounts payable and accrued liabilities                                                  (36)                 10
------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from operating activities                                                         12                  44
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures paid, net of proceeds on disposal                                       (23)                (26)
       Cash consideration paid for acquired business, net of cash acquired                         (112)                (66)
------------------------------------------------------------------------------------------------------------------------------
    Net cash flows used for investing activities                                                   (135)                (92)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
       Proceeds from short term borrowings, net of payments                                         182                  65
       Dividends paid                                                                                (4)                 (3)
       Cost of common stock repurchased                                                             (44)                 (5)
       Other non-current liabilities                                                                (16)                 (3)
------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from financing activities                                                        118                  54
------------------------------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                                                 (5)                  6
    Effect of exchange rates on cash                                                                  2                  (3)
    Cash and cash equivalents, beginning of period                                                   41                  36
------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                      $  38                $ 39
==============================================================================================================================

See Notes to Condensed Consolidated Financial Statements





                                     10Q-5

                        CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     References to the "Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to those statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1999.

     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 2000 and 1999 and the financial position of the Company as of March 31, 2000 and December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the year.


2.   INVENTORIES ARE SUMMARIZED AS FOLLOWS:   March 31, 2000   December 31, 1999
     (in millions)                            --------------   -----------------

Finished and in process......................      $ 99              $ 84

Raw materials................................       115                97

Manufacturing supplies.......................        30                31
--------------------------------------------------------------------------------
Total inventories............................      $244              $212
================================================================================

3.   FINANCIAL INSTRUMENTS

COMMODITIES

     Following the Company's policy of hedging its margin exposure to firm priced business, it had open corn futures contracts of $134 million for delivery of corn beyond March 31, 2000. Of the total commitment, $24 million is due in May 2000, $39 million is due in July 2000, $33 million is due in September 2000, and $38 million is due December 2000 through March 2001. At March 31, 2000, the price of corn under these contracts was $14 million below market quotations of the same date.




                                     10Q-6

4.   SUPPLEMENTAL GEOGRAPHIC INFORMATION

     The Company operates in one business segment - Corn Refining - and is managed on a geographic regional basis. Its North America Operations include its wholly owned Corn Refining businesses in the United States and Canada and majority ownership in Mexico. Also included in this group is its North American enzyme business.

     Its Rest of World businesses include primarily 100 percent owned Corn Refining operations in South America, and joint ventures and alliances in Asia, Africa and other areas.

TABLE OF GEOGRAPHIC INFORMATION OF NET SALES AND OPERATING INCOME



     (in millions)             THREE MONTHS ENDED
                                    MARCH 31             CHANGE
                                 2000      1999         $      %
                              -------------------------------------
     NET SALES
       North America            $283.2    $279.6       3.6     1%
       Rest of World             161.0     117.0      44.0    38%
                                ------    ------
       Total                    $444.2    $396.6      47.6    12%
                                ======    ======

     OPERATING INCOME
       North America              20.3      20.9      -0.6    -3%
       Rest of World              25.7      16.7       9.0    53%
       Corporate                  (3.2)     (3.1)     -0.1    -1%
       Special charge            (20.0)       --
                                ------    ------
       Total                    $ 22.8    $ 34.5     -11.7   -34%
                                ======    ======

5.   ACQUISITIONS

     On January 18, 2000, the Company increased its ownership of Arancia Corn Products S.A. de C.V., its Mexican affiliate, through both direct and indirect stock holdings to 90 percent. The acquisition was funded through the transfer of treasury shares and a cash payment. On March 24, 2000, the Company completed the first step of a multi-step transaction through the acquisition of a controlling interest in Industrias de Maiz S.A. ("IMASA") of Argentina. Upon completion of the multi-step transaction, the Company expects to control approximately 73% of IMASA. Cash consideration for the Mexican and Argentine acquisitions totaled $115 million and were funded primarily through debt in the United States. Had the acquisition occurred at the beginning of the year, the effect on the Company's pro forma financial statements would not have been significant.


6.   SPECIAL CHARGES

     In February 2000, the Company announced a cost reduction program including a workforce reduction program and a write-off of non-productive assets. The Company accrued costs in the amount of $20 million, the total cost estimate, for the


                                     10Q-7
workforce reduction program, and write-off of non-productive assets. The charges were comprised of $17.5 million related to headcount reduction, primarily incurred in the U.S., including severance, pension and other post-employment benefit costs, and $2.5 million related to the write-off of certain capital projects. The workforce reduction program affected approximately 210 employees, 120 of which were located in the US. The workforce reduction principally affected employees in US sales and business development, as well as employees in the North America Region manufacturing operations. As of March 31, 2000 approximately 40 of the employees affected by the workforce reduction program had terminated employment with the Company.

     As of March 31, 2000, the Company had consumed $4.8 million of the special charge accrual, $2.3 million for employee separation costs and $2.5 million related to the write-off of certain capital projects. The Company expects that the cost reduction program will deliver $10 million in annual cost savings, with a full recovery of incurred costs over 2 years.








                                     10Q-8

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
           WITH COMPARATIVES FOR THE THREE MONTHS ENDED MARCH 31, 1999


RESULTS OF OPERATIONS

     NET SALES. First quarter net sales totaled $444.2 million, up 12 percent over 1999 sales of $396.6 million. Volumes increased 17 percent over last year.

     North American net sales were up 1 percent over the same period last year. Volumes grew 13 percent over the first quarter of 1999, aided by five extra accounting days in the current period and relatively low volumes in the first quarter of 1999. First quarter 1999 volumes were relatively low largely due to poor weather conditions in January of that year. The volume growth was offset by 12 percent lower prices, primarily in the US market.

     In the Rest of World, net sales increased 38 percent from the first quarter of 1999 as volumes, prices, and currency rates improved. Volumes increased 31 percent over the comparable period last year. Led by the merged Korean business, volumes grew in most markets. Pricing gains and favorable currency exchange rates added 7 percent to first quarter 2000 sales.

     COST OF SALES AND OPERATING EXPENSES. Cost of sales for the quarter was up 10 percent over the comparable quarter last year, well below the 17 percent increase in volumes. Gross profits for the quarter increased 22 percent from the first quarter 1999 to $77.9 million, reflecting the improvement in the gross profit margin to 17.5 percent of net sales from 16.1 percent in 1999.

     Operating expenses for the quarter totaled $56.5 million, an 82 percent increase over 1999, reflecting a special charge of $20 million taken during the first quarter of 2000. The Company incurred the special charge as part of a cost reduction effort as it realigned its cost structure to reflect the continued depressed pricing in the US market. The special charge represents employee separation costs, primarily in the US, as well as cancelled capital expenditure programs in the US. As a result of this cost reduction effort, the Company expects annual cost savings of approximately $10 million and a recovery of the cost over the next two years. Excluding special charges, operating expenses increased 18 percent from the first quarter 1999, reflecting the merged Korean business' costs. Corporate expenses remained consistent with 1999 levels.

     OPERATING INCOME. First quarter operating income declined 34 percent from 1999 to $22.8 million from $34.5 million. Excluding special charges, operating income increased 24% to $42.8 million. North America operating income of $20.3 million was down slightly from $20.9 million in the first quarter of 1999, reflecting lower prices in the US market. Rest of World operating income increased 53 percent over 1999 due to improvements in most markets and


                                     10Q-9
led by a strong recovery in Brazil from the effects of the devaluation of the $real in the first quarter of 1999 and the expanded Korean business.

     FINANCING COSTS. Financing costs for the quarter were $10.4 million, 43 percent higher than last year. The increased financing costs reflect higher interest rates due to the conversion of $200 million in short term debt to long term senior notes in the third quarter of 1999, as well as additional debt taken-on to fund the Korea and Argentina transactions and the on-going share repurchase program. Higher interest costs were partially offset by foreign exchange gains.

     PROVISION FOR INCOME TAXES. The effective tax rate was 35 percent in the first quarter, the same as the rate reported for last year. The tax rate is estimated based on the expected mix of domestic and foreign earnings for the year.

     NET INCOME. Net income for the quarter declined 77 percent to $3.6 million, or $0.10 per diluted share, from $15.8 million, or $0.42 per share, in the first quarter of 1999. Excluding the effects of the special charge, net income for the quarter increased 5 percent to $16.6 million, or $0.47 per diluted share. The improvement is attributable to the higher gross profit margins and an accretive share buyback program, partially offset by higher financing costs and larger minority stockholders' interest.

     COMPREHENSIVE INCOME. The increase in comprehensive income resulted from the translation of assets and liabilities denoted in local currencies into U.S. dollars. The $3 million positive currency translation adjustment for the quarter compared to a negative $76 million adjustment for the comparable quarter in 1999. The 1999 currency translation adjustment was related primarily to the translation of fixed assets in Brazil from the $real to the U.S. dollar following the Brazilian currency devaluation during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company's total assets increased to $2,358 million from $2,212 million at December 31, 1999. The increase in total assets reflects the acquisition of the Argentine business adding to our asset base.

     First quarter net cash flows were used to fund capital projects, dividend payments, common stock repurchases and acquisitions. Net cash flows from operating activities were $12 million, compared to $44 million in the first quarter of 1999. Cash used for investing activities totaled $135 million in the first quarter of 2000, reflecting cash consideration paid for acquisitions during the quarter for additional minority interest in the Mexican business, as well as the Argentina acquisition. In 1999, cash used for investing activities totaled $92 million, reflecting the first Korean acquisition and capital expenditures. For the three-month period in 2000, capital expenditures totaled $23 million compared to $26 million for the same period last year. The spending reflects the Company's plan to continue investing, based on business opportunity and cash flow availability, to meet profitable customer demand and drive for delivered cost leadership. Cash consideration paid for acquired business net of cash acquired, approximately $112 million, was funded through borrowings.

     The Company has a $340 million 5-year revolving credit facility in the United States through December 2002. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At March 31, 2000, the Company had total debt


                                     10Q-10
outstanding of $764 million compared to $544 million at December 31, 1999. The increase in debt is attributable to the Korea, Mexico and Argentina acquisitions, along with the share buyback program. The debt outstanding consisted of $200 million of 8.45 percent notes payable issued during August 1999, as well as affiliate long-term debt of $179 million, $60 million drawn from the unsecured revolving credit facility in the United States at an average rate of 6.57 percent, and $21 million drawn on US bank lines of credit at an average rate of 6.66 percent. The balance represented affiliate debt of $48 million assumed in the Argentina transaction, and short term borrowings against local country operating lines in various currencies. The weighted average interest rate of affiliate debt was 8.1 percent.

     MINORITY STOCKHOLDERS INTEREST. Minority stockholders' interest decreased $11 million in the quarter to $188 million from $199 million in December of 1999. The decrease is attributable to a decrease in the amount of future installments due to the minority stockholders in the Mexican transaction partially offset by an added minority stockholders' interest in the Argentina acquisition.


FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains or may contain certain forward-looking statements concerning the Company's financial position, business and future prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business and market conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies; increased competitive and/or customer pressure in the corn refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recent Form 10-K, Annual Report to Stockholders and subsequent reports on Forms 10-Q and 8-K.


ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and is incorporated by reference. There have been no material changes to the Company's market risk during the three months ended March 31, 2000.




                                     10Q-11

                            PART II OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibits required by Item 601 of Regulation S-K are listed in the
          Exhibit Index hereto.

     b)   Reports on Form 8-K.

          No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.



All other items hereunder are omitted because either such item is inapplicable or the response is negative.











                                     10Q-12

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CORN PRODUCTS INTERNATIONAL, INC.




DATE:   May 05, 2000


                                        By /s/ James Ripley
                                        -----------------------------
                                        James Ripley
                                        Vice President - Finance and
                                        Chief Financial Officer




DATE:   May 05, 2000


                                        By /s/ Jack Fortnum
                                        -----------------------------
                                        Jack Fortnum
                                        Vice President and Controller -
                                        Principal Accounting Officer








                                     10Q-13

                                  EXHIBIT INDEX

NUMBER           DESCRIPTION OF EXHIBIT
------           ----------------------
11               Statement re: computation of earnings per share
12               Statement re: computation of ratio of earnings to fixed charge
27               Financial Data Schedule













                                     10Q-14