Form 10-Q
period 2000-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2000-08-04
CIK 1046257

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                 CLASS                       OUTSTANDING AT JULY 31, 2000
       Common Stock, $.01 par value               35,170,860 shares

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                 Three Months Ended           Six Months Ended
                                                      June 30,                     June 30,
                                               ---------------------       ---------------------
                                                 2000         1999           2000         1999
                                               ---------------------       ---------------------
Net sales                                      $473.9       $441.3         $918.1       $837.9
Cost of sales                                   389.2        364.3          755.5        697.3
                                               ---------------------       ---------------------
Gross profit                                     84.7         77.0          162.6        140.6

Operating expense                                34.5         32.6           71.0         63.6
Special charges                                    --           --           20.0           --
(Fees and income) from unconsolidated            (0.7)        (0.5)          (2.1)        (2.3)
   affiliates
                                               ---------------------       ---------------------

Operating income                                 50.9         44.9           73.7         79.3

Financing costs                                  12.3          8.3           22.7         15.6
                                               ---------------------       ---------------------

Income before taxes                              38.6         36.6           51.0         63.7
Provision for income taxes                       13.5         12.8           17.8         22.3
                                               ---------------------       ---------------------
                                                 25.1         23.8           33.2         41.4
Minority stockholders' interest                   5.8          2.1           10.3          3.9
                                               ---------------------       ---------------------
Net income                                       19.3         21.7           22.9         37.5
                                               =====================       =====================

Average common shares outstanding:
Basic                                            35.2         37.3           35.3         37.3
Diluted                                          35.2         37.4           35.3         37.4

Net income per common share:
Basic                                          $ 0.55       $ 0.58         $ 0.65       $ 1.00
Diluted                                        $ 0.55       $ 0.58         $ 0.65       $ 1.00



See Notes To Condensed Consolidated Financial Statements




                                     10Q-2

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     AS OF:
           (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)                              JUNE 30,               DECEMBER 31,
                                                                                           2000                     1999
                                                                                  --------------------    ---------------------
ASSETS
      Current Assets
           Cash and cash equivalents                                                      $   35                   $   41
           Accounts receivable - net                                                         272                      261
           Inventories                                                                       246                      212
           Prepaid expenses                                                                   15                        6
           Deferred tax asset                                                                 17                       17
--------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                   585                      537
--------------------------------------------------------------------------------------------------------------------------------

           Plants and properties - net                                                     1,410                    1,349
           Goodwill, net of accumulated amortization                                         317                      270
           Investments in joint ventures                                                      28                       27
           Other assets                                                                       29                       29
--------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                         2,369                    2,212
================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short term borrowings and current portion of long-term debt                       521                      222
           Accounts payable                                                                   73                      109
           Accrued liabilities                                                               118                       90
--------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                              712                      421
--------------------------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                            45                       63
           Long - term debt                                                                  241                      322
           Deferred taxes on income                                                          196                      180
           Minority stockholders' interest                                                   187                      199
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                     $0.01 par value none issued                                              --                       --
           Common stock - authorized 200,000,000 shares-
                     $0.01 par value - 37,659,887 issued
                     on June 30, 2000 and December 31, 1999                                    1                        1
           Additional paid in capital                                                      1,067                    1,067
           Less:  Treasury stock (common stock; 2,489,027 and 703,399 shares on              (62)                     (20)
                     June 30, 2000 and December 31, 1999, respectively) at cost
           Deferred compensation - restricted stock                                           (2)                      (2)
           Accumulated comprehensive loss                                                   (133)                    (120)
           Retained earnings                                                                 117                      101
--------------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             988                    1,027
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $2,369                   $2,212
================================================================================================================================

See Notes To Condensed Consolidated Financial Statements



                                     10Q-3

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS )                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                       -------------------------------     ------------------------------
                                                            2000              1999              2000             1999
                                                       --------------    -------------     -------------    -------------
Net Income                                                $ 19.3           $  21.7            $ 22.9           $ 37.5
Comprehensive loss:
   Currency translation adjustment                         (16.2)               --             (13.4)           (76.0)
                                                       --------------    -------------     -------------    -------------
Comprehensive income (loss)                               $ 3.1            $  21.7            $  9.5           $(38.5)
                                                       ==============    =============     =============    =============





                       CORN PRODUCTS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


( IN MILLIONS )                        COMMON        ADDITIONAL       TREASURY             ACCUMULATED         RETAINED
                                       STOCK           PAID-IN         STOCK              COMPREHENSIVE        EARNINGS
                                                       CAPITAL                                LOSS
                                    -------------------------------------------------------------------------------------------
Balance, December 31, 1999              $1             $1,067           $(20)                 $(120)             $101
   Net income for the period                                                                                       23
   Dividends declared                                                                                              (7)
   Treasury stock issued in                                                2
connection with Mexican
transaction
   Purchase of treasury stock                                            (44)
   Translation adjustment                                                                       (13)
                                    -------------------------------------------------------------------------------------------
Balance, June 30, 2000                  $1             $1,067           $(62)                 $(133)             $117
                                    ===========================================================================================

See Notes To Condensed Consolidated Financial Statements



                                     10Q-4

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                       CORN PRODUCTS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           (IN MILLIONS)                                                                       FOR THE SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                               2000               1999
                                                                                          ---------------    ---------------
CASH FLOWS FROM ( USED FOR ) OPERATING ACTIVITIES

    Net income                                                                                  $ 23               $ 37
    Non-cash charges (credits) to net income:
       Depreciation and amortization                                                              69                 51
       Deferred taxes                                                                              -                  7
       Loss on disposal of fixed assets                                                            3                  -
       Changes in trade working capital:
          Accounts receivable, prepaid items, and other assets                                     7                (20)
          Inventories                                                                            (26)               (15)
          Accounts payable and accrued liabilities                                               (20)                18
--------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from operating activities                                                      56                 78
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures paid, net of proceeds on disposal                                    (56)               (62)
       Cash consideration paid for acquired business                                            (117)               (75)
--------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from (used for) investing activities                                         (173)              (137)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
       Proceeds from short term borrowings, net of payments                                      164                 89
       Dividends paid                                                                             (7)                (6)
       Cost of common stock repurchased                                                          (44)               (10)
       Other non-current liabilities                                                              (3)                 4
--------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from (used for) financing activities                                          110                 77
--------------------------------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                                              (7)                18
     Effect of exchange rates on cash                                                              1                 (3)
    Cash and cash equivalents, beginning of period                                                41                 36
--------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                    $ 35               $ 51
================================================================================================================================

See Notes to Condensed Consolidated Financial Statements




                                     10Q-5

                       CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 2000 and 1999 and the financial position as of June 30, 2000 and December 31, 1999. The results for the three months ended June 30, 2000 are not necessarily indicative of the results expected for the year.

References to "the Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1999.


2.  INVENTORIES ARE SUMMARIZED AS FOLLOWS:     June 30, 2000   December 31, 1999
                                               -------------   -----------------
Finished and in process..................            95               84

Raw materials............................           117               97

Manufacturing supplies...................            34               31

--------------------------------------------------------------------------------
Total Inventories........................           246              212

================================================================================


3.  FINANCIAL INSTRUMENTS

COMMODITIES

Following the Company's policy of hedging its margin exposure to firm priced business, it had open corn futures contracts of $79 million for delivery of corn beyond June 30, 2000. Of the total commitment, $42 million is due in September 2000, and $37 million is due December 2000 through March 2001. At June 30, 2000, the price of corn under these contracts was $7 million above market quotations of the same date.




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

         Its Rest of World businesses include majority owned Corn Refining operations in South America, and joint ventures and alliances in Asia, Africa and other areas.

TABLE OF GEOGRAPHIC INFORMATION OF NET SALES AND OPERATING INCOME




(In millions )               THREE MONTHS ENDED             SIX MONTHS ENDED
                                   JUNE 30                      JUNE 30
                            2000           1999            2000          1999
                           ------         ------          ------        ------
NET SALES
  North America            $297.4         $317.9          $580.6        $597.5
  Rest of the World         176.5          123.4           337.5         240.4
                           ------         ------          ------        ------
  Total                    $473.9         $441.3          $918.1        $837.9
                           ======         ======          ======        ======

OPERATING INCOME
  North America              23.9           26.8            44.2          47.9
  Rest of the World          30.6           21.6            56.3          38.0
  Corporate                  (3.5)          (3.5)           (6.7)         (6.6)
                           ------         ------          ------        ------
  Total                    $ 50.9         $ 44.9          $ 73.7        $ 79.3
                           ======         ======          ======        ======


5.  ACQUISITIONS

         On January 18, 2000, the Company increased its ownership of Arancia Corn Products, S.A. de C.V., its Mexican affiliate, through both direct and indirect stock holdings to 90 percent. The acquisition was funded through the transfer of treasury shares and a cash payment. On March 24, 2000, the Company completed the first step of a multi-step transaction through the acquisition of a controlling interest in Industrias de Maiz S.A. ("IMASA") of Argentina. Upon completion of the multi-step transaction, the Company expects to control approximately 73% of IMASA. Cash consideration for the Mexican and Argentine acquisitions totaled $117 million and were funded primarily through debt in the United States. Had the acquisitions occurred at the beginning of the year, the effect on the Company's financial statements would not have been significant.

6.  SPECIAL CHARGES

         In February 2000, the Company announced a cost reduction program including a workforce reduction program and a write-off of non-productive assets. The Company accrued


                                     10Q-7
costs in the amount of $20 million; the total cost estimate, for the workforce reduction program and write-off of non-productive assets. The charges were comprised of $17.5 million related to headcount reduction, primarily incurred in the U.S., including severance, pension and other post-employment benefit costs, and $2.5 million related to the write-off of certain capital projects. The workforce reduction program affected approximately 210 employees, 120 of which were located in the US. The workforce reduction principally affected employees in US sales and business development, as well as employees in the North America Region manufacturing operations. As of June 30, 2000, approximately 130 of the employees affected by the workforce reduction program had terminated employment with the Company.

         As of June 30, 2000, the Company had consumed $7.6 million of the special charge accrual, $5.1 million for employee separation costs and $2.5 million related to the write-off of certain capital projects. Post-employment benefit costs of $5 million, an actuarially determined estimate of costs associated with the U.S. workforce reduction, will be consumed upon the completion of the actuarial valuation for these benefit plans in the fourth quarter of 2000. The Company expects that the cost reduction program will deliver $10 million in annual cost savings, with a full recovery of incurred costs over 2 years.



ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
   WITH COMPARATIVES FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999


RESULTS OF OPERATIONS

         NET SALES. Second quarter net sales totaled $474 million, up 7 percent over 1999 sales of $441 million. Volumes increased 10 percent over last year. For the six months, net sales grew 10 percent to $918 million, on 13 percent higher volumes offset by lower pricing.

         North American net sales were down 6 percent in the three months ended June 30, 2000, from the same period last year. The decline in sales was due to 9 percent lower pricing, primarily in the US and Canada for sweeteners and co-products as well as lower prices in Mexican markets. Sweetener volumes in the US and Canada were affected by slow take-away by the beverage industry due to unusually wet weather in much of the region. Co-product volume gains in the US and Canada, and volume gains in Mexico partially offset the decline. Year to date, North American sales declined 3 percent versus last year as a 9 percent reduction in prices offset 5 percent higher volumes and a 1 percent improvement in foreign currency exchange rates.

         In the Rest of World, net sales increased 43 percent from the second quarter of 1999 as volumes and pricing improved. Volumes in the base business added 3 percent, the merged Korean business and the Argentine acquisition contributed 36 percent, and local currency pricing gains added 10 percent, partially offset by weaker foreign currency exchange rates. For the six months ended June 30, 2000, net sales were 40 percent higher than last year. The merged Korean business and the Argentine acquisition added 30 percent; improved local




                                     10Q-8
currency pricing, principally in Brazil, contributed 11 percent; while higher volumes in base businesses added 3 percent, offset by 4 percent weaker foreign currency exchange rates.

         COST OF SALES AND OPERATING EXPENSES. Cost of sales for the second quarter of 2000 were up less than 7 percent over the comparable quarter last year, slightly below the growth in net sales. Gross profits for the quarter increased 10 percent from the first quarter 1999 to $84.7 million, reflecting the improvement in the gross profit margin to 17.9 percent of net sales from
17.4 percent in 1999. Year to date, cost of sales was up 8 percent over 1999 on a 10 percent increase in sales. Gross profit improved 16 percent to $162.6 million from $140.6 million in 1999 as the gross profit margin increased to 17.7 percent of net sales from 16.8 percent.

         Operating expenses for the quarter totaled $34.5 million, a 6 percent increase over 1999, reflecting the inclusion of the merged Korean business and the Argentine acquisition. Operating expenses remained at approximately 7 percent of net sales. Corporate expenses remained consistent with 1999 levels. For the six months, operating expense totaled $91 million, a 43 percent increase over 1999, reflecting a special charge of $20 million taken during the first quarter of 2000. The Company incurred the special charge as part of a cost reduction effort as it realigned its cost structure to reflect the continued depressed pricing in the US market. The special charge represents employee separation costs, primarily in the US, as well as cancelled capital expenditure programs in the US. As a result of this cost reduction effort, the Company expects annual cost savings of approximately $10 million and a recovery of the cost over the next two years. Excluding special charges, operating expenses increased 12 percent from the first quarter 1999, reflecting the merged Korean business' costs and the acquired business in Argentina. Corporate expenses remained consistent with 1999 levels.

         OPERATING INCOME. Second quarter operating income increased 13 percent from 1999 to $50.9 million from $44.9 million. North America operating income of $23.9 million decreased 11 percent from $26.8 million in the second quarter of 1999, reflecting lower prices in the US market. Rest of World operating income increased 41 percent over 1999 due to improvements in most markets and led by a strong performance by the expanded Korean business. For the six months, operating income decreased 7 percent from 1999 to $73.7 million from $79.3 million in 1999. Excluding special charges, operating income advanced 18 percent to $93.7 million from $79.3 million in 1999. North America operating income decreased 8 percent to $44.2 million from $47.9 million in 1999, reflecting the lower pricing in the US market. Rest of World operating income increased 48 percent, reflecting the excellent performance of the merged Korean business, the addition of the acquired Argentine business, and improvements in Brazil and Pakistan of 8 and 14 percent, respectively.

         FINANCING COSTS. Financing costs for the second quarter 2000 were $12.3 million, up from $8.3 million in the comparable period last year. The increased financing costs reflect higher interest rates due to the conversion of $200 million in short term debt to long term senior notes in the third quarter of 1999, as well as additional debt taken-on to fund the Korea and Argentina transactions and the share repurchase program. Year to date financing costs rose to $22.7 million from $15.6 million in 1999.

         PROVISION FOR INCOME TAXES. The effective tax rate remained at 35 percent in the second quarter and year to date 2000, unchanged from the rate for the six months ended June 30, 1999. The tax rate is estimated based on the expected mix of domestic and foreign earnings for the year.



                                     10Q-9

         NET INCOME. Net income for the quarter ended June 30, 2000, declined 11 percent to $19.3 million, or $0.55 per diluted share, from $21.7 million, or $0.58 per diluted share, in the second quarter of 1999. The decrease is attributable to lower gross profit margins due to the pricing issues in the North America business, higher financing costs and the larger minority stockholders' interest. For the six months ended June 30, 2000, net income declined 39 percent to $22.9 million, or $0.65 per diluted share, from $37.5 million, or $1.00 per diluted share, in the first six months of 1999. Excluding the effects of the special charges, net income for the six months was $35.9 million, or $1.02 per diluted share.

         COMPREHENSIVE INCOME. Comprehensive income for the second quarter 2000 was below that of the second quarter 1999 and resulted from reduced net income and a $16 million unfavorable net change in currency translation, principally from the Colombian peso to the U.S. dollar. This compared to no net translation adjustment for the comparable quarter in 1999. Year to date, the increase in comprehensive income resulted from the translation of net assets and liabilities denoted in local currencies into U.S. dollars at higher translation rates. The negative $13 million currency translation adjustment for the six months ended June 30, 2000, compared to a $76 million adjustment for the comparable period in 1999. The 1999 currency translation adjustment was related primarily to the translation of fixed assets in Brazil from the $real to the U.S. dollar after the Brazilian devaluation.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company's total assets increased to $2,369 million from $2,212 million at December 31, 1999. The increase in total assets reflects the acquisition of the Argentine business adding to our asset base.

          Second quarter 2000 net cash flows were used to fund the Company's capital investment program and the dividend payments. In the six-month period of 2000, net cash flows were also used to help fund the acquisition of our new Argentina affiliate and the share repurchase program. For the six months ending June 30, 2000, net cash flows from operating activities were $56 million, compared to $78 million in the first half of 1999, reflecting the lower net income. Cash used for investing activities totaled $173 million for the first six months of 2000, reflecting the acquisition in Argentina, the additional interest in the Mexican business, and $56 million of net capital investments. For the comparable period in 1999, cash used for investing activities totaled $137 million, reflecting the cash consideration paid for the acquisitions in Korea and Pakistan and $62 million of net capital expenditures. First half 2000 capital expenditures are in line with planned expenditures and reflect the Company's plan to continue investing, based on business opportunity and cash flow availability, to meet profitable customer demand and drive for delivered cost leadership. Cash consideration paid for acquired businesses net of cash acquired, approximately $117 million, was funded through borrowings.

         The Company has a $340 million 5-year revolving credit facility in the United States due December 2002. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At June 30, 2000, the Company had total debt outstanding of $762 million compared to $544 million December 31, 1999. The increase in debt is attributable to the Korea, Mexico and Argentina acquisitions, along with the share buyback program. The debt outstanding consisted of $200 million of 8.45 percent ten year notes issued in 1999, affiliate long-term debt of $119 million, $125 million drawn from the unsecured revolving credit facility in the United States at a weighted average rate of 6.81 percent, and $12 million drawn on US bank lines of credit at an average rate of 7.33 percent. The balance



                                     10Q-10
represents affiliate debt of $48 million assumed in the Argentine transaction and short-term borrowings against local country operating lines in various currencies. The weighted average interest rate of affiliate debt was 8.5 percent.

         MINORITY STOCKHOLDERS' INTEREST. Minority stockholders' interest decreased $12 million in the second quarter of 2000 to $187 million from $199 million in December of 1999. The decrease is attributable to a decrease in the amount of future installments due to the minority stockholders in the Mexican transaction partially offset by an added minority stockholders' interest in the Argentine acquisition.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q report contains or may contain certain forward-looking statements concerning the Company's financial position, business and future prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business and market conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, and changes in regulatory controls regarding quotas, tariffs and biotechnology issues; and increased competitive and/or customer pressure in the corn refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K.


ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the six and three months ended June 30, 2000.




                                     10Q-11

                           PART II OTHER INFORMATION

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on May 17, 2000, the following matters were submitted to a vote of security holders. The number of votes cast for, against, or withheld, and the number of abstentions as to each such matter were as follows:

         1. ELECTION OF DIRECTORS

            The following nominees for election as Directors of the Company were elected for terms expiring in the year indicated:

                         Name                 Term Expires     Votes For    Votes Withheld
                         ----                 ------------     ---------    --------------
              Ignacio Aranguren-Castiello          2003       29,596,584        680,040
              Ronald M. Gross                      2003       29,691,719        584,905
              William S. Norman                    2003       29,671,335        605,289
              Clifford B. Storms                   2003       29,585,278        691,346

            The other following Directors of the Company are continuing in office for terms expiring in the year indicated:

                            Name                             Term Expires
                            ----                             ------------
                     William C. Ferguson                          2001
                     Bernard H. Kastory                           2001
                     Samuel C. Scott                              2001
                     Alfred C. DeCrane, Jr.                       2002
                     Guenther E. Greiner                          2002
                     Richard G. Holder                            2002
                     Konrad Schlatter                             2002

         2. APPROVAL OF THE ANNUAL INCENTIVE PLAN

            The stockholders approved the material terms of the Company's short-term incentive cash compensation program with 29,346,159 votes cast in favor, 731,917 votes cast against and 198,681 votes abstained. Compensation paid under the Annual Incentive Plan qualifies as "qualified performance-based compensation under Section 162(m) of the Internal Revenue Code.

         3. APPROVAL OF THE PERFORMANCE PLAN

            The stockholders approved the material terms of the Company's long-term incentive cash compensation program with 29,336,416 votes cast in favor, 736,469 votes cast against and 203,872 votes abstained. Compensation paid under the Performance Plan qualifies as "qualified performance-based compensation" under Section 162(m) of the Internal Revenue Code.



                                     10Q-12

         4. RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

            The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for 2000 with 30,169,233 votes cast in favor, 38,568 votes cast against and 68,956 votes abstained.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.



All other items hereunder are omitted because either such item is inapplicable or the response is negative.





                                     10Q-13

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CORN PRODUCTS INTERNATIONAL, INC.




DATE:      July 31, 2000


                                      By /s/ James Ripley
                                         --------------------------------
                                      James Ripley
                                      Vice President - Finance and
                                      Chief Financial Officer




DATE:      July 31, 2000


                                      By /s/ Jack Fortnum
                                         --------------------------------
                                      Jack Fortnum
                                      Vice President and Controller - Principal
                                      Accounting Officer




                                     10Q-14

                                  EXHIBIT INDEX

NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

11             Statement re: computation of earnings per share
12             Statement re: computation of ratio of earnings to fixed charges
27             Financial Data Schedule











                                     10Q-15