Form 10-Q
period 2000-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2000-11-08
CIK 1046257

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                       CLASS                   OUTSTANDING AT OCTOBER 31, 2000
           Common Stock, $.01 par value                35,176,078 shares



                                     10Q-1

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                    ----------------------    ---------------------------
                                                      2000          1999         2000             1999
                                                    ----------------------    ---------------------------
Net sales                                            $479.3        $444.6      $1,397.5         $1,282.5
Cost of sales                                         405.9         367.3       1,161.4          1,064.5
                                                    ----------------------    ---------------------------
Gross profit                                           73.4          77.3         236.1            218.0

Operating expense                                      34.8          34.0         105.9             97.6
Special charges                                          --            --          20.0               --
(Fees and income) from unconsolidated
   affiliates                                          (1.5)         (2.1)         (3.6)            (4.4)
                                                    ----------------------    ---------------------------

Operating income                                       40.1          45.4         113.8            124.8

Financing costs                                        14.0           9.2          36.7             24.8
                                                    ----------------------    ---------------------------

Income before taxes                                    26.1          36.2          77.1            100.0
Provision for income taxes                              9.1          12.7          27.0             35.0
                                                    ----------------------    ---------------------------
                                                       17.0          23.5          50.1             65.0
Minority stockholders' interest                         4.4           0.9          14.6              4.8
                                                    ----------------------    ---------------------------
Net income                                             12.6          22.6          35.5             60.2
                                                    ======================    ===========================

Average common shares outstanding:
Basic                                                  35.2          37.2          35.3             37.3
Diluted                                                35.2          37.3          35.3             37.4

Net income per common share:
Basic                                                 $0.36         $0.61         $1.01            $1.61
Diluted                                               $0.36         $0.61         $1.01            $1.61



See Notes To Condensed Consolidated Financial Statements




                                     10Q-2

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     AS OF:
           (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)                          SEPTEMBER 30,             DECEMBER 31,
                                                                                         2000                      1999
                                                                                ---------------------     ---------------------
ASSETS
      Current Assets
           Cash and cash equivalents                                                    $   36                    $   41
           Accounts receivable - net                                                       276                       261
           Inventories                                                                     224                       212
           Prepaid expenses                                                                 12                         6
           Deferred tax asset                                                               17                        17
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                 565                       537
----------------------------------------------------------------------------------------------------------------------------------

           Plants and properties - net                                                   1,406                     1,349
           Goodwill, net of accumulated amortization                                       315                       270
           Investments in joint ventures                                                    28                        27
           Other assets                                                                     31                        29
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                       2,345                     2,212
==================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short term borrowings and current portion of long-term debt                     508                       222
           Accounts payable                                                                 71                       109
           Accrued liabilities                                                             108                        90
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                            687                       421
----------------------------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                          46                        63
           Long - term debt                                                                241                       322
           Deferred taxes on income                                                        195                       180
           Minority stockholders' interest                                                 188                       199
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value none issued                                        --                        --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,659,887 issued
                         on September 30, 2000 and December 31, 1999                         1                         1
           Additional paid in capital                                                    1,067                     1,067
           Less:  Treasury stock (common stock; 2,492,660 and 703,399 shares on            (62)                      (20)
                         September 30, 2000 and December 31, 1999, respectively)
                         at cost
           Deferred compensation - restricted stock                                         (2)                       (2)
           Accumulated comprehensive loss                                                 (142)                     (120)
           Retained earnings                                                               126                       101
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                           988                     1,027
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $2,345                    $2,212
==================================================================================================================================

See Notes To Condensed Consolidated Financial Statements


                                      10Q-3

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



(IN MILLIONS)                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                       -------------------------------     ------------------------------
                                                           2000              1999              2000            1999
                                                       --------------    -------------     -------------    -------------
Net Income                                                 $ 13              $ 23              $ 36            $ 60
Comprehensive loss:
   Currency translation adjustment                           (9)              (16)              (22)            (93)
                                                       --------------    -------------     -------------    -------------
Comprehensive income (loss)                                $  4              $  7              $ 14            $(33)
                                                       ==============    =============     =============    =============




                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



(IN MILLIONS)                           COMMON        ADDITIONAL    TREASURY STOCK         ACCUMULATED          RETAINED
                                         STOCK         PAID-IN                          COMPREHENSIVE LOSS      EARNINGS
                                                       CAPITAL
                                     ------------------------------------------------------------------------------------------
Balance, December 31, 1999                $1            $1,067          $(20)                 $(120)             $101
   Net income for the period                                                                                       36
   Dividends declared                                                                                             (11)
   Treasury stock issued in
      connection with
      Mexican transaction                                                  2
   Purchase of treasury stock                                            (44)
   Currency translation adjustment                                                              (22)
                                     ------------------------------------------------------------------------------------------
Balance, September 30, 2000               $1            $1,067          $(62)                 $(142)             $126
                                     ==========================================================================================

See Notes To Condensed Consolidated Financial Statements



                                     10Q-4

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


           (IN MILLIONS)                                                                        FOR THE NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                2000                1999
                                                                                           --------------      ---------------
CASH FLOWS FROM ( USED FOR ) OPERATING ACTIVITIES

    Net income                                                                                 $  35              $  60
    Non-cash charges (credits) to net income:
       Depreciation and amortization                                                             104                 86
       Deferred taxes                                                                              -                  7
       Loss on disposal of fixed assets                                                            3                  -
       Changes in trade working capital:
          Accounts receivable, prepaid items, and other assets                                     2                (25)
          Inventories                                                                             (5)                (3)
          Accounts payable and accrued liabilities                                               (35)                21
------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from operating activities                                                     104                146
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM ( USED FOR ) INVESTING ACTIVITIES:
       Capital expenditures paid, net of proceeds on disposal                                    (96)              (102)
       Cash consideration paid for acquired business                                            (117)               (75)
------------------------------------------------------------------------------------------------------------------------------
    Net cash flows used for investing activities                                                (213)              (177)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM ( USED FOR ) FINANCING ACTIVITIES:
       Proceeds from short term borrowings, net of payments                                      158               (136)
       Proceeds from note issuance                                                                 -                198
       Dividends paid                                                                            (11)                (9)
       Cost of common stock repurchased                                                          (44)               (10)
       Other                                                                                       -                  7
------------------------------------------------------------------------------------------------------------------------------
    Net cash flows from financing activities                                                     103                 50
------------------------------------------------------------------------------------------------------------------------------
    Increase ( decrease ) in cash and cash equivalents                                            (6)                19
    Effect of exchange rates on cash                                                               1                 (4)
    Cash and cash equivalents, beginning of period                                                41                 36
------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                   $  36              $  51
==============================================================================================================================

See Notes to Condensed Consolidated Financial Statements




                                     10Q-5

                        CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended September 30, 2000 and 1999 and the financial position as of September 30, 2000 and December 31, 1999. The results for the three months ended September 30, 2000 are not necessarily indicative of the results expected for the year.

References to "the Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to these statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1999.


2.       INVENTORIES ARE SUMMARIZED AS FOLLOWS:                 Sept. 30, 2000      Dec. 31, 1999
                                                                --------------      -------------
Finished and in process.....................................           86                  84
Raw materials...............................................          105                  97
Manufacturing supplies......................................           33                  31
-------------------------------------------------------------------------------------------------
Total Inventories...........................................          224                 212
=================================================================================================



3.       FINANCIAL INSTRUMENTS

COMMODITIES

Following the Company's policy of hedging its margin exposure to firm priced business, it had open corn futures contracts of $116 million for delivery of corn beyond September 30, 2000. Of the total commitment, $32 million is due in December 2000, $25 million is due in March 2001, and $59 million is due May 2001 through December 2001. At September 30, 2000, the price of corn under these contracts was $2 million below market quotations of the same date.




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

TABLE OF GEOGRAPHIC INFORMATION OF NET SALES AND OPERATING INCOME



(IN MILLIONS)          THREE MONTHS ENDED     NINE MONTHS ENDED
                          SEPTEMBER 30           SEPTEMBER 30
                         2000     1999       2000        1999
                      ------------------- ----------------------
NET SALES
  North America       $  295.4  $  321.9  $  876.0    $  919.4
  Rest of the World      183.9     122.7     521.5       363.1
                      --------  --------  --------    --------
  Total               $  479.3  $  444.6  $1,397.5    $1,282.5
                      ========  ========  ========    ========

OPERATING INCOME
  North America           11.7      29.5      56.7        77.4
  Rest of the World       29.5      19.9      85.9        58.0
  Corporate               (1.1)     (4.0)     (8.8)      (10.6)
  Special Charges         --        --       (20.0)      --
                      --------  --------  --------    --------
  Total               $   40.1  $   45.4  $  113.8    $  124.8
                      ========  ========  ========    ========



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



                                     10Q-7

6.       SPECIAL CHARGES

         In February 2000, the Company announced a cost reduction program including a workforce reduction program and a write-off of non-productive assets. The Company recorded costs in the amount of $20 million; the total cost estimate, for the workforce reduction program and write-off of non-productive assets. The charges were comprised of $17.5 million related to headcount reduction, primarily incurred in the U.S., including severance, pension and other post-employment benefit costs, and $2.5 million related to the write-off of certain capital projects. The workforce reduction program affected approximately 210 employees, 120 of which were located in the US. The workforce reduction principally affected employees in US sales and business development, as well as employees in the North America Region manufacturing operations. As of September 30, 2000, approximately 170 of the employees affected by the workforce reduction program had terminated employment with the Company.

         As of September 30, 2000, the Company had consumed $13.5 million of the special charge accrual, $11 million for employee separation costs and $2.5 million related to the write-off of certain capital projects. Post-employment benefit costs of $5 million, an actuarially determined estimate of costs associated with the U.S. workforce reduction, was included in the original estimate of costs. During the quarter, it was determined that a pension settlement gain of $5 million will be available to the Company. The Company expects that the cost reduction program will deliver $10 million in annual cost savings, with a full recovery of incurred costs over 2 years.

         During the quarter, the Company announced a one-time charge of $5 million for the integration of the two Argentine businesses. The charge is composed of headcount reduction and benefit program restructuring including severance, pension, and other post-employment benefit costs. The headcount reduction affects approximately 71 employees located in the Southern Cone of South America. As of September 30, 2000, approximately 59 of the employees affected had terminated employment with the Company, and the Company had consumed $4.0 million of the one-time charge.



ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
WITH COMPARATIVES FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999



RESULTS OF OPERATIONS

         NET SALES. Third quarter net sales totaled $479 million, up 8 percent over 1999 sales of $445 million. Volumes increased 7 percent over last year. For the nine months, net sales grew 9 percent to $1,398 million, on higher volumes.

         North American net sales were down 8 percent in the three months ended September 30, 2000, from the same period last year. The decline in sales was due to 9 percent lower pricing, primarily in the US and Canada for sweeteners and co-products as well as lower prices




                                     10Q-8
in Mexican markets. Sweetener volumes in the US and Canada were affected by reduced demand by the beverage industry due to unusually cool weather in much of the region. Higher co-product volumes were not sufficient to offset record low market prices of co-products. Year to date, North American sales declined 5 percent versus last year as a 9 percent reduction in prices offset 3 percent higher volumes and a 1 percent improvement in foreign currency exchange rates.

         In the Rest of World, net sales increased 50 percent from the third quarter of 1999 as volumes and pricing improved. Volumes in the base business added 1 percent, the merged Korean business and the Argentine acquisition contributed 36 percent, and local currency pricing gains added 15 percent, partially offset by weaker foreign currency exchange rates. For the nine months ended September 30, 2000, net sales were 44 percent higher than last year. The merged Korean business and the Argentine acquisition added 33 percent; improved local currency pricing, principally in Brazil, contributed 13 percent; while higher volumes in base businesses added 2 percent, offset by 4 percent weaker foreign currency exchange rates.

         COST OF SALES AND OPERATING EXPENSES. Cost of sales for the third quarter of 2000 were up 11 percent over the comparable quarter last year. Gross profit for the quarter decreased 5 percent from the third quarter 1999 to $73.4 million reflecting higher natural gas costs. The gross profit margin slipped to
15.3 percent of net sales from 17.4 percent in 1999. Year to date, cost of sales were up 9 percent over 1999 on a 9 percent increase in sales. Gross profit improved 8 percent to $236 million from $218 million in 1999 however the gross profit margin as a percentage of net sales remained at 17 percent.

         Operating expenses for the quarter totaled $34.8 million, a 2 percent increase over 1999, reflecting the inclusion of the merged Korean business and the Argentine acquisition. Operating expenses remained at approximately 7 percent of net sales. Corporate expenses decreased $3 million from 1999 levels as a result of estimated lower incentive costs for the year. For the nine months, operating expense totaled $125.9 million, a 29 percent increase over 1999, reflecting a special charge of $20 million taken during the first quarter of 2000. The Company incurred the special charge as part of a cost reduction effort as it realigned its cost structure to reflect the continued depressed pricing in the US market. The special charges represent employee separation costs, primarily in the US, as well as cancelled capital expenditure programs in the US. As a result of this cost reduction effort, the Company expects annual cost savings of approximately $10 million and a recovery of the cost over the next two years. Excluding special charges, operating expenses increased 8 percent from the third quarter 1999, reflecting the merged Korean business' costs and the acquired business in Argentina. Corporate expenses decreased marginally from 1999 levels.

         OPERATING INCOME. Third quarter operating income decreased 12 percent from 1999 to $40.1 million from $45.4 million. North America operating income of $11.7 million decreased 60 percent from $29.5 million in the third quarter of 1999, reflecting lower prices in the North America market as well as higher natural gas costs. Rest of World operating income increased 48 percent over 1999 due to improvements in most markets and led by a strong performance by the expanded Korean business as well as the acquisition in Argentina. For the nine months, operating income decreased 9 percent from 1999 to $113.8 million from $124.8 million in 1999. Excluding special charges, operating income advanced 7 percent to $133.8 million from $124.8 million in 1999. North America operating income decreased 27 percent to $56.7 million from $77.4 million in 1999, reflecting the lower pricing in the North American market. Rest of World operating income increased 48 percent, reflecting the strong performance of the merged




                                     10Q-9

Korean business, the addition of the acquired Argentine business, and improvements in Brazil and Pakistan.

         FINANCING COSTS. Financing costs for the third quarter 2000 were $14 million, up from $9.2 million in the comparable period last year. The increased financing costs reflect higher debt levels than for the same period in the prior year. Year to date financing costs rose to $36.7 million from $24.8 million in 1999, reflecting higher interest rates, as well as additional debt taken-on to fund the Korea and Argentina transactions and the share repurchase program.

         PROVISION FOR INCOME TAXES. The effective tax rate remained at 35 percent in the third quarter and year to date 2000, unchanged from the rate for the nine months ended September 30, 1999. The tax rate is estimated based on the expected mix of domestic and foreign earnings for the year.

         NET INCOME. Net income for the quarter ended September 30, 2000, declined 44 percent to $12.6 million, or $0.36 per diluted share, from $22.6 million, or $0.61 per diluted share, in the third quarter of 1999. The decrease is attributable to lower gross profit margins due to the pricing issues in the North America business, higher financing costs and the larger minority stockholders' interest. For the nine months ended September 30, 2000, net income declined 41 percent to $35.5 million, or $1.01 per diluted share, from $60.2 million, or $1.61 per diluted share, in the first nine months of 1999. These results reflect the special charge for the cost reduction program and the integration charges for the Argentine acquisition. Excluding the effects of the special charges, net income for the nine months was $48.5 million, or $1.38 per diluted share.

         COMPREHENSIVE INCOME. Comprehensive income for the third quarter 2000 was below that of the third quarter 1999 and resulted from reduced net income and a $9 million unfavorable net change in currency translation, principally from the Brazilian $real to the U.S. dollar. This compared to a $16 million unfavorable net translation adjustment for the comparable quarter in 1999. Year to date, the change in comprehensive income resulted from the translation of net assets and liabilities denoted in local currencies into U.S. dollars at higher translation rates. The negative $22 million currency translation adjustment for the nine months ended September 30, 2000, compared to a $93 million adjustment for the comparable period in 1999. The 1999 currency translation adjustment was related primarily to the translation of fixed assets in Brazil from the $real to the U.S. dollar after the Brazilian devaluation.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company's total assets increased to $2,345 million from $2,212 million at December 31, 1999. The increase in total assets reflects the acquisition of the Argentine business adding to our asset base.

          Third quarter 2000 net cash flows were used to fund the Company's capital investment program and the dividend payments. For the nine months ending September 30, 2000, net cash flows from operating activities were $104 million, compared to $146 million at the third quarter of 1999, reflecting the lower net income. Cash used for investing activities totaled $213 million for the first nine months of 2000, reflecting the acquisition in Argentina, the additional interest in the Mexican business, and $96 million of net capital investments. For the comparable period in 1999, cash




                                     10Q-10
used for investing activities totaled $177 million, reflecting the cash consideration paid for the acquisitions in Korea and Pakistan and $102 million of net capital expenditures. For the 9 months of 2000 planned capital expenditures have been adjusted to reflect market conditions and reflect the Company's plan to continue investing, based on business opportunity and cash flow availability, to meet profitable customer demand and drive for delivered cost leadership. Cash consideration paid for acquired businesses net of cash acquired, approximately $117 million, was funded through borrowings.

         The Company has a $340 million 5-year revolving credit facility in the United States due December 2002. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At September 30, 2000, the Company had total debt outstanding of $749 million compared to $544 million December 31, 1999. The increase in debt is attributable to the Korea, Mexico and Argentina acquisitions, along with the share buyback program. The debt outstanding consisted of $200 million of 8.45 percent ten year notes issued in 1999, affiliate long-term debt of $93 million, and $189 million drawn from the unsecured revolving credit facility in the United States at a weighted average rate of 6.98 percent. The balance represents affiliate debt of $48 million assumed in the Argentine transaction and short-term borrowings against local country operating lines in various currencies. The weighted average interest rate of affiliate debt was 8.9 percent.

         MINORITY STOCKHOLDERS' INTEREST. Minority stockholders' interest decreased $11 million in the first nine months of 2000 to $188 million from $199 million in December of 1999. The decrease is attributable to a decrease in the amount of future installments due to the minority stockholders in the Mexican transaction partially offset by an added minority stockholders' interest in the Argentine acquisition.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q report contains or may contain certain forward-looking statements concerning the Company's financial position, business and future prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, and changes in regulatory controls regarding quotas, tariffs and biotechnology issues; and increased competitive and/or customer pressure in the corn refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K.



                                     10Q-11

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the nine and three months ended September 30, 2000.




                                     10Q-12

                            PART II OTHER INFORMATION


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.


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




DATE: November 7, 2000


                                              By /s/ James Ripley
                                                --------------------------------
                                                James Ripley
                                                Vice President - Finance and
                                                Chief Financial Officer




DATE: November 7, 2000


                                              By /s/ Jack Fortnum
                                                --------------------------------
                                                Jack Fortnum
                                                Vice President and Controller -
                                                Principal Accounting Officer




                                     10Q-14

                                  EXHIBIT INDEX

NUMBER       DESCRIPTION OF EXHIBIT
------       ----------------------

  3(ii)      By-laws of Corn Products International, Inc. as amended effective
             September 20, 2000
 11          Statement re: computation of earnings per share
 12          Statement re: computation of ratio of earnings to fixed charges
 27          Financial Data Schedule



                                     10Q-15