Form 10-K
period 2000-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2001-03-27
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 1-13397


                        CORN PRODUCTS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                         22-3514823
-------------------------------                           -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

6500 SOUTH ARCHER AVENUE, BEDFORD PARK, ILLINOIS              60501-1933
    (Address of Principal Executive Offices)                  ----------
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $25.96 on March 20, 2001, and, for the purpose of this calculation only, the assumption that all Registrant's directors and executive officers are affiliates) was approximately $857,385,000.

     The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 20, 2001, was 35,289,807.

Documents Incorporated by Reference:

Information required by Part II (Items 5, 6, 7 and 8) and Part IV (Item 14(a)(1)) of this document is incorporated by reference to certain portions of the Registrant's 2000 Annual Report to Stockholders.

Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of the Registrant's definitive Proxy Statement distributed in connection with its 2001 Annual Meeting of Stockholders.

                                     PART I.

ITEM 1. BUSINESS

THE COMPANY

     Corn Products International, Inc. (the "Company") was incorporated as a Delaware corporation in March 1997 to assume the operations of the corn refining business of Bestfoods, formerly CPC International Inc. ("CPC" or "Bestfoods") and to effect the distribution of 100 percent of the outstanding shares of the Company to the Bestfoods common stockholders. On December 31, 1997, Bestfoods transferred the assets and related liabilities of its corn refining business to the Company. Effective at 11:59:59 p.m. on December 31, 1997, Bestfoods distributed all of the common stock of the Company to holders of common stock of Bestfoods. Since that time, the Company has operated as an independent company whose common stock is traded on the New York Stock Exchange. Unless the context indicates otherwise, references to the "Company" and "Corn Products" refer to the corn refining business of Bestfoods for periods prior to January 1, 1998 and to Corn Products International, Inc. and its subsidiaries for the periods on or after such date.


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

     Corn Products International, Inc., together with its subsidiaries, produces a large variety of food ingredients and industrial products derived from the wet milling of corn and other starch-based materials (such as tapioca and yucca). The Company is one of the largest corn refiners in the world and the leading corn refiner in Latin America. In addition, it is the world's leading producer of dextrose and has strong regional leadership in cornstarch and liquid sweeteners. The Company had consolidated net sales of $1.86 billion in 2000. Approximately 62 percent of the Company's 2000 revenues were generated in North America with the remainder coming from South America, Asia and Africa.

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

     The Company supplies a broad range of customers in many industries. The Company's most important customers are in the food and beverage, pharmaceutical, paper products, corrugated and laminated paper, textile and brewing industries and in the animal feed markets worldwide. The Company believes its customers value its local approach to service.

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

- Maintain our product leadership positions - globally in dextrose, and regionally in starch, high fructose corn syrup and glucose. We believe that our ongoing expansion and product-quality investments position the Company for continued sales growth. We intend to invest to satisfy future profitable customer demand and to maintain our share position.

- In North America, our highest priority is to improve the U.S. business profitability as we seek opportunities that broaden our market presence and better utilize our infrastructure and existing facilities. We plan on taking full advantage of our unique position in NAFTA as the only corn refiner with facilities in all three NAFTA markets: Canada, Mexico and the United States. We believe that our business should benefit from the establishment of a joint marketing company, CornProductsMCP Sweeteners LLC, with Minnesota Corn Processors, LLC to market and distribute sweeteners supplied from both companies commencing in 2001. We expect that this venture will ultimately strengthen our U.S. market position and provide cost savings and synergies in our North American business. In anticipation of another difficult year, we plan on focusing on our new business model which includes realizing logistic synergies, changing our cost structure and optimizing volume and product mix. We will continue to seek other investment and alliance opportunities to strengthen this business.

- In our Rest of World segment, we intend to improve our solid South American business further by achieving significant profit growth in this region with emphasis on our Southern Cone of South America operations. In Asia and Africa, we plan to expand within our current business geography and enter new markets through acquisitions and alliances. In addition, we plan to evaluate major growth investment opportunities within and outside our current reach and act on those we judge to be clearly beneficial to long-term earnings growth. We believe that this strategy will produce ongoing business expansion, attractive profit growth and improving shareholder value.

- Evaluate other major growth investment opportunities in and outside our current geographic and product portfolio reach. We plan to act on those that we judge to be clearly beneficial to our long-term market position, earnings growth and shareholder value.

PRODUCTS

     The Company's sweetener products have grown to account for slightly more than one half of net sales while starch products and co-products each account for less than one quarter of net sales.

     Sweetener Products. The Company's sweetener products represented approximately 55 percent, 51 percent and 50 percent of the Company's net sales for 2000, 1999 and 1998, respectively.

          High Fructose Corn Syrup: The Company produces three types of high fructose corn syrup: (i) HFCS-55, which is primarily used as a sweetener in soft drinks made in the United States, Canada, Mexico and Japan; (ii) HFCS-42, which is used as a sweetener in various consumer products such as fruit-flavored beverages, yeast-raised breads, rolls, dough, ready-to-eat cakes, yogurt and ice cream; and (iii) HFCS-90 which is used in specialty and low calorie foods.

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

     Starch Products. Starch products represented approximately 21 percent, 22 percent and 25 percent of the Company's net sales for 2000, 1999 and 1998, respectively. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today's recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

     Co-Products and others. Co-products and others accounted for 24 percent, 27 percent and 25 percent of the Company's net sales for 2000, 1999 and 1998, respectively. Refined corn oil is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal and steepwater are sold as additives for animal feed. Enzymes are produced and marketed for a variety of food and industrial applications.

OPERATIONS

     The Company's North American consolidated operations, which include the U.S., Canada and Mexico, operate 11 plants producing regular and modified starches, dextrose, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, caramel color and sorbitol. The Company's plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for the Company's U.S. and export customers. The Company's other U.S. plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do the Company's Canadian plants in Cardinal, London and Port Colborne, Ontario. The Company is the largest corn refiner in Mexico and was first to produce HFCS-55 locally for sale to the Mexican soft drink bottling industry, having completed an HFCS channel at the San Juan Del Rio plant in 1997.

     The Company is the largest corn refiner in South America, with leading market shares in Chile, Brazil, Colombia and Argentina. Its South American consolidated operations have 12 plants that produce regular, modified, waxy and tapioca starches, high maltose and corn syrups, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives.

     The Company has additional subsidiaries in Kenya, South Korea, Malaysia and Pakistan, which operate five additional plants. These operations produce modified, regular, waxy and tapioca starches, dextrins, glucose, dextrose and caramel color.

     In addition to the operations in which it engages directly, the Company has strategic alliances through technical license agreements with companies in India, Thailand, South Africa, Zimbabwe, Serbia and Venezuela. As a group, the Company's strategic alliance partners produce high fructose, glucose and high maltose syrups (both corn and tapioca), regular, modified, waxy and tapioca starches, dextrose and dextrins, maltodextrins and caramel color. These products have leading market positions in many of their target markets.

COMPETITION

     The corn refining industry is highly competitive. Most of the Company's products are viewed as commodities that compete with virtually identical products and derivatives manufactured by other companies in the industry. The U.S. is a particularly competitive market with participation by eleven corn refiners. Competitors include ADM Corn Processing Division ("ADM") (a division of Archer Daniels Midland Company), Cargill, A.E. Staley Manufacturing Co. ("Staley") (a subsidiary of Tate & Lyle, PLC) and National Starch and Chemical Company ("National Starch") (a subsidiary of Imperial Chemicals Industries plc). Mexico and Canada face competition from US imports and local production including ALMEX, a Mexican joint venture between ADM and Staley. In South America, Cargill and National Starch have corn-refining operations in Brazil. Other local corn refiners also operate in many of our markets. Competition within markets is largely based on price, quality and product availability.

     Several of the Company's products also compete with products made from raw materials other than corn. High fructose corn syrup and monohydrate dextrose compete principally with cane and beet sugar products. Co-products such as corn oil and gluten meal compete with products of the corn dry milling industry and with soybean oil, soybean meal and others. Fluctuations in prices of these competing products may affect prices of, and profits derived from, the Company's products.

CUSTOMERS

     The Company supplies a broad range of customers in over 60 industries. Approximately 22 percent of the Company's 2000 net sales were to companies engaged in the processed foods industry and approximately 19 percent of the Company's 2000 net sales were to companies engaged in the soft drink industry. Additionally, approximately 10 percent of the Company's 2000 net sales were to companies engaged in the brewing industry.

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

     The Company follows a policy of hedging its exposure to commodity fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm priced business is hedged when contracted. Other business may or may not be hedged at any given time based on management's judgment as to the need to fix the costs of its raw materials to protect the Company's profitability. Realized gains and losses arising from such hedging transactions are considered an integral part of the cost of those commodities and are included in the cost when purchased. See Registrant's Annual Report to Stockholders "Management's Discussion and Analysis" section on "Risk and Uncertainties - Commodity costs."

GEOGRAPHIC SCOPE

     The Company operates domestically and internationally in one business segment, corn refining. The Company has wholly owned operations in North America, South America, Asia and Africa, as well as joint venture interests and licensing and technical agreements. In 2000, approximately 62 percent of the Company's net sales were derived from operations in North America and 38 percent from operations in other geographic areas, primarily South America (representing approximately 65 percent of sales of other geographic areas). See Note 13 of Notes to Consolidated Financial Statements for certain financial information with respect to geographic areas.

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

SALES AND DISTRIBUTION

     Salaried sales personnel, who are generally dedicated to customers in a geographic region, sell the Company's products directly to manufacturers and distributors. In addition, the Company has a staff that provides technical support to the sales personnel on an industry basis. Commencing in 2001, in the United States the Company began selling and distributing sweeteners through a joint marketing company, CornProductsMCP Sweeteners LLC, a company in which it has a 50 percent ownership interest. The Company generally utilizes contract truck drivers to deliver bulk products to customer destinations but also has some of its own trucks for product delivery. In North America, the trucks generally ship to nearby customers. For those customers located considerable distances from Company plants, a combination of railcars and trucks is used to deliver product. Railcars are generally leased for terms of five to fifteen years.

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

     The Company is a party to several technical license agreements with third parties in other countries whereby the Company provides technical, management and business advice on the operations of corn refining businesses and receives royalties in return. These arrangements provide the Company with product penetration in the various countries in which they exist, as well as experience and relationships that could facilitate future expansion. The duration of the agreements ranges from one to ten years or longer, and many of these relationships have been in place for many years. These agreements in the aggregate provide approximately $2 million of annual revenue to the Company.

EMPLOYEES

     As of December 31, 2000, the Company had approximately 6,000 employees, of which approximately 900 were located in the U.S. Approximately 35 percent of U.S. and 63 percent of non-U.S. employees are unionized. The Company believes its union and non-union employee relations are good.

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

     The Company currently anticipates that it may spend an immaterial amount in fiscal 2001 for environmental control equipment to be incorporated into existing facilities and in planned construction projects. This equipment is intended to enable the Company to continue its policy of compliance with existing environmental laws and regulations. Under the U.S. Clean Air Act Amendments of 1990, air toxin regulations will be promulgated for a number of industry source categories. The U.S. Environmental Protection Agency's regulatory timetable specifies the promulgation of standards for vegetable oil production during the year 2001 and for industrial boilers in the year 2002. At that time, the Company's U.S. facilities may require additional pollution control devices to meet these standards. Currently, the Company can not accurately estimate the ultimate financial impact of the standards.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.

Name                           Age       All positions and offices with the Company
----                           ---       ------------------------------------------
Konrad Schlatter               65        Formerly Chairman and Chief Executive Officer of
                                         Corn Products from 1997 until his retirement
                                         effective January 31, 2001. Prior thereto, Mr.
                                         Schlatter served as Senior Vice President of
                                         Bestfoods from 1990 to 1997 and Chief Financial
                                         Officer of Bestfoods from 1993 to 1997.

Samuel C. Scott III            56        Chairman and Chief Executive Officer of Corn
                                         Products since February 2001 and President of Corn
                                         Products since 1997.  Mr. Scott also served as
                                         Chief Operating Officer of Corn Products from 1997
                                         through January 2001. Prior thereto, he served as
                                         President of Bestfoods' worldwide Corn Refining
                                         Business from 1995 to 1997 and was President of
                                         Bestfoods' North American Corn Refining Business
                                         from 1989 to 1997. He was elected a Vice President
                                         of Bestfoods in 1991. Mr. Scott is a director of
                                         Motorola, Inc. and Russell Reynolds Associates.

Cheryl K. Beebe                45        Vice President since 1999 and Treasurer of Corn
                                         Products since 1997. Ms. Beebe served as Director
                                         of Finance and Planning for the Bestfoods Corn
                                         Refining Business worldwide from 1995 to 1997 and
                                         as Director of Financial Analysis and Planning for
                                         Corn Products North America from 1993. Ms. Beebe
                                         joined Bestfoods in 1980 and served in various
                                         financial positions in Bestfoods.

Marcia E. Doane                59        Vice President, General Counsel and Corporate
                                         Secretary of Corn Products since 1997. Ms. Doane
                                         served as Vice President, Legal and Regulatory
                                         Affairs of the Corn Products Division of Bestfoods
                                         from 1996 to 1997. Prior thereto, she served as
                                         Counsel to the Corn Products Division from 1994 to
                                         1996. Ms. Doane joined Bestfoods' legal department
                                         in 1989 as Operations Attorney for the Corn
                                         Products Division.


Jorge L. Fiamenghi             45        Vice President and President of the South America
                                         Division of Corn Products since 1999. Mr. Fiamenghi
                                         served as President and General Manager Corn
                                         Products Brazil from 1996 to 1999. Mr. Fiamenghi
                                         was General Manager for the Bestfoods Corn Refining
                                         affiliate in Argentina beginning in 1991. Prior
                                         thereto, he was Financial and Planning Director for
                                         the Bestfoods South American Corn Refining division
                                         from 1989 to 1991 and served as Financial and
                                         Administrative Manager for the Bestfoods Corn
                                         Refining division in Mexico beginning in 1987. Mr.
                                         Fiamenghi joined Bestfoods in 1971 and served in
                                         various financial and planning positions in
                                         Bestfoods.

Jack C. Fortnum                44        Vice President since 1999 and Controller of Corn
                                         Products since 1997. Mr. Fortnum served as the
                                         Vice President of Finance for Refineries de Maize,
                                         Bestfoods' Argentine subsidiary, from 1995 to
                                         1997, as the Director of Finance and Planning for
                                         Bestfoods Latin America Corn Refining Division
                                         from 1993 to 1995, and as the Vice President and
                                         Comptroller of Canada Starch Operating Company
                                         Inc., the Canadian subsidiary of Bestfoods, and
                                         Vice President of Finance of the Canadian Corn
                                         Refining Business from 1989.

Jeffrey B. Hebble              45        Vice President since 2000 and President of the
                                         Asia/Africa Division of Corn Products since
                                         February 2001.  Prior thereto, Mr. Hebble served
                                         as Vice President of the Asia and Africa Division
                                         since 1998. Mr. Hebble joined Bestfoods in 1986
                                         and served in various positions in the Corn
                                         Products Division and in Stamford Food
                                         Industries, a Corn Products subsidiary in
                                         Malaysia.

James J. Hirchak               46        Vice President - Human Resources of Corn Products
                                         since 1997. Mr. Hirchak joined Bestfoods in 1976
                                         and held various Human

                                         Resources positions in Bestfoods until 1984, when
                                         he joined Bestfoods' Corn Products Division. In
                                         1987, Mr. Hirchak was appointed Director, Human
                                         Resources for Corn Products' North American
                                         operations and he served as Vice President, Human
                                         Resources for the Corn Products Division from 1992
                                         to 1997.

Frank J. Kocun                 58        Formerly Vice President and President,
                                         Asia/Africa Division (formerly known as
                                         Cooperative Management Group) of Corn Products
                                         from 1997 until his retirement effective January
                                         31, 2001. Mr. Kocun served as President of the
                                         Cooperative Management Group of the Corn Products
                                         Division of Bestfoods from 1991 to 1997 and as
                                         Vice President of the Cooperative Management
                                         Group from 1985. Mr. Kocun joined Bestfoods in
                                         1968 and served in various executive positions in
                                         the Corn Products Division and in Penick
                                         Corporation, a Bestfoods subsidiary.

Michael R. Pyatt               53        Vice President and President Corn Products
                                         U.S.-Canadian Region since 1997. Mr. Pyatt served
                                         as Chairman, President and Chief Executive Officer
                                         of Canada Starch Operating Company Inc., a
                                         Bestfoods subsidiary, from 1994 to 1997 and as
                                         President of the Canadian business of Bestfoods'
                                         Corn Products Division, Vice Chairman of Canada
                                         Starch and as a Vice President of the Corn
                                         Products Division since 1992. Mr. Pyatt joined
                                         Bestfoods in 1982 and served in various sales and
                                         marketing positions in its Canadian business.

James W. Ripley                57        Vice President - Finance and Chief Financial
                                         Officer of Corn Products since 1997. Mr. Ripley
                                         served as Comptroller of Bestfoods from 1995 to
                                         1997. Prior thereto, he served as Vice President
                                         of Finance for Bestfoods' North American Corn
                                         Refining Division from 1984 to 1995. Mr. Ripley
                                         joined Bestfoods in 1968 as chief international
                                         accountant, and subsequently served as Bestfoods'
                                         Assistant Corporate Comptroller, Corporate General
                                         Audit Coordinator and Assistant Comptroller for
                                         Bestfoods' European Consumer Foods Division.

Richard M. Vandervoort         57        Vice President -Strategic Business Development and
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


ITEM 2. PROPERTIES

     The Company operates, directly and through its subsidiaries, 28 manufacturing facilities, 27 of which are owned and one of which is leased (Jundiai, Brazil). In addition, the Company owns its corporate headquarters in Bedford Park, Illinois. The following list details the location of the Company's manufacturing facilities:

          U.S.                                    South America
          ----                                    -------------

          Stockton, California                    Baradero, Argentina
          Bedford Park, Illinois                  Chacabuco, Argentina
          Winston-Salem, North Carolina           Balsa Nova, Brazil
          Beloit, Wisconsin                       Cabo, Brazil
                                                  Jundiai, Brazil
                                                  Mogi-Guacu, Brazil
                                                  Conchal, Brazil
          Canada                                  Llay-Llay, Chile
          ------                                  Barranquilla, Colombia
          Cardinal, Ontario                       Cali, Colombia
          London, Ontario                         Medellin, Colombia
          Port Colborne, Ontario                  Guayaquil, Ecuador


                                                  Asia
          Africa                                  ----
          -------                                 Petaling Jaya, Malaysia
          Eldoret, Kenya                          Faisalabad, Pakistan
                                                  Inchon, South Korea
                                                  Ichon, South Korea

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

     The Company has electricity co-generation facilities at all of its U.S. and Canadian plants, as well as at its plants in San Juan del Rio, Mexico, Baradero, Argentina and Faisalabad, Pakistan, that provide electricity at a lower cost than is available from third parties. The Company generally owns and operates such co-generation facilities itself, but has two large facilities at its Stockton, California and Cardinal, Ontario locations that are owned by, and operated pursuant to, co-generation agreements with third parties.

     The Company believes it has competitive, up-to-date and cost-effective facilities. In recent years, significant capital expenditures have been made to update, expand and improve the Company's facilities, averaging in excess of $135 million per year for the last five years. Capital investments have included the rebuilding of the Company's plants in Cali, Colombia and Baradero, Argentina; an expansion of both grind capacity and dextrose production capacity at the Company's Argo facility in Bedford Park, Illinois and Baradero, Argentina; entry into the high maltose corn syrup business in Brazil, Colombia and Argentina; entry into the HFCS business in Argentina and the installation of energy co-generation facilities in Canada. In addition, prior to the Company's acquisition of Arancia-CPC, the Mexican business completed a major expansion of the San Juan del Rio plant to produce HFCS. The Company believes these capital expenditures will allow the Company to operate highly efficient facilities for the foreseeable future with further annual capital expenditures that are in line with historical averages.

ITEM 3. LEGAL PROCEEDINGS

     Under the terms of the agreements relating to the spin-off of the Company from Bestfoods, the Company agreed to indemnify Bestfoods for certain liabilities relating to the operation of the Corn Refining Business prior to the spin-off, including liabilities relating to the antitrust legal proceedings described below.

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

     The Company was named as a defendant in a lawsuit filed on January 24, 2000, in the Supreme Court of the State of New York, County of New York, by Indopco, Inc. d/b/a/ National Starch and Chemical Company ("National Starch"). Also named as defendants were the Company's majority-owned subsidiary, Arancia Corn Products, S.A. de C.V. ("Arancia Corn Products"), and Araten, S.A. de C.V. ("Araten") and Promociones Industriales Aralia, S.A. de C.V. ("Aralia"), companies which the complaint alleged are controlled by the family of Ignacio Aranguren-Castiello, a member of Corn Products Board of Directors. In addition to the claims brought only against Araten and Aralia, the complaint alleged that by inducing certain companies controlled by the Aranguren family ("Aranguren Companies") to enter into various agreements, the Company tortiously interfered with a joint venture agreement that was originally between National Starch and Aranguren y Cia. The complaint also alleged that the Company aided and abetted the Aranguren Companies in a breach of fiduciary duty to National Starch and conspired with the Aranguren Companies to deprive National Starch of its rights under the joint venture agreement. The complaint further sought a declaratory judgement concerning the defendants' obligation to deliver raw starch pursuant to a Supply Agreement between the joint venture and Arancia Corn Products. In addition to declaratory and injunctive relief, the complaint sought compensatory damages of $50 million and punitive damages of at least $50 million. The Company defended this matter vigorously and, based upon a settlement reached among the other parties involved in the proceeding, the lawsuit was terminated with prejudice upon the filing with the court of a Stipulation of Discontinuance on January 19, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2000.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Shares of Corn Product's Common Stock are traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CPO." The range of the NYSE reported high, low and closing market prices of the Company's Common Stock, holders of record and quarterly dividends are incorporated by reference from the Registrant's Annual Report to Stockholders, page 35, section entitled "Supplemental Financial Information."

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

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 35-36, section entitled "Supplemental Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 9-15, section entitled "Management's Discussion and Analysis."

ITEM 7A. QUALITATIVE & QUANTITATIVE RISKS

     Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 14-15, section entitled "Management's Discussion and Analysis - Risk and Uncertainties."

     INTERNATIONAL OPERATIONS AND FOREIGN EXCHANGE. For more than 70 years, the Company has operated a multinational business subject to the risks inherent in operating in foreign countries and with foreign currencies. The Company's US Dollar denominated results are subject to foreign exchange fluctuations, and its non-US operations are subject to political, economic and other risks.

     The Company primarily sells world commodities and, therefore, believes that local prices will adjust relatively quickly to offset the effect of a local devaluation. The Company generally does not enter into foreign currency hedging transactions. The Company's policy is to hedge commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction.

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

     UNCERTAIN ABILITY TO CONTAIN COSTS OR TO FUND CAPITAL EXPENDITURES. The Company's future profitability and growth also depends on the Company's ability to contain operating costs and per-unit product costs, to maintain and/or implement effective cost control programs and to develop successfully value-added products and new product applications, while at the same time maintaining competitive pricing and superior quality products, customer service and support. The Company's ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements. The Company plans to focus capital expenditures on implementing productivity improvements and, if supported by profitable customer demand, expand the production capacity of its facilities. The Company may need additional funds for working capital as the Company grows and expands its operations. To the extent possible, the Company expects to fund its capital expenditures from operating cash flow. If the Company's operating cash flow is insufficient to fund such expenditures, the Company may either reduce its capital expenditures or utilize certain general credit facilities. The Company may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets. The Company cannot provide any assurance that cash flow from operations will be sufficient to fund anticipated capital expenditures or that additional funds can be obtained from financial markets or from the sale of assets at terms favorable to the Company. If the Company is unable to generate sufficient cash flows or raise sufficient additional funds to fund capital expenditures, it may not be able to achieve its desired operating efficiencies and expansion plans, which may adversely impact the Company's competitiveness and, therefore, its results of operations.

     INTEREST RATE EXPOSURE. Approximately 30 percent of the Company's borrowings are long-term fixed rate notes. Of the remaining 70 percent of the Company's borrowings, approximately 30 percent are short-term credit facilities with floating interest rates and 40 percent are long-term loans with variable interest rates primarily tied to LIBOR. Should short-term rates change, this could affect our interest costs.

     At December 31, 2000 and 1999, the carrying and fair value of long-term debt, including the current portion, were as follows:


                                                                              2000                                 1999
                                                                ---------------------------------      ---------------------------
 (in millions)                                                  Carrying value        Fair value       Carrying value   Fair value
                                                                ---------------------------------      ---------------------------
US revolving credit facility, due 2002                               $ 209              $ 209              $  --         $ --
8.45% senior notes, due 2009                                           200                184                200          196
Canadian term loans                                                     27                 27                 --           --
Mexican Import Credit Facility, due 2001 at LIBOR + 1.75%               40                 40                 40           40
Mexican Import Credit Facility, due 2007 at LIBOR + 3.30%               --                 --                 60           60
Mexican Export Credit Facility, due 2000 at LIBOR + 1.49%               --                 --                 24           24
Other, due in varying amounts through 2007, fixed and
  floating interest rates ranging from 6.57% - 21.37%
                                                                        48                 48                 57           57
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                       $ 524              $ 508              $ 381         $377


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

     PRICE VOLATILITY AND UNCERTAIN AVAILABILITY OF CORN. Corn purchasing costs, which include the price of the corn plus delivery cost, vary between 40 percent and 65 percent of the Company's product costs. The price and availability of corn is influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost, that are difficult to anticipate and cannot be controlled by the Company. In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup. The Company cannot assure that it will be able to purchase corn at prices that it can adequately pass on to customers or in quantities sufficient to sustain or increase its profitability.

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

     As the Company's hedging instruments generally relate to contracted firm-priced business, and based on the Company's overall commodity hedge exposure at December 31, 2000, a hypothetical 10 percent change in market rates applied to the fair value of the instruments would have no material impact on the Company's earnings, cash flows, financial position or fair value of commodity price and risk-sensitive instruments over a one-year period.

     Energy costs for the Company represent a significant portion of its operating costs. The primary use of energy is to create steam in the production process and in dryers to dry product. The forms of energy we consume are coal, natural gas and fuel oil. The market prices for these commodities vary depending on supply and demand, world economies and other factors. The Company purchases these commodities based on its anticipated usage and the future outlook for these costs. The Company cannot assure that it will be able to purchase these commodities at prices that it can adequately pass on to customers to sustain or increase profitability.

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

     LIMITED RELEVANCE OF HISTORICAL FINANCIAL INFORMATION. The Company's historical financial information may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future.

     RELIANCE ON MAJOR CUSTOMERS. A substantial portion of the Company's 2000 worldwide sales were made to companies engaged in the processed foods industry and the soft drink industry. If the Company's processed foods customers or soft drink customers were to substantially decrease their purchases, the business of the Company might be materially adversely affected.

FORWARD LOOKING STATEMENTS

This annual report contains or may contain certain forward-looking statements concerning the Company's financial position, business and future prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies and changes in regulatory controls regarding quotas, tariffs and biotechnology issues; and increased competitive and/or customer pressure in the corn refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 16-36, sections entitled "Reports of Management and Independent Auditors," "Financial Statements" and "Supplemental Financial Information."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings "Board of Directors," "Matters To Be Acted Upon - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Company" in Item 1 hereof is incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1) Consolidated Financial Statements and Schedules

     Incorporated by reference from the Registrant's Annual Report to Stockholders, pages 16-36, sections entitled "Report by Management and Independent Auditors," "Financial Statements" and "Supplemental Financial Information."

Item 14(a)(2) Financial Statement Schedules

     All financial statement schedules have been omitted because the information either is not required or is otherwise included in the financial statements and notes thereto.

Item 14(a)(3) Exhibits

     The Exhibits set forth in the accompanying Exhibit Index are filed as a part of this report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report:

Exhibit Number
10.7
10.8
10.9
10.10
10.11
10.12
10.13
10.14
10.15
10.16
10.17
10.18
10.19
10.20

Item 14(b) Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2001.

                                             CORN PRODUCTS INTERNATIONAL, INC.


                                             By: /s/ Samuel C. Scott
                                                --------------------------------
                                                       Samuel C. Scott III
                                                   Chairman, President and Chief
                                                       Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 26th day of March, 2001.

Signature                                    Title
---------                                    -----

/s/ Samuel C. Scott                          Chairman, President and Chief
-----------------------------                Executive Officer
Samuel C. Scott III

/s/ James W. Ripley                          Chief Financial Officer
----------------------------
James W. Ripley

/s/ Jack C. Fortnum                          Corporate Controller
----------------------------
Jack C. Fortnum

*Ignacio Aranguren-Castiello                 Director
----------------------------
Ignacio Aranguren-Castiello

*Alfred C. DeCrane, Jr.                      Director
----------------------------
Alfred C. DeCrane, Jr.

*Guenther E. Greiner                         Director
----------------------------
Guenther E. Greiner

*Ronald M. Gross                             Director
----------------------------
Ronald M. Gross

*Karen L. Hendricks                          Director
----------------------------
Karen L. Hendricks

*Richard G. Holder                           Director
----------------------------
Richard G. Holder

*Bernard H. Kastory                          Director
----------------------------
Bernard H. Kastory

*William S. Norman                           Director
----------------------------
William S. Norman

*Konrad Schlatter                            Director
----------------------------
Konrad Schlatter

*Clifford B. Storms                          Director
----------------------------
Clifford B. Storms

*By: /s/ Marcia E. Doane
----------------------------
Marcia E. Doane
Attorney-in-fact




(Being the principal executive officer, the principal financial and accounting officers and all of the directors of Corn Products International, Inc.)

EXHIBIT NO.    DESCRIPTION

  2.1** Distribution Agreement dated December 1, 1997, between the Company and Bestfoods

  3.1** Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form 10, File No. 1-13397

  3.2* Amended By-Laws of the Company, filed as Exhibit 3.ii to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-13397

  4.1** Rights Agreement dated November 19, 1997 between the Company and First Chicago Trust Company of New York, filed as Exhibit 1 to the Company's Registration Statement on Form 8-Al2B, File No. 1-13397

  4.2** Certificate of Designation for the Company's Series A Junior Participating Preferred Stock, filed as Exhibit 1 to the Company's Registration Statement on Form 8-Al2B, File No. 1-13397

  4.3** 5-Year Revolving Credit Agreement dated December 17, 1997 among the Company and the agents and banks named therein

  4.4* Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company's current report on Form 8-K, File No. 1-13397

 10.1** Master Supply Agreement dated January 1, 1998 between the Company and Bestfoods

 10.2** Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods

 10.3** Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the Company's Registration Statement on Form S-8, File No. 333-43525

 10.4**        Access Agreement dated January 1, 1998 between the Company and
               Bestfoods

 10.5* CornProductsMCP Sweeteners LLC Limited Liability Company Agreement dated December 1, 2000 between the Company and Minnesota Corn Processors, LLC

 10.6* Supply Agreement dated January 1, 2001 by and among the Company, Minnesota Corn Processors, LLC and CornProductsMCP Sweeteners LLC

 10.7** 1998 Stock Incentive Plan of the Company, filed as Exhibit 4.D to the Company's Registration Statement on Form S-8,
               File No. 333-43525

 10.8**        Deferred Stock Unit Plan of the Company

 10.9** Form of Severance Agreement entered into by each of K. Schlatter, S.C. Scott,

               J.L. Fiamenghi, F.J. Kocun and J.W. Ripley (the "Named Executive Officers")

 10.10* Form of Amendment to Executive Severance Agreement entered into by each of S.C. Scott, J.L. Fiamenghi, F.J. Kocun and J.W. Ripley

 10.11** Letter Agreement dated December 12, 1997 between the Company and F.J. Kocun

 10.12** Form of Indemnification Agreement entered into by each of the members of the Company's Board of Directors and the Named Executive Officers

 10.13**       Deferred Compensation Plan for Outside Directors of the Company

 10.14**       Supplemental Executive Retirement Plan

 10.15**       Executive Life Insurance Plan

 10.16**       Deferred Compensation Plan

 10.17* Annual Incentive Plan, filed as Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1999

 10.18* Performance Plan, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the year ended December 31, 1999

 10.19*        Amendment No. 1 to 1998 Stock Incentive Plan dated January 20,
               1999

 10.20*        Amendment No. 2 to 1998 Stock Incentive Plan dated November 21,
               2000

 12.1*         Earnings Per Share Computation

 12.2*         Computation of Ratio of Earnings to Fixed Charges

 13.1*         Portions of the 2000 Annual Report to Stockholders of the Company

 18.1*         Preferability letter from KPMG

 21.1*         Subsidiaries of the Registrant

 23.1*         Consent of KPMG LLP

 24.1*         Power of Attorney
-------------------
* Incorporated herein by reference as indicated in the exhibit description. **Incorporated herein by reference to the exhibits filed with the Company's
  Annual Report on Form 10-K for the year ended December 31, 1997.