Form 10-Q
period 2001-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2001-05-11
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

               CLASS                              OUTSTANDING AT APRIL 30, 2001
      Common Stock, $.01 par value,                     35,289,278 shares
        with associated rights

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


(in millions, except per share amounts)


                                                    Three Months Ended
                                                        March 31,
                                                   --------------------
                                                     2001        2000
                                                   --------    --------
Net sales                                          $  454.6    $  444.2
Cost of sales                                         379.6       366.3
                                                   --------    --------
Gross profit                                           75.0        77.9

Operating expense                                      39.4        36.5
Special charges                                        --          20.0
Fees and income from non-consolidated affiliates       (4.0)       (1.4)
                                                   --------    --------

Operating income                                       39.6        22.8

Financing costs                                        15.5        10.4
                                                   --------    --------

Income before income taxes and minority interest       24.1        12.4
Provision for income taxes                              8.4         4.4
                                                   --------    --------
                                                       15.7         8.0
Minority interest in earnings                           3.0         4.4
                                                   --------    --------
Net income                                         $   12.7    $    3.6
                                                   ========    ========

Weighted average common shares outstanding:
Basic                                                  35.3        35.5
Diluted                                                35.5        35.5

Earnings per common share:
Basic                                              $   0.36    $   0.10
Diluted                                            $   0.36    $   0.10

See Notes To Condensed Consolidated Financial Statements



                                     10Q-2

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


           (in millions, except share and per share amounts)                            MARCH 31,  DECEMBER 31,
                                                                                          2001        2000
                                                                                        ---------  ------------
ASSETS
      Current Assets
           Cash and cash equivalents                                                    $    37    $    41
           Accounts receivable - net                                                        291        274
           Inventories                                                                      212        232
           Prepaid expenses                                                                  13          8
---------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                  553        555
---------------------------------------------------------------------------------------------------------------

           Property, plant and equipment - net                                            1,374      1,407
           Goodwill and other intangible assets - net                                       313        313
           Deferred tax asset                                                                 2          2
           Investments                                                                       32         28
           Other assets                                                                      36         34
---------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                        2,310      2,339
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings and current portion of long-term debt                      317        267
           Accounts payable and accrued liabilities                                         199        219
---------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                             516        486
---------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                           43         47
           Long-term debt                                                                   487        453
           Deferred taxes on income                                                         178        185
           Minority interest in subsidiaries                                                159        208
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value - none issued                                     --         --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,659,887 issued on
                         March 31, 2001 and December 31, 2000                                 1          1
           Additional paid in capital                                                     1,073      1,073
           Less:  Treasury stock (common stock; 2,370,080 and 2,391,913 shares on           (60)       (60)
                         March 31, 2001 and December 31, 2000, respectively) at cost
           Deferred compensation - restricted stock                                          (3)        (3)
           Accumulated comprehensive income (loss)                                         (225)      (183)
           Retained earnings                                                                141        132
---------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                            927        960
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 2,310    $ 2,339
===============================================================================================================


See Notes To Condensed Consolidated Financial Statements



                                     10Q-3

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



(in millions)                                              THREE MONTHS ENDED
                                                              MARCH 31,
                                                           ------------------
                                                             2001      2000
                                                           --------   -------
Net Income                                                  $ 13        $ 3
Comprehensive income/loss:
    Gain (loss) on cash flow hedges:
          Cumulative effect of adoption of SFAS 133,
           net of tax                                         14         --
          Current period gain (loss) on cash flow
           hedges, net of tax                                (25)        --
   Currency translation adjustment                           (31)         3
                                                            ----        ---
Comprehensive income (loss)                                 $(29)       $ 6
                                                            ====        ===





                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(in millions)                                    ADDITIONAL                                    ACCUMULATED
                                    COMMON         PAID-IN      TREASURY      DEFERRED        COMPREHENSIVE         RETAINED
                                    STOCK         CAPITAL         STOCK      COMPENSATION      INCOME (LOSS)        EARNINGS
                                 -----------------------------------------------------------------------------------------------
Balance, December 31, 2000            $1            $1,073          $(60)         $(3)                $(183)           $132
  Net income for the period                                                                                              13
   Dividends declared                                                                                                    (4)
   Cumulative effect of
     adoption of SFAS 133, net
     of tax                                                                                              14
  Current period gain (loss)
     on cash flow hedges, net
     of tax                                                                                             (25)
   Translation adjustment                                                                               (31)
                                 -----------------------------------------------------------------------------------------------
Balance, March 31, 2001               $1            $1,073          $(60)         $(3)                $(225)           $141
                                 ===============================================================================================



See Notes To Condensed Consolidated Financial Statements


                                      10Q-4

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


           (in millions)                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                                   2001                 2000
                                                                                              ---------------     -----------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net income                                                                                    $  13              $    3
    Non-cash charges (credits) to net income:
         Depreciation and amortization                                                               33                  35
         Minority interest in earnings                                                                3                   4
         Income from non-consolidated affiliates                                                     (4)                 --
         Loss on disposal of fixed assets                                                            --                   3
    Changes in trade working capital, net of effect of acquisitions:
          Accounts receivable, and prepaid items                                                    (27)                 31
          Inventories                                                                                15                 (22)
          Accounts payable and accrued liabilities                                                  (34)                (39)
    Other                                                                                            (3)                  1
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used for) operating activities                                             (4)                 16
------------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures, net of proceeds on disposal                                            (13)                (23)
       Payments for acquisitions, net of cash acquired                                              (75)               (112)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                                          (88)               (135)
------------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
       Proceeds from borrowings                                                                     106                 197
       Payments on debt                                                                             (14)                (15)
       Dividends paid                                                                                (4)                 (4)
       Common stock repurchased                                                                      --                 (44)
       Other                                                                                         --                 (20)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                        88                 114
------------------------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                            (4)                 (5)
     Effect of foreign exchange rate changes on cash                                                 --                   2
    Cash and cash equivalents, beginning of period                                                   41                  41
------------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                      $  37              $   38
====================================================================================================================================


See Notes to Condensed Consolidated Financial Statements





                                     10Q-5

                        CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         References to the "Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to those statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-K for the year ended December 31, 2000.

         The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 2001 and 2000 and the financial position of the Company as of March 31, 2001 and December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the year.

         Certain prior year amounts have been reclassified in the Condensed Consolidated Statements of Cash Flow to conform with the current year presentation.


2.       ADOPTION OF NEW ACCOUNTING STANDARDS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for recognition and measurement of derivatives and hedging activities. As a result of the adoption, the Company recorded a $14 million credit (net of income taxes of $8 million) to other comprehensive income (loss) as a cumulative effect of a change in accounting for derivatives that hedge variable cash flows of certain forecasted transactions.

         The Company uses derivative financial instruments to minimize the exposure of price risk related to corn and natural gas purchases used in the manufacturing process. The derivative financial instruments consist of open futures contracts and options traded through regulated commodity exchanges and are valued at fair value in the March 31, 2001 Condensed Consolidated Balance Sheet. The contracts used to mitigate the price risk related to corn and natural gas purchases are designated as effective cash flow hedges for a portion of the corn and natural gas usage over the next twelve months. Unrealized gains and losses associated with marking the contracts to market are recorded as a component of other comprehensive income (loss) and included in the stockholders' equity section of the balance sheet as part of accumulated comprehensive income
(loss). These gains and losses are recognized in earnings in the month in which the related corn and natural gas is used, or in the month a hedge is determined to be ineffective. At March 31, 2001, the Company's accumulated comprehensive income (loss) account included $11 million of unrealized losses, net of a $6 million tax benefit, related to future transactions, which is expected to be recognized in earnings within the next twelve months. There were no ineffective hedges for the first quarter of 2001.



                                     10Q-6

3.       JOINT MARKETING COMPANY

         On December 1, 2000, the Company and Minnesota Corn Processors, LLC ("MCP") consummated an operating agreement to form CornProductsMCP Sweeteners LLC ("CPMCP"), a joint marketing company that, effective January 1, 2001, began distributing throughout the United States sweeteners supplied from the Company and MCP. CPMCP is owned equally by the Company and MCP through membership interests providing each company with a 50 percent voting interest in CPMCP. Additionally, CPMCP's Board of Directors is composed of an equal number of representatives from both members. The Company accounts for its interest in CPMCP as a non-consolidated affiliate under the equity method of accounting.

         Both the Company and MCP continue to own and operate their respective production facilities and sell all U.S. production of certain designated sweeteners to CPMCP for exclusive distribution in the United States. Additionally, any designated sweetener production from the Company's Canada and Mexico operations sold into the U.S. is distributed through CPMCP. Sales to CPMCP are made at pre-determined market related prices.

4.       ACQUISITIONS

         On January 5, 2001, the Company increased its ownership in Doosan Corn Products Korea, Inc., its Korean affiliate from 50 to 75 percent. On March 2, 2001, through a multi-step transaction, the Company acquired a controlling 60 percent interest in a tapioca starch and sweetener company in Thailand. Cash paid for the aforementioned acquisitions and other related obligations totaled $75 million during the quarter. Had the acquisitions occurred at the beginning of the year, the effect on the Company's financial statements would not have been significant.



5.       INVENTORIES ARE SUMMARIZED AS FOLLOWS:


         (in millions)                  March 31, 2001      December 31, 2000
                                        --------------      -----------------
Finished and in process................      $108                 $100
Raw materials..........................        64                   95
Manufacturing supplies.................        40                   37
---------------------------------------------------------------------------
Total inventories                            $212                 $232
===========================================================================




                                     10Q-7

6.       SUPPLEMENTAL GEOGRAPHIC INFORMATION

         The Company operates in one business segment - Corn Refining - and is managed on a geographic regional basis. Its North America operations include its wholly owned corn- refining businesses in the United States and Canada, its majority ownership in Mexico and its non-consolidated equity interest in CPMCP. Also included in this group is its North American enzyme business. Its Rest of World operations include corn-refining businesses in South America and businesses, joint ventures and alliances in Asia, Africa and other areas.

TABLE OF GEOGRAPHIC INFORMATION OF NET SALES AND OPERATING INCOME



(in millions)            THREE MONTHS ENDED
                               MARCH 31           CHANGE
                           2001      2000        $       %
                         -------------------------------------
NET SALES
  North America          $280.1    $283.2      (3.1)     (1%)
  Rest of World           174.5     161.0      13.5       8%
                         ------    ------
  Total                  $454.6    $444.2      10.4       2%
                         ======    ======

OPERATING INCOME
  North America            14.2      20.3      (6.1)    (30%)
  Rest of World            29.4      25.7       3.7      14%
  Corporate                (4.0)     (3.2)     (0.8)    (25%)
  Special charge            --      (20.0)     20.0     100%
                         ------    ------
  Total                  $ 39.6    $ 22.8      16.8      74%
                         ======    ======





                                     10Q-8

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000


         NET SALES. First quarter net sales totaled $454.6 million, up 2 percent over 2000 sales of $444.2 million. Improved volume resulted in 10 percent sales growth, which more than offset a 5 percent reduction pertaining to unfavorable currency translation effects resulting from the stronger U.S. dollar and a 2 percent price/mix decline. Excluding the effects of acquisitions, net sales declined approximately 2 percent reflecting unfavorable currency translation effects which more than offset 4 percent sales growth from improved volume in the base business.

         North American net sales for first quarter 2001 were down 1 percent from the prior year period. Sales growth of 4 percent from improved volume was more than offset by a 3 percent price/mix decline primarily in the U.S. and a 2 percent decrease resulting from currency translation. Effective with the start-up of CPMCP (see Note 3 to the Condensed Consolidated Financial Statements), in 2001 the Company began selling certain designated sweetener production destined for sale in the U.S. to CPMCP at predetermined market related prices. CPMCP, a non-consolidated affiliate, sells such sweeteners as well as those provided by MCP, our venture partner, to third parties. Since we account for our interest in CPMCP as a non-consolidated affiliate under the equity method of accounting, our share of the net earnings from CPMCP's operations is reflected in our Condensed Consolidated Statement of Income as income from non-consolidated affiliates.

         In the Rest of World, net sales increased 8 percent from the first quarter of 2000 reflecting significant volume improvement, partially offset by unfavorable currency translation and slightly lower selling prices. Led by the merged Argentine business, volumes increased 22 percent over the comparable period last year. Volumes grew in most markets. Unfavorable currency translation, particularly attributable to the weak Korean won and Brazilian real detracted 12 percent from first quarter 2001 sales.

         COST OF SALES AND OPERATING EXPENSES. Cost of sales for the quarter was up 4 percent from the prior year period reflecting costs associated with higher sales volume and increased energy costs. Our gross profit margin fell to 16.5 percent of net sales from 17.5 percent a year ago, due to higher energy costs, lower by-product selling prices and the previously mentioned equity method of accounting treatment pertaining to our CPMCP venture. Operating expenses for the quarter totaled $39.4 million, an 8 percent increase over first quarter 2000. This increase primarily reflects the inclusion of operating expenses from the Argentine operations that were acquired in late March 2000 and higher general and administrative costs.



                                     10Q-9

         OPERATING INCOME. First quarter 2001 operating income increased 74 percent to $39.6 million from $22.8 million last year. Excluding special charges of $20 million taken in 2000 for workforce reduction, first quarter 2001 operating income decreased 7 percent. North America operating income of $14.2 million was down from $20.3 million in the first quarter of 2000, reflecting lower by-product prices and higher energy costs in the region. Rest of World operating income increased 14 percent over 2000, driven principally by the inclusion of a full quarter of the merged Argentine businesses' results in 2001.

         FINANCING COSTS. Financing costs for the quarter were $15.5 million, 49 percent higher than last year. The increased financing costs reflect higher debt levels associated with acquisition related financing and reduced foreign exchange transaction gains.

         PROVISION FOR INCOME TAXES. The effective tax rate was 35 percent for first quarter 2001, unchanged from the comparable prior year period. The tax rate is estimated based on the expected mix of domestic and foreign earnings for the year.

         MINORITY INTEREST IN EARNINGS. The decrease in minority interest reflects the Company's increased ownership in Doosan Corn Products Korea, Inc., our Korean affiliate, from 50 percent to 75 percent effective January 2001.

         NET INCOME. Net income for first quarter 2001 increased to $12.7 million, or $0.36 per diluted share, from $3.6 million, or $0.10 per share, for first quarter 2000. Excluding the effects of the special charge in the first quarter of 2000, net income for the current quarter decreased $3.9 million, or 23 percent, from the prior year period. This decrease reflects lower gross profit margins in North America and higher financing costs, which more than offset improved Rest of World margins and a decrease in minority interest in earnings of consolidated subsidiaries.

         COMPREHENSIVE INCOME (LOSS). The Company recorded a comprehensive loss of $29 million for first quarter 2001 as compared with comprehensive income of $6 million in the first quarter of 2000. This decrease resulted from the translation of assets and liabilities denominated in local currencies into U.S. dollars, as well as the adoption of SFAS 133. The first quarter 2001 comprehensive loss includes net losses of $11 million, net of tax, resulting from changes in the market value of derivatives and a $31 million negative currency translation adjustment. The unfavorable $31 million currency translation adjustment was related primarily to the negative impact of weakened local currencies in Brazil and Korea versus a strengthening U.S. dollar. First quarter 2000 reflected a positive $3 million currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company's total assets decreased to $2,310 million from $2,339 million at December 31, 2000. The decrease in total assets principally reflects the impact of unfavorable currency translation adjustments on fixed assets in foreign markets, particularly Brazil and Korea.



                                     10Q-10

         Net cash used for operating activities was $4 million for first quarter 2001, compared to $16 million of net cash provided by operating activities in first quarter 2000. The net use of operating cash during the quarter reflects an increase in working capital, due in part, to margin calls on corn futures of approximately $16 million and the recording of $6 million of energy credits relating to a co-generation facility in Stockton, California for which cash payment has yet to be received. Cash used for investing activities totaled $88 million in the first quarter of 2001, reflecting capital expenditures and payments for acquisitions. Capital expenditures for the quarter totaled $13 million, in line with our capital spending plans for 2001. The Company's acquisitions and capital expenditures were funded with proceeds from borrowings.

         The Company has a $340 million 5-year revolving credit facility in the United States through December 2002. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At March 31, 2001, the Company had total debt outstanding of $804 million compared to $720 million at December 31, 2000. The increase in debt is attributable to the funding of acquisitions and capital expenditure spending. The debt outstanding includes: $245 million of borrowings outstanding under the U.S. revolving credit facility at a weighted average interest rate of 6.6 percent for the quarter; $200 million of 8.45 percent senior notes due 2009; and various affiliate indebtedness totaling $359 million which includes borrowings outstanding under local country operating credit lines. The weighted average interest rate on affiliate debt was 8.8 percent for the quarter.

         The Company expects that its operating cash flows and borrowing availability under its credit facilities will be more than sufficient to fund its anticipated capital expenditures, dividends and other investing and/or financing strategies.

         MINORITY INTEREST IN SUBSIDIARIES. Minority interest in subsidiaries decreased to $159 million at March 31, 2001 from $208 million at December 31, 2000. The decrease is mainly attributable to our purchase of the additional 25 percent interest in our Korean business.





                                     10Q-11

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


ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the three months ended March 31, 2001.




                                     10Q-12

                            PART II OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K.

         No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.



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




                                               CORN PRODUCTS INTERNATIONAL, INC.




DATE:             May 10, 2001


                                               By /s/ James Ripley
                                                 -------------------------------
                                                 James Ripley
                                                 Vice President - Finance and
                                                 Chief Financial Officer




DATE:             May 10, 2001


                                               By /s/ Jack Fortnum
                                                 -------------------------------
                                                 Jack Fortnum
                                                 Vice President and Controller -
                                                 Principal Accounting Officer




                                     10Q-14

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

11       Statement re: computation of earnings per share