Form 10-Q
period 2001-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2001-08-13
CIK 1046257

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q
                                  ------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

                 CLASS                              OUTSTANDING AT JULY 31, 2001
         Common Stock, $.01 par value                     35,305,359 shares

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                            Three Months Ended     Six Months Ended
                                                 June 30,               June 30,
                                         ----------------------  --------------------
                                           2001         2000       2001        2000
                                         --------    ----------  --------    --------
Net sales                                $  482.2    $  473.9    $  936.7    $  918.1
Cost of sales                               409.7       389.2       789.2       755.5
                                         --------    --------    --------    --------
Gross profit                                 72.5        84.7       147.5       162.6

Operating expenses                           35.1        34.5        74.5        71.0
Special charges                              --          --          --          20.0
Fees and income from non--consolidated
   affiliates                                (4.8)       (0.7)       (8.8)       (2.1)
                                         --------    --------    --------    --------

Operating income                             42.2        50.9        81.8        73.7

Financing costs                              15.0        12.3        30.6        22.7
                                         --------    --------    --------    --------

Income before taxes                          27.2        38.6        51.2        51.0
Provision for income taxes                    9.5        13.5        17.9        17.8
                                         --------    --------    --------    --------
                                             17.7        25.1        33.3        33.2
Minority interest in earnings                 2.4         5.8         5.4        10.3
                                         --------    --------    --------    --------
Net income                                   15.3        19.3        27.9        22.9
                                         ========    ========    ========    ========

Average common shares outstanding:
Basic                                        35.3        35.2        35.3        35.3
Diluted                                      35.4        35.2        35.4        35.3

Net income per common share:
Basic                                    $   0.43    $   0.55    $   0.79    $   0.65
Diluted                                  $   0.43    $   0.55    $   0.79    $   0.65



See Notes To Condensed Consolidated Financial Statements



                                     10Q-2

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                               AS OF:
           (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)                             JUNE 30,  DECEMBER 31,
                                                                                         2001       2000
                                                                                       ---------  -----------
ASSETS
      Current Assets
           Cash and cash equivalents                                                    $    27    $    41
           Accounts receivable - net                                                        301        274
           Inventories                                                                      211        232
           Prepaid expenses                                                                  15          8
----------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                  554        555
----------------------------------------------------------------------------------------------------------

           Plants and properties - net                                                    1,368      1,407
           Goodwill, net of accumulated amortization                                        314        313
           Deferred tax asset                                                                 2          2
           Investments                                                                       35         28
           Other assets                                                                      38         34
----------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                        2,311      2,339
==========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings and current portion of long-term debt                      230        267
           Accounts payable and accrued liabilities                                         208        219
----------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                             438        486
----------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                           45         47
           Long-term debt                                                                   586        453
           Deferred tax liability                                                           170        185
           Minority interest in subsidiaries                                                152        208
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value none issued                                       --         --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,659,887 issued
                         on June 30, 2001 and December 31, 2000                               1          1
           Additional paid in capital                                                     1,073      1,073
           Less:  Treasury stock (common stock; 2,353,528 and 2,391,913 shares at
                         June 30, 2001 and December 31, 2000, respectively) at cost         (59)       (60)
           Deferred compensation - restricted stock                                          (3)        (3)
           Accumulated comprehensive loss                                                  (244)      (183)
           Retained earnings                                                                152        132
----------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                            920        960
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 2,311    $ 2,339
==========================================================================================================

See Notes To Condensed Consolidated Financial Statements



                                     10Q-3

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(IN MILLIONS)                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                         ------------------      ----------------
                                                           2001      2000         2001     2000
                                                         --------  -------       -------  -------
Net Income                                                 $ 15     $ 19         $  28     $ 23
Comprehensive income/loss:
    Gain (loss) on cash flow hedges:
          Cumulative effect of adoption of SFAS 133,
           net of tax                                       --        --            14       --
          Current period gain (loss) on cash flow
           hedges, net of tax                              (15)       --           (40)      --
    Currency translation adjustment                         (4)      (16)          (35)     (13)
                                                          ----      ----         -----    -----
Comprehensive income (loss)                               $ (4)     $  3         $ (33)   $  10
                                                          ====      ====         =====    =====




                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(IN MILLIONS)                                ADDITIONAL                                    ACCUMULATED
                                  COMMON       PAID-IN     TREASURY       DEFERRED        COMPREHENSIVE      RETAINED
                                  STOCK        CAPITAL       STOCK      COMPENSATION      INCOME (LOSS)      EARNINGS
                                ----------- -------------- ----------- ---------------- ------------------ -------------
Balance, December 31, 2000           $1          $1,073         $(60)        $(3)                 $(183)        $132
   Net income for the period                                                                                      28
   Dividends declared                                                                                             (8)
   Cumulative effect of
     adoption of SFAS 133,
     net of tax                                                                                      14
   Current period gain (loss)
     on cash flow hedges, net
     of tax                                                                                         (40)
   Translation adjustment                                                                           (35)
   Other                                                           1
                                ----------- -------------- ----------- ---------------- ------------------ -------------
Balance, June 30, 2001               $1          $1,073         $(59)        $(3)                 $(244)        $152
                                ----------- -------------- ----------- ---------------- ------------------ -------------

See Notes To Condensed Consolidated Financial Statements



                                     10Q-4

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


           (IN MILLIONS)                                                                 FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                            2001         2000
                                                                                         ----------   -----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net income                                                                               $  28        $  23
    Non-cash charges (credits) to net income:
         Depreciation and amortization                                                          66           69
         Minority interest in earnings                                                           5           10
         Income from non-consolidated affiliates                                                (8)          (1)
         Loss on disposal of fixed assets                                                        1            3
    Changes in trade working capital, net of effect of acquisitions:
          Accounts receivable and prepaid items                                                (40)           7
          Inventories                                                                           15          (26)
          Accounts payable and accrued liabilities                                             (46)         (20)
    Other                                                                                       (3)         (12)
----------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                                   18           53
----------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures, net of proceeds on disposal                                       (39)         (56)
       Payments for acquisitions, net of cash acquired                                         (77)        (117)
----------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                                    (116)        (173)
----------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
       Proceeds from borrowings                                                                122          231
       Payments on debt                                                                        (21)         (67)
       Dividends paid                                                                          (15)          (7)
       Common stock repurchased                                                               --            (44)
----------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                   86          113
----------------------------------------------------------------------------------------------------------------

    Decrease in cash and cash equivalents                                                      (12)          (7)
    Effect of foreign exchange rate changes on cash                                             (2)           1
    Cash and cash equivalents, beginning of period                                              41           41
----------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                 $  27        $  35
================================================================================================================


See Notes to Condensed Consolidated Financial Statements





                                     10Q-5

                        CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         References to the "Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-K for the year ended December 31, 2000.

         The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 2001 and 2000 and the financial position of the Company as of June 30, 2001 and December 31, 2000. The results for the three months and the six months ended June 30, 2001 are not necessarily indicative of the results expected for the year.

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

         The Company uses derivative financial instruments to minimize the exposure of price risk related to corn and natural gas purchases used in the manufacturing process. The derivative financial instruments consist of open futures contracts and options traded through regulated commodity exchanges and are valued at fair value in the June 30, 2001 Condensed Consolidated Balance Sheet. The contracts used to mitigate the price risk related to corn and natural gas purchases are designated as effective cash flow hedges for a portion of the corn and natural gas usage over the next twelve months. Unrealized gains and losses associated with marking the contracts to market are recorded as a component of other comprehensive income (loss) and included in the stockholders' equity section of the balance sheet as part of accumulated comprehensive income
(loss). These gains and losses are recognized in earnings in the month in which the related corn and natural gas is used, or in the month a hedge is determined to be ineffective. At June 30, 2001, the Company's accumulated comprehensive income (loss) account included $26 million of unrealized losses, net of a $14 million tax benefit, related to future transactions, which are expected to be recognized in earnings within the next twelve months. There were no ineffective hedges for the first half of 2001.


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

         Sales to CPMCP are recognized at the time title to the goods and all risks of ownership transfer to CPMCP. The Company maintains a reserve for intercompany profit on sales to CPMCP until the risk of ownership and title to the product pass from CPMCP to its customers.

         The Company records its share of CPMCP's net earnings as earnings from a non-consolidated affiliate. The amount recorded represents our allocated share of the net earnings of CPMCP based upon the precentage of designated product volumes supplied to CPMCP by Corn Products International, Inc.


4.       INVENTORIES ARE SUMMARIZED AS FOLLOWS:


                                                   At                   At
                                              June 30, 2001       December 31, 2000
                                              -------------       -----------------
Finished and in process.......................     $ 95               $100
Raw materials.................................       76                 95
Manufacturing supplies and other..............       40                 37
-------------------------------------------------------------------------
Total Inventories.............................     $211               $232
==========================================================================



                                     10Q-7

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

TABLE OF GEOGRAPHIC INFORMATION OF NET SALES AND OPERATING INCOME


(In millions)                    THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                    2001           2000            2001           2000
                                 --------------------------      ------------------------
NET SALES
  North America                    $316.6         $297.4          $596.7         $580.6
  Rest of the World                 165.6          176.5           340.0          337.5
                                   ------         ------          ------         ------
  Total                            $482.2         $473.9          $936.7         $918.1
                                   ======         ======          ======         ======

OPERATING INCOME
  North America                    $ 17.5         $ 23.9          $ 31.7         $ 44.1
  Rest of the World                  28.5           30.6            57.9           56.3
  Corporate                         (3.8)           (3.6)           (7.8)          (6.7)
  Special Charges                     --             --               --          (20.0)
                                   ------         ------          ------         ------
  Total                            $ 42.2         $ 50.9          $ 81.8         $ 73.7
                                   ======         ======          ======         ======



                                     10Q-8

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001
    WITH COMPARATIVES FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000



RESULTS OF OPERATIONS

         NET SALES. Second quarter net sales totaled $482 million, up 2 percent over 2000 sales of $474 million, reflecting a 5 percent volume increase and a 2 percent price/mix improvement, which more than offset a 5 percent reduction attributable to foreign currency translation. For the six months, net sales grew 2 percent to $937 million, on 7 percent higher volumes partially offset by unfavorable effects of foreign currency translation.

         North American net sales were up 6 percent for the three months ended June 30, 2001 from the same period last year. The increase in sales was mainly attributable to higher volumes. Modest price/mix gains were largely offset by unfavorable currency translation effects. North American sales for the first half of 2001 increased 3 percent over last year driven primarily by a 4 percent volume increase. Effective with the start-up of CPMCP (see Note 3 to the Condensed Consolidated Financial Statements), in 2001 the Company began selling certain designated sweetener production destined for sale in the U.S. to CPMCP at pre-determined market related prices. CPMCP, a non-consolidated affiliate, sells such sweeteners as well as those provided by MCP, our venture partner, to third parties. Since we account for our interest in CPMCP as a non-consolidated affiliate under the equity method of accounting, our share of the net earnings from CPMCP's operations is reflected in our Condensed Consolidated Statement of Income as income from non-consolidated affiliates.

         In the Rest of World, net sales decreased 6 percent from the second quarter of 2000 as a 4 percent increase in volumes and a 2 percent price/mix improvement was more than offset by the effect of unfavorable exchange rates throughout the region. For the six months ended June 30, 2001, net sales were 1 percent higher than last year. A 12 percent increase in volumes and a 2 percent price/mix improvement were largely offset by unfavorable exchange rates in the region.

         COST OF SALES AND OPERATING EXPENSES. Cost of sales for the second quarter and first half of 2001 increased 5 percent and 4 percent, respectively, from the prior year periods, reflecting higher energy costs and costs associated with increased volume. For the current quarter, gross profit margins fell to
15.0 percent of net sales from 17.9 percent last year. For first half 2001, gross profit margins were 15.7 percent compared with 17.7 percent last year. The reductions in the gross profit margins reflect higher energy costs, lower by-product selling prices and the impact of the previously mentioned equity method of accounting treatment pertaining to our CPMCP joint venture.

         Operating expenses for the quarter totaled $35.1 million, a 2 percent increase over 2000, remaining at a constant 7 percent of net sales. Corporate expenses remained consistent




                                     10Q-9
with 2000 levels. For the six months, operating expenses totaled $74.5 million, a 5 percent increase over 2000. This increase primarily reflects the inclusion of a full six months of costs, in the current year, from the Argentine operations that were acquired in March 2000 and higher general and administrative expenses.

         OPERATING INCOME. Second quarter 2001 operating income decreased 17 percent to $42.2 million from $50.9 million last year. North America operating income of $17.5 million decreased 27 percent from $23.9 million in the second quarter of 2000, reflecting higher energy costs and lower by-product selling prices throughout the region. Rest of World operating income of $28.5 million for the second quarter of 2001 decreased 7 percent from $30.6 million in the second quarter of 2000 due also to higher energy costs as well as to unfavorable foreign currency exchange rates. For the six months, operating income increased 11 percent from 2000 to $81.8 million from $73.7 million in 2000. Excluding special charges taken in 2000 for workforce reduction, operating income declined 13 percent to $81.8 million from $93.7 million in 2000. North America operating income decreased 28 percent to $31.7 million from $44.1 million in 2000, reflecting the higher energy costs and lower by-product selling prices across North American markets. Rest of World operating income increased 3 percent to $57.9 million from $56.3 million last year, driven principally by the inclusion of a full six months of the merged Argentine businesses' results in 2001.

         FINANCING COSTS. Financing costs for the second quarter of 2001 were $15.0 million, up from $12.3 million in the comparable period last year. Year-to-date financing costs rose to $30.6 million from $22.7 million in 2000. The increased financing costs primarily reflect lower capitalized interest, an increase in foreign currency transaction losses and the effect of acquisition related borrowings, partially offset by lower interest rates.

         PROVISION FOR INCOME TAXES. The effective tax rate remained at 35 percent for the second quarter and first half of 2001, unchanged from the corresponding prior year periods. The tax rate is estimated based on the expected mix of domestic and foreign earnings for the year.

         MINORITY INTEREST IN EARNINGS. The decrease in minority interest for the second quarter and first half of 2001 mainly reflects the Company's increased ownership in Doosan Corn Products Korea, Inc., our Korean affiliate, from 50 percent to 75 percent effective January 2001.

         NET INCOME. Net income for the quarter ended June 30, 2001, declined 21 percent to $15.3 million, or $0.43 per diluted share, from $19.3 million, or $0.55 per diluted share, in the second quarter of 2000. The decrease is attributable to lower operating margins mainly due to higher energy costs, lower by-product selling prices and foreign currency weakness, as well as to higher financing costs. For the six months ended June 30, 2001, net income increased 22 percent to $27.9 million, or $0.79 per diluted share, from $22.9 million, or $0.65 per diluted share, in the first six months of 2000. Excluding the effects of the special charges taken in 2000, net income for the first half of 2001 declined 22 percent from $35.9 million, or $1.02 per diluted share in 2000.

         COMPREHENSIVE INCOME (LOSS). The Company recorded a comprehensive loss of $4 million for the second quarter of 2001 as compared with comprehensive income of $3 million last year. The decrease resulted from lower net income and losses recorded on cash flow hedges, partially offset by a $12 million favorable variance in the currency translation adjustment. For the first half of 2001, the Company recorded a comprehensive loss of $33




                                     10Q-10
million compared to comprehensive income of $10 million in the prior year period. The decrease reflects net losses on cash flow hedges and unfavorable currency translation adjustments. The negative $35 million currency translation adjustment for the six months ended June 30, 2001, compares to a negative $13 million adjustment in the year ago period. The unfavorable $35 million currency translation adjustment related primarily to the negative impact of weakened local currencies, particularly in Brazil and Korea, versus a strengthening U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company's total assets decreased to $2,311 million from $2,339 million at December 31, 2000. The decrease in total assets principally reflects the impact of unfavorable currency translation adjustments on fixed assets in foreign markets, particularly Brazil and Korea.

         For the six months ending June 30, 2001, net cash provided by operating activities was $18 million, compared to $53 million in the first half of 2000, reflecting an increase in working capital, due in part, to margin calls on corn futures of approximately $11 million, $8 million of energy credit receivables relating to a co-generation facility in Stockton, California and approximately $12 million of receivables due from CPMCP. Cash used for investing activities totaled $116 million for the first six months of 2001, reflecting capital expenditures and payments for acquisitions. First half 2001 capital expenditures of $39 million are in line with our capital spending plans for 2001. The Company's acquisitions and capital expenditures were funded principally through borrowings.

         The Company has a $340 million 5-year revolving credit facility in the United States due December 2002. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At June 30, 2001, the Company had total debt outstanding of $816 million compared to $720 million at December 31, 2000. The increase in debt is mainly attributable to the funding of acquisitions and capital expenditures. The debt outstanding includes: $261 million outstanding under the U.S. revolving credit facility at a weighted average interest rate of 5.7 percent for the six months ended June 30, 2001; $200 million of 8.45 percent senior notes due 2009; and various affiliate indebtedness totaling $355 million which includes borrowings outstanding under local country operating credit lines. The weighted average interest rate on affiliate debt was approximately 8.5 percent for the first half of 2001.

         The Company expects that its operating cash flows and borrowing availability under its credit facilities will be more than sufficient to fund its anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

         MINORITY INTEREST IN SUBSIDIARIES. Minority interest in subsidiaries decreased $56 million to $152 million at June 30, 2001 from $208 million at December 31, 2000. The decrease is mainly attributable to our purchase of the additional 25 percent interest in our Korean business.



                                     10Q-11

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. Management has assessed the impact of the adoption of SFAS 141 on the consolidated financial statements and believes the impact will not be material.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q report contains or may contain certain forward-looking statements concerning the Company's financial position, business and future prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs and biotechnology issues; and increased competitive and/or customer pressure in the corn refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.



                                     10Q-12

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the three and six months ended June 30, 2001.



                                     10Q-13

                            PART II OTHER INFORMATION

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 16, 2001, the following matters were submitted to a vote of security holders. The number of votes cast for, against, or withheld, and the number of abstentions as to each such matter were as follows:

         1.  ELECTION OF DIRECTORS

             The following nominees for election as Directors of the Company were elected for terms expiring in the year indicated:

                       Name             Term Expires       Votes For      Votes Withheld
                       ----             ------------       ---------      --------------
              Karen L. Hendricks             2004          29,747,545          152,869
              Bernard H. Kastory             2004          29,784,766          115,648
              Samuel C. Scott III            2004          29,804,504           95,910

              The other following Directors of the Company are continuing in office for terms expiring in the year indicated:

                                    Name                       Term Expires
                                    ----                       ------------
                           Alfred C. DeCrane, Jr.                  2002
                           Guenther E. Greiner                     2002
                           Richard G. Holder                       2002
                           Konrad Schlatter                        2002
                           Ignacio Aranguren-Castiello             2003
                           Ronald M. Gross                         2003
                           William S. Norman                       2003
                           Clifford B. Storms                      2003

         2.   RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

              The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for 2001 with 29,767,502 votes cast in favor, 102,539 votes cast against and 30,374 votes abstained.




                                     10Q-14

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.



All other items hereunder are omitted because either such item is inapplicable or the response is negative.





                                     10Q-15

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CORN PRODUCTS INTERNATIONAL, INC.




DATE:    August 13, 2001


                                         By /s/ James Ripley
                                           -------------------------------------
                                           James Ripley
                                           Vice President - Finance,
                                           Chief Financial Officer and
                                           Principal Accounting Officer




                                     10Q-16

                                  EXHIBIT INDEX


NUMBER        DESCRIPTION OF EXHIBIT
------        ----------------------
11            Statement re: computation of earnings per share





                                     10Q-17