Form 10-Q
period 2001-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2001-11-13
CIK 1046257

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                    CLASS                  OUTSTANDING AT OCTOBER 31, 2001
         Common Stock, $.01 par value             35,336,562 shares


                                     10Q-1

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    ------------------    --------------------
                                      2001      2000        2001        2000
                                    ------------------    --------------------
Net sales                           $ 474.5    $ 479.3    $1,411.3    $1,397.5
Cost of sales                         390.4      405.9     1,179.7     1,161.4
                                    ------------------    --------------------
Gross profit                           84.1       73.4       231.6       236.1

Operating expenses                     40.8       34.8       115.4       105.9
Special charges                          --         --          --        20.0
Fees and income from non--
   consolidated affiliates             (3.7)      (1.5)      (12.6)       (3.6)
                                    ------------------    --------------------

Operating income                       47.0       40.1       128.8       113.8

Financing costs                        14.8       14.0        45.3        36.7
                                    ------------------    --------------------

Income before taxes                    32.2       26.1        83.5        77.1
Provision for income taxes             11.3        9.1        29.2        27.0
                                    ------------------    --------------------
                                       20.9       17.0        54.3        50.1
Minority interest in earnings           1.4        4.4         6.9        14.6
                                    ------------------    --------------------
Net income                          $  19.5    $  12.6    $   47.4    $   35.5
                                    ==================    ====================

Average common shares outstanding:
Basic                                  35.3       35.2        35.3        35.3
Diluted                                35.5       35.2        35.4        35.3


Net income per common share:
Basic                               $  0.55    $  0.36    $   1.34    $   1.01
Diluted                             $  0.55    $  0.36    $   1.34    $   1.01


See Notes To Condensed Consolidated Financial Statements


                                      10Q-2

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS EXCEPT SHARE AND                            AS OF:
PER SHARE AMOUNTS)                         SEPTEMBER 30,           DECEMBER 31,
                                              2001                     2000
                                           -------------           ------------
ASSETS
      Current Assets
           Cash and cash equivalents         $    20                  $    41
           Accounts receivable - net             294                      274
           Inventories                           224                      232
           Prepaid expenses                       10                        8
-----------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                       548                      555
-----------------------------------------------------------------------------

           Plants and properties - net         1,328                    1,407
           Goodwill, net of accumulated
             amortization                        316                      313
           Deferred tax asset                      2                        2
           Investments                            38                       28
           Other assets                           34                       34
-----------------------------------------------------------------------------
      TOTAL ASSETS                             2,266                    2,339
=============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings and
             current portion of
             long-term debt                      191                      267
           Accounts payable and
             accrued liabilities                 207                      219
-----------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                  398                      486
-----------------------------------------------------------------------------
           Non-current liabilities                44                       47
           Long-term debt                        571                      453
           Deferred tax liability                180                      185
           Minority interest in subsidiaries     153                      208
STOCKHOLDERS' EQUITY
           Preferred stock - authorized
                   25,000,000 shares-$0.01
                   par value-none issued          --                       --
           Common stock - authorized
                   200,000,000 shares-$0.01
                   par value - 37,659,887
                   issued at September 30,
                   2001 and December 31,
                   2000                            1                        1
           Additional paid in capital          1,073                    1,073
           Less: Treasury stock (common
                   stock; 2,319,793 and
                   2,391,913 shares at
                   September 30, 2001 and
                   December 31, 2000,
                   respectively) at cost         (58)                     (60)
           Deferred compensation -
             restricted stock                     (3)                      (3)
           Accumulated comprehensive loss       (262)                    (183)
           Retained earnings                     169                      132
-----------------------------------------------------------------------------
      Total stockholders' equity                 920                      960
-----------------------------------------------------------------------------
Total liabilities and stockholders' equity   $ 2,266                  $ 2,339
=============================================================================
See Notes To Condensed Consolidated Financial Statements


                                      10Q-3

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOMENTS


(IN MILLIONS )                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                           ------------------   ------------------
                                                            2001        2000     2001        2000
                                                           ------      ------   ------      ------
Net Income                                                 $   19      $   13   $   47      $   36
Comprehensive income/loss:
    Gain (loss) on cash flow hedges:
          Cumulative effect of adoption of SFAS 133,
           net of tax                                          --          --       14          --
          Current period gain (loss) on cash flow
           hedges, net of tax                                   7          --      (33)         --
    Currency translation adjustment                           (25)         (9)     (60)        (22)
                                                           ------      ------   ------      ------
Comprehensive income (loss)                                $    1      $    4     ($32)     $   14
                                                           ======      ======   ======      ======




                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(IN MILLIONS)                            ADDITIONAL                            ACCUMULATED
                                COMMON    PAID-IN    TREASURY    DEFERRED     COMPREHENSIVE   RETAINED
                                STOCK     CAPITAL     STOCK    COMPENSATION   INCOME (LOSS)   EARNINGS
                                ----------------------------------------------------------------------
Balance, December 31, 2000      $    1     $1,073     $(60)        $(3)           $(183)        $132
   Net income for the period                                                                      47
   Dividends declared                                                                            (10)
   Cumulative effect of
     adoption of SFAS 133,
     net of tax                                                                      14
   Current period gain (loss)
     on cash flow hedges, net
     of tax                                                                         (33)
   Translation adjustment                                                           (60)
   Other                                                 2
                                --------------------------------------------------------------------
Balance, September 30, 2001     $    1     $1,073     $(58)        $(3)           $(262)        $169
                                --------------------------------------------------------------------


See Notes To Condensed Consolidated Financial Statements


                                     10Q-4

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           (IN MILLIONS)                             FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      2001                2000
                                                      ------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES

    Net income                                        $ 47                $ 35
    Non-cash charges (credits) to net income:
         Depreciation and amortization                  98                 104
         Minority interest in earnings                   7                  15
         Income from non-consolidated affiliates       (11)                 (1)
         Loss on disposal of fixed assets               --                   3
    Changes in trade working capital, net of
      effect of acquisitions:
          Accounts receivable and prepaid items        (34)                  4
          Inventories                                   (2)                 (5)
          Accounts payable and accrued liabilities     (34)                (35)
    Other                                               11                 (16)
------------------------------------------------------------------------------
    Net cash provided by operating activities           82                 104
------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures, net of proceeds
         on disposal                                   (57)                (96)
       Payments for acquisitions, net of cash
         acquired                                      (78)               (117)
------------------------------------------------------------------------------
    Net cash used for investing activities            (135)               (213)
------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
       Proceeds from borrowings                        126                 259
       Payments on debt                                (73)               (101)
       Dividends paid                                  (19)                (11)
       Issuance (repurchase) of common stock             1                 (44)
------------------------------------------------------------------------------
    Net cash provided by financing activities           35                 103
------------------------------------------------------------------------------

    Decrease in cash and cash equivalents              (18)                 (6)
    Effect of foreign exchange rate changes on cash     (3)                  1
    Cash and cash equivalents, beginning of period      41                  41
------------------------------------------------------------------------------
    Cash and cash equivalents, end of period          $ 20                $ 36
==============================================================================


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

         The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended September 30, 2001 and 2000 and the financial position of the Company as of September 30, 2001 and December 31, 2000. The results for the three months and the nine months ended September 30, 2001 are not necessarily indicative of the results expected for the year.

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

         The Company uses derivative financial instruments to minimize the exposure of price risk related to corn and natural gas purchases used in the manufacturing process. The derivative financial instruments consist of open futures contracts and options traded through regulated commodity exchanges and are valued at fair value in the September 30, 2001 Condensed Consolidated Balance Sheet. The contracts used to mitigate the price risk related to corn and natural gas purchases are designated as effective cash flow hedges for a portion of the corn and natural gas usage over the next twelve months. Unrealized gains and losses associated with marking the contracts to market are recorded as a component of other comprehensive income (loss) and included in the stockholders' equity section of the balance sheet as part of accumulated comprehensive income
(loss). These gains and losses are recognized in earnings in the month in which the related corn and natural gas is used, or in the month a hedge is determined to be ineffective. At September 30, 2001, the Company's accumulated comprehensive income (loss) account included $19 million of unrealized losses, net of a $10 million tax benefit, related to future transactions, which are expected to be recognized in earnings within the next twelve months. There were no ineffective hedges for the first nine months of 2001.


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

         Both the Company and MCP continue to own and operate their respective production facilities and sell all U.S. production of certain designated sweeteners to CPMCP for exclusive distribution in the United States. Additionally, any designated sweetener production from the Company's Canada and Mexico operations sold into the U.S. is distributed through CPMCP. Sales to CPMCP are made at contracted market related prices.

         Sales to CPMCP are recognized at the time title to the goods and all risks of ownership transfer to CPMCP. The Company eliminates 100 percent of the profit associated with sales to CPMCP until the risk of ownership and title to the product pass from CPMCP to its customers.

         The Company records its share of CPMCP's net earnings as earnings from a non-consolidated affiliate. The amount recorded represents our allocated share of the net earnings of CPMCP based upon the percentage of designated product volumes supplied to CPMCP by the Company as compared to the total designated product volumes supplied to CPMCP by the Company and our venture partner, MCP.

4.       ACQUISITIONS

         On January 5, 2001, the Company increased its ownership in Doosan Corn Products Korea, Inc., its consolidated Korean affiliate, from 50 to 75 percent for $65 million in cash. The Company recorded $10 million of goodwill related to the purchase. On March 2, 2001, through a multi-step transaction the Company acquired a controlling 60 percent interest in a tapioca starch and sweetener company in Thailand. Cash paid for the aforementioned acquisitions and other related obligations totaled $78 million during the year. Had the acquisitions occurred at the beginning of the year, the effect on the Company's financial statements would not have been significant.

5.       INVENTORIES ARE SUMMARIZED AS FOLLOWS:  At                At
                                            September 30,     December 31,
                                                2001              2000
                                                ----              ----
Finished and in process..................       $103              $100
Raw materials............................         83                95
Manufacturing supplies and other.........         38                37
------------------------------------------------------------------------------
Total Inventories........................       $224              $232
==============================================================================


                                     10Q-7

6.       SEGMENT INFORMATION

         The Company operates in one business segment - Corn Refining - and is managed on a geographic regional basis. Its North America operations include corn-refining businesses in the United States, Canada and Mexico and its non-consolidated equity interest in CPMCP. Also included in this group is its North American enzyme business. Its Rest of World operations have been separated into South America and Asia/Africa. Previously, such operations were combined and reported as Rest of World. Prior year information is presented for comparability purposes. Its South America operations include corn-refining businesses in Brazil, Argentina, Colombia, Chile, Ecuador and Uruguay. Its Asia/Africa operations include corn-refining businesses in Korea, Pakistan, Malaysia, Thailand and Kenya.


                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER  30,             SEPTEMBER 30,
(In millions )                    2001       2000            2001       2000
                                ------------------         -------------------
NET SALES
  North America                 $ 310.7    $ 295.4         $  907.4  $   876.0
  Rest of World:
     South America                105.5      119.5            326.4      330.1
     Asia/Africa                   58.3       64.4            177.5      191.4
                                ----------------------------------------------
  Total                         $ 474.5    $ 479.3         $1,411.3  $ 1,397.5
                                ==============================================

OPERATING INCOME
  North America                 $  17.5    $  11.7         $   49.2  $    56.7
  Rest of World:
     South America                 16.3       15.6             50.7       42.8
     Asia/Africa                   11.3       13.9             34.8       43.1
  Corporate                        (3.5)      (1.1)           (11.3)      (8.8)
  Non-recurring income, net         5.4          -              5.4          -
  Special Charges                     -          -                -      (20.0)
                                ----------------------------------------------
  Total                         $  47.0    $  40.1         $  128.8  $   113.8
                                ==============================================




                                        AT                         AT
(In millions )                  SEPTEMBER 30, 2001          DECEMBER 31, 2000

                                ------------------         -------------------
Total Assets
  North America                      $ 1,384                    $ 1,396
  Rest of World:
     South America                       578                        647
     Africa/Asia                         304                        296
                                ------------------         -------------------
  Total                              $ 2,266                    $ 2,339
                                ==================         ===================


                                     10Q-8

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 WITH COMPARATIVES FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000


Results of Operations
---------------------

         NET INCOME. Net income for the quarter ended September 30, 2001 increased to $19.5 million, or $0.55 per diluted share, from $12.6 million, or $0.36 per diluted share, in the third quarter of 2000. The current period results include $5.4 million ($3.5 million after-tax) of non-recurring earnings from a tax refund, net of certain one-time charges. Excluding the non-recurring income, the Company earned $16.0 million, or $0.45 per diluted per share in the current quarter, up 27 percent from the $12.6 million earned in the comparable prior year period. This earnings increase was principally due to higher by-products selling prices, slightly improved sales volumes and lower minority interest, partially offset by foreign currency weakness and increased financing costs. Net income for the nine months ended September 30, 2001 increased to $47.4 million, or $1.34 per diluted share, from $35.5 million, or $1.01 per diluted share in the prior year period. Excluding the previously mentioned non-recurring earnings from the current year results and the special charges recorded in 2000 for workforce reduction, the Company earned $43.9 million, or $1.24 per diluted share for the first nine months of 2001, down from the $48.5 million, or $1.37 per diluted share earned in the comparable prior year period.

         NET SALES. Third quarter net sales totaled $475 million, down 1 percent from third quarter 2000 sales of $479 million, reflecting a 6 percent reduction attributable to foreign currency translation, which more than offset 2 percent volume growth and a 3 percent price/mix improvement (largely due to higher by-product prices). For the first nine months of 2001, net sales increased 1 percent to $1,411 million, reflecting 5 percent volume growth and a 2 percent price/mix improvement, which more than offset a 6 percent decline attributable to weaker foreign currencies.

         North American net sales were up 5 percent for the three months ended September 30, 2001 from the same period last year. The increase in sales was mainly attributable to improved by-product prices and, to a lesser extent, a 1 percent volume increase. For the first nine months of 2001 North American sales increased 4 percent from last year driven by 3 percent volume growth and a 1 percent price/mix improvement. Effective with the start-up of CPMCP (see Note 3 to the Condensed Consolidated Financial Statements), in 2001 the Company began selling certain designated sweetener production destined for sale in the U.S. to CPMCP at contracted market related prices. CPMCP, a non-consolidated affiliate, sells such sweeteners as well as those provided by MCP, our venture partner, to third parties. Since we account for our interest in CPMCP as a non-consolidated affiliate under the equity method of accounting, our share of the net earnings from CPMCP's operations is reflected in our Condensed Consolidated Statement of Income as income from non-consolidated affiliates.

         In the Rest of World, net sales decreased 11 percent from third quarter 2000 as a 14 percent reduction attributable to weaker foreign currencies more than offset a 3 percent volume improvement driven by new business growth. For the nine months ended September 30, 2001, net sales were 3 percent lower than last year as unfavorable foreign currency translation effects



                                     10Q-9
attributable to weaker foreign currencies more than offset 9 percent volume growth and a 3 percent price/mix improvement.

         COST OF SALES AND OPERATING EXPENSES. Cost of sales for third quarter 2001 decreased 4 percent from third quarter 2000 reflecting the effect of certain non-recurring items. Excluding the effect of the non-recurring items, cost of sales for the third quarter 2001 declined 1 percent from third quarter 2000 and gross margins were 15.5 percent, up slightly from 15.3 percent last year. For the first nine months of 2001, cost of sales increased 2 percent from the year ago period. Excluding the effect of the non-recurring items, cost of sales for the first nine months of 2001 increased 3 percent from the year ago period and gross margins declined to 15.7 percent from 16.9 percent last year. The reduction in the gross profit margin principally reflects higher energy costs and lower first half 2001 by-product selling prices.

         Operating expenses for third quarter 2001 increased to $40.8 million from $34.8 million last year, primarily due to the recording of certain non-recurring costs. Excluding the effect of the non-recurring costs, operating expenses totaled $35.5 million, representing 7.5 percent of net sales, up slightly from 7.3 percent last year. Corporate expenses were $2.4 million higher than last year primarily reflecting the effect of a reduction in the provision for incentive plans that occurred in third quarter 2000. For the nine months ended September 30, 2001 operating expenses increased to $115.4 million from $105.9 million a year ago. Excluding the non-recurring costs, operating expenses totaled $110.1 million, representing 7.8 percent of net sales, up from 7.6 percent last year. This increase primarily reflects the effect of the previously mentioned reduction in the prior year provision for incentive plans and the inclusion of a full nine months of costs, in the current year, from the Argentine operations that were acquired in March 2000.

         OPERATING INCOME. Third quarter 2001 operating income, which includes the $5.4 million of non-recurring earnings, increased 17 percent to $47.0 million from $40.1 million last year. Excluding the non-recurring earnings, operating income increased 4 percent to $41.6 million from $40.1 million. North America operating income of $17.5 million increased 50 percent from $11.7 million in the third quarter of 2000, reflecting higher by-product selling prices and improved volume. Rest of World operating income of $27.6 million for third quarter 2001 decreased 6 percent from $29.5 million in the prior year period due mainly to unfavorable foreign currency exchange rates. For the first nine months of 2001, operating income increased 13 percent to $128.8 million from $113.8 million in 2000. Excluding the non-recurring earnings recorded this year and the special charges taken in 2000 for workforce reduction, operating income declined 8 percent to $123.4 million from $133.8 million in 2000. North America operating income decreased 13 percent to $49.2 million from $56.7 million in 2000, reflecting higher energy costs and lower first half 2001 by-product selling prices across North American markets. Rest of World operating income was virtually unchanged from the year ago period as increased earnings from our operations in the Southern Cone of South America were offset by reduced earnings at our Brazil and Asia/Africa operations largely due to local currency weakness.

         FINANCING COSTS. Financing costs for third quarter 2001 were $14.8 million, up from $14.0 million in the comparable period last year. Year-to-date financing costs rose to $45.3 million from $36.7 million in 2000. The increased financing costs primarily reflect lower capitalized interest, an increase in foreign currency transaction losses and the effect of acquisition related borrowings, partially offset by lower interest rates.



                                     10Q-10

         PROVISION FOR INCOME TAXES. The effective tax rate remained at 35 percent for the third quarter and first nine months of 2001, unchanged from the corresponding prior year periods. The estimated tax rate is based on the expected mix of domestic and foreign earnings for the full year.

         MINORITY INTEREST IN EARNINGS. The decrease in minority interest for the third quarter and first nine months of 2001 mainly reflects the Company's increased ownership in Doosan Corn Products Korea, Inc., our Korean affiliate, from 50 percent to 75 percent effective January 2001.

         COMPREHENSIVE INCOME (LOSS). The Company recorded comprehensive income of $1 million for third quarter 2001 as compared with comprehensive income of $4 million last year. The decrease resulted from a $16 million unfavorable variance in the currency translation adjustment, partially offset by improved net income and gains from cash flow hedges, net of income taxes. For the first nine months of 2001, the Company recorded a comprehensive loss of $32 million compared to comprehensive income of $14 million in the prior year period. The decrease principally reflects net losses on cash flow hedges and unfavorable currency translation adjustments. The negative $60 million currency translation adjustment for the nine months ended September 30, 2001, compares to a negative $22 million adjustment in the year ago period. The unfavorable $60 million currency translation adjustment related primarily to the negative impact of weakened local currencies, particularly in Brazil, versus a strengthening U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company's total assets decreased to $2,266 million from $2,339 million at December 31, 2000. The decline in total assets principally reflects a decrease in plants and properties-net attributable to depreciation and the unfavorable impact of weakened lower currencies, particularly in Brazil, partially offset by capital expenditures.

          For the nine months ended September 30, 2001, net cash provided by operating activities was $82 million, compared to $104 million in the prior year period, reflecting an increase in working capital, due in part, to margin calls on corn futures of approximately $12 million, $8 million of energy credit receivables relating to a co-generation facility in Stockton, California and approximately $10 million of receivables due from CPMCP. The Company will continue to hedge its corn purchases through the use of corn futures contracts and accordingly, will be required to make or be entitled to receive cash deposits for margin calls depending on the movement in the market price for corn. Cash used for investing activities totaled $135 million for the first nine months of 2001, reflecting capital expenditures and payments for acquisitions. Capital expenditures of $57 million for the first nine months of 2001 are in line with our capital spending plans of approximately $90 million for the full year. The Company's acquisitions and capital expenditures were funded by operating cash flows and borrowings.

         The Company has a $340 million 5-year revolving credit facility in the United States due December 2002. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At September 30, 2001, the Company had total debt outstanding of $762 million compared to $720 million at December 31, 2000. The increase in debt is mainly attributable to the funding of acquisitions. The debt outstanding includes: $255 million outstanding under the U.S. revolving credit facility at a weighted average interest rate of 5.1 percent for the nine months ended September 30, 2001; $200 million of 8.45 percent senior



                                     10Q-11
notes due 2009; and various affiliate indebtedness totaling $307 million which includes borrowings outstanding under local country operating credit lines. The weighted average interest rate on affiliate debt was approximately 8.5 percent for the first nine months of 2001.

         The Company expects that its operating cash flows and borrowing availability under its credit facilities will be more than sufficient to fund its anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

         MINORITY INTEREST IN SUBSIDIARIES. Minority interest in subsidiaries decreased $55 million to $153 million at September 30, 2001 from $208 million at December 31, 2000. The decrease is mainly attributable to our purchase of the additional 25 percent interest in our Korean business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of SFAS 141 be accounted for using only the purchase method. SFAS 141 was adopted for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the consolidated financial statements.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 stipulates that goodwill should no longer be amortized and instead be subject to impairment assessment. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Except for the requirement to discontinue the recording of goodwill amortization (which approximates $11 million annually), management currently believes that the adoption of SFAS 142 will not have a material effect on the consolidated financial statements.

         Additionally in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. SFAS 143 is effective for fiscal years beginning after



                                     10Q-12

June 15, 2002. The impact of the adoption of SFAS 143, if any, is not known or reasonably estimable at this time.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". While SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, it changes the criteria required to be met to classify an asset as held for sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and, among other things, broadens reporting for discontinued operations to include a component of an entity, rather than just a segment of a business. The provisions of SFAS 144 are required to be applied effective January 1, 2002. Management is currently evaluating the impact, if any, that the adoption of SFAS 144 will have on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q report contains forward-looking statements concerning the Company's financial position, business and future earnings and prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs and biotechnology issues; and increased competitive and/or customer pressure in the corn refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the three and nine months ended September 30, 2001.

                                     10Q-13

                            PART II OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.



All other items hereunder are omitted because either such item is inapplicable or the response is negative.


                                     10Q-14

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CORN PRODUCTS INTERNATIONAL, INC.




DATE:    November 13, 2001


                                           By /s/ James Ripley
                                              --------------------------------
                                              James Ripley
                                              Vice President - Finance,
                                              Chief Financial Officer and
                                              Principal Accounting Officer



                                     10Q-15

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------
10 Separation Agreement dated September 20, 2001 between the Company and M.R. Pyatt

11       Statement re: computation of earnings per share



                                     10Q-16