Form 10-K/A
period 2000-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2001-12-21
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


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

- In South America, we intend to improve our solid business further by achieving significant profit growth in this region with emphasis on our Southern Cone of South America operations. In Asia and Africa, we plan to expand within our current business geography and enter new markets through acquisitions and alliances. In addition, we plan to evaluate major growth investment opportunities within and outside our current reach and act on those we judge to be clearly beneficial to long-term earnings growth. We believe that this strategy will produce ongoing business expansion, attractive profit growth and improving shareholder value.

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

     The Company follows a policy of hedging its exposure to commodity fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm priced business is hedged when contracted. Other business may or may not be hedged at any given time based on management's judgment as to the need to fix the costs of its raw materials to protect the Company's profitability. Realized gains and losses arising from such hedging transactions are considered an integral part of the cost of those commodities and are included in the cost when purchased. See Registrant's "Management's Discussion and Analysis" section on "Risk and Uncertainties - Commodity costs" included herewith as part of Exhibit 13.1.

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Shares of Corn Product's Common Stock are traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CPO." The range of the NYSE reported high, low and closing market prices of the Company's Common Stock, holders of record and quarterly dividends are incorporated by reference from Exhibit 13.1 filed herewith, section entitled "Supplemental Financial Information."

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

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated by reference from the Registrant's Consolidated Financial Statements filed herewith as part of Exhibit 13.1, section entitled "Supplemental Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from Exhibit 13.1 filed herewith, section entitled "Management's Discussion and Analysis."

ITEM 7A. QUALITATIVE & QUANTITATIVE RISKS

     Incorporated by reference from Exhibit 13.1 filed herewith, section entitled "Management's Discussion and Analysis - Risk and Uncertainties."

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

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements concerning the Company's financial position, business and future earnings and prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs and biotechnology issues; and increased competitive and/or customer pressure in the corn refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled "Report of Management," "Report of Independent Auditors," "Financial Statements" and "Supplemental Financial Information."

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1) Consolidated Financial Statements and Schedules

     Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled "Report by Management," "Report of Independent Auditors," "Financial Statements" and "Supplemental Financial Information."

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of December, 2001.

                                             CORN PRODUCTS INTERNATIONAL, INC.


                                             By: /s/ Samuel C. Scott
                                                --------------------------------
                                                       Samuel C. Scott III
                                                   Chairman, President and Chief
                                                       Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 21st day of December, 2001.

Signature                                    Title
---------                                    -----

/s/ Samuel C. Scott                          Chairman, President and Chief
-----------------------------                Executive Officer
Samuel C. Scott III

/s/ James W. Ripley                          Chief Financial Officer and
----------------------------                 Principal Accounting Officer
James W. Ripley

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

*William S. Norman                           Director
----------------------------
William S. Norman

*Konrad Schlatter                            Director
----------------------------
Konrad Schlatter

*Clifford B. Storms                          Director
----------------------------
Clifford B. Storms

*By: /s/ Marcia E. Doane
----------------------------
Marcia E. Doane
Attorney-in-fact




(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Corn Products International, Inc.)

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

 10.5*** CornProductsMCP Sweeteners LLC Limited Liability Company Agreement dated December 1, 2000 between the Company and Minnesota Corn Processors, LLC

 10.6*** Supply Agreement dated January 1, 2001 by and among the Company, Minnesota Corn Processors, LLC and CornProductsMCP Sweeteners LLC

 10.7** 1998 Stock Incentive Plan of the Company, filed as Exhibit 4.D to the Company's Registration Statement on Form S-8,
               File No. 333-43525

 10.8**        Deferred Stock Unit Plan of the Company

 10.9** Form of Severance Agreement entered into by each of K. Schlatter, S.C. Scott,

               J.L. Fiamenghi, F.J. Kocun and J.W. Ripley (the "Named Executive Officers")

 10.10*** Form of Amendment to Executive Severance Agreement entered into by each of S.C. Scott, J.L. Fiamenghi, F.J. Kocun and J.W. Ripley

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

 10.15**       Executive Life Insurance Plan

 10.16**       Deferred Compensation Plan

 10.17* Annual Incentive Plan, filed as Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1999

 10.18* Performance Plan, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the year ended December 31, 1999

 10.19***      Amendment No. 1 to 1998 Stock Incentive Plan dated January 20,
               1999

 10.20***      Amendment No. 2 to 1998 Stock Incentive Plan dated November 21,
               2000

 12.1***       Earnings Per Share Computation

 12.2***       Computation of Ratio of Earnings to Fixed Charges

 13.1 Revised portions of the 2000 Annual Report to Stockholders of the Company

 18.1***       Preferability letter from KPMG

 21.1***       Subsidiaries of the Registrant

 23.1          Consent of KPMG LLP

 24.1***       Power of Attorney
-------------------
* Incorporated herein by reference as indicated in the exhibit description. ** Incorporated herein by reference to the exhibits filed with the Company's
   Annual Report on Form 10-K for the year ended December 31, 1997. ***Incorporated herein by reference to the exhibits filed with the Company's
   Annual Report on Form 10-K for the year ended December 31, 2000.