Form 10-Q/A
period 2001-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2001-12-21
CIK 1046257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                  FORM 10-Q/A

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

4.       ACQUISITIONS

         On January 5, 2001, the Company increased its ownership in Doosan Corn Products Korea, Inc., its consolidated Korean affiliate from 50 to 75 percent for $65 million in cash. The Company recorded $10 million of goodwill related to the purchase. On March 2, 2001, through a multi-step transaction, the Company acquired a controlling 60 percent interest in a tapioca starch and sweetener company in Thailand. Cash paid for the aforementioned acquisitions and other related obligations totaled $75 million during the quarter. Had the acquisitions occurred at the beginning of the year, the effect on the Company's financial statements would not have been significant.

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


                                               THREE MONTHS ENDED
                                                    MARCH 31,
               (in millions)                    2001        2000
                                               ------      ------
               NET SALES
                 North America                 $280.1      $283.2
                 Rest of World:
                   South America                117.4        98.2
                   Asia/Africa                   57.1        62.8
                                               ------      ------
                 Total                         $454.6      $444.2
                                               ======      ======

               OPERATING INCOME
                 North America                   14.2        20.3
                 Rest of World:
                   South America                 18.9        12.5
                   Asia/Africa                   10.5        13.2
                 Corporate                       (4.0)       (3.2)
                 Special charges                    -       (20.0)
                                               ------      ------
                 Total                         $ 39.6      $ 22.8
                                               ======      ======

                                            AT                 AT
          (in millions)               MARCH 31, 2001    DECEMBER 31, 2000
                                      --------------    -----------------
          TOTAL ASSETS
            North America                $  1,397           $  1,396
            Rest of World:
              South America                   611                647
              Asia/Africa                     302                296
                                         --------           --------
            Total                        $  2,310           $  2,339
                                         ========           ========









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

         South American net sales for first quarter 2001 grew 20 percent over the prior year period. Led by the merged Argentine operations, volumes in the region improved 36 percent from last year, which more than offset slightly lower selling prices and a 13 percent reduction attributable to weaker foreign currencies, particularly in Brazil.

         First quarter 2001 net sales for Asia/Africa declined 9 percent from last year principally reflecting an 11 percent reduction associated with weaker foreign currencies, particularly in Korea. Slightly lower volume due to economic softness in Korea also contributed to the sales decrease in the region.

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



                                     10Q-9

         OPERATING INCOME. First quarter 2001 operating income increased 74 percent to $39.6 million from $22.8 million last year. Excluding special charges of $20 million taken in 2000 for workforce reduction, first quarter 2001 operating income decreased 7 percent. North America operating income of $14.2 million was down from $20.3 million in the first quarter of 2000, reflecting lower by-product prices and higher energy costs in the region. South America operating income increased 51 percent over 2000, driven principally by the inclusion of a full quarter of the merged Argentine businesses' results in 2001. Asia/Africa operating income declined 20 percent from the prior year, reflecting weaker currencies and lower demand in Korea.

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



                                     10Q-10

         Net cash used for operating activities was $4 million for first quarter 2001, compared to $16 million of net cash provided by operating activities in first quarter 2000. The net use of operating cash during the quarter reflects an increase in working capital, due in part, to margin calls on corn futures of approximately $16 million and the recording of $6 million of energy credits relating to a co-generation facility in Stockton, California for which cash payment has yet to be received. The Company will continue to hedge its corn purchases through the use of corn futures contracts, and accordingly, will be required to make or be entitled to receive cash deposits for margin calls depending on the movement in the market price for corn. Cash used for investing activities totaled $88 million in the first quarter of 2001, reflecting capital expenditures and payments for acquisitions. Capital expenditures for the quarter totaled $13 million, in line with our capital spending plans for 2001. The Company's acquisitions and capital expenditures were funded with proceeds from borrowings.

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





                                     10Q-11

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements concerning the Company's financial position, business and future earnings and prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs and biotechnology issues; and increased competitive and/or customer pressure in the corn refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.


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




                                               CORN PRODUCTS INTERNATIONAL, INC.




DATE:       December 21, 2001


                                               By /s/ James Ripley
                                                 -------------------------------
                                                 James Ripley
                                                 Vice President - Finance,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer







                                     10Q-14

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

11       Statement re: computation of earnings per share