Form 10-Q/A
period 2001-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2001-12-21
CIK 1046257

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

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

4.       ACQUISITIONS

         On January 5, 2001, the Company increased its ownership in Doosan Corn Products Korea, Inc., its consolidated Korean affiliate from 50 to 75 percent for $65 million in cash. The Company recorded $10 million of goodwill related to the purchase. On March 2, 2001, through a multi-step transaction the Company acquired a controlling 60 percent interest in a tapioca starch and sweetener company in Thailand. Cash paid for the aforementioned acquisitions and other related obligations totaled $75 million during the year. Had the acquisitions occurred at the beginning of the year, the effect on the Company's financial statements would not have been significant.

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


                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                          JUNE 30,                      JUNE 30,
(In millions)                       2001           2000            2001           2000
                                 --------------------------      ------------------------
NET SALES
  North America                    $316.6         $297.4          $596.7         $580.6
  Rest of World:
   South America                    103.6          112.4           220.9          210.6
   Asia/Africa                       62.0           64.1           119.1          126.9
                                   ------         ------          ------         ------
  Total                            $482.2         $473.9          $936.7         $918.1
                                   ======         ======          ======         ======

OPERATING INCOME
  North America                    $ 17.5         $ 23.9          $ 31.7         $ 44.1
  Rest of World:
   South America                     15.4           14.7            34.3           27.2
   Asia/Africa                       13.1           15.9            23.6           29.1
  Corporate                          (3.8)          (3.6)           (7.8)          (6.7)
  Special Charges                     --             --               --          (20.0)
                                   ------         ------          ------         ------
  Total                            $ 42.2         $ 50.9          $ 81.8         $ 73.7
                                   ======         ======          ======         ======

                                   AT                    AT
(In millions)                JUNE 30, 2001        DECEMBER 31, 2000
                             -------------        -----------------
TOTAL ASSETS
 North America                  $1,406                  $1,396
 Rest of World:
  South America                    601                     647
  Asia/Africa                      304                     296
                                ------                  ------
 Total                          $2,311                  $2,339
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

         South American net sales for second quarter 2001 decreased 8 percent from the prior year period as the unfavorable effect of weaker currency exchange rates throughout the region more than offset a 3 percent volume increase and a modest price/mix improvement. First half 2001 net sales for South America increased 5 percent over the prior year period as an 18 percent volume increase, driven principally by the merged Argentine operations, more than offset unfavorable currency translation effects associated with weaker currencies throughout the region. A 2 percent price/mix improvement in the region also contributed to the year over year sales increase.

         Asia/Africa net sales for second quarter 2001 declined 3 percent from the prior year period as the translation effects of weaker foreign currencies throughout the region more than offset an 8 percent volume increase and a 2 percent price/mix improvement. First half 2001 net sales for Asia/Africa fell 6 percent from last year as weaker local currencies more than offset a 4 percent volume increase and a 3 percent price/mix improvement.

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

         OPERATING INCOME. Second quarter 2001 operating income decreased 17 percent to $42.2 million from $50.9 million last year. North America operating income of $17.5 million decreased 27 percent from $23.9 million in the second quarter of 2000, reflecting higher energy costs and lower by-product selling prices throughout the region. South America operating income of $15.4 million for the second quarter of 2001 increased 5 percent from $14.7 million in the second quarter of 2000 reflecting improved pricing, higher volume and lower operating costs (despite higher energy costs), which more than offset currency weakness. Asia/Africa operating income declined 18 percent to $13.1 million in the current quarter from $15.9 million last year principally due to currency weakness, particularly in Korea. For the six months, operating income increased 11 percent to $81.8 million from $73.7 million in 2000. Excluding special charges taken in 2000 for workforce reduction, operating income declined 13 percent to $81.8 million from $93.7 million in 2000. North America operating income decreased 28 percent to $31.7 million from $44.1 million in 2000, reflecting the higher energy costs and lower by-product selling prices across North American markets. South America operating income increased 26 percent to $34.3 million from $27.2 million last year, driven principally by the inclusion of a full six months of the merged Argentine businesses' results in 2001 versus four months in 2000. Asia/Africa operating income declined 19 percent to $23.6 million from $29.1 million last year, mainly due to currency erosion.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q report contains certain forward-looking statements concerning the Company's financial position, business and future earnings and prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs and biotechnology issues; and increased competitive and/or customer pressure in the corn refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.



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