Form 10-K
period 2001-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2002-03-26
CIK 1046257

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission file number 1-13397


CORN PRODUCTS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                               22-3514823
----------------------------------------------         -------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

6500 SOUTH ARCHER AVENUE, BEDFORD PARK, ILLINOIS       60501-1933
----------------------------------------------         -------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code (708) 563-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Stock, $.01 par value           New York Stock Exchange
 per share

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

(based upon the per share closing price of $33.03 on March 20, 2002, and, for the purpose of this calculation only, the assumption that all Registrant's directors and executive officers are affiliates) was approximately $1,097,906,000.

         The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 20, 2002, was 35,528,210.

Documents Incorporated by Reference:

Information required by Part II (Items 5, 6, 7 and 8) and Part IV (Item 14(a)(1)) of this document is incorporated by reference to certain portions of the Registrant's 2001 Annual Report to Stockholders.

Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of the Registrant's definitive Proxy Statement distributed in connection with its 2002 Annual Meeting of Stockholders.

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


OVERVIEW

         Corn Products International, Inc., together with its subsidiaries, produces a large variety of food ingredients and industrial products derived from the wet milling of corn and other starch-based materials (such as tapioca and yucca). The Company is one of the largest corn refiners in the world and the leading corn refiner in Latin America. In addition, it is the world's leading producer of dextrose and has strong regional leadership in cornstarch and liquid sweeteners. The Company had consolidated net sales of $1.89 billion in 2001. Approximately 64 percent of the Company's 2001 revenues were provided from its North America operations with the remainder coming from its South America and Asia/Africa operations.

         Corn refining is a capital-intensive two-step process that involves the wet milling and processing of corn. During the front-end process, corn is steeped in water and separated into starch and by-products such as animal feed and germ. The starch is then either dried for sale or further modified or refined through various processes to make sweeteners and other starch-based products designed to serve the particular needs of various industries. The Company's sweetener products include high fructose corn syrups ("HFCS"), glucose corn syrups, high maltose corn syrups, dextrose, maltodextrins and glucose and corn syrup solids. The Company's starch-based products include both industrial and food grade starches.

         The Company supplies a broad range of customers in many industries. The Company's most important customers are in the food and beverage, pharmaceutical, paper products, corrugated and laminated paper, textile and brewing industries and in the animal feed markets worldwide. The Company believes its customers value its local approach to service.

PRODUCTS

         The Company's sweetener products have grown to account for more than one half of net sales while starch products and co-products each account for less than one quarter of net sales.

         Sweetener Products. The Company's sweetener products represented approximately 57 percent, 55 percent and 51 percent of the Company's net sales for 2001, 2000 and 1999, respectively.

                  High Fructose Corn Syrup: The Company produces three types of high fructose corn syrup: (i) HFCS-55, which is primarily used as a sweetener in soft drinks; (ii) HFCS-42, which is used as a sweetener in various consumer products such as fruit-flavored beverages, yeast-raised breads, rolls, dough, ready-to-eat cakes, yogurt and ice cream; and (iii) HFCS-90 which is used in specialty and low calorie foods.

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

         Starch Products. Starch products represented approximately 20 percent, 21 percent and 22 percent of the Company's net sales for 2001, 2000 and 1999, respectively. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today's recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

         Co-Products and others. Co-products and others accounted for 23 percent, 24 percent and 27 percent of the Company's net sales for 2001, 2000 and 1999, respectively. Refined corn oil is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal and steepwater are sold as additives for animal feed. Until the Company's sale of its wholly-owned subsidiary, Enzyme Bio-Systems Ltd., in early February 2002, enzymes were produced and marketed for a variety of food and industrial applications.

GEOGRAPHIC SCOPE AND OPERATIONS

         The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. The business includes regional operations in North America, South America and Asia/Africa. In 2001, approximately 64 percent of the Company's net sales were derived from operations in North America, while South America and Asia/Africa represented approximately 23 percent and 13 percent, respectively. See Note 14 to the Consolidated Financial Statements entitled "Segment Information," included herewith as part of Exhibit 13.1, for certain financial information with respect to geographic areas.

         The Company's North America region consists of operations in the U.S., Canada and Mexico, and includes CornProductsMCP, Sweeteners LLC ("CPMCP"), a non-consolidated joint marketing company that was formed with Minnesota Corn Processors, LLC ("MCP") on December 1, 2000 for the purpose of selling and distributing certain designated sweetener products throughout the United States. For a further discussion of CPMCP, see Note 5 to the Consolidated Financial Statements included herewith as part of Exhibit 13.1. The region's facilities include 11 plants producing regular and modified starches, dextrose, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, caramel color and sorbitol. The Company's plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for the Company's U.S. and export customers. The Company's other U.S. plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do the Company's Canadian plants in Cardinal, London and Port Colborne, Ontario. The Company is the largest corn refiner in Mexico with plants in Guadalajara (2 plants), Mexico City and San Juan del Rio.

         The Company is the largest corn refiner in South America, with leading market shares in Argentina, Brazil, Chile and Colombia. The Company's South America region includes 12 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives.

         The Company's Asia/Africa region consists of corn refining operations in Kenya, Malaysia, Pakistan, South Korea and Thailand. The region's facilities include 6 plants that produce modified, regular, waxy and tapioca starches, dextrins, glucose, dextrose and caramel color.

         In addition to the operations in which it engages directly, the Company has strategic alliances through technical license agreements with companies in India, South Africa, Zimbabwe, Serbia and Venezuela. As a group, the Company's strategic alliance partners produce high fructose, glucose and high maltose syrups (both corn and tapioca), regular, modified, waxy and tapioca starches, dextrose and dextrins, maltodextrins and caramel color. These products have leading positions in many of their target markets.

COMPETITION

         The corn refining industry is highly competitive. Most of the Company's products are viewed as commodities that compete with virtually identical products and derivatives manufactured by other companies in the industry. The U.S. is a particularly competitive market. Competitors include ADM Corn Processing Division ("ADM") (a division of Archer Daniels Midland Company), Cargill, A.E. Staley Manufacturing Co. ("Staley") (a subsidiary of Tate &
Lyle, PLC), National Starch and Chemical Company ("National Starch") (a subsidiary of Imperial Chemicals Industries plc) and several others. Mexico and Canada face competition from US imports and local production including ALMEX, a Mexican joint venture between ADM and Staley. In South America,
Cargill and National Starch have corn-refining operations in Brazil. Other local corn refiners also operate in many of our markets. Competition within markets is largely based on price, quality and product availability.

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

CUSTOMERS

         The Company supplies a broad range of customers in over 60 industries. Approximately 22 percent of the Company's 2001 net sales were to companies engaged in the processed foods industry and approximately 20 percent of the Company's 2001 net sales were to companies engaged in the soft drink industry. Additionally, approximately 15 percent of the Company's 2001 net sales were to feed users.

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

         The Company follows a policy of hedging its exposure to commodity fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm priced business is hedged when contracted. Other business may or may not be hedged at any given time based on management's judgment as to the need to fix the costs of its raw materials to protect the Company's profitability. See Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations, section entitled "Risk and Uncertainties - Commodity costs," included herewith as part of Exhibit 13.1.

PRODUCT DEVELOPMENT

         The Company's product development activity is focused on developing product applications for identified customer and market needs. Through this approach, the Company has developed value-added products for use in the corrugated paper, food, textile, baking and confectionery industries. The Company usually collaborates with customers to develop the desired product application either in the customers' facilities, the Company's technical service laboratories or on a contract basis. These efforts are supported by the Company's marketing, product technology and technology support staff. Product development is enhanced through technology transfers pursuant to existing licensing arrangements.

SALES AND DISTRIBUTION

         Salaried sales personnel, who are generally dedicated to customers in a geographic region, sell the Company's products directly to manufacturers and distributors. In addition, the Company has a staff that provides technical support to the sales personnel on an industry basis. In 2001 the Company began selling and distributing certain designated sweetener production destined for sale in the U.S. through its joint marketing company, CPMCP. See also Note 5 to the Consolidated Financial Statements included herewith as part of Exhibit 13.1. The Company generally utilizes contract truck drivers to deliver bulk products to customer destinations but also has some of its own trucks for product delivery. In North America, the trucks generally ship to nearby customers. For those customers located considerable distances from Company plants, a combination of railcars and trucks is used to deliver product. Railcars are generally leased for terms of five to fifteen years.

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

         The Company is a party to several technical license agreements with third parties in other countries whereby the Company provides technical, management and business advice on the operations of corn refining businesses and receives royalties in return. These arrangements provide the Company with product penetration in the various countries in which they exist, as well as experience and relationships that could facilitate future expansion. The duration of the agreements range from one to ten years or longer, and most of these relationships have been in place for many years. These agreements in the aggregate provide approximately $1 million of annual revenue to the Company.

EMPLOYEES

         As of December 31, 2001, the Company had approximately 6,600 employees, of which approximately 800 were located in the U.S. Approximately 38 percent of U.S. and 53 percent of non-U.S. employees are unionized. The Company believes its union and non-union employee relations are good.

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

         The Company currently anticipates that it may spend an immaterial amount in fiscal 2002 for environmental control equipment to be incorporated into existing facilities and in planned construction projects. This equipment is intended to enable the Company to continue its policy of compliance with existing environmental laws and regulations. Under the U.S. Clean Air Act Amendments of 1990, air toxin regulations will be promulgated for a number of industry source categories. The U.S. Environmental Protection Agency's regulatory timetable specifies the promulgation of standards for industrial boilers in the year 2002. At that time, the Company's U.S. facilities may require additional pollution control devices to meet these standards. Currently, the Company can not accurately estimate the ultimate financial impact of the standards.

Executive Officers of the Registrant

         Set forth below are the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.

Name                              Age         All positions and offices with the Company
----                              ---         ------------------------------------------
Samuel C. Scott III                 57        Chairman and Chief Executive Officer of Corn Products since
                                              February 2001 and President of Corn Products since 1997.
                                              Mr. Scott also served as Chief Operating Officer of Corn
                                              Products from 1997 through January 2001. Prior thereto, he served as President of Bestfoods' worldwide Corn Refining
                                              Business from 1995 to 1997 and was President of Bestfoods'
                                              North American Corn Refining Business from 1989 to 1997. He was elected a Vice President of Bestfoods in 1991. Mr. Scott is a director of Motorola, Inc. and Russell Reynolds
                                              Associates.

Cheryl K. Beebe                     46        Vice President since 1999 and Treasurer of Corn Products
                                              since 1997. Ms. Beebe served as Director of Finance and
                                              Planning for the Bestfoods Corn Refining Business worldwide from 1995 to 1997 and as Director of Financial Analysis and
                                              Planning for Corn Products North America from 1993. Ms.
                                              Beebe joined Bestfoods in 1980 and served in various
                                              financial positions in Bestfoods.

Marcia E. Doane                     60        Vice President, General Counsel and Corporate Secretary of
                                              Corn Products since 1997. Ms. Doane served as Vice
                                              President, Legal and Regulatory Affairs of the Corn Products
                                              Division of Bestfoods from 1996 to 1997. Prior thereto, she served as Counsel to the Corn Products Division from 1994 to
                                              1996. Ms. Doane joined Bestfoods' legal department in 1989 as Operations Attorney for the Corn Products Division.

Jorge L. Fiamenghi                  46        Vice President and President of the South America Division
                                              of Corn Products since 1999.  Mr. Fiamenghi served as
                                              Acting President, US-Canadian region from August 2001 to
                                              February 2002.  Mr. Fiamenghi served as President and
                                              General

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

Jack C. Fortnum                     45        Vice President since 1999 and President US business since
                                              February 2002. Mr. Fortnum served as Executive Vice
                                              President, US-Canadian Region from August 2001 until
                                              February 2002. Prior to that, Mr. Fortnum served as the
                                              Controller of Corn Products since 1997, as the Vice
                                              President of Finance for Refineries de Maize, Bestfoods'
                                              Argentine subsidiary, from 1995 to 1997, as the Director of
                                              Finance and Planning for Bestfoods Latin America Corn
                                              Refining Division from 1993 to 1995, and as the Vice
                                              President and Comptroller of Canada Starch Operating Company
                                              Inc., the Canadian subsidiary of Bestfoods, and as the Vice
                                              President of Finance of the Canadian Corn Refining Business
                                              from 1989.

Jeffrey B. Hebble                   46        Vice President since 2000 and President of the Asia/Africa
                                              Division of Corn Products since February 2001.  Prior
                                              thereto, Mr. Hebble served as Vice President of the
                                              Asia/Africa Division since 1998. Mr. Hebble joined Bestfoods in 1986 and served in various positions in the Corn Products
                                              Division and in Stamford Food Industries, a Corn Products
                                              subsidiary in Malaysia.

James J. Hirchak                    47        Vice President - Human Resources of Corn Products since
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

Eugene J. Northacker                60        Vice President and President North America Division since
                                              February 2002. Mr. Northacker served as Acting President
                                              South America Division from August 2001 to February 2002.
                                              Prior to his retirement from the Company in January 2000, he served as Vice President and President South America
                                              Division since 1997. Mr. Northacker was appointed President of Bestfoods' Latin America Corn Refining Division and
                                              elected a Vice President of Bestfoods in 1992.  Prior to
                                              that, he served as Business Director of Bestfoods' Latin
                                              America Corn Refining Division from 1989 to 1992, as Corn
                                              Refining General Manager of Bestfoods' then Mexican
                                              subsidiary from 1984 to 1986. Mr. Northacker joined
                                              Bestfoods in 1968 in the financial group of Bestfoods' North
                                              American consumer foods division and has held executive
                                              assignments in several Bestfoods subsidiaries.

James W. Ripley                     58        Vice President - Finance and Chief Financial Officer of Corn
                                              Products since 1997. Mr. Ripley served as Comptroller of
                                              Bestfoods from 1995 to 1997. Prior thereto, he served as
                                              Vice President of Finance for Bestfoods' North American Corn
                                              Refining Division from 1984 to 1995. Mr. Ripley joined
                                              Bestfoods in 1968 as chief international accountant and
                                              subsequently served as Bestfoods' Assistant Corporate
                                              Comptroller, Corporate General Audit Coordinator and
                                              Assistant Comptroller for Bestfoods' European Consumer Foods
                                              Division.

Richard M. Vandervoort              58        Vice President - Strategic Business Development, Investor
                                              Relations and Government and Regulatory Affairs of Corn
                                              Products since 1998. Mr. Vandervoort served as Vice
                                              President - Business Development and Procurement, Corn
                                              Products International North American Division from 1997 to
                                              1998.

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


ITEM 2.           PROPERTIES

         The Company operates, directly and through its subsidiaries, 28 manufacturing facilities, 27 of which are owned and one of which is leased (Jundiai, Brazil). In addition, the Company owns its corporate headquarters in Bedford Park, Illinois. The following list details the locations of the Company's manufacturing facilities within each of its three geographic regions:

North America                                               South America                            Asia/Africa
-------------                                               -------------                            -----------
Cardinal, Ontario, Canada                                   Baradero, Argentina                      Eldoret, Kenya
London, Ontario, Canada                                     Chacabuco, Argentina                     Petaling, Jaya, Malaysia
Port Colborne, Ontario, Canada                              Balsa Nova, Brazil                       Faisalabad, Pakistan
San Juan del Rio, Queretaro, Mexico                         Cabo, Brazil                             Ichon, South Korea
Guadalajara, Jalisco, Mexico (2 plants)                     Conchal, Brazil                          Inchon, South Korea
Mexico City, Edo. de Mexico                                 Jundiai, Brazil                          Sikhiu, Thailand
Stockton, California, U.S.                                  Mogi-Guacu, Brazil
Bedford Park, Illinois, U.S.                                Llay-Llay, Chile
Winston-Salem, North Carolina, U.S.                         Barranquilla, Colombia
                                                            Cali, Colombia
                                                            Medellin, Colombia
                                                            Guayaquil, Ecuador


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

         The Company believes it has competitive, up-to-date and cost-effective facilities. In recent years, significant capital expenditures have been made to update, expand and improve the Company's facilities, averaging in excess of $100 million per year for the last five years. Capital investments have included the rebuilding of the Company's plants in Cali, Colombia and Baradero, Argentina; an expansion of both grind capacity and dextrose production capacity at the Company's Argo facility in Bedford Park, Illinois and Baradero, Argentina; entry into the high maltose corn syrup business in Brazil, Colombia and Argentina; entry into the HFCS business in Argentina; and the installation of energy co-generation facilities in Canada. In addition, prior to the Company's acquisition of Arancia Corn Products, the Mexican business completed a major expansion of the San Juan del Rio plant to produce HFCS. The Company believes these capital expenditures will allow the Company to operate highly efficient facilities for the foreseeable future with further annual capital expenditures that are in line with historical averages.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Shares of Corn Product's Common Stock are traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CPO." The range of the NYSE reported high, low and closing market prices of the Company's Common Stock, holders of record and quarterly dividends are incorporated by reference from the Registrant's Consolidated Financial Statements filed herewith as part of Exhibit 13.1, section entitled "Supplemental Financial Information."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference from Exhibit 13.1 filed herewith, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.          QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

         INTERNATIONAL OPERATIONS AND FOREIGN EXCHANGE. For more than 70 years, the Company has operated a multinational business subject to the risks inherent in operating in foreign countries and with foreign currencies. The Company's U.S. dollar denominated results are subject to foreign currency exchange fluctuations and its operations are subject to political, economic and other risks.

         The Company primarily sells world commodities and, therefore, believes that local prices will adjust relatively quickly to offset the effect of a local devaluation. The Company generally does not enter into foreign currency hedging transactions. However, the Company may occasionally hedge commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction.

         In each country where we conduct business, the business and assets are subject to varying degrees of risks and uncertainty. The Company insures its business and assets in each country against insurable risk in a manner that it deems appropriate. Because of its geographic dispersion, the Company believes that a loss from non-insurable events in any one country would not have a material adverse effect on the Company's operations as a whole.

         UNCERTAIN ABILITY TO GENERATE ADEQUATE FINANCIAL PERFORMANCE. The Company's ability to generate operating income and to increase profitability depends to a large extent upon its ability to price finished products at a level that will cover manufacturing and raw material costs and provide a profit margin. The Company's ability to maintain appropriate price levels is determined by a number of factors largely beyond the Company's control, such as aggregate industry supply and market demand, which may vary from time to time, and the economic condition of the geographic region of the Company's operations.

         UNCERTAIN ABILITY TO CONTAIN COSTS OR TO FUND CAPITAL EXPENDITURES. The Company's future profitability and growth also depends on the Company's ability to contain operating costs and per-unit product costs, to maintain and/or implement effective cost control programs and to develop value-added products and new product applications successfully, while at the same time maintaining competitive pricing and superior quality products, customer service and support. The Company's ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements. The Company plans to focus capital expenditures on implementing productivity improvements and, if supported by profitable customer demand, expand the production capacity of its facilities. The Company may need additional funds for working capital as the Company grows and expands its operations. To the extent possible, the Company expects to fund its capital expenditures from operating cash flow. If the Company's operating cash flow is insufficient to fund such expenditures, the Company may either reduce its capital expenditures or utilize certain general credit facilities. The Company may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets. The Company cannot provide any assurance that cash flow from operations will be sufficient to fund anticipated capital expenditures or that additional funds can be obtained from financial markets or from the sale of assets at terms favorable to the Company. If the Company is unable to generate sufficient cash flows or raise sufficient additional funds to cover capital expenditures, it may not be able to achieve its desired operating efficiencies and expansion plans, which may adversely impact the Company's competitiveness and, therefore, its results of operations.

         INTEREST RATE EXPOSURE. Approximately 33 percent of the Company's borrowings are fixed rate bonds and loans. The remaining 67 percent of the Company's borrowings are at floating interest rates of which approximately 10 percent are long-term loans and 57 percent are short-term credit facilities. Should short-term rates change, this could affect the Company's interest cost. A hypothetical increase of 1 percentage point in the weighted average interest rate for 2001 would have increased interest expense and lowered pretax income for 2001 by approximately $4 million.

         At December 31, 2001 and 2000, the carrying and fair value of long-term debt, including the current portion, were as follows:

                                                                     2001                      2000
                                                             ----------------------    ----------------------
  (in millions)                                              Carrying    Fair value    Carrying    Fair value
                                                              value                     value
                                                             --------    ----------    --------    ----------
US revolving credit facility, due 2002                         $277         $277         $209         $209
8.45% senior notes, due 2009                                    200          192          200          184
Canadian term loans, due 2005                                    57           57           27           27
Korean term loans, due 2002-2004                                 62           62           --           --
Other, due in varying amounts through 2008, fixed and
   floating interest rates ranging from 1.00% - 17.93%            6            6           88           88
-------------------------------------------------------------------------------------------------------------
           Total                                               $602         $594         $524         $508

         COMPETITION; EXPANDING INDUSTRY CAPACITY. The Company operates in a highly competitive environment. Almost all of the Company's products compete with virtually identical or similar products manufactured by other companies in the corn refining industry. In the United States, there are other corn refiners, several of which are divisions of larger enterprises that have greater financial resources and some of which, unlike the Company, have vertically integrated their corn refining and other operations. Many of the Company's products also compete with products made from raw materials other than corn. Fluctuation in prices of these competing products may affect prices of, and profits derived from, the Company's products. Competition within markets is largely based on price, quality and product availability.

         PRICE VOLATILITY AND UNCERTAIN AVAILABILITY OF CORN. Corn purchasing costs, which include the price of the corn plus delivery cost, account for 40 percent to 65 percent of the Company's product costs. The price and availability of corn is influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost, that are difficult to anticipate and cannot be controlled by the Company. In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup. The Company cannot assure that it will be able to purchase corn at prices that it can adequately pass on to customers or in quantities sufficient to sustain or increase its profitability.

         COMMODITY COSTS. The Company's finished products are made primarily from corn. In North America, the Company sells a large portion of finished product at firm prices established in supply contracts lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, the Company enters into corn futures contracts, or takes hedging positions in the corn futures market. From time to time, the Company may also enter into anticipatory hedges. These contracts typically mature within one year. At expiration, the Company settles the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures the Company is hedging generally offset such fluctuations. While the corn futures contracts or hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material. Outside of North America, sales of finished product under long-term, firm-priced supply contracts are not material.

The Company's hedging instruments generally relate to contracted firm-priced business. Based on the Company's overall commodity hedge exposure at December 31, 2001, a hypothetical 10 percent change in market rates applied to the fair value of the instruments would have no material impact on the Company's earnings, cash flows, financial position or fair value of commodity price and risk-sensitive instruments over a one-year period.

Energy costs for the Company represent a significant portion of its operating costs. The primary use of energy is to create steam in the production process and in dryers to dry product. The forms of energy we consume are coal, natural gas, electricity and fuel oil. The market prices for these commodities vary depending on supply and demand, world economies and other factors. The Company purchases these commodities based on its anticipated usage and the future outlook for these costs. The Company cannot assure that it will be able to purchase these commodities at prices that it can adequately pass on to customers to sustain or increase profitability.

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

         RELIANCE ON MAJOR CUSTOMERS. A substantial portion of the Company's 2001 worldwide sales were made to companies engaged in the processed foods industry and the soft drink industry. If the Company's processed foods customers or soft drink customers were to substantially decrease their purchases, the business of the Company might be materially adversely affected. However, the Company believes there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or non-performance would materially affect the Company's results.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements concerning the Company's financial position, business and future earnings and prospects, in addition to other statements using words such as anticipate, believe, plan, estimate, expect, intend and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and biotechnology issues; and increased competitive and/or customer pressure in the corn-refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled "Report of Management," "Report of Independent Auditors," "Financial Statements and Notes thereto" and "Supplemental Financial Information."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the headings "Board of Directors," "Matters To Be Acted Upon - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Registrant" in Item 1 hereof is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information contained under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

Item 14(a)(1) Consolidated Financial Statements and Schedules

         Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled "Report of Management," "Report of Independent Auditors," "Financial Statements and Notes thereto" and "Supplemental Financial Information."

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


Exhibit Number

10.7
10.8
10.9
10.10
10.11
10.12
10.13
10.14
10.15
10.16
10.17
10.18
10.19
10.20
10.21


Item 14(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

                            CORN PRODUCTS INTERNATIONAL, INC.


                            By:  /s/ Samuel C. Scott III
                                 -----------------------------------------------
                                 Samuel C. Scott III
                                 Chairman, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 26th day of March, 2002.

Signature                      Title
---------                      -----
/s/ Samuel C. Scott III        Chairman, President and Chief Executive Officer
----------------------------
Samuel C. Scott III

/s/ James W. Ripley            Chief Financial Officer
----------------------------
James W. Ripley

/s/ Robin A. Kornmeyer         Corporate Controller
----------------------------
Robin A. Kornmeyer

*Richard J. Almeida            Director
----------------------------
Richard J. Almeida

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

*James M. Ringler              Director
----------------------------
James M. Ringler

*Konrad Schlatter              Director
----------------------------
Konrad Schlatter

*Clifford B. Storms            Director
----------------------------
Clifford B. Storms

*By: /s/ Marcia E. Doane
----------------------------
     Marcia E. Doane
     Attorney-in-fact




(Being the principal executive officer, the principal financial officer, the controller and all of the directors of Corn Products International, Inc.)

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

10.1**            Master Supply Agreement dated January 1, 1998 between the
                  Company and Bestfoods

10.2**            Tax Sharing Agreement dated December 1, 1997 between the
                  Company and Bestfoods

10.3*             Employee Benefits Agreement dated December 1, 1997 between the
                  Company and Bestfoods, filed as Exhibit 4.E to the Company's
                  Registration Statement on Form S-8, File No. 333-43525

10.4**            Access Agreement dated January 1, 1998 between the Company and
                  Bestfoods

10.5*             CornProductsMCP Sweeteners LLC Limited Liability Company
                  Agreement dated December 1, 2000 between the Company and
                  Minnesota Corn Processors, LLC, filed as Exhibit 10.5 to the
                  Company's annual report on Form 10-K for the year ended
                  December 31, 2000, File No. 1-13397

10.6*             Supply Agreement dated January 1, 2001 by and among the
                  Company, Minnesota Corn Processors, LLC and CornProductsMCP
                  Sweeteners LLC, filed as Exhibit 10.6 to the Company's annual report on Form 10-K for the year ended December 31, 2000, File
                  No. 1-13397

10.7* 1998 Stock Incentive Plan of the Company, filed as Exhibit 4.D to the Company's Registration Statement on Form S-8, File No.
                  333-43525, as amended by Amendments Nos. 1 and 2 filed as Exhibits Nos. 10.19 and 10.20, respectively, to the Company's annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397

10.8**            Deferred Stock Unit Plan of the Company

10.9**            Form of Severance Agreement entered into by each of S.C.
                  Scott, J.L. Fiamenghi, J.W. Ripley, M.E. Doane and R.M.
                  Vandervoort (the "Named Executive Officers")

10.10* Form of Amendment to Executive Severance Agreement entered into by each of S.C. Scott, J.L. Fiamenghi, J.W. Ripley, M.E.
                  Doane and R.M. Vandervoort, filed as Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended
                  December 31, 2000, File No. 1-13397

10.11*            Separation Agreement dated September 20, 2001 between the
                  Company and M.R. Pyatt, filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended September
                  30, 2001, File No. 1-13397

10.12** Form of Indemnification Agreement entered into by each of the members of the Company's Board of Directors and the Named
                  Executive Officers

10.13*            Deferred Compensation Plan for Outside Directors of the
                  Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company's Registration Statement on
                  Form S-8, File No. 333-75844

10.14* Supplemental Executive Retirement Plan, filed as Exhibit 4(e) to the Company's Registration Statement on Form S-8, File No.
                  333-75844

10.15**           Executive Life Insurance Plan

10.16** Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company's annual report on Form
                  10-K for the year ended December 31, 2001, File No. 1-13397

10.17* Annual Incentive Plan, filed as Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1999, File No. 1-13397

10.18* Performance Plan, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the year ended December 31, 1999, File No. 1-13397

10.19*            Amendment No. 1 to 1998 Stock Incentive Plan dated January 20,
                  1999, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the year ended December 31, 2000, File No.
                  1-13397

10.20*            Amendment No. 2 to 1998 Stock Incentive Plan dated November
                  21, 2000, filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the year ended December 31, 2000, File
                  No. 1-13397

10.21             Amendment No. 1 to Deferred Compensation Plan dated January
                  19, 2002

12.1              Earnings Per Share Computation

12.2              Computation of Ratio of Earnings to Fixed Charges

13.1              Portions of the 2001 Annual Report to Stockholders of the
                  Company

18.1* Preferability letter from KPMG, filed as Exhibit 18.1 to the Company's annual report on Form 10-K for the year ended
                  December 31, 2000, File No. 1-13397

21.1              Subsidiaries of the Registrant

23.1              Consent of KPMG LLP

24.1              Power of Attorney

 ------------------

* Incorporated herein by reference as indicated in the exhibit description.

** Incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.