Form 10-Q
period 2002-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2002-05-14
CIK 1046257

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
                                 Yes  X    No
                                     ---      ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                                  OUTSTANDING AT APRIL  30, 2002
Common Stock, $.01 par value                            35,527,160 shares

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                          ----------------------
                                                                            2002            2001
                                                                          ----------------------
          Net sales before shipping and handling costs                    $ 457.7        $ 498.7
          Less:  Shipping and handling costs                                 25.8           44.1
                                                                          ----------------------
          Net sales                                                         431.9          454.6
          Cost of sales                                                     373.1          379.6
                                                                          ----------------------
          Gross profit                                                       58.8           75.0

          Operating expenses                                                 36.9           39.8
          Income from non-consolidated affiliates and other income            9.6            4.4
                                                                          ----------------------

          Operating income                                                   31.5           39.6

          Financing costs                                                     9.6           15.5
                                                                          ----------------------

          Income before income taxes and minority interest                   21.9           24.1
          Provision for income taxes                                          7.9            8.4
                                                                          ----------------------
                                                                             14.0           15.7
          Minority interest in earnings                                       2.8            3.0
                                                                          ----------------------
          Net income                                                      $  11.2        $  12.7
                                                                          ======================

          Weighted average common shares outstanding:
          Basic                                                              35.5           35.3
          Diluted                                                            35.6           35.5

          Earnings per common share:
          Basic                                                           $  0.31        $  0.36
          Diluted                                                         $  0.31        $  0.36



See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   AS OF:
           (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                MARCH 31,      DECEMBER 31,
                                                                                              2002            2001
                                                                                            ---------      ------------
ASSETS
      Current assets
           Cash and cash equivalents                                                        $    41         $    65
           Accounts receivable - net                                                            252             279
           Inventories                                                                          190             201
           Prepaid expenses                                                                      13              10
-----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                      496             555
-----------------------------------------------------------------------------------------------------------------------

           Property, plant and equipment - net                                                1,220           1,293
           Goodwill, net of accumulated amortization                                            264             283
           Deferred tax asset                                                                    20              20
           Investments                                                                           41              41
           Other assets                                                                          34              35
-----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                          $ 2,075         $ 2,227
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings and current portion of long-term debt                          419             444
           Accounts payable and accrued liabilities                                             203             231
-----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                                 622             675
-----------------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                               51              50
           Long-term debt                                                                       302             312
           Deferred income taxes                                                                193             186
           Minority interest in subsidiaries                                                     97             147
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value - none issued                                         --              --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,659,887 issued
                         at March 31, 2002 and December 31, 2001                                  1               1
           Additional paid in capital                                                         1,073           1,073
           Less:  Treasury stock (common stock; 2,133,277 and 2,253,578 shares at
                         March 31, 2002 and December 31, 2001, respectively) at cost            (53)            (56)
           Deferred compensation - restricted stock                                              (3)             (3)
           Accumulated comprehensive loss                                                      (390)           (333)
           Retained earnings                                                                    182             175
-----------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                                810             857
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 2,075         $ 2,227
=======================================================================================================================

See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


(IN MILLIONS )                                               THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       -------------------------------
                                                           2002              2001
                                                       --------------    -------------
Net Income                                                 $11               $13
Comprehensive income/loss:
    Gain (loss) on cash flow hedges:
          Cumulative effect of adoption of SFAS 133,
           net of income tax effect of $8 million           --                14
          Amount of (gains) losses on cash flow
           hedges reclassified to earnings, net of
           income tax effect of $2 million and $1
           million, respectively                             7                (2)
          Unrealized gains (losses) on cash flow
           hedges, net of income tax effect of $4
           million and $12 million, respectively            (3)              (23)
    Currency translation adjustment                        (61)              (31)
                                                       --------------    -------------
Comprehensive income (loss)                               ($46)             ($29)

                                                       ==============    =============



                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


( IN MILLIONS )                              ADDITIONAL                                    ACCUMULATED
                                  COMMON       PAID-IN     TREASURY       DEFERRED        COMPREHENSIVE      RETAINED
                                  STOCK        CAPITAL       STOCK      COMPENSATION      INCOME (LOSS)      EARNINGS
                                ----------------------------------------------------------------------------------------
Balance, December 31, 2001           $1          $1,073         $(56)        $(3)                 $(333)        $175
   Net income for the period                                                                                      11
   Dividends declared                                                                                             (4)
      Amount of (gains)
       losses on cash flow
       hedges reclassified to
       earnings, net of income
       tax effect of $2 million                                                                       7
      Unrealized gains
       (losses) on cash flow
       hedges, net of income
       tax effect of $4 million                                                                      (3)
   Translation adjustment                                                                           (61)
   Other                                                           3
                                ----------------------------------------------------------------------------------------
Balance, March 31, 2002              $1          $1,073         $(53)        $(3)                 $(390)        $182
                                ========================================================================================

See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           ( IN MILLIONS )                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                                2002                2001
                                                                                           ---------------    ------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net income                                                                                   $11                $13
    Non-cash charges (credits) to net income:
         Depreciation and amortization                                                            26                 33
         Minority interest in earnings                                                             3                  3
         Income from non-consolidated affiliates                                                  (1)                (4)
         Gain on sale of business                                                                 (8)                --
    Changes in trade working capital, net of effect of disposal/acquisition:
          Accounts receivable and prepaid items                                                    8                (27)
          Inventories                                                                              1                 15
          Accounts payable and accrued liabilities                                               (15)               (34)
    Other                                                                                          2                 (3)
--------------------------------------------------------------------------------------------------------------------------------
    Cash provided by (used for) operating activities                                              27                 (4)
--------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures, net of proceeds on disposal                                         (13)               (13)
       Proceeds from sale of business                                                             35                 --
       Payments for acquisitions                                                                 (42)               (75)
--------------------------------------------------------------------------------------------------------------------------------
    Cash used for investing activities                                                           (20)               (88)
--------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
       Proceeds from borrowings                                                                   27                106
       Payments on debt                                                                          (52)               (14)
       Dividends paid                                                                             (4)                (4)
--------------------------------------------------------------------------------------------------------------------------------
    Cash (used for) provided by financing activities                                             (29)                88
--------------------------------------------------------------------------------------------------------------------------------

     Effect of foreign exchange rate changes on cash                                              (2)                --
--------------------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                        (24)                (4)
    Cash and cash equivalents, beginning of period                                                65                 41
--------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                     $41                $37
================================================================================================================================

See Notes To Condensed Consolidated Financial Statements

                        CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         References to the "Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-K for the year ended December 31, 2001.

         The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 2002 and 2001 and the financial position of the Company as of March 31, 2002 and December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the year.

         Certain prior year amounts have been reclassified in the Condensed Consolidated Financial Statements to conform with the current year presentation.

2.       MEXICO HFCS TAX

         On January 1, 2002, the Mexican Congress passed a value-added tax on soft drinks sweetened with high fructose corn syrup (HFCS), which on March 5, 2002, was suspended until September 30, 2002. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for soft drinks in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its four plants in Mexico. Effective with the March 5, 2002 suspension of the tax, the Company resumed the production and sale of HFCS in Mexico, although at levels below historical volumes. Since the temporary suspension of the tax, HFCS demand in Mexico has been depressed and earnings have suffered as a result. Management continues to seek a permanent repeal of the tax. In the event the tax is not permanently repealed by September 30, 2002 and customers do not return to more normal purchasing levels, the Company's financial position, as well as its future operating results and cash flows, could be adversely affected.

3.       DEVALUATION OF THE ARGENTINE PESO

         On January 6, 2002, the Argentine government announced a devaluation of its currency and the establishment of a floating rate. The Company's financial statements for the year ended December 31, 2001 reflect this event. In the first quarter of 2002, the Company recognized an additional other comprehensive loss of approximately $61 million relating to the further devaluation of the Argentine peso in relation to the U.S. dollar. This loss was included in the accumulated other comprehensive loss account within the stockholders' equity section of the Company's Condensed Consolidated Balance Sheet. However, the devaluation did not have a material adverse effect on the Company's first quarter 2002 net income. Continued weakening of the Argentine peso relative to the U.S. dollar could result in the recognition of additional foreign currency translation losses in accumulated other comprehensive income and a reduction in the Company's total stockholders' equity in the future. Additionally, any further devaluations of the Argentine currency and/or other economic and policy developments in Argentina could have an adverse impact on the Company's financial position, results of operations and cash flows in future periods, and such effects could be significant.

4.       NEW ACCOUNTING STANDARDS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 stipulates that goodwill should no longer be amortized and should instead be subject to an annual impairment assessment. Except for discontinuing the recording of goodwill amortization (which approximated $3 million for the first quarter of 2001 and $11 million for the full year 2001), the adoption of SFAS 142 did not have a material effect on the Company's consolidated financial statements.

         Also on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). While SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, it changes the criteria required to be met to classify an asset as held for sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and, among other things, broadens reporting for discontinued operations to include a component of an entity, rather than just a segment of a business. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial statements.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS 143 on January 1, 2003. The impact of the adoption of SFAS 143, if any, is not expected to be significant.

5.       SALE OF NON-CORE BUSINESS

         On February 5, 2002, the Company sold its interest in Enzyme Bio-Systems Ltd. of Beloit, Wisconsin for approximately $35 million in cash. The Company recorded a pretax gain from the sale of approximately $8 million, which is included in other income in the first quarter 2002 Condensed Consolidated Statement of Income.

6.       ACQUISITIONS

         On March 4, 2002, the Company increased its ownership in Arancia Corn Products, S.A. de C.V. ("Arancia"), its consolidated Mexican subsidiary, from 90 percent to 100 percent by paying approximately $39 million in cash and issuing 70,000 shares of common stock valued at approximately $2 million.

7.       RESTRUCTURING CHARGES

         One of the Company's continuing business strategies is to improve North America profitability. In order to remain competitive while improving margins, the Company has implemented a restructuring plan that includes the termination of approximately 200 employees throughout the three North American countries in which it operates and the cancellation of certain lease obligations. In connection with this restructuring plan the Company recorded charges of $4.3 million during the first quarter of 2002. Of this amount, approximately $3.5 million represents employee severance costs and related benefits and the balance represents provisions relating to the lease obligations. The charge of $4.3 million was recorded in general and administrative expenses. As of March 31, 2002, approximately 175 of the 200 employee terminations were completed. It is anticipated that the remaining actions under the restructuring plan will be completed during the second quarter of 2002. The remaining accrual as of March 31, 2002 is approximately $1 million.

8.       INTEREST RATE SWAPS

         On March 14, 2002, the Company entered into interest rate swap agreements to take advantage of the current interest rate environment by effectively converting the interest rate associated with the Company's 8.45 percent $200 million senior notes due 2009 to variable rates. These agreements involve the exchange of fixed rate payments (at 8.45 percent) for variable rate payments on $200 million of notional principal without the exchange of the underlying face amount. Under the terms of the agreements, the Company receives fixed rate payments and makes variable rate payments based on the six month U.S. dollar LIBOR rate plus a spread. The fair value of these agreements are reflected in the accompanying Condensed Consolidated Balance Sheets as an adjustment to the carrying value of the hedged debt obligation. Interest rate differentials to be paid or received under these agreements are recognized over the six month period as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes.

9.       INVENTORIES

Inventories are summarized as follows:
                                            At               At
                                          March 31,      December 31,
(in millions)                               2002             2001
                                            ----             ----
Finished and in process ............        $ 90            $ 91
Raw materials ......................          67              75
Manufacturing supplies and other ...          33              35
-----------------------------------------------------------------------
Total Inventories ..................        $190            $201
=======================================================================

10.      SEGMENT INFORMATION

         The Company operates in one business segment - Corn Refining - and is managed on a geographic regional basis. Its North America operations include corn-refining businesses in the United States, Canada and Mexico and its non-consolidated equity interest in CornProductsMCP Sweeteners LLC. Its South America operations include corn-refining businesses in Brazil, Argentina, Colombia, Chile, Ecuador and Uruguay. Its Asia/Africa operations include corn-refining businesses in Korea, Pakistan, Malaysia, Thailand and Kenya.

                                         THREE MONTHS ENDED MARCH 31,
(in millions)                                   2002           2001
                                        -----------------------------
NET SALES
  North America                                $ 275.8        $ 280.1
  South America                                   98.2          117.4
  Asia/Africa                                     57.9           57.1
                                         -----------------------------
  Total                                        $ 431.9        $ 454.6
                                         =============================

OPERATING INCOME
  North America                                   $6.7          $15.0  *
  South America                                   13.7           18.9
  Asia/Africa                                     11.9           10.5
  Corporate                                      (5.4)          (4.8)  *
  Non-recurring income, net                        4.6              -
                                         -----------------------------
  Total                                          $31.5          $39.6
                                         =============================

* - Certain expenses that had previously been reflected in North America results are now classified as corporate expenses. Prior year information has been reclassified to conform with the current year presentation.


                                      AT                      AT
(in millions)                   MARCH 31, 2002         DECEMBER 31, 2001
                                --------------         -----------------
TOTAL ASSETS
  North America                       $1,360                 $1,430
  South America                          415                    489
  Asia/Africa                            300                    308
                                --------------         -----------------
  Total                               $2,075                 $2,227
                                ==============         =================

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
           WITH COMPARATIVES FOR THE THREE MONTHS ENDED MARCH 31, 2001


         NET INCOME. Net income for the quarter ended March 31, 2002 decreased to $11.2 million, or $0.31 per diluted share, from $12.7 million, or $0.36 per diluted share, in the first quarter of 2001. The current period results include $4.6 million ($3.0 million after-tax) of net non-recurring earnings consisting primarily of a gain from the sale of a business unit, net of certain one-time charges. The non-recurring earnings include an $8.0 million pretax gain from the February 2002 sale of Enzyme-Bio Systems Ltd. ("EBS"), partially offset by $4.3 million of charges principally related to workforce reductions in North America. Additionally, a one-time gain of $0.9 million associated with the curtailment of certain benefit costs pertaining to the aforementioned sale and workforce reduction was recorded. Excluding the net non-recurring income, the Company earned $8.2 million, or $0.23 per diluted share in the current quarter, down 35 percent from the $12.7 million earned in the comparable prior year period. This decrease was principally due to lower sales volumes and foreign currency weakness, which more than offset reduced financing costs.

         NET SALES. First quarter net sales totaled $432 million, down 5 percent from first quarter 2001 sales of $455 million. This decrease reflects an 8 percent decline associated with lower volume and a 6 percent reduction attributable to weaker foreign currencies, which more than offset a 9 percent price/mix improvement.

         North American net sales for first quarter 2002 were down 2 percent from the same period last year primarily due to the effect of the sale of EBS. Excluding past sales generated by EBS, sales in the region were flat, as a 6 percent price/mix improvement was offset by lower volume. The volume decrease primarily reflects reduced demand in Mexico as a result of the Mexican HFCS tax issue (see following section entitled "Mexico HFCS Tax"). In South America, net sales decreased 16 percent from first quarter 2001 reflecting a 12 percent regional volume decline driven by soft economic conditions in Argentina and Brazil. Additionally, while price/mix improvements in the region have been significant (up approximately 19 percent from first quarter 2001), the increases in Argentina are currently lagging the devaluation of the Argentine peso. In Asia/Africa, net sales increased one percent from last year, as a 3 percent price/mix improvement and modest volume growth more than offset a 2 percent sales reduction attributable to weaker currencies.

         COST OF SALES AND OPERATING EXPENSES. Cost of sales for first quarter 2002 decreased 2 percent from first quarter 2001 partially due to the effect of the sale of EBS. Excluding past expenses of EBS, cost of sales declined 1 percent from the year ago period. Gross margins were 13.6 percent, down from
16.5 percent last year, reflecting lower volumes, as well as the impact of the decline in value of foreign currencies, particularly in Argentina and Brazil.

         Driven partially by a change in accounting that prohibits the amortization of goodwill, first quarter 2002 operating expenses decreased to $36.9 million from $39.8 million last year, despite the recording of the aforementioned one-time charges and curtailment gain, which together totaled $3.4 million. Excluding the effect of the one-time items, first quarter 2002 operating expenses totaled $33.5 million, representing
7.7 percent of net sales, down from 8.1 percent last year before amortization of goodwill. This decline in operating expenses principally reflects lower U.S. and Canadian SG&A costs and, to a lesser extent, the disposition of EBS.

         OPERATING INCOME. First quarter 2002 operating income, which includes the previously mentioned $4.6 million of net non-recurring earnings, decreased 20 percent to $31.5 million from $39.6 million last year. Excluding the net non-recurring earnings, operating income decreased 32 percent to $26.9 million from $39.6 million, reflecting significantly lower earnings in North America and South America. North America operating income of $6.7 million decreased 55 percent from $15.0 million in the first quarter of 2001, mainly due to the impact of Mexico's HFCS tax on our Mexican business. South America operating income of $13.7 million for first quarter 2002 decreased 28 percent from $18.9 million in the prior year period, primarily due to soft economic conditions and weaker currencies in Argentina and Brazil. Asia/Africa operating income increased 13 percent to $11.9 million from $10.5 million a year ago.

         FINANCING COSTS. Financing costs for first quarter 2002 were $9.6 million, down from $15.5 million in the comparable period last year, reflecting lower interest rates and reduced debt.

         PROVISION FOR INCOME TAXES. The effective tax rate increased to 36 percent for the first quarter of 2002, from 35 percent in the first quarter of 2001. The higher estimated tax rate for 2002 is based on the expected change in the mix of domestic and foreign earnings for the full year.

         MINORITY INTEREST IN EARNINGS. The decrease in minority interest for first quarter 2002 reflects the Company's increased ownership in Arancia and a reduction in earnings from Argentina, partially offset by increased earnings in Korea and Pakistan.

         COMPREHENSIVE INCOME (LOSS). The Company recorded a comprehensive loss of $46 million for the first quarter of 2002 as compared with a comprehensive loss of $29 million for the same period last year. The increase resulted from a $30 million unfavorable variance in the currency translation adjustment, partially offset by gains from cash flow hedges, net of income taxes. The unfavorable $30 million currency translation adjustment related primarily to the negative impact of weakened local currencies, particularly in Argentina, versus a stronger U.S. dollar.

MEXICO HFCS TAX

         On January 1, 2002, the Mexican Congress passed a value-added tax on soft drinks sweetened with high fructose corn syrup (HFCS), which on March 5, 2002, was suspended until September 30, 2002. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for soft drinks in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its four plants in Mexico. Effective with the March 5, 2002 suspension of the tax, the Company resumed the production and sale of HFCS in Mexico, although at levels below historical volumes. Since the temporary suspension of the tax, HFCS demand in Mexico has been depressed and earnings have suffered as a result.

While the Company is hopeful for a permanent solution ahead of September 30th (the date that the temporary suspension of the tax is scheduled to expire), in the absence of such, it is likely that HFCS demand in Mexico, although expected to improve from the current situation, will remain below normal levels for some time. Management continues to seek a permanent repeal of the tax. In the event the tax is not permanently repealed by September 30, 2002 and customers do not return to more normal purchasing levels, the Company's financial position, as well as its future operating results and cash flows, could be adversely affected.

DEVALUATION OF THE ARGENTINE PESO

         On January 6, 2002, the Argentine government announced a devaluation of its currency and the establishment of a floating rate. The Company's financial statements for the year ended December 31, 2001 reflect this event. In the first quarter of 2002, the Company recognized an additional other comprehensive loss of approximately $61 million relating to the further devaluation of the Argentine peso in relation to the U.S. dollar. This loss was included in the accumulated other comprehensive loss account within the stockholders' equity section of the Company's Condensed Consolidated Balance Sheet. However, the devaluation did not have a material adverse effect on the Company's first quarter 2002 net income. Continued weakening of the Argentine peso relative to the U.S. dollar could result in the recognition of additional foreign currency translation losses in accumulated other comprehensive income and a reduction in the Company's total stockholders' equity in the future. Additionally, any further devaluations of the Argentine currency and/or other economic and policy developments in Argentina could have an adverse impact on the Company's financial position, results of operations and cash flows in future periods, and such effects could be significant.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company's total assets decreased to $2,075 million from $2,227 million at December 31, 2001. The decline in total assets mainly reflects further weakening of the Argentine peso.

          For the three months ended March 31, 2002, cash provided by operating activities was $27 million, compared to cash used for operations of $4 million in the prior year period. This increase primarily reflects a reduction in cash used for working capital purposes, compared to the year-ago period. Cash used for investing activities totaled $20 million for the first three months of 2002, reflecting capital expenditures and acquisition-related payments, partially offset by proceeds from the sale of EBS. Capital expenditures of $13 million for the first three months of 2002 are in line with the Company's capital spending plans for the year, which target a reduction of at least 10 percent from the previous year. The Company's capital expenditures and acquisition of the 10 percent minority interest in Arancia were funded by operating cash flows and with proceeds from the sale of EBS.

         The Company has a $340 million 5-year revolving credit facility in the United States due December 2002. The Company plans to refinance the credit facility this year. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At March 31, 2002, the Company had total debt outstanding of $721 million compared to $756 million at December 31, 2001. The decrease mainly reflects payments made during the quarter. The debt outstanding includes: $287 million outstanding under the U.S. revolving credit facility at a weighted average interest rate of 2.2 percent for the three months ended March 31, 2002; $200 million of 8.45 percent senior notes due 2009 (the "Senior Notes"); and various affiliate indebtedness totaling $234 million which includes borrowings outstanding under local country operating credit lines. The weighted average interest rate on affiliate debt was approximately 6.7 percent for the first three months of 2002. On March 14, 2002, the Company entered into interest rate swap agreements that effectively converted the interest rate associated with the Company's Senior Notes to a variable interest rate.

         The Company expects that its operating cash flows and borrowing availability under its credit facilities will be more than sufficient to fund its anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

         MINORITY INTEREST IN SUBSIDIARIES. Minority interest in subsidiaries decreased $50 million to $97 million at March 31, 2002 from $147 million at December 31, 2001. The decrease is mainly attributable to the Company's purchase of the minority interest in Arancia. Effective with the purchase, Arancia became a wholly-owned subsidiary of the Company.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements concerning the Company's financial position, business and future earnings and prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and biotechnology issues; and increased competitive and/or customer pressure in the corn-refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.




ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. Except for the items referenced below, there have been no material changes to the Company's market risk during the three months ended March 31, 2002.

         On January 1, 2002, the Mexican Congress passed a value-added tax on soft drinks sweetened with high fructose corn syrup (HFCS), which on March 5, 2002, was suspended until September 30, 2002. Please refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, section entitled "Mexico HFCS Tax", included herewith, for information pertaining to the tax.

         On January 6, 2002, the Argentine government announced a devaluation of its currency and the establishment of a floating currency rate. Please refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, section entitled "Devaluation of the Argentine Peso", included herewith, for information pertaining to the devaluation.

         As described in Note 8 to the Financial Statements included herewith, on March 14, 2002, the Company entered into interest rate swap agreements that effectively converted the interest rate associated with the Company's 8.45 percent $200 million Senior Notes to a variable interest rate.

                            PART II OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.



All other items hereunder are omitted because either such item is inapplicable or the response is negative.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              CORN PRODUCTS INTERNATIONAL, INC.







DATE:      May 14, 2002                       By /s/ James Ripley
                                                 -------------------------------
                                              James Ripley
                                              Vice President - Finance and
                                              Chief Financial Officer



DATE:      May 14, 2002                       By /s/ Robin Kornmeyer
                                                 -------------------------------
                                              Robin Kornmeyer
                                              Corporate Controller

                                  EXHIBIT INDEX

NUMBER        DESCRIPTION OF EXHIBIT
------        ----------------------
10            Supplemental Executive Retirement Plan, amended and restated as of
              January 1, 2001

11            Statement re: computation of earnings per share