Form 10-K/A
period 2001-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2002-06-26
CIK 1046257

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

ITEM 6.           SELECTED FINANCIAL DATA

         Incorporated by reference from the Registrant's Consolidated Financial Statements filed herewith as part of Exhibit 13.1, section entitled
"Nine-Year Financial Highlights."

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 2002.

                            CORN PRODUCTS INTERNATIONAL, INC.


                            By:  /s/ Samuel C. Scott III
                                 -----------------------------------------------
                                 Samuel C. Scott III
                                 Chairman, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 26th day of June, 2002.

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