Form 10-Q/A
period 2002-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2002-06-26
CIK 1046257

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
          Amount of (gains) losses on cash flow
           hedges reclassified to earnings, net of
           income tax effect of $3 million and $1
           million, respectively                             7                (2)
          Unrealized gains (losses) on cash flow
           hedges, net of income tax effect of $1
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

                                                       ==============    =============



                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


( IN MILLIONS )                              ADDITIONAL                                    ACCUMULATED
                                  COMMON       PAID-IN     TREASURY       DEFERRED        COMPREHENSIVE      RETAINED
                                  STOCK        CAPITAL       STOCK      COMPENSATION      INCOME (LOSS)      EARNINGS
                                ----------------------------------------------------------------------------------------
Balance, December 31, 2001           $1          $1,073         $(56)        $(3)                 $(333)        $175
   Net income for the period                                                                                      11
   Dividends declared                                                                                             (4)
      Amount of (gains)
       losses on cash flow
       hedges reclassified to
       earnings, net of income
       tax effect of $3 million                                                                       7
      Unrealized gains
       (losses) on cash flow
       hedges, net of income
       tax effect of $1 million                                                                      (3)
   Translation adjustment                                                                           (61)
   Other                                                           3
                                ----------------------------------------------------------------------------------------
Balance, March 31, 2002              $1          $1,073         $(53)        $(3)                 $(390)        $182
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

4.       NEW ACCOUNTING STANDARDS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 stipulates that goodwill should no longer be amortized and should instead be subject to an annual impairment assessment. The Company completed the transitional impairment test required by SFAS 142 during the quarter ended
March 31, 2002. No impairment loss was recognized in connection with the adoption of SFAS 142 as of January 1, 2002. The following information is disclosed in accordance with SFAS 142:

Goodwill

        The carrying amount of goodwill by geographic segment as of March 31, 2002, was as follows:

                                                                 March 31,
                                                                   2002
                                                                 ========
                                                               (in millions)

North America                                                    $    119
South America                                                          25
Asia/Africa                                                           120
                                                                 ========
Total goodwill                                                   $    264
                                                                 ========

        The adoption of SFAS 142's provisions relating to goodwill amortization resulted in the Company discontinuing the amortization of goodwill beginning January 1, 2002. On a pre-tax basis, goodwill amortization recorded in the first three months of 2001 was $3 million, which related to North America ($0.8 million), South America ($0.5 million), and Asia/Africa ($1.7 million). On an after-tax basis, goodwill amortization recorded in the first three months of 2001 was $1.9 million. The following table provides a comparison of the effects of adopting SFAS 142 for the quarters ended March 31, 2002 and 2001:

                                                                Three Months Ended
                                                          ----------------------------------
                                                          March 31,                March 31,
                                                            2002                     2001
                                                          ---------                ---------
                                                        (in millions, except per share data)
Net Income                                                $    11.2                $    12.7
Add back: goodwill amortization (net of income taxes)            --                      1.9
                                                          ---------                ---------
Adjusted net income                                       $    11.2                $    14.6
                                                          =========                =========
Basic and diluted
  earnings per common share:
As reported earnings per share                            $    0.31                $    0.36
Add back: goodwill amortization                                  --                     0.05
                                                          ---------                ---------
Adjusted earnings per share                               $    0.31                $    0.41
                                                          =========                =========

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




                                              CORN PRODUCTS INTERNATIONAL, INC.







DATE:      June 26, 2002                      By /s/ James Ripley
                                                 -------------------------------
                                              James Ripley
                                              Vice President - Finance and
                                              Chief Financial Officer



DATE:      June 26, 2002                      By /s/ Robin Kornmeyer
                                                 -------------------------------
                                              Robin Kornmeyer
                                              Corporate Controller

                                  EXHIBIT INDEX

NUMBER        DESCRIPTION OF EXHIBIT
------        ----------------------
10            Supplemental Executive Retirement Plan, amended and restated as of
              January 1, 2001

11            Statement re: computation of earnings per share