Form 10-Q
period 2002-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2002-08-12
CIK 1046257

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
                                            Yes        X        No
                                                   ---------         -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                           OUTSTANDING AT JULY 31, 2002
         Common Stock, $.01 par value                    35,615,480 shares

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    Three Months Ended   Six Months Ended
                                                          June 30,           June 30,
                                                    ------------------- -------------------
                                                       2002     2001        2002     2001
                                                    ------------------- -------------------
Net sales before shipping and handling costs        $   514.7 $   521.4 $   972.6 $ 1,020.0
Less:  Shipping and handling costs                       28.5      39.2      54.4      83.3
                                                    ------------------- -------------------
Net sales                                               486.2     482.2     918.2     936.7
Cost of sales                                           414.7     409.7     787.8     789.2
                                                    ------------------- -------------------
Gross profit                                             71.5      72.5     130.4     147.5

Operating expenses                                       33.0      35.1      69.8      74.9
Income from non-consolidated affiliates and other
   income                                                 1.5       4.8      11.0       9.2
                                                    ------------------- -------------------

Operating income                                         40.0      42.2      71.6      81.8

Financing costs                                           6.7      15.0      16.3      30.6
                                                    ------------------- -------------------

Income before income taxes and minority interest         33.3      27.2      55.3      51.2

Provision for income taxes                               12.0       9.5      19.9      17.9
                                                    ------------------- -------------------
                                                         21.3      17.7      35.4      33.3
Minority interest in earnings                             2.7       2.4       5.5       5.4
                                                    ------------------- -------------------
Net income                                          $    18.6 $    15.3 $    29.9 $    27.9
                                                    =================== ===================

Weighted average common shares outstanding:
Basic                                                    35.6      35.3      35.5      35.3
Diluted                                                  35.8      35.4      35.7      35.4

Earnings per common share:
Basic                                               $    0.52 $    0.43 $    0.83 $    0.79
Diluted                                             $    0.52 $    0.43 $    0.83 $    0.79



See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)                               JUNE 30,               DECEMBER 31,
                                                                                             2002                     2001
                                                                                      --------------------    ---------------------
ASSETS                                                                                   (UNAUDITED)
      Current assets
           Cash and cash equivalents                                                         $51                      $65
           Accounts receivable - net                                                         245                      279
           Inventories                                                                       192                      201
           Prepaid expenses                                                                   12                       10
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                   500                      555
-----------------------------------------------------------------------------------------------------------------------------------

           Property, plant and equipment - net                                             1,186                    1,293
           Goodwill                                                                          273                      283
           Deferred tax asset                                                                 20                       20
           Investments                                                                        42                       41
           Other assets                                                                       38                       35
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                        $2,059                   $2,227
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings and current portion of long-term debt                       189                      444
           Accounts payable and accrued liabilities                                          210                      231
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                              399                      675
-----------------------------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                            63                       50
           Long-term debt                                                                    491                      312
           Deferred income taxes                                                             184                      186
           Minority interest in subsidiaries                                                  97                      147
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value - none issued                                        --                       --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,659,887 issued
                         at June 30, 2002 and December 31, 2001                                1                        1
           Additional paid-in capital                                                      1,073                    1,073
           Less:  Treasury stock (common stock; 2,047,824 and 2,253,578 shares at
                         June 30, 2002 and December 31, 2001, respectively) at cost          (51)                     (56)
           Deferred compensation - restricted stock                                           (3)                      (3)
           Accumulated comprehensive loss                                                   (392)                    (333)
           Retained earnings                                                                 197                      175
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             825                      857
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $2,059                   $2,227
===================================================================================================================================

See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(IN MILLIONS)                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                       ------------------------------------------------------------------
                                                           2002              2001             2002              2001
                                                       --------------    -------------    --------------    --------------
Net income                                                 $19               $15              $30               $28
Comprehensive income/loss:
    Gain (loss) on cash flow hedges:
          Cumulative effect of adoption of SFAS 133,
           net of income tax effect of $8 million           --                --               --                14
          Amount of (gains) losses on cash flow
           hedges reclassified to earnings, net of
           income tax effect of $5 million, $3
           million, $8 million and $1 million,
           respectively                                      9                 5               16                 3
          Unrealized gains (losses) on cash flow
           hedges, net of income tax effect of $3
           million, $10 million, $2 million and $23
           million, respectively                             7               (20)               4               (43)
    Currency translation adjustment                        (18)               (4)             (79)              (35)
                                                       --------------    -------------    --------------    -------------
Comprehensive income (loss)                                $17               ($4)            ($29)             ($33)
                                                       ==============    =============    ==============    =============




                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

(IN MILLIONS)                                ADDITIONAL                                    ACCUMULATED
                                  COMMON       PAID-IN     TREASURY       DEFERRED        COMPREHENSIVE      RETAINED
                                  STOCK        CAPITAL       STOCK      COMPENSATION      INCOME (LOSS)      EARNINGS
                                ----------------------------------------------------------------------------------------
Balance, December 31, 2001           $1          $1,073         $(56)        $(3)                 $(333)        $175
   Net income for the period                                                                                      30
   Dividends declared                                                                                             (8)
   Amount of (gains) losses
      on cash flow hedges
      reclassified to earnings,
      net of income tax effect
      of $8 million                                                                                  16

   Unrealized gains (losses)
      on cash flow hedges, net
      of income tax effect of
      $2 million                                                                                      4
   Translation adjustment                                                                           (79)
   Other                                                           5
                                ----------------------------------------------------------------------------------------
Balance, June 30, 2002               $1          $1,073         $(51)        $(3)                 $(392)        $197
                                ========================================================================================

See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


           (IN MILLIONS)                                                                              SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                 2002                2001
                                                                                             -------------      ----------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net income                                                                                     $30                $28
    Non-cash charges (credits) to net income:
         Depreciation and amortization                                                              54                 66
         Minority interest in earnings                                                               5                  5
         Income from non-consolidated affiliates                                                    (2)                (8)
         Gain on sale of business                                                                   (8)                --
         Loss on disposal of fixed assets                                                            1                  1
    Changes in working capital, net of effect of disposal/acquisition:
          Accounts receivable and prepaid items                                                      8                (40)
          Inventories                                                                               (3)                15
          Accounts payable and accrued liabilities                                                  20                (46)
    Other                                                                                            4                 (3)
--------------------------------------------------------------------------------------------------------------------------------
    Cash provided by operating activities                                                          109                 18
--------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures, net of proceeds on disposal                                           (32)               (39)
       Proceeds from sale of business                                                               35                 --
       Payments for acquisitions                                                                   (42)               (77)
--------------------------------------------------------------------------------------------------------------------------------
    Cash used for investing activities                                                             (39)              (116)
--------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
       Proceeds from borrowings                                                                      9                122
       Payments on debt                                                                            (82)               (21)
       Dividends paid                                                                              (11)               (15)
       Issuance of common stock                                                                      3                 --
--------------------------------------------------------------------------------------------------------------------------------
    Cash (used for) provided by financing activities                                               (81)                86
--------------------------------------------------------------------------------------------------------------------------------

    Effect of foreign exchange rate changes on cash                                                 (3)                (2)
--------------------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                          (14)               (14)
    Cash and cash equivalents, beginning of period                                                  65                 41
--------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                       $51                $27
================================================================================================================================

See Notes To Condensed Consolidated Financial Statements

                        CORN PRODUCTS INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

         References to the "Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company's Annual Report to Stockholders that were incorporated by reference in Form 10-K/A for the year ended December 31, 2001.

         The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 2002 and 2001, and the financial position of the Company as of June 30, 2002. The results for the three months and the six months ended June 30, 2002 are not necessarily indicative of the results expected for the year.

         Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current year presentation.

2.       SALE OF SENIOR NOTES

         On June 28, 2002, the Company sold $200 million of 8.25 percent Senior Notes due July 15, 2007. Interest will be paid semi-annually on January 15 and July 15, beginning on January 15, 2003. The notes are unsecured obligations of the Company and rank equally with the Company's other unsecured, senior indebtedness. The Company may redeem all or any portion of the notes at any time. The net proceeds from the sale of the notes, which were received by the Company on July 8, 2002, were used to repay $197 million of borrowings outstanding under the Company's $340 million U.S. revolving credit facility that matures in December 2002. Accordingly, $197 million of borrowings outstanding under the U.S. revolving credit facility at June 30, 2002 have been included in long-term debt in the accompanying Condensed Consolidated Balance Sheet.

3.       MEXICO HFCS TAX

         On January 1, 2002, the Mexican Congress passed a value-added tax on soft drinks sweetened with high fructose corn syrup (HFCS), which on March 5, 2002, was suspended until September 30, 2002. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for soft drinks in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its four plants in Mexico. Effective with the March 5, 2002 suspension of the tax, the Company resumed the production and sale of HFCS in Mexico, although at levels below historical volumes. On July 12, 2002, the Mexican Supreme Court annulled the temporary suspension of the tax, thereby resuming the tax, and the Company curtailed the production of HFCS 55 at its San Juan del Rio plant. Until there is a permanent resolution of the Mexican value-added tax on soft drinks sweetened with HFCS, the Company expects to make no HFCS sales to the soft drink industry in Mexico. Management continues to seek a permanent repeal of the tax and currently believes that the problem will be ultimately resolved by the governments of the United States and Mexico. Until that occurs, the

Company's operating results and cash flows will continue to be adversely affected by the Mexico HFCS tax issue.

4.       DEVALUATION OF THE ARGENTINE PESO

         On January 6, 2002, the Argentine government announced a devaluation of its currency and the establishment of a floating exchange rate. The Company's financial statements for the year ended December 31, 2001 reflect this event. For the first half of 2002, the Company recognized an other comprehensive loss of approximately $68 million relating to the further devaluation of the Argentine peso in relation to the U.S. dollar. This loss was included in the accumulated comprehensive loss account within the stockholders' equity section of the Company's Condensed Consolidated Balance Sheet. However, as a result of actions taken in both Argentina and throughout the Southern Cone of South America, the devaluation did not have a material adverse effect on the Company's second quarter or first half 2002 net income. Continued weakening of the Argentine peso relative to the U.S. dollar could result in the recognition of additional foreign currency translation losses in accumulated comprehensive loss and a reduction in the Company's total stockholders' equity in the future. Additionally, any further devaluation of the Argentine currency and/or other economic and policy developments in Argentina could have an adverse impact on the Company's financial position, results of operations and cash flows in future periods, and such effects could be significant.

5.       NEW ACCOUNTING STANDARDS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 stipulates that goodwill should no longer be amortized and should instead be subject to an annual impairment assessment. The Company completed the transitional impairment test required by SFAS 142 during the first quarter of 2002. No impairment loss was recognized in connection with the adoption of SFAS 142 as of January 1, 2002.

The following information is disclosed in accordance with SFAS 142:

Goodwill

The carrying amount of goodwill by geographic segment as of June 30, 2002, was as follows:

                                                 At
                                           June 30, 2002
                                           -------------
(in millions)
North America                                  $119
South America                                    19
Asia/Africa                                     135
                                               ----
Total goodwill                                 $273
                                               ----

         The adoption of SFAS 142's provisions relating to goodwill amortization resulted in the Company discontinuing the amortization of goodwill beginning January 1, 2002. On a pre-tax basis, goodwill amortization recorded in the second quarter of 2001 was $2.9 million, consisting of $0.8 million in North America, $0.5 million in South America and $1.6 million in Asia/Africa. For the first half of 2001, goodwill amortization on a pre-tax basis was $5.9 million, consisting of $1.6 million in North America, $1.0 million in South America and $3.3 million in Asia/Africa. On an after-tax basis, goodwill amortization recorded for the three months and six months ended June 30, 2001 was $1.9 million and $3.8 million, respectively. The following table provides a comparison of the effects of adopting SFAS 142 for the three months and six months ended June 30, 2002 and 2001:

                                            Three months ended     Six months ended
                                            -------------------   -------------------
                                            June 30,   June 30,   June 30,   June 30,
                                              2002       2001       2002       2001
                                            -----------------------------------------
  (In millions, except per share data)
Net income                                   $ 18.6     $ 15.3     $ 29.9     $ 27.9
Add back: goodwill amortization
  (net of income taxes)                          --        1.9         --        3.8
                                             ------     ------     ------     ------

Adjusted net income                          $ 18.6     $ 17.2     $ 29.9     $ 31.7
                                             ======     ======     ======     ======

Basic and diluted earnings per
common share:
As reported earnings per share               $ 0.52     $ 0.43     $ 0.83     $ 0.79
Add back:  goodwill amortization                 --       0.05         --       0.11
                                             ------     ------     ------     ------

Adjusted earnings per share                  $ 0.52     $ 0.48     $ 0.83     $ 0.90
                                             ======     ======     ======     ======

         Also on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). While SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, it changes the criteria required to be met to classify an asset as held for sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and, among other things, broadens reporting for discontinued operations to include a component of an entity, rather than just a segment of a business. The adoption of SFAS 144 did not have an effect on the Company's consolidated financial statements.

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

         On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact, if any, of the adoption of SFAS 146.

6.       SALE OF NON-CORE BUSINESS

         On February 5, 2002, the Company sold its interest in Enzyme Bio-Systems Ltd. of Beloit, Wisconsin for approximately $35 million in cash. The Company recorded a pretax gain from the sale of approximately $8 million, which is included in other income in the Condensed Consolidated Statement of Income for the six months ended June 30, 2002.

7.       ACQUISITIONS

         On March 4, 2002, the Company increased its ownership in Arancia Corn Products, S.A. de C.V., its consolidated Mexican subsidiary, from 90 percent to 100 percent by paying approximately $39 million in cash and issuing 70,000 shares of common stock valued at approximately $2 million.

8.       RESTRUCTURING CHARGES

         One of the Company's continuing business strategies is to improve North America profitability. In order to remain competitive while improving margins, the Company has implemented a restructuring plan that includes the termination of approximately 200 employees throughout the three North American countries in which it operates and the cancellation of certain lease obligations. In connection with this restructuring plan, the Company recorded charges of $4.3 million during the first quarter of 2002. Of this amount, approximately $3.5 million represents employee severance costs and related benefits and the balance represents provisions relating to the lease obligations. The charge of $4.3 million was recorded in general and administrative expenses. As of June 30, 2002, substantially all of the employee terminations under the restructuring plan were completed.

9.       INTEREST RATE SWAPS

         On March 14, 2002, the Company entered into interest rate swap agreements to take advantage of the current interest rate environment by effectively converting the interest rate associated with the Company's 8.45 percent $200 million senior notes due 2009 to variable rates. These agreements involve the exchange of fixed rate payments (at 8.45 percent) for variable rate payments on $200 million of notional principal without the exchange of the underlying face amount. Under the terms of the agreements, the Company receives fixed rate payments and makes variable rate payments based on the six month U.S. dollar LIBOR rate plus a spread. The fair value of these agreements is reflected in the accompanying Condensed Consolidated Balance Sheets as an adjustment to the carrying value of the hedged debt obligation. Interest rate differentials to be paid or received under these agreements are recognized as adjustments to interest expense using the accrual method. The Company does not hold or issue interest rate swap agreements for trading purposes.

10.      INVENTORIES

Inventories are summarized as follows:            At                At
                                               June 30,        December 31,
(in millions)                                    2002              2001
                                                 ----              ----
Finished and in process                          $ 82              $ 91
Raw materials                                      77                75
Manufacturing supplies and other                   33                35
-------------------------------------------------------------------------------
Total inventories                                $192              $201
===============================================================================


11.      SEGMENT INFORMATION

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

                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                    JUNE 30,                   JUNE 30,
(in millions)                 2002           2001        2002           2001
                             ---------------------      ---------------------
NET SALES
  North America              $318.3         $316.6      $594.2         $596.7
  South America               102.2          103.6       200.4          220.9
  Asia/Africa                  65.7           62.0       123.6          119.1
                             ---------------------      ---------------------
  Total                      $486.2         $482.2      $918.2         $936.7
                             =====================      =====================

OPERATING INCOME
  North America              $ 17.0         $ 18.3  *   $ 23.8         $ 33.3  *
  South America                14.9           15.4        28.6           34.3
  Asia/Africa                  14.0           13.1        25.9           23.6
  Corporate                    (5.9)          (4.6) *    (11.3)          (9.4) *
  Non-recurring items, net        -              -         4.6              -
                             ---------------------      ---------------------
  Total                      $ 40.0         $ 42.2      $ 71.6         $ 81.8
                             =====================      =====================

* Certain expenses that had previously been reflected in North America results are now classified as corporate expenses. Prior year information has been reclassified to conform to the current year presentation.


                                       AT                       AT
(in millions)                    JUNE 30, 2002          DECEMBER 31, 2001
                              -------------------     ---------------------
TOTAL ASSETS
  North America                     $1,357                   $1,430
  South America                        368                      489
  Asia/Africa                          334                      308
                              -------------------     ---------------------
  Total                             $2,059                   $2,227
                              ===================     =====================

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002
    WITH COMPARATIVES FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001


         NET INCOME. Net income for the quarter ended June 30, 2002 increased to $18.6 million, or $0.52 per diluted share, from $15.3 million, or $0.43 per diluted share, in the second quarter of 2001. The earnings increase was principally due to significantly lower financing costs and, to a lesser extent, the discontinuation of goodwill amortization, which more than offset a reduction in operating income mainly related to volume reductions of HFCS in Mexico and difficult economic conditions in South America. Second quarter 2001 results included goodwill amortization expense of $2.9 million ($1.9 million, net of income taxes), or $0.05 per diluted share. Net income for the six months ended June 30, 2002 increased to $29.9 million, or $0.83 per diluted share, from $27.9 million, or $0.79 per diluted share in the prior year period. First half 2002 results include $4.6 million ($3.0 million after-tax) of net non-recurring earnings consisting primarily of a gain from the sale of a business unit, net of certain one-time charges. The non-recurring earnings include an $8.0 million pretax gain from the February 2002 sale of Enzyme-Bio Systems Ltd. ("EBS"), partially offset by $4.3 million of charges principally related to workforce reductions in North America. Additionally, a one-time gain of $0.9 million associated with the curtailment of certain benefit costs pertaining to the aforementioned sale and workforce reduction was recorded. Excluding the net non-recurring income, the Company earned $26.9 million, or $0.75 per diluted share in the first half of 2002, down 4 percent from the $27.9 million earned in the comparable prior year period. First half 2001 results included goodwill amortization expense of $5.9 million ($3.8 million, net of income taxes), or $0.11 per diluted share.

         NET SALES. Second quarter 2002 net sales totaled $486 million, up 1 percent from second quarter 2001 net sales of $482 million. This slight increase reflects an 8 percent price/mix improvement and modest volume growth, which more than offset an 8 percent reduction attributable to weaker foreign currencies. First half 2002 net sales decreased 2 percent to $918 million from $937 million in the year-ago period, as a 7 percent decline attributable to weaker currencies and a 3 percent volume reduction more than offset a price/mix improvement of 8 percent.

         North American net sales for second quarter 2002 were up 1 percent from the same period last year. Excluding past sales generated by EBS, sales in the region increased 2 percent reflecting price/mix improvement of 2 percent and 1 percent volume growth, partially offset by the effect of a weaker Mexican peso. Volumes in the region grew despite reduced demand in Mexico caused by the Mexican HFCS tax issue (see following section entitled "Mexico HFCS Tax"). For the six months ended June 30, 2002, North American net sales were flat compared with the year-ago period, as a 4 percent price/mix improvement was offset by a 4 percent volume reduction.

         South American net sales for second quarter 2002 decreased 1 percent from the year-ago period as currency weakness, particularly in Argentina and Brazil, more than offset substantial price/mix improvement and 2 percent volume growth. For the six months ended June 30, 2002, South American net sales were down 9 percent from first half 2001 largely due to a 5 percent regional volume decline driven by difficult economic conditions in Argentina and Brazil. Additionally, while price/mix improvements in the region have been significant (up approximately 32 percent and 24 percent from second quarter and first half 2001, respectively), the increases are currently lagging local currency devaluation.

         Asia/Africa net sales for second quarter 2002 were up 6 percent from the prior year period, reflecting 5 percent volume growth and a 3 percent increase attributable to stronger local currencies, partially offset by a 2 percent price/mix decline. For the six months ended June 30, 2002, Asia/Africa net sales increased 4 percent from the year-ago period, primarily reflecting improved price/mix and modest volume growth.

         COST OF SALES AND OPERATING EXPENSES. Cost of sales for second quarter 2002 increased 1 percent from second quarter 2001, while first half 2002 cost of sales was slightly below the year-ago period. Excluding past expenses of EBS, cost of sales for second quarter and first half 2002 were up 3 percent and 1 percent, respectively, from the prior year periods. The Company's gross profit percentage for second quarter 2002 decreased slightly to 14.7 percent from 14.9 percent a year earlier, excluding EBS. First half 2002 gross profit percentage was 14.2 percent, down from 15.7 percent in the prior year period, excluding EBS. The lower gross profit percentages principally reflect reduced operating margins mainly due to the HFCS tax issue in Mexico and economic weakness in Brazil.

         Due primarily to a change in accounting that prohibits the amortization of goodwill, second quarter and first half 2002 operating expenses declined $2 million and $5 million, respectively, from the prior year periods, despite the recording in first quarter 2002 of the aforementioned one-time charges and curtailment gain, which together totaled $3.4 million. Excluding the effect of the one-time items, past operating expenses of EBS and goodwill amortization, second quarter and first half 2002 operating expenses were $33.0 million and $66.2 million, respectively, compared with $31.3 million and $67.1 million in the corresponding prior year periods.

         OPERATING INCOME. Second quarter 2002 operating income declined 5 percent to $40.0 million from $42.2 million a year ago. Excluding goodwill amortization and earnings of EBS from the prior year, operating income fell 10 percent from second quarter 2001. The decline in operating income principally reflects lower earnings in North America and South America. Higher corporate expenses also contributed to the reduced operating income. North America operating income declined 7 percent to $17.0 million from $18.3 million in second quarter 2001. Excluding goodwill amortization and earnings of EBS from the prior year, operating income in the region fell 8 percent from second quarter 2001. The decline primarily reflects lower results in Mexico, due principally to the HFCS tax issue, which more than offset improved earnings in the United States. South America operating income decreased 3 percent to $14.9 million from $15.4 million. Excluding goodwill amortization, operating income in the region was down 6 percent from the prior year period as lower results in Brazil attributable to the economic slowdown in that country more than offset improved operating earnings in the Southern Cone of South America. Asia/Africa operating income increased 7 percent to $14.0 million from $13.1 million a year ago. Excluding goodwill amortization, operating income in the region declined 5 percent from second quarter 2001 primarily due to lower earnings in Malaysia and Thailand. First half 2002 operating income, which includes the previously mentioned $4.6 million of net non-recurring earnings, decreased 12 percent to $71.6 million from $81.8 million last year.

Excluding the net non-recurring earnings from the current year, operating earnings of EBS, and goodwill amortization from the 2001 period, operating income decreased 23 percent from first half 2001, reflecting significantly lower earnings in North America and South America. North America operating income of $23.8 million decreased 29 percent from $33.3 million in first half 2001, mainly due to the impact of Mexico's HFCS tax on our Mexican business. Excluding earnings of EBS and goodwill amortization from the prior year, operating income in North America dropped 31 percent from the year-ago period. South America operating income of $28.6 million for first half 2002 decreased 17 percent from $34.3 million in the prior year period, primarily due to soft economic conditions in Brazil. Excluding goodwill amortization, first half 2002 operating income declined 19 percent from last year. Asia/Africa operating income increased 10 percent to $25.9 million from $23.6 million a year ago. Excluding goodwill amortization, Asia/Africa operating income for first half 2002 was down 4 percent from the prior year period.

         FINANCING COSTS. Financing costs for second quarter and first half 2002 declined 55 percent and 47 percent, respectively, from the year-ago periods reflecting lower interest rates, reduced debt and, to a lesser extent, foreign currency transaction gains.

         PROVISION FOR INCOME TAXES. The effective tax rate increased to 36 percent for the three months and six months ended June 30, 2002, from 35 percent in the prior year periods. The higher estimated tax rate for 2002 is based on the expected change in the mix of domestic and foreign earnings for the full year.

         COMPREHENSIVE INCOME (LOSS). The Company recorded comprehensive income of $17 million for second quarter 2002, as compared with a comprehensive loss of $4 million in the prior year period. The increase resulted from improved net income and gains from cash flow hedges (net of income taxes), partially offset by a $14 million unfavorable variance in the currency translation adjustment. For the six months ended June 30, 2002, the Company recorded a comprehensive loss of $29 million, as compared with a $33 million comprehensive loss a year ago. The reduction in the comprehensive loss principally reflects gains from cash flow hedges (net of income taxes), which more than offset a $44 million unfavorable variance in the currency translation adjustment. The unfavorable $44 million variance in the currency translation adjustment relates primarily to the negative impact of weakened local currencies, particularly in Argentina and Brazil.

MEXICO HFCS TAX

         On January 1, 2002, the Mexican Congress passed a value-added tax on soft drinks sweetened with high fructose corn syrup (HFCS), which on March 5, 2002, was suspended until September 30, 2002. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for soft drinks in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its four plants in Mexico. Effective with the March 5, 2002 suspension of the tax, the Company resumed the production and sale of HFCS in Mexico, although at levels below historical volumes. On July 12, 2002, the Mexican Supreme Court annulled the temporary suspension of the tax, thereby resuming the tax, and the Company curtailed the production of HFCS 55 at its San Juan del Rio plant. Until there is a permanent resolution of the Mexican value-added tax on soft drinks sweetened with HFCS, the Company expects to make no HFCS sales to the soft drink industry in Mexico.

         Management continues to seek a permanent repeal of the tax and currently believes that the problem will be ultimately resolved by the governments of the United States and Mexico. Until that occurs, the Company's operating results and cash flows will continue to be adversely affected by the Mexico HFCS tax issue.


DEVALUATION OF THE ARGENTINE PESO

         On January 6, 2002, the Argentine government announced a devaluation of its currency and the establishment of a floating exchange rate. The Company's financial statements for the year ended December 31, 2001 reflect this event. For the first half of 2002, the Company recognized an other comprehensive loss of approximately $68 million relating to the further devaluation of the Argentine peso in relation to the U.S. dollar. This loss was included in the accumulated comprehensive loss account within the stockholders' equity section of the Company's Condensed Consolidated Balance Sheet. However, as a result of actions taken in both Argentina and throughout the Southern Cone of South America, the devaluation did not have a material adverse effect on the Company's second quarter or first half 2002 net income. Continued weakening of the Argentine peso relative to the U.S. dollar could result in the recognition of additional foreign currency translation losses in accumulated comprehensive loss and a reduction in the Company's total stockholders' equity in the future. Additionally, any further devaluation of the Argentine currency and/or other economic and policy developments in Argentina could have an adverse impact on the Company's financial position, results of operations and cash flows in future periods, and such effects could be significant.

CORNPRODUCTSMCP SWEETENERS LLC ("CPMCP")

         In 2001, the Company began selling, marketing and distributing designated sweetener production destined for sale in the United States through CPMCP, a limited liability joint marketing company owned by the Company and Minnesota Corn Processors, LLC ("MCP"). On July 11, 2002, MCP announced that it had signed a merger agreement with Acher-Daniels-Midland Company ("ADM"), whereby MCP would merge with a subsidiary of ADM. The consummation of the merger is subject to a number of conditions, including approval from MCP unit holders and appropriate regulatory agencies.

         If ADM were to acquire MCP without terminating CPMCP, the document governing the joint marketing company would require ADM to, among other things, sell, market and distribute all of its designated sweetener products destined for sale in the United States through CPMCP. In the event of a sale of MCP to ADM, the Company would have the right to terminate the joint marketing company without paying a termination fee. Regardless of whether there is a potential change in control, either member of CPMCP has the option to terminate the joint marketing company by giving written notice at any time and paying a stipulated termination fee.

         The Company has no current intention to terminate CPMCP, nor has the Company received notice from MCP to that effect. The Company cannot give any assurance that ADM and MCP will consummate a transaction or that, even if such a transaction is consummated, CPMCP will be terminated. If CPMCP were to terminate in connection with an acquisition of MCP by ADM, the Company believes that, as a result of negotiations with MCP and the regulatory process, it would be able to unwind the joint marketing company and resume the marketing of its own designated sweetener products without a material impact on the Company's future financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company's total assets decreased to $2,059 million from $2,227 million at December 31, 2001. The decline in total assets mainly reflects weakening of the local currencies in Argentina and Brazil.

         For the six months ended June 30, 2002, cash provided by operating activities was $109 million, compared to $18 million in the prior year period. This increase primarily reflects a significant improvement in cash flow pertaining to changes in working capital, compared to the year-ago period. Cash used for investing activities totaled $39 million for the first half of 2002, reflecting capital expenditures and acquisition-related payments, partially offset by proceeds from the sale of EBS. Capital expenditures of $32 million for the first half of 2002 are in line with the Company's capital spending plan for the year, which is currently expected to approximate $80 million for full year 2002. The Company's capital expenditures and acquisition of the 10 percent minority interest in Arancia were funded by operating cash flows and with proceeds from the sale of EBS.

         On June 28, 2002, the Company sold $200 million of 8.25 percent senior notes due July 15, 2007. The net proceeds from the sale of the notes, which were received by the Company on July 8, 2002, were used to repay $197 million of borrowings outstanding under the Company's $340 million U.S. revolving credit facility that matures in December 2002. Accordingly, $197 million of borrowings outstanding under the U.S. revolving credit facility at June 30, 2002 have been included in long-term debt in the accompanying Condensed Consolidated Balance Sheet. The Company expects to refinance its U.S. revolving credit facility during the second half of 2002.

         In addition to the U.S. revolving credit facility, the Company has a number of short-term credit facilities consisting of operating lines of credit. At June 30, 2002, the Company had total debt outstanding of $680 million compared to $756 million at December 31, 2001. The decrease mainly reflects payments made during the first half of 2002. The debt outstanding includes: $265 million outstanding under the U.S. revolving credit facility (before application of the net proceeds from the aforementioned sale of the 8.25 percent senior notes) at a weighted average interest rate of 2.2 percent for the six months ended June 30, 2002; $200 million of 8.45 percent senior notes due 2009; and various affiliate indebtedness totaling $215 million which includes borrowings outstanding under local country operating credit lines. The weighted average interest rate on affiliate debt was approximately 6.3 percent for the first half of 2002. On March 14, 2002, the Company entered into interest rate swap agreements that effectively converted the interest rate associated with the Company's 8.45 percent senior notes to a variable interest rate.

         The Company expects that its operating cash flows and borrowing availability under its credit facilities will be more than sufficient to fund its anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

         MINORITY INTEREST IN SUBSIDIARIES. Minority interest in subsidiaries decreased $50 million to $97 million at June 30, 2002 from $147 million at December 31, 2001. The decrease is mainly attributable to the Company's purchase of the 10 percent minority interest in Arancia Corn Products, S.A. de C.V. Effective with the purchase, Arancia Corn Products, S.A. de C.V. became a wholly-owned subsidiary of the Company.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements concerning the Company's financial position, business and future earnings and prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and biotechnology issues; and increased competitive and/or customer pressure in the corn-refining industry. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K/A and subsequent reports on Forms 10-Q or 8-K.


ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, and is incorporated herein by reference. Except for the items referenced below, there have been no material changes to the Company's market risk during the six months ended June 30, 2002.

         On January 1, 2002, the Mexican Congress passed a value-added tax on soft drinks sweetened with high fructose corn syrup (HFCS), which on March 5, 2002, was suspended until September 30, 2002. On July 12, 2002, the Mexican Supreme Court annulled the temporary suspension of the tax, thereby resuming the tax. Please refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, section entitled "Mexico HFCS Tax", included herewith, for information pertaining to the tax.

         On January 6, 2002 the Argentine government announced a devaluation of its currency and the establishment of a floating currency exchange rate. Please refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, section entitled "Devaluation of the Argentine Peso", included herewith, for information pertaining to the devaluation.

         As described in Note 2 to the Condensed Consolidated Financial Statements included herewith, on June 28, 2002, the Company sold $200 million of
8.25 percent senior notes due

July 15, 2007. The net proceeds from the sale of the notes, which were received by the Company on July 8, 2002, were used to repay borrowings outstanding under the Company's U.S. revolving credit facility.

         As described in Note 9 to the Condensed Consolidated Financial Statements included herewith, on March 14, 2002, the Company entered into interest rate swap agreements that effectively converted the interest rate associated with the Company's 8.45 percent $200 million senior notes to a variable interest rate.




                            PART II OTHER INFORMATION

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 15, 2002, the following matters were submitted to a vote of security holders. The number of votes cast for, against, or withheld and the number of abstentions as to each such matter were as follows:

         1. ELECTION OF DIRECTORS

            The following nominees for election as Directors of the Company were elected for terms expiring in the year indicated:

            Name                  Term Expires   Votes For    Votes Withheld
            ----                  ------------   ---------    --------------
            Richard J. Almeida        2005       30,280,425       260,288
            Alfred C. DeCrane, Jr.    2005       30,192,556       348,157
            Guenther E. Greiner       2005       30,208,975       331,738
            James M. Ringler          2005       30,281,714       258,999

            The following other Directors of the Company are continuing in office for terms expiring in the year indicated:

                           Name                    Term Expires
                           ----                    ------------
                  Ignacio Aranguren-Castiello          2003
                  Ronald M. Gross                      2003
                  William S. Norman                    2003
                  Clifford B. Storms                   2003
                  Karen L. Hendricks                   2004
                  Bernard H. Kastory                   2004
                  Samuel C. Scott III                  2004


         2. RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

            The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for 2002 with 30,293,310 votes cast in favor, 214,550 votes cast against and 32,853 votes abstained.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            Exhibits required by Item 601 of Regulation S-K are listed in the
            Exhibit Index hereto.

         b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


All other items hereunder are omitted because either such item is inapplicable or the response is negative.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CORN PRODUCTS INTERNATIONAL, INC.





DATE:  August 12, 2002                  By /s/ James W. Ripley
                                           --------------------------------
                                        James W. Ripley
                                        Vice President and
                                        Chief Financial Officer



DATE:  August 12, 2002                  By /s/ Robin A. Kornmeyer
                                           --------------------------------
                                        Robin A. Kornmeyer
                                        Corporate Controller

                                  EXHIBIT INDEX


NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------


11                Statement re: computation of earnings per share

99.1 CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.2 CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code