Form 10-Q
period 2002-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2002-11-12
CIK 1046257

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         COMMISSION FILE NUMBER 1-13397

                        CORN PRODUCTS INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   22-3514823
                     (I.R.S. Employer Identification Number)


5 WESTBROOK CORPORATE CENTER
WESTCHESTER, ILLINOIS                                               60154
(Address of principal executive offices)                          (Zip Code)

                                 (708) 551-2600
              (Registrant's telephone number, including area code)

6500 SOUTH ARCHER AVENUE
BEDFORD PARK, ILLINOIS                                            60501-1933
(Former Name, Former Address and Former Fiscal Year,           (Former Zip Code)
  if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X        No
                                  -------         -------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               CLASS                            OUTSTANDING AT OCTOBER 31, 2002
    Common Stock, $.01 par value                        35,662,511 shares

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                      ---------------------   -------------------------
                                                         2002       2001          2002          2001
                                                      ---------------------   -------------------------
Net sales before shipping and handling costs          $   507.4   $   505.7   $   1,480.0   $   1,525.8
Less:  Shipping and handling costs                         27.3        31.2          81.8         114.5
                                                      ---------------------   -------------------------
Net sales                                                 480.1       474.5       1,398.2       1,411.3
Cost of sales                                             410.1       390.4       1,198.0       1,179.7
                                                      ---------------------   -------------------------
Gross profit                                               70.0        84.1         200.2         231.6

Operating expenses                                         32.4        40.9         102.2         115.8
Income from non-consolidated affiliates and other
   income                                                   2.8         3.8          13.9          13.0
                                                      ---------------------   -------------------------

Operating income                                           40.4        47.0         111.9         128.8

Financing costs                                             9.3        14.8          25.6          45.3
                                                      ---------------------   -------------------------

Income before income taxes and minority interest           31.1        32.2          86.3          83.5
Provision for income taxes                                 11.2        11.3          31.1          29.2
                                                      ---------------------   -------------------------
                                                           19.9        20.9          55.2          54.3
Minority interest in earnings                               2.8         1.4           8.3           6.9
                                                      ---------------------   -------------------------
Net income                                            $    17.1   $    19.5   $      46.9   $      47.4
                                                      =====================   =========================

Weighted average common shares outstanding:
Basic                                                      35.6        35.3          35.6          35.3
Diluted                                                    35.7        35.5          35.7          35.4

Earnings per common share:
Basic                                                 $    0.48   $    0.55   $      1.31   $      1.34
Diluted                                               $    0.48   $    0.55   $      1.31   $      1.34


See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



           (IN MILLIONS, EXCEPT SHARE AMOUNTS)                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                             2002            2001
                                                                                          ------------    -----------
                                                                                           (UNAUDITED)
ASSETS
      Current assets
           Cash and cash equivalents                                                        $    54          $    65
           Accounts receivable - net                                                            220              279
           Inventories                                                                          172              201
           Prepaid expenses                                                                      11               10
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                      457              555
--------------------------------------------------------------------------------------------------------------------

           Property, plant and equipment - net                                                1,135            1,293
           Goodwill                                                                             270              283
           Deferred tax asset                                                                    20               20
           Investments                                                                           44               41
           Other assets                                                                          35               35
--------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                          $ 1,961          $ 2,227
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings and current portion of long-term debt                          144              444
           Accounts payable and accrued liabilities                                             195              231
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                                 339              675
--------------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                               76               50
           Long-term debt                                                                       473              312
           Deferred income taxes                                                                180              186
           Minority interest in subsidiaries                                                     89              147
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value - none issued                                           --               --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,659,887 issued
                         at September 30, 2002 and December 31, 2001                              1                1
           Additional paid-in capital                                                         1,073            1,073
           Less:  Treasury stock (common stock; 1,996,307 and 2,253,578 shares at
                         September 30, 2002 and December 31, 2001, respectively)
                         at cost                                                                (51)             (56)
           Deferred compensation - restricted stock                                              (3)              (3)
           Accumulated comprehensive loss                                                      (427)            (333)
           Retained earnings                                                                    211              175
--------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                                804              857
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 1,961          $ 2,227
====================================================================================================================



See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(IN MILLIONS)                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ---------------------------------------------------------------
                                                           2002              2001             2002              2001
                                                        ----------        ----------       ----------        ----------
Net income                                               $  17              $ 19            $  47             $  47
Comprehensive income/loss:
    Gain (loss) on cash flow hedges:
          Cumulative effect of adoption of SFAS 133,
           net of income tax effect of $8 million           --                --               --                14
          Amount of (gains) losses on cash flow
           hedges reclassified to earnings, net of
           income tax effect of $1 million, $4
           million, $10 million and $5 million,
           respectively                                      1                 8               17                 9
          Unrealized gains (losses) on cash flow
           hedges, net of income tax effect of
           $-million, $- million, $2 million and $23
           million, respectively                             1                (1)               5               (42)
    Currency translation adjustment                        (37)              (25)            (116)              (60)
                                                        ----------        ----------       ----------        ----------
Comprehensive income (loss)                              $ (18)             $  1            $ (47)            $ (32)
                                                        ==========        ==========       ==========        ==========

                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


(IN MILLIONS)                                ADDITIONAL                                    ACCUMULATED
                                  COMMON       PAID-IN      TREASURY       DEFERRED       COMPREHENSIVE      RETAINED
                                  STOCK        CAPITAL       STOCK      COMPENSATION      INCOME (LOSS)      EARNINGS
                                ----------------------------------------------------------------------------------------
Balance, December 31, 2001           $1          $1,073         $(56)        $(3)                 $(333)        $175
   Net income for the period                                                                                      47
   Dividends declared                                                                                            (11)
   Amount of (gains)
      losses on cash flow
      hedges reclassified to
      earnings, net of income
      tax effect of $10
      million                                                                                        17
   Unrealized gains
      (losses) on cash flow
      hedges, net of income
      tax effect of $2 million                                                                        5
   Currency translation
          adjustment                                                                               (116)
   Other                                                           5
                                ----------------------------------------------------------------------------------------
Balance, September 30, 2002          $1          $1,073         $(51)        $(3)                 $(427)        $211
                                ========================================================================================


See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


           (IN MILLIONS)                                                         NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                2002          2001
                                                                              --------      ---------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net income                                                                 $  47          $  47
    Non-cash charges (credits) to net income:
         Depreciation and amortization                                            79             98
         Minority interest in earnings                                             8              7
         Income from non-consolidated affiliates                                  (5)           (11)
         Gain on sale of business                                                 (8)            --
         Loss on disposal of fixed assets                                          1             --
    Changes in working capital, net of effect of disposal/acquisition:
          Accounts receivable and prepaid items                                   18            (34)
          Inventories                                                             11             (2)
          Accounts payable and accrued liabilities                                15            (34)
    Other                                                                         (2)            11
------------------------------------------------------------------------------------------------------
    Cash provided by operating activities                                        164             82
------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures, net of proceeds on disposal                         (51)           (57)
       Proceeds from sale of business                                             35             --
       Payments for acquisitions                                                 (42)           (78)
------------------------------------------------------------------------------------------------------
    Cash used for investing activities                                           (58)          (135)
------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
       Proceeds from borrowings                                                  208            126
       Payments on debt                                                         (309)           (73)
       Dividends paid                                                            (15)           (19)
       Issuance of common stock                                                    3              1
------------------------------------------------------------------------------------------------------
    Cash (used for) provided by financing activities                            (113)            35
------------------------------------------------------------------------------------------------------

     Effect of foreign exchange rate changes on cash                              (4)            (3)
------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                        (11)           (21)
    Cash and cash equivalents, beginning of period                                65             41
------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                   $  54          $  20
======================================================================================================


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

         The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2002 and 2001, and the financial position of the Company as of September 30, 2002. The results for the three months and the nine months ended September 30, 2002 are not necessarily indicative of the results expected for the year.

         Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current year presentation.

2.       REFINANCINGS

         On June 28, 2002, the Company sold $200 million of 8.25 percent Senior Notes due July 15, 2007. Interest will be paid semi-annually on January 15 and July 15, beginning on January 15, 2003. The notes are unsecured obligations of the Company and rank equally with the Company's other unsecured, senior indebtedness. The Company may redeem all or any portion of the notes at any time, subject to the payment of principal and any applicable premium thereon. The net proceeds from the sale of the notes were used to repay $197 million of borrowings outstanding under the Company's then existing $340 million revolving credit facility.

         On October 15, 2002, the Company entered into a new 3-year, $125 million Revolving Credit Agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement replaced the Company's previously existing $340 million revolving credit facility. On October 18, 2002, the commitments under the $340 million revolving credit facility were permanently terminated. Borrowings that had been outstanding under the $340 million revolving credit facility were repaid with excess cash.

3.       MEXICO HFCS TAX

         On January 1, 2002, the Mexican Congress passed a value-added tax on soft drinks sweetened with high fructose corn syrup (HFCS), which on March 5, 2002, was suspended until September 30, 2002. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for soft drinks in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its four plants in Mexico. Effective with the March 5, 2002 suspension of the tax, the Company resumed the production and sale of HFCS in Mexico, although at levels below historical volumes. On July 12, 2002, the Mexican Supreme Court annulled the temporary suspension of the tax, thereby resuming the tax, and the Company curtailed the production of HFCS 55 at its San Juan del Rio plant. Until there is a resolution of the Mexican value-added tax on soft drinks sweetened with HFCS, the Company expects to make no HFCS sales to the soft drink industry in Mexico. Management continues to seek a permanent repeal of the tax and currently believes that the problem will ultimately be resolved by the governments of the United States and/or Mexico. Until that occurs, the Company's operating results and cash flows will continue to be adversely affected by the Mexico HFCS tax issue.

4.       DEVALUATION OF THE ARGENTINE PESO

         On January 6, 2002, the Argentine government announced a devaluation of its currency and the establishment of a floating exchange rate. The Company's financial statements for the year ended December 31, 2001 reflect this event. For the first nine months of 2002, the Company recognized an other comprehensive loss of approximately $55 million relating to the further devaluation of the Argentine peso in relation to the U.S. dollar. This loss was included in the accumulated comprehensive loss account within the stockholders' equity section of the Company's Condensed Consolidated Balance Sheet. However, as a result of actions taken in both Argentina and throughout the Southern Cone of South America, the devaluation did not have a material adverse effect on the Company's third quarter or first nine month 2002 net income. Continued weakening of the Argentine peso relative to the U.S. dollar could result in the recognition of additional foreign currency translation losses in accumulated comprehensive loss and a reduction in the Company's total stockholders' equity in the future. Additionally, any further devaluation of the Argentine currency and/or other economic and policy developments in Argentina could have an adverse impact on the Company's financial position, results of operations and cash flows in future periods, and such effects could be significant.

5.       ADOPTION OF NEW ACCOUNTING STANDARDS

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

The following information is disclosed in accordance with SFAS 142:

Goodwill

The carrying amount of goodwill by geographic segment as of September 30, 2002, was as follows:

                                                       AT
                                                  SEPTEMBER 30,
                                                      2002
                                                  ------------
(in millions)
North America                                      $      119
South America                                              19
Asia/Africa                                               132
                                                  ------------
Total goodwill                                     $      270
                                                  ------------

         The adoption of SFAS 142's provisions relating to goodwill amortization resulted in the Company discontinuing the amortization of goodwill beginning January 1, 2002. On a pretax basis, goodwill amortization recorded in the third quarter of 2001 was $2.9 million, consisting of $0.8 million in North America, $0.5 million in South America and $1.6 million in Asia/Africa. For the nine months ended September 30, 2001, goodwill amortization on a pretax basis was $8.9 million, consisting of $2.4 million in North America, $1.6 million in South America and $4.9 million in Asia/Africa. On an after-tax basis, goodwill amortization recorded for the three months and nine months ended September 30, 2001 was $1.9 million and $5.8 million, respectively. The following table provides a comparison of the effects of adopting SFAS 142 for the three months and nine months ended September 30, 2002 and 2001:

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                      2002          2001          2002          2001
                                                    --------      --------      --------      --------
(In millions, except per share data)
Net income as reported                              $   17.1      $   19.5      $   46.9      $   47.4
Add back: goodwill amortization
  (net of income taxes)                                 --             1.9          --             5.8
                                                    --------      --------      --------      --------

Adjusted net income                                 $   17.1      $   21.4      $   46.9      $   53.2
                                                    ========      ========      ========      ========

Basic and diluted earnings per common share:
As reported earnings per share                      $   0.48     $    0.55     $    1.31     $    1.34
Add back:  goodwill amortization                        --            0.05         --             0.16
                                                    --------      --------      --------      --------

Adjusted earnings per share                         $   0.48     $    0.60     $    1.31     $    1.50
                                                    =========     ========     =========     =========


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

6.       SALE OF NON-CORE BUSINESS

         On February 5, 2002, the Company sold its interest in Enzyme Bio-Systems Ltd. of Beloit, Wisconsin for approximately $35 million in cash. The Company recorded a pretax gain from the sale of approximately $8 million, which is included in other income in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2002.

7.       ACQUISITIONS

         On March 4, 2002, the Company increased its ownership in Arancia Corn Products, S.A. de C.V., its consolidated Mexican subsidiary, from 90 percent to 100 percent by paying approximately $39 million in cash and issuing 70,000 shares of common stock valued at approximately $2 million.

8.       RESTRUCTURING CHARGES

         One of the Company's continuing business strategies is to improve North America profitability. In order to remain competitive while improving margins, the Company has implemented a restructuring plan that includes the termination of approximately 200 employees throughout the three North American countries in which it operates and the cancellation of certain lease obligations. In connection with this restructuring plan, the Company recorded charges of $4.3 million during the first quarter of 2002. Of this amount, approximately $3.5 million represents employee severance costs and related benefits and the balance represents provisions relating to the lease obligations. The charge of $4.3 million was recorded in general and administrative expenses. As of September 30, 2002, all of the employee terminations under the restructuring plan were completed.

9.       INTEREST RATE SWAPS

         On March 14, 2002, the Company entered into interest rate swap agreements to take advantage of the current interest rate environment by effectively converting the interest rate associated with the Company's 8.45 percent $200 million senior notes due 2009 to variable rates. These agreements involve the exchange of fixed rate payments (at 8.45 percent) for variable rate payments on $200 million of notional principal without the exchange of the underlying face amount. Under the terms of the agreements, the Company receives fixed rate payments and makes variable rate payments based on the six-month U.S. dollar LIBOR rate plus a spread. The fair value of these agreements is reflected in the accompanying Condensed Consolidated Balance Sheets as an adjustment to the carrying value of the hedged debt obligation. Interest rate differentials to be paid or received under these agreements are recognized as adjustments to interest expense using the accrual method. The Company does not hold or issue interest rate swap agreements for trading purposes.

10.      INVENTORIES

Inventories are summarized as follows:               AT                 AT
                                                SEPTEMBER 30,       DECEMBER 31,
(in millions)                                       2002               2001
                                                    ----               ----
Finished and in process                            $ 78                $ 91
Raw materials                                        65                  75
Manufacturing supplies and other                     29                  35
--------------------------------------------------------------------------------
Total inventories                                  $172                $201
================================================================================


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

                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                  SEPTEMBER 30,            SEPTEMBER 30,
(in millions)                    2002       2001         2002         2001
                              --------------------    ------------------------
NET SALES
  North America               $  321.9    $  310.7    $    916.1    $    907.4
  South America                   94.2       105.5         294.5         326.4
  Asia/Africa                     64.0        58.3         187.6         177.5
                              --------------------    ------------------------
  Total                       $  480.1    $  474.5    $  1,398.2    $  1,411.3
                              ====================    ========================

OPERATING INCOME
  North America               $   17.6    $   18.3 *  $     41.3    $     51.6 *
  South America                   13.6        16.3          42.2          50.7
  Asia/Africa                     14.4        11.3          40.3          34.8
  Corporate                       (5.2)       (4.3)*       (16.5)        (13.7)*
  Non-recurring items, net        --           5.4           4.6           5.4
                              --------------------    ------------------------
  Total                       $   40.4    $   47.0    $    111.9    $    128.8
                              ====================    ========================

* Certain expenses that had previously been reflected in North America results are now classified as corporate expenses. Prior year information has been reclassified to conform to the current year presentation.


                                       AT                        AT
(in millions)                   SEPTEMBER 30, 2002        DECEMBER 31, 2001
                                ------------------        -----------------
TOTAL ASSETS
  North America                       $1,308                    $1,430
  South America                          317                       489
  Asia/Africa                            336                       308
                                      ------                    ------
  Total                               $1,961                    $2,227
                                      ======                    ======

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002
 WITH COMPARATIVES FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001


         NET INCOME. Net income for the quarter ended September 30, 2002 was $17.1 million, or $0.48 per diluted share, compared to $19.5 million, or $0.55 per diluted share, in the third quarter of 2001. The results for the year-ago period included net non-recurring after-tax earnings of $3.5 million ($0.10 per diluted share) related to a value-added tax (VAT) refund, net of certain one-time charges. Excluding last year's net non-recurring earnings, third quarter 2002 net income increased 7 percent from the $16.0 million, or $0.45 per diluted share earned in the prior year period. This increase primarily reflects significantly lower financing costs and, to a lesser extent, the discontinuation of goodwill amortization which more than offset a reduction in operating income mainly attributable to lower earnings in South America and an increase in minority interest. Third quarter 2001 results included goodwill amortization expense of $2.9 million ($1.9 million, net of income taxes), or $0.05 per diluted share. Net income for the nine months ended September 30, 2002 decreased to $46.9 million, or $1.31 per diluted share, from $47.4 million, or $1.34 per diluted share in the prior year period. Results for the first nine months of 2002 include $4.6 million ($3.0 million after-tax) of net non-recurring earnings consisting primarily of a gain from the sale of a business unit, net of certain one-time charges. The non-recurring earnings include an $8.0 million pretax gain from the February 2002 sale of Enzyme-Bio Systems Ltd. ("EBS"), partially offset by $4.3 million of charges principally related to workforce reductions in North America. Additionally, a one-time gain of $0.9 million associated with the curtailment of certain benefit costs pertaining to the aforementioned sale and workforce reduction was recorded. Net income for the nine months ended September 30, 2001 included the previously mentioned non-recurring earnings from a VAT refund, net of certain one-time charges. Excluding the net non-recurring income from both 2002 and 2001, the Company earned $43.9 million, or $1.23 per diluted share for the first nine months of 2002, compared to $43.9 million, or $1.24 per diluted share in the year-ago period. Results for the first nine months of 2001 include goodwill amortization expense of $8.9 million ($5.8 million after-tax), or $0.16 per diluted share.

         NET SALES. Third quarter 2002 net sales totaled $480 million, up 1 percent from third quarter 2001 net sales of $475 million. This slight increase reflects a 10 percent price/mix improvement and 3 percent volume growth, which more than offset a 12 percent reduction attributable to weaker foreign currencies. Net sales for the first nine months of 2002 decreased 1 percent to $1,398 million from $1,411 million in the year-ago period, as a 9 percent decline attributable to weaker currencies and a 1 percent volume reduction more than offset a price/mix improvement of 9 percent.

         North American net sales for third quarter 2002 were up 4 percent from the same period last year reflecting 4 percent volume growth and 2 percent price/mix improvement, partially offset by a 2 percent reduction attributable to weaker currencies. Volumes in the region grew despite reduced demand in Mexico caused by the Mexican HFCS tax issue (see following section entitled "Mexico HFCS Tax"). For the nine months ended September 30, 2002, North

American net sales increased 1 percent from the year-ago period, as a 3 percent price/mix improvement was partially offset by a 1 percent volume decline and weaker currencies.

         South American net sales for third quarter 2002 decreased 11 percent from the year-ago period as currency weakness, particularly in Argentina and Brazil, more than offset substantial price/mix improvement. Volume in the region was flat. For the nine months ended September 30, 2002, South American net sales were down 10 percent from the prior year period due, in part, to a 3 percent regional volume decline driven by difficult economic conditions in Argentina and Brazil. Additionally, while price/mix improvements in the region have been significant (up approximately 40 percent and 29 percent from the third quarter and first nine months of 2001, respectively), the increases are currently lagging local currency devaluation.

         Asia/Africa net sales for third quarter 2002 were up 10 percent from the prior year period, reflecting a 7 percent increase attributable to stronger local currencies, 2 percent volume growth and modest price/mix improvement. For the nine months ended September 30, 2002, Asia/Africa net sales increased 6 percent from the year-ago period, reflecting a 3 percent increase attributable to stronger local currencies, 2 percent volume growth and modest price/mix improvement.

         COST OF SALES AND OPERATING EXPENSES. Cost of sales for the third quarter and first nine months of 2002 increased 5 percent and 2 percent, respectively, from the comparable prior year periods. Excluding the effect of certain non-recurring items from the prior year periods, cost of sales for the third quarter and first nine months of 2002 were up 2 percent and 1 percent, respectively, from the year-ago periods. The Company's gross profit percentage for the three months and nine months ended September 30, 2002 decreased to 14.6 percent and 14.3 percent, respectively, from 15.5 percent and 15.7 percent in the comparable prior year periods (excluding non-recurring items). The lower gross profit percentages principally reflect reduced operating margins mainly due to the HFCS tax issue in Mexico and economic weakness in Brazil.

         Due primarily to a change in accounting that prohibits the amortization of goodwill and the recording in third quarter 2001 of certain non-recurring charges, third quarter and first nine month 2002 operating expenses declined 21 percent and 12 percent, respectively, from the prior year periods, despite the recording in first quarter 2002 of the aforementioned one-time charges and curtailment gain, which together totaled $3.4 million. Excluding the effect of the one-time items and goodwill amortization, third quarter and first nine month 2002 operating expenses were $32.4 million and $98.9 million, respectively, compared with $32.7 million and $101.6 million in the corresponding prior year periods.

         OPERATING INCOME. Third quarter 2002 operating income declined 14 percent to $40.4 million from $47.0 million a year ago. Excluding the net non-recurring earnings and goodwill amortization from the prior year, operating income fell 9 percent from third quarter 2001. The decline in operating income principally reflects lower earnings in South America. Slightly lower earnings in North America and increased corporate expenses also contributed to the reduced operating income. North America operating income declined 4 percent to $17.6 million from $18.3 million in third quarter 2001. Excluding goodwill amortization from the prior year, operating income in the region decreased 8 percent from third quarter 2001. The decline primarily reflects lower results in Mexico, due principally to the HFCS tax issue, which more than offset improved earnings in the United States and Canada. South America operating income decreased 17 percent to $13.6 million from $16.3 million. Excluding goodwill amortization, operating income in the region was down 19 percent from the prior year period principally due to lower results in Brazil attributable to the economic slowdown in that country. Asia/Africa operating income increased 27 percent to $14.4 million from $11.3 million a year ago. Excluding goodwill amortization, operating income in the region increased 12 percent from third quarter 2001 primarily reflecting volume growth and stronger local currencies. Operating income for the nine months ended September 30, 2002, which includes the previously mentioned $4.6 million of net non-recurring earnings, decreased 13 percent to $111.9 million from $128.8 million last year. Excluding the net non-recurring earnings from both years and goodwill amortization from the 2001 period, operating income decreased 19 percent from the first nine months of 2001, reflecting significantly lower earnings in North America and South America. North America operating income of $41.3 million decreased 20 percent from $51.6 million in the year-ago period, mainly due to the impact of Mexico's HFCS tax on our Mexican business. Excluding goodwill amortization from the prior year, operating income in North America dropped 23 percent from the year-ago period. South America operating income of $42.2 million for the first nine months of 2002 decreased 17 percent from $50.7 million in the prior year period, primarily due to soft economic conditions in Brazil. Excluding goodwill amortization, operating income for the first nine months of 2002 declined 19 percent from last year. Asia/Africa operating income increased 16 percent to $40.3 million from $34.8 million a year ago. Excluding goodwill amortization, Asia/Africa operating income for the first nine months of 2002 was up 1 percent from the prior year period.

         FINANCING COSTS. Financing costs for the third quarter and first nine months of 2002 declined 37 percent and 43 percent, respectively, from the year-ago periods reflecting lower interest rates, reduced debt and, to a lesser extent, foreign currency transaction gains.

         PROVISION FOR INCOME TAXES. The effective tax rate increased to 36 percent for the three months and nine months ended September 30, 2002, from 35 percent in the prior year periods. The higher estimated tax rate for 2002 is based on the expected change in the mix of domestic and foreign earnings for the full year.

         MINORITY INTEREST IN EARNINGS. Minority interest in earnings for the third quarter and first nine months of 2002 increased $1.4 million from the prior year periods. The increases primarily reflect improved earnings in the Southern Cone of South America and Korea, which more than offset a reduction in minority interest attributable to the Company's increased ownership in Arancia Corn Products, S.A. de C.V. ("Arancia"). Arancia became a wholly-owned subsidiary of the Company on March 4, 2002.

         COMPREHENSIVE INCOME (LOSS). The Company recorded a comprehensive loss of $18 million for third quarter 2002, as compared with comprehensive income of $1 million in the prior year period. The decrease reflects a $12 million unfavorable variance in the currency translation adjustment, a reduction in gains from cash flow hedges (net of income taxes) and lower net income. For the nine months ended September 30, 2002, the Company recorded a comprehensive loss of $47 million, as compared with a $32 million comprehensive loss a year ago. The increase in the comprehensive loss reflects a $56 million unfavorable variance in the currency translation adjustment, which more than offset gains from cash flow hedges (net of income taxes). The unfavorable $56 million variance in the currency translation adjustment relates primarily to the negative impact of weakened local currencies, particularly in Argentina and Brazil.

MEXICO HFCS TAX

         On January 1, 2002, the Mexican Congress passed a value-added tax on soft drinks sweetened with high fructose corn syrup (HFCS), which on March 5, 2002, was suspended until September 30, 2002. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for soft drinks in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its four plants in Mexico. Effective with the March 5, 2002 suspension of the tax, the Company resumed the production and sale of HFCS in Mexico, although at levels below historical volumes. On July 12, 2002, the Mexican Supreme Court annulled the temporary suspension of the tax, thereby resuming the tax, and the Company curtailed the production of HFCS 55 at its San Juan del Rio plant. Until there is a resolution of the Mexican value-added tax on soft drinks sweetened with HFCS, the Company expects to make no HFCS sales to the soft drink industry in Mexico. Management continues to seek a permanent repeal of the tax and currently believes that the problem will ultimately be resolved by the governments of the United States and/or Mexico. Until that occurs, the Company's operating results and cash flows will continue to be adversely affected by the Mexico HFCS tax issue.

DEVALUATION OF THE ARGENTINE PESO

         On January 6, 2002, the Argentine government announced a devaluation of its currency and the establishment of a floating exchange rate. The Company's financial statements for the year ended December 31, 2001 reflect this event. For the first nine months of 2002, the Company recognized an other comprehensive loss of approximately $55 million relating to the further devaluation of the Argentine peso in relation to the U.S. dollar. This loss was included in the accumulated comprehensive loss account within the stockholders' equity section of the Company's Condensed Consolidated Balance Sheet. However, as a result of actions taken in both Argentina and throughout the Southern Cone of South America, the devaluation did not have a material adverse effect on the Company's third quarter or first nine month 2002 net income. Continued weakening of the Argentine peso relative to the U.S. dollar could result in the recognition of additional foreign currency translation losses in accumulated comprehensive loss and a reduction in the Company's total stockholders' equity in the future. Additionally, any further devaluation of the Argentine currency and/or other economic and policy developments in Argentina could have an adverse impact on the Company's financial position, results of operations and cash flows in future periods, and such effects could be significant.

CORNPRODUCTSMCP SWEETENERS LLC ("CPMCP")

         In 2001, the Company began selling, marketing and distributing designated sweetener production destined for sale in the United States through CPMCP, a limited liability joint marketing company owned by the Company and Minnesota Corn Processors, LLC ("MCP"). On July 11, 2002, MCP announced that it had signed a merger agreement with Archer-Daniels-Midland Company ("ADM"), whereby MCP would merge with a subsidiary of ADM. The consummation of the merger is subject to a number of conditions, including approval from the appropriate regulatory agencies. On September 5, 2002, the unit holders of MCP approved the proposed sale. The next day, the Justice Department's antitrust division filed a lawsuit in U.S. District Court, formally blocking the proposed transaction although it also filed a consent decree approving the sale if CPMCP is dissolved by December 31, 2002.

         On September 6, 2002, the Company was notified of MCP's desire to terminate the business operations of CPMCP effective December 31, 2002. While it appears likely, at this time, that CPMCP's business operations will be dissolved on or before December 31, 2002, pursuant to a mutually acceptable plan of dissolution to be agreed upon by the parties, and that ADM will acquire MCP, the Company cannot give assurance that such will be the case.

         If the business operations of CPMCP are terminated in connection with the acquisition of MCP by ADM, the Company believes that it will be able to unwind the joint marketing company and resume the marketing of its own designated sweetener products without a material adverse impact on the Company's future financial position, results of operations or cash flows. In addition, the Company currently believes that the net financial impact of the dissolution, although indeterminate at this time, would be positive.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company's total assets decreased to $1,961 million from $2,227 million at December 31, 2001. The decline in total assets mainly reflects weakening of the local currencies in Argentina and Brazil. Additionally, improved working capital management and the sale of EBS contributed to the decrease.

         For the nine months ended September 30, 2002, cash provided by operating activities was $164 million, compared to $82 million in the prior year period. This increase primarily reflects a significant improvement in cash flow pertaining to changes in working capital, compared to the year-ago period. Cash used for investing activities totaled $58 million for the first nine months of 2002, reflecting capital expenditures and acquisition related payments, partially offset by proceeds from the sale of EBS. Capital expenditures of $51 million for the first nine months of 2002 are in line with the Company's capital spending plan for the year, which is currently expected to approximate $80 million for full year 2002. The Company's capital expenditures and acquisition of the 10 percent minority interest in Arancia were funded by operating cash flows and with proceeds from the sale of EBS.

         On June 28, 2002, the Company sold $200 million of 8.25 percent senior notes due July 15, 2007. The net proceeds from the sale of the notes were used to repay $197 million of borrowings outstanding under the Company's then existing $340 million U.S. revolving credit facility. On October 15, 2002, the Company entered into a new 3-year, $125 million Revolving Credit Agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement replaced the Company's previously existing $340 million revolving credit facility. On October 18, 2002, the commitments under the $340 million revolving credit facility were permanently terminated. Borrowings that had been outstanding under the $340 million revolving credit facility were repaid with excess cash.

         In addition to the Revolving Credit Agreement, the Company has a number of short-term credit facilities consisting of operating lines of credit. At September 30, 2002, the Company had total debt outstanding of $617 million compared to $756 million at December 31, 2001. The decrease mainly reflects payments made during the first nine months of 2002. The debt outstanding includes: $31 million outstanding under the Company's then existing $340 million revolving credit facility at a weighted average interest rate of 2.2 percent for the nine months ended September 30, 2002; $200 million of 8.25 percent senior notes due 2007; $200 million of 8.45 percent senior notes due 2009; and various affiliate indebtedness totaling $210 million which includes borrowings outstanding under local country operating credit lines.

Approximately $113 million of the affiliate debt represents short-term borrowings. The weighted average interest rate on affiliate debt was approximately 6.2 percent for the first nine months of 2002. On March 14, 2002, the Company entered into interest rate swap agreements that effectively converted the interest rate associated with the Company's 8.45 percent senior notes to a variable interest rate.

         The Company expects that its operating cash flows and borrowing availability under its credit facilities will be more than sufficient to fund its anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

         MINORITY INTEREST IN SUBSIDIARIES. Minority interest in subsidiaries decreased $58 million to $89 million at September 30, 2002 from $147 million at December 31, 2001. The decrease is mainly attributable to the Company's purchase of the 10 percent minority interest in Arancia on March 4, 2002. Effective with the purchase, Arancia became a wholly-owned subsidiary of the Company. Additionally, a weakening of the Argentine peso contributed to the reduction in minority interest.

         ACCUMULATED COMPREHENSIVE LOSS. The accumulated comprehensive loss account included in the stockholders' equity section of the Condensed Consolidated Balance Sheets increased to $427 million at September 30, 2002 from $333 million at December 31, 2001. The increase in the accumulated comprehensive loss primarily reflects a $116 million reduction in the currency translation adjustment attributable to a weakening of local currencies relative to the U.S. dollar, particularly in Argentina and Brazil. For the nine months ended September 30, 2002, weaker currencies in Argentina and Brazil resulted in reductions to the currency translation adjustment of approximately $55 million and $57 million, respectively.

NEW ACCOUNTING STANDARDS

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


ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, and is incorporated herein by reference. Except for the items referenced below, there have been no material changes to the Company's market risk during the nine months ended September 30, 2002.

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

July 15, 2007. The net proceeds from the sale of the notes were used to repay borrowings outstanding under the Company's then existing $340 million revolving credit facility.

         As described in Note 9 to the Condensed Consolidated Financial Statements included herewith, on March 14, 2002, the Company entered into interest rate swap agreements that effectively converted the interest rate associated with the Company's 8.45 percent $200 million senior notes to a variable interest rate.

         On October 15, 2002, the Company entered into a new 3-year, $125 million Revolving Credit Agreement. Please refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, section entitled "Liquidity and Capital Resources", included herewith, for information pertaining to the $125 million Revolving Credit Agreement.


ITEM 4
CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2002. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.



                            PART II OTHER INFORMATION


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K

         On July 8, 2002, a report was filed disclosing the First Supplemental Indenture to the Indenture dated as of August 18, 1999 between Corn Products International, Inc. and The Bank of New York, as trustee.

         On August 13, 2002, a report was filed disclosing the sworn statements submitted to the SEC pursuant to Securities and Exchange Commission Order No. 4-460 by each of the Principal Executive Officer and Principal Financial Officer of Corn Products International, Inc.


All other items hereunder are omitted because either such item is inapplicable or the response is negative.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CORN PRODUCTS INTERNATIONAL, INC.







DATE:    November 12, 2002         By /s/ James W. Ripley
                                      ------------------------------------------
                                      James W. Ripley
                                      Vice President and Chief Financial Officer




DATE:    November 12, 2002         By /s/ Robin A. Kornmeyer
                                      ------------------------------------------
                                      Robin A. Kornmeyer
                                      Vice President and Corporate Controller

                                 CERTIFICATIONS


I, Samuel C. Scott III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Corn Products International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002
                                                   /s/ Samuel C. Scott III
                                                   -----------------------------
                                                   Samuel C. Scott III
                                                   Chairman, President and
                                                   Chief Executive Officer

                                 CERTIFICATIONS


I, James W. Ripley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Corn Products International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002
                                                    /s/ James W. Ripley
                                                    ----------------------------
                                                    James W. Ripley
                                                    Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

4              Rights Agreement, as amended and restated as of September 9, 2002

10 Amendment to CornProductsMCP Sweeteners LLC Limited Liability Company Agreement dated July 1, 2002

11             Statement re: computation of earnings per share

99.1 CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.2 CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code