Form 10-K
period 2002-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2003-03-21
CIK 1046257

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission file number 1-13397

CORN PRODUCTS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                        22-3514823
---------------------------------------------------------       -------------------------------------
(State or Other Jurisdiction of Incorporation or                (I.R.S. Employer
Organization)                                                   Identification No.)

5 WESTBROOK CORPORATE CENTER, WESTCHESTER, ILLINOIS             60154
---------------------------------------------------------       -------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code (708) 551-2600

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes [X]     No [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $31.12 on June 28, 2002, and, for the purpose of this calculation only, the assumption that all Registrant's directors and executive officers are affiliates) was approximately $1,043,000,000.

     The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 3, 2003, was 35,726,408.

     Documents Incorporated by Reference:

     Information required by Part II (Items 5, 6, 7 and 8) and Part IV (Item 15(a)(1)) of this document is incorporated by reference to certain portions of
Exhibit 13.1 included as part of this 2002 Annual Report on Form 10-K.

     Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of the Registrant's definitive Proxy Statement distributed in connection with its 2003 Annual Meeting of Stockholders.

                                    PART I.

ITEM 1.  BUSINESS

THE COMPANY

     Corn Products International, Inc. (the "Company") is incorporated as a Delaware corporation and its common stock is traded on the New York Stock Exchange. Corn Products International, Inc., together with its subsidiaries, produces a large variety of food ingredients and industrial products derived from the wet milling of corn and other starch-based materials (such as tapioca). The Company is one of the largest corn refiners in the world and the leading corn refiner in Latin America. In addition, it is the world's leading producer of dextrose and has strong regional leadership in cornstarch and liquid sweeteners. The Company had consolidated net sales of $1.87 billion in 2002. Approximately 65 percent of the Company's 2002 revenues were provided from its North America operations with the remainder coming from its South America and Asia/Africa operations.

     Corn refining is a capital-intensive two-step process that involves the wet milling and processing of corn. During the front-end process, corn is steeped in a water-based solution and separated into starch and by-products such as animal feed and germ. The starch is then either dried for sale or further modified or refined through various processes to make sweeteners and other starch-based products designed to serve the particular needs of various industries. The Company's sweetener products include high fructose corn syrups ("HFCS"), glucose corn syrups, high maltose corn syrups, dextrose, maltodextrins and glucose and corn syrup solids. The Company's starch-based products include both industrial and food grade starches.

     The Company supplies a broad range of customers in many industries. Most of the Company's customers are in the food and beverage, pharmaceutical, paper products, corrugated and laminated paper, textile and brewing industries and in the animal feed markets worldwide. The Company believes its local approach to production and service is of high value to its customers.

PRODUCTS

     The Company's sweetener products have grown to account for more than one half of net sales while starch products and co-products each account for one quarter or less of net sales.

     Sweetener Products. The Company's sweetener products represented approximately 55 percent, 57 percent and 55 percent of the Company's net sales for 2002, 2001 and 2000, respectively.

          High Fructose Corn Syrup: The Company primarily produces two types of high fructose corn syrup: (i) HFCS-55, which is mainly used as a sweetener in soft drinks; and (ii) HFCS-42, which is used as a sweetener in various consumer products such as fruit-flavored beverages, yeast-raised breads, rolls, dough, ready-to-eat cakes, yogurt and ice cream.

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

          Dextrose: The Company was granted the first U.S. patent for dextrose in 1923. The Company currently produces dextrose products that are grouped in three different categories -- monohydrate, anhydrous and specialty. Monohydrate dextrose is used across the food industry in many of the same products as glucose corn syrups, especially in confectionery applications. Anhydrous dextrose is used to make solutions for intravenous injection and other pharmaceutical applications, as well as some specialty food applications. Specialty dextrose products are used in a wide range of applications, from confectionery tableting to dry mixes to carriers for high intensity sweeteners. Dextrose also has a wide range of industrial applications, including use in wall board and production of biodegradable surfactants (surface agents), humectants (moisture agents), and as the base for fermentation products including vitamins, organic acids, amino acids and alcohol.

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

     Starch Products. Starch products represented approximately 20 percent, 20 percent and 21 percent of the Company's net sales for 2002, 2001 and 2000, respectively. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today's recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

     Co-Products and others. Co-products and others accounted for 25 percent, 23 percent and 24 percent of the Company's net sales for 2002, 2001 and 2000, respectively. Refined corn oil is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal and steepwater are sold as additives for animal feed. Until the Company's sale of its wholly-owned subsidiary, Enzyme Bio-Systems Ltd., in early February 2002, enzymes were produced and marketed for a variety of food and industrial applications.

GEOGRAPHIC SCOPE AND OPERATIONS

     The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. The business includes regional operations in North America, South America and Asia/Africa. In 2002, approximately 65 percent of the Company's net sales were derived from operations in North America, while South America and Asia/Africa represented approximately 22 percent and 13 percent, respectively. See Note 14 to the Consolidated Financial Statements entitled "Segment Information," included herewith as part of Exhibit 13.1, for certain financial information with respect to geographic areas.

     The Company's North America region consists of operations in the U.S., Canada and Mexico, and, prior to the December 2002 dissolution of CornProductsMCP Sweeteners LLC ("CPMCP"), included its then non-consolidated equity interest in that entity. For a further discussion of CPMCP and the dissolution, see Note 5 to the Consolidated Financial Statements entitled "Joint Marketing Company" included herewith as part of Exhibit 13.1. The region's facilities include 10 plants producing regular and modified starches, dextrose, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, caramel color and sorbitol. The Company's plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for the Company's U.S. and export customers. The Company's other U.S. plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do the Company's Canadian plants in Cardinal, London and Port Colborne, Ontario. The Company is the largest corn refiner in Mexico with plants in Guadalajara (2 plants), Mexico City and San Juan del Rio.

     The Company is the largest corn refiner in South America, with leading market shares in Argentina, Brazil, Chile and Colombia. The Company's South America region includes 12 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives.

     The Company's Asia/Africa region consists of corn and tapioca refining operations in Kenya, Malaysia, Pakistan, South Korea and Thailand. The region's facilities include 6 plants that produce modified, regular, waxy and tapioca starches, dextrins, glucose, dextrose, high fructose corn syrups and caramel color.

     In addition to the operations in which it engages directly, the Company has strategic alliances through technical license agreements with companies in South Africa, Zimbabwe and Venezuela. As a group, the Company's strategic alliance partners produce high fructose, glucose and high maltose syrups (both corn and tapioca), regular, modified, waxy and tapioca starches, dextrose and dextrins, maltodextrins and caramel color. These products have leading positions in many of their target markets.

COMPETITION

     The corn refining industry is highly competitive. Many of the Company's products are viewed as commodities that compete with virtually identical products and derivatives manufactured by other companies in the industry. The U.S. is a highly competitive market. Competitors include ADM Corn Processing Division ("ADM") (a division of Archer-Daniels-Midland Company), Cargill, A.E. Staley Manufacturing Co. ("Staley") (a subsidiary of Tate & Lyle, PLC), National Starch and Chemical Company ("National Starch") (a subsidiary of Imperial Chemicals Industries plc) and several others. Mexico and Canada face competition from U.S. imports and local producers including ALMEX, a Mexican joint venture between ADM and Staley. In South America, Cargill and National Starch have corn-refining operations in Brazil. Other local corn refiners also operate in many of our markets. Competition within markets is largely based on price, quality and product availability.

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

CUSTOMERS

     The Company supplies a broad range of customers in over 60 industries. Approximately 21 percent of the Company's 2002 net sales were to companies engaged in the processed foods industry and approximately 17 percent of the Company's 2002 net sales were to companies engaged in the soft drink industry. Additionally, approximately 16 percent of the Company's 2002 net sales were to feed users.

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

     The Company follows a policy of hedging its exposure to commodity fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm-priced business is hedged. Other business may or may not be hedged at any given time based on management's judgment as to the need to fix the costs of its raw materials to protect the Company's profitability. See Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations, section entitled "Risk and Uncertainties -- Commodity costs," included herewith as part of Exhibit 13.1.

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

SALES AND DISTRIBUTION

     Salaried sales personnel, who are generally dedicated to customers in a geographic region, sell the Company's products directly to manufacturers and distributors. In addition, the Company has a staff that provides technical support to the sales personnel on an industry basis. In 2001 and 2002, the Company sold and distributed certain designated sweetener production destined for sale in the U.S. through CPMCP. See also Note 5 to the Consolidated Financial Statements included herewith as part of Exhibit 13.1. Following the December 2002 dissolution of CPMCP, the Company reverted to selling sweeteners in the U.S. directly to manufacturers and distributors (as was the case prior to 2001). The Company generally contracts with trucking companies to deliver bulk products to customer destinations but also has some of its own trucks for product delivery. In North America, the trucks generally ship to nearby customers. For those customers located considerable distances from Company plants, a combination of railcars and trucks is used to deliver product. Railcars are generally leased for terms of five to fifteen years.

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

EMPLOYEES

     As of December 31, 2002, the Company had approximately 6,500 employees, of which approximately 800 were located in the U.S. Approximately 37 percent of U.S. and 53 percent of non-U.S. employees are unionized. The Company believes its union and non-union employee relations are good.

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

     The operations of the Company are also subject to various U.S., state, foreign and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, and other regulations intended to protect public health and the environment. Based upon current laws and regulations and the enforcement and interpretations thereof, the Company does not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that the Company will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on the Company's future financial condition and results of operations.

     The Company currently anticipates that it may spend an immaterial amount in fiscal 2003 for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects. This equipment is intended to enable the Company to continue its policy of compliance with existing environmental laws and regulations. Under the U.S. Clean Air Act Amendments of 1990, air toxin regulations will be promulgated for a number of industry source categories. The U.S. Environmental Protection Agency has proposed standards for industrial boilers. Once these standards are finalized, the Company's U.S. facilities may require additional pollution control devices to meet these standards. Currently, the Company cannot accurately estimate the ultimate financial impact of the industrial boiler standards.

     The Company's Internet address is www.cornproducts.com. The Company makes available, free of charge through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are made available as soon as reasonably practicable after the respective reports are electronically filed with or furnished to the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.

NAME                             AGE            ALL POSITIONS AND OFFICES WITH THE COMPANY
----                             ---            ------------------------------------------
Samuel C. Scott III............  58    Chairman and Chief Executive Officer of Corn Products since
                                       February 2001 and President of Corn Products since 1997. Mr.
                                       Scott also served as Chief Operating Officer of Corn
                                       Products from 1997 through January 2001. Prior thereto, he served as President of Bestfoods' worldwide Corn Refining
                                       Business from 1995 to 1997 and was President of Bestfoods'
                                       North American Corn Refining Business from 1989 to 1997. He was elected a Vice President of Bestfoods in 1991. Mr. Scott is a director of Motorola, Inc.

Cheryl K. Beebe................  47    Vice President, Finance since July 2002 and Treasurer of
                                       Corn Products since 1997. Ms. Beebe served as Vice President from 1999 to 2002 and as Director of Finance and Planning
                                       for the Bestfoods Corn Refining Business worldwide from 1995 to 1997 and as Director of Financial Analysis and Planning
                                       for Corn Products North America from 1993. Ms. Beebe joined
                                       Bestfoods in 1980 and served in various financial positions in Bestfoods.


NAME                             AGE            ALL POSITIONS AND OFFICES WITH THE COMPANY
----                             ---            ------------------------------------------
Marcia E. Doane................  61    Vice President, General Counsel and Corporate Secretary of
                                       Corn Products since 1997. Ms. Doane served as Vice
                                       President, Legal and Regulatory Affairs of the Corn Products
                                       Division of Bestfoods from 1996 to 1997. Prior thereto, she served as Counsel to the Corn Products Division from 1994 to
                                       1996. Ms. Doane joined Bestfoods' legal department in 1989 as Operations Attorney for the Corn Products Division.

Jorge L. Fiamenghi.............  47    Vice President and President of the South America Division
                                       of Corn Products since 1999. Mr. Fiamenghi served as Acting
                                       President, US-Canadian region from August 2001 to February
                                       2002. Mr. Fiamenghi served as President and General Manager
                                       Corn Products Brazil from 1996 to 1999. Mr. Fiamenghi was
                                       General Manager for the Bestfoods Corn Refining affiliate in
                                       Argentina beginning in 1991. Prior thereto, he was Financial and Planning Director for the Bestfoods South American Corn
                                       Refining division from 1989 to 1991 and served as Financial and Administrative Manager for the Bestfoods Corn Refining
                                       division in Mexico beginning in 1987. Mr. Fiamenghi joined
                                       Bestfoods in 1971 and served in various financial and
                                       planning positions in Bestfoods.

Jack C. Fortnum................  46    Vice President since 1999 and President US business since
                                       February 2002. Mr. Fortnum served as Executive Vice
                                       President, US-Canadian Region from August 2001 until
                                       February 2002. Prior to that, Mr. Fortnum served as the
                                       Controller of Corn Products since 1997, as the Vice
                                       President of Finance for Refineries de Maize, Bestfoods'
                                       Argentine subsidiary, from 1995 to 1997, as the Director of
                                       Finance and Planning for Bestfoods' Latin America Corn
                                       Refining Division from 1993 to 1995, and as the Vice
                                       President and Comptroller of Canada Starch Operating Company
                                       Inc., the Canadian subsidiary of Bestfoods, and as the Vice
                                       President of Finance of the Canadian Corn Refining Business
                                       from 1989.

Jeffrey B. Hebble..............  47    Vice President since 2000 and President of the Asia/Africa
                                       Division of Corn Products since February 2001. Prior
                                       thereto, Mr. Hebble served as Vice President of the
                                       Asia/Africa Division since 1998. Mr. Hebble joined Bestfoods in 1986 and served in various positions in the Corn Products
                                       Division and in Stamford Food Industries Sdn. Berhad, a Corn
                                       Products subsidiary in Malaysia.

James J. Hirchak...............  48    Vice President -- Human Resources of Corn Products since
                                       1997. Mr. Hirchak joined Bestfoods in 1976 and held various
                                       Human Resources positions in Bestfoods until 1984, when he joined Bestfoods' Corn Products Division. In 1987, Mr.
                                       Hirchak was appointed Director, Human Resources for Corn
                                       Products' North American operations and he served as Vice
                                       President, Human Resources for the Corn Products Division of
                                       Bestfoods from 1992 to 1997.

Robin A. Kornmeyer.............  54    Vice President of Corn Products since September 2002 and
                                       Controller since January 2002. Prior to that, Mr. Kornmeyer served as Corporate Controller at Foster Wheeler Ltd., a
                                       worldwide engineering and construction company, from 2000 to
                                       2002 and as its Director of Corporate Audit Services from
                                       1997 to 2000.


NAME                             AGE            ALL POSITIONS AND OFFICES WITH THE COMPANY
----                             ---            ------------------------------------------
Eugene J. Northacker...........  61    Vice President and President of the North America Division
                                       since February 2002. Mr. Northacker came out of retirement to serve as Acting President of the South America Division from August 2001 to February 2002. Prior to his retirement from the Company in January 2000, he served as Vice
                                       President and President of the South America Division since
                                       1997. Mr. Northacker was appointed President of Bestfoods'
                                       Latin America Corn Refining Division and elected a Vice
                                       President of Bestfoods in 1992. Prior to that, he served as
                                       Business Director of Bestfoods' Latin America Corn Refining
                                       Division from 1989 to 1992, and as Corn Refining General
                                       Manager of Bestfoods' then Mexican subsidiary from 1984 to
                                       1986. Mr. Northacker joined Bestfoods in 1968 in the
                                       financial group of Bestfoods' North American consumer foods division and has held executive assignments in several
                                       Bestfoods subsidiaries.

James W. Ripley................  59    Vice President and Chief Financial Officer of Corn Products
                                       since 1997 and Vice President, Finance from 1997 to July
                                       2002. Mr. Ripley served as Comptroller of Bestfoods from
                                       1995 to 1997. Prior thereto, he served as Vice President of
                                       Finance for Bestfoods' North American Corn Refining Division
                                       from 1984 to 1995. Mr. Ripley joined Bestfoods in 1968 as
                                       chief international accountant and subsequently served as
                                       Bestfoods' Assistant Corporate Comptroller, Corporate
                                       General Audit Coordinator and Assistant Comptroller for
                                       Bestfoods' European Consumer Foods Division.

Richard M. Vandervoort.........  59    Vice President -- Strategic Business Development, Investor
                                       Relations and Government and Regulatory Affairs of Corn
                                       Products since 1998. Mr. Vandervoort served as Vice
                                       President -- Business Development and Procurement, Corn
                                       Products International North American Division from 1997 to
                                       1998. Prior thereto, he served as Vice President -- Business
                                       Management and Marketing for Bestfoods' Corn Products
                                       Division from 1989 to 1997. Mr. Vandervoort joined Bestfoods in 1971 and served in various executive sales positions in
                                       Bestfoods' Corn Products Division and in Peterson/Puritan
                                       Inc., a Bestfoods subsidiary.

ITEM 2.  PROPERTIES

     The Company operates, directly and through its consolidated subsidiaries, 28 manufacturing facilities, 27 of which are owned and one of which is leased (Jundiai, Brazil). In addition, the Company leases its corporate headquarters in Westchester, Illinois. The following list details the locations of the Company's manufacturing facilities within each of its three geographic regions:

             NORTH AMERICA                     SOUTH AMERICA             ASIA/AFRICA
             -------------                     -------------             -----------
Cardinal, Ontario, Canada                  Baradero, Argentina      Eldoret, Kenya
London, Ontario, Canada                    Chacabuco, Argentina     Petaling, Jaya,
Port Colborne, Ontario, Canada             Balsa Nova, Brazil       Malaysia
San Juan del Rio, Queretaro, Mexico        Cabo, Brazil             Faisalabad, Pakistan
Guadalajara, Jalisco, Mexico (2 plants)    Conchal, Brazil          Ichon, South Korea
Mexico City, Edo. de Mexico                Jundiai, Brazil          Inchon, South Korea
Stockton, California, U.S.                 Mogi-Guacu, Brazil       Sikhiu, Thailand
Bedford Park, Illinois, U.S.               Llay-Llay, Chile
Winston-Salem, North Carolina, U.S.        Barranquilla, Colombia
                                           Cali, Colombia
                                           Medellin, Colombia
                                           Guayaquil, Ecuador

     While the Company has achieved high capacity utilization, the Company believes its manufacturing facilities are sufficient to meet its current production needs. The Company has preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.

     The Company has electricity co-generation facilities at all of its U.S. and Canadian plants, as well as at its plants in San Juan del Rio, Mexico; Baradero, Argentina; and Faisalabad, Pakistan, that provide electricity at a lower cost than is available from third parties. The Company generally owns and operates such co-generation facilities itself, but has two large facilities at its Stockton, California and Cardinal, Ontario locations that are owned by, and operated pursuant to, co-generation agreements with third parties.

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

     In July 1995, Bestfoods received a federal grand jury subpoena in connection with an investigation by the Antitrust Division of the U.S. Department of Justice of U.S. corn refiners regarding the marketing of high fructose corn syrup and other "food additives" (the investigation of Bestfoods relates only to high fructose corn syrup). Bestfoods produced the documents sought by the Justice Department and the federal grand jury has since been disbanded. Bestfoods, as a high fructose corn syrup producer, was also named as one of the defendants in a number of private treble damage state class actions by direct and indirect customers, and in one individual action, alleging violations of federal and state antitrust laws. Following the certification of the consolidated federal class actions, Bestfoods entered into settlements of the federal claims and the one individual action. A state law action filed in Alabama was terminated on April 5, 2002 by order of the Circuit Court of Coosa County, Alabama upon defendants' motions for summary judgement and to dismiss. Bestfoods remains a party to the state law actions filed in California, the District of Columbia, Kansas and West Virginia, each of which was filed in 1995 or 1996. The amount of damages claimed in the various pending state law actions is either unspecified or stated as not exceeding $50,000 per claimant.

     On January 28, 2003, the Company filed with the United Mexican States a Notice of Intent to Submit a Claim to Arbitration under Section B of Chapter 11 of the North American Free Trade Agreement. The notice declares the Company's intention to seek compensation from the Mexican government for breaches of its obligations under NAFTA. The Company seeks compensation for past and potential damages, estimated in the notice to be approximately $250 million, flowing from the imposition by the Mexican Congress of a highly discriminatory tax on soft drinks containing HFCS. In the months following service of the notice, and before service of the actual claim, the Company and Mexico are obliged under NAFTA to undertake efforts to resolve the dispute.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of Corn Product's Common Stock are traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CPO." The range of the NYSE reported high, low and closing market prices of the Company's Common Stock, holders of record and quarterly dividends are incorporated by reference from the Registrant's Consolidated Financial Statements filed herewith as part of Exhibit 13.1, section entitled "Common Stock Market Prices and Dividends."

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

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference from the Registrant's Consolidated Financial Statements filed herewith as part of Exhibit 13.1, section entitled "Ten-Year Financial Highlights."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from Exhibit 13.1 filed herewith, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     International Operations and Foreign Exchange. The Company has operated a multinational business subject to the risks inherent in operating in foreign countries and with foreign currencies for many years. The Company's U.S. dollar denominated results are subject to foreign currency exchange fluctuations and its operations are subject to political, economic and other risks.

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

     Uncertain Ability to Contain Costs or to Fund Capital Expenditures. The Company's future profitability and growth also depends on the Company's ability to contain operating costs and per-unit product costs, to maintain and/or implement effective cost control programs and to develop value-added products and new product applications successfully, while at the same time maintaining competitive pricing and superior quality products, customer service and support. The Company's ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements. The Company plans to focus capital expenditures on implementing productivity improvements and, if supported by profitable customer demand, expand the production capacity of its facilities. The Company may need additional funds for working capital as the Company grows and expands its operations. To the extent possible, the Company expects to fund its capital expenditures from operating cash flow. If the Company's operating cash flow is insufficient to fund such expenditures, the Company may either reduce its capital expenditures or utilize certain general credit facilities. The Company may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets. The Company cannot provide any assurance that cash flows from operations will be sufficient to fund anticipated capital expenditures or that additional funds can be obtained from financial markets or from the sale of assets at terms favorable to the Company. If the Company is unable to generate sufficient cash flows or raise sufficient additional funds to cover capital expenditures, it may not be able to achieve its desired operating efficiencies and expansion plans, which may adversely impact the Company's competitiveness and, therefore, its results of operations.

     Interest Rate Exposure. Approximately 46 percent of the Company's borrowings are fixed rate bonds and loans. The remaining 54 percent of the Company's borrowings are at floating interest rates of which approximately 41 percent are long-term loans and 13 percent are short-term credit facilities. Should short-term rates change, this could affect the Company's interest cost. A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2002 would have increased interest expense and lowered pretax income for 2002 by approximately $2 million.

     At December 31, 2002 and 2001, the carrying and fair value of long-term debt, including the current portion, were as follows:

                                                         2002                    2001
                                                 ---------------------   ---------------------
                                                 CARRYING                CARRYING
                                                  VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                 --------   ----------   --------   ----------
                                                                 (IN MILLIONS)
U.S. revolving credit facility.................    $ --        $ --        $277        $277
8.45% senior notes, due 2009...................     198         209         200         192
8.25% senior notes, due 2007...................     253         266          --          --
Canadian term loans, due 2005..................      25          25          57          57
Korean term loans, due 2003-2004...............      51          51          62          62
Others, due in varying amounts through 2008,
  fixed and floating interest rates ranging
  from 5.9%-7.4%...............................       1           1           6           6
                                                   ----        ----        ----        ----
     Total.....................................    $528        $552        $602        $594
                                                   ====        ====        ====        ====

     Competition. The Company operates in a highly competitive environment. Almost all of the Company's products compete with virtually identical or similar products manufactured by other companies in the corn refining industry. In the United States, there are other corn refiners, several of which are divisions of larger enterprises that have greater financial resources and some of which, unlike the Company, have vertically integrated their corn refining and other operations. Many of the Company's products also compete with products made from raw materials other than corn. Fluctuation in prices of these competing products may affect prices of, and profits derived from, the Company's products. Competition within markets is largely based on price, quality and product availability.

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

     Commodity Costs. The Company's finished products are made primarily from corn. In North America, the Company sells a large portion of finished product at firm prices established in supply contracts typically lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, the Company enters into corn futures contracts, or takes hedging positions in the corn futures market. From time to time, the Company may also enter into anticipatory hedges. These contracts typically mature within one year. At expiration, the Company settles the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures the Company is hedging generally offset such fluctuations. While the corn futures contracts or hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material. Outside of North America, sales of finished product under long-term, firm-priced supply contracts are not material.

     The Company's commodity price hedging instruments generally relate to contracted firm-priced business. Based on the Company's overall commodity hedge exposure at December 31, 2002, a hypothetical 10 percent change in market rates applied to the fair value of the instruments would have no material impact on the Company's earnings, cash flows, financial position or fair value of commodity price and risk-sensitive instruments over a one-year period.

     Energy costs for the Company represent a significant portion of its operating costs. The primary use of energy is to create steam in the production process and in dryers to dry product. The Company consumes coal, natural gas, electricity, wood and fuel oil to generate energy. The market prices for these commodities vary depending on supply and demand, world economies and other factors. The Company purchases these commodities based on its anticipated usage and the future outlook for these costs. The Company cannot assure that it will be able to purchase these commodities at prices that it can adequately pass on to customers to sustain or increase profitability.

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

     Certain Anti-Takeover Effects. Certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Corn Products Charter") and the Company's By-laws (the "Corn Products By-Laws") and of the Delaware General Corporation Law (the "DGCL") may have the effect of delaying, deterring or preventing a change in control of the Company not approved by the Company's Board. These provisions include (i) a classified Board of Directors, (ii) a requirement of the unanimous consent of all stockholders for action to be taken without a meeting, (iii) a requirement that special meetings of stockholders be called only by the Chairman of the Board or the Board of Directors, (iv) advance notice requirements for stockholder proposals and nominations, (v) limitations on the ability of stockholders to amend, alter or repeal the Corn Products By-Laws and certain provisions of the Corn Products Charter, (vi) authorization for the Company's Board to issue without stockholder approval preferred stock with such terms as the Board of Directors may determine and (vii) authorization for the Company's Board to consider the interests of creditors, customers, employees and other constituencies of the Company and its subsidiaries and the effect upon communities in which the Company and its subsidiaries do business, in evaluating proposed corporate transactions. With certain exceptions, Section 203 of the DGCL ("Section 203") imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15 percent or more of the Company's Common Stock. In addition, the Company has adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan is designed to protect stockholders in the event of an unsolicited offer and other takeover tactics, which, in the opinion of the Company's Board, could impair the Company's ability to represent stockholder interests. The provisions of the Rights Plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.

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

     Reliance on Major Customers. A substantial portion of the Company's 2002 worldwide sales were made to companies engaged in the processed foods industry and the soft drink industry. If the Company's processed foods customers or soft drink customers were to substantially decrease their purchases, the business of the Company might be materially adversely affected. However, the Company believes there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or non-performance would materially affect the Company's results.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains or may contain forward-looking statements concerning the Company's financial position, business and future earnings and prospects, in addition to other statements using words such as anticipate, believe, plan, estimate, expect, intend and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and biotechnology issues; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities; and stock market fluctuation and volatility. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled "Report of Management," "Report of Independent Auditors," "Consolidated Financial Statements and Notes" and "Supplemental Financial Information."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings "Board of Directors," "Matters To Be Acted Upon -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement") and the information contained under the heading "Executive Officers of the Registrant" in Item 1 hereof is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained under the headings "Equity Compensation Plan Information as of December 31, 2002" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     The Chief Executive Officer and the Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 15(a)(1)  CONSOLIDATED FINANCIAL STATEMENTS

     Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled "Report of Management," "Report of Independent Auditors," "Consolidated Financial Statements and Notes" and "Supplemental Financial Information."

ITEM 15(a)(2)  FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted because the information either is not required or is otherwise included in the consolidated financial statements and notes thereto.

ITEM 15(a)(3)  EXHIBITS

     The Exhibits set forth in the accompanying Exhibit Index are filed as a part of this report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report:

EXHIBIT
NUMBER
-------
10.3
10.4
10.5
10.6
10.7
10.8
10.9
10.10
10.11
10.12
10.13
10.14
10.15
10.16
10.17
10.18

ITEM 15(B)  REPORTS ON FORM 8-K

     On November 18, 2002, the Company filed a report on Form 8-K to disclose that it entered into the Second Supplemental Indenture which supplements the Indenture dated as of August 18, 1999, as supplemented by the First Supplemental Indenture dated as of July 8, 2002, between the Company and The Bank of New York, a New York banking corporation, as trustee.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2003.

                                          CORN PRODUCTS INTERNATIONAL, INC.

                                          By:    /s/ SAMUEL C. SCOTT III
                                            ------------------------------------
                                                    Samuel C. Scott III
                                                  Chairman, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 21st day of March, 2003.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

               /s/ SAMUEL C. SCOTT III                  Chairman, President and Chief Executive Officer
 ---------------------------------------------------
                 Samuel C. Scott III


                 /s/ JAMES W. RIPLEY                                Chief Financial Officer
 ---------------------------------------------------
                   James W. Ripley


               /s/ ROBIN A. KORNMEYER                                      Controller
 ---------------------------------------------------
                 Robin A. Kornmeyer


               /s/ *RICHARD J. ALMEIDA                                      Director
 ---------------------------------------------------
                 Richard J. Almeida


          /s/ *IGNACIO ARANGUREN-CASTIELLO                                  Director
 ---------------------------------------------------
             Ignacio Aranguren-Castiello


             /s/ *ALFRED C. DECRANE, JR.                                    Director
 ---------------------------------------------------
               Alfred C. DeCrane, Jr.


              /s/ *GUENTHER E. GREINER                                      Director
 ---------------------------------------------------
                 Guenther E. Greiner


                /s/ *RONALD M. GROSS                                        Director
 ---------------------------------------------------
                   Ronald M. Gross


               /s/ *KAREN L. HENDRICKS                                      Director
 ---------------------------------------------------
                 Karen L. Hendricks


               /s/ *BERNARD H. KASTORY                                      Director
 ---------------------------------------------------
                 Bernard H. Kastory

                      SIGNATURE                                              TITLE
                      ---------                                              -----


               /s/ *WILLIAM S. NORMAN                                       Director
 ---------------------------------------------------
                  William S. Norman


                /s/ *JAMES M. RINGLER                                       Director
 ---------------------------------------------------
                  James M. Ringler


               /s/ *CLIFFORD B. STORMS                                      Director
 ---------------------------------------------------
                 Clifford B. Storms


 *By:                /s/ MARCIA E. DOANE
        ---------------------------------------------
                       Marcia E. Doane
                      Attorney-in-fact

(Being the principal executive officer, the principal financial officer, the controller and all of the directors of Corn Products International, Inc.)

                                 CERTIFICATIONS

     I, Samuel C. Scott III, certify that:

     1. I have reviewed this annual report on Form 10-K of Corn Products International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ SAMUEL C. SCOTT III
                                          --------------------------------------
                                          Samuel C. Scott III
                                          Chairman, President and
                                          Chief Executive Officer

Date: March 21, 2003

                                 CERTIFICATIONS

     I, James W. Ripley, certify that:

     1. I have reviewed this annual report on Form 10-K of Corn Products International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ JAMES W. RIPLEY
                                          --------------------------------------
                                          James W. Ripley
                                          Vice President and
                                          Chief Financial Officer

Date: March 21, 2003

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   3.1*       Amended and Restated Certificate of Incorporation of the
              Company, filed as Exhibit 3.1 to the Company's Registration
              Statement on Form 10, File No. 1-13397
   3.2*       Amended By-Laws of the Company, filed as Exhibit 3.ii to the
              Company's quarterly report on Form 10-Q for the quarter
              ended September 30, 2000, File No. 1-13397
   4.1*       Rights Agreement dated as of November 19, 1997 (Amended and
              Restated as of September 9, 2002), between the Company and
              The Bank of New York, filed as Exhibit 4 to the Company's
              quarterly report on Form 10-Q for the quarter ended
              September 30, 2002, File No. 1-13397
   4.2*       Certificate of Designation for the Company's Series A Junior
              Participating Preferred Stock, filed as Exhibit 1 to the
              Company's Registration Statement on Form 8-Al2B, File No.
              1-13397
   4.3        3-Year Revolving Credit Agreement dated as of October 15,
              2002 among the Company and the agent and banks named therein
   4.4*       Indenture Agreement dated as of August 18, 1999 between the
              Company and The Bank of New York, as Trustee, filed on
              August 27, 1999 as Exhibit 4.1 to the Company's current
              report on Form 8-K, File No. 1-13397, as amended by First
              Supplemental Indenture filed on July 8, 2002 as Exhibit 99.4 to the Company's current report on Form 8-K, File No.
              1-13397, and by Second Supplemental Indenture filed on
              November 18, 2002 as Exhibit 4 to the Company's current
              report on Form 8-K, File No. 1-13397
   4.5*       First Supplemental Indenture dated July 8, 2002 between the
              Company and The Bank of New York, as Trustee, filed on July
              8, 2002 as Exhibit 99.4 to the Company's current report on
              Form 8-K, File No. 1-13397
   4.6*       Second Supplemental Indenture dated November 18, 2002
              between the Company and The Bank of New York, as Trustee,
              filed on November 18, 2002 as Exhibit 4 to the Company's
              current report on Form 8-K, File No. 1-13397
  10.1*       CornProductsMCP Sweeteners LLC Limited Liability Company
              Agreement dated December 1, 2000 between the Company and
              Minnesota Corn Processors, LLC, filed as Exhibit 10.5 to the
              Company's annual report on Form 10-K for the year ended
              December 31, 2000, File No. 1-13397, as amended by Amendment dated July 1, 2002, filed as Exhibit 10 to the Company's
              quarterly report on Form 10-Q for the quarter ended
              September 30, 2002, File No. 1-13397
  10.2*       Amendment to CornProductsMCP Sweeteners LLC Limited
              Liability Company Agreement dated July 1, 2002, filed as
              Exhibit 10 to the Company's quarterly report on Form 10-Q
              for the quarter ended September 30, 2002, File No. 1-13397
  10.3*       1998 Stock Incentive Plan of the Company, filed as Exhibit
              4.D to the Company's Registration Statement on Form S-8,
              File No. 333-43525, as amended by Amendments Nos. 1 and 2, filed as Exhibits 10.19 and 10.20, respectively, to the
              Company's annual report on Form 10-K for the year ended
              December 31, 2000, File No. 1-13397, and Amendment No. 3
              filed as Exhibit 17 to the Company's annual report on Form
              10-K for the year ended December 31, 2002, File No. 1-13397
  10.4**      Deferred Stock Unit Plan of the Company
  10.5**      Form of Severance Agreement entered into by each of S.C.
              Scott, E.J. Northacker, J.W. Ripley, J.L. Fiamenghi and J.C.
              Fortnum (the "Named Executive Officers")
  10.6*       Form of Amendment to Executive Severance Agreement entered into by each of the Named Executive Officers, filed as
              Exhibit 10.10 to the Company's annual report on Form 10-K
              for the year ended December 31, 2000, File No. 1-13397
  10.7*       Separation Agreement dated September 20, 2001 between the
              Company and M.R. Pyatt, filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended
              September 30, 2001, File No. 1-13397
  10.8**      Form of Indemnification Agreement entered into by each of
              the members of the Company's Board of Directors and the
              Named Executive Officers
  10.9*       Deferred Compensation Plan for Outside Directors of the
              Company (Amended and Restated as of September 19, 2001),
              filed as Exhibit 4(d) to the Company's Registration
              Statement on Form S-8, File No. 333-75844

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.10*      Supplemental Executive Retirement Plan (Amended and Restated
              as of January 1, 2001), filed as Exhibit 10 to the Company's quarterly report on Form 10-Q/A for the quarter ended March
              31, 2002, File No. 1-13397
  10.11**     Executive Life Insurance Plan
  10.12**     Deferred Compensation Plan, as amended by Amendment No. 1
              filed as Exhibit 10.21 to the Company's annual report on
              Form 10-K/A for the year ended December 31, 2001, File No.
              1-13397
  10.13*      Annual Incentive Plan, filed as Exhibit 10.18 to the
              Company's annual report on Form 10-K for the year ended
              December 31, 1999, File No. 1-13397
  10.14*      Performance Plan, filed as Exhibit 10.19 to the Company's
              annual report on Form 10-K for the year ended December 31,
              1999, File No. 1-13397
  10.15*      Amendment No. 1 to 1998 Stock Incentive Plan dated January
              20, 1999, filed as Exhibit 10.19 to the Company's annual
              report on Form 10-K for the year ended December 31, 2000,
              File No. 1-13397
  10.16*      Amendment No. 2 to 1998 Stock Incentive Plan dated November
              21, 2000, filed as Exhibit 10.20 to the Company's annual
              report on Form 10-K for the year ended December 31, 2000,
              File No. 1-13397
  10.17       Amendment No. 3 to 1998 Stock Incentive Plan dated November
              20, 2002
  10.18*      Amendment No. 1 to Deferred Compensation Plan dated January
              19, 2002, filed as Exhibit 10.21 to the Company's annual
              report on Form 10-K/A for the year ended December 31, 2001,
              File No. 1-13397
  10.19**     Tax Sharing Agreement dated December 1, 1997 between the
              Company and Bestfoods
  10.20*      Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the
              Company's Registration Statement on Form S-8, File No.
              333-43525
  11.1        Earnings Per Share Computation
  12.1        Computation of Ratio of Earnings to Fixed Charges
  13.1        Management's Discussion and Analysis of Financial Condition
              and Results of Operations and Consolidated Financial
              Statements and Notes
  18.1*       Preferability letter from KPMG, filed as Exhibit 18.1 to the
              Company's annual report on Form 10-K for the year ended
              December 31, 2000, File No. 1-13397
  21.1        Subsidiaries of the Registrant
  23.1        Consent of KPMG LLP
  24.1        Power of Attorney
  99.1        CEO Certification Pursuant to Section 1350 of Chapter 63 of
              Title 18 of the United States Code as created by the
              Sarbanes-Oxley Act of 2002
  99.2        CFO Certification Pursuant to Section 1350 of Chapter 63 of
              Title 18 of the United States Code as created by the
              Sarbanes-Oxley Act of 2002

---------------

*  Incorporated herein by reference as indicated in the exhibit description.

** Incorporated herein by reference to the exhibits filed with the Company's
   Annual Report on Form 10-K for the year ended December 31, 1997.