Form 10-Q
period 2003-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2003-05-13
CIK 1046257

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


5 WESTBROOK CORPORATE CENTER,
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
                           Yes    X        No
                               -------        --------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes    X        No
                               -------        --------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.




                      CLASS                  OUTSTANDING AT APRIL  30, 2003
          Common Stock, $.01 par value             36,009,823 shares

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                           2003          2002
                                                          ---------------------
Net sales before shipping and handling costs              $518.0         $457.7
Less:  shipping and handling costs                          38.6           25.8
                                                          ---------------------
Net sales                                                  479.4          431.9
Cost of sales                                              410.6          373.1
                                                          ---------------------
Gross profit                                                68.8           58.8

Operating expenses                                          34.6           36.9
Earnings from non-consolidated affiliates and other
  income                                                     1.3            9.6
                                                          ---------------------

Operating income                                            35.5           31.5

Financing costs                                              9.2            9.6
                                                          ---------------------

Income before income taxes and minority interest            26.3           21.9
Provision for income taxes                                   9.5            7.9
                                                          ---------------------
                                                            16.8           14.0

Minority interest in earnings                                3.2            2.8
                                                          ---------------------
Net income                                                 $13.6          $11.2
                                                          =====================

Weighted average common shares outstanding:
Basic                                                       35.7           35.5
Diluted                                                     35.9           35.6

Earnings per common share:
Basic                                                      $0.38          $0.31
Diluted                                                    $0.38          $0.31



See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)                            MARCH 31,   DECEMBER 31,
                                                                                          2003          2002
                                                                                        --------    ------------
ASSETS                                                                                (Unaudited)
      Current assets
           Cash and cash equivalents                                                    $    39         $    36
           Accounts receivable -- net                                                       262             244
           Inventories                                                                      204             194
           Prepaid expenses                                                                  12              11
----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                  517             485
----------------------------------------------------------------------------------------------------------------
           Property, plant and equipment -- net                                           1,149           1,154
           Goodwill and other intangible assets                                             310             280
           Deferred tax assets                                                               33              33
           Investments                                                                       27              26
           Other assets                                                                      37              37
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $ 2,073         $ 2,015
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings and current portion of long-term debt                  $    84         $    84
           Accounts payable and accrued liabilities                                         241             263
----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                             325             347
----------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                           71              68
           Long-term debt                                                                   580             516
           Deferred income taxes                                                            168             163
           Minority interest in subsidiaries                                                 72              93
STOCKHOLDERS' EQUITY
           Preferred stock -- authorized 25,000,000 shares-
                         $0.01 par value -- none issued                                      --              --
           Common stock -- authorized 200,000,000 shares-
                         $0.01 par value -- 37,659,887 shares issued
                         at March 31, 2003 and December 31, 2002                              1               1
           Additional paid in capital                                                     1,073           1,073
           Less:  Treasury stock (common stock; 1,660,664 and 1,956,113 shares at
                         March 31, 2003 and December 31, 2002, respectively) at cost        (39)            (48)
           Deferred compensation -- restricted stock                                         (4)             (4)
           Accumulated other comprehensive loss                                            (408)           (418)
           Retained earnings                                                                234             224
----------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                            857             828
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 2,073         $ 2,015
================================================================================================================


See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


(IN MILLIONS)                                               THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                            2003          2002
                                                           ------        ------
Net income                                                 $ 14            $ 11
Comprehensive income/loss:
    Gain (loss) on cash flow hedges:
          Amount of losses on cash flow hedges
           reclassified to earnings, net of income
           tax effect of $3 million                          --               7
          Unrealized gains (losses) on cash flow
           hedges, net of income tax effect of $1
           million and $1 million, respectively               2              (3)
    Currency translation adjustment                           8             (61)
                                                           ------        -------
Comprehensive income (loss)                                $ 24            $(46)
                                                           ======        =======




                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


(IN MILLIONS)                                ADDITIONAL                                   ACCUMULATED
                                  COMMON       PAID-IN    TREASURY       DEFERRED        COMPREHENSIVE        RETAINED
                                   STOCK       CAPITAL       STOCK      COMPENSATION      INCOME (LOSS)       EARNINGS
                                  -------------------------------------------------------------------------------------

Balance, December 31, 2002           $1         $1,073         $(48)        $(4)                 $(418)         $224
   Net income for the period                                                                                      14
   Dividends declared                                                                                             (4)
   Unrealized gains on
      cash flow hedges, net
      of income tax effect of
      $1 million                                                                                     2
   Currency translation
          adjustment                                                                                 8
   Issuance of common stock
      in connection with
      acquisition                                                 8
   Other                                                          1
                                  ------------------------------------------------------------------------------------
Balance, March 31, 2003              $1         $1,073         $(39)        $(4)                 $(408)         $234
                                  ====================================================================================

See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

           (IN MILLIONS)                                             THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                     2003         2002
                                                                    ------       ------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net income                                                        $14           $11
    Non-cash charges (credits) to net income:
         Depreciation and amortization                                 25            26
         Minority interest in earnings                                  3             3
         Income from non-consolidated affiliates                       --            (1)
         Gain on sale of business                                      --            (8)
    Changes in working capital, net of effect of disposal:
          Accounts receivable and prepaid items                       (14)            8
          Inventories                                                  (8)            1
          Accounts payable and accrued liabilities                    (25)          (15)
    Other                                                               2             2
----------------------------------------------------------------------------------------
    Cash provided by (used for) operating activities                   (3)           27
----------------------------------------------------------------------------------------


CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures, net of proceeds on disposal               (7)          (13)
       Proceeds from sale of business                                  --            35
       Payments for acquisitions                                      (48)          (42)
----------------------------------------------------------------------------------------
    Cash used for investing activities                                (55)          (20)
----------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
       Proceeds from borrowings                                        80            27
       Payments on debt                                               (16)          (52)
       Dividends paid                                                  (4)           (4)
----------------------------------------------------------------------------------------
    Cash provided by (used for) financing activities                   60           (29)
----------------------------------------------------------------------------------------

    Effect of foreign exchange rate changes on cash                     1            (2)
----------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                    3           (24)
    Cash and cash equivalents, beginning of period                     36            65
----------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                          $39           $41
========================================================================================



See Notes To Condensed Consolidated Financial Statements

                        CORN PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         References to the "Company" are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended March 31, 2003 and 2002, and the financial position of the Company as of March 31, 2003. The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.       ACQUISITIONS

         On March 27, 2003, the Company increased its ownership in its Southern Cone of South America businesses to 100 percent by purchasing an additional
27.76 percent ownership interest from the minority interest shareholders. The Company paid $53 million to acquire the additional ownership interest, consisting of $45 million in cash and the issuance of 271 thousand shares of common stock valued at $8 million. Goodwill of approximately $37 million was recorded.

3.       STOCK-BASED COMPENSATION

         As allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for stock-based compensation using the intrinsic value method.

         The following table illustrates the effect on net income and earnings per share if the fair-value-based recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock awards for each period presented.

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
(in millions, except per share amounts)                 2003       2002
                                                      -------    -------
Net income, as reported ..........................     $13.6      $11.2
Deduct: Total stock-based employee
     compensation expense determined under fair
     value based method for all awards, net of
     related tax effects .........................      (0.3)      (0.6)
                                                      -------    -------
Pro forma net income .............................     $13.3      $10.6
                                                      =======    =======

Earnings per share:

Basic -- as reported .............................     $0.38       $0.31
Basic -- pro forma ...............................     $0.37       $0.30
Diluted -- as reported ...........................     $0.38       $0.31
Diluted -- pro forma .............................     $0.37       $0.30

         For purposes of making the pro forma disclosure, the estimated fair value of stock option awards is amortized to expense over the applicable vesting period. The fair value of the stock option awards was estimated at the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions for the periods presented:


                                                                       Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                      2003              2002
                                                                   ----------       ----------
Risk-free interest rate......................................         3.68%            5.81%
Volatility factor............................................         1.07%            2.03%
Expected life of awards......................................         7.71 years       7.47 years
Dividend yield...............................................         1.32%            1.32%


         The Black-Scholes model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

         Listed below is a summary of stock option and restricted stock transactions for the periods presented:

                                                                                 Weighted          Shares of
                                      Stock Option       Stock Option             Average         Restricted
                                         Shares           Price Range         Exercise Price        Stock
                                      ------------       ------------         --------------      ----------
                                                             (shares in thousands)
Outstanding at December 31, 2002..        3,150        $13.90 to $33.13         $28.35               218
Exercised/vested..................          (32)        13.90 to 29.04           24.26               (11)
Cancelled.........................          (10)        22.75 to 32.31           31.19               (11)
                                      ------------                                                ----------
Outstanding at March 31, 2003.....        3,108                                                      196
                                      ============                                                ==========



Outstanding at December 31, 2001..        2,904        $13.90 to $32.31         $28.05               170
Exercised/vested..................          (57)        20.48 to 32.31           25.00               (10)
Cancelled.........................          (42)        14.97 to 32.31           29.43                --
                                      ------------                                                ----------
Outstanding at March 31, 2002.....        2,805                                                      160
                                      ============                                                ==========


         The following table summarizes information about stock options outstanding at March 31, 2003:

                                                        Weighted            Average                           Weighted
                                                         Average           Remaining                           Average
                                        Options         Exercise          Contractual         Options         Exercise
Range of Exercise Prices              Outstanding        Price            Life (Years)      Exercisable        Price
------------------------              -----------      ----------         ------------      -----------        -----
                                                                 (shares in thousands)
$13.90 to 16.5650                         57            $ 15.57              1.7                  57         $ 15.57
16.5651 to 23.1910                       370              22.15              5.9                 370           22.15
23.1911 to 26.5040                       107              24.03              3.8                 107           24.03
26.5041 to 29.8170                     1,598              28.16              7.9                 896           27.68
29.8171 to 33.1300                       976              32.33              4.8                 958           32.31
                                    --------------------------------------------------------------------------------
                                       3,108            $ 28.38              6.5               2,388         $ 28.23
                                    ================================================================================



4.       ADOPTION OF NEW ACCOUNTING STANDARDS

         On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of SFAS 143 did not have a significant effect on the Company's consolidated financial statements.

         On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred in a Restructuring)". The adoption of SFAS 146 did not have a significant effect on the Company's consolidated financial statements.

         Also on January 1, 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses financial accounting and reporting for obligations under certain guarantees. FIN 45 requires, among other things, that a guarantor recognize a liability for the fair value of an obligation undertaken in issuing a guarantee, under certain circumstances. The recognition and measurement provisions of FIN 45 are required to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant effect on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements under SFAS 123 to require prominent disclosures in both annual and interim financial statements. The interim period disclosures required by SFAS 148 are provided in Note 3.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), which addresses the consolidation of variable interest entities as defined in the Interpretation. The application of FIN 46 did not have a material effect on the Company's consolidated financial statements.

5.         INVENTORIES

Inventories are summarized as follows:                 At              At
(in millions)                                       March 31,      December 31,
                                                       2003            2002
                                                    ---------      -----------
Finished and in process......................          $104             $89
Raw materials................................            69              76
Manufacturing supplies and other.............            31              29
                                                    ---------      -----------
Total inventories............................          $204            $194
                                                    =========      ===========

6.       SEGMENT INFORMATION

         The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. Its North America operations include corn-refining businesses in the United States, Canada and Mexico and, prior to the December 2002 dissolution of CornProductsMCP Sweeteners LLC, its non-consolidated equity interest in that entity. This region also included Enzyme Bio-Systems Ltd. until it was sold in February 2002. The Company's South America operations include corn-refining businesses in Brazil, Colombia, Ecuador and the Southern Cone of South America, which includes Argentina, Chile and Uruguay. The Company's Asia/Africa operations include corn-refining businesses in Korea, Pakistan, Malaysia, Thailand and Kenya.


                                               Three Months Ended
                                                   March 31,
                                           -------------------------
(in millions)                                2003             2002
                                           -------------------------
Net Sales
  North America................             $307.3           $275.8
  South America................              105.4             98.2
  Asia/Africa..................               66.7             57.9
                                           -------------------------
  Total.........................            $479.4           $431.9
                                           =========================

Operating Income
  North America................             $ 11.9           $  6.7
  South America................               16.3             13.7
  Asia/Africa..................               13.5             11.9
  Corporate....................               (6.2)            (5.4)
  Non-recurring income, net....                 --              4.6
                                           -------------------------
  Total........................             $ 35.5           $ 31.5
                                           =========================


                                                 At                   At
(in millions)                              March 31, 2003      December 31, 2002
                                           --------------      -----------------
Total Assets
  North America................              $1,335                 $1,316
  South America................                 405                    360
  Asia/Africa..................                 333                    339
                                           --------------      -----------------
  Total........................              $2,073                 $2,015
                                           ==============      =================

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
           WITH COMPARATIVES FOR THE THREE MONTHS ENDED MARCH 31, 2002


         NET INCOME. Net income for the quarter ended March 31, 2003 increased to $13.6 million, or $0.38 per diluted share, from $11.2 million, or $0.31 per diluted share, in the first quarter of 2002. The prior period results include $4.6 million ($3.0 million after-tax, or $0.08 per diluted share) of net non-recurring earnings consisting primarily of a gain from the sale of Enzyme Bio-Systems Ltd. ("EBS"), net of restructuring charges. The increase in earnings principally reflects higher sales volumes and improved price/product mix.

         NET SALES. First quarter net sales totaled $479 million, up 11 percent from first quarter 2002 net sales of $432 million. This increase reflects a 17 percent price/product mix improvement and a 6 percent volume increase, which more than offset a 12 percent reduction attributable to weaker foreign currencies.

         North American net sales for first quarter 2003 were up 11 percent from the same period last year primarily due to significantly higher sales in the United States. A 9 percent price/product mix improvement and 6 percent higher volume more than offset the effect of a weaker Mexican peso in the North American region. In South America, net sales increased 7 percent from first quarter 2002 as price/product mix improvements of 49 percent have more than offset a 45 percent reduction attributable to weaker foreign currencies. Additionally, higher volume contributed 3 percent to the regional sales increase. In Asia/Africa, net sales increased 15 percent from the year-ago period, as volume growth of 11 percent and stronger Asian currencies more than offset a 3 percent price/product mix reduction.

         COST OF SALES AND OPERATING EXPENSES. Cost of sales for first quarter 2003 was up 10 percent from first quarter 2002 mainly due to increased volume and higher corn costs. Gross margin was 14.3 percent, up from 13.6 percent last year, primarily reflecting improved product selling prices.

         First quarter 2003 operating expenses decreased to $34.6 million from $36.9 million last year, which included $3.4 million of net restructuring charges. First quarter 2003 operating expenses, as a percentage of net sales, declined to 7.2 percent from 8.5 percent a year ago, as we continue to focus on cost control while growing our business.

         EARNINGS FROM NON-CONSOLIDATED AFFILIATES AND OTHER INCOME. The $8.3 million decline from the year-ago period mainly reflects last year's $8 million pretax gain from the sale of EBS, which was classified as other income in the first quarter 2002 Condensed Consolidated Statement of Income.

         OPERATING INCOME. First quarter 2003 operating income increased 13 percent to $35.5 million from $31.5 million a year ago, reflecting earnings growth in each of our regions. North America operating income of $11.9 million increased 78 percent from $6.7 million in the first quarter of 2002, primarily due to higher sales volume and improved pricing in the United States. South America operating income of $16.3 million for first quarter 2003 increased 19 percent from $13.7 million in the prior year period, principally attributable to earnings growth in the Southern Cone of South America. Asia/Africa operating income increased 13 percent to $13.5 million from $11.9 million a year ago, reflecting higher volume and favorable currency translation attributable to stronger Asian currencies.

         FINANCING COSTS. Financing costs for first quarter 2003 were $9.2 million, down from $9.6 million in the comparable period last year. Foreign currency transaction gains and reduced average indebtedness more than offset higher interest rates and lower interest income.

         PROVISION FOR INCOME TAXES. The effective income tax rate for first quarter 2003 was 36 percent, unchanged from the prior year period.

         MINORITY INTEREST IN EARNINGS. The increase in minority interest for first quarter 2003 reflects higher earnings in the Southern Cone of South America, Korea and Pakistan, partially offset by a reduction attributable to our March 2002 purchase of the minority interest in our Mexican business, which is now a wholly-owned subsidiary.

         COMPREHENSIVE INCOME (LOSS). The Company recorded comprehensive income of $24 million for the first quarter of 2003 as compared with a comprehensive loss of $46 million for the same period last year. The increase principally reflects a $69 million favorable variance in the currency translation adjustment mainly due to stronger local currencies in South America, particularly in Argentina.

MEXICAN TAX ON BEVERAGES SWEETENED WITH HFCS/RECOVERABILITY OF MEXICAN ASSETS

           On January 1, 2002, a discriminatory tax on soft drinks sweetened with high fructose corn syrup (HFCS) approved by the Mexican Congress late in 2001, became effective. This tax was temporarily suspended on March 5, 2002. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for soft drinks in Mexico, we ceased production of HFCS 55 at our San Juan del Rio plant, one of our four plants in Mexico. Effective with the March 5, 2002 suspension of the tax, we resumed the production and sale of HFCS in Mexico, although at levels below historical volumes. On July 12, 2002, the Mexican Supreme Court annulled the temporary suspension of the tax, thereby resuming the tax, and we curtailed the production of HFCS 55 at our San Juan del Rio plant. On December 10, 2002, the Mexican Congress declined to repeal the controversial tax on soft drinks sweetened with HFCS.

           We are disappointed with the Mexican Congress' decision to retain the imposition of the tax and continue to explore all options for resolving the situation and minimizing any potential long-term negative financial impact that might occur. We have engaged in discussions regarding the matter with both U.S. and Mexican government trade officials, and have received informal assurances from both sides that repeal of the tax is a condition precedent to resolving certain trade issues between the countries. These same officials have also implied that a resolution of these matters is expected in the near term. However, we cannot predict with any certainty whether these trade matters will ultimately be resolved, or the likelihood or timing of repeal of the tax on soft drinks sweetened with HFCS. In the meantime, we are attempting to mitigate the negative effects of the tax on HFCS demand in Mexico by exploring other markets for our HFCS production capability in and around Mexico. We are also continuing the restructuring of our Mexican operations in an effort to improve efficiency and reduce operating costs. We also initiated formal action to seek compensation for damage to our Mexican operations under the provisions of the North American Free Trade Agreement (NAFTA).

         On January 28, 2003, we notified the Government of Mexico of our intention to submit to arbitration a claim for compensation under the investment provisions of the NAFTA. We believe that the Government of Mexico has violated certain of its obligations with respect to foreign investors under the NAFTA, including those regarding non-discriminatory treatment and expropriations. The claim, which approximates $250 million, seeks compensation for past and potential lost profits and other costs related to our operations in Mexico, as well as our costs in pursuing resolution of this matter. The filing of the notice of intent is the first step in pursuing the resolution of an investment dispute. The NAFTA requires the Company to serve written notice of its intention to make a claim at least three months prior to submitting the claim to arbitration. The Company's notice included an expropriation claim. Under NAFTA, this claim can only be included in the claim submitted to arbitration if it is either approved by a designated U.S. or Mexican authority or not rejected by both within six months following the filing of the notice of intent. Under NAFTA, the Company and the Government of Mexico must attempt to resolve the situation through consultation or negotiation prior to the submission of the claim.

          Until there is a favorable resolution of the Mexican tax on soft drinks sweetened with HFCS, we expect that we will be unable to make any significant sales of HFCS to the soft drink industry in Mexico. Management continues to seek a permanent repeal of the tax and currently believes that the matter will ultimately be resolved through negotiations between the governments of the United States and Mexico. Until that occurs, however, our operating results and cash flows will continue to be adversely affected by the Mexican tax on soft drinks sweetened with HFCS.

         Our ability to fully recover the carrying value of our long-term investment in Mexico, which consists primarily of goodwill and property, plant and equipment associated with our Mexican operations, is dependent upon the generation of sufficient cash flows from the use or other disposition of these assets. The Company's ability to generate these cash flows will be significantly affected by a variety of factors, including the timing and permanence of any repeal of the tax on soft drinks sweetened with HFCS, the timing and extent of any recovery in the demand for HFCS by the Mexican soft drink industry, the extent to which alternative markets for HFCS develop in and around Mexico, the success of the Company's restructuring activities in Mexico, and the amount of the proceeds received from the resolution of the Company's NAFTA claim against the Government of Mexico, if any, as well as by management's ability to develop and implement a successful alternative long-term business strategy in Mexico. Based on our long-term forecasts of operating results, we believe that the Company will generate sufficient cash flows from the use or other disposition of these long-term assets to fully recover their carrying values. In developing our estimates of the cash flows that will be generated from the Company's Mexican operations, we have assumed that the tax on soft drinks sweetened with HFCS will be permanently repealed in the near future, and that sales of HFCS to the Mexican soft drink industry will return to the levels realized prior to the imposition of the tax by the end of 2003. Under these assumptions about future HFCS sales in Mexico, the estimated fair value of the Company's Mexican business exceeds its carrying amount by approximately $90 million. In the event actual results differ from those assumed, the Company could be required to recognize an impairment of goodwill and property, plant and equipment, and the amount of such impairment could be material.

         It is reasonably possible that we could have used different assumptions in making our estimates of future operating results and cash flows in making our impairment calculations related to our Mexican business. For example, if we assumed that the tax on soft drinks sweetened with HFCS would not be repealed, our projections of future cash flows in Mexico would be different. While we believe that the tax will ultimately be repealed, we have nevertheless begun to develop an alternative business strategy with respect to our Mexican operations in the less likely event the tax is not rescinded. This strategy includes, among other things, the following: (i) developing new uses and new customers for HFCS;
(ii) increasing sales of our current product portfolio, as well as developing new products for the region; (iii) investing capital to increase production output for current and new products; (iv) the potential transfer of certain HFCS equipment to plants outside of Mexico; and (v) continuing our cost reduction program. Based on our projections of operating results and cash flows that would be generated under this alternative business model for our Mexican operations, we may be required to record an impairment charge to write-down the carrying value of goodwill in the event the tax is not repealed. These assumptions are subject to change based on business conditions and the results of the impairment calculations could be significantly different if performed at a later date.

         In concluding that an impairment of our Mexican goodwill may arise if the tax on soft drinks sweetened with HFCS is not repealed, we assumed that no proceeds will be received from our claim for compensation under NAFTA against the Mexican Government. Any recovery we receive from the resolution of this claim would reduce or offset, in whole or in part, the amount of any impairment to be recognized. However, no assurance can be made that we will be successful in either asserting our claim or in recovering damages.

         Since the time the assumptions supporting the cash flow estimate referred to above were made, there have been no significant positive developments toward the repeal of the tax on soft drinks sweetened with HFCS. The Company is continuing its efforts to gain repeal of the tax and, at the same time, pursuing the implementation of the alternative business strategies outlined above. We will assess the extent of our progress in each of these areas and reconsider the assumptions underlying our assessment of the carrying value of the Mexican long-lived assets on a quarterly basis, and whenever significant developments occur.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company's total assets increased to $2,073 million from $2,015 million at December 31, 2002. The increase in total assets mainly reflects the recording of $37 million of goodwill related to our purchase of the minority interest in our Southern Cone of South America businesses. Increased working capital and stronger local currencies in South America and Canada also contributed to the increase in total assets.

         Cash used for operating activities was $3 million for first quarter 2003, compared to $27 million of cash provided by operating activities in first quarter 2002. The decline in operating cash flow was principally due to a larger year over year increase in working capital activity, primarily reflecting higher corn costs, increased product pricing and the timing of certain payments. We had a much smaller working capital increase in the prior year period as a result of the initial implementation of improved working capital management processes. Cash used for investing activities totaled $55 million for the first three months of 2003, reflecting acquisition-related payments and capital expenditures. Capital expenditures of $7 million for the first three months of 2003 are in line with the Company's capital spending plan for the year, which is currently expected to approximate $80 million for full year 2003. Our first quarter 2003 investing activities were funded principally with proceeds from borrowings.

         The Company has a $125 million 3-year revolving credit facility in the United States due October 2005. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At March 31, 2003, the Company had total debt outstanding of $664 million compared to $600 million at December 31, 2002. The increase mainly reflects borrowings made during the quarter to fund the previously mentioned acquisition of the minority interest in our Southern Cone of South America businesses. The debt outstanding includes: $65 million outstanding under the U.S. revolving credit facility at a weighted average interest rate of approximately 2.7 percent for the three months ended March 31, 2003; $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and various affiliate indebtedness totaling $148 million which includes borrowings outstanding under local country operating credit lines. Approximately $84 million of the affiliate debt represents short-term borrowings. The weighted average interest rate on affiliate debt was approximately 6.8 percent for the first three months of 2003. The Company has interest rate swap agreements that effectively convert the interest rate associated with the Company's 8.45 percent senior notes to a variable interest rate. The fair value of these interest rate swap agreements ($26 million at March 31, 2003 and $27 million at December 31, 2002) is reflected in the Condensed Consolidated Balance Sheets as an offset to the increase in the fair value of the hedged debt obligation.

            On March 26, 2003, the Company's board of directors declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend was paid on April 25, 2003 to stockholders of record at the close of business on April 2, 2003.

         The Company expects that its operating cash flows and borrowing availability under its credit facilities will be more than sufficient to fund its anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

         MINORITY INTEREST IN SUBSIDIARIES. Minority interest in subsidiaries decreased to $72 million at March 31, 2003 from $93 million at December 31, 2002. The decrease is mainly attributable to our purchase of the minority interest in our Southern Cone of South America businesses. Effective with the purchase, the Southern Cone businesses are now wholly-owned subsidiaries of the Company.

FORWARD-LOOKING STATEMENTS

            This Form 10-Q contains or may contain forward-looking statements concerning the Company's financial position, business and future earnings and prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and biotechnology issues; and increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities; and stock market fluctuation and volatility. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.


ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the three months ended March 31, 2003.


ITEM 4
CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                            PART II OTHER INFORMATION

ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 27, 2003, the Company issued Treasury Stock in the aggregate of 270,792 shares of the Company's Common Stock as partial consideration related to the acquisition of the entire minority shareholders' interests (27.76%) in the Company's Southern Cone of South America businesses. The recipients were Agri Products Corporation and Tybrisa Development Corporation and they received 237,029 shares and 33,763 shares, respectively, of the Company's Common Stock.

         The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. All of the shares were acquired by each of the two recipient corporations for its own account for investment, and not with a view to distribution. The offer and sale were made without any public solicitation, and the stock certificates bear restrictive legends.


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.



All other items hereunder are omitted because either such item is inapplicable or the response is negative.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CORN PRODUCTS INTERNATIONAL, INC.







DATE:   May 13, 2003             By /s/ James W. Ripley
                                    -----------------------------------------
                                 James W. Ripley
                                 Vice President and Chief Financial Officer



DATE:   May 13, 2003             By /s/ Robin A. Kornmeyer
                                    -----------------------------------------
                                 Robin A. Kornmeyer
                                 Vice President and Controller

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

Date:  May 13, 2003
                                                  /s/ Samuel C. Scott III
                                                  ------------------------------
                                                  Samuel C. Scott III
                                                  Chairman, President and
                                                  Chief Executive Officer

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

Date:  May 13, 2003
                                              /s/ James W. Ripley
                                              ----------------------------------
                                              James W. Ripley
                                              Vice President and
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