Form 10-Q
period 2003-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2003-08-12
CIK 1046257

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                    FORM 10-Q
                                  ------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                     CLASS                         OUTSTANDING AT JULY 31, 2003
         Common Stock, $.01 par value                     36,049,948 shares

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                               -----------------------    -----------------------
                                                                 2003           2002         2003          2002
                                                               -----------------------    -----------------------
Net sales before shipping and handling costs                   $  583.3      $   514.7    $ 1,101.3     $   972.6
Less:  shipping and handling costs                                 44.0           28.5         82.6          54.4
                                                               -----------------------    -----------------------
Net sales                                                         539.3          486.2      1,018.7         918.2
Cost of sales                                                     460.3          414.7        870.9         787.8
                                                               -----------------------    -----------------------
Gross profit                                                       79.0           71.5        147.8         130.4

Operating expenses                                                 35.9           33.0         70.5          69.8
Earnings from non-consolidated affiliates and other income
   (expense), net                                                  (0.7)           1.5          0.6          11.0
                                                               -----------------------    -----------------------

Operating income                                                   42.4           40.0         77.9          71.6

Financing costs                                                    10.0            6.7         19.2          16.3
                                                               -----------------------    -----------------------

Income before income taxes and minority interest                   32.4           33.3         58.7          55.3
Provision for income taxes                                         11.7           12.0         21.1          19.9
                                                               -----------------------    -----------------------
                                                                   20.7           21.3         37.6          35.4
Minority interest in earnings                                       2.5            2.7          5.8           5.5
                                                               -----------------------    -----------------------
Net income                                                     $   18.2      $    18.6    $    31.8     $    29.9
                                                               =======================    =======================

Weighted average common shares outstanding:
Basic                                                              36.0           35.6         35.9          35.5
Diluted                                                            36.2           35.8         36.0          35.7

Earnings per common share:
Basic                                                          $   0.50      $    0.52    $    0.88     $    0.83
Diluted                                                        $   0.50      $    0.52    $    0.88     $    0.83



            See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


           (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)                               JUNE 30,    DECEMBER 31,
                                                                                            2003          2002
                                                                                          ----------   -----------
ASSETS                                                                                   (Unaudited)
      Current assets
           Cash and cash equivalents                                                      $    43      $    36
           Accounts receivable - net                                                          257          244
           Inventories                                                                        209          194
           Prepaid expenses                                                                     8           11
----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                    517          485
----------------------------------------------------------------------------------------------------------------

           Property, plant and equipment - net                                              1,177        1,154
           Goodwill and other intangible assets                                               322          280
           Deferred tax assets                                                                 33           33
           Investments                                                                         28           26
           Other assets                                                                        36           37
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $ 2,113      $ 2,015
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings and current portion of long-term debt                    $   134      $    84
           Accounts payable and accrued liabilities                                           236          263
----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                               370          347
----------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                             72           68
           Long-term debt                                                                     497          516
           Deferred income taxes                                                              178          163
           Minority interest in subsidiaries                                                   74           93
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value - none issued                                         --           --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 37,659,887 shares issued
                         at June 30, 2003 and December 31, 2002                                 1            1
           Additional paid in capital                                                       1,073        1,073
           Less:  Treasury stock (common stock; 1,616,514 and 1,956,113 shares at
                         June 30, 2003 and December 31, 2002, respectively) at cost           (38)         (48)
           Deferred compensation - restricted stock                                            (3)          (4)
           Accumulated other comprehensive loss                                              (359)        (418)
           Retained earnings                                                                  248          224
----------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                              922          828
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 2,113      $ 2,015
----------------------------------------------------------------------------------------------------------------



See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


(IN MILLIONS)                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                  ------------------    -----------------
                                                   2003        2002      2003       2002
                                                  -------    -------    ------     ------
Net income                                         $ 18      $ 19        $ 32      $ 30
Comprehensive income/loss:
    Unrealized gains (losses) on cash flow
           hedges, net of income tax effect of
           $2, $3, $0.6 and $2, respectively         (3)        7          (1)        4
    Reclassification adjustment for (gains)
           losses on cash flow hedges included
           in net income, net of income tax
           effect of $3, $5, $3 and $8,
           respectively                               6         9           6        16
    Currency translation adjustment                  46       (18)         54       (79)
                                                   ----      ----        ----      ----
Comprehensive income (loss)                        $ 67      $ 17        $ 91      ($29)
                                                   ====      ====        ====      ====


                        CORN PRODUCTS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                          ACCUMULATED
(IN MILLIONS)                                ADDITIONAL                                      OTHER
                                  COMMON       PAID-IN     TREASURY       DEFERRED       COMPREHENSIVE       RETAINED
                                  STOCK        CAPITAL       STOCK      COMPENSATION      INCOME (LOSS)      EARNINGS
                                --------------------------------------------------------------------------------------
Balance, December 31, 2002           $1          $1,073         $(48)        $(4)            $(418)            $224
   Net income for the period                                                                                     32
   Dividends declared                                                                                            (8)
   Unrealized losses on
      cash flow hedges, net
      of income tax effect of
      $0.6                                                                                      (1)
   Amount of losses on
      cash flow hedges
      reclassified to
      earnings, net of
      income tax effect
      of $3                                                                                      6
   Currency translation
      adjustment                                                                                54
   Issuance of common stock
      in connection with
      acquisition                                                  8
   Issuance of common stock
      on exercise of stock
      options                                                      2
   Amortization to
      compensation expense of
      restricted common stock                                                  1
                                --------------------------------------------------------------------------------------
Balance, June 30, 2003               $1          $1,073         $(38)        $(3)            $(359)            $248
                                ======================================================================================


See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


           (IN MILLIONS)                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                             2003         2002
                                                                                          ----------  -----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net income                                                                              $  32      $  30
    Non-cash charges (credits) to net income:
         Depreciation                                                                          51         54
         Minority interest in earnings                                                          6          5
         Earnings from non-consolidated affiliates                                              -         (2)
         Gain on sale of business                                                               -         (8)
    Changes in working capital, net of effect of disposal:
          Accounts receivable and prepaid items                                                 7          8
          Inventories                                                                          (7)        (3)
          Accounts payable and accrued liabilities                                            (27)        20
    Other                                                                                       3          5
-------------------------------------------------------------------------------------------------------------------
    Cash provided by operating activities                                                      65        109
-------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
       Capital expenditures, net of proceeds on disposal                                      (27)       (32)
       Proceeds from sale of business                                                           -         35
       Payments for acquisitions                                                              (48)       (42)
-------------------------------------------------------------------------------------------------------------------
    Cash used for investing activities                                                        (75)       (39)
-------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
       Proceeds from borrowings                                                                41          9
       Payments on debt                                                                       (16)       (82)
       Dividends paid                                                                         (11)       (11)
       Issuance of common stock                                                                 2          3
-------------------------------------------------------------------------------------------------------------------
    Cash provided by (used for) financing activities                                           16        (81)
-------------------------------------------------------------------------------------------------------------------

    Effect of foreign exchange rate changes on cash                                             1         (3)
-------------------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                                            7        (14)
    Cash and cash equivalents, beginning of period                                             36         65
-------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                $  43      $  51
-------------------------------------------------------------------------------------------------------------------


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

         The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2003 and 2002, and the financial position of the Company as of June 30, 2003. The results for the interim periods are not necessarily indicative of the results expected for the full years.

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

3.       STOCK-BASED COMPENSATION

         The Company accounts for stock compensation using the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Employee compensation cost related to restricted stock grants is recognized ratably over the vesting period.

         Amounts charged to compensation expense for amortization of restricted stock for the three months ended June 30, 2003 and 2002 were $0.3 million and $0.2 million, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2003 and 2002, respectively. However, no employee compensation cost related to common stock options is reflected in net income, as each option granted under the Company's plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to all awards of common stock options for the three and six months ended June 30, 2003 and 2002:


                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                                --------------------     -------------------
(in millions, except per share amounts)                           2003        2002        2003         2002
                                                                -------     --------     -------     -------
Net income, as reported ..................................      $ 18.2       $ 18.6      $ 31.8      $ 29.9

Deduct:  Stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects ..............................................         (0.3)       (0.5)       (0.6)       (1.0)
                                                                 ------      ------      ------      ------
Pro forma net income .....................................       $ 17.9      $ 18.1      $ 31.2      $ 28.9
                                                                 ======      ======      ======      ======

Earnings per common share:

Basic - as reported ......................................       $ 0.50      $ 0.52      $ 0.88      $ 0.83
Basic - pro forma ........................................       $ 0.49      $ 0.51      $ 0.86      $ 0.80

Diluted - as reported ....................................       $ 0.50      $ 0.52      $ 0.88      $ 0.83
Diluted - pro forma ......................................       $ 0.49      $ 0.51      $ 0.86      $ 0.80


4.       ADOPTION OF NEW ACCOUNTING STANDARDS

         On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of SFAS 143 did not have a significant effect on the Company's consolidated financial statements.

         On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other

Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)". The adoption of SFAS 146 did not have a significant effect on the Company's consolidated financial statements.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements under SFAS 123 to require prominent disclosures in both annual and interim financial statements. The interim period disclosures required by SFAS 148 are provided in Note 3.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses the consolidation of variable interest entities as defined in the Interpretation. The application of FIN 46 did not have a material effect on the Company's consolidated financial statements.

         In May 2003, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in EITF issue 03-4, "Accounting for Cash Balance Pension Plans", which among other things, requires that a cash balance pension plan be considered a defined benefit plan for purposes of applying SFAS 87. The Company will apply the provisions of EITF 03-4 effective with the next pension plan measurement date.

5.       INVENTORIES
Inventories are summarized as follows:


(in millions)                              At                At
                                        June 30,         December 31,
                                          2003              2002
                                        --------         ------------
Finished and in process .............     $103              $ 89
Raw materials .......................       73                76
Manufacturing supplies and other ....       33                29
                                          ----              ----
Total ...............................     $209              $194
                                          ====              ====


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


                                      Three Months Ended                 Six Months Ended
                                            June 30,                          June 30,
                                    -----------------------           ----------------------
(in millions)                          2003          2002               2003          2002
                                    -----------------------           ----------------------
Net Sales
  North America ................     $  345.9      $  318.3           $  653.2      $  594.2
  South America ................        119.3         102.2              224.7         200.4
  Asia/Africa ..................         74.1          65.7              140.8         123.6
                                     ----------------------           ----------------------
Total                                $  539.3      $  486.2           $1,018.7      $  918.2
                                     ======================           ======================

Operating Income
  North America ................     $   14.4      $   17.0           $   26.3      $   23.8
  South America ................         20.3          14.9               36.6          28.6
  Asia/Africa ..................         14.6          14.0               28.1          25.9
  Corporate ....................         (6.9)         (5.9)             (13.1)        (11.3)
  Non-recurring income, net ....           --            --                 --           4.6
                                     ----------------------           ----------------------
Total ..........................     $   42.4      $   40.0           $   77.9      $   71.6
                                     ======================           ======================



                              At                   At
(in millions)            June 30, 2003     December 31, 2002
                         -------------     -----------------
Total Assets
  North America ....        $1,321               $1,316
  South America ....           442                  360
  Asia/Africa ......           350                  339
                            ------               ------
Total ..............        $2,113               $2,015
                            ======               ======

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003
    WITH COMPARATIVES FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002


         NET INCOME. Net income for the quarter ended June 30, 2003 decreased $0.4 million to $18.2 million, or $0.50 per diluted share, from $18.6 million, or $0.52 per diluted share, in the second quarter of 2002. The decrease in net income principally reflects higher financing costs, which more than offset an increase in operating income. Operating income increased despite the absence of high fructose corn syrup ("HFCS") sales to the soft drink industry in Mexico related to the discriminatory tax on beverages sweetened with HFCS in that country. Net income for the six months ended June 30, 2003 increased to $31.8 million, or $0.88 per diluted share, from $29.9 million, or $0.83 per diluted share, in the prior year period. The prior period results include $4.6 million ($3.0 million after-tax, or $0.08 per diluted share) of earnings consisting primarily of a gain from the sale of Enzyme Bio-Systems Ltd. ("EBS"), net of restructuring charges. The year-over-year increase in earnings principally reflects sales volume growth in each of our regions and improved price/product mix, which more than offset higher financing costs.

         NET SALES. Second quarter 2003 net sales totaled $539 million, up 11 percent from second quarter 2002 net sales of $486 million. This increase reflects a 13 percent price/product mix improvement and a slight volume increase, which more than offset a 3 percent reduction attributable to weaker foreign currencies. First half 2003 net sales totaled $1,019 million, up 11 percent from first half 2002 net sales of $918 million. This increase reflects a 15 percent price/product mix improvement and a 3 percent volume increase, partially offset by a 7 percent reduction attributable to weaker foreign currencies.

         North America net sales for second quarter 2003 were up 9 percent from the same period last year, primarily reflecting increased sales in the United States. A 12 percent price/product mix improvement in the North America region more than offset the effect of a volume reduction largely attributable to the discriminatory tax on beverages sweetened with HFCS in Mexico. See below for a discussion of the Mexican tax on beverages sweetened with HFCS. For the six months ended June 30, 2003, North American net sales grew 10 percent. This increase reflects an 11 percent price/product mix improvement and 1 percent volume growth, partially offset by the effect of a weaker Mexican peso in the region.

         South America net sales for second quarter 2003 increased 17 percent from the year-ago period as price/product mix improvements of 29 percent have more than offset a 15 percent reduction attributable to weaker average local currencies. Additionally, higher volume contributed 3 percent to the regional sales increase. For the six months ended June 30, 2003, South America net sales were up 12 percent from the prior year period. This increase reflects a 38 percent price/product mix improvement and 3 percent volume growth, partially offset by a 29 percent reduction attributable to weaker average local currencies.

         Asia/Africa net sales for second quarter 2003 were up 13 percent from the year-ago period, reflecting 12 percent volume growth and a 4 percent increase attributable to stronger local currencies, which more than offset a 3 percent price/product mix reduction. For the six months ended June 30, 2003, Asia/Africa net sales rose 14 percent. This increase reflects 12 percent volume growth and stronger local currencies, partially offset by a price/product mix decline of 3 percent.

         COST OF SALES AND OPERATING EXPENSES. Cost of sales for second quarter 2003 was up 11 percent from second quarter 2002 mainly due to higher corn costs and increased volume. Our gross profit percentage was 14.7 percent, unchanged from last year. First half 2003 gross profit percentage increased to 14.5 percent from 14.2 percent in the prior year period, principally due to improved product selling prices.

         Second quarter 2003 operating expenses increased to $35.9 million from $33.0 million last year. Second quarter 2003 operating expenses, as a percentage of net sales, declined to 6.7 percent from 6.8 percent a year ago, as we continue to focus on cost control while growing our business. First half 2003 operating expenses increased to $70.5 million from $69.8 million last year, which included $3.4 million of net restructuring charges. First half 2003 operating expenses, as a percentage of net sales, declined to 6.9 percent from
7.6 percent a year ago. Operating expenses for 2003 include higher insurance premiums and increased costs associated with the implementation of the provisions of the Sarbanes-Oxley Act of 2002.

         EARNINGS FROM NON-CONSOLIDATED AFFILIATES AND OTHER INCOME / EXPENSE. The $2.2 million decline in this item from second quarter 2002 mainly reflects a reduction in earnings from non-consolidated affiliates attributable to the cessation, in December 2002, of the operations of CPMCP and the recording, in the current year period, of a $1 million charge associated with the closing of our plant in Malaysia. The $10.4 million decline in this item from the first half of 2002 mainly reflects last year's $8 million pretax gain from the sale of EBS, and to a lesser extent, a reduction in earnings from non-consolidated affiliates.

         OPERATING INCOME. Second quarter 2003 operating income increased 6 percent to $42.4 million from $40.0 million a year ago, as increased earnings in South America and Asia/ Africa more than offset a decline in North America. North America operating income of $14.4 million decreased 15 percent from $17.0 million in the second quarter of 2002, primarily due to lower earnings in Mexico that more than offset earnings growth in the rest of the region. The lower earnings in Mexico reflect the absence of higher margin HFCS sales to the soft drink industry due to the aforementioned discriminatory tax on beverages sweetened with HFCS. South America operating income of $20.3 million for second quarter 2003 increased 36 percent from $14.9 million in the prior year period, reflecting earnings growth in the Southern Cone of South America and Brazil. Asia/Africa operating income increased 4 percent to $14.6 million from $14.0 million a year ago, despite the recording in the current year period of the aforementioned $1 million charge in Malaysia. The improved earnings in the region principally reflect higher volumes and favorable effects from currency translation attributable to stronger Asian currencies.

         First half 2003 operating income grew 9 percent to $77.9 million from $71.6 million a year ago, as earnings increased in each of our regions. North America operating income of $26.3 million increased 11 percent from $23.8 million in the first half of 2002, as significantly higher earnings in the United States more than offset lower results in Mexico. South America operating income of $36.6 million for first half 2003 increased 28 percent from $28.6 million in the prior year period, reflecting earnings growth in the Southern Cone of South America and Brazil. Asia/Africa operating income increased 8 percent to $28.1 million from $25.9 million a year ago. The improved earnings principally reflect higher volumes throughout the region and favorable effects from currency translation attributable to stronger Asian currencies.

         FINANCING COSTS. Financing costs for the second quarter and first half of 2003 increased 49 percent and 18 percent, respectively, from the year-ago periods. These increases primarily reflect higher interest rates associated with our 2002 debt refinancing to extend maturities. Reduced average indebtedness and foreign currency transaction gains partially offset the impact of the higher interest rates.

         PROVISION FOR INCOME TAXES. The effective income tax rate for the three months and six months ended June 30, 2003 was 36 percent, unchanged from the prior year periods.

         MINORITY INTEREST IN EARNINGS. The modest decrease in minority interest for second quarter 2003 from the prior year period primarily reflects the effect of our March 2003 purchase of the remaining minority interest in our now wholly-owned Southern Cone of South America businesses, partially offset by increased results in Pakistan and Thailand. The slight increase in minority interest for first half 2003 over the year-ago period primarily reflects increased results in Pakistan and Korea, partially offset by the effects of our purchases of the minority interest in our now wholly-owned Mexican and Southern Cone of South America businesses.

         COMPREHENSIVE INCOME (LOSS). The Company recorded comprehensive income of $67 million for the second quarter of 2003, as compared with comprehensive income of $17 million for the same period last year. For the first half of 2003, the Company recorded comprehensive income of $91 million, as compared with a comprehensive loss of $29 million a year ago. These increases were mainly attributable to favorable variances in the currency translation adjustment, partially offset by losses on cash flow hedges. The favorable variances in the currency translation adjustment primarily reflect the effects of stronger local currencies, particularly in South America.

MEXICAN TAX ON BEVERAGES SWEETENED WITH HFCS/RECOVERABILITY OF MEXICAN ASSETS

         On January 1, 2002, a discriminatory tax on soft drinks sweetened with high fructose corn syrup (HFCS) approved by the Mexican Congress late in 2001, became effective. This tax was temporarily suspended on March 5, 2002. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for soft drinks in Mexico, we ceased production of HFCS 55 at our San Juan del Rio plant, one of our four plants in Mexico. Effective with the March 5, 2002 suspension of the tax, we resumed the production and sale of HFCS in Mexico, although at levels below historical volumes. On July 12, 2002, the Mexican Supreme Court annulled the temporary suspension of the tax, thereby resuming the tax, and we curtailed the production of HFCS 55 at our San Juan del Rio plant. On December 10, 2002, the Mexican Congress declined to repeal the controversial tax on soft drinks sweetened with HFCS, and as a result, the tax continues to be in effect.

         As previously reported, we are disappointed with the Mexican Congress' decision to retain the imposition of the tax and continue to explore all options for resolving the situation and minimizing any potential long-term negative financial impact that might occur. We continue to engage in discussions regarding the matter with both U.S. and Mexican government trade officials, and received informal assurances from both sides that repeal of the tax is a condition precedent to resolving certain trade issues between the countries. Since the imposition of the tax, these same officials have continued to imply that a resolution of these matters is expected in the near term. However, we cannot predict with any certainty whether these trade matters will ultimately be resolved, or the likelihood or timing of repeal of the tax on soft drinks sweetened with HFCS. In the meantime, we are attempting to mitigate the negative effects of the tax on HFCS demand in Mexico by exploring other markets for our HFCS production capability in and around Mexico. We are also continuing the restructuring of our Mexican operations in an effort to improve efficiency and reduce operating costs. We also initiated formal action to seek compensation for damages to our Mexican operations under the provisions of the North American Free Trade Agreement (NAFTA).

         On January 28, 2003, we notified the Government of Mexico of our intention to submit to arbitration a claim for compensation under the investment provisions of the NAFTA. We believe that the Government of Mexico has violated certain of its obligations with respect to foreign investors under the NAFTA, including those regarding non-discriminatory treatment and expropriations. The claim, which approximates $250 million, seeks compensation for past and potential lost profits and other costs related to our operations in Mexico, as well as our costs in pursuing resolution of this matter. The filing of the notice of intent is the first step in pursuing the resolution of an investment dispute. The NAFTA requires the Company to serve written notice of its intention to make the claim at least three months prior to submitting the claim to arbitration. Under NAFTA the Company could only submit its expropriation claim to arbitration if this claim were not vetoed by designated United States and Mexican authorities in the six months following transmission of the notice of intent. This period has lapsed without a veto of the claim by the United States authorities. Accordingly, at this time, the Company expects to file the expropriation claim with its other claims.

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

         Our ability to fully recover the carrying value of our long-term investment in Mexico, which consists primarily of goodwill and property, plant and equipment associated with our Mexican operations, is dependent upon the generation of sufficient cash flows from the use or other disposition of these assets. The Company's ability to generate these cash flows will be significantly affected by a variety of factors, including the timing and permanence of a repeal, if any, of the tax on soft drinks sweetened with HFCS, the timing and extent of any recovery in the demand for HFCS by the Mexican soft drink industry, the extent to which alternative markets for HFCS develop in and around Mexico, the success of the Company's restructuring activities in Mexico, and the amount of the proceeds received from the resolution of the Company's NAFTA claim against the Government of Mexico, if any, as well as by management's ability to develop and implement a successful long-term business strategy in Mexico. Based on our long-term forecasts of operating results, we believe that the Company will generate sufficient cash flows from the use or other disposition of these long-term assets to fully recover their carrying values. In developing our estimates of the cash flows that will be generated from the Company's Mexican operations, we have assumed that the tax on soft drinks sweetened with HFCS will be permanently repealed in the near future, and that sales of HFCS to the Mexican soft drink industry will return to the levels realized prior to the imposition of the tax by the end of 2003. Under these assumptions about future HFCS sales in Mexico, the estimated fair value of the Company's Mexican business exceeds its carrying amount by approximately $90 million. These assumptions are subject to change based on business conditions and the results of the impairment calculations could be significantly different if performed at a later date. In the event actual results differ from those assumed, the Company could be required to recognize an impairment of goodwill and property, plant and equipment, and the amount of such impairment could be material.

         We could have used different assumptions in making our estimates of future operating results and cash flows in making our impairment calculations related to our Mexican business. For example, if we assumed that the tax on soft drinks sweetened with HFCS would not be repealed, our projections of future cash flows in Mexico would be materially different. While we believe that the tax will ultimately be repealed, we have nevertheless begun to develop, and in some cases to implement, an alternative business strategy with respect to our Mexican operations in the event the tax is not rescinded. This strategy includes, among other things, the following: (i) developing new uses and new customers for HFCS;
(ii) increasing sales of our current product portfolio, as well as developing new products for the region; (iii) investing capital to increase production output for current and new products; (iv) exploring the potential transfer of certain HFCS equipment to plants outside of Mexico; and (v) continuing our cost reduction program. Based on our projections of operating results and cash flows that would be generated under this alternative business model for our Mexican operations, we may be required to record an impairment charge to write-down the carrying value of goodwill in the event the tax is not repealed.

         In concluding that an impairment of our Mexican goodwill may arise if the tax on soft drinks sweetened with HFCS is not repealed, we assumed that no proceeds will be received from our claim for compensation under NAFTA against the Mexican Government. Any recovery we receive from the resolution of this claim would reduce or offset, in whole or in part, the amount of any impairment to be recognized. However, no assurance can be made that we will be successful in recovering damages.

         The Company is continuing its efforts to gain repeal of the tax, and at the same time, pursuing the implementation of the alternative business strategies outlined above. However, since the time the assumptions supporting the cash flow estimates referred to above were made, there have been no formal actions toward the repeal of the tax on soft drinks sweetened with HFCS. While the Company continues to believe that the tax will be repealed and that the profitability of the Mexican operations will return to pre-2002 levels, the Company will continue to reevaluate certain of the key assumptions underlying our cash flow projections, including the impact on such assumptions, of the lack of positive developments in the near future. We believe the continued lack of meaningful progress in negotiations with the Mexican Government would increase the likelihood that an impairment charge would be required. The amount of such non-cash charge, if any, will depend on the cash flow factors identified above. The carrying value of the goodwill related to the Company's Mexican operations was approximately $120 million at June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company's total assets increased to $2,113 million from $2,015 million at December 31, 2002. The increase in total assets mainly reflects translation effects associated with stronger local currencies, particularly in South America, and the recording of $37 million of goodwill related to our purchase of the minority interest in our Southern Cone of South America businesses.

         For the six months ended June 30, 2003, cash provided by operating activities was $65 million, compared to $109 million in the prior year period. The decline in operating cash flow was principally due to a larger year over year increase in working capital activities. Operating cash flows for the prior year period reflected the more immediate cash flow benefits associated with the initial implementation of improved working capital management processes. Cash used for investing activities totaled $75 million for the first half of 2003, reflecting acquisition-related payments and capital expenditures. Capital expenditures of $27 million for the first six months of 2003 are in line with the Company's capital spending plan for the year, which is currently expected to approximate $80 million for full year 2003.

         The Company has a $125 million, 3-year revolving credit facility in the United States due October 2005. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At June 30, 2003, the Company had total debt outstanding of $631 million, down $33 million from March 31, 2003, but up from $600 million at December 31, 2002. The increase mainly reflects borrowings made during the first quarter to fund the cash portion of the purchase price of the previously mentioned acquisition of the minority interest in our Southern Cone of South America businesses. The debt outstanding includes: $20 million outstanding under the U.S. revolving credit facility at a weighted average interest rate of approximately 2.5 percent at June 30, 2003; $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and various affiliate indebtedness totaling $159 million, which includes borrowings outstanding under local country operating credit lines. Approximately $133 million of the affiliate debt represents short-term borrowings. The weighted average interest rate on affiliate debt was approximately 6.3 percent for the first six months of 2003. The Company has interest rate swap agreements that effectively convert the interest rate associated with the Company's 8.45 percent senior notes to a variable interest rate. The fair value of these interest rate swap agreements ($33 million at June 30, 2003 and $27 million at December 31, 2002) is reflected in the Condensed Consolidated Balance Sheets as an offset to the increase in the fair value of the hedged debt obligation.

         On May 21, 2003, the Company's board of directors declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend was paid on July 25, 2003 to stockholders of record at the close of business on June 30, 2003.

         On July 18, 2003, the Company announced that it is proposing a $100 million capital project to replace certain boilers at its Argo plant, located in Bedford Park, Illinois. The proposed project will include the shutdown and replacement of the plant's three current coal-fired boilers with one environmentally sound coal-fired boiler. This project will also reduce the plant's emissions as well as provide more efficient and effective energy production. The project, currently in engineering stages, has not yet reached the point of seeking Illinois Environmental Protection Agency ("IEPA") review. Pending receipt of an IEPA permit, ground breaking on the project is anticipated to begin in the second half of 2004 and the project is expected to be completed in the second quarter of 2006. It is expected that the project will be funded from operating cash flows and, if necessary, from credit line borrowings or other sources of liquidity.

         The Company expects that its operating cash flows and borrowing availability under its credit facilities will be more than sufficient to fund its anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

         MINORITY INTEREST IN SUBSIDIARIES. Minority interest in subsidiaries decreased to $74 million at June 30, 2003 from $93 million at December 31, 2002. The decrease is mainly attributable to our purchase of the minority interest in our Southern Cone of South America businesses. Effective with the purchase, the Southern Cone businesses are now wholly-owned subsidiaries of the Company.

NEW ACCOUNTING STANDARDS

         In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities accounted for under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is required to adopt SFAS 149 effective July 1, 2003. The impact of the adoption of SFAS 149, if any, is not expected to be significant.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which addresses accounting and financial reporting for certain types of financial instruments with characteristics of both liabilities and equity. The Company is required to adopt SFAS 150 effective July 1, 2003. The impact of the adoption of SFAS 150, if any, is not expected to be significant.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains or may contain forward-looking statements concerning the Company's financial position, business and future earnings and prospects, in addition to other statements using words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and biotechnology issues; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities; stock market fluctuation and volatility; and the resolution of the current uncertainties relating to the Mexican HFCS tax. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company's most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the six months ended June 30, 2003.

ITEM 4

CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                            PART II OTHER INFORMATION


ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 15, 2003, the following matters were submitted to a vote of security holders. The number of votes cast for, against, or withheld and the number of abstentions as to each such matter were as follows:

1.       ELECTION OF DIRECTORS

The following nominees for election as Directors of the Company were elected for terms expiring in the year indicated:


         Name                Term Expires            Votes For         Votes Withheld
         ----                ------------            ----------        --------------
Luis Aranguren-Trellez           2006                32,654,738             538,552
Ronald M. Gross                  2006                32,049,784           1,143,506
William S. Norman                2006                32,048,919           1,144,371
Clifford B. Storms               2006                32,648,519             544,771

The following other Directors of the Company are continuing in office for terms expiring in the year indicated:


                           Name                               Term Expires
                           ----                               ------------
                  Richard J. Almeida                             2005
                  Alfred C. DeCrane, Jr.                         2005
                  Guenther E. Greiner                            2005
                  Karen L. Hendricks                             2004
                  Bernard H. Kastory                             2004
                  James M. Ringler                               2005
                  Samuel C. Scott III                            2004


2.       APPROVAL OF CORN PRODUCTS INTERNATIONAL, INC. 1998 STOCK INCENTIVE PLAN

The stockholders approved the Company's 1998 Stock Incentive Plan, as amended and restated, with 23,785,006 votes cast in favor, 6,181,406 votes cast against and 180,120 votes abstained.

3.       RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for 2003 with 32,905,611 votes cast in favor, 241,505 votes cast against and 46,169 votes abstained.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

     b)  Reports on Form 8-K

         On April 22, 2003, a report was filed disclosing the Company's first quarter 2003 earnings release dated April 22, 2003.

All other items hereunder are omitted because either such item is inapplicable or the response is negative.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              CORN PRODUCTS INTERNATIONAL, INC.




DATE:    August 12, 2003                      By /s/ James W. Ripley
                                                 -------------------------------
                                                 James W. Ripley
                                                 Vice President and Chief
                                                 Financial Officer



DATE:    August 12, 2003                      By /s/ Robin A. Kornmeyer
                                                 -------------------------------
                                                 Robin A. Kornmeyer
                                                 Vice President and Controller

                                  EXHIBIT INDEX

NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------

4 Corn Products International, Inc. 1998 Stock Incentive Plan (as amended and restated February 12, 2003) filed as Exhibit 4 (d) to the Registration Statement on Form S-8, file number 333-105660, is hereby incorporated by reference

11          Statement re: computation of earnings per share

31.1        CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of
            2002

31.2        CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of
            2002

32.1 CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2 CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002