Form 10-Q
period 2003-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2003-11-12
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

COMMISSION FILE NUMBER 1-13397

CORN PRODUCTS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

22-3514823
(I.R.S. Employer Identification Number)

5 WESTBROOK CORPORATE CENTER WESTCHESTER, ILLINOIS	60154
(Address of principal executive offices)	(Zip Code)
(708) 551-2600
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $.01 par value	OUTSTANDING AT OCTOBER 31, 2003 36,100,477 shares

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
1st Amendment to 3-Yr Revolving Credit Agreement
Statement Re: Computation of Earnings Per Share
CEO Section 302 Certification
CFO Section 302 Certification
CEO 906 Certification
CFO 906 Certification

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions, except per share amounts)	2003	2002	2003	2002

Net sales before shipping and handling costs	$582.7	$507.4	$1,684.1	$1,480.0
Less: shipping and handling costs	42.0	27.3	124.6	81.8

Net sales	540.7	480.1	1,559.5	1,398.2
Cost of sales	457.0	410.1	1,328.0	1,198.0

Gross profit	83.7	70.0	231.5	200.2
Operating expenses	37.6	32.4	108.2	102.2
Earnings from non-consolidated affiliates and other income (expense), net	(1.2)	2.8	(0.5)	13.9

Operating income	44.9	40.4	122.8	111.9
Financing costs	10.1	9.3	29.2	25.6

Income before income taxes and minority interest	34.8	31.1	93.6	86.3
Provision for income taxes	12.5	11.2	33.7	31.1

	22.3	19.9	59.9	55.2
Minority interest in earnings	2.3	2.8	8.0	8.3

Net income	$20.0	$17.1	$51.9	$46.9

Weighted average common shares outstanding:
Basic	36.0	35.6	35.9	35.6
Diluted	36.3	35.7	36.1	35.7
Earnings per common share:
Basic	$0.55	$0.48	$1.44	$1.31
Diluted	$0.55	$0.48	$1.44	$1.31

     See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except share and per share amounts)	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$61	$36
Accounts receivable – net	254	244
Inventories	194	194
Prepaid expenses	12	11

Total current assets	521	485

Property, plant and equipment – net	1,170	1,154
Goodwill and other intangible assets	325	280
Deferred tax assets	33	33
Investments	28	26
Other assets	37	37

Total assets	$2,114	$2,015

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$131	$84
Accounts payable and accrued liabilities	247	263

Total current liabilities	378	347

Non-current liabilities	65	68
Long-term debt	478	516
Deferred income taxes	179	163
Minority interest in subsidiaries	76	93
Stockholders’ equity
Preferred stock – authorized 25,000,000 shares-$0.01 par value – none issued	—	—
Common stock – authorized 200,000,000 shares-$0.01 par value – 37,659,887 shares issued at September 30, 2003 and December 31, 2002	1	1
Additional paid-in capital	1,073	1,073
Less: Treasury stock (common stock; 1,595,389 and 1,956,113 shares at September 30, 2003 and December 31, 2002, respectively) at cost	(38)	(48)
Deferred compensation – restricted stock	(3)	(4)
Accumulated other comprehensive loss	(360)	(418)
Retained earnings	265	224

Total stockholders’ equity	938	828

Total liabilities and stockholders’ equity	$2,114	$2,015

     See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2003	2002	2003	2002

Net income	$20	$17	$52	$47
Comprehensive income/(loss):
Unrealized gains (losses) on cash flow hedges, net of income tax effect of $2, $0, $2 and $2, respectively	(4)	1	(5)	5
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $2, $1, $5 and $10, respectively	4	1	10	17
Currency translation adjustment	(1)	(37)	53	(116)

Comprehensive income (loss)	$19	($18)	$110	($47)

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Deferred	Comprehensive	Retained
(In millions)	Stock	Capital	Stock	Compensation	Income (Loss)	Earnings

Balance, December 31, 2002	$1	$1,073	$(48)	$(4)	$(418)	$224
Net income for the period						52
Dividends declared						(11)
Unrealized losses on cash flow hedges, net of income tax effect of $2					(5)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $5					10
Currency translation adjustment					53
Issuance of common stock in connection with acquisition			8
Issuance of common stock on exercise of stock options			2
Amortization to compensation expense of restricted common stock				1

Balance, September 30, 2003	$1	$1,073	$(38)	$(3)	$(360)	$265

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2003	2002

Cash provided by (used for) operating activities:
Net income	$52	$47
Non-cash charges (credits) to net income:
Depreciation	76	79
Minority interest in earnings	8	8
Earnings from non-consolidated affiliates	—	(5)
Gain on sale of business	—	(8)
Changes in working capital, net of effect of disposal:
Accounts receivable and prepaid items	5	18
Inventories	8	11
Accounts payable and accrued liabilities	(16)	15
Other	(1)	(1)

Cash provided by operating activities	132	164

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(46)	(51)
Proceeds from sale of business	—	35
Payments for acquisitions	(48)	(42)

Cash used for investing activities	(94)	(58)

Cash provided by (used for) financing activities:
Proceeds from borrowings	19	208
Payments on debt	(19)	(309)
Dividends paid	(16)	(15)
Issuance of common stock	2	3

Cash used for financing activities	(14)	(113)

Effect of foreign exchange rate changes on cash	1	(4)

Increase (decrease) in cash and cash equivalents	25	(11)
Cash and cash equivalents, beginning of period	36	65

Cash and cash equivalents, end of period	$61	$54

See Notes To Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

1. Interim Financial Statements

     References to the “Company” are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2003 and 2002, and the financial position of the Company as of September 30, 2003. The results for the interim periods are not necessarily indicative of the results expected for the full years.

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

3. Stock-based Compensation

     The Company accounts for stock compensation using the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Employee compensation cost related to restricted stock grants is recognized ratably over the vesting period.

     Amounts charged to compensation expense for amortization of restricted stock for the three months ended September 30, 2003 and 2002 were $0.3 million and $0.3 million, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2003 and 2002, respectively. However, no employee compensation cost related to common stock options is reflected in net income, as each option granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all awards of common stock options for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$20.0	$17.1	$51.9	$46.9
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.3)	(0.3)	(1.1)	(0.9)

Pro forma net income	$19.7	$16.8	$50.8	$46.0

Earnings per common share:
Basic – as reported	$0.55	$0.48	$1.44	$1.31
Basic – pro forma	$0.54	$0.47	$1.41	$1.28
Diluted – as reported	$0.55	$0.48	$1.44	$1.31
Diluted – pro forma	$0.54	$0.47	$1.41	$1.28

4. Adoption of New Accounting Standards

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of SFAS 143 did not have a significant effect on the Company’s consolidated financial statements.

     On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other

Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The adoption of SFAS 146 did not have a significant effect on the Company’s consolidated financial statements.

     Also on January 1, 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which addresses financial accounting and reporting for obligations under certain guarantees. FIN 45 requires, among other things, that a guarantor recognize a liability for the fair value of an obligation undertaken in issuing a guarantee, under certain circumstances. The recognition and measurement provisions of FIN 45 are required to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant effect on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements under SFAS 123 to require prominent disclosures in both annual and interim financial statements. The interim period disclosures required by SFAS 148 are provided in Note 3.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation. The application of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities accounted for under SFAS 133. The adoption of SFAS 149 did not have a significant effect on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which addresses accounting and financial reporting for certain types of financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a significant effect on the Company’s consolidated financial statements.

     In May 2003, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue 03-4, “Accounting for Cash Balance Pension Plans”, which among other things, requires that a cash balance pension plan be considered a defined benefit plan for purposes of applying SFAS 87. The Company will apply the provisions of EITF 03-4 effective with the next pension plan measurement date (September 30, 2003).

5. Inventories

Inventories are summarized as follows:

	At	At
	September 30,	December 31,
(in millions)	2003	2002

Finished and in process	$99	$89
Raw materials	61	76
Manufacturing supplies and other	34	29

Total inventories	$194	$194

6. Segment Information

     The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. Its North America operations include corn-refining businesses in the United States, Canada and Mexico and, prior to the December 2002 dissolution of CornProductsMCP Sweeteners LLC, its non-consolidated equity interest in that entity. This region also included Enzyme Bio-Systems Ltd. until it was sold in February 2002. The Company’s South America operations include corn-refining businesses in Brazil, Colombia, Ecuador and the Southern Cone of South America, which includes Argentina, Chile and Uruguay. The Company’s Asia/Africa operations include corn-refining businesses in Korea, Pakistan, Malaysia and Kenya and a tapioca root processing operation in Thailand.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Net Sales
North America	$343.5	$321.9	$996.8	$916.1
South America	129.1	94.2	353.8	294.5
Asia/Africa	68.1	64.0	208.9	187.6

Total	$540.7	$480.1	$1,559.5	$1,398.2

Operating Income
North America	$16.7	$17.6	$43.0	$41.3
South America	21.6	13.6	58.3	42.2
Asia/Africa	13.1	14.4	41.2	40.3
Corporate	(6.5)	(5.2)	(19.7)	(16.5)
Non-recurring income, net	—	—	—	4.6

Total	$44.9	$40.4	$122.8	$111.9

	At	At
(in millions)	September 30, 2003	December 31, 2002

Total Assets
North America	$1,303	$1,316
South America	442	360
Asia/Africa	369	339

Total	$2,114	$2,015

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For The Three Months and Nine Months Ended September 30, 2003 With Comparatives for the Three Months and Nine Months Ended September 30, 2002

     Net Income. Net income for the quarter ended September 30, 2003 increased 17 percent to $20.0 million, or $0.55 per diluted share, from $17.1 million, or $0.48 per diluted share, in the third quarter of 2002. The increase in net income principally reflects improved operating income, which more than offset an increase in financing costs. Net income for the nine months ended September 30, 2003 increased 11 percent to $51.9 million, or $1.44 per diluted share, from $46.9 million, or $1.31 per diluted share, in the prior year period. The prior period results include $4.6 million ($3.0 million after-tax, or $0.08 per diluted share) of earnings consisting primarily of a gain from the sale of Enzyme Bio-Systems Ltd. (“EBS”), net of restructuring charges. The year-over-year increase in earnings principally reflects sales volume growth and improved price/product mix, which more than offset higher financing costs.

     Net Sales. Third quarter 2003 net sales totaled $541 million, up 13 percent from third quarter 2002 net sales of $480 million. This increase reflects an 11 percent price/product mix improvement and favorable currency translation effects attributable to stronger foreign currencies in relation to the U.S. dollar. Sales volume was relatively flat. Net sales for the first nine months of 2003 totaled $1,560 million, up 12 percent from net sales of $1,398 million in the prior year period. This increase reflects a 13 percent price/product mix improvement and 2 percent volume growth, partially offset by a 3 percent reduction attributable to weaker foreign currencies.

     North America net sales for third quarter 2003 increased 7 percent to $344 million from $322 million in the same period last year, as an 11 percent price/product mix improvement more than offset a 4 percent regional volume reduction. Sales volume in Canada was negatively affected by a major power grid outage during the quarter. For the nine months ended September 30, 2003, North American net sales grew 9 percent to $997 million from $916 million a year ago. This increase reflects an 11 percent price/product mix improvement, which more than offset a 1 percent regional volume decline and overall currency weakness in the region. The year-ago period included four months of HFCS sales in Mexico from March 5, 2002 through July 11, 2002 when the discriminatory tax on soft drinks sweetened with HFCS was temporarily suspended.

     South America net sales for third quarter 2003 increased 37 percent to $129 million from $94 million in the year-ago period, driven by price/product mix improvements of 19 percent and 11 percent volume growth. Additionally, stronger foreign currencies increased net sales by 7 percent. For the nine months ended September 30, 2003, South America net sales were up 20 percent to $354 million from $295 million in the prior year period. This increase reflects a 30 percent price/product mix improvement and 6 percent volume growth, partially offset by a 16 percent reduction attributable to weaker average local currencies.

     Asia/Africa net sales for third quarter 2003 grew 6 percent to $68 million from $64 million in the year-ago period, reflecting 4 percent volume growth and a 2 percent increase attributable to stronger local currencies. The regional volume increase primarily reflects growth in Pakistan and incremental volume from our new operation in Thailand. For the nine months ended September 30, 2003, Asia/Africa net sales rose 11 percent. This increase reflects 9 percent volume growth and 4 percent improvement associated with stronger local currencies, partially offset by a price/product mix decline of 2 percent.

     Cost of Sales and Operating Expenses. Cost of sales of $457 million for third quarter 2003 was up 11 percent from $410 million in the prior year period, mainly due to higher corn costs and manufacturing expenses. Our gross profit percentage for the third quarter of 2003 was 15.5 percent, up from 14.6 percent last year. For the first nine months of 2003, our gross profit percentage increased to 14.8 percent from 14.3 percent in the prior year period. The higher gross profit percentages for the current year periods principally reflect improved product selling prices.

     Third quarter 2003 operating expenses increased 16 percent to $37.6 million from $32.4 million last year. Third quarter 2003 operating expenses, as a percentage of net sales, increased to 7.0 percent from 6.7 percent a year ago. Operating expenses for the first nine months of 2003 increased 6 percent to $108.2 million from $102.2 million last year, which included $3.4 million of net restructuring charges. Operating expenses for the first nine months of 2003, as a percentage of net sales, declined to 6.9 percent from 7.3 percent a year ago, as we continue to focus on cost control while growing our business. The increase in operating expenses for the third quarter and first nine months of 2003 includes, among other items, higher insurance premiums and increased corporate governance costs related to the implementation of the provisions of the Sarbanes-Oxley Act of 2002.

     Earnings from non-consolidated affiliates and other income / expense. The $4.0 million decline in this item from third quarter 2002 mainly reflects a reduction in earnings from non-consolidated affiliates attributable to the cessation, in December 2002, of the operations of CornProductsMCP Sweeteners LLC. The $14.4 million decline in this item from the first nine months of 2002 mainly reflects last year’s $8 million pretax gain from the sale of EBS and a reduction in earnings from non-consolidated affiliates.

     Operating Income. Third quarter 2003 operating income increased 11 percent to $44.9 million from $40.4 million a year ago, as increased earnings in South America more than offset declines in North America and Asia/Africa. North America operating income of $16.7 million decreased 5 percent from $17.6 million in the third quarter of 2002, primarily due to lower earnings in Canada. South America operating income of $21.6 million for third quarter 2003 increased 59 percent from $13.6 million in the prior year period, reflecting earnings growth in Brazil and, to a lesser extent, in the Southern Cone of South America. Asia/Africa operating income decreased 9 percent to $13.1 million from $14.4 million a year ago, mainly due to lower earnings in Korea and start-up costs in Thailand.

     Operating income for the nine months ended September 30, 2003 grew 10 percent to $122.8 million from $111.9 million a year ago, as earnings were up in each of our regions. North America operating income of $43.0 million increased 4 percent from $41.3 million in the first nine months of 2002, as significantly higher earnings in the United States more than offset lower results in the rest of the region. In Mexico, the tax on beverages sweetened with HFCS continues to depress operating results in that country. South America operating income of

$58.3 million for the first nine months of 2003 increased 38 percent from $42.2 million in the prior year period, reflecting earnings growth in the Southern Cone of South America and Brazil. Asia/Africa operating income increased 2 percent to $41.2 million from $40.3 million a year ago, reflecting higher volumes and favorable effects from currency translation attributable to stronger Asian currencies.

     Financing Costs. Financing costs for the third quarter and first nine months of 2003 increased 9 percent and 14 percent, respectively, from the year-ago periods. These increases primarily reflect higher interest rates associated with our 2002 debt refinancing to extend maturities. Reduced average indebtedness partially offset the impact of the higher interest rates.

     Provision for Income Taxes. The effective income tax rate for the three months and nine months ended September 30, 2003 was 36 percent, unchanged from the prior year periods.

     Minority Interest in Earnings. The decrease in minority interest for third quarter 2003 from the prior year period reflects the effect of our March 2003 purchase of the remaining minority interest in our now wholly-owned Southern Cone of South America businesses. The slight decrease in minority interest for the first nine months of 2003 over the year-ago period primarily reflects the effects of our purchases of the minority interest in our now wholly-owned Mexican and Southern Cone of South America businesses, partially offset by increased earnings in Pakistan. We purchased the minority interest in our Mexican business in March 2002.

     Comprehensive Income (Loss). The Company recorded comprehensive income of $19 million for the third quarter of 2003, as compared with a comprehensive loss of $18 million for the same period last year. For the first nine months of 2003, the Company recorded comprehensive income of $110 million, as compared with a comprehensive loss of $47 million a year ago. These improvements were mainly attributable to favorable variances in the currency translation adjustment, partially offset by losses on cash flow hedges. The favorable variances in the currency translation adjustment primarily reflect the effects of stronger local currencies, particularly in South America.

Mexican Tax on Beverages Sweetened with HFCS/Recoverability of Mexican Assets

     On January 1, 2002, a discriminatory tax on soft drinks sweetened with high fructose corn syrup 55 (“HFCS”) approved by the Mexican Congress late in 2001, became effective. This tax was temporarily suspended on March 5, 2002. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for soft drinks in Mexico, we ceased such production of HFCS at our San Juan del Rio plant, one of our four plants in Mexico. Effective with the March 5, 2002 suspension of the tax, we resumed the production and sale of HFCS in Mexico, although at levels below historical volumes. On July 12, 2002, the Mexican Supreme Court annulled the temporary suspension of the tax, thereby resuming the tax, and we curtailed the production of HFCS at our San Juan del Rio plant.

     As previously reported, we are disappointed with the Mexican Congress’ failure to repeal the tax and we continue to explore all options for resolving the situation and minimizing any potential long-term negative financial impact that might occur. We continue to engage in discussions regarding the matter with both U.S. and Mexican government trade officials. Since the imposition of the tax, these officials have implied on several occasions that a resolution of the matter is expected in the near term. Although we are hopeful that this matter will ultimately be resolved, we cannot predict with any certainty the likelihood or timing of repeal of the tax. In the meantime, we are attempting to mitigate the negative effects of the tax on HFCS demand in Mexico by exploring other markets for our HFCS production capability in and around Mexico. We are also continuing the restructuring of our Mexican operations in an effort to improve efficiency and reduce operating costs. On October 21, 2003, we submitted an arbitration claim against the Government of Mexico under the provisions of the North American Free Trade Agreement (“NAFTA”). The claim is for approximately $325 million as compensation for past and potential lost profits and other damages arising from the Government of Mexico’s imposition of a discriminatory tax on soft drinks containing HFCS.

     Until there is a favorable resolution of the tax, we expect that we will be unable to make any significant sales of HFCS to the soft drink industry in Mexico and our operating results and cash flows will continue to be adversely affected.

     Our ability to fully recover the carrying value of our long-term investment in Mexico, which consists primarily of goodwill and property, plant and equipment associated with our Mexican operations, is dependent upon the generation of sufficient cash flows from the use or other disposition of these assets. The Company’s ability to generate these cash flows will be significantly affected by a variety of factors, including the timing and permanence of a repeal, if any, of the tax, the timing and extent of any recovery in the demand for HFCS by the Mexican soft drink industry, the extent to which alternative markets for HFCS develop in and around Mexico, the success of the Company’s restructuring activities in Mexico, and the amount of the proceeds received from the resolution of the Company’s NAFTA claim against the Government of Mexico, if any, as well as by management’s ability to develop and implement a successful alternative long-term business strategy in Mexico. Based on our long-term forecasts of operating results, including the assumptions described below, we believe that the Company will generate sufficient cash flows from the use or other disposition of these long-term assets to fully recover their carrying values.

     In developing our current estimates of the cash flows that we expect to be generated from the Company’s Mexican operation, we have assumed that the tax will be repealed during 2004 and that sales of HFCS to the Mexican soft drink industry will return to the levels they had attained prior to the imposition of the tax by the beginning of 2005. Under these assumptions, the estimated fair value of the Company’s Mexican business exceeds its carrying amount by approximately $80 million. These assumptions about future HFCS sales in Mexico have been modified from assumptions we had used previously to reflect the fact that the process of working towards a resolution of the dispute has progressed slower than originally anticipated. We had previously assumed that the tax would be repealed during 2003 and that sales of HFCS would return to levels realized prior to the imposition of the tax by the end of 2003. The assumptions used to formulate our cash flow estimates are subject to further change in the future based on business conditions as well as events affecting the likelihood of repeal of the tax and the results of the impairment calculations could be significantly different if performed at a later date. In the event actual results differ from those assumed, the Company could be required to recognize an impairment of goodwill and the amount of such impairment could be material.

     In formulating the current assumptions upon which our cash flow projections are based, we have considered several recent developments relating to the tax, including the following: (i)

there is currently a sugar shortage in Mexico, caused in part by the tax, which shortage has caused the price of sugar to increase approximately 30 percent in Mexico; (ii) the United States Senate Finance Committee recently held hearings on concerns relating to Mexican barriers to U.S. Agriculture exports and members urged an immediate solution to the sweetener dispute, absent which they stated that they would be forced to explore counter measures affecting Mexico’s export interests; (iii) in the third quarter of 2003, a delegation of United States sugar and HFCS producers and corn growers began to meet with representatives of the Mexican sugar industry and government officials in an attempt to work out a solution to the dispute; and (iv) two other United States based companies recently notified the Mexican government of their intent to jointly file an arbitration claim for compensation under the investment provisions of NAFTA similar to the claim filed by the Company. The Company believes that the combination of these and other factors could be beneficial in resolving this matter.

     We could have used different assumptions in making our calculations of potential impairment related to our Mexican business. For example, if we assumed that the tax would not be repealed until significantly later than 2004, our projections of future cash flows in Mexico would be materially different. In the event that the tax is not repealed and unless the Company could develop an alternate business strategy that offsets the loss of the Mexican HFCS business, we could be required to recognize an impairment of goodwill and the amount of such impairment could be material. While we believe that the tax will ultimately be repealed, we have nevertheless continued to develop, and in some cases to implement, an alternative business strategy with respect to our Mexican operations in the event the tax is not rescinded. This strategy includes, among other things, the following: (i) developing new uses and new customers for HFCS; (ii) increasing sales of our current product portfolio, as well as developing new products for the region; (iii) investing capital to increase production output for current and new products; (iv) exploring the potential transfer of certain HFCS equipment to plants outside of Mexico; and (v) continuing our cost reduction program. No assurance can be given that any such alternative business strategy developed and implemented would offset the loss of revenue from the Mexican HFCS business.

     In concluding that an impairment of our Mexican goodwill may arise if the tax is not repealed, we have not assumed that any proceeds would be received from our arbitration claim for compensation under NAFTA against the Mexican Government. Any recovery we receive from the resolution of this claim would reduce or offset, in whole or in part, the amount of any impairment to be recognized. However, no assurance can be made that we will be successful with our arbitration claim.

     As previously stated, the Company is continuing its efforts to gain repeal of the tax, and at the same time, is pursuing the implementation of the alternative business strategies outlined above. However, notwithstanding the recent developments outlined above, there have been no formal actions toward the repeal of the tax. While the Company continues to believe that the tax will be repealed and that the profitability of the Mexican operations will return to pre-2002 levels, the Company will continue to reevaluate certain of the key assumptions underlying our cash flow projections, including the impact on such assumptions, of the lack of positive developments in the near future. We believe a continued lack of definitive results in negotiations with the Mexican Government leading to the repeal of the tax would substantially increase the likelihood that an impairment charge would be required. The amount of such non-cash charge, if any, will depend on our assessment of the factors identified above on expected future cash flow. The carrying value of the goodwill related to the Company’s Mexican operations was approximately $120 million at September 30, 2003.

Liquidity and Capital Resources

     At September 30, 2003, the Company’s total assets increased to $2,114 million from $2,015 million at December 31, 2002. The increase in total assets mainly reflects translation effects associated with stronger local currencies, particularly in South America, and the recording of $37 million of goodwill related to our purchase of the minority interest in our Southern Cone of South America businesses.

     For the nine months ended September 30, 2003, cash provided by operating activities was $132 million, compared to $164 million in the prior year period. The decline in operating cash flow was principally due to a larger year over year increase in working capital activities. Operating cash flows for the prior year period reflected the more immediate cash flow benefits associated with the initial implementation of improved working capital management processes. Cash used for investing activities totaled $94 million for the first nine months of 2003, reflecting acquisition-related payments and capital expenditures. Capital expenditures of $46 million for the first nine months of 2003 are in line with the Company’s capital spending plan for the year, which is currently expected to approximate $80 million for full year 2003.

     The Company has a $125 million, revolving credit facility in the United States due October 2006. In addition, the Company has a number of short-term credit facilities consisting of operating lines of credit. At September 30, 2003, the Company had total debt outstanding of $609 million, down $22 million from June 30, 2003 and up from $600 million at December 31, 2002. The debt outstanding includes: $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and various affiliate indebtedness totaling $157 million, which includes borrowings outstanding under local country operating credit lines. There were no borrowings outstanding under the U.S. revolving credit facility at September 30, 2003. Approximately $131 million of the affiliate debt represents short-term borrowings. The weighted average interest rate on affiliate debt was approximately 5.9 percent for the first nine months of 2003. The Company has interest rate swap agreements that effectively convert the interest rate associated with the Company’s 8.45 percent senior notes to a variable interest rate. The fair value of these interest rate swap agreements ($24 million at September 30, 2003 and $27 million at December 31, 2002) is reflected in the Condensed Consolidated Balance Sheets as an offset to the increase in the fair value of the hedged debt obligation.

     On October 17, 2003, the Company and its bank group amended the $125 million U.S. revolving credit agreement to, among other things, extend the maturity of the revolving credit facility by one year to October 15, 2006 and reset certain future financial covenant requirements.

     On September 17, 2003, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend was paid on October 24, 2003 to stockholders of record at the close of business on September 30, 2003.

     On July 18, 2003, the Company announced that it is proposing a $100 million capital project to replace certain boilers at its Argo plant, located in Bedford Park, Illinois. The proposed project will include the shutdown and replacement of the plant’s three current coal-

fired boilers with one environmentally sound coal-fired boiler. This project will also reduce the plant’s emissions as well as provide more efficient and effective energy production. An application requesting the issuance of a construction permit was submitted to the Illinois Environmental Protection Agency (“IEPA”) in September. Pending receipt of an IEPA permit, ground breaking on the project is anticipated to occur in the second half of 2004 and the project is expected to be completed in the second quarter of 2006. It is expected that the project will be funded from operating cash flows and, if necessary, from credit line borrowings.

     The Company expects that its operating cash flows and borrowing availability under its credit facilities will be more than sufficient to fund its anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

     Minority Interest in Subsidiaries. Minority interest in subsidiaries decreased to $76 million at September 30, 2003 from $93 million at December 31, 2002. The decrease is mainly attributable to our purchase of the minority interest in our Southern Cone of South America businesses. Effective with the purchase, the Southern Cone businesses are now wholly-owned subsidiaries of the Company.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains or may contain forward-looking statements concerning the Company’s financial position, business and future earnings and prospects, in addition to other statements using words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and biotechnology issues; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities; stock market fluctuation and volatility; and the resolution of the current uncertainties relating to the Mexican HFCS tax. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company’s most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the nine months ended September 30, 2003.

ITEM 4
CONTROLS AND PROCEDURES

     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

b)	Reports on Form 8-K

On July 22, 2003, a report was filed disclosing the Company’s second quarter 2003 earnings release dated July 22, 2003. Additionally, the Form 8-K reported that the Company issued a press release on July 18, 2003 disclosing information regarding the Company’s proposed project to replace boilers at its Argo plant.

All other items hereunder are omitted because either such item is inapplicable or the response is negative.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORN PRODUCTS INTERNATIONAL, INC.

DATE: November 11, 2003	By	/s/ James W. Ripley

James W. Ripley
Vice President and Chief Financial Officer

DATE: November 11, 2003	By	/s/ Robin A. Kornmeyer

Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

10	First Amendment to 3-Year Revolving Credit Agreement

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002