Form 10-K/A
period 2002-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2004-03-12
CIK 1046257

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-13397

CORN PRODUCTS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3514823

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Westbrook Corporate Center, Westchester, Illinois	60154

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (708) 551-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	New York Stock Exchange

Preferred Stock Purchase Rights (currently traded with Common Stock)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☒     No ☐

      The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $31.12 on June 28, 2002, and, for the purpose of this calculation only, the assumption that all Registrant’s directors and executive officers are affiliates) was approximately $1,043,000,000.

      The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of March 3, 2003, was 35,726,408.

      Documents Incorporated by Reference:

      Information required by Part II (Items 5, 6, 7 and 8) and Part IV (Item 15(a)(1)) of this document is incorporated by reference to certain portions of Exhibit 13.1 included as part of this 2002 Annual Report on Form 10-K.

      Information required by Part III (Items 10, 11, 12 and 13) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement distributed in connection with its 2003 Annual Meeting of Stockholders.

PART I.
PART II
PART III
PART IV
SIGNATURES
EXHIBIT INDEX
3-Year Revolving Credit Agreement
Amendment No. 3 to 1998 Stock Incentive Plan
Earnings Per Share Computation
Computation of Ratio of Earnings to Fixed Charges
Management's Discussion and Analysis of Condition
Subsidiaries of the Registrant
Consent of KPMG LLP
Power of Attorney
Certification
Certification
Certification
Certification

Explanatory Note

      Corn Products International, Inc. (the “Registrant” or the “Company”) is filing this Amendment No. 1 on Form 10-K/ A ( “Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31 2002, which was originally filed on March 21, 2003 (the “Original Form 10-K Filing”), to amend and restate certain information contained or incorporated by reference in Item 1 of Part I, Items 6, 7 and 8 of Part II, Item 15 of Part IV and Notes 2, 4 and 13 of the Notes to the Consolidated Financial Statements included as part thereof. This change reflects the Registrant’s restatement of its consolidated balance sheets and consolidated statements of stockholders’ equity as of December 31, 2002 and 2001, and for each of the years in the three year period ended December 31, 2002, to reclassify redeemable common stock issued in connection with the purchase of the minority interest of the Registrant’s now wholly-owned subsidiary in Mexico from permanent stockholders’ equity.

      This reclassification does not affect the Company’s previously reported operating results or cash flows for any period.

      The Registrant’s management determined that it was necessary to reclassify the redeemable common stock from permanent stockholder’s equity (additional paid-in-capital) to temporary (redeemable) equity because under the terms of the related purchase and sale agreement, the Company granted the holder of the Company’s shares of common stock issued in connection with this transaction the right to require the Company to repurchase those shares from the holder for cash. As of December 31, 2002 there were 1,913,500 shares of the Company’s stock subject to repurchase under the terms of this agreement. Refer to Notes 3 and 14 of Notes to the Consolidated Financial Statements for additional information. The Registrant’s management recently determined that existing accounting literature requires that common stock shares subject to repurchase for cash under the terms of an embedded put option should be displayed as temporary equity at an amount equal to that which the Company would be required to pay to redeem the shares at the reporting date.

      This Amendment No. 1 amends in its entirety the Original Form 10-K Filing. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K Filing, and the Registrant has not updated the disclosure contained herein to reflect any events that occurred at a later date.

PART I.

Item 1.     Business

The Company

      Corn Products International, Inc. (the “Company”) is incorporated as a Delaware corporation and its common stock is traded on the New York Stock Exchange. Corn Products International, Inc., together with its subsidiaries, produces a large variety of food ingredients and industrial products derived from the wet milling of corn and other starch-based materials (such as tapioca). The Company is one of the largest corn refiners in the world and the leading corn refiner in Latin America. In addition, it is the world’s leading producer of dextrose and has strong regional leadership in cornstarch and liquid sweeteners. The Company had consolidated net sales of $1.87 billion in 2002. Approximately 65 percent of the Company’s 2002 revenues were provided from its North America operations with the remainder coming from its South America and Asia/ Africa operations.

      Corn refining is a capital-intensive two-step process that involves the wet milling and processing of corn. During the front-end process, corn is steeped in a water-based solution and separated into starch and by-products such as animal feed and germ. The starch is then either dried for sale or further modified or refined through various processes to make sweeteners and other starch-based products designed to serve the particular needs of various industries. The Company’s sweetener products include high fructose corn syrups (“HFCS”), glucose corn syrups, high maltose corn syrups, dextrose, maltodextrins and glucose and corn syrup solids. The Company’s starch-based products include both industrial and food grade starches.

      The Company supplies a broad range of customers in many industries. Most of the Company’s customers are in the food and beverage, pharmaceutical, paper products, corrugated and laminated paper, textile and brewing industries and in the animal feed markets worldwide. The Company believes its local approach to production and service is of high value to its customers.

Products

      The Company’s sweetener products have grown to account for more than one half of net sales while starch products and co-products each account for one quarter or less of net sales.

      Sweetener Products. The Company’s sweetener products represented approximately 55 percent, 57 percent and 55 percent of the Company’s net sales for 2002, 2001 and 2000, respectively.

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

Dextrose: The Company was granted the first U.S. patent for dextrose in 1923. The Company currently produces dextrose products that are grouped in three different categories — monohydrate, anhydrous and specialty. Monohydrate dextrose is used across the food industry in many of the same products as glucose corn syrups, especially in confectionery applications. Anhydrous dextrose is used to make solutions for intravenous injection and other pharmaceutical applications, as well as some specialty food applications. Specialty dextrose products are used in a wide range of applications, from confectionery tableting to dry mixes to carriers for high intensity sweeteners. Dextrose also has a wide range of industrial applications, including use in wall board and production of biodegradable surfactants (surface agents), humectants (moisture agents), and as the base for fermentation products including vitamins, organic acids, amino acids and alcohol.

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

      Starch Products. Starch products represented approximately 20 percent, 20 percent and 21 percent of the Company’s net sales for 2002, 2001 and 2000, respectively. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today’s recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

      Co-Products and others. Co-products and others accounted for 25 percent, 23 percent and 24 percent of the Company’s net sales for 2002, 2001 and 2000, respectively. Refined corn oil is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal and steepwater are sold as additives for animal feed. Until the Company’s sale of its wholly-owned subsidiary, Enzyme Bio-Systems Ltd., in early February 2002, enzymes were produced and marketed for a variety of food and industrial applications.

Geographic Scope and Operations

      The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. The business includes regional operations in North America, South America and Asia/ Africa. In 2002, approximately 65 percent of the Company’s net sales were derived from operations in North America, while South America and Asia/ Africa represented approximately 22 percent and 13 percent, respectively. See Note 16 to the Consolidated Financial Statements entitled “Segment Information,” included herewith as part of Exhibit 13.1, for certain financial information with respect to geographic areas.

      The Company’s North America region consists of operations in the U.S., Canada and Mexico, and, prior to the December 2002 dissolution of CornProductsMCP Sweeteners LLC (“CPMCP”), included its then non-consolidated equity interest in that entity. For a further discussion of CPMCP and the dissolution, see Note 6 to the Consolidated Financial Statements entitled “Joint Marketing Company” included herewith as part of Exhibit 13.1. The region’s facilities include 10 plants producing regular and modified starches, dextrose, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, caramel color and sorbitol. The Company’s plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for the Company’s U.S. and export customers. The Company’s other U.S. plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do the Company’s Canadian plants in Cardinal, London and Port Colborne, Ontario. The Company is the largest corn refiner in Mexico with plants in Guadalajara (2 plants), Mexico City and San Juan del Rio.

      The Company is the largest corn refiner in South America, with leading market shares in Argentina, Brazil, Chile and Colombia. The Company’s South America region includes 12 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives.

      The Company’s Asia/ Africa region consists of corn and tapioca refining operations in Kenya, Malaysia, Pakistan, South Korea and Thailand. The region’s facilities include 6 plants that produce modified, regular, waxy and tapioca starches, dextrins, glucose, dextrose, high fructose corn syrups and caramel color.

      In addition to the operations in which it engages directly, the Company has strategic alliances through technical license agreements with companies in South Africa, Zimbabwe and Venezuela. As a group, the Company’s strategic alliance partners produce high fructose, glucose and high maltose syrups (both corn and tapioca), regular, modified, waxy and tapioca starches, dextrose and dextrins, maltodextrins and caramel color. These products have leading positions in many of their target markets.

Competition

      The corn refining industry is highly competitive. Many of the Company’s products are viewed as commodities that compete with virtually identical products and derivatives manufactured by other companies in the industry. The U.S. is a highly competitive market. Competitors include ADM Corn Processing Division (“ADM”) (a division of Archer-Daniels-Midland Company), Cargill, A.E. Staley Manufacturing Co. (“Staley”) (a subsidiary of Tate & Lyle, PLC), National Starch and Chemical Company (“National Starch”) (a subsidiary of Imperial Chemicals Industries plc) and several others. Mexico and Canada face competition from U.S. imports and local producers including ALMEX, a Mexican joint venture between ADM and Staley. In South America, Cargill and National Starch have corn-refining operations in Brazil. Other local corn refiners also operate in many of our markets. Competition within markets is largely based on price, quality and product availability.

      Several of the Company’s products also compete with products made from raw materials other than corn. High fructose corn syrup and monohydrate dextrose compete principally with cane and beet sugar products. Co-products such as corn oil and gluten meal compete with products of the corn dry milling industry and with soybean oil, soybean meal and others. Fluctuations in prices of these competing products may affect prices of, and profits derived from, the Company’s products.

Customers

      The Company supplies a broad range of customers in over 60 industries. Approximately 21 percent of the Company’s 2002 net sales were to companies engaged in the processed foods industry and approximately 17 percent of the Company’s 2002 net sales were to companies engaged in the soft drink industry. Additionally, approximately 16 percent of the Company’s 2002 net sales were to feed users.

Raw Materials

      The basic raw material of the corn refining industry is yellow dent corn. The supply of corn in the United States has been, and is anticipated to continue to be, adequate for the Company’s domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of three primary supply factors — farmer planting decisions, climate and government policies — and three major market demand factors — livestock feeding, shortages or surpluses of world grain supplies and domestic and foreign government policies and trade agreements.

      Corn is also grown in other areas of the world, including Canada, South Africa, Argentina, Brazil, China and Australia. The Company’s affiliates outside the United States utilize both local supplies of corn and corn imported from other geographic areas, including the United States. The supply of corn for these affiliates is also generally expected to be adequate for the Company’s needs. Corn prices for the Company’s non-U.S. affiliates generally fluctuate as a result of the same factors that affect U.S. corn prices.

      Due to the competitive nature of the corn refining industry and the availability of substitute products not produced from corn, such as sugar from cane or beet, end product prices may not necessarily fluctuate in relation to raw material costs of corn.

      The Company follows a policy of hedging its exposure to commodity fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm-priced business is hedged. Other business may or may not be hedged at any given time based on management’s judgment as to the need to fix the costs of its raw materials to protect the Company’s profitability. See Registrant’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, section entitled “Risk and Uncertainties — Commodity costs,” included herewith as part of Exhibit 13.1.

Product Development

      The Company’s product development activity is focused on developing product applications for identified customer and market needs. Through this approach, the Company has developed value-added products for use in the corrugated paper, food, textile, baking and confectionery industries. The Company usually collaborates with customers to develop the desired product application either in the customers’ facilities, the Company’s technical service laboratories or on a contract basis. These efforts are supported by the Company’s marketing, product technology and technology support staff.

Sales and Distribution

      Salaried sales personnel, who are generally dedicated to customers in a geographic region, sell the Company’s products directly to manufacturers and distributors. In addition, the Company has a staff that provides technical support to the sales personnel on an industry basis. In 2001 and 2002, the Company sold and distributed certain designated sweetener production destined for sale in the U.S. through CPMCP. See also Note 6 to the Consolidated Financial Statements included herewith as part of Exhibit 13.1. Following the December 2002 dissolution of CPMCP, the Company reverted to selling sweeteners in the U.S. directly to manufacturers and distributors (as was the case prior to 2001). The Company generally contracts with trucking companies to deliver bulk products to customer destinations but also has some of its own trucks for product delivery. In North America, the trucks generally ship to nearby customers. For those customers located considerable distances from Company plants, a combination of railcars and trucks is used to deliver product. Railcars are generally leased for terms of five to fifteen years.

Patents, Trademarks and Technical License Agreements

      The Company owns a number of patents, which relate to a variety of products and processes, and a number of established trademarks under which the Company markets such products. The Company also has the right to use certain other patents and trademarks pursuant to patent and trademark licenses. The Company does not believe that any individual patent or trademark is material. There is not currently any pending challenge to the use or registration of any of the Company’s significant patents or trademarks that would have a material adverse impact on the Company or its results of operations.

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

Government Regulation and Environmental Matters

      As a manufacturer and maker of food items and items for use in the pharmaceutical industry, the Company’s operations and the use of many Company products are subject to various U.S., state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational

Safety and Health Act, and to regulation by various government agencies, including the United States Food and Drug Administration, which prescribe requirements and establish standards for product quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. The Company may also be required to comply with U.S., state, foreign and local laws regulating food handling and storage. The Company believes these laws and regulations have not negatively affected its competitive position.

      The operations of the Company are also subject to various U.S., state, foreign and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, and other regulations intended to protect public health and the environment. Based upon current laws and regulations and the enforcement and interpretations thereof, the Company does not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that the Company will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on the Company’s future financial condition and results of operations.

      The Company currently anticipates that it may spend an immaterial amount in fiscal 2003 for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects. This equipment is intended to enable the Company to continue its policy of compliance with existing environmental laws and regulations. Under the U.S. Clean Air Act Amendments of 1990, air toxin regulations will be promulgated for a number of industry source categories. The U.S. Environmental Protection Agency has proposed standards for industrial boilers. Once these standards are finalized, the Company’s U.S. facilities may require additional pollution control devices to meet these standards. Currently, the Company cannot accurately estimate the ultimate financial impact of the industrial boiler standards.

      The Company’s Internet address is www.cornproducts.com. The Company makes available, free of charge through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are made available as soon as reasonably practicable after the respective reports are electronically filed with or furnished to the Securities and Exchange Commission.

Executive Officers of the Registrant

      Set forth below are the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.

Name	Age	All positions and offices with the Company

Samuel C. Scott III	58	Chairman and Chief Executive Officer of Corn Products since February 2001 and President of Corn Products since 1997. Mr. Scott also served as Chief Operating Officer of Corn Products from 1997 through January 2001. Prior thereto, he served as President of Bestfoods’ worldwide Corn Refining Business from 1995 to 1997 and was President of Bestfoods’ North American Corn Refining Business from 1989 to 1997. He was elected a Vice President of Bestfoods in 1991. Mr. Scott is a director of Motorola, Inc.

Cheryl K. Beebe	47	Vice President, Finance since July 2002 and Treasurer of Corn Products since 1997. Ms. Beebe served as Vice President from 1999 to 2002 and as Director of Finance and Planning for the Bestfoods Corn Refining Business worldwide from 1995 to 1997 and as Director of Financial Analysis and Planning for Corn Products North America from 1993. Ms. Beebe joined Bestfoods in 1980 and served in various financial positions in Bestfoods.

Name	Age	All positions and offices with the Company

Marcia E. Doane	61	Vice President, General Counsel and Corporate Secretary of Corn Products since 1997. Ms. Doane served as Vice President, Legal and Regulatory Affairs of the Corn Products Division of Bestfoods from 1996 to 1997. Prior thereto, she served as Counsel to the Corn Products Division from 1994 to 1996. Ms. Doane joined Bestfoods’ legal department in 1989 as Operations Attorney for the Corn Products Division.

Jorge L. Fiamenghi	47	Vice President and President of the South America Division of Corn Products since 1999. Mr. Fiamenghi served as Acting President, US-Canadian region from August 2001 to February 2002. Mr. Fiamenghi served as President and General Manager Corn Products Brazil from 1996 to 1999. Mr. Fiamenghi was General Manager for the Bestfoods Corn Refining affiliate in Argentina beginning in 1991. Prior thereto, he was Financial and Planning Director for the Bestfoods South American Corn Refining division from 1989 to 1991 and served as Financial and Administrative Manager for the Bestfoods Corn Refining division in Mexico beginning in 1987. Mr. Fiamenghi joined Bestfoods in 1971 and served in various financial and planning positions in Bestfoods.

Jack C. Fortnum	46	Vice President since 1999 and President US business since February 2002. Mr. Fortnum served as Executive Vice President, US-Canadian Region from August 2001 until February 2002. Prior to that, Mr. Fortnum served as the Controller of Corn Products since 1997, as the Vice President of Finance for Refineries de Maize, Bestfoods’ Argentine subsidiary, from 1995 to 1997, as the Director of Finance and Planning for Bestfoods’ Latin America Corn Refining Division from 1993 to 1995, and as the Vice President and Comptroller of Canada Starch Operating Company Inc., the Canadian subsidiary of Bestfoods, and as the Vice President of Finance of the Canadian Corn Refining Business from 1989.

Jeffrey B. Hebble	47	Vice President since 2000 and President of the Asia/ Africa Division of Corn Products since February 2001. Prior thereto, Mr. Hebble served as Vice President of the Asia/ Africa Division since 1998. Mr. Hebble joined Bestfoods in 1986 and served in various positions in the Corn Products Division and in Stamford Food Industries Sdn. Berhad, a Corn Products subsidiary in Malaysia.

James J. Hirchak	48	Vice President — Human Resources of Corn Products since 1997. Mr. Hirchak joined Bestfoods in 1976 and held various Human Resources positions in Bestfoods until 1984, when he joined Bestfoods’ Corn Products Division. In 1987, Mr. Hirchak was appointed Director, Human Resources for Corn Products’ North American operations and he served as Vice President, Human Resources for the Corn Products Division of Bestfoods from 1992 to 1997.

Robin A. Kornmeyer	54	Vice President of Corn Products since September 2002 and Controller since January 2002. Prior to that, Mr. Kornmeyer served as Corporate Controller at Foster Wheeler Ltd., a worldwide engineering and construction company, from 2000 to 2002 and as its Director of Corporate Audit Services from 1997 to 2000.

Name	Age	All positions and offices with the Company

Eugene J. Northacker	61	Vice President and President of the North America Division since February 2002. Mr. Northacker came out of retirement to serve as Acting President of the South America Division from August 2001 to February 2002. Prior to his retirement from the Company in January 2000, he served as Vice President and President of the South America Division since 1997. Mr. Northacker was appointed President of Bestfoods’ Latin America Corn Refining Division and elected a Vice President of Bestfoods in 1992. Prior to that, he served as Business Director of Bestfoods’ Latin America Corn Refining Division from 1989 to 1992, and as Corn Refining General Manager of Bestfoods’ then Mexican subsidiary from 1984 to 1986. Mr. Northacker joined Bestfoods in 1968 in the financial group of Bestfoods’ North American consumer foods division and has held executive assignments in several Bestfoods subsidiaries.

James W. Ripley	59	Vice President and Chief Financial Officer of Corn Products since 1997 and Vice President, Finance from 1997 to July 2002. Mr. Ripley served as Comptroller of Bestfoods from 1995 to 1997. Prior thereto, he served as Vice President of Finance for Bestfoods’ North American Corn Refining Division from 1984 to 1995. Mr. Ripley joined Bestfoods in 1968 as chief international accountant and subsequently served as Bestfoods’ Assistant Corporate Comptroller, Corporate General Audit Coordinator and Assistant Comptroller for Bestfoods’ European Consumer Foods Division.

Richard M. Vandervoort	59	Vice President — Strategic Business Development, Investor Relations and Government and Regulatory Affairs of Corn Products since 1998. Mr. Vandervoort served as Vice President — Business Development and Procurement, Corn Products International North American Division from 1997 to 1998. Prior thereto, he served as Vice President — Business Management and Marketing for Bestfoods’ Corn Products Division from 1989 to 1997. Mr. Vandervoort joined Bestfoods in 1971 and served in various executive sales positions in Bestfoods’ Corn Products Division and in Peterson/ Puritan Inc., a Bestfoods subsidiary.

Item 2.     Properties

      The Company operates, directly and through its consolidated subsidiaries, 28 manufacturing facilities, 27 of which are owned and one of which is leased (Jundiai, Brazil). In addition, the Company leases its corporate headquarters in Westchester, Illinois. The following list details the locations of the Company’s manufacturing facilities within each of its three geographic regions:

North America	South America	Asia/Africa

Cardinal, Ontario, Canada
London, Ontario, Canada
Port Colborne, Ontario, Canada
San Juan del Rio, Queretaro, Mexico
Guadalajara, Jalisco, Mexico (2 plants)
Mexico City, Edo. de Mexico
Stockton, California, U.S.
Bedford Park, Illinois, U.S.
Winston-Salem, North Carolina, U.S.	Baradero, Argentina
Chacabuco, Argentina
Balsa Nova, Brazil
Cabo, Brazil
Conchal, Brazil
Jundiai, Brazil
Mogi-Guacu, Brazil
Llay-Llay, Chile
Barranquilla, Colombia
Cali, Colombia
Medellin, Colombia
	Guayaquil, Ecuador	Eldoret, Kenya Petaling, Jaya, Malaysia Faisalabad, Pakistan Ichon, South Korea Inchon, South Korea Sikhiu, Thailand

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

      The Company believes it has competitive, up-to-date and cost-effective facilities. In recent years, significant capital expenditures have been made to update, expand and improve the Company’s facilities, averaging in excess of $100 million per year for the last five years. The Company believes these capital expenditures will allow the Company to operate highly efficient facilities for the foreseeable future with further annual capital expenditures that are in line with historical averages.

Item 3.     Legal Proceedings

      Under the terms of the agreements relating to the spin-off of the Company from Bestfoods, the Company agreed to indemnify Bestfoods for certain liabilities relating to the operation of the Corn Refining Business prior to the spin-off, including liabilities relating to the antitrust legal proceedings described below.

      In July 1995, Bestfoods received a federal grand jury subpoena in connection with an investigation by the Antitrust Division of the U.S. Department of Justice of U.S. corn refiners regarding the marketing of high fructose corn syrup and other “food additives” (the investigation of Bestfoods relates only to high fructose corn syrup). Bestfoods produced the documents sought by the Justice Department and the federal grand jury has since been disbanded. Bestfoods, as a high fructose corn syrup producer, was also named as one of the defendants in a number of private treble damage state class actions by direct and indirect customers, and in one individual action, alleging violations of federal and state antitrust laws. Following the certification of the consolidated federal class actions, Bestfoods entered into settlements of the federal claims and the one individual action. A state law action filed in Alabama was terminated on April 5, 2002 by order of the Circuit Court of Coosa County, Alabama upon defendants’ motions for summary judgement and to dismiss. Bestfoods remains a party to the state law actions filed in California, the District of Columbia, Kansas and West Virginia, each of which was filed in 1995 or 1996. The amount of damages claimed in the various pending state law actions is either unspecified or stated as not exceeding $50,000 per claimant.

      On January 28, 2003, the Company filed with the United Mexican States a Notice of Intent to Submit a Claim to Arbitration under Section B of Chapter 11 of the North American Free Trade Agreement. The notice declares the Company’s intention to seek compensation from the Mexican government for breaches of its obligations under NAFTA. The Company seeks compensation for past and potential damages, estimated in the notice to be approximately $250 million, flowing from the imposition by the Mexican Congress of a highly discriminatory tax on soft drinks containing HFCS. In the months following service of the notice, and before service of the actual claim, the Company and Mexico are obliged under NAFTA to undertake efforts to resolve the dispute.

      The Company is currently subject to various other claims and suits arising in the ordinary course of business, including certain environmental proceedings. The Company does not believe that the results of such legal proceedings, even if unfavorable to the Company, will be material to the Company. There can be no assurance, however, that any claims or suits arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of Corn Product’s Common Stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPO.” The range of the NYSE reported high, low and closing market prices of the Company’s Common Stock, holders of record and quarterly dividends are incorporated by reference from the Registrant’s Consolidated Financial Statements filed herewith as part of Exhibit 13.1, section entitled “Common Stock Market Prices and Dividends.”

      The Company’s policy is to pay a modest dividend. The amount and timing of the dividend payment, if any, is based on a number of factors including estimated earnings, financial position and cash flow. The payment of a dividend is solely at the discretion of the Company’s Board of Directors. It is subject to the Company’s financial results and the availability of surplus funds to pay dividends.

Item 6.     Selected Financial Data

      Incorporated by reference from the Registrant’s Consolidated Financial Statements filed herewith as part of Exhibit 13.1, section entitled “Ten-Year Financial Highlights.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Incorporated by reference from Exhibit 13.1 filed herewith, section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      International Operations and Foreign Exchange. The Company has operated a multinational business subject to the risks inherent in operating in foreign countries and with foreign currencies for many years. The Company’s U.S. dollar denominated results are subject to foreign currency exchange fluctuations and its operations are subject to political, economic and other risks.

      The Company primarily sells world commodities and, therefore, believes that local prices will adjust relatively quickly to offset the effect of a local devaluation. The Company may occasionally hedge commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction.

      In each country where we conduct business, the business and assets are subject to varying degrees of risks and uncertainty. The Company insures its business and assets in each country against insurable risk in a manner that it deems appropriate. Because of its geographic dispersion, the Company believes that a loss from non-insurable events in any one country would not have a material adverse effect on the Company’s operations as a whole.

      Uncertain Ability to Generate Adequate Financial Performance. The Company’s ability to generate operating income and to increase profitability depends to a large extent upon its ability to price finished products at a level that will cover manufacturing and raw material costs and provide a profit margin. The Company’s ability to maintain appropriate price levels is determined by a number of factors largely beyond the Company’s control, such as aggregate industry supply and market demand, which may vary from time to time, and the economic condition of the geographic region of the Company’s operations.

      Uncertain Ability to Contain Costs or to Fund Capital Expenditures. The Company’s future profitability and growth also depends on the Company’s ability to contain operating costs and per-unit product costs, to maintain and/or implement effective cost control programs and to develop value-added products and new product applications successfully, while at the same time maintaining competitive pricing and superior quality products, customer service and support. The Company’s ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements. The Company plans to focus capital expenditures on implementing productivity improvements and, if supported by profitable customer demand, expand the production capacity of its facilities. The Company may need additional funds for working capital as the Company grows and expands its operations. To the extent possible, the Company expects to fund its capital expenditures from operating cash flow. If the Company’s operating cash flow is insufficient to fund such expenditures, the Company may either reduce its capital expenditures or utilize certain general credit facilities. The Company may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets. The Company cannot provide any assurance that cash flows from operations will be sufficient to fund anticipated capital expenditures or that additional funds can be obtained from financial markets or from the sale of assets at terms favorable to the Company. If the Company is unable to generate sufficient cash flows or raise sufficient additional funds to cover capital expenditures, it may not be able to achieve its desired operating efficiencies and expansion plans, which may adversely impact the Company’s competitiveness and, therefore, its results of operations.

      Interest Rate Exposure. Approximately 46 percent of the Company’s borrowings are fixed rate bonds and loans. The remaining 54 percent of the Company’s borrowings are at floating interest rates of which approximately 41 percent are long-term loans and 13 percent are short-term credit facilities. Should short-term rates change, this could affect the Company’s interest cost. A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2002 would have increased interest expense and lowered pretax income for 2002 by approximately $2 million.

      At December 31, 2002 and 2001, the carrying and fair value of long-term debt, including the current portion, were as follows:

	2002		2001

	Carrying		Carrying
	value	Fair value	value	Fair value

	(in millions)
U.S. revolving credit facility	$—	$—	$277	$277
8.45% senior notes, due 2009	198	209	200	192
8.25% senior notes, due 2007	253	266	—	—
Canadian term loans, due 2005	25	25	57	57
Korean term loans, due 2003-2004	51	51	62	62
Others, due in varying amounts through 2008, fixed and floating interest rates ranging from 5.9%-7.4%	1	1	6	6

Total	$528	$552	$602	$594

      Competition. The Company operates in a highly competitive environment. Almost all of the Company’s products compete with virtually identical or similar products manufactured by other companies in the corn refining industry. In the United States, there are other corn refiners, several of which are divisions of larger enterprises that have greater financial resources and some of which, unlike the Company, have vertically integrated their corn refining and other operations. Many of the Company’s products also compete with products made from raw materials other than corn. Fluctuation in prices of these competing products may affect prices of, and profits derived from, the Company’s products. Competition within markets is largely based on price, quality and product availability.

      Price Volatility and Uncertain Availability of Corn. Corn purchasing costs, which include the price of the corn plus delivery cost, account for 40 percent to 65 percent of the Company’s product costs. The price and availability of corn is influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost, that are difficult to anticipate and cannot be controlled by the Company. In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup. The Company cannot assure that it will be able to purchase corn at prices that it can adequately pass on to customers or in quantities sufficient to sustain or increase its profitability.

      Commodity Costs. The Company’s finished products are made primarily from corn. In North America, the Company sells a large portion of finished product at firm prices established in supply contracts typically lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, the Company enters into corn futures contracts, or takes hedging positions in the corn futures market. From time to time, the Company may also enter into anticipatory hedges. These contracts typically mature within one year. At expiration, the Company settles the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures the Company is hedging generally offset such fluctuations. While the corn futures contracts or hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material. Outside of North America, sales of finished product under long-term, firm-priced supply contracts are not material.

      The Company’s commodity price hedging instruments generally relate to contracted firm-priced business. Based on the Company’s overall commodity hedge exposure at December 31, 2002, a hypothetical 10 percent change in market rates applied to the fair value of the instruments would have no material impact on the Company’s earnings, cash flows, financial position or fair value of commodity price and risk-sensitive instruments over a one-year period.

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

      Volatility of Markets. The market price for the common stock of the Company may be significantly affected by factors such as the announcement of new products or services by the Company or its competitors; technological innovation by the Company, its competitors or other vendors; quarterly variations in the Company’s operating results or the operating results of the Company’s competitors; general conditions in the Company’s and its customers’ markets; changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, the stock market has experienced significant price fluctuations that have affected the market prices of equity securities of many companies that have been unrelated to the operating performance of any individual company. These broad market fluctuations may materially and adversely affect the market price of the Company’s common stock.

      Uncertainty of Dividends. The payment of dividends is at the discretion of the Company’s Board of Directors and will be subject to the Company’s financial results and the availability of surplus funds to pay dividends. No assurance can be given that the Company will continue to pay dividends.

      Certain Anti-Takeover Effects. Certain provisions of the Company’s Amended and Restated Certificate of Incorporation (the “Corn Products Charter”) and the Company’s By-laws (the “Corn Products By-Laws”) and of the Delaware General Corporation Law (the “DGCL”) may have the effect of delaying, deterring or preventing a change in control of the Company not approved by the Company’s Board. These provisions include (i) a classified Board of Directors, (ii) a requirement of the unanimous consent of all stockholders for action to be taken without a meeting, (iii) a requirement that special meetings of stockholders be called only by the Chairman of the Board or the Board of Directors, (iv) advance notice requirements for stockholder proposals and nominations, (v) limitations on the ability of stockholders to amend, alter or repeal the Corn Products By-Laws and certain provisions of the Corn Products Charter, (vi) authorization for the Company’s Board to issue without stockholder approval preferred stock with such terms as the Board of Directors may determine and (vii) authorization for the Company’s Board to consider the interests of creditors, customers, employees and other constituencies of the Company and its subsidiaries and the effect upon communities in which the Company and its subsidiaries do business, in evaluating proposed corporate transactions. With certain exceptions, Section 203 of the DGCL (“Section 203”) imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15 percent or more of the Company’s Common Stock. In addition, the Company has adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan is designed to protect stockholders in the event of an unsolicited offer and other takeover tactics, which, in the opinion of the Company’s Board, could impair the Company’s ability to represent stockholder interests. The provisions of the Rights Plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.

      These provisions of the Corn Products Charter and Corn Products By-laws, the DGCL and the Rights Plan could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, although such proposals, if made, might be considered desirable by a majority of the Company’s stockholders. Such provisions could also make it more difficult for third parties to remove and replace the members of the Company’s Board. Moreover, these provisions could diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current market value of the Company’s Common Stock, and may also inhibit increases in the market price of the Company’s Common Stock that could result from takeover attempts or speculation.

      Limited Relevance of Historical Financial Information. The Company’s historical financial information may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future.

      Reliance on Major Customers. A substantial portion of the Company’s 2002 worldwide sales were made to companies engaged in the processed foods industry and the soft drink industry. If the Company’s processed foods customers or soft drink customers were to substantially decrease their purchases, the business of the Company might be materially adversely affected. However, the Company believes there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or non-performance would materially affect the Company’s results.

Forward Looking Statements

      This Annual Report on Form 10-K contains or may contain forward-looking statements concerning the Company’s financial position, business and future earnings and prospects, in addition to other statements using words such as anticipate, believe, plan, estimate, expect, intend and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on factors such as the following: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and biotechnology issues; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities; and stock market fluctuation and volatility. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company’s most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.

Item 8.     Financial Statements and Supplementary Data

      Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled “Report of Management,” “Report of Independent Auditors,” “Consolidated Financial Statements and Notes” and “Supplemental Financial Information.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information contained under the headings “Board of Directors,” “Matters To Be Acted Upon — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”) and the information contained under the heading “Executive Officers of the Registrant” in Item 1 hereof is incorporated herein by reference.

Item 11.     Executive Compensation

      The information contained under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information contained under the headings “Equity Compensation Plan Information as of December 31, 2002” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.     Controls and Procedures

      Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2002. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There have been no changes in the Company’s internal controls over financial reporting subsequent to the date of our evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 15(a)(1)     Consolidated Financial Statements

      Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled “Report of Management,” “Report of Independent Auditors,” “Consolidated Financial Statements and Notes” and “Supplemental Financial Information.”

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2004.

CORN PRODUCTS INTERNATIONAL, INC.

By:	/s/ SAMUEL C. SCOTT III

Samuel C. Scott III
Chairman, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 11th day of March, 2004.

Signature	Title

/s/ SAMUEL C. SCOTT III Samuel C. Scott III	Chairman, President and Chief Executive Officer

/s/ CHERYL K. BEEBE Cheryl K. Beebe	Chief Financial Officer

/s/ ROBIN A. KORNMEYER Robin A. Kornmeyer	Controller

/s/ *RICHARD J. ALMEIDA Richard J. Almeida	Director

/s/ *LUIS ARANGUREN Luis Aranguren	Director

/s/ *GUENTHER E. GREINER Guenther E. Greiner	Director

/s/ *RONALD M. GROSS Ronald M. Gross	Director

/s/ *KAREN L. HENDRICKS Karen L. Hendricks	Director

/s/ *BERNARD H. KASTORY Bernard H. Kastory	Director

/s/ *WILLIAM S. NORMAN William S. Norman	Director

Signature		Title

/s/ *JAMES M. RINGLER James M. Ringler		Director

/s/ *CLIFFORD B. STORMS Clifford B. Storms		Director

*By:	/s/ MARCIA E. DOANE Marcia E. Doane Attorney-in-fact

(Being the principal executive officer, the principal financial officer, the controller and all of the directors of Corn Products International, Inc.)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 1-13397
3.2*	Amended By-Laws of the Company, filed as Exhibit 3.ii to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-13397
4.1*	Rights Agreement dated as of November 19, 1997 (Amended and Restated as of September 9, 2002), between the Company and The Bank of New York, filed as Exhibit 4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-13397
4.2*	Certificate of Designation for the Company’s Series A Junior Participating Preferred Stock, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-Al2B, File No. 1-13397
4.3	3-Year Revolving Credit Agreement dated as of October 15, 2002 among the Company and the agent and banks named therein
4.4*	Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company’s current report on Form 8-K, File No. 1-13397, as amended by First Supplemental Indenture filed on July 8, 2002 as Exhibit 99.4 to the Company’s current report on Form 8-K, File No. 1-13397, and by Second Supplemental Indenture filed on November 18, 2002 as Exhibit 4 to the Company’s current report on Form 8-K, File No. 1-13397
4.5*	First Supplemental Indenture dated July 8, 2002 between the Company and The Bank of New York, as Trustee, filed on July 8, 2002 as Exhibit 99.4 to the Company’s current report on Form 8-K, File No. 1-13397
4.6*	Second Supplemental Indenture dated November 18, 2002 between the Company and The Bank of New York, as Trustee, filed on November 18, 2002 as Exhibit 4 to the Company’s current report on Form 8-K, File No. 1-13397
10.1*	CornProductsMCP Sweeteners LLC Limited Liability Company Agreement dated December 1, 2000 between the Company and Minnesota Corn Processors, LLC, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397, as amended by Amendment dated July 1, 2002, filed as Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-13397
10.2*	Amendment to CornProductsMCP Sweeteners LLC Limited Liability Company Agreement dated July 1, 2002, filed as Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-13397
10.3*	1998 Stock Incentive Plan of the Company, filed as Exhibit 4.D to the Company’s Registration Statement on Form S-8, File No. 333-43525, as amended by Amendments Nos. 1 and 2, filed as Exhibits 10.19 and 10.20, respectively, to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397, and Amendment No. 3 filed as Exhibit 17 to the Company’s annual report on Form 10-K for the year ended December 31, 2002, File No. 1-13397
10.4**	Deferred Stock Unit Plan of the Company
10.5**	Form of Severance Agreement entered into by each of S.C. Scott, E.J. Northacker, J.W. Ripley, J.L. Fiamenghi and J.C. Fortnum (the “Named Executive Officers”)
10.6*	Form of Amendment to Executive Severance Agreement entered into by each of the Named Executive Officers, filed as Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397
10.7*	Separation Agreement dated September 20, 2001 between the Company and M.R. Pyatt, filed as Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-13397
10.8**	Form of Indemnification Agreement entered into by each of the members of the Company’s Board of Directors and the Named Executive Officers
10.9*	Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844

Exhibit No.	Description

10.10*	Supplemental Executive Retirement Plan (Amended and Restated as of January 1, 2001), filed as Exhibit 10 to the Company’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2002, File No. 1-13397
10.11**	Executive Life Insurance Plan
10.12**	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s annual report on Form 10-K/ A for the year ended December 31, 2001, File No. 1-13397
10.13*	Annual Incentive Plan, filed as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 1999, File No. 1-13397
10.14*	Performance Plan, filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 1999, File No. 1-13397
10.15*	Amendment No. 1 to 1998 Stock Incentive Plan dated January 20, 1999, filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397
10.16*	Amendment No. 2 to 1998 Stock Incentive Plan dated November 21, 2000, filed as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397
10.17	Amendment No. 3 to 1998 Stock Incentive Plan dated November 20, 2002
10.18*	Amendment No. 1 to Deferred Compensation Plan dated January 19, 2002, filed as Exhibit 10.21 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397
10.19**	Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods
10.20*	Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the Company’s Registration Statement on Form S-8, File No. 333-43525
11.1	Earnings Per Share Computation
12.1	Computation of Ratio of Earnings to Fixed Charges
13.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes
18.1*	Preferability letter from KPMG, filed as Exhibit 18.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
24.1	Power of Attorney
31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002
31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as indicated in the exhibit description.

**	Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.