Form 10-Q/A
period 2003-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2004-03-12
CIK 1046257

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------
                                  FORM 10-Q/A
                                 -------------

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

Explanatory Note

         Corn Products International, Inc. (the "Registrant" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which was originally filed on May 13, 2003 (the "Original Form 10-Q Filing"), to amend and restate certain information contained or in Item I and Item II of Part I. This change reflects the Registrant's restatement of its condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002, and condensed consolidated statement of stockholders equity for the three month period ended March 31, 2003, to reclassify redeemable common stock issued in connection with the purchase of the minority interest of the Registrant's now wholly-owned subsidiary in Mexico from permanent stockholder's equity to temporary (redeemable) equity.

         This reclassification does not affect the Company's previously reported operating results or cash flows for any period.

         The Registrant's management determined that it was necessary to reclassify the redeemable common stock from permanent stockholder's equity (additional paid-in-capital) to temporary (redeemable) equity because under the terms of the related purchase and sale agreement, the Company granted the holder of the Company's shares of common stock issued in connection with this transaction the right to require the Company to repurchase those shares from the holder for cash. As of March 31, 2003 there were 1,913,500 shares of the Company's common stock subject to repurchase under the terms of this agreement. Refer to Notes 2 and 8 of Notes to Condensed Consolidated Financial Statements for additional information. The Registrant's management recently determined that existing accounting literature requires that shares of common stock subject to repurchase for cash under the terms of an embedded put option should be displayed as temporary equity at an amount equal to that which the Company would be required to pay to redeem the shares at the reporting date.

         This Amendment No. 1 amends in its entirety the Original Form 10-Q Filing. This Amendment No. 1 continues to speak as of the date of the Original Form 10-Q Filing, and the Registrant has not updated the disclosure contained herein to reflect any events that occurred at a later date.

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



See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)                            MARCH 31,   DECEMBER 31,
                                                                                          2003*          2002
                                                                                        --------    ------------
ASSETS                                                                                (Unaudited)
      Current assets
           Cash and cash equivalents                                                    $    39         $    36
           Accounts receivable -- net                                                       262             244
           Inventories                                                                      204             194
           Prepaid expenses                                                                  12              11
----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                  517             485
----------------------------------------------------------------------------------------------------------------
           Property, plant and equipment -- net                                           1,149           1,154
           Goodwill and other intangible assets                                             310             280
           Deferred tax assets                                                               33              33
           Investments                                                                       27              26
           Other assets                                                                      37              37
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $ 2,073         $ 2,015
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings and current portion of long-term debt                  $    84         $    84
           Accounts payable and accrued liabilities                                         241             263
----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                             325             347
----------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                           71              68
           Long-term debt                                                                   580             516
           Deferred income taxes                                                            168             163
           Minority interest in subsidiaries                                                 72              93
           Redeemable common stock (1,913,500 shares
                         issued and outstanding at March 31, 2003 and
                         December 31, 2002) stated at redemption price                       55              58
STOCKHOLDERS' EQUITY
           Preferred stock -- authorized 25,000,000 shares-
                         $0.01 par value -- none issued                                      --              --
           Common stock -- authorized 200,000,000 shares-
                         $0.01 par value -- 35,746,387 shares issued
                         at March 31, 2003 and December 31, 2002                              1               1
           Additional paid in capital                                                     1,018           1,015
           Less:  Treasury stock (common stock; 1,660,664 and 1,956,113 shares at
                         March 31, 2003 and December 31, 2002, respectively) at cost        (39)            (48)
           Deferred compensation -- restricted stock                                         (4)             (4)
           Accumulated other comprehensive loss                                            (408)           (418)
           Retained earnings                                                                234             224
----------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                            802             770
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 2,073         $ 2,015
================================================================================================================

* As restated


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
                                                           ======        =======



                        CORN PRODUCTS INTERNATIONAL, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND REDEEMABLE EQUITY
                                   (UNAUDITED)


                                                                       STOCKHOLDERS' EQUITY
                                          ----------------------------------------------------------------------------
                                                                                             ACCUMULATED
                                                     ADDITIONAL                                OTHER
                                           COMMON     PAID-IN     TREASURY     DEFERRED     COMPREHENSIVE    RETAINED    REDEEMABLE
(IN MILLIONS)                              STOCK      CAPITAL      STOCK     COMPENSATION   INCOME (LOSS)    EARNINGS   COMMON STOCK
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                  $1        $ 1,015      $ (48)       $ (4)          $  (418)       $  224       $  58
------------------------------------------------------------------------------------------------------------------------------------
   Net income for the period                                                                                      14
   Dividends declared                                                                                             (4)
   Unrealized gains (losses) on cash
     flow hedges, net of income tax
     effect of  $1                                                                                   2
   Issuance of common stock in
     connection with acquisition                                       8
   Issuance of common stock on
     exercise of stock options                                         1
   Change in fair value of redeemable
     common stock                                           3                                                                 (3)
   Currency translation adjustment                                                                   8
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003, as restated        $1        $ 1,018      $  (39)     $  (4)          $  (408)       $  234       $  55
-----------------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.

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

2.       RESTATEMENT

         The Company has restated its Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002, and its Condensed Consolidated Statement of Stockholders' Equity for the 3-month period ended March 31, 2003 to reclassify redeemable common stock issued in connection with the purchases of the minority interest in the Company's now wholly-owned subsidiary in Mexico from additional paid-in capital within permanent stockholders' equity to temporary (redeemable) equity. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

         The following table sets forth balances as originally reported in the Condensed Consolidated Balance Sheets and as restated (dollars in millions):

                                    March 31, 2003                December 31, 2002
                              ---------------------------     ---------------------------
                              As Reported     As Restated     As Reported     As Restated
                              -----------     -----------     -----------     -----------
Redeemable common stock         $   --           $   55         $   --          $   58
Additional paid-in capital      $1,073           $1,018         $1,073          $1,015

3.       ACQUISITIONS

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

4.       STOCK-BASED COMPENSATION

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



5.       ADOPTION OF NEW ACCOUNTING STANDARDS

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements under SFAS 123 to require prominent disclosures in both annual and interim financial statements. The interim period disclosures required by SFAS 148 are provided in Note 4.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), which addresses the consolidation of variable interest entities as defined in the Interpretation. The application of FIN 46 did not have a material effect on the Company's consolidated financial statements.

6.         INVENTORIES

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

7.       SEGMENT INFORMATION

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
                                           ==============      =================

8.     REDEEMABLE COMMON STOCK

         The Company has an agreement with certain common stockholders (collectively the "holder"), a representative of which serves on the Company's Board of Directors, relating to 1,913,500 common shares at March 31, 2003 and December 31, 2002 that provides the holder with the right to require the Company to repurchase the underlying common shares for cash at a price equal to the average of the closing per share market price of the Company's common stock for the 20 trading days immediately preceding the date that the holder exercises the put option. The put option is exercisable at any time until January 2010 when it expires. The holder can also elect to sell the common shares on the open market, subject to certain restrictions.

         The 1,913,500 common shares subject to the put option are classified as redeemable common stock in the Company's Condensed Consolidated Balance Sheets. The carrying value of the redeemable common stock was $55 million at March 31, 2003 and $58 million at December 31, 2002, based on the average of the closing per share market prices of the Company's common stock for the 20 trading days immediately preceding the respective balance sheet dates ($28.62 per share and $30.05 per share at March 31, 2003 and December 31, 2002, respectively). Adjustments to mark the redeemable common stock to redemption value are recorded directly against additional paid-in capital in the stockholders' equity section of the Company's Condensed Consolidated Balance Sheets.

         The Company has the right, but not the obligation, to extend the put option for an additional three years. The holder of the put option may not require the Company to repurchase less than 250 thousand shares on any single exercise of the put option, and the put option may not be exercised more than once in any six-month period. In the event the holder exercises the put option requiring the Company to repurchase the shares, the Company would be required to pay for the shares within 90 calendar days from the exercise date if the holder is selling the minimum number of shares (250,000), within a prorated time period of between 90 and 360 calendar days if the holder is selling more than the minimum number of shares but less than 1,764,706 shares, and within a prorated time period of between 360 and 720 calendar days for any incremental shares sold in excess of 1,764,706 up to the maximum number of shares (1,913,500). For intermediate share amounts, a pro-rata payment period would be calculated (prorated based on the number of shares put). Any amount due would accrue interest at the Company's revolving credit facility rate from the date of exercise until the payment date.

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




                                 CORN PRODUCTS INTERNATIONAL, INC.







DATE:   March 11, 2004           By /s/ Cheryl K. Beebe
                                    -----------------------------------------
                                 Cheryl K. Beebe
                                 Vice President and Chief Financial Officer



DATE:   March 11, 2004           By /s/ Robin A. Kornmeyer
                                    -----------------------------------------
                                 Robin A. Kornmeyer
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