Form 10-Q/A
period 2003-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2004-03-12
CIK 1046257

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

Explanatory Note

Corn Products International, Inc. (the "Registrant" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, which was originally filed on August 12, 2003 (the "Original Form 10-Q Filing"), to amend and restate certain information contained in Item I and Item II of Part I. This change reflects the Registrant's restatement of its condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002, and condensed consolidated statement of stockholders equity for the six-month period ended June 30, 2003, to reclassify redeemable common stock issued in connection with the purchase of the minority interest of the Registrant's now wholly-owned subsidiary in Mexico from permanent stockholder's equity to temporary (redeemable) equity.

This reclassification does not affect the Company's previously reported operating results or cash flows for any period.

The Registrant's management determined that it was necessary to reclassify the redeemable common stock from permanent stockholder's equity (additional paid-in-capital) to temporary (redeemable) equity because, under the terms of the related purchase and sale agreement, the Company granted the holder of the Company's shares of common stock issued in connection with this transaction the right to require the Company to repurchase those shares from the holder for cash. As of June 30, 2003 there were 1,913,500 shares of the Company's common stock subject to repurchase under the terms of this agreement. Refer to Notes 2 and 8 of Notes to Condensed Consolidated Financial Statements for additional information. The Registrant's management recently determined that existing accounting literature requires that shares of common stock subject to repurchase for cash under the terms of an embedded put option should be displayed as temporary equity at an amount equal to that which the Company would be required to pay to redeem the shares at the reporting date.

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



            See Notes To Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

                        CORN PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


           (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)                               JUNE 30,    DECEMBER 31,
                                                                                            2003*         2002
                                                                                          ----------   -----------
ASSETS                                                                                   (Unaudited)
      Current assets
           Cash and cash equivalents                                                      $    43      $    36
           Accounts receivable - net                                                          257          244
           Inventories                                                                        209          194
           Prepaid expenses                                                                     8           11
----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                    517          485
----------------------------------------------------------------------------------------------------------------

           Property, plant and equipment - net                                              1,177        1,154
           Goodwill and other intangible assets                                               322          280
           Deferred tax assets                                                                 33           33
           Investments                                                                         28           26
           Other assets                                                                        36           37
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $ 2,113      $ 2,015
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings and current portion of long-term debt                    $   134      $    84
           Accounts payable and accrued liabilities                                           236          263
----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                               370          347
----------------------------------------------------------------------------------------------------------------
           Non-current liabilities                                                             72           68
           Long-term debt                                                                     497          516
           Deferred income taxes                                                              178          163
           Minority interest in subsidiaries                                                   74           93
           Redeemable common stock (1,913,500 shares issued
             and outstanding at June 30, 2003 and December 31, 2002) stated at
             redemption price                                                                  60           58
STOCKHOLDERS' EQUITY
           Preferred stock - authorized 25,000,000 shares-
                         $0.01 par value - none issued                                         --           --
           Common stock - authorized 200,000,000 shares-
                         $0.01 par value - 35,746,387 shares issued
                         at June 30, 2003 and December 31, 2002                                 1            1
           Additional paid in capital                                                       1,013        1,015
           Less:  Treasury stock (common stock; 1,616,514 and 1,956,113 shares at
                         June 30, 2003 and December 31, 2002, respectively) at cost           (38)         (48)
           Deferred compensation - restricted stock                                            (3)          (4)
           Accumulated other comprehensive loss                                              (359)        (418)
           Retained earnings                                                                  248          224
----------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                              862          770
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 2,113      $ 2,015
----------------------------------------------------------------------------------------------------------------

*As restated


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
                                                   ====      ====        ====      ====

                        CORN PRODUCTS INTERNATIONAL, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND REDEEMABLE EQUITY
                                   (UNAUDITED)

                                                                      STOCKHOLDERS' EQUITY
                                               -----------------------------------------------------------------------
                                                       ADDITIONAL                          ACCUMULATED OTHER
                                               COMMON   PAID-IN    TREASURY    DEFERRED      COMPREHENSIVE    RETAINED   REDEEMABLE
(IN MILLIONS)                                  STOCK    CAPITAL      STOCK   COMPENSATION    INCOME (LOSS)    EARNINGS  COMMON STOCK
                                               ------   -------    --------  ------------  -----------------  --------  ------------
BALANCE, DECEMBER 31, 2002                     $   1    $1,015      $  (48)    $   (4)          $ (418)        $  224     $   58
                                               -----    ------      ------     ------           ------         ------     ------
   Net income for the period                                                                                       32
   Dividends declared                                                                                              (8)
   Unrealized losses on cash flow hedges,
      net of income tax effect of $0.6                                                              (1)
   Amount of losses on cash flow hedges
      reclassified to earnings, net of income
      tax effect of $3                                                                               6
   Issuance of common stock in connection
      with acquisition                                                   8
   Issuance of common stock on exercise of
      stock options                                                      2
   Amortization to compensation expense of
      restricted common stock                                                       1
   Change in fair value of redeemable common
      stock                                                 (2)                                                                2
   Currency translation adjustment                                                                  54
                                               -----    ------      ------     ------           ------         ------     ------
BALANCE, JUNE 30, 2003, as restated            $   1    $1,013      $  (38)    $   (3)          $ (359)        $  248     $   60
                                               -----    ------      ------     ------           ------         ------     ------

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

2.    RESTATEMENT

      The Company has restated its Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002, and its Condensed Consolidated Statement of Stockholders' Equity for the six-month period ended June 30, 2003 to reclassify redeemable common stock issued in connection with the purchases of the minority interest in the Company's now wholly-owned subsidiary in Mexico from additional paid-in capital within permanent stockholders' equity to temporary (redeemable) equity. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

      The following table sets forth balances as originally reported in the Condensed Consolidated Balance Sheets and as restated (dollars in millions):

                                   June 30, 2003             December 31, 2002
                             -------------------------   -------------------------
                             As Reported   As Restated   As Reported   As Restated
                             -----------   -----------   -----------   -----------
Redeemable common stock        $   --        $   60        $   --        $   58
Additional paid-in capital     $1,073        $1,013        $1,073        $1,015

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

6.       INVENTORIES
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
                            ======               ======

8. REDEEMABLE COMMON STOCK

The Company has an agreement with certain common stockholders (collectively the "holder"), a representative of which serves on the Company's Board of Directors, relating to 1,913,500 common shares at June 30, 2003 and December 31, 2002 that provides the holder with the right to require the Company to repurchase the underlying common shares for cash at a price equal to the average of the closing per share market price of the Company's common stock for the 20 trading days immediately preceding the date that the holder exercises the put option. The put option is exercisable at any time until January 2010 when it expires. The holder can also elect to sell the common shares on the open market, subject to certain restrictions.

The 1,913,500 common shares subject to the put option are classified as redeemable common stock in the Company's Condensed Consolidated Balance Sheets. The carrying value of the redeemable common stock was $60 million at June 30, 2003 and $58 million at December 31, 2002, based on the average of the closing per share market prices of the Company's common stock for the 20 trading days immediately preceding the respective balance sheet dates ($31.18 per share and $30.05 per share at June 30, 2003 and December 31, 2002, respectively). Adjustments to mark the redeemable common stock to redemption value are recorded directly against additional paid-in capital in the stockholders' equity section of the Company's Condensed Consolidated Balance Sheets.

The Company has the right, but not the obligation, to extend the put option for an additional three years. The holder of the put option may not require the Company to repurchase less than 250 thousand shares on any single exercise of the put option and the put option may not be exercised more than once in any six-month period. In the event the holder exercises the put option requiring the Company to repurchase the shares, the Company would be required to pay for the shares within 90 calendar days from the exercise date if the holder is selling the minimum number of shares (250,000), within a prorated time period of between 90 and 360 calendar days if the holder is selling more than the minimum number of shares but less than 1,764,706 shares, and within a prorated time period of between 360 and 720 calendar days for any incremental shares sold in excess of 1,764,706 up to the maximum number of shares (1,913,500). For intermediate share amounts, a pro-rata payment period would be calculated (prorated based on the number of shares put). Any amount due would accrue interest at the Company's revolving credit facility rate from the date of exercise until the payment date.

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




                                              CORN PRODUCTS INTERNATIONAL, INC.




DATE:    March 11, 2004                       By /s/ Cheryl K. Beebe
                                                 -------------------------------
                                                 Cheryl K. Beebe
                                                 Vice President and Chief
                                                 Financial Officer



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