Form 10-Q/A
period 2003-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2004-03-12
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

      Corn Products International, Inc. (the “Registrant” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/ A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, which was originally filed on November 12, 2003 (the “Original Form 10-Q Filing”), to amend and restate certain information contained in Item I and Item II of Part I. This change reflects the Registrant’s restatement of its condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002, and condensed consolidated statement of stockholders equity for the nine month period ended September 30, 2003, to reclassify redeemable common stock issued in connection with the purchase of the minority interest of the Registrant’s now wholly-owned subsidiary in Mexico from permanent stockholder’s equity to temporary (redeemable) equity.

      This reclassification does not affect the Company’s previously reported operating results or cash flows for any period.

      The Registrant’s management determined that it was necessary to reclassify the redeemable common stock issued from permanent stockholder’s equity (additional paid-in-capital) to temporary (redeemable) equity because, under the terms of the related purchase and sale agreement, the Company granted the holder of the Company’s shares of common stock issued in connection with this transaction the right to require the Company to repurchase those shares from the holder for cash. As of September 30, 2003 there were 1,913,500 shares of the Company’s common stock subject to repurchase under the terms of this agreement. Refer to Notes 2 and 8 of Notes to Condensed Consolidated Financial Statements for additional information. The Registrant’s management recently determined that existing accounting literature requires that shares of common stock subject to repurchase for cash under the terms of an embedded put option should be displayed as temporary equity at an amount equal to that which the Company would be required to pay to redeem the shares at the reporting date.

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

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
First Amend. to 3-Year Revolving Credit Agreement
Statement Re: Computation of Earnings Per Share
CEO Section 302 Certification
CFO Section 302 Certification
CEO Section 1350 Certification
CFO Section 1350 Certification

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

     See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except share and per share amounts)	2003*	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$61	$36
Accounts receivable – net	254	244
Inventories	194	194
Prepaid expenses	12	11

Total current assets	521	485

Property, plant and equipment – net	1,170	1,154
Goodwill and other intangible assets	325	280
Deferred tax assets	33	33
Investments	28	26
Other assets	37	37

Total assets	$2,114	$2,015

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$131	$84
Accounts payable and accrued liabilities	247	263

Total current liabilities	378	347

Non-current liabilities	65	68
Long-term debt	478	516
Deferred income taxes	179	163
Minority interest in subsidiaries	76	93
Redeemable common stock (1,913,500 shares issued and outstanding at September 30, 2003 and December 31, 2002) stated at redemption price	62	58
Stockholders’ equity
Preferred stock – authorized 25,000,000 shares-$0.01 par value – none issued	—	—
Common stock – authorized 200,000,000 shares-$0.01 par value – 35,746,387 shares issued at September 30, 2003 and December 31, 2002	1	1
Additional paid-in capital	1,011	1,015
Less: Treasury stock (common stock; 1,595,389 and 1,956,113 shares at September 30, 2003 and December 31, 2002, respectively) at cost	(38)	(48)
Deferred compensation – restricted stock	(3)	(4)
Accumulated other comprehensive loss	(360)	(418)
Retained earnings	265	224

Total stockholders’ equity	876	770

Total liabilities and stockholders’ equity	$2,114	$2,015

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

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS' EQUITY
		Additional			Accumulated Other
	Common	Paid-In	Treasury	Deferred	Comprehensive	Retained	Redeemable
(in millions)	Stock	Capital	Stock	Compensation	Income (Loss)	Earnings	Common Stock
Balance, December 31, 2002	$1	$1,015	$(48)	$(4)	$(418)	$224	$58

Net income for the period						52
Dividends declared						(11)
Unrealized losses on cash flow hedges, net of income tax effect of $2					(5)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $5					10
Issuance of common stock in connection with acquisition			8
Issuance of common stock on exercise of stock options			2
Amortization to compensation expense of restricted common stock				1
Change in fair value of redeemable common stock		(4)					4
Currency translation adjustment					53

Balance, September 30, 2003, as restated	$1	$1,011	$(38)	$(3)	$(360)	$265	$62

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

2. Restatement

      The Company has restated its Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002, and its Condensed Consolidated Statement of Stockholders’ Equity for the nine-month period ended September 30, 2003, to reclassify redeemable common stock issued in connection with the purchases of the minority interest in the Company’s now wholly-owned subsidiary in Mexico from additional paid-in capital within permanent stockholders’ equity to temporary (redeemable) equity. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

      The following table sets forth balances as originally reported in the Condensed Consolidated Balance Sheets and as restated (dollars in millions):

	September 30, 2003		December 31, 2002

	As Reported	As Restated	As Reported	As Restated

Redeemable common stock	$—	$62	$—	$58

Additional paid-in capital	$1,073	$1,011	$1,073	$1,015

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

6. Inventories

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

8. Redeemable Common Stock

      The Company has an agreement with certain common stockholders (collectively the “holder”), a representative of which serves on the Company’s Board of Directors, relating to 1,913,500 common shares at September 30, 2003 and December 31, 2002 that provides the holder with the right to require the Company to repurchase the underlying common shares for cash at a price equal to the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding the date that the holder exercises the put option. The put option is exercisable at any time until January 2010 when it expires. The holder can also elect to sell the common shares on the open market, subject to certain restrictions.

      The 1,913,500 common shares subject to the put option are classified as redeemable common stock in the Company’s Condensed Consolidated Balance Sheets. The carrying value of the redeemable common stock was $62 million at September 30, 2003 and $58 million at December 31, 2002, based on the average of the closing per share market prices of the Company’s common stock for the 20 trading days immediately preceding the respective balance sheet dates ($32.52 per share and $30.05 per share at September 30, 2003 and December 31, 2002, respectively). Adjustments to mark the redeemable common stock to redemption value are recorded directly against additional paid-in capital in the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheets.

      The Company has the right, but not the obligation, to extend the put option for an additional three years. The holder of the put option may not require the Company to repurchase less than 250 thousand shares on any single exercise of the put option and the put option may not be exercised more than once in any six-month period. In the event the holder exercises the put option requiring the Company to repurchase the shares, the Company would be required to pay for the shares within 90 calendar days from the exercise date if the holder is selling the minimum number of shares (250,000), within a prorated time period of between 90 and 360 calendar days if the holder is selling more than the minimum number of shares but less than 1,764,706 shares, and within a prorated time period of between 360 and 720 calendar days for any incremental shares sold in excess of 1,764,706 up to the maximum number of shares (1,913,500). For intermediate share amounts, a pro-rata payment period would be calculated (prorated based on the number of shares put). Any amount due would accrue interest at the Company’s revolving credit facility rate from the date of exercise until the payment date.

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