Form 10-K
period 2003-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2004-03-12
CIK 1046257

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]   No [  ]

     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $30.03 on June 30, 2003, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $1,023,000,000.

     The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 20, 2004, was 36,248,149.

Documents Incorporated by Reference:

Information required by Part I (Item 1), Part II (Items 5, 6, 7, 7A and 8) and Part IV (Item 15(a)(1)) of this document is incorporated by reference to certain portions of Exhibit 13.1 included as part of this 2003 Annual Report on Form 10-K.

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement distributed in connection with its 2004 Annual Meeting of Stockholders.

PART I.

ITEM 1. BUSINESS

The Company

     Corn Products International, Inc. was incorporated as a Delaware corporation in 1997 and its common stock is traded on the New York Stock Exchange. Corn Products International, Inc., together with its subsidiaries (the “Company” or “Corn Products”), manufactures and sells food ingredients and industrial products derived from the wet milling and processing of corn and other starch-based materials (such as tapioca). The Company is one of the largest corn refiners in the world and the leading corn refiner in Latin America. In addition, it is the world’s leading producer of dextrose and has strong regional leadership in cornstarch and liquid sweeteners. The Company had consolidated net sales of $2.10 billion in 2003. Approximately 63 percent of the Company’s 2003 revenues were provided from its North America operations with the remainder coming from its South America and Asia/Africa operations.

     Corn refining is a capital-intensive two-step process that involves the wet milling and processing of corn. During the front-end process, corn is steeped in a water-based solution and separated into starch and by-products such as animal feed and germ. The starch is then either dried for sale or further modified or refined through various processes to make sweeteners and other starch-based products designed to serve the particular needs of various industries. The Company’s sweetener products include high fructose corn syrups (“HFCS”), glucose corn syrups, high maltose corn syrups, caramel color, dextrose, maltodextrins and glucose and corn syrup solids. The Company’s starch-based products include both industrial and food grade starches.

     The Company supplies a broad range of customers in many industries. Most of the Company’s customers are in the food and beverage, pharmaceutical, paper products, corrugated and laminated paper, textile and brewing industries and in the animal feed markets worldwide. The Company believes its local approach to production and service is of high value to its customers.

Products

     The Company’s sweetener products account for more than one half of net sales while starch products and co-products each account for one quarter or less of net sales.

     Sweetener Products. The Company’s sweetener products represented approximately 54 percent, 55 percent and 57 percent of the Company’s net sales for 2003, 2002 and 2001, respectively.

     High Fructose Corn Syrup: The Company primarily produces two types of high fructose corn syrup: (i) HFCS-55, which is mainly used as a sweetener in soft drinks; and (ii) HFCS-42, which is used as a sweetener in various consumer products such as fruit-flavored beverages, yeast-raised breads, rolls, dough, ready-to-eat cakes, yogurt and ice cream.

     Glucose Corn Syrups: Corn syrups are fundamental ingredients in many industrial products and are widely used in food products such as baked goods, snack foods, beverages, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes and table syrups. In many markets the Company offers corn syrups that are manufactured through an ion exchange process, a method that creates the highest quality, purest corn syrups.

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

       Starch Products. Starch products represented approximately 21 percent, 20 percent and 20 percent of the Company’s net sales for 2003, 2002 and 2001, respectively. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today’s recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

       Co-Products and others. Co-products and others accounted for 25 percent, 25 percent and 23 percent of the Company’s net sales for 2003, 2002 and 2001, respectively. Refined corn oil is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal and steepwater are sold as additives for animal feed. Until the Company’s sale of its wholly-owned subsidiary, Enzyme Bio-Systems Ltd., in early February 2002, enzymes were produced and marketed for a variety of food and industrial applications.

Geographic Scope and Operations

              The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. The business includes regional operations in North America, South America and Asia/Africa. In 2003, approximately 63 percent of the Company’s net sales were derived from operations in North America, while South America and Asia/Africa represented approximately 24 percent and 13 percent, respectively. See Note 15 of the Notes to the Consolidated Financial Statements entitled “Segment Information,” included herewith as part of Exhibit 13.1, for certain financial information with respect to geographic areas.

     The Company’s North America region consists of operations in the U.S., Canada and Mexico, and, prior to the December 2002 dissolution of CornProductsMCP Sweeteners LLC (“CPMCP”), included its then non-consolidated equity interest in that entity. For a further discussion of CPMCP and the dissolution, see Note 5 to the Consolidated Financial Statements entitled “Joint Marketing Company” included herewith as part of Exhibit 13.1. The region’s facilities include 10 plants producing regular and modified starches, dextrose, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, caramel color and sorbitol. The Company’s plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for the Company’s U.S. and export customers. The Company’s other U.S. plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do the Company’s Canadian plants in Cardinal, London and Port Colborne, Ontario. The Company is the largest corn refiner in Mexico with plants in Guadalajara (2 plants), Mexico City and San Juan del Rio.

     The Company is the largest corn refiner in South America, with strong market shares in Argentina, Brazil, Chile and Colombia. The Company’s South America region includes 12 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives.

     The Company’s Asia/Africa region consists of corn and tapioca refining operations in Kenya, Pakistan, South Korea and Thailand. The region’s facilities include 5 plants that produce modified, regular, waxy and tapioca starches, dextrins, glucose, dextrose, high fructose corn syrups and caramel color.

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

Customers

     The Company supplies a broad range of customers in over 60 industries. Approximately 21 percent of the Company’s 2003 net sales were to companies engaged in the processed foods industry and approximately 17 percent of the Company’s 2003 net sales were to companies engaged in the soft drink industry. Additionally, approximately 19 percent of the Company’s 2003 net sales were to feed users.

Raw Materials

     The basic raw material of the corn refining industry is yellow dent corn. The supply of corn in the United States has been, and is anticipated to continue to be, adequate for the Company’s domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of three primary supply factors: farmer planting decisions, climate, and government policies — and three major market demand factors: livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements.

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

     Due to the competitive nature of the corn refining industry and the availability of substitute products not produced from corn, such as sugar from cane or beet, end product prices may not necessarily fluctuate in a manner that correlates to raw material costs of corn.

     The Company follows a policy of hedging its exposure to commodity fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm-priced business is hedged. Other business may or may not be hedged at any given time based on management’s judgment as to the need to fix the costs of its raw materials to protect the Company’s profitability. See Registrant’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, section entitled “Risk and Uncertainties - Commodity Costs,” included herewith as part of Exhibit 13.1.

Product Development

     Corn Products has a product application technology center located in Brazil, which directs the engineers and product development teams worldwide to develop product application solutions to better serve the ingredient needs of the Company’s customers. Product development activity is focused on developing product applications for identified customer and market needs. Through this approach, the Company has developed value-added products for use in the corrugated paper, food, textile, baking and confectionery industries. The Company usually collaborates with customers to develop the desired product application either in the customers’ facilities, the Company’s technical service laboratories or on a contract basis. These efforts are supported by the Company’s marketing, product technology and technology support staff.

Sales and Distribution

     Salaried sales personnel, who are generally dedicated to customers in a geographic region, sell the Company’s products directly to manufacturers and distributors. In addition, the Company has a staff that provides technical support to the sales personnel on an industry basis. In 2001 and 2002, the Company sold and distributed certain designated sweetener production destined for sale in the U.S. through CPMCP. See also Note 5 to the Consolidated Financial Statements included herewith as part of Exhibit 13.1. Following the December 2002 dissolution of CPMCP, the Company reverted to selling sweeteners in the U.S. directly to manufacturers and distributors (as was the case prior to 2001). The Company generally contracts with trucking companies to deliver bulk products to customer destinations for product delivery. In North America, the trucks generally ship to nearby customers. For those customers located considerable distances from Company plants, either rail or a combination of railcars and trucks is used to deliver product. Railcars are generally leased for terms of five to fifteen years.

Patents, Trademarks and Technical License Agreements

     The Company owns a number of patents, which relate to a variety of products and processes, and a number of established trademarks under which the Company markets such products. The Company also has the right to use certain other patents and trademarks pursuant to patent and trademark licenses. The Company does not believe that any individual patent or trademark is material to its business. There is not currently any pending challenge to the use or registration of any of the Company’s significant patents or trademarks that would have a material adverse impact on the Company or its results of operations.

     The Company is a party to several technical license agreements with third parties in other countries whereby the Company provides technical, management and business advice on the operations of corn refining businesses and receives royalties in return. These arrangements provide the Company with product penetration in the various countries in which they exist, as well as experience and relationships that could facilitate future expansion. The duration of the agreements range from one to ten years or longer, and most of these relationships have been in place for many years. These agreements in the aggregate provide approximately $1 million of annual income to the Company.

Employees

     As of December 31, 2003, the Company had approximately 6,900 employees, of which approximately 800 were located in the U.S. Approximately 36 percent of U.S. and 50 percent of non-U.S. employees are unionized. The Company believes its union and non-union employee relations are good.

Government Regulation and Environmental Matters

     As a manufacturer and maker of food items and items for use in the pharmaceutical industry, the Company’s operations and the use of many Company products are subject to various U.S., state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act, and to regulation by various government agencies, including the United States Food and Drug Administration, which prescribe requirements and establish standards for product quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on the Company in 2003. The Company may also be required to comply with U.S., state, foreign and local laws regulating food handling and storage. The Company believes these laws and regulations have not negatively affected its competitive position.

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

     The Company currently anticipates that it may spend approximately $7 million in fiscal 2004 for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects, including the Argo coal boiler project described in Exhibit 13.1 filed herewith, section entitled, “Liquidity and Capital Resources.” The Company estimates that in 2005, it will spend approximately $5 million on emissions control equipment for this Argo coal boiler project. This equipment is intended to enable the Company to continue its policy of compliance with existing environmental laws and regulations. Under the U.S. Clean Air Act Amendments of 1990, the U.S. Environmental Protection Agency recently adopted new air toxin regulations for a number of industry source categories, including industry boilers. The Company’s U.S. facilities may require additional pollution control devices to meet these standards, though given their recent adoption, the Company has not yet formed an estimate of the financial impact of compliance with the boiler standards.

Other

     The Company’s Internet address is www.cornproducts.com. The Company makes available, free of charge through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are made available as soon as reasonably practicable after the respective reports are electronically filed with or furnished to the Securities and Exchange Commission. The Company’s corporate governance guidelines, Board committee charters and code of ethics are posted on the Company’s website, the address of which is www.cornproducts.com, and each are available in print to any shareholder upon request in writing to Corn Products International, Inc., 5 Westbrook Corporate Center, Westchester, Illinois 60154 Attention: Corporate Secretary.

Executive Officers of the Registrant

     Set forth below are the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.

Name	Age	All positions and offices with the Company
Samuel C. Scott III	59	Chairman and Chief Executive Officer of Corn Products since February 2001 and President of Corn Products since 1997. Mr. Scott also served as Chief Operating Officer of Corn Products from 1997 through January 2001. Prior thereto, he served as President of the worldwide Corn Refining Business of CPC International, Inc, (“CPC”), now Unilever Bestfoods (“Bestfoods”), from 1995 to 1997 and was President of Bestfoods’ North American Corn Refining Business from 1989 to 1997. He was elected a Vice President of Bestfoods in 1991. Mr. Scott is a director of Motorola, Inc., The Bank of New York, ACCION U.S.A. and Inroads Chicago. He is also a Trustee of the Chicago Symphony.

Cheryl K. Beebe	48	Vice President and Chief Financial Officer since February 11, 2004. Ms. Beebe previously served as Vice President, Finance from July 2002 to February 2004, as Vice President from 1999 to 2002 and as Treasurer of Corn Products from 1997 to February, 2004. Prior thereto, she served as Director of Finance and Planning for the Bestfoods Corn Refining Business worldwide from 1995 to 1997 and as Director of Financial Analysis and Planning for Corn Products North America from 1993. Ms. Beebe joined Bestfoods in 1980 and served in various financial positions in Bestfoods.

Marcia E. Doane	62	Vice President, General Counsel and Corporate Secretary of Corn Products since 1997. Ms. Doane served as Vice President, Legal and Regulatory Affairs of the Corn Products Division of Bestfoods from 1996 to 1997. Prior thereto, she served as Counsel to the Corn Products Division from 1994 to 1996. Ms. Doane joined Bestfoods’ legal department in 1989 as Operations Attorney for the Corn Products Division.

Name	Age	All positions and offices with the Company
Jorge L. Fiamenghi	48	Vice President and President of the South America Division of Corn Products since 1999. Mr. Fiamenghi served as Acting President, US-Canadian region from August 2001 to February 2002. Mr. Fiamenghi served as President and General Manager Corn Products Brazil from 1996 to 1999. Mr. Fiamenghi was General Manager for the Bestfoods Corn Refining affiliate in Argentina beginning in 1991. Prior thereto, he was Financial and Planning Director for the Bestfoods South American Corn Refining division from 1989 to 1991 and served as Financial and Administrative Manager for the Bestfoods Corn Refining division in Mexico beginning in 1987. Mr. Fiamenghi joined Bestfoods in 1971 and served in various financial and planning positions in Bestfoods.

Jack C. Fortnum	47	Vice President since 1999 and President US/Canadian Region since July 2003. Mr. Fortnum previously served as President, US business from February 2002 until July 2003. Prior to that, Mr. Fortnum served as Executive Vice President, US-Canadian Region from August 2001 until February 2002, as the Controller of Corn Products from 1997 to 2001, as the Vice President of Finance for Refineries de Maiz, Bestfoods’ Argentine subsidiary, from 1995 to 1997, as the Director of Finance and Planning for Bestfoods’ Latin America Corn Refining Division from 1993 to 1995, and as the Vice President and Comptroller of Canada Starch Operating Company Inc., the Canadian subsidiary of Bestfoods, and as the Vice President of Finance of the Canadian Corn Refining Business from 1989.

Jeffrey B. Hebble	48	Vice President since 2000 and President of the Asia/Africa Division of Corn Products since February 2001. Prior thereto, Mr. Hebble served as Vice President of the Asia/Africa Division since 1998. Mr. Hebble joined Bestfoods in 1986 and served in various

Name	Age	All positions and offices with the Company
		positions in the Corn Products Division and in Stamford Food Industries Sdn. Berhad, a Corn Products subsidiary in Malaysia.

James J. Hirchak	50	Vice President – Human Resources of Corn Products since 1997. Mr. Hirchak joined Bestfoods in 1976 and held various Human Resources positions in Bestfoods until 1984, when he joined Bestfoods’ Corn Products Division. In 1987, Mr. Hirchak was appointed Director, Human Resources for Corn Products’ North American operations and he served as Vice President, Human Resources for the Corn Products Division of Bestfoods from 1992 to 1997.

Kimberly A. Hunter	42	Vice President and Corporate Treasurer of Corn Products since February 11, 2004. Ms. Hunter previously served as Director of Corporate Treasury from September 2001 to February 2004. Prior to that, she served as Managing Director, Investment Grade Securities at Bank One Corporation, a financial institution, from 1997 to 2000 and as Vice President, Capital Markets from 1992 to 1997.

Robin A. Kornmeyer	55	Vice President of Corn Products since September 2002 and Controller since January 2002. Prior to that, Mr. Kornmeyer served as Corporate Controller at Foster Wheeler Ltd., a worldwide engineering and construction company, from 2000 to 2002 and as its Director of Corporate Audit Services from 1997 to 2000.

Eugene J. Northacker	62	Vice President and President of the North America Division since February 2002. Mr. Northacker came out of retirement to serve as Acting President of the South America Division from August 2001 to February 2002. Prior to his retirement from the Company in January 2000, he served as Vice President and President of the South America Division since 1997. Mr. Northacker was appointed President of Bestfoods’ Latin America Corn Refining Division and elected a Vice President of Bestfoods in 1992. Prior to that, he served

Name	Age	All positions and offices with the Company
		as Business Director of Bestfoods’ Latin America Corn Refining Division from 1989 to 1992, and as Corn Refining General Manager of Bestfoods’ then Mexican subsidiary from 1984 to 1986. Mr. Northacker joined Bestfoods in 1968 in the financial group of Bestfoods’ North American consumer foods division and has held executive assignments in several Bestfoods subsidiaries.

James W. Ripley	60	Senior Vice President, Planning, Information Technology and Compliance since February 11, 2004. Mr. Ripley previously served as Vice President and Chief Financial Officer of Corn Products since 1997 and Vice President, Finance from 1997 to July 2002. Prior thereto, he served as Comptroller of Bestfoods from 1995 to 1997 and as Vice President of Finance for Bestfoods’ North American Corn Refining Division from 1984 to 1995. Mr. Ripley joined Bestfoods in 1968 as chief international accountant and subsequently served as Bestfoods’ Assistant Corporate Comptroller, Corporate General Audit Coordinator and Assistant Comptroller for Bestfoods’ European Consumer Foods Division.

Richard M. Vandervoort	60	Vice President – Strategic Business Development, Investor Relations and Government and Regulatory Affairs of Corn Products since 1998. Mr. Vandervoort served as Vice President – Business Development and Procurement, Corn Products International North American Division from 1997 to 1998. Prior thereto, he served as Vice President – Business Management and Marketing for Bestfoods’ Corn Products Division from 1989 to 1997. Mr. Vandervoort joined Bestfoods in 1971 and served in various executive sales positions in Bestfoods’ Corn Products Division and in Peterson/Puritan Inc., a Bestfoods subsidiary.

ITEM 2. PROPERTIES

     The Company operates, directly and through its consolidated subsidiaries, 27 manufacturing facilities, 26 of which are owned and one of which is leased (Jundiai, Brazil). In addition, the Company leases its corporate headquarters in Westchester, Illinois. The following list details the locations of the Company’s manufacturing facilities within each of its three geographic regions:

North America	South America	Asia/Africa
Cardinal, Ontario, Canada	Baradero, Argentina	Eldoret, Kenya
London, Ontario, Canada	Chacabuco, Argentina	Faisalabad, Pakistan
Port Colborne, Ontario, Canada	Balsa Nova, Brazil	Ichon, South Korea
San Juan del Rio, Queretaro, Mexico	Cabo, Brazil	Inchon, South Korea
Guadalajara, Jalisco, Mexico (2 plants)	Conchal, Brazil	Sikhiu, Thailand
Mexico City, Edo. de Mexico	Jundiai, Brazil
Stockton, California, U.S.	Mogi-Guacu, Brazil
Bedford Park, Illinois, U.S.	Llay-Llay, Chile
Winston-Salem, North Carolina, U.S.	Barranquilla, Colombia
Cali, Colombia
Medellin, Colombia
Guayaquil, Ecuador

     While the Company has achieved high capacity utilization, the Company believes its manufacturing facilities are sufficient to meet its current production needs. The Company has preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.

     The Company has electricity co-generation facilities at all of its U.S. and Canadian plants, as well as at its plants in San Juan del Rio, Mexico; Baradero, Argentina; Balsa Nova, Brazil; Mogi-Guacu, Brazil; and Faisalabad, Pakistan, that provide electricity at a lower cost than is available from third parties. The Company generally owns and operates such co-generation facilities itself, except for the facilities at its Stockton, California; Cardinal, Ontario; Balsa Nova, Brazil; and Mogi-Guacu, Brazil locations, that are owned by, and operated pursuant to co-generation agreements with, third parties.

     The Company believes it has competitive, up-to-date and cost-effective facilities. In recent years, significant capital expenditures have been made to update, expand and improve the Company’s facilities, averaging in excess of $80 million per year for the last three years. The Company believes these capital expenditures will allow the Company to operate highly efficient facilities for the foreseeable future with further annual capital expenditures that are in line with historical averages.

ITEM 3. LEGAL PROCEEDINGS

     Under the terms of the agreements relating to the spin-off of the Company from Bestfoods, the Company agreed to indemnify Bestfoods for certain liabilities relating to the operation of the Corn Refining Business prior to the spin-off, including liabilities relating to the antitrust legal proceedings described below.

     Prior to the spin-off of the Company from Bestfoods, Bestfoods, as an HFCS producer, was named as one of the defendants in a number of private treble damage state class actions by direct and indirect customers. Such actions are currently pending in California, the District of Columbia and Kansas. The Company has entered into agreements to settle each of the remaining actions, and the settlement agreements are currently pending court approval. The terms of the proposed settlements would not have a material adverse effect on the financial results of the Company.

     On October 21, 2003, the Company submitted, on its own behalf and on behalf of its Mexican affiliate, Compania Proveedora de Ingredientes, a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”). The Request was submitted to the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, the Company asserts that the imposition by Mexico of a discriminatory tax on beverages containing HFCS breached various obligations of Mexico under NAFTA. The Company seeks damages of not less than $325 million. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in exhibit 13.1 herewith, section entitled “Mexican Tax on Beverages Sweetened with HFCS.”

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Shares of Corn Product’s Common Stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPO.” The range of the NYSE reported high, low and closing market prices of the Company’s Common Stock, holders of record and quarterly dividends are incorporated by reference from the Supplemental Financial Information filed herewith as part of Exhibit 13.1, section entitled “Common Stock Market Prices and Dividends.”

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

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated by reference from the Supplemental Financial Information filed herewith as part of Exhibit 13.1, section entitled “Ten-Year Financial Highlights.”

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

     The Company primarily sells world commodities and, historically, local prices have adjusted relatively quickly to offset the effect of a local devaluation. The Company may occasionally hedge commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction.

     In each country where we conduct business, the business and assets are subject to varying degrees of risk and uncertainty. The Company insures its business and assets in each country against insurable risks in a manner that it deems appropriate. Because of its geographic dispersion, the Company believes that a loss from non-insurable events in any one country would not have a material adverse effect on the Company’s operations as a whole.

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

     Interest Rate Exposure. Approximately 49 percent of the Company’s borrowings are fixed rate bonds and loans. The remaining 51 percent of the Company’s borrowings are at floating interest rates of which approximately 81 percent are long-term loans and 19 percent are short-term credit facilities. Should short-term rates change, this could affect the Company’s interest cost. Included in the floating rate indebtedness information above is indebtedness under the Company’s Senior Notes due 2009 which, through the use of interest rate swaps, has effectively been converted from fixed to floating rate debt. See also Note 8 of the Notes to the Consolidated Financial Statements entitled “Financing Arrangements” included herewith as part of Exhibit 13.1, for further information. A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2003 would have increased interest expense and lowered pretax income for 2003 by approximately $3 million.

     At December 31, 2003 and 2002, the carrying and fair value of long-term debt, including the current portion, were as follows:

	2003		2002
	Carrying		Carrying
(in millions)	value	Fair value	value	Fair value

8.25% senior notes, due 2007	$253	$281	$253	$266
8.45% senior notes, due 2009	199	223	198	209
Korean term loans, due 2004	42	42	51	51
Canadian term loans, due 2005	—	—	25	25
Others	—	—	1	1

Total	$494	$546	$528	$552

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

     Price Volatility and Uncertain Availability of Corn. Corn purchasing costs, which include the price of the corn plus delivery cost, account for 40 percent to 65 percent of the Company’s product costs. The price and availability of corn is influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost, that are difficult to anticipate and cannot be controlled by the Company. In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup. Due to market volatility, the Company cannot assure that it can adequately pass potential increases in the cost of corn on to customers through product price increases or purchase quantities sufficient to sustain or increase its profitability.

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

     The Company’s commodity price hedging instruments generally relate to contracted firm-priced business. Based on the Company’s overall commodity hedge exposure at December 31, 2003, a hypothetical 10 percent change in market rates applied to the fair value of the instruments would have no material impact on the Company’s earnings, cash flows, financial position or fair value of commodity price and risk-sensitive instruments over a one-year period.

     Energy costs for the Company represent a significant portion of its operating costs. The primary use of energy is to create steam in the production process and in dryers to dry product. The Company consumes coal, natural gas, electricity, wood and fuel oil to generate energy. The market prices for these commodities vary depending on supply and demand, world economies and other factors. The Company purchases these commodities based on its anticipated usage and the future outlook for these costs. The Company cannot assure that it will be able to purchase these commodities at prices that it can adequately pass on to customers to sustain or increase profitability. The Company periodically uses derivative financial instruments to hedge portions of its natural gas costs.

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

     Certain Anti-Takeover Effects. Certain provisions of the Company’s Amended and Restated Certificate of Incorporation (the “Corn Products Charter”) and the Company’s Amended By-laws (the “Corn Products By-Laws”) and of the Delaware General Corporation Law (the “DGCL”) may have the effect of delaying, deterring or preventing a change in control of the Company not approved by the Company’s Board. These provisions include (i) a classified Board of Directors, (ii) a requirement of the unanimous consent of all stockholders for action to be taken without a meeting, (iii) a requirement that special meetings of stockholders be called only by the Chairman of the Board or the Board of Directors, (iv) advance notice requirements for stockholder proposals and nominations, (v) limitations on the ability of stockholders to amend, alter or repeal the Corn Products Amended By-Laws and certain provisions of the Corn Products Charter, (vi) authorization for the Company’s Board to issue without stockholder approval preferred stock with such terms as the Board of Directors may determine and (vii) authorization for the Company’s Board to consider the interests of creditors, customers, employees and other constituencies of the Company and its subsidiaries and the effect upon communities in which the Company and its subsidiaries do business, in evaluating proposed corporate transactions. With certain exceptions, Section 203 of the DGCL (“Section 203”) imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15 percent or more of the Company’s Common Stock. In addition, the Company has adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan is designed to protect stockholders in the event of an unsolicited offer and other takeover tactics, which, in the opinion of the Company’s Board, could impair the Company’s ability to represent stockholder interests. The provisions of the Rights Plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.

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

     Reliance on Major Customers. A substantial portion of the Company’s 2003 worldwide sales were made to companies engaged in the processed foods industry and the soft drink industry. Additionally, a significant portion of the Company’s 2003 worldwide sales were made to the animal feed market. If the Company’s processed foods customers, soft drink customers or animal feed customers were to substantially decrease their purchases, the business of the Company might be materially adversely affected. However, the Company believes there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or non-performance would materially affect the Company’s results.

Forward Looking Statements

     This Annual Report on Form 10-K contains or may contain forward-looking statements concerning the Company’s financial position, business and future earnings and prospects, in addition to other statements using words such as anticipate, believe, plan, estimate, expect, intend and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and biotechnology issues; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities; stock market fluctuation and volatility; and the resolution of the current uncertainties relating to the Mexican HFCS tax. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled “Report of Management,” “Report of Independent Auditors,” “Consolidated Financial Statements and Notes” and “Supplemental Financial Information.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There have been no changes in the Company’s internal controls over financial reporting subsequent to the date of our evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings “Board of Directors,” “Matters To Be Acted Upon - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”) and the information contained under the heading “Executive Officers of the Registrant” in Item 1 hereof is incorporated herein by reference. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller. The code of ethics is posted on the Company’s Internet website address, which is www.cornproducts.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained under the headings “Equity Compensation Plan Information as of December 31, 2003” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the heading “2002 and 2003 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.

PART IV

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

Item 15(a)(3) Exhibits

     The Exhibits set forth in the accompanying Exhibit Index are filed as a part of this report. The following is a list of each exhibit that contains a management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report:

Exhibit Number
10.1
10.2
10.3
10.4
10.5
10.6
10.7
10.8
10.9
10.10
10.11

Item 15(b) Reports on Form 8-K

     On October 21, 2003, a current report on Form 8-K was filed furnishing the Company’s third quarter 2003 earnings release dated October 21, 2003.

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

Signature	Title

/s/ Samuel C. Scott III	Chairman, President and Chief Executive Officer

Samuel C. Scott III

/s/ Cheryl K. Beebe	Chief Financial Officer

Cheryl K. Beebe

/s/ Robin A. Kornmeyer	Controller

Robin A. Kornmeyer

*Richard J. Almeida	Director

Richard J. Almeida

*Luis Aranguren	Director

Luis Aranguren

*Guenther E. Greiner	Director

Guenther E. Greiner

*Ronald M. Gross	Director

Ronald M. Gross

*Karen L. Hendricks	Director

Karen L. Hendricks

*Bernard H. Kastory	Director

Bernard H. Kastory

Signature	Title

*William S. Norman	Director

William S. Norman

*James M. Ringler	Director

James M. Ringler

*Clifford B. Storms	Director

Clifford B. Storms

*By:	/s/ Marcia E. Doane

Marcia E. Doane
Attorney-in-fact

(Being the principal executive officer, the principal financial officer, the controller and all of the directors of Corn Products International, Inc.)

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 1-13397

3.2*	Amended By-Laws of the Company, filed as Exhibit 3.ii to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-13397

4.1*	Rights Agreement dated as of November 19, 1997 (Amended and Restated as of September 9, 2002), between the Company and The Bank of New York, filed as Exhibit 4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-13397

4.2*	Certificate of Designation for the Company’s Series A Junior Participating Preferred Stock, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-Al2B, File No. 1-13397

4.3*	3-Year Revolving Credit Agreement dated as of October 15, 2002 among the Company and the agent and banks named therein filed as Exhibit 4.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2002

4.4*	First Amendment to 3-Year Revolving Credit Agreement dated October 17, 2003, filed as Exhibit 10 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003

4.5*	Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company’s current report on Form 8-K, File No. 1-13397, as amended by First Supplemental Indenture filed on July 8, 2002 as Exhibit 99.4 to the Company’s current report on Form 8-K, File No. 1-13397, and by Second Supplemental Indenture filed on November 18, 2002 as Exhibit 4 to the Company’s current report on Form 8-K, File No. 1-13397

4.6*	First Supplemental Indenture dated July 8, 2002 between the Company and The Bank of New York, as Trustee, filed on July 8, 2002 as Exhibit 99.4 to the Company’s current report on Form 8-K, File No. 1-13397

4.7*	Second Supplemental Indenture dated November 18, 2002 between the Company and The Bank of New York, as Trustee, filed on November 18, 2002 as Exhibit 4 to the Company’s current report on Form 8-K, File No. 1-13397

10.1*	Amended and Restated 1998 Stock Incentive Plan, dated February 12, 2003, filed as Exhibit 4(d) to the Company’s registration statement on Form S-8 filed as of May 29, 2003, File No. 333-105660

10.2**	Deferred Stock Unit Plan of the Company

10.3**	Form of Severance Agreement entered into by each of S.C. Scott, E.J. Northacker, J.W. Ripley, J.L. Fiamenghi and M.E. Doane (the “Named Executive Officers”)

Exhibit No.	Description

10.4*	Form of Amendment to Executive Severance Agreement entered into by each of the Named Executive Officers, filed as Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397

10.5**	Form of Indemnification Agreement entered into by each of the members of the Company’s Board of Directors and the Named Executive Officers

10.6*	Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844

10.7*	Supplemental Executive Retirement Plan (Amended and Restated as of January 1, 2001), filed as Exhibit 10 to the Company’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2002, File No. 1-13397

10.8**	Executive Life Insurance Plan

10.9**	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397

10.10*	Annual Incentive Plan, filed as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 1999, File No. 1-13397

10.11*	Performance Plan, filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 1999, File No. 1-13397

10.12**	Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods

10.13*	Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the Company’s Registration Statement on Form S-8, File No. 333-43525

11.1	Earnings Per Share Computation

12.1	Computation of Ratio of Earnings to Fixed Charges

13.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes

18.1*	Preferability letter from KPMG, filed as Exhibit 18.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1	Power of Attorney

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as indicated in the exhibit description.

**	Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.