Form 10-Q
period 2004-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2004-05-07
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2004
Common Stock, $.01 par value	36,458,847 shares

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Net sales before shipping and handling costs	$592.3	$518.0
Less: shipping and handling costs	41.9	38.6

Net sales	550.4	479.4
Cost of sales	455.9	410.6

Gross profit	94.5	68.8
Operating expenses	40.3	34.6
Other income, net	—	1.3

Operating income	54.2	35.5
Financing costs	9.5	9.2

Income before income taxes and minority interest	44.7	26.3
Provision for income taxes	16.1	9.5

	28.6	16.8
Minority interest in earnings	2.9	3.2

Net income	$25.7	$13.6

Weighted average common shares outstanding:
Basic	36.2	35.7
Diluted	36.7	35.9
Earnings per common share:
Basic	$0.71	$0.38
Diluted	$0.70	$0.38

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$115	$70
Accounts receivable — net	306	252
Inventories	196	215
Prepaid expenses	14	10

Total current assets	631	547

Property, plant and equipment — net	1,180	1,187
Goodwill and other intangible assets	327	319
Deferred income tax assets	58	61
Investments	28	29
Other assets	63	67

Total assets	$2,287	$2,210

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$87	$98
Accounts payable and accrued liabilities	305	296

Total current liabilities	392	394

Non-current liabilities	117	112
Long-term debt	452	452
Deferred income taxes	208	196
Minority interest in subsidiaries	76	78
Redeemable common stock (1,913,500 shares issued and outstanding at March 31, 2004 and December 31, 2003) stated at redemption price	74	67
Stockholders’ equity
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 35,746,387 shares issued at March 31, 2004 and December 31, 2003	1	1
Additional paid in capital	999	1,006
Less: Treasury stock (common stock; 1,333,998 and 1,494,101 shares at March 31, 2004 and December 31, 2003, respectively) at cost	(31)	(35)
Deferred compensation — restricted stock	(2)	(3)
Accumulated other comprehensive loss	(305)	(343)
Retained earnings	306	285

Total stockholders’ equity	968	911

Total liabilities and equity	$2,287	$2,210

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2004	2003
Net income	$26	$14
Comprehensive income:
Unrealized gains on cash flow hedges, net of income tax effect of $21 million and $- million, respectively	34	2
Reclassification adjustment for gains on cash flow hedges included in net income, net of income tax effect of $4 million	(6)	—
Currency translation adjustment	10	8

Comprehensive income	$64	$24

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS' EQUITY
		Additional			Accumulated Other		Redeemable
	Common	Paid-In		Deferred	Comprehensive	Retained	Common
(in millions)	Stock	Capital	Treasury Stock	Compensation	Income (Loss)	Earnings	Stock
Balance, December 31, 2003	$1	$1,006	$(35)	$(3)	$(343)	$285	$67

Net income						26
Dividends declared						(5)
Unrealized gains on cash flow hedges, net of income tax effect of $21 million					34
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $4 million					(6)
Issuance of common stock on exercise of stock options			4
Amortization to compensation expense of restricted common stock				1
Change in fair value of redeemable common stock		(7)					7
Currency translation adjustment					10

Balance, March 31, 2004	$1	$999	$(31)	$(2)	$(305)	$306	$74

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2004	2003
Cash provided by (used for) operating activities:
Net income	$26	$14
Non-cash charges (credits) to net income:
Depreciation and amortization	25	25
Minority interest in earnings	3	3
Changes in working capital:
Accounts receivable and prepaid items	(7)	(14)
Inventories	19	(8)
Accounts payable and accrued liabilities	3	(25)
Other	6	2

Cash provided by (used for) operating activities	75	(3)

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(15)	(7)
Payments for acquisitions	—	(48)
Other	1	—

Cash used for investing activities	(14)	(55)

Cash provided by (used for) financing activities:
Proceeds from borrowings	3	80
Payments on debt	(19)	(16)
Issuance of common stock	4	--
Dividends paid	(4)	(4)

Cash provided by (used for) financing activities	(16)	60

Effect of foreign exchange rate changes on cash	—	1

Increase in cash and cash equivalents	45	3
Cash and cash equivalents, beginning of period	70	36

Cash and cash equivalents, end of period	$115	$39

See Notes To Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

1. Interim Financial Statements

     References to the “Company” are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended March 31, 2004 and 2003, and the financial position of the Company as of March 31, 2004. The results for the interim periods are not necessarily indicative of the results expected for the full years.

     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on previously recorded net income.

2. Stock-based Compensation

     The Company accounts for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Employee compensation cost related to restricted stock grants is recognized ratably over the vesting period.

     Amounts charged to compensation expense for amortization of restricted stock for the three months ended March 31, 2004 and 2003 were $0.5 million and $0.4 million, respectively. However, no employee compensation cost related to common stock options is reflected in net income, as each option granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

Compensation,” to all awards of common stock options for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2004	2003
Net income, as reported	$25.7	$13.6
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.3	0.2
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(0.5)

Pro forma net income	$25.3	$13.3

Earnings per share:
Basic — as reported	$0.71	$0.38
Basic — pro forma	$0.70	$0.37
Diluted — as reported	$0.70	$0.38
Diluted — pro forma	$0.69	$0.37

3. Inventories

Inventories are summarized as follows:

	At	At
	March 31,	December 31,
(in millions)	2004	2003
Finished and in process	$95	$96
Raw materials	68	86
Manufacturing supplies and other	33	33

Total inventories	$196	$215

4. Segment Information

     The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. Its North America operations include corn-refining businesses in the United States, Canada and Mexico. The Company’s South America operations include corn-refining businesses in Brazil, Colombia, Ecuador and the Southern Cone of South America, which includes Argentina, Chile and Uruguay. The Company’s Asia/Africa operations include corn-refining businesses in Korea, Pakistan, Malaysia and Kenya, and a tapioca root processing operation in Thailand.

	Three Months Ended
	March 31,
(in millions)	2004	2003
Net Sales
North America	$338.9	$307.3
South America	135.9	105.4
Asia/Africa	75.6	66.7

Total	$550.4	$479.4

Operating Income
North America	$24.0	$11.9
South America	23.4	16.3
Asia/Africa	16.6	13.5
Corporate	(9.8)	(6.2)

Total	$54.2	$35.5

	At	At
(in millions)	March 31, 2004	December 31, 2003
Total Assets
North America	$1,453	$1,380
South America	460	468
Asia/Africa	374	362

Total	$2,287	$2,210

5. Net Periodic Benefit Cost

     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three months ended March 31, 2004 and 2003:

	U.S. Plans		Non-U.S. Plans
(in millions)	2004	2003	2004	2003
Service cost	$0.6	$0.5	$0.4	$0.3
Interest cost	0.9	0.8	1.0	0.7
Expected return on plan assets	(0.8)	(0.7)	(1.2)	(0.9)
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial loss	—	—	0.1	0.1

Net pension cost	$0.8	$0.7	$0.3	$0.2

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to make cash contributions of $8 million to its US and $3 million to its Canadian pension plans in 2004. As of March 31, 2004, $0.6 million in pension contributions were made to the Canadian pension plan.

The following sets forth the components of net postretirement benefit cost for the three months ended March 31, 2004 and 2003, respectively:

(in millions)	2004	2003
Service cost	$0.3	$0.3
Interest cost	0.6	0.5
Amortization of prior service benefit	—	(0.1)
Amortization of net actuarial loss	0.1	—

Net postretirement benefit cost	$1.0	$0.7

6. New Accounting Standards

     In December 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (the “Medicare Act”) was enacted into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     In the first quarter of 2004, a proposed Financial Accounting Standards Board Staff Position (“FSP 106-b”) was issued providing guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-b will supersede FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

     The guidance in FSP 106-b related to the accounting for the subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Medicare Act and (b) the expected subsidy will offset or reduce the employer’s share of the costs of postretirement prescription drug coverage provided by the plan. The FSP also provides guidance for the disclosures about the effects of the subsidy for employers that sponsor postretirement health care benefit plans that provide prescription drug coverage but for which the employer has not yet determined actuarial equivalency. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The Company is currently evaluating the effect of the Medicare Act and FSP 106-b on its postretirement health care plans.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

     We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients and industrial products derived from the wet milling and processing of corn and other starch-based materials. Our starches, sweeteners and other products serve as ingredients to more than sixty industries throughout the world. The corn refining industry is highly competitive. Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry. However, we have twenty-seven manufacturing plants located throughout North America, South America and Asia/Africa and we manage and operate our businesses at a local level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.

     First quarter 2004 was a strong quarter for us as net sales, operating income, net income and diluted earnings per share grew significantly over the comparable prior year period. Increased sales volume world-wide, improved price/product mix and stronger foreign currencies drove these improvements. We anticipate that full year 2004 net income will grow over 2003, driven principally by a strong first half of the year. We currently expect full year 2004 diluted earnings per share to increase in the range of 12 to 17 percent over the $2.11 per diluted share we earned in 2003.

Results of Operations

For The Three Months Ended March 31, 2004
With Comparatives for the Three Months Ended March 31, 2003

     Net Income. Net income for the quarter ended March 31, 2004 increased to $25.7 million, or $0.70 per diluted share, from $13.6 million, or $0.38 per diluted share, in the first quarter of 2003. The increase in earnings principally reflects higher sales volumes, improved price/product mix and favorable translation effects attributable to stronger foreign currencies relative to the US dollar. Additionally, our ongoing focus on cost control contributed to the earnings improvement.

     Net Sales. First quarter net sales totaled $550 million, up 15 percent from first quarter 2003 net sales of $479 million. The increase principally reflects 8 percent volume growth and a 6 percent increase attributable to stronger foreign currencies. Price/product mix improvement also contributed to the increase.

     North American net sales for first quarter 2004 increased 10 percent to $339 million, from $307 million in the same period last year, as sales increased throughout the region. North American sales volume grew 5 percent, price/product mix improved 2 percent and favorable currency translation attributable to a stronger Canadian dollar contributed 3 percent to the net sales increase. In South America, first quarter 2004 net sales increased 29 percent to $136 million, from $105 million in first quarter 2003, reflecting strong volume growth (up 17 percent)

and a 17 percent improvement attributable to stronger local currencies, partially offset by a 5 percent reduction attributable to lower price/product mix. In Asia/Africa, first quarter 2004 net sales increased 13 percent to $76 million, from $67 million in the year-ago period, reflecting volume growth of 7 percent, price/product mix improvement of 3 percent and a 3 percent increase attributable to stronger Asian currencies. Our new glucose operation in Thailand contributed to the region’s growth.

     Cost of Sales and Operating Expenses. Cost of sales of $456 million for first quarter 2004 was up 11 percent from $411 million in the prior year period, mainly due to increased volume and higher corn costs. Gross profit margin was 17 percent, up from 14 percent last year, primarily reflecting volume growth and improved product selling prices. Additionally, our ongoing focus on cost control contributed to the improved gross profit margin.

     First quarter 2004 operating expenses increased to $40.3 million from $34.6 million last year. First quarter 2004 operating expenses, as a percentage of net sales, was 7.3 percent, up slightly from 7.2 percent a year ago. We continue to focus on cost control while growing our business.

     Operating Income. First quarter 2004 operating income increased 53 percent to $54.2 million, from $35.5 million a year ago, reflecting earnings growth in each of our regions. North America operating income of $24.0 million more than doubled from $11.9 million in the first quarter of 2003, primarily reflecting higher sales volume, improved price/product mix and favorable currency translation effects attributable to a stronger Canadian dollar. South America operating income of $23.4 million for first quarter 2004 increased 44 percent from $16.3 million in the prior year period, mainly due to significant volume growth and favorable currency translation effects attributable to stronger local currencies throughout the region. Asia/Africa operating income increased 23 percent to $16.6 million, from $13.5 million a year ago, reflecting volume growth, improved price/product mix and favorable currency translation attributable to stronger Asian currencies.

     Financing Costs. Financing costs for first quarter 2004 increased slightly to $9.5 million from $9.2 million last year, principally due to foreign currency transaction losses that more than offset lower interest costs attributable to reduced indebtedness and lower interest rates.

     Provision for Income Taxes. The effective income tax rate for first quarter 2004 was 36 percent, unchanged from the prior year period.

     Minority Interest in Earnings. The decrease in minority interest for first quarter 2004 reflects the effect of our March 2003 purchase of the remaining interest in our now wholly-owned Southern Cone of South America business, partially offset by increased earnings at our majority-owned subsidiaries in Korea, Pakistan and Thailand.

     Comprehensive Income. The Company recorded comprehensive income of $64 million for the first quarter of 2004, up from $24 million in the same period last year. The increase principally reflects unrealized gains on cash flow hedges (net of income taxes) relating to corn and gas purchases, and an increase in net income.

Mexican Tax on Beverages Sweetened with HFCS/Recoverability of Mexican Assets

     On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which effectively ended the use of HFCS for beverages in Mexico, we ceased production of HFCS 55 at our San Juan del Rio plant, one of our four plants in Mexico. As of March 31, 2004 the tax continues in place, although we have resumed limited sales of HFCS to certain beverage customers.

We continue to be disappointed with the Mexican Congress’ failure to repeal the tax and are exploring options for resolving the situation and minimizing any potential long-term negative financial impact that might occur. Discussions with government officials continue regarding the matter. These officials have implied on several occasions that a resolution of the matter is expected, however a resolution has not been achieved. We continue to support the ongoing bilateral trade efforts between individual groups representing interests in both the United States and Mexico to resolve the HFCS issue. Although we are hopeful that this matter will ultimately be resolved, we cannot predict with any certainty the likelihood or timing of repeal of the tax. We are attempting to mitigate the negative effects of the tax on HFCS demand in Mexico by exploring other markets for our HFCS production capability in and around Mexico. We have also restructured our Mexican operations in an effort to improve efficiency and reduce operating costs. On October 21, 2003, we submitted an arbitration claim against the Government of Mexico under the provisions of the North American Free Trade Agreement (“NAFTA”). The claim is for approximately $325 million as compensation for past and potential lost profits and other damages arising from the Government of Mexico’s imposition of the discriminatory tax on beverages containing HFCS. In addition, on March 14, 2004, the United States Government filed a complaint with the World Trade Organization accusing Mexico of imposing unfair taxes on beverages sweetened with HFCS.

Until there is a favorable resolution of the tax, we expect that we will be unable to make any significant sales of HFCS to the beverage industry in Mexico and our operating results and cash flows will continue to be adversely affected.

Our ability to fully recover the carrying value of our long-term investment in Mexico, which consists primarily of goodwill and property, plant and equipment associated with our Mexican operations, is dependent upon the generation of sufficient cash flows from the use or other disposition of these assets. Our ability to generate these cash flows will be significantly affected by a variety of factors, including the timing and permanence of a repeal, if any, of the tax, the timing and extent of any recovery in the demand for HFCS by the Mexican beverage industry, the extent to which alternative markets for HFCS develop in and around Mexico, the success of our restructuring activities in Mexico, and the amount of the proceeds received from the resolution of the our NAFTA claim against the Government of Mexico, if any, as well as by management’s ability to develop and implement a successful alternative long-term business strategy in Mexico. Based on our long-term forecasts of operating results, including the assumptions described below, we believe that we will generate sufficient cash flows from the use or other disposition of these long-term assets to fully recover their carrying values, and accordingly, no impairment of either goodwill or other long-term assets related to Mexico was recognized as of March 31, 2004.

In developing our current estimates of the cash flows that we expect to be generated from our Mexican operations, we have assumed that the tax will be repealed during 2004 and that sales of HFCS to the Mexican beverage industry will return to the levels they had attained prior to the imposition of the tax by the beginning of 2005. Under these assumptions, the estimated fair value of our Mexican business exceeds its carrying amount by approximately $80 million. The assumptions used to formulate our cash flow estimates are subject to change in the future based on business conditions as well as events affecting the likelihood of repeal of the tax and the results of the impairment calculations could be significantly different if performed at a later date. In the event that the tax is not ultimately repealed or that actual results differ from those assumed, the Company could be required to recognize an impairment of goodwill and the amount of such impairment could be material. It may also require a further reorganization of our Mexican operation. The carrying value of the goodwill related to our Mexican operations was approximately $120 million at March 31, 2004.

In formulating the current assumptions upon which our cash flow projections are based, we have considered several developments relating to the tax, including the following: (i) there continues to be a sugar shortage in Mexico, caused in part by the tax, which shortage has caused the price of sugar to increase approximately 30 percent in Mexico; (ii) in the third quarter of 2003, the United States Senate Finance Committee held hearings on concerns relating to Mexican barriers to U.S. agriculture exports and members urged an immediate solution to the sweetener dispute, absent which they stated that they would be forced to explore counter measures affecting Mexico’s export interests, such as imposing trade duties on certain Mexican products; (iii) beginning in the third quarter of 2003, a delegation of United States sugar and HFCS producers and corn growers began to meet with representatives of the Mexican sugar industry in an attempt to work out a solution, the latest meetings haven been held on April 21 and 22, 2004; and (iv) in the fourth quarter of 2003, two other United States based companies notified the Mexican government of their intent to jointly file an arbitration claim for compensation under the investment provisions of NAFTA. We believe that the combination of these and other factors could be beneficial in resolving this matter.

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

We could have used different assumptions in making our calculations of potential impairment related to our Mexican business. For example, if we assumed that the tax would not be repealed until significantly later than 2004, our projections of future cash flows in Mexico would be materially different. In the event that the tax is not repealed and unless the Company could develop an alternate business strategy that offsets the loss of the Mexican HFCS business, we could be required to recognize an impairment of goodwill and the amount of such impairment could be material. While we believe that the tax will ultimately be repealed, we have nevertheless continued to develop, and in some cases to implement, an alternative business strategy with respect to our Mexican operations. This strategy includes, among other things, the following: (i) developing new uses and new customers for HFCS; (ii) increasing sales of our current product portfolio, as well as developing new products for the region; and (iii) continuing our cost reduction program. No assurance can be given that any such alternative business strategy developed and implemented would offset the loss of revenue and profits from the Mexican HFCS business.

As previously stated, we are continuing our efforts to gain repeal of the tax, and at the same time, are pursuing the implementation of the alternative business strategies outlined above.

However, notwithstanding the developments outlined above, there have been no formal actions toward the repeal of the tax. While we continue to believe that the tax will be repealed and that the profitability of the Mexican operations will return to pre-2002 levels, we will continue to reevaluate certain of the key assumptions underlying our cash flow projections, including the impact on such assumptions of the lack of positive developments in the near future. We believe a continued lack of definitive results in negotiations with the Mexican Government leading to the repeal of the tax would substantially increase the likelihood that an impairment charge would be required. The amount of such non-cash charge, if any, will depend on our assessment of the factors identified above on expected future cash flow.

Liquidity and Capital Resources

     At March 31, 2004, our total assets were $2,287 million, up from $2,210 million at December 31, 2003. This increase primarily reflects strong cash flow, an increase in non-trade accounts receivable principally attributable to a rise in the value of commodity futures contracts, and translation effects associated with stronger local currencies, particularly in South America and Korea.

     Cash provided by operating activities was $75 million for first quarter 2004, up $78 million from first quarter 2003. The increase in operating cash flow principally reflects higher net income and a $62 million improvement in cash generated from changes in working capital, as compared with the prior year period. The increase in cash flow from working capital changes mainly reflects improved inventory and accounts payable management. Capital expenditures of $15 million for first quarter 2004 are in line with our capital spending plan for the year, which is currently expected to approximate $90 million for full year 2004. Included in this estimate are expenditures relating to our previously announced proposed $100 million capital project at our Argo plant located in Bedford Park, Illinois. The proposed project will include the shutdown and replacement of the plant’s three current coal-fired boilers with one environmentally sound coal-fired boiler. This project will also reduce the plant’s emissions as well as provide more efficient and effective energy production. An application requesting the issuance of a construction permit was submitted to the Illinois Environmental Protection Agency (“IEPA”) in September. Pending receipt of an IEPA permit, ground breaking on the project is anticipated to occur in the second half of 2004 and the project is expected to be completed in the second quarter of 2006.

     We have a $150 million revolving credit facility in the United States that extends to October 15, 2006, and under which there were no outstanding borrowings at March 31, 2004. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At March 31, 2004, the Company had total debt outstanding of $539 million compared to $550 million at December 31, 2003. The debt outstanding includes: $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and $87 million of consolidated subsidiary short-term indebtedness, including borrowings outstanding under local country operating credit lines. The weighted average interest rate on consolidated subsidiary debt was approximately 5.3 percent for the first three months of 2004. The Company has interest rate swap agreements that effectively convert the interest rate associated with the Company’s 8.45 percent senior notes to a variable interest rate. The fair value of these interest rate swap agreements approximated $25 million and $22 million at March 31, 2004 and December 31, 2003, respectively.

     On March 24, 2004, our board of directors declared a quarterly cash dividend of $0.12 per share of common stock. The cash dividend was paid on April 26, 2004 to stockholders of record at the close of business on March 31, 2004.

     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the three months ended March 31, 2004.

ITEM 4
CONTROLS AND PROCEDURES

     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting subsequent to the date of our evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2
CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchase of Equity Securities:

Maximum Number
			Total Number of	(or Approximate
	Total	Average	Shares Purchased	Dollar Value) of
	Number	Price	as part of Publicly	Shares that may
	Of Shares	Paid	Announced Plans	yet be Purchased
(shares in thousands)	Purchased	Per Share	or Programs	Under the Plans or Programs
Jan. 1 — Jan. 31, 2004	—	—	—	3,450 shares
Feb. 1 — Feb. 29, 2004	—	—	—	3,450 shares
March 1 — March 31, 2004	—	—	—	3,450 shares
Total	—		—

On September 16, 1998, the Company’s Board of Directors approved a stock repurchase program of up to 2 million shares. On January 21, 2000, the Company’s Board of Directors authorized an increase in the Company’s stock repurchase program from 2 million shares to 6 million shares of common stock over a 5-year period.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

b)	Reports on Form 8-K

On February 9, 2004, a current report on Form 8-K was filed furnishing, among other things, the Company’s fourth quarter 2003 earnings release dated January 29, 2003.

All other items hereunder are omitted because either such item is inapplicable or the response is negative.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORN PRODUCTS INTERNATIONAL, INC.
DATE: May 7, 2004	By /s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: May 7, 2004	By /s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit
11	Statement re: computation of earnings per share
31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002
31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002