Form 10-Q
period 2004-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2004-08-06
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

COMMISSION FILE NUMBER 1-13397

CORN PRODUCTS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

22-3514823
(I.R.S. Employer Identification Number)

5 WESTBROOK CORPORATE CENTER, WESTCHESTER, ILLINOIS (Address of principal executive offices)	60154 (Zip Code)

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $.01 par value	OUTSTANDING AT JULY 31, 2004 36,868,976 shares

PART I FINANCIAL INFORMATION

     ITEM 1

     FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

     (In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales before shipping and handling costs	$615.5	$583.3	$1,207.8	$1,101.3
Less: shipping and handling costs	43.5	44.0	85.4	82.6

Net sales	572.0	539.3	1,122.4	1,018.7
Cost of sales	480.4	460.3	936.3	870.9

Gross profit	91.6	79.0	186.1	147.8
Operating expenses	40.4	35.9	80.7	70.5
Other income (expense), net	2.3	(0.7)	2.2	0.6

Operating income	53.5	42.4	107.6	77.9
Financing costs	8.1	10.0	17.5	19.2

Income before income taxes and minority interest	45.4	32.4	90.1	58.7
Provision for income taxes	13.6	11.7	29.7	21.1

	31.8	20.7	60.4	37.6
Minority interest in earnings	2.3	2.5	5.2	5.8

Net income	$29.5	$18.2	$55.2	$31.8

Weighted average common shares outstanding:
Basic	36.5	36.0	36.4	35.9
Diluted	37.2	36.2	36.9	36.0
Earnings per common share:
Basic	$0.81	$0.50	$1.51	$0.88
Diluted	$0.79	$0.50	$1.49	$0.88

     See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

     ITEM I

     FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

     (In millions, except per share amounts)

	June 30,	December 31,
	2004	2003
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$144	$70
Accounts receivable – net	289	252
Inventories	229	215
Prepaid expenses	10	10

Total current assets	672	547

Property, plant and equipment – net	1,157	1,187
Goodwill and other intangible assets	327	319
Deferred income tax assets	57	61
Investments	28	29
Other assets	55	67

Total assets	$2,296	$2,210

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$98	$98
Accounts payable and accrued liabilities	311	296

Total current liabilities	409	394

Non-current liabilities	105	112
Long-term debt	479	452
Deferred income taxes	189	196
Minority interest in subsidiaries	79	78
Redeemable common stock (1,223,500 and 1,913,500 shares issued at June 30, 2004 and December 31, 2003, respectively) stated at redemption price	55	67
Stockholders’ equity
Preferred stock – authorized 25,000,000 shares- $0.01 par value – none issued	—	—
Common stock – authorized 200,000,000 shares- $0.01 par value – 36,436,387 and 35,746,387 shares issued at June 30, 2004 and December 31, 2003, respectively	1	1
Additional paid in capital	1,018	1,006
Less: Treasury stock (common stock; 826,446 and 1,494,101 shares at June 30, 2004 and December 31, 2003, respectively) at cost	(16)	(35)
Deferred compensation – restricted stock	(2)	(3)
Accumulated other comprehensive loss	(352)	(343)
Retained earnings	331	285

Total stockholders’ equity	980	911

Total liabilities and equity	$2,296	$2,210

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

     ITEM 1

     FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2004	2003	2004	2003
Net income	$30	$18	$55	$32
Comprehensive income (loss):
Net (losses) gains on cash flow hedges, net of income tax effect of $14 million, $2 million, $5 million and $0.6 million, respectively	(25)	(3)	9	(1)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $1 million, $3 million, $4 million and $3 million, respectively	(2)	6	(8)	6
Currency translation adjustment	(20)	46	(10)	54

Comprehensive (loss) income	($17)	$67	$46	$91

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

     ITEM 1

     FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

				STOCKHOLDERS’ EQUITY

		Additional			Accumulated Other		Redeemable
	Common	Paid-In	Treasury	Deferred	Comprehensive	Retained	Common
(in millions)	Stock	Capital	Stock	Compensation	Income (Loss)	Earnings	Stock
Balance, December 31, 2003	$1	$1,006	$(35)	$(3)	$(343)	$285	$67

Net income						55
Dividends declared						(9)
Net gains on cash flow hedges, net of income tax effect of $5 million					9
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $4 million					(8)
Issuance of common stock on exercise of stock options			19
Amortization to compensation expense of restricted common stock				1
Change in fair value and number of shares of redeemable common stock outstanding		12					(12)
Currency translation adjustment					(10)

Balance, June 30, 2004	$1	$1,018	$(16)	$(2)	$(352)	$331	$55

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

     ITEM 1

     FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash provided by (used for) operating activities:
Net income	$55	$32
Non-cash charges (credits) to net income:
Depreciation	51	51
Minority interest in earnings	5	6
Changes in working capital:
Accounts receivable and prepaid items	(30)	7
Inventories	(16)	(7)
Accounts payable and accrued liabilities	13	(27)
Other	1	3

Cash provided by operating activities	79	65

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(31)	(27)
Payments for acquisitions, net	(2)	(48)
Other	1	—

Cash used for investing activities	(32)	(75)

Cash provided by (used for) financing activities:
Proceeds from borrowings	31	41
Payments on debt	(8)	(16)
Issuance of common stock	18	2
Dividends paid	(14)	(11)

Cash provided by financing activities	27	16

Effect of foreign exchange rate changes on cash	—	1

Increase in cash and cash equivalents	74	7
Cash and cash equivalents, beginning of period	70	36

Cash and cash equivalents, end of period	$144	$43

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

     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2004 and 2003, and the financial position of the Company as of June 30, 2004. The results for the interim periods are not necessarily indicative of the results expected for the full years.

     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on previously recorded net income.

2. Stock-based Compensation

     The Company accounts for stock-based compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Employee compensation cost related to restricted stock grants is recognized ratably over the vesting period.

     Amounts charged to compensation expense for amortization of restricted stock for the three months ended June 30, 2004 and 2003 were $0.4 million and $0.3 million, respectively, and $0.7 million for the six months ended June 30, 2004 and 2003. However, no compensation cost related to common stock options granted to employees is reflected in net income, as each option granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to all stock-based compensation awards for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$29.5	$18.2	$55.2	$31.8
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.3	0.2	0.5	0.4
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)	(0.5)	(1.5)	(1.0)

Pro forma net income	$29.0	$17.9	$54.2	$31.2

Earnings per share:
Basic – as reported	$0.81	$0.50	$1.51	$0.88
Basic – pro forma	$0.79	$0.49	$1.49	$0.86
Diluted – as reported	$0.79	$0.50	$1.49	$0.88
Diluted – pro forma	$0.78	$0.49	$1.47	$0.86

3. Inventories

      Inventories are summarized as follows:

	At	At
	June 30,	December 31,
	2004	2003
(in millions)
Finished and in process	$97	$96
Raw materials	97	86
Manufacturing supplies and other	35	33

Total inventories	$229	$215

4. Korean Debt Refinancing

     On April 6, 2004, the Company’s consolidated Korean subsidiary, Doosan Corn Products Korea Inc. (“DCPK”) entered into a 3-year, $17.5 million (US) floating rate term loan agreement to refinance certain local indebtedness. Concurrently, DCPK entered into a cross currency interest rate swap agreement that effectively converts the 3-year US dollar floating rate term loan to a 3-year, fixed rate (5.4 percent) 20 billion Korean Won obligation. Interest is payable quarterly in July, October, January and April.

     Also on April 6, 2004, DCPK sold, in privately placed transactions, two 10 billion Korean Won floating rate bonds (each approximating $8.7 million US) to refinance certain local indebtedness. The bonds mature on April 6, 2005 and April 6, 2006, respectively. Interest is payable monthly.

5. Redeemable Common Stock

     The Company has an agreement with certain common stockholders (collectively the “holder”), a representative of which serves on the Company’s Board of Directors, that provides the holder with the right to require the Company to repurchase the underlying common shares for cash at a price equal to the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding the date that the holder exercises the put option. The holder can also elect to sell the common shares on the open market, subject to certain restrictions. The common shares subject to the put option are classified as redeemable common stock in the Company’s Condensed Consolidated Balance Sheets.

     During the second quarter of 2004 the holder sold 690,000 shares of redeemable common stock in open market transactions, thereby reducing the number of redeemable common shares to 1,223,500 shares at June 30, 2004. The carrying value of the redeemable common stock was $55 million at June 30, 2004 and $67 million at December 31, 2003, based on the average of the closing per share market prices of the Company’s common stock for the 20 trading days immediately preceding the respective balance sheet dates ($45.03 per share and $35.20 per share at June 30, 2004 and December 31, 2003, respectively). Adjustments to mark the redeemable common stock to market value are recorded directly against additional paid-in capital in the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheets.

     Under the terms of the agreement, the holder has the right to nominate a qualified nominee to the Company’s Board of Directors as long as the holder continues to hold at least 1,235,293 shares of the Company’s common stock and such holdings represent at least 2.5 percent of the total outstanding shares of the Company’s common stock. Pursuant to the agreement, the holder designated a qualified nominee in February 2003 who was elected as a Class III Director at the Company’s annual stockholders meeting in May 2003 and will continue in office until the end of his term in 2006. However, as a result of the sales of the Company’s common stock by the holder, described above, the holder no longer holds the number of shares required to nominate a qualified nominee.

6. Segment Information

     The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. Its North America operations include corn-refining businesses in the United States, Canada and Mexico. The Company’s South America operations include corn-refining businesses in Brazil, Colombia, Ecuador, Peru and the Southern Cone of South America, which includes Argentina, Chile and Uruguay. The Company’s Asia/Africa operations include corn-refining businesses in Korea, Pakistan, Malaysia and Kenya, and a tapioca root processing operation in Thailand.

     Summary financial information for each geographic region is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Net Sales
North America	$362.5	$345.9	$701.4	$653.2
South America	131.5	119.3	267.4	224.7
Asia/Africa	78.0	74.1	153.6	140.8

Total	$572.0	$539.3	$1,122.4	$1,018.7

Operating Income
North America	$24.0	$14.4	$48.0	$26.3
South America	24.2	20.3	47.6	36.6
Asia/Africa	13.0	14.6	29.6	28.1
Corporate	(7.7)	(6.9)	(17.6)	(13.1)

Total	$53.5	$42.4	$107.6	$77.9

	At	At
(in millions)	June 30, 2004	December 31, 2003
Total Assets
North America	$1,453	$1,380
South America	450	468
Asia/Africa	393	362

Total	$2,296	$2,210

7. Net Periodic Benefit Cost

     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three and six months ended June 30, 2004 and 2003:

(in millions)	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$0.6	$0.5	$0.4	$0.3	$1.2	$1.0	$0.8	$0.6
Interest cost	0.9	0.8	1.0	0.7	1.8	1.6	2.0	1.4
Expected return on plan assets	(0.8)	(0.7)	(1.2)	(0.9)	(1.6)	(1.4)	(2.4)	(1.8)
Amortization of prior service cost	0.1	0.1	—	—	0.2	0.2	—	—
Amortization of net actuarial loss	—	—	0.1	0.1	—	—	0.2	0.2

Net pension cost	$0.8	$0.7	$0.3	$0.2	$1.6	$1.4	$0.6	$0.4

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to make cash contributions of $8 million to its US and $3 million to its Canadian pension plans in 2004. As of June 30, 2004, $5.5 million in pension contributions were made to the US plans, and $1.3 million in pension contributions were made to the Canadian plans.

     The following sets forth the components of the net postretirement benefit cost for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.6	0.5	1.2	1.0
Amortization of prior service benefit	—	(0.1)	—	(0.2)
Amortization of net actuarial loss	0.1	—	0.2	—

Net postretirement benefit cost	$1.0	$0.7	$2.0	$1.4

8. New Accounting Standards

     In December 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (the “Medicare Act”) was enacted into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     In the second quarter of 2004, a Financial Accounting Standards Board Staff Position (FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”) was issued providing guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP superseded FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.”

     The guidance in FSP FAS 106-2 related to the accounting for the subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Medicare Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004.

     The Company has determined that the prescription drug benefits under its hourly postretirement plan are actuarially equivalent to Medicare Part D, and has elected to adopt FSP FAS 106-2 prospectively, effective July 1, 2004. The adoption of FSP FAS 106-2 is not expected to have a material impact on the Company’s financial statements.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

     We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients and industrial products derived from the wet milling and processing of corn and other starch-based materials. Our starches, sweeteners and other products serve as ingredients to more than sixty industries throughout the world.The corn refining industry is highly competitive. Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry. However, we have twenty-seven manufacturing plants located throughout North America, South America and Asia/Africa and we manage and operate our businesses at a local level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.

     Second quarter and first half 2004 were strong periods for us as net sales, operating income, net income and diluted earnings per share grew significantly over the comparable prior year periods. Increased sales volume and improved price/product mix primarily drove these improvements. A reduction in our effective income tax rate and stronger foreign currencies, particularly in the first quarter, also contributed meaningfully to the improved results.While we anticipate a more difficult second half of the year, due principally to higher raw material and energy costs, we expect that full year 2004 net income will grow over 2003, reflecting our strong first half of the year. We currently expect full year 2004 diluted earnings per share to increase in the range of 21 to 26 percent over the $2.11 per diluted share we earned in 2003.

Results of Operations

For The Three Months and Six Months Ended June 30, 2004
With Comparatives for the Three Months and Six Months Ended June 30, 2003

     Net Income. Net income for the quarter ended June 30, 2004 increased $11.3 million to $29.5 million, or $0.79 per diluted share, from $18.2 million, or $0.50 per diluted share, in the second quarter of 2003.The increase in earnings principally reflects improved price/product mix, higher sales volumes, and a reduction in our effective income tax rate. Additionally, lower financing costs contributed to the earnings improvement. Net income for the six months ended June 30, 2004 increased to $55.2 million, or $1.49 per diluted share, from $31.8 million, or $0.88 per diluted share, in the prior year period. The year-over-year increase in earnings principally reflects sales volume growth, improved price/product mix, and favorable translation effects attributable to stronger foreign currencies relative to the US dollar. Additionally, lower financing costs and the reduction in the effective income tax rate contributed to the earnings improvement.

     Net Sales. Second quarter net sales totaled $572 million, up 6 percent from second quarter 2003 net sales of $539 million.The increase reflects price/product mix improvement of 3 percent, volume growth of 2 percent and a 1 percent increase attributable to stronger foreign currencies. First half 2004 net sales grew 10 percent to $1,122 million from $1,019 million a year ago. This increase reflects 5 percent volume growth, 2 percent price/product mix improvement and a 3 percent increase attributable to stronger foreign currencies.

     North American net sales for second quarter 2004 increased 5 percent to $363 million, from $346 million in the same period last year, as sales increased throughout the region. North American sales volume grew 2 percent, price/product mix improved 2 percent and favorable currency translation attributable to a stronger Canadian dollar contributed 1 percent to the net sales increase. For the six months ended June 30, 2004, North American net sales grew 7 percent to $701 million from $653 million a year ago. This increase reflects 3 percent volume growth, 2 percent price/product mix improvement and a 2 percent increase attributable to a stronger Canadian dollar.

     In South America, second quarter 2004 net sales grew 10 percent to $132 million, from $119 million in second quarter 2003, principally reflecting 8 percent volume growth and 2 percent price/product mix improvement. Additionally, foreign currency translation contributed slightly to the sales increase. For the six months ended June 30, 2004, South America net sales increased 19 percent to $267 million from $225 million in the prior year period. This increase reflects 12 percent volume growth and a 9 percent improvement attributable to stronger foreign currencies, which more than offset a 2 percent reduction due to lower price/product mix.

     In Asia/Africa, second quarter 2004 net sales increased 5 percent to $78 million, from $74 million in the year-ago period, reflecting price/product mix improvement of 10 percent and a 2 percent increase attributable to stronger Asian currencies, which more than offset a 7 percent volume decline principally due to a weaker Korean economy. For the six months ended June 30, 2004, Asia/Africa net sales rose 9 percent to $154 million, from $141 million a year ago. This increase reflects price/product mix improvement of 7 percent and a 2 percent increase attributable to stronger Asian currencies.Volume in the region was flat.

     Cost of Sales and Operating Expenses. Cost of sales of $480 million for second quarter 2004 was up 4 percent from $460 million in the prior year period. First half 2004 cost of sales increased 8 percent to $936 million from $871 million a year ago. These increases principally reflect increased volume and higher corn costs. Our gross profit margin for the second quarter and first half of 2004 was 16.0 percent and 16.6 percent,respectively, up from 14.7 percent and 14.5 percent last year. These improvements primarily reflect volume growth and higher product selling prices. Additionally, our ongoing focus on cost control contributed to the improved gross profit margins.

     Second quarter 2004 operating expenses increased to $40.4 million from $35.9 million last year. First half 2004 operating expenses increased to $80.7 million from $70.5 million last year. The increase in operating expenses for the second quarter and first half of 2004 includes, among other items, higher compensation-related costs and increased corporate governance costs related to the implementation of the provisions of the Sarbanes-Oxley Act of 2002. Operating expenses, as a percentage of net sales, were 7.1 percent and 7.2 percent for second quarter and first half 2004, respectively, up from 6.7 percent and 6.9 percent in the year-ago periods. We continue to focus on cost control while growing our business.

     Operating Income. Second quarter 2004 operating income increased 26 percent to $53.5 million, from $42.4 million a year ago, as increased earnings in North America and South America more than offset a decline in Asia/Africa. North America operating income of $24.0 million was up 67 percent from $14.4 million in the second quarter of 2003, primarily reflecting improved price/product mix and volume growth in the US and lower corn costs in Canada. South America operating income of $24.2 million for second quarter 2004 increased 19 percent from $20.3 million in the prior year period, driven by significantly higher earnings in Brazil where volume growth has been particularly strong. Asia/Africa operating income decreased 11 percent to $13.0 million, from $14.6 million last year.The year-ago period included a $1 million charge associated with the closure of our plant in Malaysia. The decline in the region primarily reflects lower earnings in Korea where higher corn and energy costs and reduced demand attributable to a weaker local economy negatively impacted our operations.

     Operating income for the six months ended June 30, 2004 increased 38 percent to $107.6 million from $77.9 million in the prior year period, driven by significant growth in North America and South America. North America operating income for the first half of 2004 grew 83 percent to $48.0 million, from $26.3 million a year ago, as earnings increased throughout the region. In South America, operating income increased 30 percent to $47.6 million from $36.6 million last year, reflecting significantly higher earnings in Brazil. Asia/Africa operating income of $29.6 million for first half 2004 was up 5 percent from $28.1 million a year ago, driven primarily by earnings growth in Pakistan and Thailand.

     Financing Costs. Financing costs for the second quarter and first half of 2004 decreased 19 percent and 9 percent, respectively, from the prior year periods. The declines principally reflect lower interest costs attributable to reduced indebtedness and lower interest rates, and to a lesser extent, the impact of capitalized interest. Foreign currency transaction losses partially offset the lower interest costs

     Provision for Income Taxes. The effective income tax rate for the three months and six months ended June 30, 2004 was 30 percent and 33 percent, respectively, down from 36 percent in the prior year periods. We expect that our full year 2004 effective tax rate will be 33 percent, down from 36 percent in 2003. The decrease mainly reflects a reduction in foreign income taxes attributable to a favorable tax ruling in a foreign jurisdiction.

     Minority Interest in Earnings. The decrease in minority interest for second quarter 2004 from a year ago reflects lower earnings in Korea, partially offset by increased earnings in Pakistan and Thailand. The decline for first half 2004 from last year reflects the effect of our March 2003 purchase of the remaining interest in our now wholly-owned Southern Cone of South America business and lower earnings in Korea, partially offset by increased earnings in Pakistan and Thailand.

     Comprehensive Income. The Company recorded a comprehensive loss of $17 million for the second quarter of 2004, as compared with comprehensive income of $67 million for the same period last year. For the first half of 2004, the Company recorded comprehensive income of $46 million, as compared with comprehensive income of $91 million a year ago. These decreases were mainly attributable to unfavorable variances in the currency translation adjustment, and, to a lesser extent, losses on cash flow hedges, particularly for second quarter 2004. Increased net income partially offset these decreases. The unfavorable variances in the currency translation adjustment primarily reflect the effects of significant strengthening in end of period foreign currencies in the year-ago periods, particularly in South America. Fluctuations in end of period foreign currencies have been more moderate in 2004, as compared to the changes in the prior year periods.

Mexican Tax on Beverages Sweetened with HFCS/Recoverability of Mexican Assets

     On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which effectively ended the use of HFCS for beverages in Mexico, we ceased production of HFCS 55 at our San Juan del Rio plant, one of our four plants in Mexico. As of June 30, 2004 the tax continues in place, although we have resumed limited production and sales of HFCS to certain beverage customers.

     We continue to be disappointed with the Mexican Congress’ failure to repeal the tax and are exploring options for resolving the situation and minimizing any potential long-term negative financial impact that might occur. Discussions with government officials continue regarding the matter. These officials have implied on several occasions in the past that a resolution of the matter is expected, however a resolution has not been achieved. We continue to support the ongoing bilateral industry efforts between individual groups representing interests in both the United States and Mexico to resolve the HFCS issue. Although we are hopeful that this matter will ultimately be resolved, we cannot predict with any certainty the likelihood or timing of repeal of the tax. We have continued our efforts are to mitigate the negative effects of the tax on HFCS demand in Mexico by exploring other markets for our HFCS production capability in and around Mexico. We have also restructured our Mexican operations in an effort to improve efficiency and reduce operating costs. On October 21, 2003, we submitted an arbitration claim against the Government of Mexico under the provisions of the North American Free Trade Agreement (“NAFTA”). The claim is for approximately $325 million as compensation for past and potential lost profits and other damages arising from the Government of Mexico’s imposition of the discriminatory tax on beverages containing HFCS. In addition, on March 14, 2004, the United States Government filed a complaint with the World Trade Organization accusing Mexico of imposing unfair taxes on beverages sweetened with HFCS.

     Until there is a favorable resolution of the tax, we expect that we will be unable to make any significant sales of HFCS to the beverage industry in Mexico and our operating results and cash flows will continue to be adversely affected.

     Our ability to fully recover the carrying value of our long-term investment in Mexico, which consists primarily of goodwill and property, plant and equipment associated with our Mexican operations, is dependent upon the generation of sufficient cash flows from the use or other disposition of these assets. Our ability to generate these cash flows will be significantly affected by a variety of factors, including the timing and permanence of a repeal, if any, of the tax, the timing and extent of any recovery in the demand for HFCS by the Mexican beverage industry, the extent to which alternative markets for HFCS develop in and around Mexico, the success of our restructuring activities in Mexico, and the amount of the proceeds received from the resolution of our NAFTA claim against the Government of Mexico, if any, as well as by management’s ability to develop and implement a successful alternative long-term business strategy in Mexico. Based on our long-term forecasts of operating results, including the assumptions described below, we believe that we will generate sufficient cash flows from the use or other disposition of these long-term assets to fully recover their carrying values, and accordingly, no impairment of either goodwill or other long-term assets related to Mexico was recognized as of June 30, 2004.

     In developing our current estimates of the cash flows that we expect to be generated from our Mexican operations, we have assumed that the tax will be repealed during 2004 and that sales of HFCS to the Mexican beverage industry will return to the levels they had attained prior to the imposition of the tax by early 2005. Under these assumptions, the estimated fair value of our Mexican business exceeds its carrying amount by approximately $80 million. The assumptions used to formulate our cash flow estimates are subject to change in the future based on business conditions as well as events affecting the likelihood of repeal of the tax and the results of the impairment calculations could be significantly different if performed at a later date. In the event that the tax is not ultimately repealed or that actual results differ from those assumed, the Company could be required to recognize an impairment of goodwill and the amount of such impairment could be material. It may also require a further reorganization of our Mexican operation.The carrying value of the goodwill related to our Mexican operations was approximately $120 million at June 30, 2004.

     In formulating the current assumptions upon which our cash flow projections are based, we have considered several developments relating to the tax, including the following: (i) there continues to be a sugar shortage in Mexico, caused in part by the tax, which shortage has caused the price of sugar in Mexico to increase approximately 30 percent in 2003 and an additional 8 percent in 2004; (ii) beginning in the third quarter of 2003, a delegation of United States sugar and HFCS producers and corn growers began to meet with representatives of the Mexican sugar industry in an attempt to work out a solution. While no new talks have been scheduled, it is anticipated that meetings would take place during the third quarter of 2004 at which time the US sugar industry may introduce new proposals in an effort to resolve the issue; and (iii) in the fourth quarter of 2003, two other United States based companies notified the Mexican government of their intent to jointly file an arbitration claim for compensation under the investment provisions of NAFTA. We believe that the combination of these and other factors could be beneficial in resolving this matter.

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

Liquidity and Capital Resources

     At June 30, 2004, our total assets were $2,296 million, up from $2,210 million at December 31, 2003. This increase primarily reflects an increase in cash and cash equivalents as a result of strong operating cash flow.

     Cash provided by operating activities was $79 million for first half 2004, up $14 million from first half 2003. The increase in operating cash flow was driven principally by higher net income. Capital expenditures of $31 million for first half 2004 are in line with our capital spending plan for the year, which is currently expected to approximate $90 million for full year 2004. Included in this estimate are expenditures relating to the previously announced $100 million capital project at our Argo plant located in Bedford Park, Illinois. The project will include the shutdown and replacement of the plant’s three current coal-fired boilers with one coal-fired boiler. This project will reduce the plant’s emissions as well as provide more efficient and effective energy production. Ground breaking on the project is scheduled to occur in the second half of 2004 and the project is expected to be completed in the second quarter of 2006.

     We have a $150 million revolving credit facility in the United States that extends to October 15, 2006, and under which there were no outstanding borrowings at June 30, 2004. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At June 30, 2004, the Company had total debt outstanding of $577 million compared to $550 million at December 31, 2003. The debt outstanding includes: $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and $125 million of consolidated subsidiary indebtedness, including borrowings outstanding under local country operating credit lines. Approximately $98 million of the consolidated subsidiary indebtedness represents short-term borrowings. The weighted average interest rate on consolidated subsidiary debt was approximately 4.8 percent for the first six months of 2004. The Company has interest rate swap agreements that effectively convert the interest rate associated with the Company’s 8.45 percent senior notes to a variable interest rate. The fair value of these interest rate swap agreements approximated $16 million and $22 million at June 30, 2004 and December 31, 2003, respectively.

     On May 19, 2004, our board of directors declared a quarterly cash dividend of $0.12 per share of common stock. The cash dividend was paid on July 26, 2004 to stockholders of record at the close of business on June 30, 2004.

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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference. Except for the items referenced below, there have been no material changes to the Company’s market risk during the six months ended June 30, 2004.

     As described in Note 4 to the Condensed Consolidated Financial Statements included herewith, on April 6, 2004, the Company’s consolidated Korean subsidiary, Doosan Corn Products Korea, Inc. (“DCPK”) entered into a 3-year, $17.5 million (US) floating rate term loan agreement to refinance certain local indebtedness. Concurrently, DCPK entered into a cross currency interest rate swap agreement that effectively converts the 3-year US dollar floating rate term loan to a 3-year fixed rate Korean Won obligation. Also on April 6, 2004, DCPK sold, in privately placed transactions, two 10 billion Korean Won floating rate bonds (each approximating $8.7 million US) to refinance certain local indebtedness. The bonds mature on April 6, 2005 and April 6, 2006, respectively.

ITEM 4
CONTROLS AND PROCEDURES

     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting subsequent to the date of our evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2
CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Issuer Purchase of Equity Securities:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased as	Value) of Shares
	Total	Price	part of Publicly	that may yet be
	Number	Paid	Announced Plans or	Purchased Under the
(shares in thousands)	of Shares Purchased	Per Share	Programs	Plans or Programs
April 1 – April 30, 2004	—	—	—	3,450 shares
May 1 – May 31, 2004	—	—	—	3,450 shares
June 1 – June 30, 2004	—	—	—	3,450 shares
Total	—	—	—

     On September 16, 1998, the Company’s Board of Directors approved a stock repurchase program of up to 2 million shares. On January 21, 2000, the Company’s Board of Directors authorized an increase in the Company’s stock repurchase program from 2 million shares to 6 million shares of common stock over a 5-year period.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on May 19, 2004, the following matters were submitted to a vote of security holders. The number of votes cast for, against, or withheld and the number of abstentions as to each such matter were as follows:

1. Election of Directors

     The following nominees for election as Directors of the Company were elected for terms expiring in the year indicated:

Name	Term Expires	Votes For	Votes Withheld
Karen L. Hendricks	2007	33,448,745	272,996
Bernard H. Kastory	2007	32,246,881	1,474,860
Barbara A. Klein	2007	32,231,772	1,489,970
Samuel C. Scott III	2007	33,318,498	403,244

     The following other Directors of the Company are continuing in office for terms expiring in the year indicated:

Name	Term Expires
Richard J. Almeida	2005
Guenther E. Greiner	2005

Name	Term Expires
James M. Ringler	2005
Luis Aranguren	2006
Ronald M. Gross	2006
William S. Norman	2006
Clifford B. Storms	2006

2. Ratification of Appointment of Independent Auditors

The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for 2004 with 33,196,308 votes cast in favor, 493,837 votes cast against and 31,596 votes abstained.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

b)	Reports on Form 8-K

On April 20, 2004, a current report on Form 8-K was furnished that included the Company’s first quarter 2004 earnings release dated April 20, 2004.

On May 12, 2004, a current report on Form 8-K was filed to disclose, among other things, that the Company hosted a meeting with industry analysts and portfolio managers on May 12, 2004.

All other items hereunder are omitted because either such item is inapplicable or the response is negative.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORN PRODUCTS INTERNATIONAL, INC.
DATE: August 6, 2004	By /s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: August 6, 2004	By /s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit
11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002