Form 10-Q
period 2004-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2004-11-05
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 31, 2004
Common Stock, $.01 par value	37,007,859 shares

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2004	2003	2004	2003
Net sales before shipping and handling costs	$633.7	$582.7	$1,841.6	$1,684.1
Less: shipping and handling costs	46.3	42.0	131.8	124.6

Net sales	587.4	540.7	1,709.8	1,559.5
Cost of sales	504.0	457.0	1,440.3	1,328.0

Gross profit	83.4	83.7	269.5	231.5
Operating expenses	37.2	37.6	117.9	108.2
Other income (expense), net	0.2	(1.2)	2.4	(0.5)

Operating income	46.4	44.9	154.0	122.8
Financing costs	8.3	10.1	25.8	29.2

Income before income taxes and minority interest	38.1	34.8	128.2	93.6
Provision for income taxes	12.6	12.5	42.3	33.7

	25.5	22.3	85.9	59.9
Minority interest in earnings	1.5	2.3	6.7	8.0

Net income	$24.0	$20.0	$79.2	$51.9

Weighted average common shares outstanding:
Basic	36.9	36.0	36.5	35.9
Diluted	37.5	36.3	37.1	36.1
Earnings per common share:
Basic	$0.65	$0.55	$2.17	$1.44
Diluted	$0.64	$0.55	$2.13	$1.44

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except share and per share amounts)	2004	2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$138	$70
Accounts receivable – net	315	252
Inventories	230	215
Prepaid expenses	12	10

Total current assets	695	547

Property, plant and equipment – net	1,169	1,187
Goodwill and other intangible assets	327	319
Deferred income tax assets	58	61
Investments	29	29
Other assets	59	67

Total assets	$2,337	$2,210

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$99	$98
Accounts payable and accrued liabilities	351	296

Total current liabilities	450	394

Non-current liabilities	106	112
Long-term debt	479	452
Deferred income taxes	178	196
Minority interest in subsidiaries	79	78
Redeemable common stock (613,500 and 1,913,500 shares issued at September 30, 2004 and December 31, 2003, respectively) stated at redemption price	28	67
Stockholders’ equity
Preferred stock – authorized 25,000,000 shares- $0.01 par value – none issued	—	—
Common stock – authorized 200,000,000 shares- $0.01 par value – 37,046,387 and 35,746,387 shares issued at September 30, 2004 and December 31, 2003, respectively	1	1
Additional paid in capital	1,045	1,006
Less: Treasury stock (common stock; 737,976 and 1,494,101 shares at September 30, 2004 and December 31, 2003, respectively) at cost	(14)	(35)
Deferred compensation – restricted stock	(2)	(3)
Accumulated other comprehensive loss	(364)	(343)
Retained earnings	351	285

Total stockholders’ equity	1,017	911

Total liabilities and equity	$2,337	$2,210

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Net income	$24	$20	$79	$52
Comprehensive income (loss):
Net losses on cash flow hedges, net of income tax effect of $11 million, $2 million, $8 million and $2 million, respectively	(25)	(4)	(20)	(5)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $3 million, $2 million, $5 million and $5 million, respectively	(5)	4	(9)	10
Currency translation adjustment	18	(1)	8	53

Comprehensive income	$12	$19	$58	$110

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY
		Additional			Accumulated Other
	Common	Paid-In		Deferred	Comprehensive	Retained	Redeemable Common
(in millions)	Stock	Capital	Treasury Stock	Compensation	Income (Loss)	Earnings	Stock
Balance, December 31, 2003	$1	$1,006	$(35)	$(3)	$(343)	$285	$67

Net income						79
Dividends declared						(13)
Net losses on cash flow hedges, net of income tax effect of $8 million					(20)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $5 million					(9)
Issuance of common stock on exercise of stock options			21
Amortization to compensation expense of restricted common stock				1
Change in fair value and number of shares of redeemable common stock outstanding		39					(39)
Currency translation adjustment					8

Balance, September 30, 2004	$1	$1,045	$(14)	$(2)	$(364)	$351	$28

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash provided by (used for) operating activities:
Net income	$79	$52
Non-cash charges (credits) to net income:
Depreciation	76	76
Minority interest in earnings	7	8
Changes in working capital:
Accounts receivable and prepaid items	(46)	5
Inventories	(14)	8
Accounts payable and accrued liabilities	(2)	(16)
Other	(4)	(1)

Cash provided by operating activities	96	132

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(51)	(46)
Payments for acquisitions, net	(2)	(48)
Other	1	—

Cash used for investing activities	(52)	(94)

Cash provided by (used for) financing activities:
Proceeds from borrowings	26	19
Payments on debt	(4)	(19)
Issuance of common stock	21	2
Dividends paid	(19)	(16)

Cash provided by (used for) financing activities	24	(14)

Effect of foreign exchange rate changes on cash	—	1

Increase in cash and cash equivalents	68	25
Cash and cash equivalents, beginning of period	70	36

Cash and cash equivalents, end of period	$138	$61

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

     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2004 and 2003, and the financial position of the Company as of September 30, 2004. The results for the interim periods are not necessarily indicative of the results expected for the full years.

     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on previously reported net income.

2. Stock-based Compensation

     The Company accounts for stock-based compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Employee compensation cost related to restricted stock grants is recognized ratably over the vesting period.

     Amounts charged to compensation expense for amortization of restricted stock were $0.3 million for the three months ended September 30, 2004 and 2003, and $1.0 million for the nine months ended September 30, 2004 and 2003. However, no compensation cost related to common stock options granted to employees is reflected in net income, as each option granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to all stock-based compensation awards for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$24.0	$20.0	$79.2	$51.9
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2	0.2	0.7	0.6
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.6)	(0.5)	(2.0)	(1.7)

Pro forma net income	$23.6	$19.7	$77.9	$50.8

Earnings per share:
Basic – as reported	$0.65	$0.55	$2.17	$1.44
Basic – pro forma	$0.64	$0.54	$2.13	$1.41
Diluted – as reported	$0.64	$0.55	$2.13	$1.44
Diluted – pro forma	$0.63	$0.54	$2.10	$1.41

3. Inventories

Inventories are summarized as follows:

	At	At
	September 30,	December 31,
(in millions)	2004	2003
Finished and in process	$99	$96
Raw materials	96	86
Manufacturing supplies and other	35	33

Total inventories	$230	$215

4. Refinancings

     On September 2, 2004, the Company entered into a new 5-year, $180 million Revolving Credit Agreement (the “Revolving Credit Agreement”), which replaced the previously existing $150 million revolving credit facility. The Revolving Credit Agreement provides for a $150 million revolving credit facility in the US and a $30 million revolving credit facility for our wholly-owned Canadian subsidiary. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. There were no outstanding borrowings under the Revolving Credit Agreement at September 30, 2004.

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

     During the second and third quarters of 2004 the holder sold 1,300,000 shares of redeemable common stock in open market transactions, thereby reducing the number of redeemable common shares to 613,500 shares at September 30, 2004. The carrying value of the redeemable common stock was $28 million at September 30, 2004 and $67 million at December 31, 2003, based on the average of the closing per share market prices of the Company’s common stock for the 20 trading days immediately preceding the respective balance sheet dates ($46.30 per share and $35.20 per share at September 30, 2004 and December 31, 2003, respectively). Adjustments to mark the redeemable common stock to market value are recorded directly against additional paid-in capital in the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheets.

     Under the terms of the agreement, the holder has the right to nominate a qualified nominee to the Company’s Board of Directors as long as the holder owns at least 1,235,293 shares of the Company’s common stock and such holdings represent at least 2.5 percent of the total outstanding shares of the Company’s common stock. Pursuant to the agreement, the holder designated a qualified nominee in February 2003 who was elected as a Class III Director at the Company’s annual stockholders meeting in May 2003 and will continue in office until the end of his term in 2006. However, as a result of the sales of the Company’s common stock by the holder described above, the holder no longer holds the number of shares required to nominate a qualified nominee.

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

     Summary financial information for each geographic region is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Net Sales
North America	$371.0	$343.5	$1,072.3	$996.8
South America	139.1	129.1	406.5	353.8
Asia/Africa	77.3	68.1	231.0	208.9

Total	$587.4	$540.7	$1,709.8	$1,559.5

Operating Income
North America	$20.9	$16.7	$68.8	$43.0
South America	23.9	21.6	71.5	58.3
Asia/Africa	8.5	13.1	38.2	41.2
Corporate	(6.9)	(6.5)	(24.5)	(19.7)

Total	$46.4	$44.9	$154.0	$122.8

	At	At
(in millions)	September 30, 2004	December 31, 2003
Total Assets
North America	$1,458	$1,380
South America	487	468
Asia/Africa	392	362

Total	$2,337	$2,210

7. Net Periodic Benefit Cost

     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three and nine months ended September 30, 2004 and 2003:

	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$0.6	$0.5	$0.4	$0.3	$1.8	$1.5	$1.2	$0.9
Interest cost	0.9	0.8	1.0	0.7	2.7	2.4	3.0	2.1
Expected return on plan assets	(0.8)	(0.7)	(1.2)	(0.9)	(2.4)	(2.1)	(3.6)	(2.7)
Amortization of prior service cost	0.1	0.1	—	—	0.3	0.3	—	—
Amortization of net actuarial loss	—	—	0.1	0.1	—	—	0.3	0.3

Net pension cost	$0.8	$0.7	$0.3	$0.2	$2.4	$2.1	$0.9	$0.6

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to make cash contributions of $8 million to its US and $3 million to its Canadian pension plans in 2004. As of September 30, 2004, $8 million in pension contributions were made to the US plans, and $2 million in pension contributions were made to the Canadian plans.

     The following sets forth the components of the net postretirement benefit cost for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Service cost	$0.3	$0.3	$0.9	$0.9
Interest cost	0.6	0.5	1.8	1.5
Amortization of prior service benefit	—	(0.1)	—	(0.3)
Amortization of net actuarial loss	0.1	—	0.3	—

Net postretirement benefit cost	$1.0	$0.7	$3.0	$2.1

8. New Accounting Standards

     In December 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (the “Medicare Act”) was enacted into law. The Medicare Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

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

     The Company has determined that the prescription drug benefits under its hourly postretirement plan are actuarially equivalent to Medicare Part D, and elected to adopt FSP FAS 106-2 prospectively, effective July 1, 2004. The adoption of FSP FAS 106-2 did not have a material impact on the Company’s financial statements.

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

     Our business performed well for the three months and nine months ended September 30, 2004 as net sales, operating income, net income and diluted earnings per share grew over the comparable prior year periods, despite significantly higher corn and energy costs, and we are in line with our full year 2004 financial targets. As we anticipated, the second half of 2004 is proving to be more difficult than the first half of the year, due principally to higher corn and energy costs, and we expect that fourth quarter 2004 net income will be less than the $24.5 million ($0.67 diluted earnings per share) earned in the fourth quarter of 2003. Nevertheless, we currently expect that full year 2004 net income and diluted earnings per share will grow substantially over 2003 reflecting our strong results for the first nine months of 2004. We currently expect full year 2004 diluted earnings per share to increase in the range of 23 to 26 percent over the $2.11 per diluted share we earned in 2003, excluding any impact of increased HFCS sales to the beverage industry in Mexico.

Results of Operations

For The Three Months and Nine Months Ended September 30, 2004
With Comparatives for the Three Months and Nine Months Ended September 30, 2003

     Net Income. Net income for the quarter ended September 30, 2004 increased $4.0 million to $24.0 million, or $0.64 per diluted share, from $20.0 million, or $0.55 per diluted share, in the third quarter of 2003. The increase in earnings principally reflects improved price/product mix, higher sales volumes, lower financing costs and a reduction in our effective income tax rate. Net income for the nine months ended September 30, 2004 increased to $79.2 million, or $2.13 per diluted share, from $51.9 million, or $1.44 per diluted share, in the prior year period. The year-over-year increase in earnings principally reflects sales volume growth and improved price/product mix. Additionally, lower financing costs, the reduction in the effective income tax rate and favorable translation effects attributable to stronger foreign currencies relative to the US dollar, contributed to the earnings improvement.

     Net Sales. Third quarter net sales totaled $587 million, up 9 percent from third quarter 2003 net sales of $541 million. The increase reflects volume growth of 4 percent, price/product mix improvement of 4 percent and a 1 percent increase attributable to stronger foreign currencies. Net sales for the nine months ended September 30, 2004 grew 10 percent to

$1,710 million from $1,560 million a year ago. This increase reflects 4 percent volume growth, 3 percent price/product mix improvement and a 3 percent increase attributable to stronger foreign currencies.

     North American net sales for third quarter 2004 increased 8 percent to $371 million, from $344 million in the same period last year, as sales increased throughout the region. North American sales volume grew 4 percent, price/product mix improved 3 percent and favorable currency translation attributable to a stronger Canadian dollar contributed 1 percent to the net sales increase. For the nine months ended September 30, 2004, North American net sales grew 8 percent to $1,072 million from $997 million a year ago. This increase reflects 3 percent volume growth, 3 percent price/product mix improvement and a 2 percent increase attributable to a stronger Canadian dollar.

     In South America, third quarter 2004 net sales grew 8 percent to $139 million, from $129 million in third quarter 2003, reflecting 5 percent volume growth, 2 percent price/product mix improvement and a 1 percent increase attributable to stronger foreign currencies. For the nine months ended September 30, 2004, South America net sales increased 15 percent to $407 million from $354 million in the prior year period. This increase reflects 9 percent volume growth and a 6 percent improvement attributable to stronger foreign currencies. Price/product mix for the region was relatively unchanged.

     In Asia/Africa, third quarter 2004 net sales increased 14 percent to $77 million, from $68 million in the year-ago period, reflecting price/product mix improvement of 12 percent and 2 percent volume growth. For the nine months ended September 30, 2004, Asia/Africa net sales rose 11 percent to $231 million, from $209 million a year ago. This increase reflects price/product mix improvement of 9 percent and a 2 percent increase attributable to stronger Asian currencies. Volume in the region was relatively unchanged.

     Cost of Sales and Operating Expenses. Cost of sales of $504 million for third quarter 2004 was up 10 percent from $457 million in the prior year period. For the first nine months of 2004, cost of sales increased 8 percent to $1,440 million from $1,328 million a year ago. These increases principally reflect increased volume and higher corn and energy costs. Our third quarter 2004 gross profit margin was 14.2 percent, down from 15.5 percent a year ago, principally reflecting higher corn and energy costs. For the first nine months of 2004 our gross profit margin was 15.8 percent, up from 14.8 percent last year, primarily reflecting volume growth and higher product selling prices, which more than offset higher corn and energy costs. Additionally, our ongoing focus on cost control contributed to the improved gross profit margin.

     Third quarter 2004 operating expenses decreased slightly to $37.2 million from $37.6 million last year. For the first nine months of 2004, operating expenses increased to $117.9 million from $108.2 million last year. The increase in operating expenses for the first nine months of 2004 includes, among other items, higher compensation-related costs and increased corporate governance costs related to the implementation of the provisions of the Sarbanes-Oxley Act of 2002. Operating expenses, as a percentage of net sales, were 6.3 percent and 6.9 percent for the third quarter and first nine months of 2004, respectively, compared with 7.0 percent and 6.9 percent in the year-ago periods. We continue to focus on cost control while growing our business.

     Operating Income. Third quarter 2004 operating income increased 3 percent to $46.4 million, from $44.9 million a year ago, as increased earnings in North America and South

America more than offset a decline in Asia/Africa. North America third quarter 2004 operating income grew 25 percent to $20.9 million from $16.7 million a year ago, while third quarter 2004 South America operating income increased 11 percent to $23.9 million from $21.6 million in the prior year period. The increases in operating income for both regions primarily reflect improved product pricing and volume growth, which more than offset higher corn and energy costs. Asia/Africa operating income decreased 35 percent to $8.5 million, from $13.1 million last year. The decline in the region primarily reflects lower earnings in Korea where higher corn costs and reduced demand attributable to a weaker local economy negatively impacted our operations.

     Operating income for the nine months ended September 30, 2004 increased 25 percent to $154.0 million from $122.8 million in the prior year period, driven by significant growth in North America and South America. North America operating income for the first nine months of 2004 grew 60 percent to $68.8 million, from $43.0 million a year ago, as earnings increased throughout the region. In South America, operating income increased 23 percent to $71.5 million from $58.3 million last year, principally reflecting significantly higher earnings in Brazil. Asia/Africa operating income of $38.2 million for the first nine months of 2004 was down 7 percent from $41.2 million a year ago, as weaker economic conditions in Korea more than offset earnings growth in Pakistan.

     Financing Costs. Financing costs for the quarter ended September 30, 2004 decreased 18 percent to $8.3 million from $10.1 million in the third quarter of 2003. This decline reflects lower interest costs attributable to reduced indebtedness and lower interest rates, an increase in interest income and a reduction in foreign currency transaction losses. For the first nine months of 2004, financing costs declined 12 percent to $25.8 million from $29.2 million a year ago. The year-over-year decrease primarily reflects lower interest costs attributable to reduced indebtedness and lower interest rates, the impact of capitalized interest and an increase in interest income. Foreign currency transaction losses for the first nine months of 2004 partially offset the lower interest costs.

     Provision for Income Taxes. The effective income tax rate for the three months and nine months ended September 30, 2004 was 33 percent, down from 36 percent in the prior year periods. The decrease mainly reflects a reduction in foreign income taxes attributable to a favorable tax ruling in a foreign jurisdiction.

     Minority Interest in Earnings. The decrease in minority interest for third quarter 2004 from a year ago primarily reflects lower earnings in Korea, partially offset by increased earnings in Pakistan. The decline for the first nine months of 2004 from last year mainly reflects the effect of our March 2003 purchase of the remaining interest in our now wholly-owned Southern Cone of South America business and lower earnings in Korea, partially offset by increased earnings in Pakistan.

     Comprehensive Income. The Company recorded comprehensive income of $12 million for the third quarter of 2004, as compared with comprehensive income of $19 million for the same period last year, as losses on cash flow hedges more than offset a favorable variance in the currency translation adjustment and increased net income. For the first nine months of 2004, the Company recorded comprehensive income of $58 million, as compared with comprehensive income of $110 million a year ago. This year-over-year decrease resulted from an unfavorable variance in the currency translation adjustment and losses on cash flow hedges, which more than offset increased net income. The unfavorable variance in the currency translation adjustment primarily reflects the effect of a more moderate strengthening in end of period foreign currencies during 2004 as compared to the significant strengthening in end of period foreign currencies experienced in 2003, particularly in South America.

Mexican Tax on Beverages Sweetened with HFCS/Recoverability of Mexican Assets

     On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which effectively ended the use of HFCS for beverages in Mexico, we ceased production of HFCS 55 at our San Juan del Rio plant, one of our four plants in Mexico. Over time we have resumed limited production and sales of HFCS to certain beverage customers, which increased late in the third quarter of 2004. As of September 30, 2004 the tax continues in place.

     Our ability to fully recover the carrying value of our long-term investment in Mexico, which consists primarily of goodwill and property, plant and equipment associated with our Mexican operations, is dependent upon the generation of sufficient cash flows from the use or disposition of these assets. Based on our long-term forecasts of operating results, including the assumptions described below, we believe that we will generate sufficient cash flows from these long-term assets to fully recover their carrying values and accordingly no impairment of either goodwill or other long-term assets related to Mexico was recognized as of September 30, 2004.

     In developing our estimates of the cash flows that we expect to generate from our Mexican operations, we have assumed that shipments of HFCS to the Mexican beverage industry will reach levels, beginning in 2005, that will produce revenue and cash flows similar to those achieved prior to the imposition of the tax. Under these assumptions, the estimated fair value of our Mexican business would exceed its carrying amount. These assumptions are supported by the following significant external events that have occurred since the imposition of the tax:

•	The United States government filed a complaint with the World Trade Organization accusing Mexico of imposing unfair taxes on beverages sweetened with HFCS.

•	There continues to be a sugar shortage in Mexico caused in part by the tax.

•	At differing times, meetings have been conducted between various representatives of United States sugar and HFCS producers, corn growers, and the Mexican sugar industry in an ongoing attempt to work out a solution to the various trade disputes that led to the imposition of the tax.

•	Two other United States based companies have jointly filed an arbitration claim against the Mexican government for compensation under the investment provisions of the North American Free Trade Agreement (NAFTA).

•	During the third quarter of 2004, the Company increased production and sales of HFCS to certain Mexican beverage customers which have continued through the end of October.

     In addition to these developments related to the tax, we have also taken several actions to mitigate the effect of continued imposition of the tax on our business in Mexico. These include:

•	Continuing our lobbying efforts seeking relief from the tax.

•	Exploring new markets for our HFCS production capability in and around Mexico.

•	Restructuring of our Mexican operations in an effort to improve efficiency and reduce operating costs.

•	Submitting an arbitration claim against the government of Mexico under the provisions of NAFTA seeking recovery in the amount of $325 million.

     The assumptions used to formulate our cash flow estimates are subject to change in the future based on business conditions, including but not limited to a change in the current level of HFCS shipments to the Mexican beverage industry, as well as events affecting the likelihood of repeal of the tax and the results of the impairment calculations could be significantly different if performed at a later date. In the event that the tax is not ultimately repealed or that actual results differ from those assumed, the Company could be required to recognize an impairment of goodwill and the amount of such impairment could be material. It could also require a further reorganization of our Mexican operations. The carrying value of the goodwill related to our Mexican operations was approximately $120 million at September 30, 2004.

     As stated in previous filings, we are continuing our efforts to gain repeal of the tax and at the same time, are pursuing the implementation of the alternative business strategies. However, there have been no formal actions toward the repeal of the tax. While we continue to believe that the tax will be repealed and that the profitability of the Mexican operations will return to pre-2002 levels, we will continue to reevaluate certain of the key assumptions underlying our cash flow projections, including the impact on such assumptions of the lack of positive developments in the near future. We believe a continued lack of definitive results in negotiations with the Mexican Government leading to the repeal or modification of the tax could substantially increase the likelihood that an impairment charge would be required unless HFCS sales to the Mexican beverage industry were to continue at or above current levels for the long-term. The amount of such non-cash charge, if any, will depend on our assessment of the effect that the factors identified above have on expected future cash flow.

Liquidity and Capital Resources

     At September 30, 2004, our total assets were $2,337 million, up from $2,210 million at December 31, 2003. This increase primarily reflects an increase in cash and cash equivalents reflecting strong operating cash flow, and higher accounts receivable principally due to margin calls associated with corn futures contracts (see below) and increased sales.

     Cash provided by operating activities was $96 million for the first nine months of 2004, as compared with $132 million in the prior year period. The decrease in operating cash flow was driven principally by an increase in working capital primarily attributable to margin calls on corn futures contracts in the US and Canada and an increase in inventories. We will continue to hedge our US and Canadian corn purchases through the use of corn futures contracts and accordingly, will be required to make or be entitled to receive, cash deposits for margin calls depending on the movement in the market price for corn. Capital expenditures of $51 million for the first nine months of 2004 are in line with our capital spending plan for the year, which is currently expected to approximate $90 million for full year 2004. Included in this estimate are expenditures relating to the previously announced $100 million capital project at our Argo plant located in Bedford Park, Illinois. The project will include the shutdown and replacement of the plant’s three current coal-fired boilers with one coal-fired boiler. This project is expected to reduce the plant’s emissions as well as provide more efficient and effective energy production. Ground breaking on the project recently occurred and the project is expected to be completed in the second quarter of 2006.

     On September 2, 2004, we entered into a new 5-year, $180 million Revolving Credit Agreement (the “Revolving Credit Agreement”), which replaced our previously existing $150 million revolving credit facility. The Revolving Credit Agreement provides for a $150 million revolving credit facility in the US and a $30 million revolving credit facility for our wholly-owned Canadian subsidiary. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. There were no outstanding borrowings under the Revolving Credit Agreement at September 30, 2004. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At September 30, 2004, we had total debt outstanding of $578 million compared to $550 million at December 31, 2003. The debt outstanding includes: $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and $125 million of consolidated subsidiary indebtedness, including outstanding local country borrowings. Approximately $99 million of the consolidated subsidiary indebtedness represents short-term borrowings. The weighted average interest rate on consolidated subsidiary debt was approximately 4.8 percent for the first nine months of 2004. The Company has interest rate swap agreements that effectively convert the interest rate associated with the Company’s 8.45 percent senior notes to a variable interest rate. The fair value of these interest rate swap agreements approximated $18 million and $22 million at September 30, 2004 and December 31, 2003, respectively.

     On September 15, 2004, our board of directors declared a quarterly cash dividend of $0.12 per share of common stock. The cash dividend was paid on October 25, 2004 to stockholders of record at the close of business on September 30, 2004.

     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains or may contain forward-looking statements concerning the Company’s financial position, business and future earnings and prospects, in addition to other statements using words such as anticipate, believe, plan, estimate, expect, intend and other similar expressions. These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including: fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and income tax rates; labor disputes; biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities including acts of terrorism; stock market fluctuation and volatility; and the resolution of the current uncertainties resulting from the Mexican HFCS tax. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company’s most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference. Except for the items referenced below, there have been no material changes to the Company’s market risk during the nine months ended September 30, 2004.

     As described in Note 4 to the Condensed Consolidated Financial Statements included herewith, on September 2, 2004, the Company entered into a new 5-year, $180 million Revolving Credit Agreement (the “Revolving Credit Agreement”), which replaced the previously existing $150 million revolving credit facility. The Revolving Credit Agreement provides for a $150 million revolving credit facility in the US and a $30 million revolving credit facility for our wholly-owned Canadian subsidiary. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. There were no outstanding borrowings under the Revolving Credit Agreement at September 30, 2004. Additionally, on April 6, 2004, the Company’s consolidated Korean subsidiary, Doosan Corn Products Korea, Inc. (“DCPK”) entered into a 3-year, $17.5 million (US) floating rate term loan agreement to refinance certain local indebtedness. Concurrently, DCPK entered into a cross currency interest rate swap agreement that effectively converts the 3-year US dollar floating rate term loan to a 3-year fixed rate Korean Won obligation. Also on April 6, 2004, DCPK sold, in privately placed transactions, two 10 billion Korean Won floating rate bonds (each approximating $8.7 million US) to refinance certain local indebtedness. The bonds mature on April 6, 2005 and April 6, 2006, respectively.

ITEM 4
CONTROLS AND PROCEDURES

     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting subsequent to the date of our evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchase of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that may
	Number	Price	as part of Publicly	yet be Purchased
	of Shares	Paid	Announced Plans	Under the Plans or
(shares in thousands)	Purchased	Per Share	or Programs	Programs
July 1 – July 31, 2004	—	—	—	3,450 shares
Aug. 1 – Aug. 31, 2004	—	—	—	3,450 shares
Sept. 1 – Sept. 30, 2004	—	—	—	3,450 shares
Total	—	—	—

On September 16, 1998, the Company’s Board of Directors approved a stock repurchase program of up to 2 million shares. On January 21, 2000, the Company’s Board of Directors authorized an increase in the Company’s stock repurchase program from 2 million shares to 6 million shares of common stock over a 5-year period.

ITEM 5
OTHER INFORMATION

     (a) As described in Note 4 to the Condensed Consolidated Financial Statements included herewith and in Part I Item 3 Quantitative and Qualitative Disclosures about Market Risk, on September 2, 2004, the Company entered into a new 5-year, $180 million Revolving Credit Agreement (the “Revolving Credit Agreement”), which replaced and terminated the previously existing $150 million revolving credit facility as of September 2, 2004. The Revolving Credit Agreement provides for a $150 million revolving credit facility in the US and a $30 million revolving credit facility for our wholly-owned Canadian subsidiary. Interest generally accrues on all of the loans at either LIBOR plus a margin or a prime rate of interest. The credit agreement includes usual and customary representations, warranties and covenants, such as limitations on debt, liens, mergers and acquisitions, and asset sales. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. There were no outstanding borrowings under the Revolving Credit Agreement at September 30, 2004. The Revolving Credit Agreement is filed as Exhibit 10 to this report.

ITEM 6
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

CORN PRODUCTS INTERNATIONAL, INC.
DATE: November 5, 2004	By /s/ Cheryl K. Beebe Cheryl K. Beebe Vice President and Chief Financial Officer
DATE: November 5, 2004	By /s/ Robin A. Kornmeyer Robin A. Kornmeyer Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit
10	Revolving Credit Agreement dated September 2, 2004

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002