Form 10-K
period 2004-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2005-03-11
CIK 1046257

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

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

NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☑   No  ☐

     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $23.27 on June 30, 2004, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $1,720,614,081.

     The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 28, 2005, was 75,156,695.

Documents Incorporated by Reference:

Information required by Part I (Items 1 and 2), Part II (Items 5, 6, 7, 7A and 8) and Part IV (Item 15(a)(1)) of this document is incorporated by reference to Exhibit 13.1 included as part of this 2004 Annual Report on Form 10-K.

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement distributed in connection with its 2005 Annual Meeting of Stockholders.

PART I.

ITEM 1. BUSINESS

The Company

     Corn Products International, Inc., was incorporated as a Delaware corporation in 1997 and its common stock is traded on the New York Stock Exchange. Corn Products International, Inc., together with its subsidiaries (the “Company” or “Corn Products”), manufactures and sells a number of ingredients to a wide variety of food and industrial customers.

     The Company is a leading regional producer of starches, liquid sweeteners and other ingredients around the world. It is one of the world’s largest corn refiners and is the leading corn refiner in Latin America.

     The Company had consolidated net sales of $2.3 billion in 2004. Approximately 62 percent of the Company’s 2004 revenues were provided from its North American operations, with the remainder coming from its South America and Asia/Africa operations.

     The Company’s ingredients are derived primarily from the processing of corn and other starch-based materials, such as tapioca. Corn refining is a capital-intensive, two-step process that involves the wet milling and processing of corn. During the front-end process, corn is steeped in a water-based solution and separated into starch and other co-products such as animal feed and germ. The starch is then either dried for sale or further processed to make sweeteners and other ingredients that serve the particular needs of various industries.

     The Company’s sweetener products include high fructose corn syrup (“HFCS”), glucose corn syrups, high maltose corn syrups, caramel color, dextrose, maltodextrins and glucose and corn syrup solids. The Company’s starch-based products include both industrial and food-grade starches.

     The Company supplies a broad range of customers in many diverse industries around the world, including the food and beverage, pharmaceutical, paper products, corrugated, laminated paper, textile and brewing industries, as well as the global animal feed markets.

     The Company believes its local approach to production and service, which focuses on local management and control of its worldwide operations, is of high value to its customers.

Products

     Sweetener Products. The Company’s sweetener products represented approximately 52 percent, 54 percent and 55 percent of the Company’s net sales for 2004, 2003 and 2002, respectively.

     High Fructose Corn Syrup: The Company primarily produces two types of high fructose corn syrup: (i) HFCS-55, which is mainly used as a sweetener in soft drinks; and (ii) HFCS-42, which is used as a sweetener in various consumer products such as fruit-flavored beverages, yeast-raised breads, rolls, dough, ready-to-eat cakes, yogurt and ice cream.

     Glucose Corn Syrups: Corn syrups are fundamental ingredients widely used in food products such as baked goods, snack foods, beverages, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes and table syrups. In many markets the Company offers corn syrups that are manufactured through an ion exchange process, a method that creates the highest quality, purest corn syrups.

     High Maltose Corn Syrup: This special type of glucose syrup has a unique carbohydrate profile, making it ideal for use as a source of fermentable sugars in brewing beers. High maltose corn syrups are also used in the production of confections, canning and some other food processing applications.

     Dextrose: The Company was granted the first US patent for dextrose in 1923. The Company currently produces dextrose products that are grouped in three different categories — monohydrate, anhydrous and specialty. Monohydrate dextrose is used across the food industry in many of the same products as glucose corn syrups, especially in confectionery applications. Anhydrous dextrose is used to make solutions for intravenous injection and other pharmaceutical applications, as well as some specialty food applications. Specialty dextrose products are used in a wide range of applications, from confectionery tableting to dry mixes to carriers for high intensity sweeteners. Dextrose also has a wide range of industrial applications, including use in wall board and production of biodegradable surfactants (surface agents), humectants (moisture agents), and as the base for fermentation products including vitamins, organic acids, amino acids and alcohol.

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

     Starch Products. Starch products represented approximately 22 percent, 21 percent and 20 percent of the Company’s net sales for 2004, 2003 and 2002, respectively. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today’s recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

     Co-Products and others. Co-products and others accounted for 26 percent, 25 percent and 25 percent of the Company’s net sales for 2004, 2003 and 2002, respectively. Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high protein feed for chickens, pet food and aquaculture primarily, and steepwater is sold as an additive for animal feed.

Geographic Scope and Operations

     The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. The business includes regional operations in North America, South America and Asia/Africa. In 2004, approximately 62 percent of the Company’s net sales were derived from operations in North America, while South America and Asia/Africa represented approximately 24 percent and 14 percent, respectively. See Note 15 of the Notes to the Consolidated Financial Statements entitled “Segment Information,” included herewith as part of Exhibit 13.1, for certain financial information with respect to geographic areas.

     The Company’s North America region consists of operations in the US, Canada and Mexico. The region’s facilities include 9 plants producing regular and modified starches, dextrose, high fructose, glucose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, caramel color and sorbitol. The Company’s plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for the Company’s US and export customers. The Company’s other US plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do the Company’s Canadian plants in Cardinal, London and Port Colborne, Ontario. The Company is the largest corn refiner in Mexico with plants in Guadalajara, Mexico City and San Juan del Rio.

     The Company is the largest corn refiner in South America, with strong market shares in Argentina, Brazil, Chile and Colombia. The Company’s South America region includes 11 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives.

     The Company’s Asia/Africa region consists of corn and tapioca refining operations in South Korea, Pakistan, Thailand, Kenya and China. The region’s facilities include 7 plants that produce modified, regular, waxy and tapioca starches, dextrins, glucose, dextrose, high fructose corn syrups and caramel color.

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

Competition

     The corn refining industry is highly competitive. Many of the Company’s products are viewed as commodities that compete with virtually identical products and derivatives manufactured by other companies in the industry. The US is a highly competitive market. Competitors include ADM Corn Processing Division (“ADM”) (a division of Archer-Daniels-Midland Company), Cargill, Tate & Lyle Ingredients Americas, Inc., National Starch and Chemical Company (“National Starch”) (a subsidiary of Imperial Chemicals Industries plc) and several others. Mexico and Canada face competition from US imports and local producers including ALMEX, a Mexican joint venture between ADM and Staley. In South America, Cargill and National Starch have corn-refining operations in Brazil. Other local corn refiners also operate in many of our markets. Competition within markets is largely based on price, quality and product availability.

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

Customers

     The Company supplies a broad range of customers in over 60 industries. Approximately 22 percent of the Company’s 2004 net sales were to companies engaged in the processed foods industry and approximately 17 percent of the Company’s 2004 net sales were to companies engaged in the soft drink industry. Additionally, approximately 19 percent of the Company’s 2004 net sales were to feed users.

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

     Corn is also grown in other areas of the world, including Canada, South Africa, Argentina, Brazil, China and Australia. The Company’s affiliates outside the United States utilize both local supplies of corn and corn imported from other geographic areas, including the United States. The supply of corn for these affiliates is also generally expected to be adequate for the Company’s needs. Corn prices for the Company’s non-US affiliates generally fluctuate as a result of the same factors that affect US corn prices.

     Due to the competitive nature of the corn refining industry and the availability of substitute products not produced from corn, such as sugar from cane or beet, end product prices may not necessarily fluctuate in a manner that correlates to raw material costs of corn.

     The Company follows a policy of hedging its exposure to commodity fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm-priced business is hedged. Other business may or may not be hedged at any given time based on management’s judgment as to the need to fix the costs of its raw materials to protect the Company’s profitability. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, section entitled “Risk and Uncertainties — Commodity Costs,” included herewith as part of Exhibit 13.1.

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

Sales and Distribution

     Salaried sales personnel, who are generally dedicated to customers in a geographic region, sell the Company’s products directly to manufacturers and distributors. In addition, the Company has a staff that provides technical support to the sales personnel on an industry basis. The Company generally contracts with trucking companies to deliver bulk products to customer destinations for product delivery. In North America, the trucks generally ship to nearby customers. For customers located considerable distances from Company plants, either rail or a combination of railcars and trucks is used to deliver product. Railcars are generally leased for terms of five to fifteen years.

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

     The Company is a party to several technical license agreements with third parties in other countries whereby the Company provides technical, management and business advice on the operations of corn refining businesses and receives royalties in return. These arrangements provide the Company with product penetration in the various countries in which they exist, as well as experience and relationships that could facilitate future expansion. The duration of the agreements range from one to ten years or longer, and most of these relationships have been in place for many years. These agreements in the aggregate provide approximately $2 million of annual income to the Company.

Employees

     As of December 31, 2004, the Company had approximately 7,000 employees, of which approximately 800 were located in the United States. Approximately 34 percent of US and 47 percent of non-US employees are unionized. The Company believes its union and non-union employee relations are good.

Government Regulation and Environmental Matters

     As a manufacturer and maker of food items and items for use in the pharmaceutical industry, the Company’s operations and the use of many Company products are subject to various US, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act, and to regulation by various government agencies, including the United States Food and Drug Administration, which prescribe requirements and establish standards for product quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on the Company in 2004. The Company may also be required to comply with US, state, foreign and local laws regulating food handling and storage. The Company believes these laws and regulations have not negatively affected its competitive position.

     The operations of the Company are also subject to various US, state, foreign and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, and other regulations intended to protect public health and the environment. Based upon current laws and regulations and the enforcement and interpretations thereof, the Company does not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that the Company will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on the Company’s future financial condition and results of operations.

     The Company currently anticipates that it may spend approximately $10 million in fiscal 2005 for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects, including the Argo coal boiler project described in Exhibit 13.1 filed herewith, in the section entitled, “Liquidity and Capital Resources.” The Company estimates that in 2006, it will spend approximately $4 million on emissions control equipment for this Argo coal boiler project. This equipment is intended to enable the Company to continue its policy of compliance with existing environmental laws and regulations. Under the US Clean Air Act Amendments of 1990, the US Environmental Protection Agency adopted new air toxics regulations in September 2004 for a number of industry source categories, including industry boilers. The Company’s US facilities may require additional pollution control devices to meet these standards, though given their recent adoption, the Company has not yet formed an estimate of the financial impact of compliance with the boiler standards.

Other

     The Company’s Internet address is www.cornproducts.com. The Company makes available, free of charge through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are made available as soon as reasonably practicable after the respective reports are electronically filed with or furnished to the Securities and Exchange Commission. The Company’s corporate governance guidelines, Board committee charters and code of ethics are posted on the Company’s website, the address of which is www.cornproducts.com, and each is available in print to any shareholder upon request in writing to Corn Products International, Inc., 5 Westbrook Corporate Center, Westchester, Illinois 60154 Attention: Corporate Secretary.

Executive Officers of the Registrant

     Set forth below are the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.

Name	Age	All positions and offices with the Company
Samuel C. Scott III	60	Chairman and Chief Executive Officer since February 2001 and President since 1997. Mr. Scott also served as Chief Operating Officer from 1997 through January 2001. Prior thereto, he served as President of the worldwide Corn Refining Business of CPC International, Inc, now Unilever Bestfoods (“CPC”), from 1995 to 1997 and was President of CPC’s North American Corn Refining Business from 1989 to 1997. He was elected a Vice President of CPC in 1991. Mr. Scott is a director of Motorola, Inc., The Bank of New York, ACCION U.S.A. and Inroads Chicago. He is also a Trustee of the Chicago Symphony Orchestra and the Conference Board.

Cheryl K. Beebe	49	Vice President and Chief Financial Officer since February 2004. Ms. Beebe previously served as Vice President, Finance from July 2002 to February 2004, as Vice President from 1999 to 2002 and as Treasurer from 1997 to February 2004. Prior thereto, she served as Director of Finance and Planning for the CPC Corn Refining Business worldwide from 1995 to 1997 and as Director of Financial Analysis and Planning for Corn Products North America from 1993. Ms. Beebe joined CPC in 1980 and served in various financial positions in CPC.

Marcia E. Doane	63	Vice President, General Counsel and Corporate Secretary since 1997. Ms. Doane served as Vice President, Legal and Regulatory Affairs of the Corn Products Division of CPC from 1996 to 1997. Prior thereto, she served as Counsel to the Corn Products Division from 1994 to 1996. Ms. Doane joined CPC’s Legal Department in 1989 as Operations Attorney for the Corn Products Division.

Name	Age	All positions and offices with the Company
Jorge L. Fiamenghi	49	Vice President and President of the South America Division since 1999. Mr. Fiamenghi served as Acting President, US/Canadian Region from August 2001 to February 2002. Mr. Fiamenghi served as President and General Manager, Corn Products Brazil from 1996 to 1999. Mr. Fiamenghi was General Manager for the CPC Corn Refining affiliate in Argentina beginning in 1991. Prior thereto, he was Financial and Planning Director for the CPC South American Corn Refining Division from 1989 to 1991 and served as Financial and Administrative Manager for the CPC Corn Refining Division in Mexico beginning in 1987. Mr. Fiamenghi joined CPC in 1971 and served in various financial and planning positions in CPC.

Jack C. Fortnum	48	Vice President since 1999 and President of North America Division since May 2004. Mr. Fortnum previously served as President, US/Canadian Region from July 2003 to May 2004, and as President, US Business from February 2002 until July 2003. Prior to that, Mr. Fortnum served as Executive Vice President, US/Canadian Region from August 2001 until February 2002, as the Controller from 1997 to 2001, as the Vice President of Finance for Refineries de Maiz, CPC’s Argentine subsidiary, from 1995 to 1997, as the Director of Finance and Planning for CPC’s Latin America Corn Refining Division from 1993 to 1995, and as the Vice President and Comptroller of Canada Starch Operating Company Inc., the Canadian subsidiary of CPC, and as the Vice President of Finance of the Canadian Corn Refining Business from 1989.

Jeffrey B. Hebble	49	Vice President since 2000 and President of the Asia/Africa Division since February 2001. Prior thereto, Mr. Hebble served as Vice President of the Asia/Africa Division since 1998. Mr. Hebble joined CPC in 1986 and served in various positions in the Corn Products Division and in Stamford Food Industries Sdn. Berhad, a Corn Products subsidiary in Malaysia.

Name	Age	All positions and offices with the Company
James J. Hirchak	51	Vice President – Human Resources since 1997. Mr. Hirchak joined CPC in 1976 and held various Human Resources positions in the CPC until 1984, when he joined the CPC Corn Products Division. In 1987, Mr. Hirchak was appointed Director, Human Resources for Corn Products’ North American Operations and he served as Vice President, Human Resources for the Corn Products Division of CPC from 1992 to 1997.

Kimberly A. Hunter	43	Vice President and Corporate Treasurer since February 2004. Ms. Hunter previously served as Director of Corporate Treasury from September 2001 to February 2004. Prior to that, she served as Managing Director, Investment Grade Securities at Bank One Corporation, a financial institution, from 1997 to 2000 and as Vice President, Capital Markets from 1992 to 1997.

Robin A. Kornmeyer	56	Vice President since September 2002 and Controller since January 2002. Prior to that, Mr. Kornmeyer served as Corporate Controller at Foster Wheeler Ltd., a worldwide engineering and construction company, from 2000 to 2002 and as its Director of Corporate Audit Services from 1997 to 2000.

James W. Ripley	61	Senior Vice President, Planning, Information Technology and Compliance since February 2004. Mr. Ripley previously served as Vice President and Chief Financial Officer since 1997 and Vice President, Finance from 1997 to July 2002. Prior thereto, he served as Comptroller of CPC from 1995 to 1997 and as Vice President of Finance for CPC’s North American Corn Refining Division from 1984 to 1995. Mr. Ripley joined CPC in 1968 as Chief International Accountant and subsequently served as CPC’s Assistant Corporate Comptroller, Corporate General Audit Coordinator and Assistant Comptroller for CPC’s European Consumer Foods Division.

Name	Age	All positions and offices with the Company
Richard M. Vandervoort	61	Vice President – Strategic Business Development, Investor Relations and Government and Regulatory Affairs since 1998. Mr. Vandervoort served as Vice President – Business Development and Procurement, Corn Products International North American Division from 1997 to 1998. Prior thereto, he served as Vice President – Business Management and Marketing for CPC’s Corn Products Division from 1989 to 1997. Mr. Vandervoort joined CPC in 1971 and served in various executive sales positions in CPC’s Corn Products Division and in Peterson/Puritan Inc., a CPC subsidiary.

ITEM 2. PROPERTIES

     The Company operates, directly and through its consolidated subsidiaries, 27 manufacturing facilities, 26 of which are owned and one of which is leased (Jundiai, Brazil). In addition, the Company leases its corporate headquarters in Westchester, Illinois. The following list details the locations of the Company’s manufacturing facilities within each of its three geographic regions:

North America	South America	Asia/Africa
Cardinal, Ontario, Canada	Baradero, Argentina	Shouguang, China
London, Ontario, Canada	Chacabuco, Argentina	Eldoret, Kenya
Port Colborne, Ontario, Canada	Balsa Nova, Brazil	Cornwala, Pakistan
San Juan del Rio, Queretaro, Mexico	Cabo, Brazil	Faisalabad, Pakistan
Guadalajara, Jalisco, Mexico	Conchal, Brazil	Ichon, South Korea
Mexico City, Edo. de Mexico	Jundiai, Brazil	Inchon, South Korea
Stockton, California, U.S.	Mogi-Guacu, Brazil	Sikhiu, Thailand
Bedford Park, Illinois, U.S.	Llay-Llay, Chile
Winston-Salem, North Carolina, U.S.	Barranquilla, Colombia
Cali, Colombia
Guayaquil, Ecuador

     As part of a manufacturing optimization initiative in Mexico and South America, the Company permanently closed two production facilities in the fourth quarter of 2004. See Note 6 to the Consolidated Financial Statements entitled “Restructuring Charges” included herewith as part of Exhibit 13.1 for further information regarding the plant closures. The Company believes its manufacturing facilities are sufficient to meet its current production needs. The Company has preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.

     The Company has electricity co-generation facilities at all of its US and Canadian plants, as well as at its plants in San Juan del Rio, Mexico; Baradero, Argentina; Balsa Nova, Brazil; Mogi-Guacu, Brazil; and Faisalabad, Pakistan, that provide electricity at a lower cost than is available from third parties. The Company generally owns and operates such co-generation facilities itself, except for the facilities at its Stockton, California; Cardinal, Ontario; Balsa Nova, Brazil; and Mogi-Guacu, Brazil locations, that are owned by, and operated pursuant to co-generation agreements with, third parties.

     The Company believes it has competitive, up-to-date and cost-effective facilities. In recent years, significant capital expenditures have been made to update, expand and improve the Company’s facilities, averaging in excess of $88 million per year for the last three years. The Company believes these capital expenditures will allow the Company to operate highly efficient facilities for the foreseeable future. The Company currently anticipates that capital expenditures for 2005 will approximate $170 million. Included in this estimate are expenditures relating to the previously announced $100 million capital project at our Argo plant located in Bedford Park, Illinois. Construction began in the fourth quarter of 2004 and the project is expected to be completed in the second quarter of 2006. It is anticipated that annual capital expenditures beyond 2005 will be in line with historical averages.

ITEM 3. LEGAL PROCEEDINGS

     Under the terms of the agreements relating to the spin-off of the Company from CPC, the Company agreed to indemnify CPC for certain liabilities relating to the operation of the Corn Refining Business prior to the spin-off, including liabilities relating to the antitrust legal proceedings described below.

     Prior to the spin-off of the Company from CPC, CPC, as an HFCS producer, was named as one of the defendants in a number of private treble damage state class actions by direct and indirect customers. The only remaining action still pending is in the state court of Kansas. Preliminary approval of the Kansas settlement was granted by the judge assigned to the case on December 10, 2004 with notice to the class expected to occur in 2005. The Company expects final approval of the Kansas settlement. The terms of the proposed settlement would not have a material adverse effect on the financial results of the Company.

     On October 21, 2003, the Company submitted, on its own behalf and on behalf of its Mexican affiliate, CPIngredientes, S.A. de C.V., (previously known as Compania Proveedora de Ingredientes) a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the“Request”). The Request was submitted to the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, the Company asserts that the imposition by Mexico of a discriminatory tax on beverages containing HFCS breached various obligations of Mexico under NAFTA. The Company seeks damages of not less than $325 million. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in exhibit 13.1 herewith, section entitled “Mexican Tax on Beverages Sweetened with HFCS.”

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Shares of Corn Product’s Common Stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPO.” Information about the range of the NYSE reported high, low and closing market prices of the Company’s Common Stock, holders of record and quarterly dividends are incorporated by reference from the Supplemental Financial Information filed herewith as part of Exhibit 13.1, section entitled “Common Stock Market Prices and Dividends.”

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

Issuer Purchases of Equity Securities:

Maximum Number (or
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value) of Shares
	Number	Price	part of Publicly	that may yet be
	of Shares	Paid	Announced Plans or	Purchased Under the
(shares in thousands)	Purchased	Per Share	Programs	Plans or Programs

Oct. 1 – Oct. 31, 2004	—	—	—	3,450 shares
Nov. 1 – Nov. 30, 2004	—	—	—	3,450 shares
Dec. 1 – Dec. 31, 2004	—	—	—	3,450 shares
Total	—	—	—

On September 16, 1998, the Company’s Board of Directors approved a stock repurchase program of up to 2 million shares. On January 21, 2000, the Company’s Board of Directors authorized an increase in the Company’s stock repurchase program from 2 million shares to 6 million shares of common stock over a 5-year period. This stock repurchase program expired on January 20, 2005. On February 9, 2005, the Company’s Board of Directors approved a new stock repurchase program. Under the new program, which runs through February 28, 2010, the Company may repurchase up to 4 million shares of its outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated by reference from the Supplemental Financial Infomation filed herewith as part of Exhibit 13.1, section entitled “Ten-Year Financial Highlights.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from Exhibit 13.1 filed herewith, section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     International Operations and Foreign Exchange. The Company has operated a multinational business subject to the risks inherent in operating in foreign countries and with foreign currencies for many years. The Company’s US dollar denominated results are subject to foreign currency exchange fluctuations and its operations are subject to political, economic and other risks. Economic changes, terrorist activity and political unrest may result in business interruption or decreased demand for the Company’s products. The Company’s success will depend in part on its ability to manage continued global political and/or economic uncertainty, especially in the Company’s significant geographical markets, as well as any political or economic disruption due to terrorist activities.

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

     Interest Rate Exposure. Approximately 48 percent of the Company’s borrowings are fixed rate bonds and loans. Interest on the remaining 52 percent of the Company’s borrowings is subject to change based on changes in short-term rates, which could affect our interest costs. Included in the floating rate indebtedness information above is the Company’s $200 million Senior Notes due 2009 which, through the use of interest rate swaps, has effectively been converted from fixed to floating rate debt. Included in the fixed rate indebtedness information above is $18 million of Korean term loan debt which, through the use of cross currency interest rate swaps, has effectively been converted from floating rate US dollar to fixed rate Korean Won debt. See also Note 8 of the Notes to the Consolidated Financial Statements entitled “Financing Arrangements” included herewith as part of Exhibit 13.1, for further information. A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2004 would have increased interest expense and reduced pretax income for 2004 by approximately $3 million.

     At December 31, 2004 and 2003, the carrying and fair values of long-term debt, including the current portion, were as follows:

	2004		2003
	Carrying		Carrying
(in millions)	value	Fair value	value	Fair value
8.25% senior notes, due 2007	$254	$280	$253	$281
8.45% senior notes, due 2009	199	233	199	223
Korean loans	27	27	42	42

Total	$480	$540	$494	$546

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

     The Company’s commodity price hedging instruments generally relate to contracted firm-priced business. Based on the Company’s overall commodity hedge exposure at December 31, 2004, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive income (loss) of approximately $23 million, net of income tax benefit. It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

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

     Consumer Preferences and Perceptions. Changes in consumer preferences and perceptions may lessen the demand for the Company’s products, which would reduce sales and harm the Company’s business. Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The Company’s sales could also be affected by changing consumer tastes—for instance, if prevailing health or dietary preferences cause consumers to avoid food products containing sweetener products in favor of foods that are perceived as more healthy.

     Biotechnology. The commercial success of agricultural products developed through biotechnology depends in part on public acceptance of their development, cultivation, distribution and consumption. Public attitudes can be influenced by claims that genetically modified products are unsafe for consumption or that they pose unknown risks to the environment even if such claims are not based on scientific studies. These public attitudes can influence regulatory and legislative decisions about biotechnology even where they are approved. The sale of the Company’s products may in the future be delayed or impaired because of adverse public perception regarding the safety of the Company’s products and the potential effects of these products on animals, human health and the environment.

     Labor Disputes. Approximately 34 percent of US and 47 percent of non-US employees are unionized. Strikes, lockouts or other work stoppages or slow downs involving the Company’s unionized employees could have a material adverse effect on the Company.

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

     Reliance on Major Customers. A substantial portion of the Company’s 2004 worldwide sales were made to companies engaged in the processed foods industry and the soft drink industry. Additionally, a significant portion of the Company’s 2004 worldwide sales were made to the animal feed market. If the Company’s processed foods customers, soft drink customers or animal feed customers were to substantially decrease their purchases, the business of the Company might be materially adversely affected. However, the Company believes there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or non-performance would materially affect the Company’s results.

Forward Looking Statements

     This Form 10-K contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products, including fluctuations in the value of local currencies, energy costs and availability and changes in regulatory controls regarding quotas, tariffs, taxes and income tax rates; labor disputes; biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities including acts of terrorism; stock market fluctuation and volatility; and the resolution of the current uncertainties resulting from the Mexican HFCS tax. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see Quantitative and Qualitative Disclosures About Market Risk included above and subsequent reports on Forms 10-Q or
8-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled “Report of Independent Registered Public Accounting Firm,” “Consolidated Financial Statements and Notes” and “Supplemental Financial Information.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting subsequent to the date of our evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. This system of internal controls is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization.

     Internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company.

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the Generally Accepted Accounting Principles (“GAAP”), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company.

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Corn Products International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Corn Products International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corn Products International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Corn Products International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Corn Products International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corn Products International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

KPMG LLP

Chicago, Illinois
March 10, 2005

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings “Board of Directors,” “Matters To Be Acted Upon – Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and the information contained under the heading “Executive Officers of the Registrant” in Item 1 hereof is incorporated herein by reference. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller. The code of ethics is posted on the Company’s Internet website, which is found at www.cornproducts.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained under the headings “Equity Compensation Plan Information as of December 31, 2004” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the heading “2004 and 2003 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) Consolidated Financial Statements

     Incorporated by reference from Exhibit 13.1 filed herewith, sections entitled “Report of

Independent Registered Public Accounting Firm,” and “Consolidated Financial Statements and Notes.”

Item 15(a)(2) Financial Statement Schedules

     All financial statement schedules have been omitted because the information either is not required or is otherwise included in the consolidated financial statements and notes thereto.

Item 15(a)(3) Exhibits

     The Exhibits set forth in the accompanying Exhibit Index are filed as a part of this report. Provided below is a list of each exhibit that contains a management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report:

Exhibit Number
10.1
10.2
10.3
10.4
10.5
10.6
10.7
10.8
10.9
10.10
10.11
10.14
10.15

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2005.

CORN PRODUCTS INTERNATIONAL, INC.
By:	/s/ Samuel C. Scott III
Samuel C. Scott III
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 11th day of March, 2005.

Signature	Title
/s/ Samuel C. Scott III Samuel C. Scott III	Chairman, President and Chief Executive Officer
/s/ Cheryl K. Beebe Cheryl K. Beebe	Chief Financial Officer
/s/ Robin A. Kornmeyer Robin A. Kornmeyer	Controller
*Richard J. Almeida Richard J. Almeida	Director
*Luis Aranguren Luis Aranguren	Director
*Guenther E. Greiner Guenther E. Greiner	Director
*Ronald M. Gross Ronald M. Gross	Director
*Karen L. Hendricks Karen L. Hendricks	Director
*Bernard H. Kastory Bernard H. Kastory	Director

*Barbara A. Klein Barbara A. Klein	Director
*William S. Norman William S. Norman	Director
*James M. Ringler James M. Ringler	Director
*Clifford B. Storms Clifford B. Storms	Director
*By: /s/ Marcia E. Doane Marcia E. Doane Attorney-in-fact

(Being the principal executive officer, the principal financial officer, the controller and all of the directors of Corn Products International, Inc.)

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 1-13397

3.2*	Amended By-Laws of the Company, filed as Exhibit 3.ii to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-13397

4.1*	Rights Agreement dated as of November 19, 1997 (Amended and Restated as of September 9, 2002), between the Company and The Bank of New York, filed as Exhibit 4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-13397

4.2*	Certificate of Designation for the Company’s Series A Junior Participating Preferred Stock, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-Al2B, File No. 1-13397

4.3*	Five year Revolving Credit Agreement dated as of September 2, 2004 among the Company and the agents and banks named therein filed as Exhibit 10 to the Company’s report on Form 10-Q for the quarter ended September 30, 2004

4.4	First Amendment to Revolving Credit Agreement dated October 8, 2004

4.5*	Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company’s current report on Form 8-K, File No. 1-13397, as amended by First Supplemental Indenture filed on July 8, 2002 as Exhibit 99.4 to the Company’s current report on Form 8-K, File No. 1-13397, and by Second Supplemental Indenture filed on November 18, 2002 as Exhibit 4 to the Company’s current report on Form 8-K, File No. 1-13397

4.6*	First Supplemental Indenture dated July 8, 2002 between the Company and The Bank of New York, as Trustee, filed on July 8, 2002 as Exhibit 99.4 to the Company’s current report on Form 8-K, File No. 1-13397

4.7*	Second Supplemental Indenture dated November 18, 2002 between the Company and The Bank of New York, as Trustee, filed on November 18, 2002 as Exhibit 4 to the Company’s current report on Form 8-K, File No. 1-13397

10.1*	The Corn Products International, Inc. 1998 Stock Incentive Plan (amended and restated February 12, 2003), filed as Exhibit 4(d) to the Company’s registration statement on Form S-8 filed as of May 29, 2003, File No. 333-105660

10.2**	Deferred Stock Unit Plan of the Company

10.3**	Form of Severance Agreement entered into by each of the Named Executive Officers

Exhibit No.	Description
10.4*	Form of Amendment to Executive Severance Agreement entered into by each of the Named Executive Officers, filed as Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397

10.5**	Form of Indemnification Agreement entered into by each of the members of the Company’s Board of Directors and the Named Executive Officers

10.6*	Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844, as amended by Amendment No. 1 dated December 1, 2004.

10.7*	Supplemental Executive Retirement Plan (Amended and Restated as of January 1, 2001), filed as Exhibit 10 to the Company’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2002, File No. 1-13397

10.8**	Executive Life Insurance Plan

10.9**	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397

10.10*	Annual Incentive Plan, filed as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 1999, File No. 1-13397

10.11*	Performance Plan, filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 1999, File No. 1-13397

10.12**	Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods

10.13*	Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the Company’s Registration Statement on Form S-8, File No. 333-43525

10.14	Executive Life Insurance Plan, Compensation Committee Summary

10.15	Form of Executive Life Insurance Plan Participation Agreement and Collateral Assignment entered into by the Named Executive Officers with the exception of Jorge Fiamenghi

11.1	Earnings Per Share Computation

12.1	Computation of Ratio of Earnings to Fixed Charges

13.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes

18.1*	Preferability letter from KPMG, filed as Exhibit 18.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

Exhibit No.	Description
31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as indicated in the exhibit description.

**	Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on
Form 10-K for the year ended December 31, 1997.