Form 10-Q
period 2005-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2005-05-04
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☑ No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $.01 par value	OUTSTANDING AT APRIL 30, 2005 75,186,245 shares

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2005	2004
Net sales before shipping and handling costs	$613.3	$592.3
Less: shipping and handling costs	46.8	41.9

Net sales	566.5	550.4
Cost of sales	494.0	455.9

Gross profit	72.5	94.5

Operating expenses	39.3	40.3
Other income, net	2.2	—

Operating income	35.4	54.2

Financing costs	9.5	9.5

Income before income taxes and minority interest	25.9	44.7
Provision for income taxes	8.7	16.1

	17.2	28.6
Minority interest in earnings	0.7	2.9

Net income	$16.5	$25.7

Weighted average common shares outstanding:
Basic	75.1	72.5
Diluted	76.5	73.4

Earnings per common share:
Basic	$0.22	$0.35
Diluted	$0.22	$0.35

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
(In millions, except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$98	$101
Accounts receivable – net	286	284
Inventories	220	258
Prepaid expenses	14	11
Deferred income tax assets	10	30

Total current assets	628	684

Property, plant and equipment – net	1,203	1,211
Goodwill and other intangible assets	360	353
Deferred income tax assets	49	42
Investments	10	9
Other assets	64	68

Total assets	$2,314	$2,367

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$77	$88
Accounts payable and accrued liabilities	285	374

Total current liabilities	362	462

Non-current liabilities	106	116
Long-term debt	480	480
Deferred income taxes	177	177
Minority interest in subsidiaries	18	18
Redeemable common stock (1,227,000 shares issued and outstanding at March 31, 2005 and December 31, 2004) stated at redemption value	33	33
Stockholders’ equity
Preferred stock – authorized 25,000,000 shares- $0.01 par value – none issued	—	—
Common stock – authorized 200,000,000 shares- $0.01 par value – 74,092,774 shares issued at March 31, 2005 and December 31, 2004	1	1
Additional paid in capital	1,058	1,047
Less: Treasury stock (common stock; 132,479 and 792,254 shares at March 31, 2005 and December 31, 2004, respectively) at cost	(1)	(4)
Deferred compensation – restricted stock	(2)	(2)
Accumulated other comprehensive loss	(290)	(321)
Retained earnings	372	360

Total stockholders’ equity	1,138	1,081

Total liabilities and equity	$2,314	$2,367

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2005	2004
Net income	$17	$26
Comprehensive income:
Gains on cash flow hedges, net of income tax effect of $9 million and $21 million, respectively	11	34
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $7 million and $4 million, respectively	16	(6)
Currency translation adjustment	4	10

Comprehensive income	$48	$64

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY
		Additional			Accumulated Other		Redeemable
	Common	Paid-In	Treasury	Deferred	Comprehensive	Retained	Common
(in millions)	Stock	Capital	Stock	Compensation	Income (Loss)	Earnings	Stock

Balance, December 31, 2004	$1	$1,047	$(4)	$(2)	$(321)	$360	$33

Net income						17

Dividends declared						(5)
Gains on cash flow hedges, net of income tax effect of $9 million					11
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $7 million					16

Issuance of common stock on exercise of stock options		7	3

Issuance of restricted stock units		4

Currency translation adjustment					4

Balance, March 31, 2005	$1	$1,058	$(1)	$(2)	$(290)	$372	$33

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2005	2004
Cash provided by (used for) operating activities:
Net income	$17	$26
Non-cash charges (credits) to net income:
Depreciation and amortization	26	25
Minority interest in earnings	1	3
Changes in working capital:
Accounts receivable and prepaid items	(1)	(7)
Inventories	38	19
Accounts payable and accrued liabilities	(57)	3
Other	5	6

Cash provided by operating activities	29	75

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(20)	(15)
Payments for acquisitions	(3)	—
Other	—	1

Cash used for investing activities	(23)	(14)

Cash provided by (used for) financing activities:
Proceeds from borrowings	2	3
Payments on debt	(15)	(19)
Issuance of common stock	10	4
Dividends paid	(6)	(4)

Cash used for financing activities	(9)	(16)

(Decrease) increase in cash and cash equivalents	(3)	45
Cash and cash equivalents, beginning of period	101	70

Cash and cash equivalents, end of period	$98	$115

See Notes To Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

1.	Interim Financial Statements

     References to the “Company” are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended March 31, 2005 and 2004, and the financial position of the Company as of March 31, 2005. The results for the interim periods are not necessarily indicative of the results expected for the full years.

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

     Amounts charged to compensation expense for amortization of restricted stock for the three months ended March 31, 2005 and 2004 were $0.3 million and $0.5 million, respectively. However, no compensation cost related to common stock options granted to employees is reflected in net income, as each option granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

Compensation,” to all stock-based compensation awards for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2005	2004
Net income, as reported	$16.5	$25.7
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2	0.3

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.2)	(1.0)

Pro forma net income	$15.5	$25.0

Earnings per share:

Basic – as reported	$0.22	$0.35
Basic – pro forma	$0.20	$0.34

Diluted – as reported	$0.22	$0.35
Diluted – pro forma	$0.20	$0.34

3.	Inventories
Inventories are summarized as follows:

	At	At
	March 31,	December 31,
(in millions)	2005	2004
Finished and in process	$102	$107
Raw materials	77	112
Manufacturing supplies and other	41	39

Total inventories	$220	$258

4.	Segment Information

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

	Three Months Ended
	March 31,
(in millions)	2005	2004

Net Sales
North America	343.6	$338.9
South America	140.6	135.9
Asia/Africa	82.3	75.6

Total	566.5	$550.4

Operating Income
North America	2.9	$24.0
South America	26.9	23.4
Asia/Africa	13.5	16.6
Corporate	(7.9)	(9.8)

Total	35.4	$54.2

	At	At
(in millions)	March 31, 2005	December 31, 2004
Total Assets
North America	$1,375	$1,411
South America	509	521
Asia/Africa	430	435

Total	$2,314	$2,367

5.	Net Periodic Benefit Cost

     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three months ended March 31, 2005 and 2004:

(in millions)	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004

Service cost	$0.6	$0.6	$0.5	$0.4
Interest cost	0.9	0.9	1.3	1.0
Expected return on plan assets	(0.9)	(0.8)	(1.5)	(1.2)
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial loss	0.1	—	0.1	0.1

Net pension cost	$0.8	$0.8	$0.4	$0.3

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to make cash contributions of $4 million and $6 million to its US and Canadian pension plans, respectively, in 2005. As of March 31, 2005, $1.4 million in pension contributions had been made to the Canadian pension plan.

     The following sets forth the components of net postretirement benefit cost for the three months ended March 31, 2005 and 2004, respectively:

(in millions)
	2005	2004

Service cost	$0.4	$0.3
Interest cost	0.6	0.6
Amortization of prior service benefit	(0.1)	—
Amortization of net actuarial loss	0.2	0.1

Net postretirement benefit cost	$1.1	$1.0

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

     We are a leading regional producer of starches, liquid sweeteners and other ingredients around the world. We are one of the world’s largest corn refiners and the leading corn refiner in Latin America. The corn refining industry is highly competitive. Many of our ingredients are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry. However, we have twenty-seven manufacturing plants located throughout North America, South America and Asia/Africa and we manage and operate our businesses at a local level. We believe this approach provides us with a unique understanding of the cultures and ingredient requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer. Our starches are a staple of the food, paper, textile and corrugating industries.

     First quarter 2005 was a disappointing quarter for us as operating income, net income and diluted earnings per share dropped significantly from a strong first quarter of 2004. Lower product selling prices and higher corn and energy costs, particularly in North America, principally drove the weaker results. However, we expect improved year over year operating results for the last nine months of 2005, driven primarily by stronger second half results, and currently believe that our full year 2005 diluted earnings per share will increase in the range of 7 to 15 percent over the $1.25 per diluted share we earned in 2004.

Results of Operations

For The Three Months Ended March 31, 2005
With Comparatives for the Three Months Ended March 31, 2004

     Net Income. Net income for the quarter ended March 31, 2005 decreased to $16.5 million, or $0.22 per diluted common share, from $25.7 million, or $0.35 per diluted common share, in the first quarter of 2004. The decrease in net income principally reflects a 35 percent decline in operating income, driven primarily by weaker North American results. A lower effective income tax rate and a reduction in the minority interest in earnings partially offset the decline in operating income.

     Net Sales. First quarter net sales totaled $567 million, up 3 percent from first quarter 2004 net sales of $550 million. The increase reflects 2 percent volume growth and a 3 percent benefit from foreign currency translation attributable to a weaker US dollar, which more than offset a 2 percent price/product mix decline primarily driven by lower co-product selling prices.

     North American net sales for first quarter 2005 increased 1 percent to $344 million, from $339 million in the same period last year, as 5 percent volume growth driven by increased shipments in Mexico and a 1 percent benefit from currency translation attributable to a stronger Canadian dollar, more than offset a 5 percent price/product mix decline. In South America, first quarter 2005 net sales increased 3 percent to $141 million, from $136 million in first quarter

2004, as a 7 percent improvement attributable to stronger South American currencies more than offset a 2 percent price/product mix decline and a 2 percent reduction due to lower sales volume. In Asia/Africa, first quarter 2005 net sales increased 9 percent to $82 million, from $76 million in the year-ago period, as price/product mix improvement of 9 percent and a 7 percent increase attributable to stronger Asian currencies, more than offset a 7 percent volume reduction primarily attributable to a weak South Korean economy.

     Cost of Sales and Operating Expenses. Cost of sales of $494 million for first quarter 2005 was up 8 percent from $456 million in the prior year period, mainly due to higher corn and energy costs and increased sales volume. Additionally, expenses associated with power outages at several plants in the US and Canada contributed to the increase in cost of sales. Gross profit margin was 13 percent, down from 17 percent last year, principally reflecting the aforementioned cost increases and lower co-product selling prices.

     First quarter 2005 operating expenses decreased to $39.3 million from $40.3 million last year, reflecting lower compensation-related costs. First quarter 2005 operating expenses, as a percentage of net sales, were 6.9 percent, down from 7.3 percent a year ago. We continue to focus on cost control while growing our business.

     Operating Income. First quarter 2005 operating income decreased 35 percent to $35.4 million from $54.2 million a year ago, as lower earnings in North America and Asia/Africa more than offset earnings growth in South America. North America operating income declined to $2.9 million from $24.0 million a year ago, driven by significantly weaker results in the US and Canada. The decrease in the US/Canadian results primarily reflects lower product selling prices (particularly for co-products), volume reductions, and higher corn and energy costs. Additionally, costs associated with the previously-mentioned power outages at several US and Canadian plants contributed to the earnings decline. Earnings growth in Mexico, driven primarily by increased HFCS shipments, partially offset the weaker US/Canadian results. South America operating income of $26.9 million for first quarter 2005 increased 15 percent from $23.4 million in the prior year period, reflecting earnings growth in the Southern Cone of South America and Brazil. Asia/Africa operating income decreased 19 percent to $13.5 million, from $16.6 million a year ago. This decrease principally reflects higher raw material costs throughout the region and lower sales volume in South Korea where weak economic conditions continue to unfavorably affect our business.

     Financing Costs. Financing costs for first quarter 2005 totaled $9.5 million, unchanged from the prior year period, as an increase in interest expense attributable to higher average borrowings and interest rates was offset by an increase in interest income and a decline in foreign currency transaction losses.

     Provision for Income Taxes. The effective income tax rate for the first quarter of 2005 declined to 33.5 percent from 36 percent a year ago, principally due to lower statutory tax rates in Mexico and South Korea.

     Minority Interest in Earnings. The decrease in minority interest for first quarter 2005 primarily reflects the effect of our December 2004 purchase of the remaining interest in our now wholly-owned South Korean business.

     Comprehensive Income. The Company recorded comprehensive income of $48 million for the first quarter of 2005, down from $64 million in the same period last year. The decrease principally reflects lower net income and a decrease in the currency translation adjustment from the prior year period. A decline in gains on cash flow hedges was offset by a favorable variance in the reclassification adjustment pertaining to losses on cash flow hedges included in net income.

Mexican Tax on Beverages Sweetened with HFCS/Recoverability of Mexican Assets

     On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which at the time, effectively ended the use of HFCS for beverages in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its three plants in Mexico. Over time, the Company resumed production and sales of HFCS to certain beverage customers. These sales increased significantly beginning late in the third quarter of 2004 and are continuing as a result of certain customers having obtained court rulings exempting them from paying the tax.

     While we continue to believe that the tax will be repealed, we cannot predict with any certainty the likelihood or timing of such repeal nor can we predict whether our Mexican beverage customers will continue purchasing HFCS at current levels. Failure to repeal the tax and a decline from the current levels of HFCS shipments could have a negative effect on the operating results and cash flows of our Mexican operation.

Liquidity and Capital Resources

     Cash provided by operating activities was $29 million for first quarter 2005, as compared with $75 million in the prior year period. The decrease in operating cash flow was driven principally by an increase in working capital, as a reduction in accounts payable and accrued liabilities more than offset lower inventories. Additionally, the decline in net income also contributed to the reduced operating cash flow. Capital expenditures of $20 million for first quarter 2005 are in line with our capital spending plan for the year, which is currently expected to approximate $170 million for full year 2005. Included in this estimate are expenditures relating to the previously announced $100 million capital project at our Argo plant located in Bedford Park, Illinois. The project will include the shutdown and replacement of the plant’s three current coal-fired boilers with one coal-fired boiler. This project is expected to reduce the plant’s emissions as well as provide more efficient and effective energy production. Construction began in the fourth quarter of 2004 and the project is expected to be completed in the second quarter of 2006.

     We have a $180 million Revolving Credit Agreement (the “Revolving Credit Agreement”), consisting of a $150 million revolving credit facility in the US and a $30 million revolving credit facility for our wholly-owned Canadian subsidiary, which expires in September 2009. There were no outstanding borrowings under the Revolving Credit Agreement at March 31, 2005. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At March 31, 2005, we had total debt outstanding of $557 million compared to $568 million at December 31, 2004. The debt outstanding includes: $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and $104 million of consolidated subsidiary debt, consisting of local country borrowings. Approximately $77 million of the consolidated subsidiary debt represents short-

term borrowings. The weighted average interest rate on total Company indebtedness was approximately 6.7 percent for the first three months of 2005. The Company has interest rate swap agreements that effectively convert the interest rate associated with the Company’s 8.45 percent senior notes to a variable interest rate. The fair value of these agreements approximated $10 million and $18 million at March 31, 2005 and December 31, 2004, respectively.

     On March 16, 2005, our board of directors declared a quarterly cash dividend of $0.07 per share of common stock. The cash dividend was paid on April 25, 2005 to stockholders of record at the close of business on March 30, 2005.

     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

Critical Accounting Policies and Estimates

     Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2005.

New Accounting Standards

     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material effect on its consolidated financial statements.

     In December 2004, the FASB issued FSP FAS 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to US domestic manufacturers. The FSP states that the manufacturers’ deduction for qualified production activities provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the deduction in the year in which it can be taken in the Company’s tax return. The adoption of the FSP has not had a material impact on the Company’s consolidated financial statements.

     The American Jobs Creation Act of 2004 provides, among other things, for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act. The effect of the repatriation provision is not expected to have a material impact on the Company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary

Assets — an amendment of APB No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”), which requires that exchanges of productive assets be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material effect on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost be recognized by crediting additional paid-in capital. Additionally, cash retained as a result of such excess tax benefits is to be reported as a financing cash inflow, rather than as an operating cash flow as required under current literature.

     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. On April 14, 2005, the SEC amended the compliance dates for SFAS 123R. Calendar year-end companies that were previously required to implement SFAS 123R effective with the first interim reporting period that begins after June 15, 2005, may now adopt the provisions of SFAS 123R at the beginning of the first annual period beginning after June 15, 2005, although early adoption is allowed. The Company is currently evaluating the requirements of SFAS 123R and has not yet determined the method of adoption it will use. The Company currently expects to adopt SFAS 123R effective January 1, 2006.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “anticipate,” “believe,” “plan,” “project,”

“estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements contain certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products, including fluctuations in the value of local currencies, energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, taxes and income tax rates; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities including acts of terrorism; stock market fluctuation and volatility; and the resolution of the uncertainties resulting from the Mexican HFCS tax. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see the Company’s most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the three months ended March 31, 2005.

ITEM 4
CONTROLS AND PROCEDURES

     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that may
	Number	Price	as part of Publicly	yet be Purchased
	Of Shares	Paid	Announced Plans	Under the Plans or
(shares in thousands)	Purchased	Per Share	or Programs	Programs

Jan. 1 – Jan. 31, 2005	—	—	—	4,000 shares
Feb. 1 – Feb. 28, 2005	—	—	—	4,000 shares
March 1 – March 31, 2005	—	—	—	4,000 shares
Total	—		—

On February 9, 2005, the Company’s Board of Directors approved a new stock repurchase program. Under the new program, which runs through February 28, 2010, the Company may repurchase up to 4 million shares of its outstanding common stock. The Company’s previously authorized stock repurchase program expired on January 20, 2005.

ITEM 5
OTHER INFORMATION

The Company’s 2005 Performance Plan Award Agreement under the 1998 Stock Incentive Plan is included herewith as Exhibit 10 to this Form 10-Q.

ITEM 6
EXHIBITS

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE: May 4, 2005	By	/s/ Cheryl K. Beebe

Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: May 4, 2005	By	/s/ Robin A. Kornmeyer

Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit
10	2005 Performance Plan Award Agreement under the 1998 Stock Incentive Plan

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002