Form 10-Q
period 2005-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2005-08-05
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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

Yes ☑	No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 29, 2005
Common Stock, $.01 par value	74,819,052 shares

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30,
(In millions, except per share amounts)	2005	2004	2005	2004

Net sales before shipping and handling costs	$646.9	$615.5	$1,260.3	$1,207.8
Less: shipping and handling costs	50.7	43.5	97.5	85.4

Net sales	596.2	572.0	1,162.8	1,122.4
Cost of sales	506.0	480.4	1,000.1	936.3

Gross profit	90.2	91.6	162.7	186.1

Operating expenses	39.6	40.4	79.0	80.7
Other income, net	1.2	2.3	3.5	2.2

Operating income	51.8	53.5	87.2	107.6

Financing costs	9.5	8.1	19.0	17.5

Income before income taxes and minority interest	42.3	45.4	68.2	90.1
Provision for income taxes	14.8	13.6	23.5	29.7

	27.5	31.8	44.7	60.4
Minority interest in earnings	1.0	2.3	1.7	5.2

Net income	$26.5	$29.5	$43.0	$55.2

Weighted average common shares outstanding:
Basic	75.2	73.0	75.1	72.8
Diluted	76.0	74.4	76.3	73.9

Earnings per common share:
Basic	$0.35	$0.40	$0.57	$0.76
Diluted	$0.35	$0.40	$0.56	$0.75
See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM I
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
(in millions, except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$119	$101
Accounts receivable — net	271	284
Inventories	251	258
Prepaid expenses	14	11
Deferred income tax assets	21	30

Total current assets	676	684

Property, plant and equipment — net	1,222	1,211
Goodwill and other intangible assets	357	353
Deferred income tax assets	40	42
Investments	10	9
Other assets	75	68

Total assets	$2,380	$2,367

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$72	$88
Accounts payable and accrued liabilities	330	374

Total current liabilities	402	462

Non-current liabilities	109	116
Long-term debt	471	480
Deferred income taxes	176	177
Minority interest in subsidiaries	16	18
Redeemable common stock (1,227,000 shares issued and outstanding at June 30, 2005 and December 31, 2004) stated at redemption value	28	33
Stockholders’ equity
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 74,092,774 shares issued at June 30, 2005 and December 31, 2004	1	1
Additional paid in capital	1,064	1,047
Less: Treasury stock (common stock; 513,262 and 792,254 shares at June 30, 2005 and December 31, 2004, respectively) at cost	(10)	(4)
Deferred compensation — restricted stock	(1)	(2)
Accumulated other comprehensive loss	(268)	(321)
Retained earnings	392	360

Total stockholders’ equity	1,178	1,081

Total liabilities and equity	$2,380	$2,367

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Net income	$26	$30	$43	$55
Comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $1 million, $14 million, $7 million and $5 million, respectively	(1)	(25)	12	9
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $3 million, $1 million, $11 million and $4 million, respectively	5	(2)	19	(8)
Currency translation adjustment	18	(20)	22	(10)

Comprehensive income (loss)	$48	$(17)	$96	$46

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY
		Additional			Accumulated Other
	Common	Paid-In		Deferred	Comprehensive	Retained	Redeemable Common
(in millions)	Stock	Capital	Treasury Stock	Compensation	Income (Loss)	Earnings	Stock

Balance, December 31, 2004	$1	$1,047	$(4)	$(2)	$(321)	$360	$33

Net income						43
Dividends declared						(11)
Change in fair value of redeemable common stock		5					(5)
Gains on cash flow hedges, net of income tax effect of $7 million					12
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $11 million					19
Amortization of restricted stock				1
Issuance of common stock on exercise of stock options		8	3
Share repurchase			(9)
Issuance of restricted stock units		4
Currency translation adjustment					22

Balance, June 30, 2005	$1	$1,064	$(10)	$(1)	$(268)	$392	$28

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2005	2004
Cash provided by (used for) operating activities:
Net income	$43	$55
Non-cash charges (credits) to net income:
Depreciation	52	51
Minority interest in earnings	2	5
Changes in working capital:
Accounts receivable and prepaid items	16	(30)
Inventories	10	(16)
Accounts payable and accrued liabilities	(9)	13
Other	(1)	1

Cash provided by operating activities	113	79

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(54)	(31)
Payments for acquisitions	(5)	(2)
Other	—	1

Cash used for investing activities	(59)	(32)

Cash provided by (used for) financing activities:
Proceeds from borrowings	2	31
Payments on debt	(29)	(8)
Issuance of common stock	11	18
Repurchase of common stock	(9)	—
Dividends paid	(12)	(14)

Cash (used for) provided by financing activities	(37)	27

Effect of foreign exchange rate changes on cash	1	—

Increase in cash and cash equivalents	18	74
Cash and cash equivalents, beginning of period	101	70

Cash and cash equivalents, end of period	$119	$144

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
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2005 and 2004, and the financial position of the Company as of June 30, 2005. The results for the interim periods are not necessarily indicative of the results expected for the full years.
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
     Amounts charged to compensation expense for amortization of restricted stock for the three months ended June 30, 2005 and 2004 were $0.3 million and $0.4 million, respectively and $0.5 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively. However, no compensation cost related to common stock options granted to employees is reflected in net income, as each option granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

Compensation,” to all stock-based compensation awards for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30
(in millions, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$26.5	$29.5	$43.0	$55.2
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2	0.3	0.4	0.5

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(1.0)	(2.3)	(1.9)

Pro forma net income	$25.6	$28.8	$41.1	$53.8

Earnings per share:
Basic — as reported	$0.35	$0.40	$0.57	$0.76
Basic — pro forma	$0.34	$0.39	$0.55	$0.74

Diluted — as reported	$0.35	$0.40	$0.56	$0.75
Diluted — pro forma	$0.34	$0.39	$0.54	$0.73
3. Inventories
     Inventories are summarized as follows:

	At	At
	June 30,	December 31,
(in millions)	2005	2004
Finished and in process	$96	$107
Raw materials	114	112
Manufacturing supplies and other	41	39

Total inventories	$251	$258

4. Segment Information
     The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. Its North America operations include corn-refining businesses in the United States, Canada and Mexico. The Company’s South America operations include corn-refining businesses in Brazil, Colombia, Ecuador, Peru and the Southern Cone of South America, which includes Argentina, Chile and Uruguay. The Company’s Asia/Africa operations include corn-refining businesses in Korea, Pakistan, Malaysia, Kenya and China, and a tapioca root processing operation in Thailand.

	Three Months Ended		Six Months Ended
	June 30,		June 30
(in millions)	2005	2004	2005	2004

Net Sales
North America	$366.0	$362.5	$709.6	$701.4
South America	142.6	131.5	283.3	267.4
Asia/Africa	87.6	78.0	169.9	153.6

Total	$596.2	$572.0	$1,162.8	$1,122.4

Operating Income
North America	$20.6	$24.0	$23.5	$48.0
South America	22.1	24.2	49.0	47.6
Asia/Africa	15.7	13.0	29.2	29.6
Corporate	(6.6)	(7.7)	(14.5)	(17.6)

Total	$51.8	$53.5	$87.2	$107.6

	At	At
(in millions)	June 30, 2005	December 31, 2004
Total Assets
North America	$1,397	$1,411
South America	558	521
Asia/Africa	425	435

Total	$2,380	$2,367

5. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.
     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three months and six months ended June 30, 2005 and 2004:

	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$0.6	$0.6	$0.5	$0.4	$1.2	$1.2	$1.0	$0.8
Interest cost	0.9	0.9	1.3	1.0	1.8	1.8	2.6	2.0
Expected return on plan assets	(0.9)	(0.8)	(1.5)	(1.2)	(1.6)	(1.6)	(3.0)	(2.4)
Amortization of prior service cost	0.1	0.1	—	—	0.2	0.2	—	—
Amortization of net actuarial loss	0.1	—	0.1	0.1	—	—	0.2	0.2

Net pension cost	$0.8	$0.8	$0.4	$0.3	$1.6	$1.6	$0.8	$0.6

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to make cash contributions of $4 million and $6 million to its US and Canadian pension plans, respectively, in 2005. As of June 30, 2005, approximately $1 million and $3 million in pension contributions had been made to the US and Canadian pension plans, respectively.
     The following sets forth the components of net postretirement benefit cost for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Service cost	$0.4	$0.3	$0.8	$0.6
Interest cost	0.6	0.6	1.2	1.2
Amortization of prior service benefit	(0.1)	—	(0.2)	—
Amortization of net actuarial loss	0.2	0.1	0.4	0.2

Net postretirement benefit cost	$1.1	$1.0	$2.2	$2.0

6. Legal Matters
     Between May 20, 2005 and June 27, 2005, the Company and certain of its officers were named as defendants in purported securities class action suits filed in the United States District Court for the Northern District of Illinois. Specifically, the suits were filed by the following named plaintiffs, in each case individually and on behalf of others similarly situated, on the following dates: Monty Blatt, May 20, 2005; Dale Anderson, May 27, 2005; Adam Shapiro, June 1, 2005; Neil Hildebrand, June 24, 2005; and Philip Brust, June 27, 2005. The complaints allege violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of our common stock between January 25, 2005 and April 4, 2005. The plaintiffs allege that we made false and misleading statements and omissions of material facts based on our disclosure regarding earnings projections and operating margins, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of our officers of Section 20A of Securities Exchange Act of 1934. We anticipate that all of the pending class actions will be consolidated and that an amended consolidated complaint will be filed.
     In addition, the Company understands that a lawsuit that purports to be a class action anti-competition case was filed on June 13, 2005 in the Supreme Court of British Colombia against the Company and five other defendants. Although the Company has not been served, the complaint purportedly alleges fixing the price of high-fructose corn syrup sold in Canada during the period from 1988 to June, 1995.
     The Company does not believe the allegations contained in these lawsuits have merit and intends to vigorously defend against them.

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
     Operating income, net income and diluted earnings per share for the second quarter and first half of 2005 declined from the record results achieved in the comparable 2004 periods. Lower product selling prices and higher energy costs, particularly in North America, principally drove the weaker results. However, we currently anticipate a stronger second half of 2005, during which we expect the business to grow over the second half of 2004. We currently believe that our full year 2005 diluted earnings per share will increase in the range of 7 to 15 percent over the $1.25 per diluted share we earned in 2004.
Results of Operations
For The Three Months and Six Months Ended June 30, 2005
With Comparatives for the Three Months and Six Months Ended June 30, 2004
     Net Income. Net income for the quarter ended June 30, 2005 decreased $3.0 million to $26.5 million, or $0.35 per diluted share, from $29.5 million, or $0.40 per diluted share, in the second quarter of 2004. The decrease in net income principally reflects a 3 percent decline in operating income, increased financing costs and a higher effective income tax rate. A decrease in the minority interest in earnings helped to partially offset these unfavorable variances. Net income for the six months ended June 30, 2005 decreased to $43.0 million, or $0.56 per diluted share, from $55.2 million, or $0.75 per diluted share, in the prior year period. The year-over-year decrease in earnings principally reflects a 19 percent decline in operating income, driven by weaker North American results, particularly for first quarter 2005. Increased financing costs and a higher effective income tax rate also contributed to the decline in net income. A reduction in the minority interest in earnings partially offset these unfavorable variances.
     Net Sales. Second quarter net sales totaled $596 million, up 4 percent from second quarter 2004 net sales of $572 million. The increase reflects volume growth of 3 percent and a 5 percent benefit from currency translation attributable to a weaker US dollar, which more than offset a price/product mix decline of 4 percent. North American net sales for second quarter 2005 increased 1 percent to $366 million, from $363 million in the same period last year, as 5 percent volume growth driven by increased shipments of high fructose corn syrup (HFCS) in Mexico and a 2 percent benefit from currency translation attributable to a stronger Canadian dollar, more than offset a 6 percent price/product mix decline. In South America, second quarter 2005 net sales grew 8 percent to $143 million, from $132 million in second quarter 2004, as a 14 percent improvement attributable to stronger South American currencies more than offset a 4 percent price/product mix decline and a 2 percent reduction due to lower sales volume. In Asia/Africa, second quarter 2005 net sales increased 12 percent to $88 million, from $78 million in the year-ago period, reflecting an 8 percent translation benefit attributable to stronger foreign currencies and 4 percent volume growth primarily led by last year’s plant expansion in Pakistan. Price/product mix in the region was up slightly.
     First half 2005 net sales grew 4 percent to $1.16 billion from $1.12 billion a year ago. This increase reflects a 5 percent increase attributable to stronger foreign currencies and 2 percent volume growth, which more than offset a 3 percent price/product mix decline. In North America, net sales grew 1 percent to $710 million from $701 million a year ago. This increase reflects 5 percent volume growth and a 1 percent increase attributable to a stronger Canadian dollar, which more than offset a 5 percent price/product mix decline. In South America, net sales increased 6 percent to $283 million from $267 million in the prior year period. This increase reflects an 11 percent translation benefit related to stronger South American currencies, which more than offset a 3 percent price/product mix decline and a 2 percent volume reduction. In Asia/Africa, net sales rose 11 percent to $170 million, from $154 million a year ago. This increase reflects price/product mix improvement of 5 percent and an 8 percent increase attributable to stronger Asian currencies, which more than offset a 2 percent volume decline.
     Cost of Sales and Operating Expenses. Cost of sales of $506 million for second quarter 2005 was up 5 percent from $480 million in the prior year period. First half 2005 cost of sales increased 7 percent to $1.00 billion from $936 million a year ago. These increases principally reflect higher energy costs and increased sales volumes. Additionally, higher first quarter 2005 corn costs and expenses associated with power outages at several plants in the US and Canada during that period contributed to the increase in cost of sales for the first half of 2005. Our gross profit margin for the second quarter and first half of 2005 was 15.1 percent and 14.0 percent, respectively, down from 16.0 percent and 16.6 percent last year. These decreases principally reflect the aforementioned cost increases and lower product selling prices.
     Operating expenses for the second quarter and first half of 2005 declined to $39.6 million and $79.0 million, respectively, from $40.4 million and $80.7 million last year. These decreases principally reflect lower compensation-related costs. Operating expenses, as a percentage of net sales, were 6.6 percent and 6.8 percent for second quarter and first half 2005, respectively, down from 7.1 percent and 7.2 percent in the year-ago periods.
     Operating Income. Second quarter 2005 operating income decreased 3 percent to $51.8 million from $53.5 million a year ago, as lower earnings in North America and South America more than offset earnings growth in Asia/Africa. North America operating income declined 14 percent to $20.6 million from $24.0 million a year ago, driven by significantly weaker results in the US and Canada. The decrease in the US/Canadian results primarily reflect lower product selling prices (particularly for co-products), volume reductions, and higher energy costs. Earnings growth in Mexico, driven primarily by increased HFCS shipments, partially offset the weaker US/Canadian results. South America operating income of $22.1 million for second quarter 2005 decreased 9 percent from $24.2 million in the prior year period, primarily reflecting reduced earnings in Brazil from the particularly strong period of last year. Asia/Africa operating income increased 21 percent to $15.7 million, from $13.0 million a year ago, primarily due to improved earnings in South Korea.
     First half 2005 operating income decreased 19 percent to $87.2 million from $107.6 million a year ago, as lower earnings in North America more than offset earnings growth in South America. Slightly lower operating income in Asia/Africa also contributed to the earnings decline. North America operating income declined 51 percent to $23.5 million from $48.0 million a year ago, as significantly weaker results in the US and Canada more than offset earnings growth in Mexico. The decrease in the US/Canadian results primarily reflect lower product selling prices (particularly for co-products), volume reductions, and higher energy costs. Additionally, higher first quarter 2005 corn costs and expenses associated with the previously-mentioned power outages at several US and Canadian plants in that period contributed to the year over year earnings decline. South America operating income of $49.0 million for first half 2005 increased 3 percent from $47.6 million in the prior year period, as earnings growth in the Southern Cone of South America more than offset lower results in the rest of the region. Asia/Africa operating income decreased slightly to $29.2 million, from $29.6 million a year ago.
     Financing Costs. Financing costs for the second quarter and first half of 2005 increased 17 percent and 9 percent, respectively, from the prior year periods, as larger foreign currency transaction losses and increased interest expense mainly attributable to higher interest rates, more than offset an increase in interest income.
     Provision for Income Taxes. The effective income tax rates for the second quarter and first half of 2005 were 35 percent and 34.5 percent, respectively, compared to 30 percent and 33 percent in the prior year periods. These increases primarily reflect the effect of our anticipated income mix for full year 2005 as compared with 2004.
     Minority Interest in Earnings. The decrease in minority interest for the three months and six months ended June 30, 2005 primarily reflects the effect of our December 2004 purchase of the remaining interest in our now wholly-owned South Korean business.
     Comprehensive Income. The Company recorded comprehensive income of $48 million for the second quarter of 2005, compared to a comprehensive loss of $17 million in the same period last year. For the first half of 2005, the Company recorded comprehensive income of $96 million, as compared with comprehensive income of $46 million a year ago. The improvement in comprehensive income for the second quarter and first half of 2005 mainly reflects increases in the currency translation adjustment primarily attributable to stronger South American currencies and favorable variances relating to cash flow hedges.
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
     Separately, on June 29, 2005, the World Trade Organization (WTO) stated, in an interim ruling, that Mexico’s tax on beverages sweetened with HFCS violated Mexico’s WTO commitments. While this was not a final WTO ruling, and the process is expected to continue for several months, the Company continues to support a permanent resolution to this issue.
Liquidity and Capital Resources
     Cash provided by operating activities was $113 million for the first half of 2005, as compared with $79 million in the prior year period. The increase in operating cash flow was driven by a decrease in working capital principally attributable to a reduction in margin accounts relating to corn futures contracts in the US and Canada, improved collections on accounts receivable and lower inventories. Capital expenditures of $54 million for first half 2005 are in line with our capital spending plan for the year, which is currently expected to approximate $170 million for full year 2005. Included in this estimate are expenditures relating to the previously announced $100 million capital project at our Argo plant located in Bedford Park, Illinois. The project will include the shutdown and replacement of the plant’s three current coal-fired boilers with one coal-fired boiler. This project is expected to reduce the plant’s emissions as well as provide more efficient and effective energy production. Construction began in the fourth quarter of 2004 and the project is currently expected to be completed in the third quarter of 2006.
     We have a $180 million Revolving Credit Agreement (the “Revolving Credit Agreement”), consisting of a $150 million revolving credit facility in the US and a $30 million revolving credit facility for our wholly-owned Canadian subsidiary, which expires in September 2009. There were no outstanding borrowings under the Revolving Credit Agreement at June 30, 2005. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At June 30, 2005, we had total debt outstanding of $543 million compared to $568 million at December 31, 2004. The debt outstanding includes: $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and $90 million of consolidated subsidiary debt, consisting of local country borrowings. Approximately $72 million of the consolidated subsidiary debt represents short-term borrowings. The weighted average interest rate on total Company debt was approximately 6.7 percent for the first half of 2005. The Company has interest rate swap agreements that effectively convert the interest rate associated with the Company’s 8.45 percent senior notes to a variable interest rate. The fair value of these agreements approximated $14 million and $18 million at June 30, 2005 and December 31, 2004, respectively.
     On May 18, 2005, our board of directors declared a quarterly cash dividend of $0.07 per share of common stock. The cash dividend was paid on July 25, 2005 to stockholders of record at the close of business on June 29, 2005.

     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2005.
New Accounting Standards
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material effect on its consolidated financial statements.
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
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. On April 14, 2005, the SEC amended the compliance dates for SFAS 123R. Calendar year-end companies that were previously required to implement SFAS 123R effective with the first interim reporting period that begins after June 15, 2005, may now adopt the provisions of SFAS 123R at the beginning of the first annual period beginning after June 15, 2005, although early adoption is allowed. The Company is currently evaluating the requirements of SFAS 123R and has not yet determined the method of adoption it will use. The Company currently expects to adopt SFAS 123R effective January 1, 2006.
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements are subject to certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products, including fluctuations in the value of local currencies, energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, taxes and income tax rates; operating difficulties; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities including acts of terrorism; stock market fluctuation and volatility; and the resolution of the uncertainties resulting from the Mexican HFCS tax. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of certain risk factors, see the Company’s most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the six months ended June 30, 2005.
ITEM 4
CONTROLS AND PROCEDURES
     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     Between May 20, 2005 and June 27, 2005, the Company and certain of its officers were named as defendants in purported securities class action suits filed in the United States District Court for the Northern District of Illinois. Specifically, the suits were filed by the following named plaintiffs, in each case individually and on behalf of others similarly situated, on the following dates: Monty Blatt, May 20, 2005; Dale Anderson, May 27, 2005; Adam Shapiro, June 1, 2005; Neil Hildebrand, June 24, 2005; and Philip Brust, June 27, 2005. The complaints allege violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of our common stock between January 25, 2005 and April 4, 2005. The plaintiffs allege that we made false and misleading statements and omissions of material facts based on our disclosure regarding earnings projections and operating margins, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of our officers of Section 20A of Securities Exchange Act of 1934. We anticipate that all of the pending class actions will be consolidated and that an amended consolidated complaint will be filed.
     In addition, the Company understands that a lawsuit that purports to be a class action anti-competition case was filed on June 13, 2005 in the Supreme Court of British Colombia against the Company and five other defendants. Although the Company has not been served, the complaint purportedly alleges fixing the price of high-fructose corn syrup sold in Canada during the period from 1988 to June, 1995.
     The Company does not believe the allegations contained in these lawsuits have merit and intends to vigorously defend against them.
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:

			Total Number of	Maximum Number of
		Average	Shares Purchased as	Shares that may yet
	Total	Price	part of Publicly	be Purchased Under
	Number	Paid	Announced Plans or	the Plans or
(in thousands, except per share amounts)	Of Shares Purchased	Per Share	Programs	Programs

April 1 — April 30, 2005	60	$22.46	60	3,940 shares
May 1 — May 31, 2005	226	$22.41	226	3,714 shares
June 1 — June 30, 2005	153	$21.98	153	3,561 shares
Total	439		439

     On February 9, 2005, the Company’s Board of Directors approved a new stock repurchase program. Under the new program, which runs through February 28, 2010, the Company is allowed to repurchase up to 4 million shares of its outstanding common stock. As of June 30, 2005, the Company repurchased 439 thousand shares under the program, leaving 3.56 million shares available for repurchase. The Company’s previously authorized stock repurchase program expired on January 20, 2005.
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders held on May 18, 2005, the following matters were submitted to a vote of security holders. The number of votes cast for, against, or withheld and the number of abstentions as to each such matter were as follows:
1. Election of Directors
     The following nominees for election as Directors of the Company were elected for terms expiring in the year indicated:

Name	Term Expires	Votes For	Votes Withheld
Richard J. Almeida	2008	63,810,947	4,786,658
Guenther E. Greiner	2008	63,801,858	4,795,748
Gregory B. Kenny	2008	66,336,547	2,261,059
James M. Ringler	2008	65,822,724	2,774,881
     The following other Directors of the Company are continuing in office for terms expiring in the year indicated:

Name	Term Expires
Luis Aranguren	2006
Ronald M. Gross	2006
William S. Norman	2006
Karen L. Hendricks	2007
Bernard H. Kastory	2007
Barbara A. Klein	2007
Samuel C. Scott III	2007
2. Amendment and Reapproval of the Corn Products International, Inc. Stock Incentive Plan
     The stockholders amended and reapproved the Corn Products International, Inc. 1998 Stock Incentive Plan, which was redesignated as the Corn Products International, Inc. Stock Incentive Plan, with 38,367,358 votes cast in favor, 21,859,993 votes cast against and 459,146 votes abstained.
3. Amendment and Reapproval of the Corn Products International, Inc. Annual Incentive Plan

     The stockholders amended and reapproved the Corn Products International, Inc. Annual Incentive Plan with 64,443,632 votes cast in favor, 3,696,011 votes cast against and 457,961 votes abstained.
4. Ratification of Appointment of Independent Auditors
     The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for 2005 with 67,635,704 votes cast in favor, 889,276 votes cast against and 72,624 votes abstained.
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

CORN PRODUCTS INTERNATIONAL, INC.
DATE: August 5, 2005	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: August 5, 2005	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit
10.1	The Corn Products International, Inc. Stock Incentive Plan filed on March 29, 2005 as Appendix B to the Company’s annual Proxy Statement, File No. 1-13397.*

10.2	The Corn Products International, Inc. Annual Incentive Plan filed on March 29, 2005 as Appendix C to the Company’s annual Proxy Statement, File No. 1-13397.*

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as indicated in the exhibit description.