Form 10-Q
period 2005-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2005-11-07
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Yes ☑ No☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $.01 par value	OUTSTANDING AT OCTOBER 31, 2005 73,749,445 shares

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
(In millions, except per share amounts)	2005	2004	2005	2004
Net sales before shipping and handling costs	$663.6	$633.7	$1,923.9	$1,841.6
Less: shipping and handling costs	51.6	46.3	149.1	131.8

Net sales	612.0	587.4	1,774.8	1,709.8
Cost of sales	524.4	504.0	1,524.5	1,440.3

Gross profit	87.6	83.4	250.3	269.5

Operating expenses	38.3	37.2	117.2	117.9
Other income, net	2.9	0.2	6.3	2.4

Operating income	52.2	46.4	139.4	154.0

Financing costs	9.0	8.3	28.0	25.8

Income before income taxes and minority interest	43.2	38.1	111.4	128.2
Provision for income taxes	19.4	12.6	42.9	42.3

	23.8	25.5	68.5	85.9
Minority interest in earnings	0.7	1.5	2.4	6.7

Net income	$23.1	$24.0	$66.1	$79.2

Weighted average common shares outstanding:
Basic	74.2	73.8	74.9	73.1
Diluted	75.0	75.0	75.8	74.3

Earnings per common share:
Basic	$0.31	$0.33	$0.88	$1.08
Diluted	$0.31	$0.32	$0.87	$1.07
Note: All amounts per common share and the number of common shares for all periods presented have been retroactively adjusted to reflect the 2-for-1 stock split effective January 25, 2005.
See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM I
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except share and per share amounts)	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$95	$101
Accounts receivable — net	320	284
Inventories	253	258
Prepaid expenses	14	11
Deferred income tax assets	12	30

Total current assets	694	684

Property, plant and equipment — net	1,245	1,211
Goodwill and other intangible assets	355	353
Deferred income tax assets	16	42
Investments	11	9
Other assets	60	68

Total assets	$2,381	$2,367

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$71	$88
Deferred income taxes	9	—
Accounts payable and accrued liabilities	326	374

Total current liabilities	406	462

Non-current liabilities	97	116
Long-term debt	471	480
Deferred income taxes	154	177
Minority interest in subsidiaries	17	18
Redeemable common stock (1,227,000 shares issued and outstanding at September 30, 2005 and December 31, 2004) stated at redemption value	26	33

Stockholders’ equity
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value - 74,092,774 shares issued at September 30, 2005 and December 31, 2004	1	1
Additional paid in capital	1,067	1,047
Less: Treasury stock (common stock; 1,595,672 and 792,254 shares at September 30, 2005 and December 31, 2004, respectively) at cost	(37)	(4)
Deferred compensation — restricted stock	(1)	(2)
Accumulated other comprehensive loss	(230)	(321)
Retained earnings	410	360

Total stockholders’ equity	1,210	1,081

Total liabilities and equity	$2,381	$2,367

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Net income	$23	$24	$66	$79
Comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $10 million, $11 million, $17 million and $8 million, respectively	15	(25)	26	(20)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $3 million, $3 million, $13 million and $5 million, respectively	4	(5)	24	(9)
Currency translation adjustment	19	18	41	8

Comprehensive income	$61	$12	$157	$58

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS' EQUITY
		Additional			Accumulated Other
	Common	Paid-In		Deferred	Comprehensive	Retained	Redeemable Common
(in millions)	Stock	Capital	Treasury Stock	Compensation	Income (Loss)	Earnings	Stock
Balance, December 31, 2004	$1	$1,047	$(4)	$(2)	$(321)	$360	$33

Net income						66
Dividends declared						(16)
Change in fair value of redeemable common stock		7					(7)
Gains on cash flow hedges, net of income tax effect of $17 million					26
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $13 million					24
Amortization of restricted stock				1
Issuance of common stock on exercise of stock options		9	6
Share repurchase			(39)
Issuance of restricted stock units		4
Currency translation adjustment					41

Balance, September 30, 2005	$1	$1,067	$(37)	$(1)	$(230)	$410	$26

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2005	2004
Cash provided by (used for) operating activities:
Net income	$66	$79
Non-cash charges (credits) to net income:
Depreciation	79	76
Minority interest in earnings	2	7
Changes in working capital:
Accounts receivable and prepaid items	13	(46)
Inventories	11	(14)
Accounts payable and accrued liabilities	(12)	(2)
Other	(7)	(4)

Cash provided by operating activities	152	96

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(83)	(51)
Payments for acquisitions	(5)	(2)
Other	—	1

Cash used for investing activities	(88)	(52)

Cash provided by (used for) financing activities:
Proceeds from borrowings	9	26
Payments on debt	(39)	(4)
Issuance of common stock	15	21
Repurchase of common stock	(39)	—
Dividends paid	(18)	(19)

Cash (used for) provided by financing activities	(72)	24

Effect of foreign exchange rate changes on cash	2	—

(Decrease) increase in cash and cash equivalents	(6)	68
Cash and cash equivalents, beginning of period	101	70

Cash and cash equivalents, end of period	$95	$138

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
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2005 and 2004, and the financial position of the Company as of September 30, 2005. The results for the interim periods are not necessarily indicative of the results expected for the full years.
     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on previously recorded net income.
     On December 1, 2004, the Company’s board of directors declared a two-for-one stock split effected as a 100-percent stock dividend on the Company’s common stock. The dividend shares were issued on January 25, 2005 to shareholders of record at the close of business on January 4, 2005. Accordingly, all share and per share data for the periods presented in this report have been retroactively adjusted to reflect the stock split.
2. Stock-based Compensation
     The Company accounts for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Employee compensation cost related to restricted stock grants is recognized ratably over the vesting period.
     Amounts charged to compensation expense for amortization of restricted stock for the three months ended September 30, 2005 and 2004 were $0.3 million and $0.3 million, respectively and $0.8 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. However, no compensation cost related to common stock options granted to employees is reflected in net income, as each option granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

Compensation,” to all stock-based compensation awards for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
(in millions, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$23.1	$24.0	$66.1	$79.2
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2	0.2	0.5	0.7
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.0)	(0.9)	(3.3)	(2.7)

Pro forma net income	$22.3	$23.3	$63.3	$77.2

Earnings per share:
Basic — as reported	$0.31	$0.33	$0.88	$1.08
Basic — pro forma	$0.30	$0.32	$0.85	$1.06

Diluted — as reported	$0.31	$0.32	$0.87	$1.07
Diluted — pro forma	$0.30	$0.31	$0.84	$1.04
3. Inventories
     Inventories are summarized as follows:

	At	At
	September 30,	December 31,
(in millions)	2005	2004
Finished and in process	$89	$107
Raw materials	123	112
Manufacturing supplies and other	41	39

Total inventories	$253	$258

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30
(in millions)	2005	2004	2005	2004
Net Sales
North America	$372.5	$371.0	$1,082.1	$1,072.3
South America	155.3	139.1	438.6	406.5
Asia/Africa	84.2	77.3	254.1	231.0

Total	$612.0	$587.4	$1,774.8	$1,709.8

Operating Income
North America	$22.9	$20.9	$46.4	$68.8
South America	23.1	23.9	72.1	71.5
Asia/Africa	13.9	8.5	43.1	38.2
Corporate	(7.7)	(6.9)	(22.2)	(24.5)

Total	$52.2	$46.4	$139.4	$154.0

	At	At
(in millions)	September 30, 2005	December 31, 2004
Total Assets
North America	$1,392	$1,411
South America	560	521
Asia/Africa	429	435

Total	$2,381	$2,367

5. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.
     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three months and nine months ended September 30, 2005 and 2004:

	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$0.6	$0.6	$0.5	$0.4	$1.8	$1.8	$1.5	$1.2
Interest cost	0.9	0.9	1.3	1.0	2.7	2.7	3.9	3.0
Expected return on plan assets	(0.9)	(0.8)	(1.5)	(1.2)	(2.5)	(2.4)	(4.5)	(3.6)
Amortization of prior service cost	0.1	0.1	—	—	0.3	0.3	—	—
Amortization of net actuarial loss	0.1	—	0.1	0.1	0.1	—	0.3	0.3

Net pension cost	$0.8	$0.8	$0.4	$0.3	$2.4	$2.4	$1.2	$0.9

     For the nine months ended September 30, 2005, the Company made cash contributions of $8 million and $4 million to its US and Canadian pension plans, respectively. The Company plans to make cash contributions of approximately $1 million to its Canadian plan in the fourth quarter of 2005.
     The following sets forth the components of net postretirement benefit cost for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Service cost	$0.4	$0.3	$1.2	$0.9
Interest cost	0.6	0.6	1.8	1.8
Amortization of prior service benefit	(0.1)	—	(0.3)	—
Amortization of net actuarial loss	0.2	0.1	0.6	0.3

Net postretirement benefit cost	$1.1	$1.0	$3.3	$3.0

6. Legal Matters
     Between May 20, 2005 and June 27, 2005, the Company and certain of its officers were named as defendants in five purported securities class action suits filed in the United States District Court for the Northern District of Illinois. The complaints allege violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of our common stock between January 25, 2005 and April 4, 2005. The plaintiffs allege that we made false and misleading statements and omissions of material facts based on our disclosure regarding earnings projections and operating margins, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of our officers of Section 20A of Securities Exchange Act of 1934. All of these class actions have been consolidated in the matter of Monty Blatt v. Corn Products International, Inc. (N.D. Ill. 05 C 3033). We anticipate that an amended consolidated complaint will be filed on or before November 14, 2005.
     On July 21, 2005, a shareholder derivative lawsuit, Halverson v. Scott, et. al. (Cook Co. 05 CH 12162), was filed in the Circuit Court of Cook County, Illinois, against the Company, its directors and certain of its officers. The complaint arises out of the same subject matter as that of the shareholder class action described above and asserts various claims, including breaches of fiduciary duty and mismanagement. It seeks unspecified damages and certain equitable relief against the individual defendants. All proceedings in this lawsuit are currently stayed by agreement of the parties.
     The Company does not believe that the allegations contained in these lawsuits have merit and intends to vigorously defend against them. However, the ultimate outcome of these lawsuits cannot be predicted with certainty and accordingly, there can be no certainty that these lawsuits will not have a material adverse effect on the Company’s financial condition.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview and Outlook
     We are a leading regional producer of starches, liquid sweeteners and other ingredients around the world. We are one of the world’s largest corn refiners and the leading corn refiner in South America. The corn refining industry is highly competitive. Many of our ingredients are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry. However, we have twenty-seven manufacturing plants located throughout North America, South America and Asia/Africa and we manage and operate our businesses at a local level. We believe this approach provides us with a unique understanding of the cultures and ingredient requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer. Our starches are a staple of the food, paper, textile and corrugating industries.
     Net income and earnings per diluted share for third quarter 2005 declined slightly from the record earnings of a year ago, as an increase in income tax expense more than offset operating income growth. The increase in operating income occurred despite the unfavorable impact of additional energy and maintenance costs associated with unexpected coal boiler outages at our Argo manufacturing facility located in Bedford Park, Illinois. The coal boiler outages necessitated substantially increased use of a backup natural gas boiler at the same time that natural gas costs were increasing to all-time highs. For the foreseeable future, we intend to operate our Argo plant with less coal and more natural gas to minimize unplanned boiler outages. We are taking this action, along with other steps, to improve the coal boilers’ reliability until the new coal-fired boiler, currently under construction at Argo, is up and running, which is expected in the third quarter of 2006. As a result of the additional energy and maintenance costs, we revised our projected full year pre-tax income and adjusted our estimated utilization of certain foreign income tax credits in the United States, thereby increasing our estimated effective income tax rate. Given these circumstances, we announced on September 22, 2005 that we have lowered our full year 2005 earnings per diluted share expectations to be in the range of $1.16 to $1.22, which we continue to maintain. Our previous earnings per diluted share guidance was in the range of $1.34 to $1.44.
     In September 2005, the Canadian government decided to initiate an anti-dumping and/or countervailing duty investigation on corn imported from the United States. Our Canadian subsidiary, operating under the “Casco” name, is Canada’s largest industrial corn user and the sole processor of corn-refined starches, sweeteners, corn oil and animal feeds. It has operated in Canada for more than 100 years and employs more than 400 people. We do not believe that the potential duties are in the best interests of the Company and the various stakeholders who may be affected, including customers, vendors, employees or the Canadian agricultural industry. As a result, we oppose this action and plan to pursue all regulatory and other measures available to us to counter the decision.
     Depending upon their amount, we believe that the potential duties, which we would not expect to take effect until mid-December 2005 at the earliest, could have a significant impact on our Canadian operations. However, we are exploring initiatives to minimize the impact of such an action on the Company as a whole. Our efforts to minimize the impact of the potential duties could include the reconfiguration of our North American business, operations, customers and market, as well as the potential closure of one or all of our three existing Canadian plants. Taking these planned actions into account, we do not believe that the potential imposition of duties would have a significant negative effect on the Company’s consolidated operating results on an ongoing basis, excluding the impact of any potential restructuring activities that may occur.
Results of Operations
For The Three Months and Nine Months Ended September 30, 2005
With Comparatives for the Three Months and Nine Months Ended September 30, 2004
     Net Income. Net income for the quarter ended September 30, 2005 decreased $0.9 million to $23.1 million, or $0.31 per diluted share, from $24.0 million, or $0.32 per diluted share, in the third quarter of 2004. The decrease in net income principally reflects the impact of a higher effective income tax rate, which more than offset an increase in operating income and a reduction in the minority interest in earnings. Increased financing costs also contributed to the decline in net income. Net income for the nine months ended September 30, 2005 decreased to $66.1 million, or $0.87 per diluted share, from $79.2 million, or $1.07 per diluted share, in the prior year period. The year-over-year decrease in net income principally reflects a 9 percent decline in operating income, driven by weaker North American results, and a higher effective income tax rate. Increased financing costs also contributed to the lower net income. A reduction in the minority interest in earnings partially offset these unfavorable variances.
     Net Sales. Third quarter net sales totaled $612 million, up 4 percent from third quarter 2004 net sales of $587 million. The increase reflects a 6 percent benefit from currency translation attributable to a weaker US dollar and 1 percent volume growth, which more than offset a price/product mix decline of 3 percent. North American net sales for third quarter 2005 increased slightly to $373 million, from $371 million in the same period last year, as 2 percent volume growth driven by increased shipments of high fructose corn syrup (HFCS) in Mexico and a 1 percent benefit from currency translation attributable to a stronger Canadian dollar, were substantially offset by a 3 percent price/product mix decline largely attributable to lower co-product selling prices. In South America, third quarter 2005 net sales grew 12 percent to $155 million, from $139 million in third quarter 2004, as a 17 percent improvement attributable to stronger South American currencies more than offset a 2 percent price/product mix decline and a 3 percent reduction due to lower sales volume. In Asia/Africa, third quarter 2005 net sales increased 9 percent to $84 million, from $77 million in the year-ago period, as a 6 percent translation benefit attributable to stronger foreign currencies and 4 percent volume growth, more than offset a 1 percent price/product mix decline.
     Net sales for the nine months ended September 30, 2005 grew 4 percent to $1.77 billion from $1.71 billion a year ago. This increase reflects a 5 percent increase attributable to stronger foreign currencies and 2 percent volume growth, which more than offset a 3 percent price/product mix decline. In North America, net sales grew 1 percent to $1.08 billion from $1.07 billion a year ago. This increase reflects 4 percent volume growth and a 1 percent increase attributable to a stronger Canadian dollar, which more than offset a 4 percent price/product mix decline mainly due to lower co-product selling prices. In South America, net sales increased 8 percent to $439 million from $407 million in the prior year period. This increase reflects a 13 percent translation benefit related to stronger South American currencies, which more than offset a 2 percent price/product mix decline and a 3 percent volume reduction. In Asia/Africa, net sales rose 10 percent to $254 million, from $231 million a year ago. This increase reflects a 7 percent increase attributable to stronger Asian currencies and a 3 percent price/product mix improvement. Volume in the region was relatively unchanged.
     Cost of Sales and Operating Expenses. Cost of sales of $524 million for third quarter 2005 was up 4 percent from $504 million in the prior year period. Cost of sales for the first nine months of 2005 increased 6 percent to $1.52 billion from $1.44 billion a year ago. These increases principally reflect higher energy and maintenance costs, due in part to the aforementioned problem with the coal boilers at our Argo plant, and increased sales volumes. Our third quarter 2005 gross profit margin was 14.3 percent, up slightly from 14.2 percent a year ago. For the first nine months of 2005, our gross profit margin was 14.1 percent, down from 15.8 percent last year, primarily reflecting the aforementioned cost increases and lower product selling prices.
     Operating expenses for the third quarter and first nine months of 2005 were $38.3 million and $117.2 million, respectively, compared with $37.2 million and $117.9 million last year. Operating expenses, as a percentage of net sales, were 6.3 percent for third quarter 2005, unchanged from a year ago. For the first nine months of 2005, operating expenses, as a percentage of net sales, declined to 6.6 percent from 6.9 percent in the prior year period. This decline primarily reflects lower compensation-related costs.
     Operating Income. Third quarter 2005 operating income increased 13 percent to $52.2 million from $46.4 million a year ago, driven by improved earnings in Asia/Africa and North America. North America operating income increased 10 percent to $22.9 million from $20.9 million a year ago, as earnings growth in Mexico, driven primarily by increased HFCS shipments, more than offset significantly weaker results in the US/Canada operations. The earnings decline in the US/Canada operations principally reflects higher energy costs, lower product selling prices (particularly for co-products), volume reductions, and increased maintenance expense. South America operating income of $23.1 million for third quarter 2005 declined 3 percent from $23.9 million in the prior year period primarily reflecting lower earnings in Brazil and in the Andean region of South America. Asia/Africa operating income increased 64 percent to $13.9 million, from the weak results of $8.5 million a year ago. The increase primarily reflects improved earnings in South Korea driven by lower corn costs, and a $1.8 million gain from the sale of non-core assets in Malaysia.
     Operating income for the nine months ended September 30, 2005 decreased 9 percent to $139.4 million from $154.0 million a year ago, as lower earnings in North America more than offset earnings growth in Asia/Africa and South America. North America operating income declined 33 percent to $46.4 million from $68.8 million a year ago, as significantly weaker results in the US and Canada more than offset earnings growth in Mexico. The decrease in the US/Canadian results primarily reflects higher energy costs, lower product selling prices (particularly for co-products), volume reductions, and increased maintenance expense. South America operating income of $72.1 million for the first nine months of 2005 increased 1 percent from $71.5 million in the prior year period, as earnings growth in the Southern Cone of South America more than offset lower results in the rest of the region. Asia/Africa operating income increased 13 percent to $43.1 million, from $38.2 million a year ago, driven principally by improved earnings in South Korea. Additionally, a $1.8 million gain from the sale of non-core assets in Malaysia contributed to the earnings increase in the region.

     Financing Costs. Financing costs for the third quarter and first nine months of 2005 increased 8 percent and 9 percent, respectively, from the prior year periods, as larger foreign currency transaction losses and increased interest expense mainly attributable to higher interest rates, more than offset an increase in interest income.
     Provision for Income Taxes. The effective income tax rates for the third quarter and first nine months of 2005 were 45 percent and 38.5 percent, respectively, compared to 33 percent in the prior year periods. These increases primarily reflect the effect of a change in our anticipated income mix for full year 2005 as compared with 2004. As a result of the earnings decline in the US, we do not expect to be able to use certain foreign income tax credits in the US, thereby increasing our effective income tax rate. We currently anticipate that our full year 2005 effective income tax rate will approximate 38.5 percent.
     Minority Interest in Earnings. The decrease in minority interest for the three months and nine months ended September 30, 2005 primarily reflects the effect of our December 2004 purchase of the remaining interest in our now wholly-owned South Korean business.
     Comprehensive Income. The Company recorded comprehensive income of $61 million for the third quarter of 2005, compared to comprehensive income of $12 million in the same period last year. The increase primarily reflects gains on cash flow hedges associated with corn and natural gas futures contracts. For the first nine months of 2005, the Company recorded comprehensive income of $157 million, as compared with comprehensive income of $58 million a year ago. The improvement in comprehensive income for the first nine months of 2005 mainly reflects favorable variances relating to cash flow hedges and increases in the currency translation adjustment primarily attributable to stronger South American currencies.
Mexican Tax on Beverages Sweetened with HFCS/Recoverability of Mexican Assets
     On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for beverages in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its three plants in Mexico. Over time, the Company resumed production and sales of HFCS to certain beverage customers. These sales increased significantly beginning late in the third quarter of 2004 and are continuing as a result of certain customers having obtained court rulings exempting them from paying the tax.
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
     The World Trade Organization’s (WTO) Report of the Panel was issued on October 7, 2005, and stated that Mexico’s tax on beverages sweetened with HFCS violated Mexico’s WTO commitments. While this was not a final nonappealable ruling, and the process is expected to continue for several months, the Company continues to support a permanent resolution to this issue.

Liquidity and Capital Resources
     Cash provided by operating activities was $152 million for the first nine months of 2005, as compared with $96 million in the prior year period. The increase in operating cash flow was driven by a decrease in working capital principally attributable to a reduction in margin accounts relating to corn futures contracts in the US and Canada, improved collections on accounts receivable and lower inventories. Capital expenditures, net of proceeds from disposals, totaled $83 million for the first nine months of 2005, in line with our capital spending plan for the year, which is currently expected to approximate $170 million for full year 2005. Included in this estimate are expenditures relating to the previously announced $100 million capital project at our Argo plant located in Bedford Park, Illinois. The project will include the shutdown and replacement of the plant’s three current coal-fired boilers with one coal-fired boiler. This project is expected to reduce the plant’s emissions as well as provide more efficient and effective energy production. Construction began in the fourth quarter of 2004 and is currently expected to be completed in the third quarter of 2006.
     We have a $180 million Revolving Credit Agreement (the “Revolving Credit Agreement”), consisting of a $150 million revolving credit facility in the US and a $30 million revolving credit facility for our wholly-owned Canadian subsidiary, which expires in September 2009. There were no outstanding borrowings under the Revolving Credit Agreement at September 30, 2005. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At September 30, 2005, we had total debt outstanding of $542 million compared to $568 million at December 31, 2004. The debt outstanding includes: $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and $89 million of consolidated subsidiary debt, consisting of local country borrowings. Approximately $71 million of the consolidated subsidiary debt represents short-term borrowings. The weighted average interest rate on total Company debt was approximately 6.8 percent for the first nine months of 2005.
     On August 5, 2005, we terminated certain fixed to floating interest rate swap agreements associated with $50 million of our 8.45 percent $200 million senior notes due August 2009. In accordance with the termination agreement, we received approximately $2 million from the swap counterparty, which is being amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009). At September 30, 2005, we have interest rate swap agreements that effectively convert the interest rate associated with $150 million of our 8.45 percent $200 million senior notes to a variable rate. The fair value of these interest rate swap agreements approximated $6 million at September 30, 2005.
     On September 21, 2005, our board of directors declared a quarterly cash dividend of $0.07 per share of common stock. The cash dividend was paid on October 25, 2005 to stockholders of record at the close of business on September 30, 2005.
     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, dividends and other investing and/or financing strategies for the foreseeable future.

Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2005.
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
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. On April 14, 2005, the SEC amended the compliance dates for SFAS 123R. Calendar year-end companies that were previously required to implement SFAS 123R effective with the first interim reporting period that begins after June 15, 2005, may now adopt the provisions of SFAS 123R at the beginning of the first annual period beginning after June 15, 2005, although early adoption is allowed. The Company will adopt SFAS 123R effective January 1, 2006 using the modified prospective method. The Company does not expect that the adoption of SFAS 123R will have a material effect on its consolidated financial statements.
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements are subject to certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; fluctuations in the value of local currencies, energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties, including boiler reliability; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities including acts of terrorism; stock market fluctuation and volatility; and the resolution of the uncertainties resulting from the Mexican HFCS tax. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of certain risk factors, see the Company’s most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q or 8-K.
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference. Except for the items referenced below, there have been no material changes to the Company’s market risk during the nine months ended September 30, 2005.
     As described in the “Liquidity and Capital Resources” section of Managements’ Discussion and Analysis of Financial Condition and Results of Operations, on August 5, 2005, the Company terminated certain fixed to floating interest rate swap agreements associated with $50 million of its 8.45 percent $200 million senior notes due August 2009. In accordance with the termination agreement, the Company received approximately $2 million from the swap counterparty, which is being amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009). At September 30, 2005, the Company has interest rate swap agreements that effectively convert the interest rate associated with $150 million of its 8.45 percent $200 million senior notes to a variable rate. The fair value of these interest rate swap agreements approximated $6 million at September 30, 2005.
ITEM 4
CONTROLS AND PROCEDURES
     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     Between May 20, 2005 and June 27, 2005, the Company and certain of its officers were named as defendants in five purported securities class action suits filed in the United States District Court for the Northern District of Illinois. The complaints allege violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of our common stock between January 25, 2005 and April 4, 2005. The plaintiffs allege that we made false and misleading statements and omissions of material facts based on our disclosure regarding earnings projections and operating margins, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of our officers of Section 20A of Securities Exchange Act of 1934. All of these class actions have been consolidated in the matter of Monty Blatt v. Corn Products International, Inc. (N.D. Ill. 05 C 3033). We anticipate that an amended consolidated complaint will be filed on or before November 14, 2005.
     On July 21, 2005, a shareholder derivative lawsuit, Halverson v. Scott, et. al. (Cook Co. 05 CH 12162), was filed in the Circuit Court of Cook County, Illinois, against the Company, its directors and certain of its officers. The complaint arises out of the same subject matter as that of the shareholder class action described above and asserts various claims, including breaches of fiduciary duty and mismanagement. It seeks unspecified damages and certain equitable relief against the individual defendants. All proceedings in this lawsuit are currently stayed by agreement of the parties.
     The Company does not believe that the allegations contained in these lawsuits have merit and intends to vigorously defend against them. However, the ultimate outcome of these lawsuits cannot be predicted with certainty and accordingly, there can be no certainty that these lawsuits will not have a material adverse effect on the Company’s financial condition.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that may
	Total	Price	as part of Publicly	yet be Purchased
(in thousands, except per	Number	Paid	Announced Plans	Under the Plans or
share amounts)	Of Shares Purchased	Per Share	or Programs	Programs

July 1 — July 31, 2005	250	$24.06	250	3,311 shares
August 1 — August 31, 2005	1,000	$23.29	1,000	2,311 shares
Sept. 1 — Sept. 30, 2005	—	—	—	2,311 shares

Total	1,250		1,250
     On February 9, 2005, the Company’s Board of Directors approved a stock repurchase program, which runs through February 28, 2010, under which the Company may repurchase up to 4 million shares of its outstanding common stock. As of September 30, 2005, the Company had repurchased 1.69 million shares under the program, leaving 2.31 million shares available for repurchase.
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

CORN PRODUCTS INTERNATIONAL, INC.
DATE: November 7, 2005	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: November 7, 2005	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit
11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002