Form 10-K
period 2005-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2006-03-09
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $23.76 on June 30, 2005, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $1,740,052,000.
     The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 28, 2006, was 73,972,032.
Documents Incorporated by Reference:
Information required by Part I (Items 1 and 2), Part II (Items 5, 6, 7, 7A and 8) and Part IV (Item 15(a)(1)) of this document is incorporated by reference to Exhibit 13.1 included as part of this 2005 Annual Report on Form 10-K.
Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement distributed in connection with its 2006 Annual Meeting of Stockholders.

PART I.
ITEM 1. BUSINESS
The Company
     Corn Products International, Inc., was incorporated as a Delaware corporation in 1997 and its common stock is traded on the New York Stock Exchange. Corn Products International, Inc., together with its subsidiaries (the “Company” or “Corn Products”), manufactures and sells a number of ingredients to a wide variety of food and industrial customers.
     The Company is a leading regional producer of starches, liquid sweeteners and other ingredients around the world. It is one of the world’s largest corn refiners and is the leading corn refiner in South America.
     The Company had consolidated net sales of $2.36 billion in 2005. Approximately 60 percent of the Company’s 2005 revenues were provided from its North American operations, with the remainder coming from its South America and Asia/Africa operations.
     The Company’s products are derived primarily from the processing of corn and other starch-based materials, such as tapioca. Corn refining is a capital-intensive, two-step process that involves the wet milling and processing of corn. During the front-end process, corn is steeped in a water-based solution and separated into starch and other co-products such as animal feed and germ. The starch is then either dried for sale or further processed to make sweeteners and other ingredients that serve the particular needs of various industries.
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
Products
     Sweetener Products. The Company’s sweetener products represented approximately 53 percent, 52 percent and 54 percent of the Company’s net sales for 2005, 2004 and 2003, respectively.
     High Fructose Corn Syrup: The Company primarily produces two types of high fructose corn syrup: (i) HFCS-55, which is mainly used as a sweetener in soft drinks; and (ii) HFCS-42, which is used as a sweetener in various consumer products such as fruit-flavored beverages, yeast-raised breads, rolls, dough, ready-to-eat cakes, yogurt and ice cream.
     Glucose Corn Syrups: Corn syrups are fundamental ingredients widely used in food products such as baked goods, snack foods, beverages, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes and table syrups. In many markets, the Company offers corn syrups that are manufactured through an ion exchange process, a method that creates the highest quality, purest corn syrups.

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
     Starch Products. Starch products represented approximately 23 percent, 22 percent and 21 percent of the Company’s net sales for 2005, 2004 and 2003, respectively. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today’s recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.
     Co-Products and others. Co-products and others accounted for 24 percent, 26 percent and 25 percent of the Company’s net sales for 2005, 2004 and 2003, respectively. Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high protein feed for chickens, pet food and aquaculture primarily, and steepwater is sold as an additive for animal feed.

Geographic Scope and Operations
     The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. The business includes regional operations in North America, South America and Asia/Africa. In 2005, approximately 60 percent of the Company’s net sales were derived from operations in North America, while South America and Asia/Africa represented approximately 26 percent and 14 percent, respectively. See Note 15 of the Notes to the Consolidated Financial Statements entitled “Segment Information,” included herewith as part of Exhibit 13.1, for certain financial information with respect to geographic areas.
     The Company’s North America region consists of operations in the US, Canada and Mexico. The region’s facilities include 9 plants producing regular and modified starches, dextrose, high fructose, glucose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, caramel color and sorbitol. The Company’s plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for the Company’s US and export customers. The Company’s other US plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do the Company’s Canadian plants in Cardinal, London and Port Colborne, Ontario. The Winston-Salem, Stockton, Port Colborne and London plants primarily produce high fructose corn syrup. The Company is the largest corn refiner in Mexico with plants in Guadalajara, Mexico City and San Juan del Rio.
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
     In addition to the operations in which it engages directly, the Company has strategic alliances through technical license agreements with companies in South Africa and Venezuela. As a group, the Company’s strategic alliance partners produce high fructose, glucose and high maltose syrups (both corn and tapioca), regular, modified, waxy and tapioca starches, dextrose and dextrins, maltodextrins and caramel color. These products have leading positions in many of their target markets.
Competition
     The corn refining industry is highly competitive. Many of the Company’s products are viewed as commodities that compete with virtually identical products and derivatives manufactured by other companies in the industry. The US is a highly competitive market. Competitors include ADM Corn Processing Division (“ADM”) (a division of Archer-Daniels-Midland Company), Cargill, Tate & Lyle Ingredients Americas, Inc., National Starch and Chemical Company (“National Starch”) (a subsidiary of Imperial Chemicals Industries plc) and several others. Mexico and Canada face competition from US imports and local producers including ALMEX, a Mexican joint venture between ADM and Staley. In South America, Cargill and National Starch have corn-refining operations in Brazil. Other local corn and tapioca refiners also operate in many of our markets. Competition within markets is largely based on price, quality and product availability.

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
Customers
     The Company supplies a broad range of customers in over 60 industries. Approximately 19 percent of the Company’s 2005 net sales were to companies engaged in the processed foods industry and approximately 18 percent of the Company’s 2005 net sales were to companies engaged in the soft drink industry. Additionally, approximately 11 percent of the Company’s 2005 net sales were to the animal feed market.
Raw Materials
     The basic raw material of the corn refining industry is yellow dent corn. The supply of corn in the United States has been, and is anticipated to continue to be, adequate for the Company’s domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of three primary supply factors: farmer planting decisions, climate, and government policies and three major market demand factors: livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements.
     Corn is also grown in other areas of the world, including Canada, South Africa, Argentina, Brazil, China, Pakistan and Kenya. The Company’s affiliates outside the United States utilize both local supplies of corn and corn imported from other geographic areas, including the United States. The supply of corn for these affiliates is also generally expected to be adequate for the Company’s needs. Corn prices for the Company’s non-US affiliates generally fluctuate as a result of the same factors that affect US corn prices.
     Due to the competitive nature of the corn refining industry and the availability of substitute products not produced from corn, such as sugar from cane or beet, end product prices may not necessarily fluctuate in a manner that correlates to raw material costs of corn.
     The Company follows a policy of hedging its exposure to commodity fluctuations with commodities futures contracts for certain of its North American corn purchases. All firm-priced business is hedged. Other business may or may not be hedged at any given time based on management’s judgment as to the need to fix the costs of its raw materials to protect the Company’s profitability. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, section entitled “Commodity Costs” for additional information.
Product Development
     Corn Products has a product application technology center that directs the product development teams worldwide to develop product application solutions to better serve the ingredient needs of the Company’s customers. Product development activity is focused on developing product applications for identified customer and market needs. Through this approach, the Company has developed value-added products for use in the corrugated paper, food, textile, baking and confectionery industries. The Company usually collaborates with customers to develop the desired product application either in the customers’ facilities, the Company’s technical service laboratories or on a contract basis. These efforts are supported by the Company’s marketing, product technology and technology support staff.

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
     The Company is a party to technical license agreements with third parties in other countries whereby the Company provides technical, management and business advice on the operations of corn refining businesses and receives royalties in return. These arrangements provide the Company with product penetration in the various countries in which they exist, as well as experience and relationships that could facilitate future expansion. The duration of the agreements range from one to three years, and can be extended by mutual agreement. These relationships have been in place for many years. These agreements in the aggregate provide approximately $3 million of annual income to the Company.
Employees
     As of December 31, 2005, the Company had approximately 6,000 employees. Approximately 32 percent of US and 60 percent of non-US employees are unionized. The Company believes its union and non-union employee relations are good. In addition, the Company has approximately 1,000 temporary employees.
Government Regulation and Environmental Matters
     As a manufacturer and maker of food items and items for use in the pharmaceutical industry, the Company’s operations and the use of many Company products are subject to various US, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act, and to regulation by various government agencies, including the United States Food and Drug Administration, which prescribe requirements and establish standards for product quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on the Company in 2005. The Company may also be required to comply with US, state, foreign and local laws regulating food handling and storage. The Company believes these laws and regulations have not negatively affected its competitive position.

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
     The Company currently anticipates that it may spend approximately $6 million in fiscal 2006 for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects, including the Argo coal boiler project described in Exhibit 13.1 filed herewith, in the section entitled, “Liquidity and Capital Resources.”
Other
     The Company’s Internet address is www.cornproducts.com. The Company makes available, free of charge through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are made available as soon as reasonably practicable after the respective reports are electronically filed with or furnished to the Securities and Exchange Commission. The Company’s corporate governance guidelines, Board committee charters and code of ethics are posted on the Company’s website, the address of which is www.cornproducts.com, and each is available in print to any shareholder upon request in writing to Corn Products International, Inc., 5 Westbrook Corporate Center, Westchester, Illinois 60154 Attention: Corporate Secretary. The contents of our website are not incorporated by reference into this report.

Executive Officers of the Registrant
     Set forth below are the names and ages of all executive officers of the Company, indicating their positions and offices with the Company.

Name	Age	All positions and offices with the Company
Samuel C. Scott III	61	Chairman and Chief Executive Officer since February 2001 and President since 1997. Mr. Scott also served as Chief Operating Officer from 1997 through January 2001. Prior thereto, he served as President of the worldwide Corn Refining Business of CPC International, Inc; now Unilever Bestfoods (“CPC”), from 1995 to 1997 and was President of CPC’s North American Corn Refining Business from 1989 to 1997. He was elected a Vice President of CPC in 1991. Mr. Scott is a director of Motorola, Inc., The Bank of New York, ACCION U.S.A. and Inroads Chicago. He is also a Trustee of the Chicago Symphony Orchestra and the Conference Board.

Cheryl K. Beebe	50	Vice President and Chief Financial Officer since February 2004. Ms. Beebe previously served as Vice President, Finance from July 2002 to February 2004, as Vice President from 1999 to 2002 and as Treasurer from 1997 to February 2004. Prior thereto, she served as Director of Finance and Planning for the CPC Corn Refining Business worldwide from 1995 to 1997 and as Director of Financial Analysis and Planning for Corn Products North America from 1993. Ms. Beebe joined CPC in 1980 and served in various financial positions in CPC’s US consumer food business, North American audit group and worldwide corporate treasury function. She is a member of the Board of Trustees for Farleigh Dickinson University.

Marcia E. Doane	64	Vice President, General Counsel and Corporate Secretary since 1997. Ms. Doane served as Vice President, Legal and Regulatory Affairs of the Corn Products Division of CPC from 1996 to 1997. Prior thereto, she served as Counsel to the Corn Products Division from 1994 to 1996. Ms. Doane joined CPC’s Legal Department in 1989 as Operations Attorney for the Corn Products Division.

Name	Age	All positions and offices with the Company
Jorge L. Fiamenghi	50	Vice President and President of the South America Division since 1999. Mr. Fiamenghi served as Acting President, US/Canadian Region from August 2001 to February 2002. Mr. Fiamenghi served as President and General Manager, Corn Products Brazil from 1996 to 1999. Mr. Fiamenghi was General Manager for the CPC Corn Refining affiliate in Argentina beginning in 1991. Prior thereto, he was Financial and Planning Director for the CPC South American Corn Refining Division from 1989 to 1991, and served as Financial and Administrative Manager for the CPC Corn Refining Division in Mexico beginning in 1987. Mr. Fiamenghi joined CPC in 1971 and served in various financial and planning positions in CPC.

Jack C. Fortnum	49	Vice President since 1999 and President of North America Division since May 2004. Mr. Fortnum previously served as President, US/Canadian Region from July 2003 to May 2004, and as President, US Business from February 2002 until July 2003. Prior to that, Mr. Fortnum served as Executive Vice President, US/Canadian Region from August 2001 until February 2002, as the Controller from 1997 to 2001, as the Vice President of Finance for Refineries de Maiz, CPC’s Argentine subsidiary, from 1995 to 1997, as the Director of Finance and Planning for CPC’s Latin America Corn Refining Division from 1993 to 1995, and as the Vice President and Comptroller of Canada Starch Operating Company Inc., the Canadian subsidiary of CPC, and as the Vice President of Finance of the Canadian Corn Refining Business from 1989.

Jeffrey B. Hebble	50	Vice President since 2000 and President of the Asia/Africa Division since February 2001. Prior thereto, Mr. Hebble served as Vice President of the Asia/Africa Division since 1998. Mr. Hebble joined CPC in 1986 and served in various positions in the Corn Products Division and in Stamford Food Industries Sdn. Berhad, a Corn Products subsidiary in Malaysia.

Name	Age	All positions and offices with the Company
James J. Hirchak	52	Vice President — Human Resources since 1997. Mr. Hirchak joined CPC in 1976 and held various Human Resources positions in CPC until 1984, when he joined the CPC Corn Products Division. In 1987, Mr. Hirchak was appointed Director, Human Resources for Corn Products’ North American Operations and he served as Vice President, Human Resources for the Corn Products Division of CPC from 1992 to 1997.

Kimberly A. Hunter	44	Corporate Treasurer since February 2004. Ms. Hunter previously served as Director of Corporate Treasury from September 2001 to February 2004. Prior to that, she served as Managing Director, Investment Grade Securities at Bank One Corporation, a financial institution, from 1997 to 2000 and as Vice President, Capital Markets from 1992 to 1997.

Robin A. Kornmeyer	57	Vice President since September 2002 and Controller since January 2002. Prior to that, Mr. Kornmeyer served as Corporate Controller at Foster Wheeler Ltd., a worldwide engineering and construction company, from 2000 to 2002 and as its Director of Corporate Audit Services from 1997 to 2000.

James W. Ripley	62	Senior Vice President, Planning, Information Technology and Compliance since February 2004. Mr. Ripley previously served as Vice President and Chief Financial Officer since 1997 and Vice President, Finance from 1997 to July 2002. Prior thereto, he served as Comptroller of CPC from 1995 to 1997 and as Vice President of Finance for CPC’s North American Corn Refining Division from 1984 to 1995. Mr. Ripley joined CPC in 1968 as Chief International Accountant and subsequently served as CPC’s Assistant Corporate Comptroller, Corporate General Audit Coordinator and Assistant Comptroller for CPC’s European Consumer Foods Division.

ITEM 1A. RISK FACTORS
     The Company operates in one business segment, corn refining, and the business is managed on a geographic regional basis. In each country where we conduct business, our business and assets are subject to varying degrees of risk and uncertainty. The following are factors that we believe could cause our actual results to differ materially from expected and historical results. Additional risks that are currently unknown to us may also impair our business or adversely affect our financial condition or results of operations. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Form 10-K or in other filings or statements made by the Company may be subject to the risks described below as well as other risks and uncertainties. Please read the cautionary notice regarding forward-looking statements in Item 7 below.
     The Company operates a multinational business subject to the economic, political and other risks inherent in operating in foreign countries and with foreign currencies.
     The Company has operated in foreign countries and with foreign currencies for many years. The Company’s US dollar denominated results are subject to foreign currency exchange fluctuations and its operations are subject to political, economic and other risks. Economic changes, terrorist activity and political unrest may result in business interruption or decreased demand for the Company’s products. Protectionist trade measures and import and export licensing requirements could also adversely affect the Company’s results of operations. The Company’s success will depend in part on its ability to manage continued global political and/or economic uncertainty.
     The Company primarily sells world commodities and, historically, local prices have adjusted relatively quickly to offset the effect of a local currency devaluation. The Company may hedge transactions that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction and is subject to the risks normally attendant to such hedging activities.
     Raw material and energy price fluctuations, and supply interruptions and shortages could adversely affect the Company’s results of operations.
     The Company’s finished products are made primarily from corn. Purchased corn accounts for between 40 percent and 65 percent of finished product costs. Energy costs represent approximately 14 percent of the Company’s finished product costs. The primary use of energy is to create steam in the production process and in dryers to dry product. The Company consumes coal, natural gas, electricity, wood and fuel oil to generate energy. The market prices for these commodities vary depending on supply and demand, world economies and other factors. The Company purchases these commodities based on its anticipated usage and the future outlook for these costs. The Company cannot assure that it will be able to purchase these commodities at prices that it can adequately pass on to customers to sustain or increase profitability.
     In the US and Canada, the Company sells a large portion of finished product at firm prices established in supply contracts typically lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, the Company takes hedging positions by entering into corn futures contracts. From time to time, the Company may also enter into anticipatory hedges. These contracts typically mature within one year. At expiration, the Company settles the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures the Company is hedging generally offset such fluctuations. While the corn futures contracts or hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material. Outside of North America, sales of finished product under long-term, firm-priced supply contracts are not material. The Company also periodically uses derivative financial instruments to hedge portions of its natural gas costs, primarily in its North American operations.
     The Company’s ability to generate an adequate return on investment is uncertain.
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
     The Company’s inability to contain costs could adversely affect its future profitability and growth.
     The Company’s future profitability and growth depends on the Company’s ability to contain operating costs and per-unit product costs and to maintain and/or implement effective cost control programs, while at the same time maintaining competitive pricing and superior quality products, customer service and support. The Company’s ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements.
     If the Company is unable to contain its operating costs and maintain the productivity and reliability of its production facilities, the profitability and growth of the Company could be adversely affected.
     The Company may not have access to the funds required for future growth and expansion.
     The Company may need additional funds for working capital to grow and expand its operations. To the extent possible, the Company expects to fund its capital expenditures from operating cash flow. If the Company’s operating cash flow is insufficient to fund such expenditures, the Company may either reduce its capital expenditures or utilize certain general credit facilities. The Company may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets. The Company cannot provide any assurance that cash flows from operations will be sufficient to fund anticipated capital expenditures or that additional funds can be obtained from financial markets or from the sale of assets at terms favorable to the Company. If the Company is unable to generate sufficient cash flows or raise sufficient additional funds to cover capital expenditures, it may not be able to achieve its desired operating efficiencies and expansion plans, which may adversely impact the Company’s competitiveness and, therefore, its results of operations.
     Increased interest rates could increase our borrowing costs.
     From time to time the Company may issue securities to finance acquisitions, capital expenditures, working capital and for other general corporate purposes. An increase in interest rates in the general economy could result in an increase in the Company’s borrowing costs for these financings, as well as under any existing debt that bears interest at an unhedged floating rate.

     The Company operates in a highly competitive environment and it may be difficult to preserve operating margins and maintain market share.
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
     Volatility in the stock market fluctuations and in quarterly operating results and other factors could adversely affect the market price of the Company’s common stock.
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

     The uncertainty of acceptance of products developed through biotechnology could effect the profitability of the Company.
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
     Our profitability could be negatively impacted if we fail to maintain satisfactory labor relations.
     Approximately 32 percent of US and 60 percent of non-US employees are unionized. Strikes, lockouts or other work stoppages or slow downs involving the Company’s unionized employees could have a material adverse effect on the Company.
     The Company may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures and require significant management resources.
     The Company regularly reviews potential acquisitions of complementary businesses, technologies, services or products, as well as potential strategic alliances. The Company may be unable to find suitable acquisition candidates or appropriate partners with which to form partnerships or strategic alliances. Even if the Company identifies appropriate acquisition or alliance candidates, it may be unable to complete such acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an acquired business, technology, service or product into the Company’s existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of the Company’s business. Moreover, the Company may not realize the anticipated benefits of any acquisition or strategic alliance, and such transactions may not generate anticipated financial results. Future acquisitions could also require issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to the other intangible assets, any of which could harm the Company’s business.
     No assurance can be given that the Company will continue to pay dividends.
     The payment of dividends is at the discretion of the Company’s Board of Directors and will be subject to the Company’s financial results and the availability of surplus funds to pay dividends.
     Anti-takeover provisions in the Company’s charter documents and under Delaware law may make it more difficult to acquire the Company.
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
     The Company’s reliance on certain industries for a significant portion of sales could have a material adverse affect on the business.
     Approximately 19 percent of the Company’s 2005 worldwide sales were made to companies engaged in the processed foods industry and approximately 18 percent were made to companies in the soft drink industry. Additionally, approximately 11 percent of the Company’s 2005 worldwide sales were made to the animal feed market. If the Company’s processed foods customers, soft drink customers or animal feed customers were to substantially decrease their purchases, the business of the Company might be materially adversely affected. However, the Company believes there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or non-performance would materially affect the Company’s results.
     An outbreak of a life threatening communicable disease could negatively impact the Company’s business.
     The outbreak of Severe Acute Respiratory Syndrome (“SARS”) previously affected the economies of certain countries where the Company’s products are manufactured and sold. If the economies of any countries where the company sells or manufactures its products is affected by a similar outbreak of SARS, the Avian Flu, or other life threatening communicable diseases, it could result in decreased sales and unfavorably impact the Company’s business.

     Cross-border disputes between countries in which the Company operates could result in duties, taxes or other costs that could adversely affect the Company’s results of operations.
     Due to cross-border disputes with the United States, the Company’s operations in Mexico and Canada could be adversely affected by actions taken by the governments of those two countries. In 2002, Mexico imposed a discriminatory tax on beverages sweetened with HFCS, which resulted in a substantial reduction of sales of HFCS in Mexico. However, sales of HFCS in Mexico have returned to historical levels and are continuing despite the continuation of the tax. In addition, Canada has recently imposed a significant duty on imported United States grain. If we are unable to maintain sales levels of high fructose corn syrup in Mexico and/or minimize the impact of the duties in Canada, the results of operations for these two countries could be negatively affected and the Company could be required to recognize a charge for impairment.
     The recognition of impairment charges on goodwill or long-lived assets would adversely impact the future financial position and results of operations of the Company.
     The Company performs an annual impairment assessment for goodwill and, as necessary, for long-lived assets. If the results of such assessments were to show that the fair value of the property, plant and equipment or goodwill were less than the carrying values, the Company would be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material.
     Unanticipated changes in our tax rates or exposure to additional income tax liabilities could impact the Company’s profitability.
     We are subject to income taxes in both the United States and various other foreign jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits.
     In particular, the carrying value of deferred tax assets, which are predominantly in the US, is dependent upon our ability to generate future taxable income in the US. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.
     Operating difficulties at the Company’s manufacturing plants could adversely affect our operating results.
     Corn refining is a capital intensive industry. The Company has 27 plants and has preventive maintenance and de-bottlenecking programs designed to maintain and improve grind capacity and facility reliability. This includes the shutdown and replacement of three current coal-fired boilers with one new coal-fired boiler at our Argo facility in Bedford Park, Illinois. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations, section entitled “Liquidity and Capital Resources,” included herewith as part of Exhibit 13.1 for additional information relating to this capital project. If the Company encounters operating difficulties at a plant for an extended period of time or start up problems with the Argo boiler or other improvement projects, we may not be able to meet certain sales order commitments and could incur significantly higher operating expenses which could adversely affect our operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None
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
Cali, Colombia
Guayaquil, Ecuador
     The Company believes its manufacturing facilities are sufficient to meet its current production needs. The Company has preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability. This includes the shutdown and replacement of three current coal-fired boilers with one new coal-fired boiler at our Argo facility in Bedford Park, Illinois. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations, section entitled “Liquidity and Capital Resources,” included herewith as part of Exhibit 13.1 for additional information relating to this capital project.
     The Company has electricity co-generation facilities at all of its US and Canadian plants, as well as at its plants in San Juan del Rio, Mexico; Baradero, Argentina; and Balsa Nova and Mogi-Guacu, Brazil, that provide electricity at a lower cost than is available from third parties. The Company generally owns and operates such co-generation facilities itself, except for the facilities at its Stockton, California; Cardinal, Ontario; Balsa Nova and Mogi-Guacu, Brazil locations, that are owned by, and operated pursuant to co-generation agreements with, third parties.

     The Company believes it has competitive facilities. In recent years, significant capital expenditures have been made to update, expand and improve the Company’s facilities, averaging $110 million per year for the last three years. The Company believes these capital expenditures will allow the Company to operate efficient facilities for the foreseeable future. The Company currently anticipates that capital expenditures for 2006 will approximate $150 million. Included in this estimate are expenditures relating to the completion of the previously announced $100 million capital project at our Argo plant located in Bedford Park, Illinois. Construction began in the fourth quarter of 2004 and the project is expected to be completed by the end of the third quarter of 2006. It is anticipated that annual capital expenditures beyond 2006 will be in line with historical averages.
ITEM 3. LEGAL PROCEEDINGS
     On October 21, 2003, the Company submitted, on its own behalf and on behalf of its Mexican affiliate, CPIngredientes, S.A. de C.V., (previously known as Compania Proveedora de Ingredientes) a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, the Company asserts that the imposition by Mexico of a discriminatory tax on beverages containing HFCS breached various obligations of Mexico under NAFTA. The Company seeks damages of not less than $325 million. See also Note 3 of the Notes to the Consolidated Financial Statements included in Exhibit 13.1 herewith.
     Between May and June of 2005, the Company, Samuel Scott and Cheryl Beebe were named as defendants in five purported securities class action suits filed in the United States District Court for the Northern District of Illinois. The complaints alleged violations of certain federal securities laws and sought unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between January 25, 2005 and April 4, 2005. In August 2005, all of these class actions were consolidated in the matter of Monty Blatt v. Corn Products International, Inc. (N.D. Ill. 05 C 3033). In November 2005, plaintiffs filed a consolidated amended complaint containing essentially the same legal claims. Cheryl Beebe was not named as a defendant in the consolidated amended complaint. The Company believes the lawsuit is without merit and intends to defend it vigorously. The matter has been tendered by the Company to its insurance carrier for defense and indemnification.
     In July 2005, a shareholder derivative lawsuit, Halverson v. Samuel Scott, et al. (05 CH 12162), was filed in the Circuit Court of Cook County, Illinois against Corn Products International, its directors and certain members of senior management. The lawsuit makes various claims asserting mismanagement and breaches of fiduciary duty related to the Company’s performance in the first quarter of 2005. The subject matter of the derivative lawsuit is substantially the same as that of the shareholder class action, Monty Blatt v. Corn Products International, Inc. (N.D. Ill. 05 C 3033). All proceedings in this lawsuit are currently stayed by agreement of the parties. The Company believes the lawsuit is without merit and intends to defend it vigorously. The matter has been tendered by the Company to its insurance carrier for defense and indemnification.
     The Company is defending claims brought against its predecessor, which was named as one of the defendants in a number of private treble damage state class actions by direct and indirect HFCS customers. The only remaining action still pending is in the state court of Kansas. Preliminary approval of the Kansas settlement was granted by the judge assigned to the case on December 10, 2004 and notice to the class has been completed. The Company expects final approval of the Kansas settlement. The terms of the proposed settlement would not have a material adverse effect on the financial results of the Company.

     In June 2005, certain associations purporting to represent Canadian corn producers filed a request that the Canadian government investigate the effect of United States corn subsidization on the Canadian corn market and the alleged dumping of United States corn into Canada. In September 2005, the Canadian government initiated an anti-dumping and/or countervailing duty investigation on corn imported from the United States. In November 2005, the Canadian government made a positive determination in connection with the preliminary determination of injury and in December 2005 imposed preliminary antidumping and countervailing duties. The Company has been and continues to vigorously oppose the imposition of antidumping and countervailing duties.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Shares of Corn Products’ Common Stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPO.” Information about the range of the NYSE reported high, low and closing market prices of the Company’s Common Stock, holders of record and quarterly dividends are incorporated by reference from the Supplemental Financial Information filed herewith as part of Exhibit 13.1, section entitled “Common Stock Market Prices and Dividends.”
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

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares that may yet
	Number	Price	part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or
(shares in thousands)	Purchased	Per Share	Programs	Programs

Oct. 1 – Oct. 31, 2005	—	—	—	2,311 shares
Nov. 1 – Nov. 30, 2005	—	—	—	2,311 shares
Dec. 1 – Dec. 31, 2005	—	—	—	2,311 shares
Total	—	—	—
On February 9, 2005, the Company’s Board of Directors approved a stock repurchase program, which runs through February 28, 2010, under which the Company may repurchase up to 4 million shares of its outstanding common stock. As of December 31, 2005, the Company had repurchased 1.69 million shares under the program, leaving 2.31 million shares available for repurchase.
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
Forward Looking Statements
     This Form 10-K contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements are subject to certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; fluctuations in the value of local currencies, energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of hostilities including acts of terrorism; stock market fluctuation and volatility; and our ability to maintain sales levels of HFCS in Mexico. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of risk factors, see Item 1A-Risk Factors above and subsequent reports on Forms 10-Q and 8-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Exposure. Approximately 61 percent of the Company’s borrowings at December 31, 2005 are fixed rate bonds and loans. Interest on the remaining 39 percent of the Company’s borrowings is subject to change based on changes in short-term rates, which could affect our interest costs. Included in the floating rate indebtedness information above is $150 million of our $200 million Senior Notes due 2009 which, through the use of interest rate swaps, had effectively been converted from fixed to floating rate debt. Included in the fixed rate indebtedness information above is $18 million of Korean term loan debt which, through the use of cross currency interest rate swaps, has effectively been converted from floating rate US dollar to fixed rate Korean Won debt. See also Note 8 of the Notes to the Consolidated Financial Statements entitled “Financing Arrangements” included herewith as part of Exhibit 13.1, for further information. A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2005 would have increased interest expense and reduced pretax income for 2005 by approximately $3 million.
     At December 31, 2005 and 2004, the carrying and fair values of long-term debt, including the current portion, were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
(in millions)	value	value	value	value

8.25% senior notes, due 2007	$254	$266	$254	$280
8.45% senior notes, due 2009	199	219	199	233
Korean loans	28	28	27	27

Total	$481	$513	$480	$540

     On February 1, 2006, the Company terminated the fixed to floating interest rate swap agreements associated with $150 million of its 8.45 percent senior notes. The swap termination resulted in a gain of approximately $3 million that will be amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009).
     Commodity Costs. The Company’s finished products are made primarily from corn. In the US and Canada, the Company sells a large portion of finished product at firm prices established in supply contracts typically lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, the Company enters into corn futures contracts, or takes hedging positions in the corn futures market. From time to time, the Company may also enter into anticipatory hedges. These contracts typically mature within one year. At expiration, the Company settles the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures the Company is hedging generally offset such fluctuations. While the corn futures contracts or hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material. Outside of North America, sales of finished product under long-term, firm-priced supply contracts are not material.
     Energy costs for the Company represent a significant portion of its operating costs. The primary use of energy is to create steam in the production process and in dryers to dry product. The Company consumes coal, natural gas, electricity, wood and fuel oil to generate energy. The market prices for these commodities vary depending on supply and demand, world economies and other factors. The Company purchases these commodities based on its anticipated usage and the future outlook for these costs. The Company cannot assure that it will be able to purchase these commodities at prices that it can adequately pass on to customers to sustain or increase profitability. The Company periodically uses derivative financial instruments to hedge portions of its natural gas costs, primarily in its North American operations.
     The Company’s commodity price hedging instruments generally relate to contracted firm-priced business. Based on the Company’s overall commodity hedge exposure at December 31, 2005, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive income (loss) of approximately $22 million, net of income tax benefit. It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

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
Evaluation of Disclosure Controls and Procedures
     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
     Internal control over financial reporting includes those policies and procedures that:
1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company.

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company.

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Corn Products International, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Corn Products International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corn Products International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Corn Products International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Corn Products International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corn Products International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion thereon.
KPMG LLP
Chicago, Illinois
March 8, 2006

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information contained under the headings “Board of Directors,” “Matters To Be Acted Upon – Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) and the information contained under the heading “Executive Officers of the Registrant” in Item 1 hereof is incorporated herein by reference. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller. The code of ethics is posted on the Company’s Internet website, which is found at www.cornproducts.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information contained under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained under the headings “Equity Compensation Plan Information as of December 31, 2005” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information contained under the heading “2005 and 2004 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.
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
Exhibit Number
10.1
10.2
10.3
10.4
10.5
10.6
10.7
10.8
10.9
10.10
10.11
10.14
10.15
10.16

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2006.

CORN PRODUCTS INTERNATIONAL, INC.

By:	/s/ Samuel C. Scott III
Samuel C. Scott III
Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 8th day of March, 2006.

Signature	Title

/s/ Samuel C. Scott III Samuel C. Scott III	Chairman, President and Chief Executive Officer
/s/ Cheryl K. Beebe Cheryl K. Beebe	Chief Financial Officer
/s/ Robin A. Kornmeyer Robin A. Kornmeyer	Controller
*Richard J. Almeida Richard J. Almeida	Director
*Luis Aranguren Luis Aranguren	Director
*Guenther E. Greiner Guenther E. Greiner	Director
*Ronald M. Gross Ronald M. Gross	Director
*Karen L. Hendricks Karen L. Hendricks	Director
*Bernard H. Kastory Bernard H. Kastory	Director

Signature	Title
*Gregory B. Kenny Gregory B. Kenny	Director
*Barbara A. Klein Barbara A. Klein	Director
*William S. Norman William S. Norman	Director
*James M. Ringler James M. Ringler	Director
*By: /s/ Marcia E. Doane Marcia E. Doane Attorney-in-fact
(Being the principal executive officer, the principal financial officer, the controller and all of the directors of Corn Products International, Inc.)

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 1-13397

3.2*	Amended By-Laws of the Company, filed as Exhibit 3.i to the Company’s report on Form 8-K dated February 3, 2006, File No. 1-13397

4.1*	Rights Agreement dated as of November 19, 1997 (Amended and Restated as of September 9, 2002), between the Company and The Bank of New York, filed as Exhibit 4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-13397

4.2*	Certificate of Designation for the Company’s Series A Junior Participating Preferred Stock, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-Al2B, File No. 1-13397

4.3*	Five year Revolving Credit Agreement dated as of September 2, 2004 among the Company and the agents and banks named therein filed as Exhibit 10 to the Company’s report on Form 10-Q for the quarter ended September 30, 2004

4.4*	First Amendment to Revolving Credit Agreement dated October 8, 2004, filed as Exhibit 4.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

4.5*	Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company’s current report on Form 8-K, File No. 1-13397, as amended by First Supplemental Indenture filed on July 8, 2002 as Exhibit 99.4 to the Company’s current report on Form 8-K, File No. 1-13397, and by Second Supplemental Indenture filed on November 18, 2002 as Exhibit 4 to the Company’s current report on Form 8-K, File No. 1-13397

4.6*	First Supplemental Indenture dated July 8, 2002 between the Company and The Bank of New York, as Trustee, filed on July 8, 2002 as Exhibit 99.4 to the Company’s current report on Form 8-K, File No. 1-13397

4.7*	Second Supplemental Indenture dated November 18, 2002 between the Company and The Bank of New York, as Trustee, filed on November 18, 2002 as Exhibit 4 to the Company’s current report on Form 8-K, File No. 1-13397

10.1*	The Corn Products International, Inc. Stock Incentive Plan, included as Appendix B to the Company’s Proxy Statement filed on Schedule 14A on March 29, 2005, File No. 1-13397

10.2**	Deferred Stock Unit Plan of the Company

10.3**	Form of Severance Agreement entered into by each of the Named Executive Officers

10.4*	Form of Amendment to Executive Severance Agreement entered into by each of the Named Executive Officers, filed as Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397

10.5**	Form of Indemnification Agreement entered into by each of the members of the Company’s Board of Directors and the Named Executive Officers

10.6*	Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844, as amended by Amendment No. 1 dated December 1, 2004, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.7*	Supplemental Executive Retirement Plan (Amended and Restated as of January 1, 2001), filed as Exhibit 10 to the Company’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2002, File No. 1-13397

10.8**	Executive Life Insurance Plan

10.9**	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397

10.10*	Annual Incentive Plan, included as Appendix C to the Company’s Proxy Statement filed on Schedule 14A on March 29, 2005, File No. 1-13397

10.11*	Performance Plan, filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 1999, File No. 1-13397

10.12**	Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods

10.13*	Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the Company’s Registration Statement on Form S-8, File No. 333-43525

10.14*	Executive Life Insurance Plan, Compensation Committee Summary, filed as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.15*	Form of Executive Life Insurance Plan Participation Agreement and Collateral Assignment entered into by the Named Executive Officers with the exception of Jorge Fiamenghi, filed as Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.16*	Form of Performance Share Award, filed as Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-13397

10.17	Natural Gas Purchase and Sale Agreement between Corn Products Brasil-Ingredientes Industrias Ltda. and Companhia de Ga de Sao Paulo-Comgas

11.1	Earnings Per Share Computation

12.1	Computation of Ratio of Earnings to Fixed Charges

13.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes

18.1*	Preferability letter from KPMG, filed as Exhibit 18.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as indicated in the exhibit description.

**	Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.