Form 10-Q
period 2006-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2006-05-08
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 28, 2006
Common Stock, $.01 par value	74,150,132 shares

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6 EXHIBITS
SIGNATURES
EXHIBIT INDEX
Credit Agreement
Statement Re: Computation of Earnings Per Share
Certification
Certification
Certification
Certification

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2006	2005

Net sales before shipping and handling costs	$665.8	$613.3
Less: shipping and handling costs	51.0	46.8

Net sales	614.8	566.5
Cost of sales	522.1	494.0

Gross profit	92.7	72.5

Operating expenses	47.7	39.3
Other income, net	1.2	2.2

Operating income	46.2	35.4

Financing costs	6.6	9.5

Income before income taxes and minority interest	39.6	25.9
Provision for income taxes	15.4	8.7

	24.2	17.2
Minority interest in earnings	0.8	0.7

Net income	$23.4	$16.5

Weighted average common shares outstanding:
Basic	74.1	75.1
Diluted	75.4	76.5

Earnings per common share:
Basic	$0.32	$0.22
Diluted	$0.31	$0.22
See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM I
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
(In millions, except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$90	$116
Accounts receivable — net	299	287
Inventories	263	258
Prepaid expenses	15	11
Deferred income tax assets	13	13

Total current assets	680	685

Property, plant and equipment — net	1,297	1,274
Goodwill and other intangible assets	367	359
Deferred income tax assets	2	3
Investments	11	11
Other assets	54	57

Total assets	$2,411	$2,389

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$67	$57
Deferred income taxes	1	1
Accounts payable and accrued liabilities	334	366

Total current liabilities	402	424

Non-current liabilities	111	110
Long-term debt	471	471
Deferred income taxes	130	128
Minority interest in subsidiaries	17	17
Redeemable common stock (1,227,000 shares issued and outstanding at March 31, 2006 and December 31, 2005) stated at redemption value	35	29
Stockholders’ equity
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 74,092,774 shares issued at March 31, 2006 and December 31, 2005	1	1
Additional paid in capital	1,061	1,068
Less: Treasury stock (common stock; 1,257,842 and 1,528,724 shares at March 31, 2006 and December 31, 2005, respectively) at cost	(30)	(36)
Deferred compensation — restricted stock	—	(1)
Accumulated other comprehensive loss	(233)	(251)
Retained earnings	446	429

Total stockholders’ equity	1,245	1,210

Total liabilities and equity	$2,411	$2,389

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2006	2005
Net income	$23	$17
Comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $6 million and $9 million, respectively	(9)	11
Reclassification adjustment for losses on cash flow hedges included in net income, net of income tax effect of $2 million and $7 million, respectively	4	16
Currency translation adjustment	23	4

Comprehensive income	$41	$48

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS' EQUITY
		Additional			Accumulated Other		Redeemable
	Common	Paid-In	Treasury	Deferred	Comprehensive	Retained	Common
(in millions)	Stock	Capital	Stock	Compensation	Income (Loss)	Earnings	Stock

Balance, December 31, 2005	$1	$1,068	$(36)	$(1)	$(251)	$429	$29

Net income						23
Dividends declared						(6)
Losses on cash flow hedges, net of income tax effect of $6 million					(9)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $2 million					4
Issuance of common stock on exercise of stock options		(1)	4
Change in fair value of redeemable common stock		(6)					6
Share-based payments		2	1
Issuance of restricted stock		(1)	1
Reclassification of deferred compensation		(1)		1
Currency translation adjustment					23

Balance, March 31, 2006	$1	$1,061	$(30)	$—	$(233)	$446	$35

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2006	2005
Cash provided by (used for) operating activities:
Net income	$23	$17
Non-cash charges (credits) to net income:
Depreciation	28	26
Minority interest in earnings	1	1
Changes in working capital:
Accounts receivable and prepaid items	(11)	(1)
Inventories	(3)	38
Accounts payable and accrued liabilities	(42)	(57)
Other	9	5

Cash provided by operating activities	5	29

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(37)	(20)
Payments for acquisitions	—	(3)
Other	1	—

Cash used for investing activities	(36)	(23)

Cash provided by (used for) financing activities:
Proceeds from borrowings	14	2
Payments on debt	(5)	(15)
Issuance of common stock	3	10
Dividends paid	(7)	(6)

Cash provided by (used for) financing activities	5	(9)

Decrease in cash and cash equivalents	(26)	(3)
Cash and cash equivalents, beginning of period	116	101

Cash and cash equivalents, end of period	$90	$98

See Notes To Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
1. Interim Financial Statements
     References to the “Company” are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended March 31, 2006 and 2005, and the financial position of the Company as of March 31, 2006. The results for the interim periods are not necessarily indicative of the results expected for the full years.
2. Share-based Compensation
     The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). The Company adopted SFAS 123R using the modified prospective method, which requires that compensation cost be recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash flow as previously required.
     The adoption of SFAS 123R resulted in the Company recording compensation expense for employee stock options. The following table shows the effect of adopting SFAS 123R on selected reported items and what those items would have been under previous guidance under APB No. 25.

	For the Three Months Ended
(in millions, except per share amounts)	March 31, 2006
	As Reported	Under APB No. 25
Income before income taxes and minority interest	$39.6	$40.9
Income before minority interest	24.2	25.0
Net income	23.4	24.2
Cash provided by operating activities	4.5	5.0
Cash provided by financing activities	4.5	4.0
Basic earnings per share	.32	.33
Diluted earnings per share	.31	.32

     Prior to the adoption of SFAS 123R, the Company accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Amounts charged to compensation expense for amortization of restricted stock for the three months ended March 31, 2005 was $0.3 million. However, no compensation cost related to common stock options granted to employees were reflected in net income during that period, as each option granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of SFAS 123, “Accounting for Stock-Based
Compensation,” to all outstanding and unvested awards for the three months ended March 31, 2005. The results for the quarter ended March 31, 2005 have not been restated.

March 31,
(in millions, except per share amounts)	2005
Net income, as reported	$16.5
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.2)

Pro forma net income	$15.5

Earnings per share:

Basic — as reported	$0.22
Basic — pro forma	$0.20

Diluted — as reported	$0.22
Diluted — pro forma	$0.20
  Stock Incentive Plan
     The Stock Incentive Plan (SIP) is administered by the Compensation Committee of the Board of Directors of the Company and provides for the grant of incentive stock options, restricted stock and other stock-based awards for certain key employees. A maximum of 8 million shares are currently authorized for awards under the SIP. As of March 31, 2006, 6,617,900 shares were available for future grants under the SIP. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.
     The Company has a stock repurchase program under which it periodically repurchases shares of its common stock. The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the SIP. However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the SIP.

     A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended
	March 31,
(in millions)	2006	2005
Total stock-based compensation expense included in net income	$2.1	$.8
Income tax benefit related to stock-based compensation included in net income	.8	.3
     Stock Options:
     Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options are exercisable upon vesting, which occurs in 50 percent increments at the one- and two-year anniversary dates of the date of grant, and have a term of 10 years. Compensation expense is recognized on a straight-line basis for awards. Stock option activity for the three months ended March 31, 2006 was as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(dollars and shares in thousands)	Options	Price	Term (Years)	Value
Outstanding at December 31, 2005	4,642	$17.14
Granted	1,064	25.87
Exercised	(201)	16.01
Cancelled	(21)	25.56

Outstanding at March 31, 2006	5,484	18.84	6.5	$57,862

Options exercisable at March 31, 2006	3,939	16.23	5.4	$51,821
     For the three months ended March 31, 2006, cash received from the exercise of stock options was $3 million and the income tax benefit realized from the exercise of stock options was $.5 million. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $8.0 million, which will be amortized over the weighted-average period of approximately 1.1 years.
     The weighted-average fair value of stock options granted for the three months ended March 31, 2006 was $7.7 million. There were no stock options granted in the three month period ending March 31, 2005. The intrinsic value of stock options exercised were $2.2 million and $9.1 million for the three months ended March 31, 2006 and 2005, respectively.

     The fair value of each option grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	March 31,	March 31,
	2006	2005
Expected life (in years)	5.3	5.3
Risk-free interest rate	4.2%	3.93%
Expected volatility	27.75%	27%
Expected dividend yield	1.08%	1.2%
     The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. Expected volatility is based on historical volatilities of the Company’s common stock. Dividend yields are based on historical dividend payments.
     Restricted Shares of Common Stock:
     Under the SIP, participants may be granted restricted shares of common stock. The restricted shares issued under this plan are subject to cliff vesting, generally for five years provided the employee remains in the service of the Company. Expense is recognized on a straight line basis over the vesting period taking into account an estimated forfeiture rate. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant. Expense recognized for the three months ended March 31, 2006 and 2005 was $.2 million and $.3 million, respectively.
     The following table summarizes restricted share activity for the three month period ended March 31, 2006.

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2005	175	$16.04
Granted	51	26.63
Vested	(10)	15.66
Cancelled	(4)	26.05

Non-vested at March 31, 2006	212	18.42

     The weighted-average fair value of restricted stock granted during the three months ended March 31, 2006 and 2005 was $26.63 and $28.36, respectively. The total fair value of restricted stock vested during the quarter ended March 31, 2006 was $.2 million. No restricted stock vested during the quarter ended March 31, 2005.
     As of March 31, 2006, the total remaining unrecognized compensation cost related to restricted stock amounted to $2 million, which will be amortized on a weighted-average basis over 2.6 years. This amount is included in additional paid in capital in the Company’s Condensed Consolidated Balance Sheet at March 31, 2006.

     Restricted Stock Units:
     Under the compensation agreement with the Board of Director’s at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested. Stock units under this plan vest immediately. The compensation expense relating to this plan recognized in the Consolidated Statements of Income was not material for the three month periods ending March 31, 2006 and 2005. There have been approximately 146,000 share units issued under this plan at a value of $3.8 million.
  Long-Term Incentive Plans
     Equity-Classified Awards
     The Company has a long term incentive plan for Officers under which awards thereunder are classified as equity under SFAS 123R. The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return of capital employed target percentage. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the goal and is reviewed at the end of each reporting period. The amount recognized in the Consolidated Statement of Income for the three months ended March 31, 2006 was $.4 million. The total compensation expense for these awards is being amortized over a three year period. As of March 31, 2006 the total remaining unrecognized compensation cost relating to these plans was $3.6 million which will be amortized over the remaining requisite service period of 2.75 years. This amount will vary each reporting period based on changes in the probability of attaining the goal.
     Liability-Classified Awards:
     The Company has a long term compensation plan for Officers under which awards thereunder are classified as liabilities under SFAS 123R. The ultimate payment of cash will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed target percentage. Compensation expense for this plan is based on the change in fair value at each reporting date. The amount recognized in the Consolidated Statement of Income for the three months ended March 31, 2006 related to this award, as well the unrecognized portion of the expense as of that date, is not material. The unrecognized portion of the expense will be amortized over the remaining requisite service period of nine months.

3. Inventories
     Inventories are summarized as follows:

	At	At
	March 31,	December 31,
(in millions)	2006	2005
Finished and in process	$113	$102
Raw materials	107	115
Manufacturing supplies and other	43	41

Total inventories	$263	$258

4. Segment Information
     The Company operates in one business segment, corn refining, and is managed on a geographic regional basis. Its North America operations include corn-refining businesses in the United States, Canada and Mexico. The Company’s South America operations include corn-refining businesses in Brazil, Colombia, Ecuador, Peru and the Southern Cone of South America, which includes Argentina, Chile and Uruguay. The Company’s Asia/Africa operations include corn-refining businesses in Korea, Pakistan, Malaysia, Kenya, and China, and a tapioca root processing operation in Thailand.

	Three Months Ended
	March 31,
(in millions)	2006	2005

Net Sales
North America	$376.3	$343.6
South America	150.9	140.6
Asia/Africa	87.6	82.3

Total	$614.8	$566.5

Operating Income
North America	$24.4	$2.9
South America	19.7	26.9
Asia/Africa	13.0	13.5
Corporate	(10.9)	(7.9)

Total	$46.2	$35.4

	At	At
(in millions)	March 31, 2006	December 31, 2005
Total Assets
North America	$1,376	$1,394
South America	583	559
Asia/Africa	452	436

Total	$2,411	$2,389

5. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.
     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three months ended March 31, 2006 and 2005:

(in millions)	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005

Service cost	$0.7	$0.6	$0.7	$0.5
Interest cost	0.9	0.9	1.4	1.3
Expected return on plan assets	(1.0)	(0.9)	(1.7)	(1.5)
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial loss	0.1	0.1	0.3	0.1

Net pension cost	$0.8	$0.8	$0.7	$0.4

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expects to make cash contributions of $1 million and $5 million to its US and Canadian pension plans, respectively, in 2006. As of March 31, 2006, approximately $2 million in pension contributions had been made to the Canadian pension plan.
     The following sets forth the components of net postretirement benefit cost for the three months ended March 31, 2006 and 2005, respectively:

(in millions)
	2006	2005

Service cost	$0.4	$0.4
Interest cost	0.6	0.6
Amortization of prior service benefit	(0.1)	(0.1)
Amortization of net actuarial loss	0.1	0.2

Net postretirement benefit cost	$1.0	$1.1

6. Elimination of Canadian Anti-Dumping/Countervailing Duties
     In September 2005, the Canadian government initiated an anti-dumping and/or countervailing duty (AD/CVD) investigation on grain corn imported from the United States. The investigation related to the alleged effect of United States grain corn related subsidies on the Canadian grain corn market and the alleged dumping of United States grain corn into Canada. In November 2005, the Canadian International Trade Tribunal (CITT) made a preliminary determination of injury and in December 2005 the Canada Border Services Agency (CBSA) imposed a provisional duty on imported United States grain corn of US$l.65 per bushel.

     On April 18, 2006, the CITT ruled that grain corn imported from the United States has not injured, and is not threatening to injure, the Canadian grain corn industry. As a result, provisional countervailing and anti-dumping duties imposed in December 2005 have ceased and any such amounts that had been collected by the Canadian government will be refunded.
7. New Credit Agreement
     On April 26, 2006, the Company entered into new, five-year $500 million senior, unsecured revolving credit facilities consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s previous $180 million revolving credit facility that would have expired in September 2009. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. There were no outstanding borrowings under the previous $180 million revolving credit facility at March 31, 2006.

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
     First quarter 2006 was a solid quarter for us as net sales, operating income, net income and diluted earnings per share increased significantly from the weaker results of a year ago. The stronger results were driven by significantly improved operating results in our North American region, which more than offset reduced earnings in South America principally attributable to pricing and cost pressures in Brazil and Argentina. Looking forward, we expect that continued significant profitability improvement in the North American region, driven principally from our US operations coupled with growth in Mexico, should more than offset lower South American results and drive diluted earnings per share growth for full year 2006. We anticipate that full year 2006 diluted earnings per share should increase in the range of 16 to 24 percent over the $1.19 per diluted share we earned in 2005.
     We are focused on resolving past operating issues in our US operations and remain on schedule for the start-up of the new coal-fired boiler at our largest facility, Argo, which is located in Bedford Park, Illinois, by the end of third quarter 2006. We completed the tie-in phase of the Argo boiler project in April, expect to carry out the first boiler fire-up in July, and believe that the project will be completed by the end of September. We anticipate the negative impact to operating income from boiler related start-up activities to be in the range of $10 million to $12 million, which is included in our guidance above.
Results of Operations
For The Three Months Ended March 31, 2006
With Comparatives for the Three Months Ended March 31, 2005
     Net Income. Net income for the quarter ended March 31, 2006 increased to $23.4 million, or $0.31 per diluted common share, from $16.5 million, or $0.22 per diluted common share, in the first quarter of 2005. The increase in net income primarily reflects a 31 percent increase in operating income driven principally by significantly improved North American results, and lower financing costs, which more than offset an increase in our effective income tax rate.

     Net Sales. First quarter net sales totaled $615 million, up 9 percent from first quarter 2005 net sales of $567 million. The increase reflects 3 percent volume growth, 2 percent price/product mix improvement and a 4 percent benefit from foreign currency translation attributable to a weaker US dollar.
     North American net sales for first quarter 2006 increased 10 percent to $376 million, from $344 million in the same period last year, reflecting price/product mix improvement of 6 percent, volume growth of 3 percent and a 1 percent benefit from currency translation attributable to a stronger Canadian dollar. In South America, first quarter 2006 net sales increased 7 percent to $151 million, from $141 million in first quarter 2005, as an 11 percent improvement attributable to stronger South American currencies and 3 percent volume growth, more than offset a 7 percent price/product mix decline. In Asia/Africa, first quarter 2006 net sales increased 6 percent to $88 million, from $82 million in the year-ago period, as 7 percent volume growth and a 2 percent increase attributable to stronger Asian currencies, more than offset a 3 percent price/product mix decline.
     Cost of Sales and Operating Expenses. Cost of sales of $522 million for first quarter 2006 was up 6 percent from $494 million in the prior year period, mainly attributable to an increase in energy costs of approximately 26 percent and higher sales volume. Gross profit margin was 15 percent, up from 13 percent last year, principally reflecting improved profitability and margins in North America.
     First quarter 2006 operating expenses increased to $47.7 million from $39.3 million last year, primarily reflecting higher compensation-related costs, including the expensing of stock options as well as stronger currencies, primarily in South America. First quarter 2006 operating expenses, as a percentage of net sales, were 7.8 percent, up from 6.9 percent a year ago.
     Operating Income. First quarter 2006 operating income increased 31 percent to $46.2 million from $35.4 million a year ago, as stronger earnings in North America more than offset earnings declines in South America and Asia/Africa. North America operating income increased to $24.4 million from $2.9 million a year ago, as earnings grew throughout the region from the weak results of a year ago. Lower corn costs and higher product selling prices throughout the region, along with volume growth in Mexico, drove the earnings improvement. South America operating income declined 27 percent to $19.7 million in first quarter 2006 from $26.9 million a year ago primarily reflecting lower earnings in Brazil and Argentina. Operating income in Brazil was unfavorably impacted by lower product selling prices, a stronger local currency and higher corn and energy costs. The stronger Brazilian Real, coupled with concerns over avian flu and hoof-and-mouth disease, dampened exports in various industries, generating excess starches and animal feed ingredients, including those from tapioca processors and dry-millers. This situation limited the pricing flexibility of our Brazilian operations during the quarter. Operating income in Argentina declined principally due to increased corn and energy costs. Asia/Africa operating income decreased 4 percent to $13.0 million, from $13.5 million a year ago. This decrease primarily reflects reduced earnings in South Korea, mainly attributable to lower product selling prices as a result of a soft local economy.
     Financing Costs. Financing costs for first quarter 2006 decreased to $6.6 million from $9.5 million a year ago. This decrease primarily reflects increases in capitalized interest, interest income and foreign currency transaction gains, which more than offset the effect of higher interest rates.

     Provision for Income Taxes. The effective income tax rate for the first quarter of 2006 increased to 38.9 percent from 33.5 percent a year ago, principally due to a change in anticipated income mix.
     Minority Interest in Earnings. Minority interest for first quarter 2006 was $0.8 million, up slightly from $0.7 million last year.
     Comprehensive Income. The Company recorded comprehensive income of $41 million for the first quarter of 2006, down from $48 million in the same period last year. The decrease principally reflects losses on cash flow hedges, which more than offset increases in the currency translation adjustment and net income, from the prior year period.
Mexican Tax on Beverages Sweetened with HFCS/Recoverability of Mexican Assets
     On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for beverages in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its three plants in Mexico. Over time, the Company resumed production and sales of HFCS to certain beverage customers. These sales increased significantly beginning late in the third quarter of 2004, and in 2005, returned to levels attained prior to the imposition of the tax as a result of certain customers having obtained court rulings exempting them from paying the tax. These sales are continuing in 2006; however, the tax remains in place.
     While the Company continues its efforts to gain repeal of the tax, it cannot predict with any certainty the likelihood or timing of such repeal nor can it predict whether the Mexican beverage customers will continue purchasing HFCS at current levels. Failure to repeal the tax and a decline from the current levels of HFCS shipments could have a negative effect on the operating results and cash flows of the Mexican operation.
     On October 7, 2005, the World Trade Organization (WTO) issued a Report of the Panel stating that Mexico’s tax on beverages sweetened with HFCS violated Mexico’s WTO commitments. The report of the Appellate Body was issued on March 6, 2006 and upheld the Panels’ conclusion. The process toward conclusion of the matter is expected to continue for several months, and the Company continues to support a permanent resolution to this issue.
Elimination of Canadian Anti-Dumping/Countervailing Duties
     In September 2005, the Canadian government initiated an anti-dumping and/or countervailing duty (AD/CVD) investigation on grain corn imported from the United States. The investigation related to the alleged effect of United States grain corn related subsidies on the Canadian grain corn market and the alleged dumping of United States grain corn into Canada. In November 2005, the Canadian International Trade Tribunal (CITT) made a preliminary determination of injury and in December 2005 the Canada Border Services Agency (CBSA) imposed a provisional duty on imported United States grain corn of US$l.65 per bushel.

     On April 18, 2006, the CITT ruled that grain corn imported from the United States has not injured, and is not threatening to injure, the Canadian grain corn industry. As a result, provisional countervailing and anti-dumping duties imposed in December 2005 have ceased and any such amounts that had been collected by the Canadian government will be refunded.
Liquidity and Capital Resources
     Cash provided by operating activities was $5 million for first quarter 2006, as compared with $29 million in the prior year period. The decrease in operating cash flow was driven principally by an increase in working capital, as compared with the prior year period, mainly attributable to an increase in the change in inventories. Capital expenditures of $37 million for first quarter 2006 are in line with our capital spending plan for the year, which is currently expected to approximate $150 million for full year 2006. Included in this estimate are expenditures relating to the completion of the previously announced $100 million capital project at our Argo plant. The project will include the shutdown and replacement of the plant’s three current coal-fired boilers with one coal-fired boiler. This project is expected to reduce the plant’s emissions as well as provide more efficient, reliable and effective energy production. Construction began in the fourth quarter of 2004 and is currently expected to be completed by the end of the third quarter of 2006.
     On April 26, 2006, we entered into new, five-year $500 million senior, unsecured revolving credit facilities consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s previous $180 million revolving credit facility that would have expired in September 2009. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. There were no outstanding borrowings under the previous $180 million revolving credit facility at March 31, 2006. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At March 31, 2006, we had total debt outstanding of $538 million compared to $528 million at December 31, 2005. The debt outstanding includes: $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and $85 million of consolidated subsidiary debt, consisting of local country borrowings. Approximately $67 million of the consolidated subsidiary debt represents short-term borrowings. The weighted average interest rate on total Company indebtedness was approximately 7.6 percent for the first three months of 2006, up from 6.7 percent in the comparable prior year period.
     On February 1, 2006, we terminated the remaining fixed to floating interest rate swap agreements associated with $150 million of our $200 million 8.45 percent senior notes. The swap termination resulted in a gain of approximately $3 million, which is being amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009). At December 31, 2005 the fair value of outstanding interest rate swap agreements approximated $5 million.
     On March 15, 2006, our board of directors declared a quarterly cash dividend of $0.08 per share of common stock. The cash dividend was paid on April 25, 2006 to stockholders of record at the close of business on March 30, 2006.

     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, acquisitions, dividends and other investing and/or financing strategies for the foreseeable future.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2006.
New Accounting Standards
     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”), which requires that exchanges of productive assets be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company’s consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost that are recognized by crediting additional paid-in capital be reported as a financing cash inflow, rather than as an operating cash flow as previously required. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method, which requires that compensation cost be recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. See also Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes,” as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial statements.
     In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements are subject to certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; fluctuations in the value of local currencies, energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism; stock market fluctuation and volatility; and our ability to maintain sales levels of HFCS in Mexico. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these risks see Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports on Forms 10-Q or 8-K.
This Form 10-Q also may contain references to the Company’s long term objectives and goals or targets with respect to certain metrics. These objectives, goals and targets are used as a motivational and management tool and are indicative of the Company’s long term aspirations only, and they are not intended to constitute, nor should they be interpreted as, an estimate, projection, forecast or prediction of the Company’s future performance.
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and is incorporated herein by reference. Except for the item referenced below, there have been no material changes to the Company’s market risk during the three months ended March 31, 2006.
     As described in the “Liquidity and Capital Resources” section of Managements’ Discussion and Analysis of Financial Condition and Results of Operations, on February 1, 2006, the Company terminated the remaining fixed to floating interest rate swap agreements associated with $150 million of its $200 million 8.45 percent senior notes. The swap termination resulted in a gain of approximately $3 million, which is being amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009).
ITEM 4
CONTROLS AND PROCEDURES
     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     On April 4, 2006, the Company was served with a lawsuit that purports to be a class action anti-competition case in the Supreme Court of British Colombia. The lawsuit was filed on June 13, 2005, on behalf of Sun-Rype Products Ltd. and Wendy Weberg against a number of industry participants, including the Company. The complaint seeks unspecified damages for an alleged conspiracy to fix the price of high fructose corn syrup sold in Canada during the period between 1988 and June 1995. In the alternative, the complaint seeks recovery under restitutionary principles. The Company does not believe the allegations contained in this lawsuit have merit and intends to vigorously defend against them.
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that may
	Number	Price	as part of Publicly	yet be Purchased
	Of Shares	Paid	Announced Plans	Under the Plans or
(shares in thousands)	Purchased	Per Share	or Programs	Programs

Jan. 1 - Jan. 31, 2006	—	—	—	2,311 shares
Feb. 1 - Feb. 28, 2006	—	—	—	2,311 shares
March 1 - March 31, 2006	—	—	—	2,311 shares

Total	—		—
     The Company has a stock repurchase program, which runs through February 28, 2010, that permits the Company to repurchase up to 4 million shares of its outstanding common stock. As of March 31, 2006, the Company had repurchased 1.69 million shares under the program, leaving 2.31 million shares available for repurchase.
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

CORN PRODUCTS INTERNATIONAL, INC.

DATE: May 8, 2006	By	/s/ Cheryl K. Beebe

Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: May 8, 2006	By	/s/ Robin A. Kornmeyer

Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit
10	Credit Agreement dated April 26, 2006

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002