Form 10-Q/A
period 2006-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2006-05-10
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
     Large accelerated filer ☒       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $.01 par value	OUTSTANDING AT APRIL 28, 2006 74,150,132 shares

EXPLANATORY NOTE
     Corn Products International, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Form 10-Q for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on May 8, 2006 (the “Original Filing”), solely to amend Part II, Item 5 to include information concerning the election of a new member to the Board of Directors.
     The complete text of Item 5, as amended, is included in the Amendment No. 1.
     With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the three months ending March 31, 2006 has been supplemented, updated or amended.
PART II OTHER INFORMATION
ITEM 5
OTHER INFORMATION
     As previously announced in a press release issued on March 15, 2006, Paul T. Hanrahan, president and chief executive officer of the AES Corporation, was elected to the Board of Directors of the Company on March 14, 2006. Mr. Hanrahan is expected to serve on the Compensation Committee of the Board of Directors.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CORN PRODUCTS INTERNATIONAL, INC.
DATE: May 10, 2006	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: May 10, 2006	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller