Form 10-Q
period 2006-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2006-08-07
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $.01 par value	OUTSTANDING AT JULY 31, 2006 73,527,543 shares

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2006	2005	2006	2005

Net sales before shipping and handling costs	$701.0	$646.9	$1,366.8	$1,260.3
Less: shipping and handling costs	56.1	50.7	107.1	97.5

Net sales	644.9	596.2	1,259.7	1,162.8
Cost of sales	540.4	506.0	1,062.4	1,000.1

Gross profit	104.5	90.2	197.3	162.7

Operating expenses	49.4	39.6	97.2	79.0
Other income, net	2.0	1.2	3.2	3.5

Operating income	57.1	51.8	103.3	87.2

Financing costs	7.6	9.5	14.2	19.0

Income before income taxes and minority interest	49.5	42.3	89.1	68.2
Provision for income taxes	18.3	14.8	33.7	23.5

	31.2	27.5	55.4	44.7
Minority interest in earnings	1.1	1.0	1.9	1.7

Net income	$30.1	$26.5	$53.5	$43.0

Weighted average common shares outstanding:
Basic	73.9	75.2	74.0	75.1
Diluted	75.3	76.0	75.4	76.3

Earnings per common share:
Basic	$0.41	$0.35	$0.72	$0.57
Diluted	$0.40	$0.35	$0.71	$0.56
See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM I FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
(In millions, except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$57	$116
Accounts receivable — net	292	287
Inventories	294	258
Prepaid expenses	15	11
Deferred income tax assets	11	13

Total current assets	669	685

Property, plant and equipment — net	1,311	1,274
Goodwill and other intangible assets	371	359
Deferred income tax assets	2	3
Investments	11	11
Other assets	57	57

Total assets	$2,421	$2,389

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$71	$57
Deferred income taxes	1	1
Accounts payable and accrued liabilities	360	366

Total current liabilities	432	424

Non-current liabilities	106	110
Long-term debt	454	471
Deferred income taxes	130	128
Minority interest in subsidiaries	17	17
Redeemable common stock (1,227,000 shares issued and outstanding at June 30, 2006 and December 31, 2005) stated at redemption value	34	29
Stockholders’ equity
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 74,092,774 shares issued at June 30, 2006 and December 31, 2005	1	1
Additional paid in capital	1,063	1,068
Less: Treasury stock (common stock; 1,951,581 and 1,528,724 shares at June 30, 2006 and December 31, 2005, respectively) at cost	(49)	(36)
Deferred compensation — restricted stock	—	(1)
Accumulated other comprehensive loss	(238)	(251)
Retained earnings	471	429

Total stockholders’ equity	1,248	1,210

Total liabilities and equity	$2,421	$2,389

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Net income	$30	$26	$54	$43
Comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $5 million, $1 million, $11 million and $7 million, respectively	(9)	(1)	(19)	12
Reclassification adjustment for losses on cash flow hedges included in net income, net of income tax effect of $1 million, $3 million, $3 million and $11 million, respectively	1	5	6	19
Currency translation adjustment	3	18	26	22

Comprehensive income	$25	$48	$67	$96

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY
		Additional			Accumulated Other		Redeemable
	Common	Paid-In	Treasury	Deferred	Comprehensive	Retained	Common
(in millions)	Stock	Capital	Stock	Compensation	Income (Loss)	Earnings	Stock

Balance, December 31, 2005	$1	$1,068	$(36)	$(1)	$(251)	$429	$29

Net income						54
Dividends declared						(12)
Losses on cash flow hedges, net of income tax effect of $11 million					(19)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $3 million					6
Repurchases of common stock			(23)
Issuance of common stock on exercise of stock options		(1)	7
Change in fair value of redeemable common stock		(5)					5
Share-based payments		4	1
Issuance of restricted stock		(2)	2
Reclassification of deferred compensation		(1)		1
Currency translation adjustment					26

Balance, June 30, 2006	$1	$1,063	$(49)	$—	$(238)	$471	$34

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2006	2005
Cash provided by (used for) operating activities:
Net income	$54	$43
Non-cash charges (credits) to net income:
Depreciation	55	52
Minority interest in earnings	2	2
Changes in working capital:
Accounts receivable and prepaid items	(17)	16
Inventories	(34)	10
Accounts payable and accrued liabilities	(15)	(9)
Other	6	(1)

Cash provided by operating activities	51	113

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(76)	(54)
Payments for acquisitions	—	(5)
Other	1	—

Cash used for investing activities	(75)	(59)

Cash provided by (used for) financing activities:
Proceeds from borrowings	14	2
Payments on debt	(21)	(29)
Issuance of common stock	6	11
Repurchase of common stock	(23)	(9)
Dividends paid (including to minority interest shareholders)	(13)	(12)

Cash used for financing activities	(37)	(37)

Effect of foreign exchange rate changes on cash	2	1

Increase (decrease) in cash and cash equivalents	(59)	18
Cash and cash equivalents, beginning of period	116	101

Cash and cash equivalents, end of period	$57	$119

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
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2006 and 2005, and the financial position of the Company as of June 30, 2006. The results for the interim periods are not necessarily indicative of the results expected for the full years.
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

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	As	Under	As	Under
(in millions, except per share amounts)	Reported	APB No. 25	Reported	APB No. 25
Income before income taxes and minority interest	$49.5	$50.7	$89.1	$91.6
Income before minority interest	31.2	32.0	55.4	57.0
Net income	30.1	30.9	53.5	55.1

Basic earnings per share	.41	.42	.72	.74
Diluted earnings per share	.40	.41	.71	.73

Cash provided by operating activities			$51	$52
Cash used for financing activities			37	38

     Prior to the adoption of SFAS 123R, the Company accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Amounts charged to compensation expense for amortization of restricted stock for the three months and six months ended June 30, 2005 were $0.3 million and $0.5 million, respectively. However, no compensation cost related to common stock options granted to employees were reflected in net income during that period, as each option granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to all outstanding and unvested awards for the three months and six months ended June 30, 2005. The results for the 2005 periods have not been restated.

	Three Months Ended	Six Months Ended
(in millions, except per share amounts)	June 30, 2005	June 30, 2005
Net income, as reported	$26.5	$43.0
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2	0.4
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(2.3)

Pro forma net income	$25.6	$41.1

Earnings per share:
Basic — as reported	$0.35	$0.57
Basic — pro forma	$0.34	$0.55

Diluted — as reported	$0.35	$0.56
Diluted — pro forma	$0.34	$0.54
Stock Incentive Plan
     The Stock Incentive Plan (SIP) is administered by the Compensation Committee of the Board of Directors of the Company and provides for the grant of incentive stock options, restricted stock and other stock-based awards for certain key employees. A maximum of 8 million shares were originally authorized for awards under the SIP. As of June 30, 2006, 6,543,500 shares were available for future grants under the SIP. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.
     The Company has a stock repurchase program under which it periodically repurchases shares of its common stock. The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the SIP. However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the SIP.

     A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
Total stock-based compensation expense included in net income	$2.1	$.6	$4.2	$1.3
Income tax benefit related to stock-based compensation included in net income	.8	.2	1.6	.4
     Stock Options:
     Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options are exercisable upon vesting, which occurs in 50 percent increments at the one- and two-year anniversary dates of the date of grant, and have a term of 10 years. Compensation expense is recognized on a straight-line basis for awards. Stock option activity for the six months ended June 30, 2006 was as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(dollars and shares in thousands, except per share)	Options	Price	Term (Years)	Value
Outstanding at December 31, 2005	4,642	$17.14
Granted	1,084	25.95
Exercised	(364)	16.15
Cancelled	(28)	25.36

Outstanding at June 30, 2006	5,334	18.96	6.3	$58,308

Options exercisable at June 30, 2006	3,790	16.26	5.2	$51,622
     For the three and six months ended June 30, 2006, cash received from the exercise of stock options was $3 million and $6 million and the income tax benefit realized from the exercise of stock options was $0.5 million and $1 million, respectively. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $6.7 million, which will be amortized over the weighted-average period of approximately 1.4 years.
     Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share)	2006	2005	2006	2005
Weighted average grant date fair value of stock options granted	$8.87	$8.17	$7.72	$8.17
Total intrinsic value of stock options exercised	$2,064	$552	$4,317	$9,834

     The fair value of each option grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	June 30,	June 30,
	2006	2005
Expected life (in years)	5.3	5.3
Risk-free interest rate	4.2%	3.93%
Expected volatility	27.75%	27%
Expected dividend yield	1.08%	1.2%
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
     Restricted Shares of Common Stock:
     Under the SIP, participants may be granted restricted shares of common stock. The restricted shares issued under this plan are subject to cliff vesting, generally for five years provided the employee remains in the service of the Company. Expense is recognized on a straight line basis over the vesting period taking into account an estimated forfeiture rate. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant. Expense recognized for the second quarter and first-half of 2006 was $0.2 million and $0.4 million, respectively as compared to $0.3 million and $0.5 million in the comparable prior year periods.
     The following table summarizes restricted share activity for the six months ended June 30, 2006.

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2005	175	$16.04
Granted	63	27.32
Vested	(11)	16.15
Cancelled	(10)	20.06

Non-vested at June 30, 2006	217	19.11

     The weighted-average fair value of restricted stock granted during the six months ended June 30, 2006 and 2005 was $27.32 and $28.36, respectively. The total fair value of restricted stock vested during the first-half of 2006 was $0.2 million. No restricted stock vested during the first six months of 2005.
     As of June 30, 2006, the total remaining unrecognized compensation cost related to restricted stock amounted to $2 million, which will be amortized on a weighted-average basis over 2.6 years. This amount is included in additional paid in capital in the Company’s Condensed Consolidated Balance Sheet at June 30, 2006.

     Restricted Stock Units:
     Under the compensation agreement with the Board of Director’s at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested. Stock units under this plan vest immediately. The compensation expense relating to this plan recognized in the Consolidated Statements of Income was not material for the three month and six month periods ending June 30, 2006 and 2005. There are approximately 154,000 share units outstanding under this plan at a value of $4.0 million.
Long-Term Incentive Plans
     Equity-Classified Awards
     The Company has a long term incentive plan for Officers under which awards thereunder are classified as equity under SFAS 123R. The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on return on capital employed target percentage. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the goal and is reviewed at the end of each reporting period. The amount recognized in the Consolidated Statement of Income for the three months and six months ended June 30, 2006 was $0.5 million and $0.9 million, respectively. The total compensation expense for these awards is being amortized over a three year period. As of June 30, 2006 the total remaining unrecognized compensation cost relating to these plans was $3.3 million, which will be amortized over the remaining requisite service period of 2.5 years. This amount will vary each reporting period based on changes in the probability of attaining the goal.
     Liability-Classified Awards:
     The Company has a long term compensation plan for Officers under which awards thereunder are classified as liabilities under SFAS 123R. The ultimate payment of cash will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed target percentage. Compensation expense for this plan is based on the change in fair value at each reporting date. The amount recognized in the Consolidated Statement of Income for the three months and six months ended June 30, 2006 related to this award was $0.7 and $0.8 million, respectively. The unrecognized portion of the expense as of June 30, 2006 is $1.4 million. The unrecognized portion of the expense will be amortized over the remaining requisite service period of six months.

3. Inventories
     Inventories are summarized as follows:

	At	At
	June 30,	December 31,
(in millions)	2006	2005
Finished and in process	$107	$102
Raw materials	140	115
Manufacturing supplies and other	47	41
Total inventories	$294	$258
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
Net Sales
North America	$397.9	$366.0	$774.1	$709.6
South America	155.6	142.6	306.6	283.3
Asia/Africa	91.4	87.6	179.0	169.9

Total	$644.9	$596.2	$1,259.7	$1,162.8

Operating Income
North America	$36.9	$20.6	$61.3	$23.5
South America	16.6	22.1	36.3	49.0
Asia/Africa	15.0	15.7	28.0	29.2
Corporate	(11.4)	(6.6)	(22.3)	(14.5)

Total	$57.1	$51.8	$103.3	$87.2

	At	At
(in millions)	June 30, 2006	December 31, 2005
Total Assets
North America	$1,373	$1,394
South America	568	559
Asia/Africa	480	436

Total	$2,421	$2,389

5. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.
     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the periods indicated:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$0.7	$0.6	$0.7	$0.5	$1.4	$1.2	$1.3	$1.0
Interest cost	0.9	0.9	1.4	1.3	1.8	1.8	2.9	2.6
Expected return on plan assets	(1.0)	(0.9)	(1.7)	(1.5)	(2.0)	(1.6)	(3.4)	(3.0)
Amortization of prior service cost	0.1	0.1	—	—	0.2	0.2	—	—
Amortization of net actuarial loss	0.1	0.1	0.3	0.1	0.2	—	0.7	0.2

Net pension cost	$0.8	$0.8	$0.7	$0.4	$1.6	$1.6	$1.5	$0.8

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expects to make cash contributions of $1 million and $5 million to its US and Canadian pension plans, respectively, in 2006. As of June 30, 2006, approximately $3 million in pension contributions had been made to the Canadian pension plan.
     The following sets forth the components of net postretirement benefit cost for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2006	2005	2006	2005

Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.6	0.6	1.2	1.2
Amortization of prior service benefit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial loss	0.1	0.2	0.2	0.4

Net postretirement benefit cost	$1.0	$1.1	$2.0	$2.2

6. Elimination of Canadian Anti-Dumping/Countervailing Duties
     In September 2005, the Canadian government initiated an anti-dumping and/or countervailing duty (“AD/CVD”) investigation on grain corn imported from the United States. The investigation related to the alleged effect of United States grain corn related subsidies on the Canadian grain corn market and the alleged dumping of United States grain corn into Canada. In November 2005, the Canadian International Trade Tribunal (“CITT”) made a preliminary determination of injury and in December 2005 the Canada Border Services Agency imposed a provisional duty on imported United States grain corn of US$l.65 per bushel.

     On April 18, 2006, the CITT ruled that grain corn imported from the United States has not injured, and is not threatening to injure, the Canadian grain corn industry. As a result, provisional countervailing and anti-dumping duties imposed in December 2005 have ceased and such amounts that had been collected by the Canadian government from the Company have been refunded.
     On June 8, 2006, associations representing Canadian corn producers filed a notice of application for judicial review relating to the April 18 decision by the CITT. The notice was served and the respondents, including the Company and its subsidiary, Casco, Inc. filed appearances in due course. The Company does not believe that any bases exist to overturn the CITT decision and intends to vigorously oppose the application for judicial review.
7. New Credit Agreement
     On April 26, 2006, the Company entered into new, five-year $500 million senior, unsecured revolving credit facilities consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s previous $180 million revolving credit facility that would have expired in September 2009. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. There were no outstanding borrowings under the Revolving Credit Agreement at June 30, 2006.

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
     The second quarter and first half of 2006 were solid periods for us as net sales, operating income, net income and diluted earnings per share increased significantly from the comparable prior year periods. The stronger results primarily reflect significantly improved operating results in our North American region, which more than offset reduced earnings in South America principally attributable to higher corn and energy costs throughout the region and continued product pricing pressures in Brazil. Looking forward, we expect that continued profitability improvement in the North American region should more than offset lower South American results and drive diluted earnings per share growth for full year 2006. We anticipate that full year 2006 diluted earnings per share should increase in the range of 16 to 24 percent over the $1.19 per diluted share we earned in 2005.
     We are focused on resolving past operating issues in our US operations and remain on schedule for the start-up of the new coal-fired boiler at our largest facility, Argo, which is located in Bedford Park, Illinois, by the end of third quarter 2006. We continue to believe that the negative impact to operating income from boiler related start-up activities will be in the range of $10 million to $12 million for full year 2006, which is included in our guidance above.
Results of Operations
For The Three Months and Six Months Ended June 30, 2006
With Comparatives for the Three Months and Six Months Ended June 30, 2005
     Net Income. Net income for the quarter ended June 30, 2006 increased $3.6 million to $30.1 million, or $0.40 per diluted share, from $26.5 million, or $0.35 per diluted share, in the second quarter of 2005. The increase in net income primarily reflects a 10 percent increase in operating income driven by significantly improved North American results, and lower financing costs, which more than offset an increase in our effective income tax rate. Net income for the six months ended June 30, 2006 increased to $53.5 million, or $0.71 per diluted share, from $43.0 million, or $0.56 per diluted share, in the prior year period. The increase in net income primarily reflects an 18 percent increase in operating income driven by significantly improved North American results, and lower financing costs, which more than offset an increase in our effective income tax rate.
     Net Sales. Second quarter net sales totaled $645 million, up 8 percent from second quarter 2005 net sales of $596 million. The increase reflects volume growth of 3 percent, price/product mix improvement of 2 percent and a 3 percent benefit from currency translation attributable to a weaker US dollar. North American net sales for second quarter 2006 increased 9 percent to $398 million, from $366 million in the same period last year, reflecting a price/product mix improvement of 6 percent, volume growth of 1 percent and a 2 percent benefit from currency translation attributable to a stronger Canadian dollar. In South America, second quarter 2006 net sales grew 9 percent to $156 million, from $143 million in second quarter 2005, as 10 percent volume growth and a 5 percent improvement attributable to stronger South American currencies more than offset a 6 percent price/product mix decline primarily due to continued pricing pressure in Brazil. In Asia/Africa, second quarter 2006 net sales increased 4 percent to $91 million, from $88 million in the year-ago period, reflecting a 4 percent translation benefit attributable to stronger foreign currencies and 1 percent volume growth, which more than offset a price/product mix decline of 1 percent.
     First half 2006 net sales grew 8 percent to $1.26 billion from $1.16 billion a year ago. This increase reflects a 3 percent increase attributable to stronger foreign currencies, 3 percent volume growth, and 2 percent price/product mix improvement. In North America, net sales grew 9 percent to $774 million from $710 million a year ago. This increase reflects 6 percent price/product mix improvement, 2 percent volume growth and a 1 percent increase attributable to a stronger Canadian dollar. In South America, net sales increased 8 percent to $307 million from $283 million in the prior year period. This increase reflects an 8 percent translation benefit related to stronger South American currencies and volume growth of 7 percent, which more than offset a 7 percent price/product mix decline. In Asia/Africa, net sales rose 5 percent to $179 million, from $170 million a year ago. This increase reflects volume growth of 4 percent and a 3 percent increase attributable to stronger Asian currencies, which more than offset a 2 percent price/product mix decline.
     Cost of Sales and Operating Expenses. Cost of sales of $540 million for second quarter 2006 was up 7 percent from $506 million in the prior year period. First half 2006 cost of sales increased 6 percent to $1.06 billion from $1.00 billion a year ago. These increases principally reflect higher energy costs and increased sales volumes. Energy costs for second quarter and first half 2006 increased approximately 17 percent and 21 percent, respectively, from the comparable prior year periods. Our gross profit margin for the second quarter and first half of 2006 was 16.2 percent and 15.7 percent, respectively, up from 15.1 percent and 14.0 percent last year. These increases principally reflect improved profitability and margins in North America.
     Operating expenses for the second quarter and first half of 2006 increased to $49.4 million and $97.2 million, respectively, from $39.6 million and $79.0 million last year. These increases principally reflect higher compensation-related costs, including the expensing of stock options and currency translation associated with stronger foreign currencies. Operating expenses, as a percentage of net sales, were 7.7 percent for both the second quarter and first half of 2006, up from 6.6 percent and 6.8 percent in the comparable prior year periods.

     Operating Income. Second quarter 2006 operating income increased 10 percent to $57.1 million from $51.8 million a year ago, as earnings growth in North America more than offset lower earnings in South America and Asia/Africa. North America operating income increased 79 percent to $36.9 million from $20.6 million a year ago, as earnings grew throughout the region. Lower corn costs and higher product selIing prices throughout the region, along with volume growth in Mexico, drove the earnings improvement. South America operating income of $16.6 million for second quarter 2006 decreased 25 percent from $22.1 million in the prior year period, primarily reflecting lower earnings in Brazil and, to a lesser extent, in the Southern Cone of South America. Higher corn and energy costs throughout the region and continued pricing pressure in Brazil were the principal contributors to the earnings decline in South America. Asia/Africa operating income decreased 4 percent to $15.0 million, from $15.7 million a year ago, primarily due to lower earnings in South Korea where a soft economy continued to pressure earnings.
     First half 2006 operating income increased 18 percent to $103.3 million from $87.2 million a year ago, as increased earnings in North America more than offset lower results in South America and Asia/Africa. North America operating income improved 161 percent to $61.3 million from $23.5 million a year ago, reflecting earnings growth throughout the region. South America operating income of $36.3 million for first half 2006 decreased 26 percent from $49.0 million in the prior year period, primarily attributable to lower results in Brazil. Additionally, weaker results in the Southern Cone of South America contributed to the decline in the region. Asia/Africa operating income decreased 4 percent to $28.0 million, from $29.2 million a year ago, primarily reflecting lower earnings in South Korea.
     Financing Costs, net. Financing costs for the second quarter and first half of 2006 declined 20 percent and 25 percent, respectively, from the prior year periods. These decreases primarily reflect increases in capitalized interest and interest income and lower foreign currency transaction losses, which more than offset the effect of higher interest rates.
     Provision for Income Taxes. The effective income tax rates for the second quarter and first half of 2006 were 37 percent and 37.8 percent, respectively, compared to 35 percent and 34.5 percent in the prior year periods. These increases primarily reflect the effect of our anticipated income mix for full year 2006 as compared with 2005.
     Minority Interest in Earnings. The slight increase in minority interest for the three months and six months ended June 30, 2006 over the prior year periods primarily reflects the effect of improved earnings in Pakistan.
     Comprehensive Income. We recorded comprehensive income of $25 million for the second quarter of 2006, compared to comprehensive income of $48 million in the same period last year. This decrease primarily reflects a decline in the currency translation adjustment and losses on cash flow hedges, which more than offset an increase in net income. For the first half of 2006, we recorded comprehensive income of $67 million, as compared with comprehensive income of $96 million a year ago. This decline principally reflects losses on cash flow hedges, which more than offset increases in the currency translation adjustment and net income.

Mexican Tax on Beverages Sweetened with HFCS/Recoverability of Mexican Assets
     On January 1, 2002, a discriminatory tax on soft drinks and other beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for covered beverages in Mexico, we ceased production of HFCS 55 at our San Juan del Rio plant, one of our then four plants (now three) in Mexico. Although customers sporadically purchased minor amounts of HFCS for use in soft drinks in 2002 and 2003, it was only in the third quarter of 2004 that court rulings giving certain customers exemptions from the tax permitted them to purchase HFCS in significant quantities. In 2005, sales returned to levels attained prior to the imposition of the tax. These sales are continuing in 2006; however, the tax remains in place.
     On October 7, 2005, the World Trade Organization (“WTO”) issued a Report of the Panel stating that Mexico’s tax on beverages sweetened with HFCS violated Mexico’s WTO commitments. The report of the Appellate Body was issued on March 6, 2006 and upheld the Panels’ conclusion.
     On July 27, 2006 the United States Department of Agriculture (“USDA”) announced that Mexico and the United States had confirmed that on July 3, 2006 they submitted a joint letter to the WTO Dispute Settlement Body regarding the elimination of discriminatory tax on soft drinks and other beverages sweetened with HFCS. The letter advised the WTO that Mexico and the United States have agreed that the reasonable time period for Mexico to comply with the recommendations and rulings of the Dispute Settlement Body is until January 1, 2007 or until January 31, 2007 if the Mexican Congress enacts legislation during December 2006 repealing the tax. Concurrently, the USDA announced that the United States and Mexico have concluded an agreement under which, among other things, the United States will provide duty-free access to 250,000 metric tons of Mexican sugar during the period from October 1, 2006 through September 30, 2007 and at least 175,000 metric tons and, based on market conditions, up to 250,000 metric tons of Mexican sugar during the period from October 1, 2007 through December 31, 2007; and Mexico will provide duty-free access to the Mexican market for equivalent amounts of U.S. HFCS during those periods. Mexico has agreed that, effective January 1, 2008, that it will not impose duties on U.S. HFCS. Until the tax on soft drinks and other beverages sweetened with HFCS is repealed, there can be no assurance that sales will continue at current levels. Failure to repeal the tax and a decline from the current levels of HFCS shipments could have a negative effect on the operating results and cash flows of our Mexican operation.
     Neither the repeal of the tax on soft drinks and other beverages sweetened with HFCS nor the apparent resolution of the sugar market access dispute between the United States and Mexico provides any compensation for the damages we have suffered and continue to suffer as a result of the tax. During the week of July 10, 2006, a hearing of the NAFTA Tribunal in our case against Mexico relating to the tax was held to determine whether Mexico has state responsibility for a violation of obligations owed by Mexico to foreign investors under NAFTA Chapter 11. Although the timing of a decision by the NAFTA Tribunal on the issue of state responsibility is not known, no decision is expected for some time.

Elimination of Canadian Anti-Dumping/Countervailing Duties
     In September 2005, the Canadian government initiated an anti-dumping and/or countervailing duty (“AD/CVD”) investigation on grain corn imported from the United States. The investigation related to the alleged effect of United States grain corn related subsidies on the Canadian grain corn market and the alleged dumping of United States grain corn into Canada. In November 2005, the Canadian International Trade Tribunal (“CITT”) made a preliminary determination of injury and in December 2005 the Canada Border Services Agency imposed a provisional duty on imported United States grain corn of US$l.65 per bushel.
     On April 18, 2006, the CITT ruled that grain corn imported from the United States has not injured, and is not threatening to injure, the Canadian grain corn industry. As a result, provisional countervailing and anti-dumping duties imposed in December 2005 have ceased and such amounts that had been collected by the Canadian government from us have been refunded.
     On June 8, 2006, associations representing Canadian corn producers filed a notice of application for judicial review relating to the April 18 decision by the CITT. The notice was served and the respondents, including us and our subsidiary, Casco, Inc. filed appearances in due course. We do not believe that any bases exist to overturn the CITT decision and intend to vigorously oppose the application for judicial review.
Liquidity and Capital Resources
     Cash provided by operating activities was $51 million for first half 2006, as compared with $113 million in the prior year period. The decrease in operating cash flow was driven principally by an increase in working capital, as compared with the prior year period, mainly attributable to increases in the change in inventories and accounts receivable. Capital expenditures of $76 million for first half 2006 are in line with our capital spending plan for the year, which is currently expected to approximate $150 million for full year 2006. Included in this estimate are expenditures relating to the completion of the previously announced coal boiler capital project at our Argo plant. The project will include the shutdown and replacement of the plant’s three current coal-fired boilers with one coal-fired boiler. This project is expected to reduce the plant’s emissions as well as provide more efficient, reliable and effective energy production. Construction began in the fourth quarter of 2004 and we continue to believe that we are substantially on track to have the new boiler up and running by the end of September.
     On April 26, 2006, we entered into new, five-year $500 million senior, unsecured revolving credit facilities consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s previous $180 million revolving credit facility that would have expired in September 2009. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. There were no outstanding borrowings under the Revolving Credit Agreement at June 30, 2006. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At June 30, 2006, we had total debt outstanding of $525 million compared to $528 million at December 31, 2005. The debt outstanding includes: $255 million (face amount) of 8.25 percent senior notes due 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and $71 million of consolidated subsidiary debt, consisting of local country short-term borrowings. The weighted average interest rate on total Company indebtedness was approximately 7.6 percent for the first six months of 2006, up from 6.7 percent in the comparable prior year period.
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
     On May 17, 2006, our board of directors declared a quarterly cash dividend of $0.08 per share of common stock. The cash dividend was paid on July 25, 2006 to stockholders of record at the close of business on June 28, 2006.
     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, acquisitions, dividends and other investing and/or financing strategies for the foreseeable future.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2006.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, (“FIN 48”), to clarify certain aspects of accounting for uncertain income tax positions, including issues related to the recognition and measurement of such income tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Among other things, FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance with respect to the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating FIN 48 and has not yet determined the impact that this interpretation might have on its consolidated financial statements.
Other
     Samuel C. Scott III, our Chairman, President and Chief Executive Officer, has adopted a pre-arranged stock trading plan to sell a portion of his Company stock to diversify his assets and obtain liquidity. The stock trading plan was adopted in accordance with guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934 and Corn Products’ policies regarding stock transactions. Under his 10b5-1 plan Mr. Scott may sell up to 236,000 shares. Rule 10b5-1 allows corporate officers and directors to adopt stock trading plans when they do not have material, non-public information. A trading plan is a written document that pre-establishes the amounts, price and dates (or a formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including exercises of employee stock options and sales of shares issued upon exercise.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and is incorporated herein by reference. Except for the item referenced below, there have been no material changes to the Company’s market risk during the six months ended June 30, 2006.
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
ITEM 4 CONTROLS AND PROCEDURES
     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS
     On June 8, 2006, associations representing Canadian corn producers filed a notice of application for judicial review relating to the April 18 decision by the Canadian International Trade Tribunal discussed above under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Elimination of Canadian Anti-Dumping/Countervailing Duties.” The notice was served and the respondents, including the Company and its subsidiary, Casco, Inc. filed appearances in due course. The Company does not believe that any bases exist to overturn the CITT decision and intends to vigorously oppose the application for judicial review.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that may
	Number	Price	as part of Publicly	yet be Purchased
	Of Shares	Paid	Announced Plans	Under the Plans or
(shares in thousands)	Purchased	Per Share	or Programs	Programs
April 1 – April 30, 2006	—	—	—	2,311 shares
May 1 – May 31, 2006	863	26.90	863	1,448 shares
June 1 – June 30, 2006	—	—	—	1,448 shares

Total	863		863
     The Company has a stock repurchase program, which runs through February 28, 2010, that permits the Company to repurchase up to 4 million shares of its outstanding common stock. During the second quarter of 2006 the Company repurchased 863 thousand shares of its common stock at a cost of approximately $23 million. As of June 30, 2006, the Company had repurchased 2.55 million shares under the program, leaving 1.45 million shares available for repurchase.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders held on May 17, 2006, the following matters were submitted to a vote of security holders. The number of votes cast for, against, or withheld and the number of abstentions as to each such matter were as follows:

1. Election of Directors
     The following nominees for election as Directors of the Company were elected for terms expiring in the year indicated:

Name	Term Expires	Votes For	Votes Withheld
Luis Aranguren — Trellez	2009	67,868,388	238,766
Paul Hanrahan	2009	67,884,383	222,771
William S. Norman	2009	67,872,304	234,850
     The following other Directors of the Company are continuing in office for terms expiring in the year indicated:

Term
Name	Expires
Karen L. Hendricks	2007
Bernard H. Kastory	2007
Barbara A. Klein	2007
Samuel C. Scott III	2007
Richard J. Almeida	2008
Guenther E. Greiner	2008
Gregory B. Kenny	2008
James M. Ringler	2008
2. Ratification of Appointment of Independent Auditors
     The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for 2006 with 67,710,327 votes cast in favor, 351,774 votes cast against and 45,051 votes abstained.
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

CORN PRODUCTS INTERNATIONAL, INC.

DATE: August 7, 2006	By	/s/ Cheryl K. Beebe

Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: August 7, 2006	By	/s/ Robin A. Kornmeyer

Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002