Form 10-Q
period 2006-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2006-11-06
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 31, 2006
Common Stock, $.01 par value	74,231,062 shares

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Net sales before shipping and handling costs	$733.4	$663.6	$2,100.3	$1,923.9
Less: shipping and handling costs	59.2	51.6	166.3	149.1

Net sales	674.2	612.0	1,934.0	1,774.8
Cost of sales	562.0	524.4	1,624.5	1,524.5

Gross profit	112.2	87.6	309.5	250.3

Operating expenses	49.9	38.3	147.1	117.2
Other income, net	2.2	2.9	5.4	6.3

Operating income	64.5	52.2	167.8	139.4

Financing costs	6.6	9.0	20.7	28.0

Income before income taxes and minority interest	57.9	43.2	147.1	111.4
Provision for income taxes	20.0	19.4	53.7	42.9

	37.9	23.8	93.4	68.5
Minority interest in earnings	0.9	0.7	2.8	2.4

Net income	$37.0	$23.1	$90.6	$66.1

Weighted average common shares outstanding:
Basic	74.0	74.2	74.0	74.9
Diluted	75.5	75.0	75.4	75.8

Earnings per common share:
Basic	$0.50	$0.31	$1.22	$0.88
Diluted	$0.49	$0.31	$1.20	$0.87
     See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM I
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
(In millions, except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$72	$116
Accounts receivable – net	306	287
Inventories	303	258
Prepaid expenses	14	11
Deferred income tax assets	12	13

Total current assets	707	685

Property, plant and equipment – net	1,325	1,274
Goodwill and other intangible assets	371	359
Deferred income tax assets	3	3
Investments	33	11
Other assets	58	57

Total assets	$2,497	$2,389

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$68	$57
Deferred income taxes	1	1
Accounts payable and accrued liabilities	386	366

Total current liabilities	455	424

Non-current liabilities	107	110
Long-term debt	454	471
Deferred income taxes	136	128
Minority interest in subsidiaries	17	17
Redeemable common stock (1,227,000 shares issued and outstanding at September 30, 2006 and December 31, 2005) stated at redemption value	41	29
Stockholders’ equity
Preferred stock – authorized 25,000,000 shares - $0.01 par value – none issued	—	—
Common stock – authorized 200,000,000 shares - $0.01 par value – 74,092,774 shares issued at September 30, 2006 and December 31, 2005	1	1
Additional paid in capital	1,055	1,068
Less: Treasury stock (common stock; 1,123,835 and 1,528,724 shares at September 30, 2006 and December 31, 2005, respectively) at cost	(29)	(36)
Deferred compensation – restricted stock	—	(1)
Accumulated other comprehensive loss	(242)	(251)
Retained earnings	502	429

Total stockholders’ equity	1,287	1,210

Total liabilities and equity	$2,497	$2,389

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005

Net income	$37	$23	$91	$66
Comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $6 million, $10 million, $17 million and $17 million, respectively	(10)	15	(29)	26
Reclassification adjustment for losses on cash flow hedges included in net income, net of income tax effect of $1 million, $3 million, $4 million and $13 million, respectively	2	4	7	24
Currency translation adjustment	4	19	31	41

Comprehensive income	$33	$61	$100	$157

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY
		Additional			Accumulated Other		Redeemable
	Common	Paid-In	Treasury	Deferred	Comprehensive	Retained	Common
(in millions)	Stock	Capital	Stock	Compensation	Income (Loss)	Earnings	Stock

Balance, December 31, 2005	$1	$1,068	$(36)	$(1)	$(251)	$429	$29

Net income						91

Dividends declared						(18)
Losses on cash flow hedges, net of income tax effect of $17 million					(29)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $4 million					7

Repurchases of common stock			(23)

Issuance of common stock on exercise of stock options		(8)	27

Change in fair value of redeemable common stock		(12)					12

Share-based payments		5	1

Excess tax benefit on stock options exercised		5

Issuance of restricted stock		(2)	2

Reclassification of deferred compensation		(1)		1

Currency translation adjustment					31

Balance, September 30, 2006	$1	$1,055	$(29)	$—	$(242)	$502	$41

See Notes To Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2006	2005
Cash provided by (used for) operating activities:
Net income	$91	$66
Non-cash charges (credits) to net income:
Depreciation	84	79
Minority interest in earnings	3	2
Changes in working capital:
Accounts receivable and prepaid items	(46)	13
Inventories	(43)	11
Accounts payable and accrued liabilities	13	(12)
Other	18	(7)

Cash provided by operating activities	120	152

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(116)	(83)
Payments for acquisitions and investments	(22)	(5)
Other	1	—

Cash used for investing activities	(137)	(88)

Cash provided by (used for) financing activities:
Proceeds from borrowings	21	9
Payments on debt	(31)	(39)
Issuance of common stock on exercise of stock options	19	15
Repurchase of common stock	(23)	(39)
Dividends paid (including to minority interest shareholders)	(20)	(18)
Excess tax benefit on stock options exercised	5	—

Cash used for financing activities	(29)	(72)

Effect of foreign exchange rate changes on cash	2	2

Decrease in cash and cash equivalents	(44)	(6)
Cash and cash equivalents, beginning of period	116	101

Cash and cash equivalents, end of period	$72	$95

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
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2006 and 2005, and the financial position of the Company as of September 30, 2006. The results for the interim periods are not necessarily indicative of the results expected for the full years.
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

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	As	Under	As	Under
(in millions, except per share amounts)	Reported	APB No. 25	Reported	APB No. 25
Income before income taxes and minority interest	$57.9	$59.3	$147.1	$151.0
Income before minority interest	37.9	38.8	93.4	95.9
Net income	37.0	37.9	90.6	93.1

Basic earnings per share	0.50	0.51	1.22	1.25
Diluted earnings per share	0.49	0.50	1.20	1.23

Cash provided by operating activities			$120	$125
Cash used for financing activities			29	34

     Prior to the adoption of SFAS 123R, the Company accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Amounts charged to compensation expense for amortization of restricted stock for the three months and nine months ended September 30, 2005 were $0.3 million and $0.8 million, respectively. However, no compensation cost related to common stock options granted to employees were reflected in net income during that period, as each option granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to all outstanding and unvested awards for the three months and nine months ended September 30, 2005. The results for the 2005 periods have not been restated.

	Three Months Ended	Nine Months Ended
(in millions, except per share amounts)	September 30, 2005	September 30, 2005
Net income, as reported	$23.1	$66.1
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2	0.5
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.0)	(3.3)

Pro forma net income	$22.3	$63.3

Earnings per share:
Basic — as reported	$0.31	$0.88
Basic — pro forma	$0.30	$0.85

Diluted — as reported	$0.31	$0.87
Diluted — pro forma	$0.30	$0.84
  Stock Incentive Plan
     The Stock Incentive Plan (SIP) is administered by the Compensation Committee of the Board of Directors of the Company and provides for the grant of incentive stock options, restricted stock and other stock-based awards for certain key employees. A maximum of 8 million shares were originally authorized for awards under the SIP. As of September 30, 2006, 6,536,000 shares were available for future grants under the SIP. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.
     The Company has a stock repurchase program under which it periodically repurchases shares of its common stock. The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the SIP. However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the SIP.

     A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
Total stock-based compensation expense included in net income	$2.2	$0.7	$6.4	$2.0
Income tax benefit related to stock-based compensation included in net income	0.8	0.3	2.3	0.8
     Stock Options:
     Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options are exercisable upon vesting, which occurs in 50 percent increments at the one- and two-year anniversary dates of the date of grant, and have a term of 10 years. Compensation expense is recognized on a straight-line basis for awards. Stock option activity for the nine months ended September 30, 2006 was as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(dollars and shares in thousands, except per share)	Options	Price	Term (Years)	Value
Outstanding at December 31, 2005	4,642	$17.14
Granted	1,084	25.95
Exercised	(1,201)	16.13
Cancelled	(68)	21.34

Outstanding at September 30, 2006	4,457	19.49	6.7	$86,874

Options exercisable at September 30, 2006	2,926	16.32	5.5	$47,743
     For the three and nine months ended September 30, 2006, cash received from the exercise of stock options was $13 million and $19 million and the income tax benefit realized from the exercise of stock options was $4 million and $5 million, respectively. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $5.3 million, which will be amortized over the weighted-average period of approximately 1.5 years.
     Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share)	2006	2005	2006	2005
Weighted average grant date fair value of stock options granted	$—	$—	$7.72	$5.71
Total intrinsic value of stock options exercised	$13,993	$1,374	$18,330	$11,026

     The fair value of each option grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	September 30,	September 30,
	2006	2005
Expected life (in years)	5.3	5.3
Risk-free interest rate	4.2%	3.9%
Expected volatility	27.8%	27.0%
Expected dividend yield	1.1%	1.2%
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
     Restricted Shares of Common Stock:
     Under the SIP, participants may be granted restricted shares of common stock. The restricted shares issued under this plan are subject to cliff vesting, generally for five years provided the employee remains in the service of the Company. Expense is recognized on a straight line basis over the vesting period taking into account an estimated forfeiture rate. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant. Expense recognized for the three and nine months ended September 30, 2006 was $0.2 million and $0.6 million, respectively as compared to $0.3 million and $0.8 million in the comparable prior year periods.
     The following table summarizes restricted share activity for the nine months ended September 30, 2006.

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2005	175	$16.04
Granted	65	27.35
Vested	(40)	14.84
Cancelled	(13)	18.78

Non-vested at September 30, 2006	187	19.98

     The weighted-average fair value of restricted stock granted during the nine months ended September 30, 2006 and 2005 was $27.35 and $28.36, respectively. The total fair value of restricted stock vested during the nine months ended September 30, 2006 was $0.6 million. No restricted stock vested during the first nine months of 2005.
     As of September 30, 2006, the total remaining unrecognized compensation cost related to restricted stock amounted to $2 million, which will be amortized on a weighted-average basis over 2.5 years. This amount is included in additional paid in capital in the Company’s Condensed Consolidated Balance Sheet at September 30, 2006.

     Restricted Stock Units:
     Under the compensation agreement with the Board of Director’s at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested. Stock units under this plan vest immediately. The compensation expense relating to this plan recognized in the Consolidated Statements of Income was not material for the three month and nine month periods ending September 30, 2006 and 2005. There are approximately 161,000 share units outstanding under this plan at a value of $4.2 million.
  Long-Term Incentive Plans
     Equity-Classified Awards:
     The Company has a long term incentive plan for Officers under which awards thereunder are classified as equity under SFAS 123R. The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed versus the target percentage. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the goal and is reviewed at the end of each reporting period. The amount recognized in the Consolidated Statements of Income for the three months and nine months ended September 30, 2006 was $0.4 million and $1.3 million, respectively. The total compensation expense for these awards is being amortized over a three year period. As of September 30, 2006 the total remaining unrecognized compensation cost relating to these plans was $2.9 million, which will be amortized over the remaining requisite service period of 2.25 years. This amount will vary each reporting period based on changes in the probability of attaining the goal.
     Liability-Classified Awards:
     The Company has a long term compensation plan for Officers under which awards thereunder are classified as liabilities under SFAS 123R. The ultimate payment of cash will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed versus the target percentage. Compensation expense for this plan is based on the change in fair value at each reporting date. The amount recognized in the Consolidated Statements of Income for the three months and nine months ended September 30, 2006 related to this award was $1.8 million and $2.6 million, respectively. The unrecognized portion of the expense as of September 30, 2006 is $0.5 million. The unrecognized portion of the expense will be amortized over the remaining requisite service period of three months.

3. Inventories
     Inventories are summarized as follows:

	At	At
	September 30,	December 31,
(in millions)	2006	2005
Finished and in process	$119	$102
Raw materials	137	115
Manufacturing supplies and other	47	41

Total inventories	$303	$258

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Net Sales
North America	$410.8	$372.5	$1,184.9	$1,082.1
South America	169.6	155.3	476.2	438.6
Asia/Africa	93.8	84.2	272.9	254.1

Total	$674.2	$612.0	$1,934.0	$1,774.8

Operating Income
North America	$37.5	$22.9	$98.8	$46.4
South America	21.8	23.1	58.1	72.1
Asia/Africa	14.7	13.9	42.7	43.1
Corporate	(9.5)	(7.7)	(31.8)	(22.2)

Total	$64.5	$52.2	$167.8	$139.4

	At	At
(in millions)	September 30, 2006	December 31, 2005
Total Assets
North America	$1,424	$1,394
South America	603	559
Asia/Africa	470	436

Total	$2,497	$2,389

5. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.
     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the periods indicated:

		Three Months				Nine Months
(in millions)		Ended September 30,				Ended September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$0.7	$0.6	$0.7	$0.5	$2.1	$1.8	$2.0	$1.5
Interest cost	0.9	0.9	1.5	1.3	2.8	2.7	4.4	3.9
Expected return on plan assets	(1.0)	(0.9)	(1.7)	(1.5)	(3.1)	(2.5)	(5.1)	(4.5)
Amortization of prior service cost	0.1	0.1	—	—	0.3	0.3	—	—
Amortization of net actuarial loss	0.1	0.1	0.3	0.1	0.3	0.1	1.0	0.3

Net pension cost	$0.8	$0.8	$0.8	$0.4	$2.4	$2.4	$2.3	$1.2

     For the nine months ended September 30, 2006, the Company made cash contributions of $4 million to its Canadian pension plans and expects to contribute an additional $1 million to the plans in the fourth quarter of 2006. The Company will not make any cash contributions to its US pension plans in 2006.
     The following sets forth the components of net postretirement benefit cost for the periods indicated:

	Three Months		Nine Months
(in millions)	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$0.4	$0.4	$1.1	$1.2
Interest cost	0.6	0.6	1.7	1.8
Amortization of prior service benefit	(0.1)	(0.1)	(0.2)	(0.3)
Amortization of net actuarial loss	0.1	0.2	0.4	0.6

Net postretirement benefit cost	$1.0	$1.1	$3.0	$3.3

6. Elimination of Canadian Anti-Dumping/Countervailing Duties
     In September 2005, the Canadian government initiated an anti-dumping and/or countervailing duty (“AD/CVD”) investigation on grain corn imported from the United States. The investigation related to the alleged effect of United States grain corn related subsidies on the Canadian grain corn market and the alleged dumping of United States grain corn into Canada. In November 2005, the Canadian International Trade Tribunal (“CITT”) made a preliminary determination of injury and in December 2005 the Canada Border Services Agency imposed a provisional duty on imported United States grain corn of US$1.65 per bushel.
     On April 18, 2006, the CITT ruled that grain corn imported from the United States has not injured, and is not threatening to injure, the Canadian grain corn industry. As a result, provisional countervailing and anti-dumping duties imposed in December 2005 have ceased and such amounts that had been collected by the Canadian government from the Company have been refunded.
     On June 8, 2006, associations representing Canadian corn producers filed with the Canadian Federal Court of Appeal for judicial review of the April 18 decision by the CITT. The Company does not believe that any bases exist to overturn the CITT decision and is vigorously opposing the appeal.
7. Debt
     On April 26, 2006, the Company entered into new, five-year $500 million senior, unsecured revolving credit facilities consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s previous $180 million revolving credit facility that would have expired in September 2009. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. There were no outstanding borrowings under the Revolving Credit Agreement at September 30, 2006.
     The Company’s long-term debt at September 30, 2006 includes $255 million of 8.25 percent senior notes that mature on July 15, 2007. These borrowings are included in long-term debt as the Company expects to refinance the notes on a long-term basis prior to the maturity date.
8. Investment in Non-consolidated Affiliate
     On August 31, 2006, the Company’s wholly owned subsidiary, Corn Products Brasil — Ingredientes Industriais Ltda., paid approximately $22 million to increase its ownership interest in Getec Guanabara Quimica Industrial S.A. (“Getec”) from 20 percent to 50 percent. Getec is a major Brazilian producer of polyols, including liquid sorbitol and mannitol, and anhydrous dextrose, for the personal care, food, candy and confectionary, and pharmaceutical markets. The Company continues to account for this investment as a non-consolidated affiliate under the equity method of accounting.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a leading regional producer of starches, liquid sweeteners and other ingredients around the world. We are one of the world’s largest corn refiners and the leading corn refiner in South America. The corn refining industry is highly competitive. Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry. However, we have twenty-six manufacturing plants located throughout North America, South America and Asia/Africa and we manage and operate our businesses at a local level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer. Our starches are a staple of the food, paper, textile and corrugating industries.
     The third quarter and first nine months of 2006 were solid periods for us as net sales, operating income, net income and diluted earnings per share increased significantly from the comparable prior year periods. The stronger results primarily reflect significantly improved operating results in our North American region, coupled with reduced financing costs and a lower effective income tax rate. Looking forward, we expect that our fourth quarter 2006 results will be substantially better than the prior year period, driven by our North American business. We anticipate that full year 2006 diluted earnings per share should increase in the range of 33 to 36 percent, or $1.58-$1.62 per diluted share, over the $1.19 per diluted share we earned in 2005.
     Our new coal-fired boiler at our largest facility, Argo, located in Bedford Park, Illinois, is up and running. We currently believe that the negative impact to operating income from boiler related start-up activities will be in the range of $8 million to $10 million for full year 2006, which is included in our guidance above.
Results of Operations
For The Three Months and Nine Months Ended September 30, 2006
With Comparatives for the Three Months and Nine Months Ended September 30, 2005
     Net Income. Net income for the quarter ended September 30, 2006 increased $13.9 million to $37.0 million, or $0.49 per diluted share, from $23.1 million, or $0.31 per diluted share, in the third quarter of 2005. The increase in net income primarily reflects a 24 percent increase in operating income driven by significantly improved North American results and a reduction in our effective income tax rate. Additionally lower financing costs contributed to the increase. Net income for the nine months ended September 30, 2006 increased to $90.6 million, or $1.20 per diluted share, from $66.1 million, or $0.87 per diluted share, in the prior year period. The increase in net income primarily reflects a 20 percent increase in operating income driven by significantly improved North American results, lower financing costs and a reduction in our effective income tax rate.

     Net Sales. Third quarter net sales totaled $674 million, up 10 percent from third quarter 2005 net sales of $612 million. The increase reflects volume growth of 7 percent, price/product mix improvement of 1 percent and a 2 percent benefit from currency translation attributable to a weaker US dollar. North American net sales for third quarter 2006 increased 10 percent to $411 million, from $373 million in the same period last year, reflecting a price/product mix improvement of 5 percent, volume growth of 4 percent and a 1 percent benefit from currency translation attributable to a stronger Canadian dollar. In South America, third quarter 2006 net sales grew 9 percent to $170 million, from $155 million in third quarter 2005, as 11 percent volume growth and a 2 percent improvement attributable to stronger South American currencies more than offset a 4 percent price/product mix decline primarily due to continued pricing pressure in Brazil. In Asia/Africa, third quarter 2006 net sales increased 11 percent to $94 million, from $84 million in the year-ago period, as 10 percent volume growth and a 5 percent translation benefit attributable to stronger foreign currencies more than offset a price/product mix decline of 4 percent.
     Net sales for the nine months ended September 30, 2006 grew 9 percent to $1.93 billion from $1.77 billion a year ago. This increase reflects volume growth of 5 percent, a 3 percent increase attributable to stronger foreign currencies and 1 percent price/product mix improvement. In North America, net sales grew 10 percent to $1.18 billion from $1.08 billion a year ago. This increase reflects 5 percent price/product mix improvement, 3 percent volume growth and a 2 percent increase attributable to a stronger Canadian dollar. In South America, net sales increased 9 percent to $476 million from $439 million in the prior year period. This increase reflects volume growth of 8 percent and a 6 percent translation benefit related to stronger South American currencies, which more than offset a 5 percent price/product mix decline. In Asia/Africa, net sales rose 7 percent to $273 million, from $254 million a year ago. This increase reflects volume growth of 6 percent and a 4 percent increase attributable to stronger Asian currencies, which more than offset a 3 percent price/product mix decline.
     Cost of Sales and Operating Expenses. Cost of sales of $562 million for third quarter 2006 was up 7 percent from $524 million in the prior year period. Cost of sales for the first nine months of 2006 increased 7 percent to $1.62 billion from $1.52 billion a year ago. These increases principally reflect higher energy costs and increased sales volumes. Energy costs for the third quarter and first nine months of 2006 increased approximately 18 percent and 20 percent, respectively, from the comparable prior year periods. Energy costs include coal, natural gas, bunker fuel and wood chips. Our gross profit margin for the third quarter and first nine months of 2006 was 16.6 percent and 16.0 percent, respectively, up from 14.3 percent and 14.1 percent last year. These increases principally reflect improved profitability and margins in North America.
     Operating expenses for the third quarter and first nine months of 2006 increased to $49.9 million and $147.1 million, respectively, from $38.3 million and $117.2 million last year. These increases principally reflect higher compensation-related costs, including the expensing of stock options and currency translation associated with stronger foreign currencies. Operating expenses, as a percentage of net sales, were 7.4 percent and 7.6 percent for the third quarter and first nine months of 2006, respectively, up from 6.3 percent and 6.6 percent in the comparable prior year periods.
     Operating Income. Third quarter 2006 operating income increased 24 percent to $64.5 million from $52.2 million a year ago, principally driven by significant earnings growth in North America. North America operating income increased 64 percent to $37.5 million from $22.9 million a year ago, as earnings grew throughout the region. Higher product selling prices throughout the region, along with volume growth in Mexico and the United States, drove the earnings improvement. South America operating income of $21.8 million for third quarter 2006 decreased 6 percent from $23.1 million in the prior year period, primarily reflecting lower earnings in Brazil and, to a lesser extent, in the Southern Cone of South America. Higher corn and energy costs throughout the region and lower product selling prices in Brazil were the principal contributors to the earnings decline in South America. Asia/Africa operating income increased 6 percent to $14.7 million, from $13.9 million a year ago, primarily reflecting stronger earnings in Pakistan and, to a lesser extent, in South Korea and Thailand. The 2005 results included a $1.8 million gain from the sale of non-core assets in Malaysia.
     Operating income for the nine months ended September 30, 2006 increased 20 percent to $167.8 million from $139.4 million a year ago, as increased earnings in North America more than offset lower results in South America and Asia/Africa. North America operating income more than doubled to $98.8 million from $46.4 million a year ago, reflecting earnings growth throughout the region. South America operating income of $58.1 million for the first nine months of 2006 decreased 19 percent from $72.1 million in the prior year period, primarily attributable to lower results in Brazil. Additionally, weaker results in the Southern Cone of South America contributed to the decline in the region. Asia/Africa operating income decreased 1 percent to $42.7 million, from $43.1 million a year ago. The 2005 results included a $1.8 million gain from the sale of non-core assets in Malaysia.
     Financing Costs, net. Financing costs for the third quarter and first nine months of 2006 declined 27 percent and 26 percent, respectively, from the prior year periods. These decreases primarily reflect increases in capitalized interest and foreign currency transaction gains, which more than offset the effect of higher interest rates. Additionally, increased interest income contributed to the reduction in net financing costs, particularly for the nine month period. Capitalized interest for the third quarter and first nine months of 2006 was $2.8 million and $7.6 million, respectively, as compared with $1.4 million and $3.1 million in the year ago periods.
     Provision for Income Taxes. The effective income tax rates for the third quarter and first nine months of 2006 were 34.5 percent and 36.5 percent, respectively, compared to 44.9 percent and 38.5 percent in the prior year periods. These decreases primarily reflect the effect of our anticipated income mix for full year 2006 as compared with 2005.
     Minority Interest in Earnings. The increase in minority interest for the three months and nine months ended September 30, 2006 over the prior year periods primarily reflects the effect of improved earnings in Pakistan.
     Comprehensive Income. We recorded comprehensive income of $33 million for the third quarter of 2006, compared to comprehensive income of $61 million in the same period last year. For the first nine months of 2006, we recorded comprehensive income of $100 million, as compared with comprehensive income of $157 million a year ago. These decreases primarily reflect losses on cash flow hedges associated with natural gas futures contracts and declines in the currency translation adjustment from the prior year periods, which more than offset increases in net income.
Mexican Tax on Beverages Sweetened with HFCS/Recoverability of Mexican Assets
     As previously disclosed, on January 1, 2002 a discriminatory tax on soft drinks and other beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican

Congress late in 2001, became effective. Our annual report on Form 10-K for the year ended December 31, 2005 and quarterly reports on Form 10-Q for the prior two quarters of 2006 discuss subsequent developments with respect to this tax. Until the tax on soft drinks and other beverages sweetened with HFCS is repealed, there can be no assurance that sales will continue at current levels. Failure to repeal the tax and a decline from the current levels of HFCS shipments could have a negative effect on the operating results and cash flows of our Mexican operation.
Liquidity and Capital Resources
     Cash provided by operating activities was $120 million for the first nine months of 2006, as compared with $152 million in the prior year period. The decrease in operating cash flow was driven principally by an increase in working capital, as compared with the prior year period, mainly attributable to increases in the change in inventories and accounts receivable. Capital expenditures of $116 million for the first nine months of 2006 are in line with our capital spending plan for the year, which is currently expected to approximate $150 million for full year 2006. Included in this amount are approximately $49 million of expenditures for the Argo coal boiler, which is now up and running. The Argo coal boiler project includes the shutdown and replacement of three of the plant’s coal-fired boilers with one coal-fired boiler. This project is expected to reduce the plant’s emissions as well as provide more efficient, reliable and effective energy production.
     On April 26, 2006, we entered into new, five-year $500 million senior, unsecured revolving credit facilities consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s previous $180 million revolving credit facility that would have expired in September 2009. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. There were no outstanding borrowings under the Revolving Credit Agreement at September 30, 2006. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At September 30, 2006, we had total debt outstanding of $522 million compared to $528 million at December 31, 2005. The debt outstanding includes: $255 million (face amount) of 8.25 percent senior notes due July 15, 2007; $200 million (face amount) of 8.45 percent senior notes due 2009; and $68 million of consolidated subsidiary debt, consisting of local country short-term borrowings. The 8.25 percent senior notes are included in long-term debt as we expect to refinance these notes prior to the maturity date. The weighted average interest rate on total Company indebtedness was approximately 7.7 percent for the first nine months of 2006, up from 6.8 percent in the comparable prior year period.
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
     On August 31, 2006, our wholly owned subsidiary, Corn Products Brasil — Ingredientes Industriais Ltda., paid approximately $22 million to increase its ownership interest in Getec Guanabara Quimica Industrial S.A. (“Getec”) from 20 percent to 50 percent. Getec is a major

Brazilian producer of polyols, including liquid sorbitol and mannitol, and anhydrous dextrose, for the personal care, food, candy and confectionary, and pharmaceutical markets. We continue to account for this investment as a non-consolidated affiliate under the equity method of accounting.
     On September 20, 2006, our board of directors declared a quarterly cash dividend of $0.08 per share of common stock. The cash dividend was paid on October 25, 2006 to stockholders of record at the close of business on September 29, 2006.
     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, acquisitions, dividends and other investing and/or financing strategies for the foreseeable future.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2006.
New Accounting Standards
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. The adoption of SFAS 151 did not have a material effect on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”), which requires that exchanges of productive assets be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost that are recognized by crediting additional paid-in capital be reported as a financing cash inflow, rather than as an operating cash flow as previously required. We adopted SFAS 123R effective January 1, 2006 using the modified prospective method, which requires that compensation cost be recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. See also Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes,” as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on our consolidated financial statements.
     In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on our consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”), to clarify certain aspects of accounting for uncertain income tax positions, including issues related to the recognition and measurement of such income tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Among other things, FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance with respect to the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating FIN 48 and have not yet determined the impact that this interpretation might have on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when

Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address the diversity in practice in quantifying financial statement misstatements. SAB 108 provides guidance with respect to how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently in the process of evaluating SAB 108 and have not yet determined the impact, if any, that the adoption of SAB 108 might have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but applies to other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007. We have not yet determined the effect, if any, that the adoption of this statement might have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Among other things, SFAS 158 requires companies to: (i) recognize in the balance sheet, a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, to record the funded status of defined benefit pension and other post-retirement benefit plans; (ii) measure plan assets and obligations that determine its funded status as of the end of the company’s fiscal year; and (iii) recognize in comprehensive income the changes in the funded status of a defined benefit pension and postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the year-end balance sheet date is effective for fiscal years ending after December 15, 2008. Based on the Company’s funded status of plan obligations disclosed in Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the estimated impact of adopting SFAS 158 would have been a reduction to December 31, 2005 comprehensive income of approximately $34 million, net of income taxes, with no impact to the Company’s consolidated statements of income or cash flows. As the actual impact of adopting SFAS 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations as of December 31, 2006, the above estimated amount may not be indicative of the actual impact of the adoption at December 31, 2006. We do not expect that the impact of the change in the measurement date will have a material impact on our consolidated financial statements.
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements are subject to certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide commodities markets and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; fluctuations in the value of local currencies, energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism; stock market fluctuation and volatility; and our ability to maintain sales levels of HFCS in Mexico. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these risks see Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports on Forms 10-Q or 8-K.
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
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and is incorporated herein by reference. Except for the item referenced below, there have been no material changes to the Company’s market risk during the nine months ended September 30, 2006.
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
ITEM 4
CONTROLS AND PROCEDURES
     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that may
	Number	Price	as part of Publicly	yet be Purchased
	Of Shares	Paid	Announced Plans	Under the Plans or
(shares in thousands)	Purchased	Per Share	or Programs	Programs

July 1 – July 31, 2006	—	—	—	1,448 shares
August 1 – August 31, 2006	—	—	—	1,448 shares
September 1 – September 30, 2006	—	—	—	1,448 shares

Total	—		—
     The Company has a stock repurchase program, which runs through February 28, 2010, that permits the Company to repurchase up to 4 million shares of its outstanding common stock. For the first nine months of 2006 the Company repurchased 863 thousand shares of its common stock at a cost of approximately $23 million. As of September 30, 2006, the Company had repurchased 2.55 million shares under the program, leaving 1.45 million shares available for repurchase.
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

CORN PRODUCTS INTERNATIONAL, INC.

DATE: November 6, 2006	By	/s/ Cheryl K. Beebe

Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: November 6, 2006	By	/s/ Robin A. Kornmeyer

Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002