Form 10-K
period 2006-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2007-02-27
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
     Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $30.60 on June 30, 2006, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $2,256,197,000.
     The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 22, 2007, was 74,411,685.
Documents Incorporated by Reference:
Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be distributed in connection with its 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

CORN PRODUCTS INTERNATIONAL, INC.
FORM 10-K

PART I.
ITEM 1. BUSINESS
The Company
     Corn Products International, Inc. was incorporated as a Delaware corporation in 1997 and its common stock is traded on the New York Stock Exchange. Corn Products International, Inc., together with its subsidiaries, manufactures and sells a number of ingredients to a wide variety of food and industrial customers.
     For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “Corn Products,” “we,” “us,” and “our” shall mean Corn Products International, Inc. and its subsidiaries.
     We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients and industrial products derived from wet milling and processing of corn and other starch-based materials.
     Our consolidated net sales were $2.62 billion in 2006. Approximately 61 percent of our 2006 net sales were provided from our North American operations, while our South American and Asia/African operations contributed approximately 25 percent and 14 percent, respectively.
     Our products are derived primarily from the processing of corn and other starch-based materials, such as tapioca. Corn refining is a capital-intensive, two-step process that involves the wet milling and processing of corn. During the front-end process, corn is steeped in a water-based solution and separated into starch and other co-products such as animal feed and germ. The starch is then either dried for sale or further processed to make sweeteners and other ingredients that serve the particular needs of various industries.
     Our sweetener products include high fructose corn syrup (“HFCS”), glucose corn syrups, high maltose corn syrups, caramel color, dextrose, polyols, maltodextrins and glucose and corn syrup solids. Our starch-based products include both industrial and food-grade starches.
     Corn Products supplies a broad range of customers in many diverse industries around the world, including the food and beverage, pharmaceutical, paper products, corrugated, laminated paper, textile and brewing industries, as well as the global animal feed markets.
     We believe our approach to production and service, which focuses on local management of our worldwide operations, provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate bringing added value to our customers.
Products
     Sweetener Products. Our sweetener products represented approximately 55 percent, 53 percent and 52 percent of our net sales for 2006, 2005 and 2004, respectively.
     High Fructose Corn Syrup: We primarily produce two types of high fructose corn syrup: (i) HFCS-55, which is mainly used as a sweetener in soft drinks; and (ii) HFCS-42, which is used as a sweetener in various consumer products such as fruit-flavored beverages, yeast-raised breads, rolls, dough, ready-to-eat cakes, yogurt and ice cream.

     Glucose Corn Syrups: Corn syrups are fundamental ingredients widely used in food products such as baked goods, snack foods, beverages, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes and table syrups. In many markets, we offer corn syrups that are manufactured through an ion exchange process, a method that creates the highest quality, purest corn syrups.
     High Maltose Corn Syrup: This special type of glucose syrup has a unique carbohydrate profile, making it ideal for use as a source of fermentable sugars in brewing beers. High maltose corn syrups are also used in the production of confections, canning and some other food processing applications.
     Dextrose: We were granted the first US patent for dextrose in 1923. We currently produce dextrose products that are grouped in three different categories - monohydrate, anhydrous and specialty. Monohydrate dextrose is used across the food industry in many of the same products as glucose corn syrups, especially in confectionery applications. Anhydrous dextrose is used to make solutions for intravenous injection and other pharmaceutical applications, as well as some specialty food applications. Specialty dextrose products are used in a wide range of applications, from confectionery tableting to dry mixes to carriers for high intensity sweeteners. Dextrose also has a wide range of industrial applications, including use in wall board and production of biodegradable surfactants (surface agents), humectants (moisture agents), and as the base for fermentation products including vitamins, organic acids, amino acids and alcohol.
     Polyols: These products are sugar-free, reduced calorie sweeteners primarily derived from starch. They include crystalline sorbitol, crystalline maltitol, mannitol, specialty liquid polyols and liquid sorbitol for the food, beverage, confectionary, industrial, personal and oral care, and nutritional supplemental markets.
     Maltodextrins and Glucose and Corn Syrup Solids: These products have a multitude of food applications, including formulations where liquid corn syrups cannot be used. Maltodextrins are resistant to browning, provide excellent solubility, have a low hydroscopicity (do not retain moisture), and are ideal for their carrier/bulking properties. Corn syrup solids have a bland flavor, remain clear in solution, and are easy to handle and also provide bulking properties.
     Starch Products. Starch products represented approximately 22 percent, 23 percent and 22 percent of our net sales for 2006, 2005 and 2004, respectively. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in today’s recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.
     Co-Products and others. Co-products and others accounted for 23 percent, 24 percent and 26 percent of our net sales for 2006, 2005 and 2004, respectively. Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high protein feed for chickens, pet food and aquaculture primarily, and steepwater is sold as an additive for animal feed.

Geographic Scope and Operations
     We operate in one business segment, corn refining, and manage our business on a geographic regional basis. Our business includes regional operations in North America, South America and Asia/Africa. In 2006, approximately 61 percent of our net sales were derived from operations in North America, while net sales from operations in South America and Asia/Africa represented approximately 25 percent and 14 percent of our net sales, respectively. See Note 14 of the notes to the consolidated financial statements entitled “Segment Information” for additional financial information with respect to geographic areas.
     Our North America region consists of operations in the US, Canada and Mexico. The region’s facilities include 11 plants producing regular and modified starches, dextrose, high fructose, glucose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, polyols, caramel color, sorbitol and oat bran concentrate. Our plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for our US and export customers. Our other US plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do our Canadian plants in Cardinal, London and Port Colborne, Ontario. Our Winston-Salem, Stockton, Port Colborne and London plants primarily produce high fructose corn syrup. We are the largest corn refiner in Mexico, with plants in Guadalajara, Mexico City and San Juan del Rio.
     We are the largest corn refiner in South America, with strong market shares in Argentina, Brazil, Chile, Colombia and Peru. Our South America region includes 12 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives.
     Our Asia/Africa region consists of corn and tapioca refining operations in South Korea, Pakistan, Thailand, Kenya and China. The region’s facilities include 7 plants that produce modified, regular, waxy and tapioca starches, dextrins, glucose, dextrose, high fructose corn syrups and caramel color.
     In addition to the operations in which we engage directly, we have strategic alliances through technical license agreements with companies in South Africa and Venezuela. As a group, our strategic alliance partners produce high fructose, glucose and high maltose syrups (both corn and tapioca), regular, modified, waxy and tapioca starches, dextrose and dextrins, maltodextrins and caramel color. These products have leading positions in many of their target markets.
Competition
     The corn refining industry is highly competitive. Many of our products are viewed as commodities that compete with virtually identical products and derivatives manufactured by other companies in the industry. The US is a highly competitive market. Competitors include ADM Corn Processing Division (“ADM”) (a division of Archer-Daniels-Midland Company), Cargill, Inc., Tate & Lyle Ingredients Americas, Inc., National Starch and Chemical Company (“National Starch”) (a subsidiary of Imperial Chemicals Industries plc) and several others. Our operations in Mexico and Canada face competition from US imports and local producers including ALMEX, a Mexican joint venture between ADM and A.E. Staley Manufacturing Company. In South America, Cargill and National Starch have corn-refining operations in Brazil. Other local corn and tapioca refiners also operate in many of our markets. Competition within markets is largely based on price, quality and product availability.

     Several of our products also compete with products made from raw materials other than corn. High fructose corn syrup and monohydrate dextrose compete principally with cane and beet sugar products. Co-products such as corn oil and gluten meal compete with products of the corn dry milling industry and with soybean oil, soybean meal and others. Fluctuations in prices of these competing products may affect prices of, and profits derived from, our products.
Customers
     We supply a broad range of customers in over 60 industries. Approximately 19 percent of our 2006 net sales were to companies engaged in the processed foods industry and approximately 18 percent of our 2006 net sales were to companies engaged in the soft drink industry. Additionally, sales to the brewing industry and to the animal feed market represented approximately 11 percent and 10 percent of our 2006 net sales, respectively.
Raw Materials
     The basic raw material of the corn refining industry is yellow dent corn. The supply of corn in the United States has been, and is anticipated to continue to be, adequate for our domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of three primary supply factors: farmer planting decisions, climate, and government policies (including those related to the production of ethanol) and three major market demand factors: livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements. Recently, demand for corn in the US to produce ethanol has been a significant factor in increasing the price of corn.
     Corn is also grown in other areas of the world, including Canada, Mexico, South Africa, Argentina, Brazil, China, Pakistan and Kenya. Our affiliates outside the United States utilize both local supplies of corn and corn imported from other geographic areas, including the United States. The supply of corn for these affiliates is also generally expected to be adequate for our needs. Corn prices for our non-US affiliates generally fluctuate as a result of the same factors that affect US corn prices.
     Due to the competitive nature of the corn refining industry and the availability of substitute products not produced from corn, such as sugar from cane or beet, end product prices may not necessarily fluctuate in a manner that correlates to raw material costs of corn.
     We follow a policy of hedging our exposure to commodity fluctuations with commodities futures contracts for certain of our North American corn purchases. All of our firm-priced business is hedged. Other business may or may not be hedged at any given time based on management’s judgment as to the need to fix the costs of our raw materials to protect our profitability. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, section entitled “Commodity Costs” for additional information.
Product Development
     Corn Products has a product application technology center that directs our product development teams worldwide to develop product application solutions to better serve the ingredient needs of our customers. Product development activity is focused on developing product applications for identified customer and market needs. Through this approach, we have developed value-added products for use in the corrugated paper, food, textile, baking and confectionery industries. We usually collaborate with customers to develop the desired product application either in the customers’ facilities, our technical service laboratories or on a contract basis. These efforts are supported by our marketing, product technology and technology support staff.

Sales and Distribution
     Our salaried sales personnel, who are generally dedicated to customers in a geographic region, sell our products directly to manufacturers and distributors. In addition, we have a staff that provides technical support to our sales personnel on an industry basis. We generally contract with trucking companies to deliver our bulk products to customer destinations. In North America, we generally use trucks to ship to nearby customers. For those customers located considerable distances from our plants, we use either rail or a combination of railcars and trucks to deliver our product. We generally lease railcars for terms of five to fifteen years.
Patents, Trademarks and Technical License Agreements
     We own a number of patents, which relate to a variety of products and processes, and a number of established trademarks under which we market our products. We also have the right to use other patents and trademarks pursuant to patent and trademark licenses. We do not believe that any individual patent or trademark is material to our business. There is no currently pending challenge to the use or registration of any of our significant patents or trademarks that would have a material adverse impact on the Company or its results of operations if decided adversely to us.
     We are a party to technical license agreements with third parties in other countries whereby we provide technical, management and business advice on the operations of corn refining businesses and receive royalties in return. These arrangements provide us with product penetration in the various countries in which they exist, as well as experience and relationships that could facilitate future expansion. The duration of the agreements range, from one to three years, and these agreements can be extended by mutual agreement. These relationships have been in place for many years. These agreements in the aggregate provide approximately $3 million of annual income to the Company.
Employees
     As of December 31, 2006 we had approximately 6,600 employees, of which approximately 900 were located in the United States. Approximately 33 percent of US and 48 percent of our non-US employees are unionized. We believe our relations with our union and non-union employees are good. In addition, the Company has approximately 1,000 temporary employees.
Government Regulation and Environmental Matters
     As a manufacturer and maker of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various US, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. We and many of our products are also subject to regulation by various government agencies, including the United States Food and Drug Administration. Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity and labeling. Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on us in 2006. We may also be required to comply with US, state, foreign and local laws regulating food handling and storage. We believe these laws and regulations have not negatively affected our competitive position.
     Our operations are also subject to various US, state, foreign and local laws and regulations requirements with respect to environmental matters, including air and water quality and underground fuel storage tanks, and other regulations intended to protect public health and the environment. Based on current laws and regulations and the enforcement and interpretations thereof, we do not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that we will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on our future financial condition and results of operations.
     During 2006 we spent approximately $7 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects. We currently anticipate that we will spend approximately $4 million for environmental facilities and programs in 2007 and a similar amount in 2008.
Other
     Our Internet address is www.cornproducts.com. We make available, free of charge through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Our corporate governance guidelines, Board committee charters and code of ethics are posted on our website, the address of which is www.cornproducts.com, and each is available in print to any shareholder upon request in writing to Corn Products International, Inc., 5 Westbrook Corporate Center, Westchester, Illinois 60154 Attention: Corporate Secretary. The contents of our website are not incorporated by reference into this report.

Executive Officers of the Registrant
     Set forth below are the names and ages of all of our executive officers, indicating their positions and offices with the Company and other business experience during the past five years. Our executive officers are elected annually by the Board to serve until the next annual election of officers and until their respective successors have been elected and have qualified unless removed by the Board.

Name	Age	Positions, Offices and Business Experience

Samuel C. Scott III	62	Chairman and Chief Executive Officer since February 2001 and President since 1997. Mr. Scott also served as Chief Operating Officer from 1997 through January 2001. Prior thereto, he served as President of the worldwide Corn Refining Business of CPC International, Inc; now Unilever Bestfoods (“CPC”), from 1995 to 1997 and was President of CPC’s North American Corn Refining Business from 1989 to 1997. He was elected a Vice President of CPC in 1991. Mr. Scott is a director of Motorola, Inc., The Bank of New York, ACCION International, The Executives’ Club of Chicago, Inroads Chicago and The Chicago Council on Global Affairs. He is also a Trustee of the Conference Board. Mr. Scott is Lead Director of Motorola and Chairman of Motorola’s Compensation and Leadership Committee.

Cheryl K. Beebe	51	Vice President and Chief Financial Officer since February 2004. Ms. Beebe previously served as Vice President, Finance from July 2002 to February 2004, as Vice President from 1999 to 2002 and as Treasurer from 1997 to February 2004. Prior thereto, she served as Director of Finance and Planning for the CPC Corn Refining Business worldwide from 1995 to 1997 and as Director of Financial Analysis and Planning for Corn Products North America from 1993. Ms. Beebe joined CPC in 1980 and served in various financial positions in CPC’s US consumer food business, North American audit group and worldwide corporate treasury function. She is a member of the Board of Trustees for Farleigh Dickinson University.

Name	Age	Positions, Offices and Business Experience

Jorge L. Fiamenghi	51	Vice President and President of the South America Division since 1999. Mr. Fiamenghi served as Acting President, US/Canadian Region from August 2001 to February 2002. Mr. Fiamenghi served as President and General Manager, Corn Products Brazil from 1996 to 1999. Mr. Fiamenghi was General Manager for the CPC Corn Refining affiliate in Argentina beginning in 1991. Prior thereto, he was Financial and Planning Director for the CPC South American Corn Refining Division from 1989 to 1991, and served as Financial and Administrative Manager for the CPC Corn Refining Division in Mexico beginning in 1987. Mr. Fiamenghi joined CPC in 1971 and served in various financial and planning positions in CPC.

Jack C. Fortnum	50	Vice President since 1999 and President of North America Division since May 2004. Mr. Fortnum previously served as President, US/Canadian Region from July 2003 to May 2004, and as President, US Business from February 2002 until July 2003. Prior to that, Mr. Fortnum served as Executive Vice President, US/Canadian Region from August 2001 until February 2002, as the Controller from 1997 to 2001, as the Vice President of Finance for Refineries de Maiz, CPC’s Argentine subsidiary, from 1995 to 1997, as the Director of Finance and Planning for CPC’s Latin America Corn Refining Division from 1993 to 1995, and as the Vice President and Comptroller of Canada Starch Operating Company Inc., the Canadian subsidiary of CPC, and as the Vice President of Finance of the Canadian Corn Refining Business from 1989.

Jeffrey B. Hebble	51	Vice President since 2000 and President of the Asia/Africa Division since February 2001. Prior thereto, Mr. Hebble served as Vice President of the Asia/Africa Division since 1998. Mr. Hebble joined CPC in 1986 and served in various positions in the Corn Products Division and in Stamford Food Industries Sdn. Berhad, a Corn Products subsidiary in Malaysia.

Name	Age	Positions, Offices and Business Experience

James J. Hirchak	53	Vice President — Human Resources since 1997. Mr. Hirchak joined CPC in 1976 and held various Human Resources positions in CPC until 1984, when he joined the CPC Corn Products Division. In 1987, Mr. Hirchak was appointed Director, Human Resources for Corn Products’ North American Operations and he served as Vice President, Human Resources for the Corn Products Division of CPC from 1992 to 1997. He is a member of the Board of Directors of Accion Chicago, Inc.

Kimberly A. Hunter	45	Corporate Treasurer since February 2004. Ms. Hunter previously served as Director of Corporate Treasury from September 2001 to February 2004. Prior to that, she served as Managing Director, Investment Grade Securities at Bank One Corporation, a financial institution, from 1997 to 2000 and as Vice President, Capital Markets of Bank One from 1992 to 1997.

Mary Ann Hynes	59	Vice President, General Counsel and Corporate Secretary of Corn Products International, Inc. since March, 2006. Prior to that, Ms. Hynes was Senior Vice President and General Counsel, Chief Legal Officer for IMC Global Inc., a producer and distributor of crop nutrients and animal feed ingredients, from 1999 to 2004, and a consultant to The Mosaic Company, also a producer and distributor of crop nutrients and animal feed ingredients, in 2005. The Mosaic Company acquired IMC Global Inc. in 2004.

Robin A. Kornmeyer	58	Vice President since September 2002 and Controller since January 2002. Prior to that, Mr. Kornmeyer served as Corporate Controller at Foster Wheeler Ltd., a worldwide engineering and construction company, from 2000 to 2002 and as its Director of Corporate Audit Services from 1997 to 2000.

James W. Ripley	63	Senior Vice President, Planning, Information Technology and Compliance since February 2004. Mr. Ripley previously served as Vice President and Chief Financial Officer since 1997 and Vice President, Finance from 1997 to July 2002. Prior thereto, he served as Comptroller of CPC from 1995 to 1997 and as Vice President of Finance for CPC’s North American Corn Refining Division from 1984 to 1995. Mr. Ripley joined CPC in 1968 as Chief International Accountant and subsequently served as CPC’s Assistant Corporate Comptroller, Corporate General Audit Coordinator and Assistant Comptroller for CPC’s European Consumer Foods Division.

Name	Age	Positions, Offices and Business Experience

John Saucier	53	Vice President, Global Business and Product Development, Sales and Marketing, of Corn Products International, Inc. since April, 2006. Prior to that, Mr. Saucier was President of the Integrated Nylon Division of Solutia Inc., a specialty chemical manufacturer from 2001 to 2005. He also served as Vice President, Strategy and Corporate Development for Solutia, Inc. following its spin-off from Monsanto Company from 1997 to 2001.

ITEM 1A. RISK FACTORS
     We operate in one business segment, corn refining, and our business is managed on a geographic regional basis. In each country where we conduct business, our business and assets are subject to varying degrees of risk and uncertainty. The following are factors that we believe could cause our actual results to differ materially from expected and historical results. Additional risks that are currently unknown to us may also impair our business or adversely affect our financial condition or results of operations. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Form 10-K or in our other filings or statements may be subject to the risks described below as well as other risks and uncertainties. Please read the cautionary notice regarding forward-looking statements in Item 7 below.
     We operate a multinational business subject to the economic, political and other risks inherent in operating in foreign countries and with foreign currencies.
     We have operated in foreign countries and with foreign currencies for many years. Our US dollar denominated results are subject to foreign currency exchange fluctuations. Our operations are subject to political, economic and other risks. Economic changes, terrorist activity and political unrest may result in business interruption or decreased demand for our products. Protectionist trade measures and import and export licensing requirements could also adversely affect our results of operations. Our success will depend in part on our ability to manage continued global political and/or economic uncertainty.
     We primarily sell world commodities and, historically, local prices have adjusted relatively quickly to offset the effect of local currency devaluations. We may hedge transactions that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We are subject to the risks normally attendant to such hedging activities.
     Raw material and energy price fluctuations, and supply interruptions and shortages could adversely affect our results of operations.
     Our finished products are made primarily from corn. Purchased corn accounts for between 40 percent and 65 percent of finished product costs. Energy costs represent approximately 16 percent of our finished product costs. We use energy primarily to create steam in our production process and in dryers to dry product. We consume coal, natural gas, electricity, wood and fuel oil to generate energy. The market prices for these commodities vary depending on supply and demand, world economies and other factors. We purchase these commodities based on our anticipated usage and future outlook for these costs. We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.
     In North America, we sell a large portion of our finished products at firm prices established in supply contracts typically lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we take hedging positions by entering into corn futures contracts. From time to time, we may also enter into anticipatory hedges. These derivative contracts typically mature within one year. At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. These hedging instruments are subject to fluctuations in value; however, changes in the value of the underlying exposures we are hedging generally offset such fluctuations. While the corn futures contracts or hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material. Outside of North America, sales of finished product under long-term, firm-priced supply contracts are not material. We also use derivative financial instruments to hedge portions of our natural gas costs, primarily in our North American operations.
     Our ability to generate an adequate return on investment is uncertain.
     Our ability to generate operating income and to increase profitability depends to a large extent upon our ability to price finished products at a level that will cover manufacturing and raw material costs and provide a profit margin. Our ability to maintain appropriate price levels is determined by a number of factors largely beyond our control, such as aggregate industry supply and market demand, which may vary from time to time, and the economic conditions of the geographic regions where we conduct our operations.
     Our inability to contain costs could adversely affect our future profitability and growth.
     Our future profitability and growth depends on our ability to contain operating costs and per-unit product costs and to maintain and/or implement effective cost control programs, while at the same time maintaining competitive pricing and superior quality products, customer service and support. Our ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements.
     If we are unable to contain our operating costs and maintain the productivity and reliability of our production facilities, our profitability and growth could be adversely affected.
     We may not have access to the funds required for future growth and expansion.
     We may need additional funds for working capital to grow and expand our operations. We expect to fund our capital expenditures from operating cash flow to the extent we are able to do so. If our operating cash flow is insufficient to fund our capital expenditures, we may either reduce our capital expenditures or utilize our general credit facilities. We may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets. We cannot provide any assurance that our cash flows from operations will be sufficient to fund anticipated capital expenditures or that we will be able to obtain additional funds from financial markets or from the sale of assets at terms favorable to us. If we are unable to generate sufficient cash flows or raise sufficient additional funds to cover our capital expenditures, we may not be able to achieve our desired operating efficiencies and expansion plans, which may adversely impact our competitiveness and, therefore, our results of operations.
     Increased interest rates could increase our borrowing costs.
     From time to time we may issue securities to finance acquisitions, capital expenditures, working capital and for other general corporate purposes. An increase in interest rates in the general economy could result in an increase in our borrowing costs for these financings, as well as under any existing debt that bears interest at an unhedged floating rate.

     We operate in a highly competitive environment and it may be difficult to preserve operating margins and maintain market share.
     We operate in a highly competitive environment. Almost all of our products compete with virtually identical or similar products manufactured by other companies in the corn refining industry. In the United States, there are other corn refiners, several of which are divisions of larger enterprises that have greater financial resources than we do. Some of these competitors, unlike us, have vertically integrated their corn refining and other operations. Many of our products also compete with products made from raw materials other than corn. Fluctuation in prices of these competing products may affect prices of, and profits derived from, our products. Competition in markets in which we compete is largely based on price, quality and product availability.
     Due to market volatility, we cannot assure that we can adequately pass potential increases in the cost of corn on to customers through product price increases or purchase quantities of corn at prices sufficient to sustain or increase our profitability.
     Our corn purchasing costs, which include the price of the corn plus delivery cost, account for 40 percent to 65 percent of our product costs. The price and availability of corn is influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost that are difficult to anticipate and which we cannot control. In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup.
     Volatility in the stock market fluctuations and in quarterly operating results and other factors could adversely affect the market price of our common stock.
     The market price for our common stock may be significantly affected by factors such as our announcement of new products or services or such announcements by our competitors; technological innovation by us, our competitors or other vendors; quarterly variations in our operating results or the operating results of our competitors; general conditions in our or our customers’ markets; and changes in the earnings estimates by analysts or reported results that vary materially from such estimates. In addition, the stock market has experienced significant price fluctuations that have affected the market prices of equity securities of many companies that have been unrelated to the operating performance of any individual company.
     Changes in consumer preferences and perceptions may lessen the demand for our products, which could reduce our sales and profitability and harm our business.
     Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products containing sweetener products in favor of foods that are perceived as being more healthy, could reduce our sales and profitability, and such a reduction could be material.

     The uncertainty of acceptance of products developed through biotechnology could affect our profitability.
     The commercial success of agricultural products developed through biotechnology, including genetically modified corn, depends in part on public acceptance of their development, cultivation, distribution and consumption. Public attitudes can be influenced by claims that genetically modified products are unsafe for consumption or that they pose unknown risks to the environment even if such claims are not based on scientific studies. These public attitudes can influence regulatory and legislative decisions about biotechnology even where they are approved. The sale of the Company’s products which may contain genetically modified corn could be delayed or impaired because of adverse public perception regarding the safety of the Company’s products and the potential effects of these products on animals, human health and the environment.
     Our profitability could be negatively impacted if we fail to maintain satisfactory labor relations.
     Approximately 33 percent of US and 48 percent of non-US employees are members of unions. Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.
     We may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures and require significant management resources.
     We regularly review potential acquisitions of complementary businesses, technologies, services or products, as well as potential strategic alliances. We may be unable to find suitable acquisition candidates or appropriate partners with which to form partnerships or strategic alliances. Even if we identify appropriate acquisition or alliance candidates, we may be unable to complete such acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an acquired business, technology, service or product into our existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of our business. Moreover, we may not realize the anticipated benefits of any acquisition or strategic alliance, and such transactions may not generate anticipated financial results. Future acquisitions could also require us to issue equity securities, incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business.
     No assurance can be given that we will continue to pay dividends.
     The payment of dividends is at the discretion of our Board of Directors and will be subject to our financial results and the availability of surplus funds to pay dividends.
     Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire the Company.
     Certain provisions of our Amended and Restated Certificate of Incorporation (our “Charter”) and our Amended By-laws and of the Delaware General Corporation Law (the “DGCL”) may have the effect of delaying, deterring or preventing a change in control of the Company not approved by our Board. These provisions include (i) a classified Board of Directors, (ii) a requirement of the unanimous consent of all stockholders for action to be taken without a meeting, (iii) a requirement that special meetings of stockholders be called only by the Chairman of the Board or the Board of Directors, (iv) advance notice requirements for stockholder proposals and nominations, (v) limitations on the ability of stockholders to amend, alter or repeal our Amended By-Laws and certain provisions of our Charter, (vi) authorization for our Board to issue without stockholder approval preferred stock with such terms as the Board of Directors may determine and (vii) authorization for our Board to consider the interests of creditors, customers, employees and other constituencies of the Company and its subsidiaries and the effect upon communities in which we and our subsidiaries do business, in evaluating proposed corporate transactions. With certain exceptions, Section 203 of the DGCL imposes certain restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our common stock. In addition, we have adopted a stockholder rights plan. Our rights plan is designed to protect our stockholders in the event of an unsolicited offer and other takeover tactics, which, in the opinion of our Board, could impair our Boards’ ability to represent stockholder interests. The provisions of our rights plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.
     These provisions of our Charter and By-laws, the DGCL and our rights plan could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, although such proposals, if made, might be considered desirable by a majority of our stockholders. Such provisions could also make it more difficult for third parties to remove and replace the members of our Board. Moreover, these provisions could diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the market price of our common stock that could result from takeover attempts or speculation.
     Our reliance on certain industries for a significant portion of our sales could have a material adverse affect on our business.
     Approximately 19 percent of our 2006 sales were made to companies engaged in the processed foods industry and approximately 18 percent were made to companies in the soft drink industry. Additionally, sales to the brewing industry and to the animal feed market represented approximately 11 percent and 10 percent of our 2006 net sales, respectively. If our processed foods customers, soft drink customers, brewing industry customers or animal feed customers were to substantially decrease their purchases, our business might be materially adversely affected. However, we believe there is no concentration of risk with any single customer or supplier whose failure or non-performance would materially affect our financial results.
     An outbreak of a life threatening communicable disease could negatively impact our business.
     The outbreak of Severe Acute Respiratory Syndrome (“SARS”) previously affected the economies of certain countries where we manufacture and sell products. If the economies of any countries where we sell or manufacture products are affected by a similar outbreak of SARS, the Avian Flu, or other life threatening communicable diseases, it could result in decreased sales and unfavorably impact our business.

     Cross-border disputes between countries in which we operate could result in duties, taxes or other costs that could adversely affect our results of operations.
     Due to cross-border disputes, our operations could be adversely affected by actions taken by the governments of countries where we conduct business. In 2002, the Mexican government imposed a discriminatory tax on beverages sweetened with HFCS, which resulted in a substantial reduction of our sales of HFCS in Mexico. However, sales of HFCS in Mexico returned to historical levels by 2005 and the tax was repealed on January 1, 2007. If we were unable to maintain sales levels of high fructose corn syrup in Mexico, our results of operations from Mexico could be negatively affected and we could be required to recognize a charge for impairment. In December 2005 the Canadian government imposed preliminary antidumping and countervailing duties on US corn. These duties were terminated in April 2006, but the termination has been appealed.
     The recognition of impairment charges on goodwill or long-lived assets would adversely impact the future financial position and results of operations of the Company.
     We perform an annual impairment assessment for goodwill and, as necessary, for long-lived assets. If the results of such assessments were to show that the fair value of our property, plant and equipment or goodwill were less than the carrying values, we would be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material.
     Unanticipated changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.
     We are subject to income taxes in the United States and in various other foreign jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits.
     In particular, the carrying value of deferred tax assets, which are predominantly in the US, is dependent upon our ability to generate future taxable income in the US. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.
     Operating difficulties at our manufacturing plants could adversely affect our operating results.
     Corn refining is a capital intensive industry. We have 30 plants and have preventive maintenance and de-bottlenecking programs designed to maintain and improve grind capacity and facility reliability. If we encounter operating difficulties at a plant for an extended period of time or start up problems with any capital improvement projects, we may not be able to meet a portion of sales order commitments and could incur significantly higher operating expenses, both of which could adversely affect our operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None
ITEM 2. PROPERTIES
     We operate, directly and through our consolidated subsidiaries, 30 manufacturing facilities, 29 of which are owned and one of which is leased (Jundiai, Brazil). In addition, we lease our corporate headquarters in Westchester, Illinois. The following list details the locations of our manufacturing facilities within each of our three geographic regions:

North America	South America	Asia/Africa

Cardinal, Ontario, Canada	Baradero, Argentina	Shouguang, China
London, Ontario, Canada	Chacabuco, Argentina	Eldoret, Kenya
Port Colborne, Ontario, Canada	Balsa Nova, Brazil	Cornwala, Pakistan
San Juan del Rio, Queretaro, Mexico	Cabo, Brazil	Faisalabad, Pakistan
Guadalajara, Jalisco, Mexico	Conchal, Brazil	Ichon, South Korea
Mexico City, Edo. de Mexico	Jundiai, Brazil	Inchon, South Korea
Stockton, California, U.S.	Mogi-Guacu, Brazil	Sikhiu, Thailand
Bedford Park, Illinois, U.S.	Rio de Janeiro Brazil
Winston-Salem, North Carolina, U.S.	Llay-Llay, Chile
Missoula, Montana, U.S.	Barranquilla, Colombia
Mapleton, Illinois, U.S.	Cali, Colombia
Lima, Peru
     We believe our manufacturing facilities are sufficient to meet our current production needs. We have preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.
     We have electricity co-generation facilities at all of our US and Canadian plants, as well as at our plants in San Juan del Rio, Mexico; Baradero, Argentina; and Balsa Nova and Mogi-Guacu, Brazil, that provide electricity at a lower cost than is available from third parties. We generally own and operate these co-generation facilities, except for the facilities at our Stockton, California; Cardinal, Ontario; Balsa Nova and Mogi-Guacu, Brazil locations, which are owned by, and operated pursuant to co-generation agreements with, third parties.
     We believe we have competitive facilities. In recent years, we have made significant capital expenditures to update, expand and improve our facilities, averaging $139 million per year for the last three years. We believe these capital expenditures will allow us to operate efficient facilities for the foreseeable future. We currently anticipate that capital expenditures for 2007 will approximate $145 million. We anticipate that annual capital expenditures beyond 2007 will be in line with historical averages.

ITEM 3. LEGAL PROCEEDINGS
     On October 21, 2003, we submitted, on our own behalf and on behalf of our Mexican affiliate, CPIngredientes, S.A. de C.V., (previously known as Compania Proveedora de Ingredientes) a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, we asserted that the imposition by Mexico of a discriminatory tax on beverages containing HFCS breached various obligations of Mexico under NAFTA. We seek damages of $325 million. See also Note 3 of the notes to the consolidated financial statements.
     Between May and June of 2005, the Company, Samuel Scott and Cheryl Beebe were named as defendants in five purported securities class action suits filed in the United States District Court for the Northern District of Illinois. The complaints alleged violations of certain federal securities laws and sought unspecified damages on behalf of a purported class of purchasers of our common stock between January 25, 2005 and April 4, 2005. In August 2005, all of these class actions were consolidated in the matter of Monty Blatt v. Corn Products International, Inc. (N.D. Ill. 05 C 3033). In November 2005, plaintiffs filed a consolidated amended complaint containing essentially the same legal claims. Cheryl Beebe was not named as a defendant in the consolidated amended complaint. In August 2006, we answered the consolidated amended complaint and in October 2006 the plaintiffs moved for class certification. A limited amount of discovery has taken place to date. We believe the lawsuit is without merit and intend to defend against it vigorously. We have tendered this matter to our insurance carrier for defense and indemnification.
     In July 2005, a shareholder derivative lawsuit, Halverson v. Samuel Scott, et al. (05 CH 12162), was filed in the Circuit Court of Cook County, Illinois against Corn Products International, its directors and certain members of senior management. The lawsuit makes various claims asserting mismanagement and breaches of fiduciary duty related to our performance in the first quarter of 2005. The subject matter of the derivative lawsuit is substantially the same as that of the shareholder class action, Monty Blatt v. Corn Products International, Inc. (N.D. Ill. 05 C 3033). All proceedings in this lawsuit are currently stayed by agreement of the parties. We believe this lawsuit is without merit and intend to defend against it vigorously. We have tendered this matter to our insurance carrier for defense and indemnification.
     In June 2005, certain associations purporting to represent Canadian corn producers filed a request that the Canadian government investigate the effect of United States corn subsidization on the Canadian corn market and the alleged dumping of United States corn into Canada. In September 2005, the Canadian government initiated an anti-dumping and/or countervailing duty investigation on corn imported from the United States. In November 2005, the Canadian government made a positive determination in connection with the preliminary determination of injury. In December 2005, the Canadian government imposed preliminary antidumping and countervailing duties. In March 2006, the Canadian government conducted an inquiry to determine whether the alleged dumping and subsidizing of unprocessed grain corn, originating in the United States had caused injury or threatened to cause injury to the Canadian domestic industry. In April 2006, the Canadian government issued a finding of no injury or threat of injury effectively ending the anti-dumping, countervailing duty investigation. The preliminary duties were terminated and refunded. In June 2006 the Canadian corn growers’ representatives initiated a judicial appeal of the no injury finding. We continue to vigorously oppose the imposition of antidumping and countervailing duties.
     On April 4, 2006, we were served with complaints in two cases, Sun-Rype Products, Ltd v. Archer Daniels Midland, et al. (L051456 Supreme Court of British Columbia, Canada) and Ali Holdco, Inc. v. Archer Daniels Midland (06-CV-309948PD3 Ontario Superior Court of Justice, Canada), both purporting to be class action anti-competition cases. These lawsuits contain nearly identical allegations against a number of industry participants including us. The complaints seek unspecified damages for an alleged conspiracy to fix the price of high fructose corn syrup sold in Canada during the period between 1988 and June 1995. In the alternative, the complaints seek recovery under restitutionary principles. We do not believe the allegations contained in the lawsuits have merit and we intend to vigorously defend against them.
     We are currently subject to various other claims and suits arising in the ordinary course of business, including certain environmental proceedings. We do not believe that the results of such legal proceedings, even if unfavorable to us, will be material to us. There can be no assurance, however, that any claims or suits arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPO.” The number of holders of record of our common stock was 8,775 at January 31, 2007.
     Our policy is to pay a modest dividend. The amount and timing of the dividend payment, if any, is based on a number of factors including estimated earnings, financial position and cash flow. The payment of a dividend is solely at the discretion of our Board of Directors. Dividend payments will be subject to our financial results and the availability of surplus funds to pay dividends.
     The quarterly high and low sales prices for our common stock and cash dividends per common share for 2005 and 2006 are shown below.

	1st QTR	2nd QTR	3rd QTR	4th QTR

2006
Market prices
High	$30.00	$31.49	$35.35	$37.49
Low	22.92	24.72	28.60	30.87
Per share dividends declared	$0.08	$0.08	$0.08	$0.09

2005
Market prices
High	$30.20	$26.30	$24.85	$24.44
Low	25.60	20.11	16.00	19.40
Per share dividends declared share	$0.07	$0.07	$0.07	$0.07

Issuer Purchases of Equity Securities
The following table summarizes information with respect to our purchases of our common stock during the fourth quarter of 2006.

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased as	Value) of Shares
	Total	Price	part of Publicly	that may yet be
	Number	Paid	Announced Plans or	Purchased Under the
(shares in thousands)	of Shares Purchased	Per Share	Programs	Plans or Programs

Oct. 1 — Oct. 31, 2006	—	—	—	1,448 shares
Nov. 1 — Nov. 30, 2006	—	—	—	1,448 shares
Dec. 1 — Dec. 31, 2006	—	—	—	1,448 shares
Total	—	—	—
On February 9, 2005, our Board of Directors approved a stock repurchase program, which runs through February 28, 2010, under which we may repurchase up to 4 million shares of our outstanding common stock. As of December 31, 2006, we had repurchased 2.55 million shares under the program, leaving 1.45 million shares available for repurchase.

ITEM 6. SELECTED FINANCIAL DATA*
Selected financial data is provided below.

(in millions, except per share amounts)	2006	2005	2004	2003	2002

Summary of operations:
Net sales	$2,621	$2,360	$2,283	$2,102	$1,871
Net income	124	90	94	76	63
Net earnings per common share:
Basic	$1.67	$1.20	$1.28	$1.06	$0.89
Diluted	$1.63	$1.19	$1.25	$1.06	$0.89
Cash dividends declared per common share	$0.33	$0.28	$0.25	$0.21	$0.20

Balance sheet data:
Working capital	$320	$261	$222	$153	$138
Property, plant and equipment-net	1,356	1,274	1,211	1,187	1,154
Total assets	2,662	2,389	2,367	2,216	2,068
Long-term debt	480	471	480	452	516
Total debt	554	528	568	550	600
Redeemable common stock	44	29	33	67	58	**
Stockholders’ equity	1,330	1,210	1,081	911	770	**
Shares outstanding, year end	74.3	73.8	74.5	72.3	71.4

Additional data:
Depreciation and amortization	$114	$106	$102	$101	$103
Capital expenditures	171	143	104	83	78

*	All share and per share amounts have been adjusted for the 2-for-1 stock split effective January 25, 2005.

**	Amounts have been restated to reflect the reclassification of redeemable common stock from stockholders’ equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients and industrial products derived from the wet milling and processing of corn and other starch-based materials. The corn refining industry is highly competitive. Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry. However, we have thirty manufacturing plants located throughout North America, South America and Asia/Africa and we manage and operate our businesses at a local level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer. Our starches are a staple of the food, paper, textile and corrugating industries.
Critical success factors in our business include managing our significant manufacturing costs, including corn and utilities. In addition, due to our global operations we are exposed to fluctuations in foreign currency exchange rates, as well as to changes in interest rates. We use derivative financial instruments, when appropriate, for the purpose of minimizing the risks and/or costs associated with fluctuations in commodity prices, foreign exchange rates and interest rates. Also, the capital intensive nature of the corn wet milling industry requires that we generate significant cash flow on a yearly basis in order to selectively reinvest in the business and grow organically, as well as through strategic acquisitions and alliances. We utilize certain key metrics relating to working capital, debt and return on capital employed to monitor our progress toward achieving our strategic business objectives (see section entitled “Key Performance Metrics”).
The year 2006 was a banner year as we set record highs for net sales, operating income, net income and diluted earnings per common share. This record performance was driven by strong sales and earnings growth throughout our North American business. Additionally, we generated strong operating cash flow in 2006 that we used to grow our business, repurchase common stock, increase dividend payments and enhance our liquidity.
Looking forward, we believe that continued strong performance by our North American business should be the primary driver of another record year in 2007. Improved operating results in South America and Asia/Africa should also contribute to the year over year growth. We currently believe that full year 2007 diluted earnings per common share will increase in the range of 13 to 23 percent, to between $1.84 and $2.01 per common share, from our record diluted earnings per common share of $1.63 in 2006.

RESULTS OF OPERATIONS
2006 COMPARED TO 2005
Net Income. Net income for 2006 increased 38 percent to $124 million, or $1.63 per diluted common share, from 2005 net income of $90 million, or $1.19 per diluted common share.
The increase in net income for 2006 from 2005 primarily reflects a 22 percent increase in operating income driven by significantly improved results for our North American business. Additionally, lower financing costs contributed to the increase.
Net Sales. Net sales for 2006 increased to $2.62 billion from $2.36 billion in 2005, as sales grew in each of our regions.
A summary of net sales by geographic region is shown below:

(in millions)	2006	2005	Increase	% Change
North America	$1,588	$1,422	$166	12%
South America	670	603	67	11%
Asia/Africa	363	335	28	8%

Total	$2,621	$2,360	$261	11%

The increase in net sales reflects volume growth of 5 percent, price/product mix improvement of 3 percent, and a 3 percent benefit from currency translation attributable to stronger foreign currencies relative to the US dollar.
Sales in North America increased 12 percent reflecting price/product mix improvement of 7 percent, volume growth of 3 percent and a 2 percent benefit from currency translation attributable to a stronger Canadian dollar. Sales in South America increased 11 percent, as 9 percent volume growth and a 5 percent translation benefit attributable to stronger South American currencies more than offset a 3 percent price/product mix decline. Sales in Asia/Africa increased 8 percent, as 6 percent volume growth and a 5 percent increase attributable to stronger Asian currencies more than offset a 3 percent price/product mix decline.
Cost of Sales. Cost of sales for 2006 increased 9 percent to $2.21 billion from $2.03 billion in 2005. The increase was principally due to volume growth and higher energy costs. In 2006, we experienced an increase in global energy costs of approximately 20 percent over 2005, mainly reflecting higher natural gas costs. Our gross profit margin for 2006 was 16 percent, compared with 14 percent in 2005, principally reflecting improved profitability and margins in North America.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for 2006 were $202 million, up from $158 million in 2005. SG&A expenses for 2006 represented 8 percent of net sales, compared to 7 percent of net sales a year ago. This increase primarily reflects higher compensation-related costs, including long-term incentive compensation and the expensing of stock options.
Other Income-Net. Other income-net for 2006 increased to $10 million from $9 million in 2005. The increase primarily reflects various insurance and tax recoveries that more than offset a $1 million reduction in fee and royalty income. Additionally, the 2005 period included a $2 million gain from the sale of non-core assets.

Operating Income. A summary of operating income is shown below:

			Favorable	Favorable
			(Unfavorable)	(Unfavorable)
(in millions)	2006	2005	Variance	% Change
North America	$130	$59	$71	120%
South America	84	101	(17)	(17)%
Asia/Africa	53	53	—	—%
Corporate expenses	(43)	(30)	(13)	(43)%

Operating income	$224	$183	$41	22%

Operating income for 2006 increased 22 percent to $224 million from $183 million in 2005. This increase was driven by significantly improved earnings in North America which more than offset lower results in South America. An increase in corporate expenses principally attributable to higher compensation-related costs, including long-term incentive compensation and the expensing of stock options, partially offset the earnings improvement in North America. North America operating income more than doubled to $130 million in 2006 from $59 million a year ago, as earnings grew throughout the region. Higher product selling prices throughout the region and significant volume growth in Mexico drove the earnings improvement. South America operating income decreased 17 percent from 2005, primarily reflecting lower earnings in Brazil and, to a lesser extent, in the Southern Cone of South America. Higher corn and energy costs throughout the region and lower product selling prices in Brazil were the principal contributors to the earnings decline in South America. Asia/Africa operating income was unchanged from a year ago, as improved earnings in Pakistan and Thailand were partially offset by lower results in South Korea. The 2005 results included a $2 million gain from the sale of non-core assets in Malaysia.
Financing Costs-Net. Financing costs-net decreased to $27 million in 2006 from $35 million in 2005. The decline primarily reflects an increase in capitalized interest and foreign currency transaction gains, which more than offset the effect of higher interest rates. Additionally, increased interest income contributed to the reduction in net financing costs. Capitalized interest for 2006 was $10 million, as compared with $5 million in 2005.
Provision for Income Taxes. Our effective income tax rate was 35.3 percent in 2006, as compared to 37.5 percent in 2005. The decrease primarily reflects the effect of a change in our income mix for 2006, as compared with 2005, due principally to the improved earnings in the United States. The rate was also positively effected by certain tax law changes and a reduction in foreign income taxes attributable to certain statutory rate reductions.
Minority Interest in Earnings. Minority interest in earnings increased to $4 million in 2006 from $3 million in 2005. The increase from 2005 mainly reflects the effect of improved earnings in Pakistan.
Comprehensive Income. We recorded comprehensive income of $186 million in 2006, as compared with comprehensive income of $160 million in 2005. The increase in comprehensive income mainly reflects an increase in net income and a favorable variance in the currency translation adjustment, which more than offset an unfavorable variance relating to cash flow hedges.
2005 COMPARED TO 2004
Net Income. Net income for 2005 decreased 4 percent to $90 million, or $1.19 per diluted common share, from 2004 net income of $94 million, or $1.25 per diluted common share. The 2004 results included a restructuring charge for plant closures of $21 million ($15 million after-tax). See Note 5 of the notes to the consolidated financial statements for further information pertaining to the 2004 restructuring charge.

The decrease in net income for 2005 from 2004 primarily reflects a decline in operating income for our North American business, and an increase in the provision for income taxes. Increased operating income in South America and Asia/Africa, and a reduction in the minority interest in earnings, partially offset these unfavorable variances.
Net Sales. Net sales for 2005 increased to $2.36 billion from $2.28 billion in 2004, as sales grew in each of our regions.
A summary of net sales by geographic region is shown below:

(in millions)	2005	2004	Increase	% Change
North America	$1,422	$1,419	$3	—%
South America	603	556	47	8%
Asia/Africa	335	308	27	9%

Total	$2,360	$2,283	$77	3%

The increase in net sales reflects a 5 percent increase from currency translation attributable to stronger foreign currencies relative to the US dollar and 1 percent volume growth, which more than offset a 3 percent price/product mix reduction.
Sales in North America were relatively unchanged as volume growth of 3 percent, reflecting significant growth in Mexico partially offset by reduced volume in the United States, and a 1 percent benefit from currency translation attributable to a stronger Canadian dollar, was offset by a 4 percent price/product mix decline. HFCS sales in Mexico for 2005 returned to levels attained prior to the imposition of the discriminatory tax on beverages sweetened with HFCS in that country (see Note 3 of the notes to the consolidated financial statements). Sales in South America increased 8 percent, as a 13 percent translation benefit attributable to stronger South American currencies more than offset a 3 percent price/product mix decline and a 2 percent volume reduction. Sales in Asia/Africa increased 9 percent, reflecting a 6 percent increase attributable to stronger Asian currencies, price/product mix improvement of 2 percent and 1 percent volume growth.
Cost of Sales. Cost of sales for 2005 increased 5 percent to $2.03 billion from $1.93 billion in 2004. The increase was principally due to volume growth and higher energy costs. In 2005, we experienced an increase in global energy costs of approximately 21 percent over 2004, mainly reflecting higher natural gas costs. Our gross profit margin for 2005 was 14 percent, compared with 15 percent in 2004, as lower margins in North America and South America more than offset higher margins in Asia/Africa.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for 2005 were $158 million, unchanged from 2004. SG&A expenses for 2005 represented 7 percent of net sales, consistent with the prior year.
Other Income-Net. Other income-net for 2005 increased to $9 million from $4 million in 2004. The increase primarily reflects a $2 million gain from the sale of non-core assets and a $1 million increase in fee and royalty income.
Operating Income. A summary of operating income is shown below:

			Favorable	Favorable
			(Unfavorable)	(Unfavorable)
(in millions)	2005	2004	Variance	% Change
North America	$59	$87	$(28)	(32)%
South America	101	98	3	3%
Asia/Africa	53	48	5	10%
Corporate expenses	(30)	(33)	3	9%

Total	$183	$200	$(17)	(8)%
Plant closing costs (a)	—	(21)	21	100%

Operating income	$183	$179	$4	2%

(a)	Includes a $19 million write-off of fixed assets and a $2 million charge for employee termination costs pertaining to the Company’s manufacturing optimization initiative in Mexico and South America. See also Note 5 of the notes to the consolidated financial statements.
Operating income for 2005 increased 2 percent to $183 million from $179 million in 2004. Operating income for 2004 included a $21 million restructuring charge for plant closures. Excluding the restructuring charge from the prior year period, operating income decreased 8 percent from 2004, as significantly lower earnings in North America more than offset improved results in Asia/Africa and South America. North America operating income decreased 32 percent from 2004, as Mexico’s results, which nearly doubled from 2004, were more than offset by significantly weaker results in the United States and Canada. The decrease in the US/Canadian results primarily reflects higher energy and logistics costs. Additionally, lower product selling prices (particularly for co-products), volume reductions, and increased maintenance expense contributed to the decline. Operating difficulties, including poor boiler performance, at our Argo plant in Bedford Park, Illinois contributed to the higher maintenance and energy costs. The US results were also negatively impacted by $4 million of expenses relating to the loss of corn gluten feed attributable to Hurricane Katrina. South America operating income increased 3 percent from 2004, reflecting earnings growth in the Southern Cone and Andean regions of South America and continued strong results in Brazil. Asia/Africa operating income grew 10 percent from a year ago, driven principally by improved earnings in South Korea, where lower corn costs favorably affected our business. This was partially offset by weaker results at our Thailand operations primarily relating to a drought that effected our tapioca root supply and plant operations. Additionally, a $2 million gain from the sale of non-core assets in Malaysia contributed to the earnings increase in the region.
Financing Costs-Net. Financing costs-net increased to $35 million in 2005 from $34 million in 2004. The increase primarily reflects increased interest expense mainly attributable to higher interest rates and larger foreign currency transaction losses, which more than offset increases in capitalized interest and interest income.
Provision For Income Taxes. Our effective income tax rate was 37.5 percent in 2005 as compared to 30 percent in 2004. The increase primarily reflects the effect of a change in our income mix for 2005 as compared with 2004. As a result of the earnings decline in the US, we do not expect to be able to use certain foreign income tax credits in the US, thereby increasing our effective income tax rate.
Minority Interest in Earnings. Minority interest in earnings declined to $3 million in 2005 from $8 million in 2004. The decline from 2004 mainly reflects the effect of our December 2004 purchase of the remaining interest in our now wholly-owned South Korean business.
Comprehensive Income. We recorded comprehensive income of $160 million in 2005, as compared with comprehensive income of $116 million in 2004. The improvement in comprehensive income mainly reflects favorable variances relating to cash flow hedges, which more than offset declines in the currency translation adjustment and net income. The decline in the change in the currency translation adjustment primarily reflects the effect of a more moderate strengthening in end of period foreign currencies for 2005, as compared with 2004, when foreign currency appreciation was more significant, particularly for the Korean Won.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2006, our total assets were $2.66 billion, up from $2.39 billion at December 31, 2005. This increase primarily reflects our strong earnings and cash flow, capital investments, translation effects associated with stronger foreign currencies relative to the US dollar, and higher accounts receivable and inventories. Stockholders’ equity increased to $1.33 billion at December 31, 2006 from $1.21 billion at December 31, 2005, principally attributable to our 2006 net income, gains on cash flow hedges, favorable currency translation effects, and the exercise of stock options.
On April 26, 2006, we entered into new, five-year $500 million senior, unsecured revolving credit facilities consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced our previous $180 million revolving credit facility that would have expired in September 2009. We guarantee the Canadian revolving credit facility. At December 31, 2006, there were $9 million of borrowings outstanding under the Canadian revolving credit facility and there were no outstanding borrowings under the US revolving credit facility. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At December 31, 2006, we had total debt outstanding of $554 million, compared to $528 million at December 31, 2005. The debt outstanding includes $255 million (face amount) of 8.25 percent senior notes due July 15, 2007, $200 million (face amount) of 8.45 percent senior notes due 2009 and $100 million of consolidated subsidiary debt, consisting of local country borrowings. The 8.25 percent senior notes are included in long-term debt as we expect to refinance these notes prior to the maturity date. Of the consolidated subsidiary debt, $74 million represents short-term borrowings. Corn Products International, as the parent company, guarantees certain obligations of several of its consolidated subsidiaries, which aggregated $52 million at December 31, 2006. Management believes that such consolidated subsidiaries will meet their financial obligations as they become due.
The principal source of our liquidity is our internally generated cash flow, which we supplement as necessary with our ability to borrow on our bank lines and to raise funds in both the debt and equity markets. In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $238 million of unused operating lines of credit in the various foreign countries in which we operate.
The weighted average interest rate on our total indebtedness was approximately 7.7 percent and 7.0 percent for 2006 and 2005, respectively. On February 1, 2006, we terminated our remaining fixed to floating interest rate swap agreements associated with $150 million of our $200 million 8.45 percent senior notes. We had previously terminated $50 million of fixed to floating rate interest rate swap agreements associated with this debt in 2005. These swap terminations resulted in gains of approximately $5 million, which are being amortized as reductions to financing costs over the remaining term of the underlying debt (through August 2009). The fair value of the then-outstanding interest rate swap agreements relating to our 8.45 percent senior notes approximated $5 million at December 31, 2005.
Net Cash Flows
A summary of operating cash flows is shown below:

(in millions)	2006	2005
Net income	$124	$90
Depreciation	114	106
Deferred income taxes	(6)	(16)
Stock option expense	5	—
Minority interest in earnings	4	3
Changes in working capital	(29)	60
Other	18	2

Cash provided by operations	$230	$245

Cash provided by operations was $230 million in 2006, as compared with $245 million in 2005. The decrease in operating cash flow was primarily driven by an increase in working capital principally attributable to higher inventories and accounts receivable. These increases were partially offset by an increase in accounts payable and accrued liabilities attributable to the timing of payments, and by a reduction in margin accounts relating to corn futures contracts. The increase in inventories primarily reflects higher corn costs and an inventory buildup to service 2007 demand, while the accounts receivable increase was driven principally by higher sales. We plan to continue to hedge our North American corn purchases through the use of corn futures contracts and accordingly, will be required to make or be entitled to receive, cash deposits for margin calls depending on the movement in the market price for corn. The cash provided by operations was used primarily to fund capital expenditures (including the completion of the Argo coal boiler project), make acquisitions/investments, repurchase shares of common stock and pay dividends. Listed below are our primary investing and financing activities for 2006 (in millions):

Capital expenditures	$(171)
Acquisitions/Investments	(42)
Payments on debt	(46)
Proceeds from borrowings	62
Repurchases of common stock	(23)
Proceeds from issuance of common stock	21
Dividends paid (including dividends of $3 to minority interest shareholders)	(26)
On August 31, 2006, our wholly-owned subsidiary, Corn Products Brasil — Ingredientes Industriais Ltda., paid approximately $22 million to increase its ownership interest in Getec Guanabara Quimica Industrial S.A. (“GETEC”) from 20 percent to 50 percent. On December 19, 2006, our wholly-owned Argentinean subsidiary, Productos de Maiz, S.A., paid $16 million in cash to acquire substantially all of the common stock of DEMSA Industrial Peru-Derivados del Maiz, S.A. (“DEMSA”), the only corn refiner in Peru. See Note 4 of the notes to the consolidated financial statements for additional information.
On November 15, 2006, our board of directors declared a quarterly cash dividend of $0.09 per share of common stock. The cash dividend was paid on January 25, 2007 to stockholders of record at the close of business on January 4, 2007.
We currently anticipate that capital expenditures for 2007 will approximate $145 million. In addition, on February 12, 2007 we acquired the food business assets of SPI Polyols, a subsidiary of ABF North America Holdings, Inc., and the common shares of an SPI unit that holds the 50 percent of GETEC not previously held by us. We paid approximately $66 million in cash to complete this acquisition, which will be accounted for under the purchase method of accounting. Effective with the acquisition, GETEC, which was previously accounted for as a non-controlled affiliate under the equity method, will be accounted for as a consolidated subsidiary. Total net sales for the SPI Polyols foods business and GETEC in 2006 were approximately $100 million.

We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, acquisitions, dividends and other investing and/or financing strategies for the foreseeable future.
Contractual Obligations and Off Balance Sheet Arrangements
The table below summarizes our significant contractual obligations as of December 31, 2006. Information included in the table is cross-referenced to the Notes to the Consolidated Financial Statements elsewhere in this report, as applicable.

(in millions)		Payments due by period
			Less				More
Contractual	Note		than 1		2 - 3	4 - 5	than 5
Obligations	reference	Total	year		years	years	years

Long-term debt	7	$499	$273	(b)	$217	$9	$—
Interest on long-term debt	7	76	40		35	1	—
Operating lease obligations	8	118	24		43	26	25
Pension and other postretirement obligations	10	246	13		26	24	183
Purchase obligations (a)		556	81		77	66	332

Total		$1,495	$431		$398	$126	$540

(a)	The purchase obligations relate principally to power supply agreements, including take or pay energy supply contracts, which help to provide us with an adequate power supply at certain of our facilities.

(b)	Includes $255 million of 8.25 percent senior notes that mature on July 15, 2007. These borrowings are included in long-term debt in our December 31, 2006 consolidated balance sheet as we expect to refinance the notes on a long-term basis prior to the maturity date.
On January 20, 2006, Corn Products Brasil — Ingredientes Industrias Ltda. (“CPO Brazil”), a wholly-owned subsidiary of the Company, entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”). Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant.
This Agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement. During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement. The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement. We estimate that the total minimum expenditures by CPO Brazil through the remaining term of the Agreement will be approximately US$249,000,000, based on current exchange rates and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement. These amounts are included in the purchase obligations disclosed in the table above.
As described in Note 12 of the notes to the consolidated financial statements, we have an agreement with certain common stockholders (collectively the “holder”), relating to 1,227,000 shares of our common stock, that provides the holder with the right to require us to repurchase those common shares for cash at a price equal to the average of the closing per share market price of the our common stock for the 20 trading days immediately preceding the date that the holder exercises the put option. The put option is exercisable at any time until January 2010 when it expires. The holder can also elect to sell the common shares on the open market, subject to certain restrictions. The holder of the put option may not require us to repurchase less than 500,000 shares on any single exercise of the put option, and the put option may not be exercised more than once in any six month period. In the event the holder exercises the put option requiring us to repurchase the shares, we would be required to pay for the shares within 90 calendar days from the exercise date if the holder is selling the minimum number of shares (500,000), and within a prorated time period of between 90 and 360 calendar days if the holder is selling more than the minimum number of shares. For intermediate share amounts, a pro-rata payment period would be calculated (based on the number of shares put). Any amount due would accrue interest at our revolving credit facility rate from the date of exercise until the payment date. If the holder had put the 1,227,000 shares then subject to the agreement to us on December 31, 2006, we would have been obligated to repurchase the shares for approximately $44 million based upon the average of the closing per share market price of the Company’s common stock for the 20 trading days prior to December 31, 2006 ($35.86 per share). This amount is reflected as redeemable common stock in our Consolidated Balance Sheet at December 31, 2006.
We currently anticipate that in 2007 we will make a cash contribution of $7 million to our Canadian pension plans. We are considering making an optional cash contribution to our US pension plans in 2007 but have not yet determined whether we will do so. See Note 10 of the notes to the consolidated financial statements for further information with respect to our pension and postretirement benefit plans.
Key Performance Metrics
We use certain key metrics to better monitor our progress towards achieving our strategic business objectives. These metrics relate to our return on capital employed, our financial leverage, and our management of working capital, each of which is tracked on an ongoing basis. We assess whether we are achieving an adequate return on invested capital by measuring our “Return on Capital Employed” (“ROCE”) against our cost of capital. We monitor our financial leverage by regularly reviewing our ratio of debt to earnings before interest, taxes, depreciation and amortization (“Debt to EBITDA”) and our “Debt to Capitalization” percentage to assure that we are properly financed. We assess our level of working capital investment by evaluating our “Operating Working Capital as a percentage of Net Sales.” We believe the use of these metrics enables us to better run our business and is useful to investors.
The metrics below include certain information (including Capital Employed, Adjusted Operating Income, EBITDA, Adjusted Current Assets, Adjusted Current Liabilities and Operating Working Capital) that is not calculated in accordance with Generally Accepted Accounting Principles (“GAAP”). A reconciliation of these amounts to the most directly comparable financial measures calculated in accordance with GAAP is contained in the following tables. Management believes that this non-GAAP information provides investors with a meaningful presentation of useful information on a basis consistent with the way in which management monitors and evaluates our operating performance. The information presented should not be considered in isolation and should not be used as a substitute for our financial results calculated under GAAP. In addition, these non-GAAP amounts are susceptible to varying interpretations and calculations, and the amounts presented below may not be comparable to similarly titled measures of other companies.

Our calculations of these key metrics for 2006 with comparisons to the prior year are as follows:

Return on Capital Employed (dollars in millions)	2006	2005
Total stockholders’ equity *	$1,210	$1,081
Add:
Cumulative translation adjustment *	257	292
Minority interest in subsidiaries *	17	18
Redeemable common stock *	29	33
Total debt *	528	568
Less:
Cash and cash equivalents *	(116)	(101)

Capital employed * (a)	$1,925	$1,891

Operating income	$224	$183
Adjusted for:
Income taxes (at effective tax rates of 35.3% in 2006 and 37.5% in 2005)	(79)	(69)

Adjusted operating income, net of tax (b)	$145	$114

Return on Capital Employed (b÷a)	7.5%	6.0%

*	Balance sheet amounts used in computing capital employed represent beginning of period balances

Debt to EBITDA ratio (dollars in millions)	2006	2005
Short-term debt	$74	$57
Long-term debt	480	471

Total debt (a)	$554	$528

Net income	$124	$90
Add back:
Minority interest in earnings	4	3
Provision for income taxes	69	55
Interest expense, net of interest income of $6 and $5, respectively	28	32
Depreciation	114	106

EBITDA (b)	$339	$286

Debt to EBITDA ratio (a ÷ b)	1.6	1.8

Debt to Capitalization percentage (dollars in millions)	2006	2005
Short-term debt	$74	$57
Long-term debt	480	471

Total debt (a)	$554	$528

Deferred income tax liabilities	$121	$128
Minority interest in subsidiaries	19	17
Redeemable common stock	44	29
Share-based payments subject to redemption	4	—
Stockholders’ equity	1,330	1,210

Total capital	$1,518	$1,384

Total debt and capital (b)	$2,072	$1,912

Debt to Capitalization percentage (a÷b)	26.7%	27.6%

Operating Working Capital
as a percentage of Net Sales (dollars in millions)	2006	2005

Current assets	$837	$685
Less: Cash and cash equivalents	(131)	(116)
Deferred income tax assets	(16)	(13)

Adjusted current assets	$690	$556

Current liabilities	$517	$424
Less: Short-term debt	(74)	(57)
Deferred income tax liabilities	(14)	(1)

Adjusted current liabilities	$429	$366

Operating working capital (a)	$261	$190

Net sales (b)	$2,621	$2,360

Operating Working Capital as a percentage of Net Sales (a ÷ b)	10.0%	8.1%

Commentary on Key Performance Metrics:
In accordance with our long-term objectives, we have set certain goals relating to these key performance metrics that we will strive to meet. To date, we have achieved three of our four established targets and we currently anticipate that our operating performance in 2007 will improve over 2006, which should contribute towards the eventual attainment of our Return on Capital Employed goal. However, no assurance can be given that this goal will be attained and various factors could affect our ability to achieve not only this goal, but to also continue to meet our other key performance metric targets. See Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.” The objectives set out below reflect our current aspirations in light of our present plans and existing circumstances. We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our shareholders.
Return on Capital Employed — Our long-term goal is to achieve a Return on Capital Employed in excess of 8.5 percent. In determining this performance metric, the negative cumulative translation adjustment is added back to stockholders’ equity to calculate returns based on the Company’s original investment costs. In our prior year annual report on Form 10-K, we calculated ROCE using the ending balances of the period being presented for the balance sheet items used in computing the capital employed portion of the metric. We have determined that utilizing the beginning balances for the period being presented in computing capital employed is a more appropriate method and more closely aligns with how we evaluate our performance. If the ROCE calculation was performed using end of year balances to compute capital employed, the percentages for 2006 and 2005 would have been 7.1 percent and 5.9 percent, respectively.
The increase in our computed return to 7.5 percent for 2006, from 6.0 percent in 2005, primarily reflects the impact of our significantly higher operating income in 2006. Additionally, the lower effective income tax rate for 2006 contributed to the ROCE improvement. Our effective income tax rate for 2006 was 35.25 percent, down from 37.5 percent in 2005.
Debt to EBITDA ratio — Our long-term objective is to maintain a ratio of debt to EBITDA of less than 2.25. This ratio strengthened to 1.6 at December 31, 2006 from 1.8 at December 31, 2005, as EBITDA growth of 19 percent more than offset an increase in total debt. At a ratio of 1.6 at December 31, 2006 we have additional capacity to support organic and/or acquisition growth should we need to increase our financial leverage.
Debt to Capitalization percentage — Our long-term goal is to maintain a Debt to Capitalization percentage in the range of 32 to 35 percent. At December 31, 2006 our Debt to Capitalization percentage was 26.7 percent, as compared with 27.6 percent a year ago, as our increased capital base more than offset an increase in debt. Our larger capital base was primarily driven by our 2006 net income.
Operating Working Capital as a percentage of Net Sales — Our long-term goal is to maintain operating working capital in a range of 8 to 10 percent of our net sales. The metric increased to 10.0 percent at December 31, 2006 from 8.1 percent a year ago, primarily reflecting an increase in operating working capital. We will continue to focus on managing our working capital in 2007.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions and conditions.
We have identified below the most critical accounting policies upon which the financial statements are based and that involve our most complex and subjective decisions and assessments. Our senior management has discussed the development, selection and disclosure of these policies with members of the Audit Committee of our Board of Directors. These accounting policies are disclosed in the notes to the consolidated financial statements. The discussion that follows should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Long-lived Assets:
We have substantial investments in property, plant and equipment and goodwill. For property, plant and equipment we recognize the cost of depreciable assets in operations over the estimated useful life of the assets, and we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill we perform an annual impairment assessment (or more frequently if impairment indicators arise) as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We have chosen to perform this annual impairment assessment in December of each year. An impairment loss is assessed and recognized in operating earnings if the fair value of either goodwill or property, plant and equipment is less than its carrying amount. For long-lived assets we test for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”
In analyzing the fair value of goodwill and assessing the recoverability of the carrying value of property, plant and equipment, we have to make projections regarding future cash flows. In developing these projections, we make a variety of important assumptions and estimates that have a significant impact on our assessments of whether the carrying values of goodwill and property, plant and equipment should be adjusted to reflect impairment. Among these are assumptions and estimates about the future growth and profitability of the related business unit, anticipated future economic, regulatory and political conditions in the business unit’s market, the appropriate discount rates relative to the risk profile of the unit or assets being evaluated and estimates of terminal or disposal values.
Income Taxes:
We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more likely than not criteria. We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.
We are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of tax audit or the expiration of a statute of limitations.

We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies.
No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.
Retirement Benefits:
We sponsor non-contributory defined benefit plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries. We also provide healthcare and life insurance benefits for retired employees in the United States and Canada. In order to measure the expense and obligations associated with these retirement benefits, our management must make a variety of estimates and assumptions, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates, and other factors. These estimates and assumptions are based on our historical experience, along with our knowledge and understanding of current facts, trends and circumstances. We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans. Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material. See also Note 10 of the notes to the consolidated financial statements.
New Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, (“FIN 48”), to clarify certain aspects of accounting for uncertain income tax positions, including issues related to the recognition and measurement of such income tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Among other things, FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance with respect to the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of FIN 48. Based on work completed to date, we do not believe that the cumulative effect of the change will have a material impact on our consolidated financial statements.
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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Among other things, SFAS 158 requires companies to: (i) recognize in the balance sheet, a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, to record the funded status of defined benefit pension and other post-retirement benefit plans; (ii) measure plan assets and obligations that determine its funded status as of the end of the company’s fiscal year; and (iii) recognize in comprehensive income the changes in the funded status of a defined benefit pension and postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the year-end balance sheet date is effective for fiscal years ending after December 15, 2008. We adopted SFAS 158 effective December 31, 2006 by recording a charge to accumulated other comprehensive loss of $34 million, net of income taxes of $18 million, to recognize the unfunded portion of our defined benefit pension and other postretirement plan liabilities. We do not expect that the eventual change to using a year-end balance sheet measurement date will have a material impact on our consolidated financial statements. See also Note 10 of the notes to the consolidated financial statements for additional information.
Forward Looking Statements
     This Form 10-K contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements are subject to certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide markets for corn and other commodities and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; fluctuations in the value of local currencies, energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; our ability to effectively integrate acquired businesses; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism; stock market fluctuation and volatility; and our ability to maintain sales levels of HFCS in Mexico. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these risks, see Item 1A-Risk Factors above and subsequent reports on Forms 10-Q and 8-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Exposure. Approximately 85 percent of our borrowings at December 31, 2006 are fixed rate bonds and loans. Interest on the remaining 15 percent of our borrowings is subject to change based on changes in short-term rates, which could affect our interest costs. Included in the fixed rate indebtedness information above is $18 million of Korean term loan debt which, through the use of cross currency interest rate swaps, has effectively been converted from floating rate US dollar to fixed rate Korean Won debt. See also Note 7 of the notes to the consolidated financial statements entitled “Financing Arrangements” for further information. A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2006 would have increased our interest expense and reduced our pretax income for 2006 by approximately $1 million.
     At December 31, 2006 and 2005, the carrying and fair values of long-term debt, including the current portion, were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
(in millions)	value	value	value	value

8.25% senior notes, due 2007	$255	$259	$254	$266
8.45% senior notes, due 2009	199	213	199	219
Mexican term loan, due 2008	17	17	—	—
Canadian revolving credit facility, due 2011	9	9	—	—
Korean loans, due 2007 and 2006	18	18	28	28

Total	$498	$516	$481	$513

     On August 5, 2005, we terminated $50 million of our $200 million fixed to floating rate interest rate swap agreements associated with our 8.45 percent $200 million senior notes due August 2009. The swap termination resulted in a gain of approximately $2 million, which approximated the fair value of the swap contract. The fair value adjustment to the hedged debt at the termination date ($2 million) is being amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009). On February 1, 2006, we terminated the remaining fixed to floating interest rate swap agreements associated with $150 million of our 8.45 percent senior notes. The swap termination resulted in a gain of approximately $3 million that is being amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009).
     In 2006, we entered into Treasury Lock agreements (the “T-Locks”) that fix the benchmark component of the interest rate to be established for $200 million of a 10-year debt issue that we plan to complete in 2007. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to other comprehensive income (loss) until the consummation of the underlying debt offering, at which time any realized gain (loss) will be reclassified as a deferred asset or liability and amortized over the 10 year life of the debt.
     Commodity Costs. Our finished products are made primarily from corn. In North America, we sell a large portion of finished product at firm prices established in supply contracts typically lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures contracts, or take hedging positions in the corn futures market. From time to time, we may also enter into anticipatory hedges. These contracts typically mature within one year. At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures we are hedging generally offset such fluctuations. While the corn futures contracts or hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material. Outside of North America, sales of finished product under long-term, firm-priced supply contracts are not material.

     Energy costs represent a significant portion of our operating costs. The primary use of energy is to create steam in the production process and in dryers to dry product. We consume coal, natural gas, electricity, wood and fuel oil to generate energy. The market prices for these commodities vary depending on supply and demand, world economies and other factors. We purchase these commodities based on our anticipated usage and the future outlook for these costs. We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability. We use derivative financial instruments to hedge portions of our natural gas costs, primarily in our North American operations.
     Our commodity price hedging instruments generally relate to contracted firm-priced business. Based on our overall commodity hedge exposure at December 31, 2006, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive loss of approximately $21 million, net of income tax benefit. It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Corn Products International, Inc.:
We have audited the accompanying consolidated balance sheets of Corn Products International, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders´ equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corn Products International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), and effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Chicago, Illinois
February 27, 2007

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Income
Years Ended December 31,
(in millions, except per share amounts)

	2006	2005	2004
Net sales before shipping and handling costs	$2,844	$2,559	$2,461
Less — shipping and handling costs	223	199	178

Net sales	2,621	2,360	2,283
Cost of sales	2,205	2,028	1,929

Gross profit	416	332	354

Selling, general and administrative expenses	202	158	158
Other (income)	(10)	(9)	(4)
Plant closing costs	—	—	21

	192	149	175

Operating income	224	183	179

Financing costs-net	27	35	34

Income before income taxes and minority interest	197	148	145
Provision for income taxes	69	55	43
Minority interest in earnings	4	3	8

Net income	$124	$90	$94

Weighted average common shares outstanding:
Basic	74.1	74.7	73.4
Diluted	75.8	75.6	74.7

Earnings per common share:
Basic	$1.67	$1.20	$1.28
Diluted	1.63	1.19	1.25
See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Balance Sheets
As of December 31,
(in millions, except share and per share amounts)

	2006	2005

Assets
Current assets
Cash and cash equivalents	$131	$116
Accounts receivable — net	357	287
Inventories	321	258
Prepaid expenses	12	11
Deferred income tax assets	16	13

Total current assets	837	685

Property, plant and equipment, at cost
Land	124	114
Buildings	380	344
Machinery and equipment	2,793	2,639

	3,297	3,097
Less: accumulated depreciation	(1,941)	(1,823)

	1,356	1,274

Goodwill and other intangible assets (less accumulated amortization of $33 and $31, respectively)	381	359
Deferred income tax assets	1	3
Investments	33	11
Other assets	54	57

Total assets	$2,662	$2,389

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$74	$57
Deferred income taxes	14	1
Accounts payable	311	263
Accrued liabilities	118	103

Total current liabilities	517	424

Non-current liabilities	147	110
Long-term debt	480	471
Deferred income taxes	121	128
Minority interest in subsidiaries	19	17
Redeemable common stock (1,227,000 shares issued and outstanding at December 31, 2006 and 2005) stated at redemption value	44	29
Share-based payments subject to redemption	4	—

Stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value — 74,092,774 issued at December 31, 2006 and 2005	1	1
Additional paid-in capital	1,051	1,068
Less: Treasury stock (common stock; 1,017,207 and 1,528,724 shares at December 31, 2006 and 2005, respectively) at cost	(27)	(36)
Deferred compensation — restricted stock	—	(1)
Accumulated other comprehensive loss	(223)	(251)
Retained earnings	528	429

Total stockholders’ equity	1,330	1,210

Total liabilities and equity	$2,662	$2,389

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
Years ended December 31,
(in millions)

	2006	2005	2004
Net income	$124	$90	$94
Comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $8, $7 and $15, respectively	12	12	(26)
Reclassification adjustment for losses (gains) on cash flow hedges included in net income, net of income tax effect of $2, $14 and $5, respectively	5	24	(8)
Currency translation adjustment	43	35	57
Adjustment to minimum pension liability, net of income tax effect	2	(1)	(1)

Comprehensive income	$186	$160	$116

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity and Redeemable Equity

	STOCKHOLDERS’ EQUITY
		Additional			Accumulated Other			Share -based
	Common	Paid-In	Treasury	Deferred	Comprehensive	Retained	Redeemable	Payments Subject
(in millions)	Stock	Capital	Stock	Compensation	Income (Loss)	Earnings	Common Stock	to Redemption

Balance, December 31, 2003	$1	$1,006	$(35)	$(3)	$(343)	$285	$67	$—

Net income						94
Dividends declared						(19)
Losses on cash flow hedges, net of income tax effect of $15					(26)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $5					(8)
Issuance of restricted common stock as compensation			1	(1)
Issuance of common stock on exercise of stock options			30
Tax benefit attributable to exercises of employee stock options		7
Amortization to compensation expense of restricted common stock				2
Change in fair value and number of shares of redeemable common stock		34					(34)
Currency translation adjustment					57
Minimum pension liability (“MPL”), net of income tax effect					(1)

Balance, December 31, 2004	$1	$1,047	$(4)	$(2)	$(321)	$360	$33	$—

Net income						90
Dividends declared						(21)
Gains on cash flow hedges, net of income tax effect of $7					12
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $14					24
Issuance of restricted stock units		5
Repurchases of common stock			(39)
Issuance of common stock on exercise of stock options		7	7
Tax benefit attributable to exercises of employee stock options		5
Amortization to compensation expense of restricted common stock				1
Change in fair value of redeemable common stock		4					(4)
Currency translation adjustment					35
Minimum pension liability (“MPL”), net of income tax effect					(1)

Balance, December 31, 2005	$1	$1,068	$(36)	$(1)	$(251)	$429	$29	$—

Net income						124
Dividends declared						(25)
Gains on cash flow hedges, net of income tax effect of $8					12
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $2					5
Repurchases of common stock			(23)
Issuance of common stock on exercise of stock options		(8)	29
Stock option expense		5
Other share-based compensation		(4)	3					4
Excess tax benefit on share-based compensation		6
Reclassification of deferred compensation		(1)		1
Change in fair value of redeemable common stock		(15)					15
Currency translation adjustment					43
Adjustment to MPL prior to adoption of SFAS No. 158, net of tax of $1					2
Recognition of unfunded portion of pension and other postretirement liabilities, net of income tax effect of $18, upon adoption of SFAS No. 158					(34)

Balance, December 31, 2006	$1	$1,051	$(27)	$—	$(223)	$528	$44	$4

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years ended December 31,
(in millions)

	2006	2005	2004
Cash provided by (used for) operating activities:
Net income	$124	$90	$94
Non-cash charges (credits) to net income:
Depreciation	114	106	102
Write-off of fixed assets — plant closures	—	—	19
Deferred income taxes	(6)	(16)	(9)
Stock option expense	5	—	—
Minority interest in earnings	4	3	8
Earnings from non-controlled affiliates	(1)	(1)	(1)
Foreign currency transaction (gains)/losses	(1)	3	1

Changes in trade working capital:
Accounts receivable and prepaid expenses	(31)	24	(14)
Inventories	(57)	5	(34)
Accounts payable and accrued liabilities	59	31	11
Other	20	—	(11)

Cash provided by operating activities	230	245	166

Cash provided by (used for) investing activities:
Capital expenditures	(171)	(143)	(104)
Proceeds from disposal of plants and properties	3	7	1
Proceeds from sale of investment	—	—	21
Payments for acquisitions/investments, net of cash acquired	(42)	(5)	(68)
Other	—	—	1

Cash used for investing activities	(210)	(141)	(149)

Cash provided by (used for) financing activities:
Payments on debt	(46)	(47)	(41)
Proceeds from borrowings	62	3	47
Dividends paid (including to minority interest shareholders)	(26)	(22)	(23)
Repurchases of common stock	(23)	(39)	—
Issuance of common stock	21	14	30
Excess tax benefit on share-based compensation	6	—	—

Cash (used for) provided by financing activities	(6)	(91)	13

Effects of foreign exchange rate changes on cash	1	2	1

Increase in cash and cash equivalents	15	15	31

Cash and cash equivalents, beginning of period	116	101	70

Cash and cash equivalents, end of period	$131	$116	$101

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1- Description of the Business
Corn Products International, Inc. (the “Company”) was founded in 1906 and became an independent and public company as of December 31, 1997. The Company operates domestically and internationally in one business segment, corn refining, and produces a wide variety of products.
NOTE 2- Summary of Significant Accounting Policies
Basis of presentation — The consolidated financial statements consist of the accounts of the Company, including all significant subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Income statement accounts are translated at the average exchange rate during the period. Where the US dollar is considered the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates. The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency. For 2006, 2005 and 2004, the Company incurred foreign currency transaction gains (losses) of $1 million, ($3 million) and ($1 million), respectively. The Company’s accumulated other comprehensive loss included in stockholders’ equity on the Consolidated Balance Sheets includes cumulative translation loss adjustments of $214 million and $257 million at December 31, 2006 and 2005, respectively.
Per share data — All amounts per common share and the number of common shares for all periods included in this report have been retroactively adjusted to reflect the January 25, 2005 two-for-one stock split. See Note 13 of the notes to the consolidated financial statements for additional information pertaining to the stock split.
Cash and cash equivalents — Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.
Inventories — Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first-in, first-out (FIFO) method.
Investments — Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method and are carried at cost or less. At December 31, 2006, the Company had an investment accounted for under the cost method of $6 million. Investments that enable the Company to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost or less, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received. The Company would recognize a loss on these investments when there is a loss in value of an investment which is other than a temporary decline.
Property, plant and equipment and depreciation — Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed on the straight-line method over the estimated useful lives of depreciable assets, which range from 10 to 50 years for buildings and from 3 to 25 years for all other assets. Where permitted by law, accelerated depreciation methods are used for tax purposes. The Company reviews the recoverability of the net book value of property, plant and equipment for impairment whenever events and circumstances indicate that the net book value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. If this review indicates that the carrying values will not be recovered, the carrying values would be reduced to fair value and an impairment loss would be recognized.
Goodwill and other intangible assets — Goodwill ($378 million and $351 million at December 31, 2006 and 2005, respectively) represents the excess of cost over fair value of net assets acquired. The Company also has other intangible assets ($3 million and $8 million at December 31, 2006 and December 31, 2005, respectively). The carrying amount of goodwill and other intangible assets by geographic segment as of December 31, 2006 and 2005 was as follows:

	At December 31,
(in millions)	2006	2005

North America	$125	$129
South America	71	62
Asia/Africa	185	168

Total	$381	$359

The Company assesses goodwill for impairment annually (or more frequent if impairment indicators arise). The Company has chosen to perform this annual impairment assessment in December of each year. The Company has completed the required impairment assessments and determined there to be no goodwill impairment.
Revenue recognition — The Company recognizes operating revenues at the time title to the goods and all risks of ownership transfer to customers. This generally occurs upon the date of shipment, except in the case of consigned inventories where title passes and the transfer of ownership risk occurs when the goods are used by the customer.
Hedging instruments — The Company uses derivative financial instruments principally to offset exposure to market risks arising from changes in commodity prices and interest rates. Derivative financial instruments currently used by the Company consist of commodity futures contracts, interest rate swap agreements and treasury lock agreements. The Company enters into futures contracts, which are designated as hedges of specific volumes of commodities (corn and natural gas) that will be purchased and processed in a future month. These readily marketable exchange-traded futures contracts are recognized in the Consolidated Balance Sheets at fair value. The Company has also, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed rate debt to a variable interest rate and, on certain variable rate debt, to a fixed interest rate. The Company’s treasury lock agreements lock the benchmark rate for an anticipated fixed rate borrowing. See also Note 7 and Note 8 of the notes to the consolidated financial statements for additional information.
On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of variable cash flows to be paid related to interest on variable rate debt, as a hedge of market variation in the benchmark rate for a future fixed rate debt issue or as a hedge of certain forecasted purchases of corn or natural gas used in the manufacturing process (“a cash-flow hedge”), or as a hedge of the fair value of certain debt obligations (“a fair-value hedge”). This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the Consolidated Balance Sheet, or to specific firm commitments or forecasted transactions. For all hedging relationships, the Company formally documents the hedging relationships and its risk-management objective and strategy for undertaking the hedge transactions, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a floating-to-fixed interest rate swap, treasury lock or a futures contract for corn or natural gas that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), net of applicable income taxes, and recognized in the Consolidated Statement of Income when the variable rate interest is paid, the future fixed interest rate is established or the finished goods produced using the hedged item are sold. The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk is 60 months. Changes in the fair value of a fixed-to-floating interest rate swap agreement that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged debt obligation that is attributable to the hedged risk, are recorded in earnings. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a cash-flow hedge or a fair-value hedge is reported in earnings.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows or fair value of the hedged item, the derivative expires or is sold, terminated or exercised, the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the Consolidated Balance Sheet at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) are recognized immediately in earnings. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the Consolidated Balance Sheet at its fair value and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the Consolidated Balance Sheet and recognizes any changes in its fair value in earnings.
Stock-based compensation — The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees. The plan is more fully described in Note 13. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“SFAS 123R”), which requires, among other things, that compensation expense be recognized for employee stock options. See also “Recently Adopted Accounting Standards” presented later in this footnote. Prior to the adoption of SFAS 123R, the Company accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under that method, compensation expense was recorded only if the current market price of the underlying stock on the date of grant exceeded the option exercise price. Since stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant under the Company’s stock incentive plan, no compensation expense related to stock options was recorded in the Consolidated Statements of Income prior to January 1, 2006.
Earnings per common share — Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding (including redeemable common stock), which totaled 74.1 for 2006, 74.7 million for 2005 and 73.4 million for 2004. Diluted earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options and other shares associated with long-term incentive compensation plans. The weighted average number of shares outstanding for diluted EPS calculations was 75.8 million, 75.6 million and 74.7 million for 2006, 2005 and 2004, respectively. In 2005 and 2004, options to purchase 1,019,150 and 165,907 shares of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive. There were no anti-dilutive stock option shares for 2006.
Risks and uncertainties — The Company operates domestically and internationally in one business segment. In each country, the business and assets are subject to varying degrees of risk and uncertainty. The Company insures its business and assets in each country against insurable risks in a manner that it deems appropriate. Because of this geographic dispersion, the Company believes that a loss from non-insurable events in any one country would not have a material adverse effect on the Company’s operations as a whole. Additionally, the Company believes there is no significant concentration of risk with any single customer or supplier whose failure or non-performance would materially affect the Company’s results.
Recently adopted accounting standards — In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial statements.
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
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost that are recognized by crediting additional paid-in capital be reported as a financing cash inflow, rather than as an operating cash flow as previously required. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method, which requires that compensation cost be recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. See also Note 13 of the notes to the consolidated financial statements for additional information.
The adoption of SFAS 123R resulted in the Company recording compensation expense for employee stock options. The following table shows the effect of adopting SFAS 123R on selected reported items and what those items would have been under the previous guidance required under APB No. 25.

	Year Ended
(in millions, except per share amounts)	December 31, 2006
	As	Under
	Reported	APB No.25
Income before income taxes and minority interest	$197	$202
Income before minority interest	128	131
Net income	124	127

Basic earnings per common share	1.67	1.71
Diluted earnings per common share	1.63	1.67

Cash provided by operating activities	230	236
Cash used for financing activities	6	12

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, affected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes,” as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial statements.
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
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address the diversity in practice in quantifying financial statement misstatements. SAB 108 provides guidance with respect to how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of the provisions of SAB 108 did not have a material effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Among other things, SFAS 158 requires companies to: (i) recognize in the balance sheet, a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, to record the funded status of defined benefit pension and other post-retirement benefit plans; (ii) measure plan assets and obligations that determine its funded status as of the end of the company’s fiscal year; and (iii) recognize in comprehensive income the changes in the funded status of a defined benefit pension and postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the year-end balance sheet date is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 effective December 31, 2006 by recording a charge to accumulated other comprehensive loss of $34 million, net of income taxes of $18 million, to recognize the unfunded portion of its defined benefit pension and other postretirement plan liabilities. The Company does not expect that the eventual change to using a year-end balance sheet measurement date will have a material impact on its consolidated financial statements. See also Note 10 of the notes to the consolidated financial statements for additional information.
NOTE 3 — Mexican Tax on Beverages Sweetened with HFCS
On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for beverages in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its three plants in Mexico. Over time, the Company resumed production and sales of HFCS to certain beverage customers. These sales increased significantly beginning late in the third quarter of 2004, and in 2005 and 2006, returned to levels attained prior to the imposition of the tax as a result of certain customers having obtained court rulings exempting them from paying the tax. The Mexican Congress repealed this tax effective January 1, 2007.
As previously disclosed in response to the imposition of the tax, the Company submitted an arbitration claim against the government of Mexico under the provisions of the North American Free Trade Agreement (NAFTA) seeking recovery for damages in the amount of $325 million. In July 2006, a hearing of the NAFTA Tribunal in the case was held to determine whether Mexico has state responsibility for a violation of obligations owed by Mexico to foreign investors under NAFTA Chapter 11. Although the timing of a decision by the NAFTA Tribunal on the issue of state responsibility is not known, no decision on any damages is expected in the near term.
NOTE 4 — Acquisitions/Dispositions
On December 19, 2006, the Company’s wholly-owned Argentinean subsidiary, Productos de Maiz, S.A., paid $16 million in cash to acquire substantially all of the common stock of DEMSA Industrial Peru-Derivados del Maiz, S.A. (“DEMSA”), the only corn refiner in Peru. Goodwill of approximately $9 million was recorded. Established in 1964 and with annual revenues of approximately $15 million, DEMSA sells regular and modified corn starch, glucose, grits, corn oil, corn flour, hominy feed, caramel color and other products to the food and beverage, papermaking, corrugated, pharmaceutical, textiles and animal feed markets.
On August 31, 2006, the Company’s wholly-owned subsidiary, Corn Products Brasil — Ingredientes Industriais Ltda., paid $22 million in cash to increase its ownership interest in Getec Guanabara Quimica Industrial S.A. (“GETEC”) from 20 percent to 50 percent. GETEC is a major Brazilian producer of polyols, including liquid sorbitol and mannitol, and anhydrous dextrose, for the personal care, food, candy and confectionary, and pharmaceutical markets. The Company accounts for this investment as a non-controlled affiliate under the equity method of accounting.
On December 29, 2004, the Company increased its ownership in Doosan Corn Products Korea, Inc. to 100 percent by purchasing an additional 25 percent ownership interest from the minority interest shareholders, and subsequently renamed the wholly-owned subsidiary Corn Products Korea, Inc. The Company paid $65 million in cash to acquire the additional ownership interest, which approximated the carrying value of the minority interest.
On December 1, 2004, the Company sold its investment in Nihon Shokuhin Kako Kabishiki Kaisha (“NSK”), a Japanese corn refiner, for $21 million in cash. The Company recorded a $1 million pretax gain from the sale, which is included in other income in the 2004 Consolidated Statement of Income.
The Company also made other acquisitions during the last three years, none of which, either individually or in the aggregate, were material.
All of the Company’s acquisitions were accounted for under the purchase method. Had the acquisitions described above occurred at the beginning of the respective years, the effect on the Company’s consolidated financial statements would not have been significant.
NOTE 5 — Restructuring Charges
As part of a manufacturing optimization initiative in Mexico and South America, the Company permanently closed two production facilities in the fourth quarter of 2004. As a result of these plant closures, the Company recorded a restructuring charge of $21 million ($15 million after-tax) which is classified as plant closing costs in the Consolidated Statement of Income for 2004. The $21 million charge consists of a $19 million write-off of fixed assets and $2 million in expenses for employee severance costs and related benefits pertaining to the termination of approximately 160 employees. The $19 million charge included write-offs of fixed assets in Mexico and South America of approximately $14 million and $5 million, respectively. The $2 million charge for employee severance and related benefits included costs of $1 million in each of Mexico and South America. As of December 31, 2005, the restructuring accrual was fully utilized.

NOTE 6 — Financial Instruments, Derivatives and Hedging Activities
Fair value of financial instruments:
The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values. The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. Based on market quotes, the fair value of long-term debt, including the current portion of long-term debt, at December 31, 2006 and 2005, was $516 million and $513 million, respectively.
Derivatives:
The Company uses financial instruments primarily to manage the exposure to price risk related to corn and natural gas purchases used in the manufacturing process and to manage its exposure to changes in interest rates on existing or anticipated borrowings. The Company generally does not enter into derivative instruments for any purpose other than hedging the cash flows associated with future interest payments on variable rate debt and specific volumes of commodities that will be purchased and processed in a future month, and hedging the exposure related to changes in the fair value of certain outstanding fixed rate debt instruments. The Company occasionally hedges commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not speculate using derivative instruments.
The derivative financial instruments that the Company uses in its management of commodity-price risk consist of open futures contracts and options traded through regulated commodity exchanges. The derivative financial instruments that the Company uses in its management of interest rate risk consist of interest rate swap and treasury lock agreements. By using derivative financial instruments to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions only with investment grade counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices or interest rates. The market risk associated with commodity-price and interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The Company maintains a commodity-price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. For example, the manufacturing of the Company’s products requires a significant volume of corn and natural gas. Price fluctuations in corn and natural gas cause market values of corn inventory to differ from its cost and the actual purchase price of corn and natural gas to differ from anticipated prices.
The Company periodically enters into futures and option contracts for a portion of its anticipated corn and natural gas usage, generally over the next twelve months, in order to hedge the price risk associated with fluctuations in market prices. The contracts limit the unfavorable effect that price increases will have on corn and natural gas purchases. All of the Company’s futures and option contracts have been designated as cash flow hedges.
Unrealized gains and losses associated with marking the corn and natural gas futures and option contracts to market are recorded as a component of other comprehensive income (loss) and included in the stockholders’ equity section of the Consolidated Balance Sheets as part of accumulated other comprehensive loss. These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas is used or in the month a hedge is determined to be ineffective.
The Company assesses the effectiveness of a hedge using a corn or natural gas futures or option contract based on changes in the contract’s intrinsic value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. The amounts representing the ineffectiveness of these cash flow hedges are not significant.
The Company assesses its exposure to variability in interest rates by continually identifying and monitoring changes in interest rates that may adversely impact future cash flows and the fair value of existing debt instruments, and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding and forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including sensitivity analysis, to estimate the expected impact of changes in interest rates on the fair value of the Company’s outstanding and forecasted debt instruments.
The Company uses a combination of fixed and variable rate debt to finance its operations. The debt obligations with fixed cash flows expose the Company to variability in the fair value of outstanding debt instruments due to changes in interest rates. The Company has, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed-rate debt to a variable rate. These swaps called for the Company to receive interest at a fixed rate and to pay interest at a variable rate, thereby creating the equivalent of variable-rate debt. The Company designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair value hedges. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized in earnings. During 2005 and 2006 the Company terminated these interest rate swap agreements (see also Note 7). The Company has a cross currency interest rate swap agreement, which matures in 2007, that effectively converts certain floating rate US dollar denominated debt to a fixed rate Korean Won obligation. This swap has been designated as a hedge of floating interest rate payments attributable to changes in interest rates and is accounted for as a cash flow hedge, with changes in the fair value of the swap recorded to other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to earnings. In 2006, the Company entered into Treasury Lock agreements (the “T-Locks”) that fix the benchmark component of the interest rate to be established for $200 million of a 10-year debt issue that it plans to complete in 2007 (see also Note 7). The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to other comprehensive income (loss) until the consummation of the underlying debt offering, at which time any realized gain (loss) will be reclassified as a deferred asset or liability and amortized over the 10 year life of the debt. The net gain or loss recognized in earnings during 2006, 2005 and 2004, representing the amount of the Company’s hedges’ ineffectiveness and the component of the Company’s derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness, was not significant.
At December 31, 2006, the Company’s accumulated other comprehensive loss account included $30 million of gains, net of tax of $19 million, pertaining to commodities related derivative instruments that hedge the anticipated cash flows from future transactions, most of which are expected to be recognized in earnings within the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives gains to earnings include the sale of finished goods inventory that includes previously hedged purchases of raw corn and the usage of hedged natural gas. Additionally, the Company’s accumulated other comprehensive loss account at December 31, 2006 included $2 million of unrealized losses, net of tax of $1 million, related to the T-Locks. Cash flow hedges discontinued during 2006 were not material.

NOTE 7 — Financing Arrangements
The Company had total debt outstanding of $554 million and $528 million at December 31, 2006 and 2005, respectively. Short-term borrowings at December 31, 2006 and 2005 consist primarily of amounts outstanding under various unsecured local country operating lines of credit.
Short-term borrowings consist of the following at December 31:

(in millions)	2006	2005
Borrowings in various currencies (at rates of 3%-13% for 2006 and 3%-13% for 2005)	$56	$47
Current maturities of long-term debt	18	10

Total short-term borrowings	$74	$57

On April 26, 2006, the Company entered into new, five-year $500 million senior, unsecured revolving credit facilities consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s previous $180 million revolving credit facility that would have expired in September 2009. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. At December 31, 2006, there were $9 million of borrowings outstanding under the Canadian revolving credit facility (the “Canadian Revolver”). There were no outstanding borrowings under the US revolving credit facility at December 31, 2006.
On December 21, 2006, CPIngredientes, S.A. de C.V., the Company’s wholly-owned Mexican subsidiary, entered into a two-year $16.5 million senior unsecured term loan. Interest is payable quarterly at a three-month LIBOR rate plus a spread. The loan can be prepaid in whole or in part without penalty on any interest payment date.
Long-term debt consists of the following at December 31:

(in millions)	2006	2005
8.25% senior notes, due July 2007, net of discount	$255	$254
8.45% senior notes, due 2009, net of discount	199	199
Mexican term loan, due 2008 (at LIBOR indexed floating rate)	17	—
Canadian revolver, due 2011 (at LIBOR indexed floating rate)	9	—
Korean loans, due 2007 and 2006 (at rates of 5.4% for 2006 and 5.2% to 5.5% for 2005)	18	28

Total	$498	$481

Less: current maturities	18	10

Long-term debt	$480	$471

The Company’s long-term debt matures as follows: $273 million in 2007, $17 million in 2008, $200 million in 2009 and $9 million in 2011. The Company’s long-term debt at December 31, 2006 includes $255 million of 8.25 percent senior notes that mature on July 15, 2007. These borrowings are included in long-term debt as the Company expects to refinance the notes on a long-term basis prior to the maturity date.
Corn Products International, Inc. guarantees certain obligations of several of its consolidated subsidiaries, which aggregated $52 million and $29 million at December 31, 2006 and 2005, respectively.
In conjunction with its plan to refinance the 8.25 percent $255 million senior notes, the Company expects to issue $200 million of 10-year, fixed rate debt in 2007. The Company has entered into Treasury Lock agreements (the “T-Locks”) to manage its exposure to variability in the benchmark interest rate on which the fixed interest rate debt will be based. The T-Locks, which expire on March 21, 2007, will be settled simultaneously upon the issuance of the long-term fixed rate debt. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to other comprehensive income (loss) until the consummation of the underlying debt offering, at which time any realized gain (loss) will be reclassified as a deferred asset or liability and amortized over the 10 year life of the debt. At December 31, 2006, the Company’s accumulated other comprehensive loss account included $2 million of unrealized losses, net of tax of $1 million, related to the T-Locks.
During 2005 and 2004 the Company benefited from interest rate swap agreements that effectively converted the interest rate associated with the Company’s 8.45 percent senior notes to a variable interest rate. On August 5, 2005, the Company terminated $50 million of its $200 million fixed to floating rate interest rate swap agreements associated with its 8.45 percent $200 million senior notes due August 2009. The swap termination resulted in a gain of approximately $2 million, which approximated the fair value of the swap contract. The fair value adjustment to the hedged debt at the termination date ($2 million) is being amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009). On February 1, 2006, the Company terminated the remaining fixed to floating interest rate swap agreements associated with the 8.45 percent senior notes. The swap termination resulted in a gain of approximately $3 million, which approximated the fair value of the swap contract. The fair value adjustment to the hedged debt at the termination date ($3 million) is being amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009). The fair value of outstanding interest rate swap agreements at December 31, 2005 approximated $5 million. The Company does not enter into interest rate swap agreements for trading purposes.

NOTE 8 — Leases
The Company leases rail cars, certain machinery and equipment, and office space under various operating leases. Rental expense under operating leases was $24 million, $24 million and $23 million in 2006, 2005 and 2004, respectively. Minimum lease payments due on leases existing at December 31, 2006 are shown below:
(in millions)

Year	Minimum Lease Payments

2007	$24
2008	22
2009	21
2010	15
2011	11
Balance thereafter	25
NOTE 9 — Income Taxes
The components of income before income taxes and the provision for income taxes are shown below:

(in millions)	2006	2005	2004

Income (loss) before income taxes:
United States	$(10)	$(30)	$9
Outside the United States	207	178	136

Total	$197	$148	$145

Provision for income taxes:
Current tax expense
US federal	$5	$5	$6
State and local	—	2	1
Foreign	70	64	45

Total current	$75	$71	$52

Deferred tax expense (benefit)
US federal	$(4)	$(11)	$(5)
State and local	—	(3)	—
Foreign	(2)	(2)	3
Foreign- tax benefit of net operating loss carryforward	—	—	(7)

Total deferred	$(6)	$(16)	$(9)

Total provision	$69	$55	$43

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Significant temporary differences at December 31, 2006 and 2005 are summarized as follows:

(in millions)	2006	2005

Deferred tax assets attributable to:
Employee benefit accruals	$23	$21
Pensions	21	1
Hedging/derivative contracts	4	1
Net operating loss carryforwards	9	8
Foreign tax credit carryforwards	25	19
Foreign minimum tax credits	1	15
Other	10	12

Gross deferred tax assets	$93	$77
Valuation allowance	(24)	(18)

Net deferred tax assets	$69	$59

Deferred tax liabilities attributable to:
Plants and properties	$154	$154
Hedging/derivative contracts	16	5
Goodwill	17	13

Total deferred tax liabilities	$187	$172

Net deferred tax liabilities	$118	$113

Net operating loss carryforwards at December 31, 2006 include state net operating losses of $2 million and foreign net operating losses of $7 million. The state net operating losses expire in various years through 2026. Foreign net operating losses of $3 million will expire in 2009 through 2011 if unused, while $4 million may be carried forward indefinitely. The foreign tax credit carryforwards of $25 million at December 31, 2006 will expire in 2012 through 2016 if not utilized.
SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The Company maintains a valuation allowance of $24 million against certain foreign tax credits and foreign net operating losses that management has determined will more likely than not expire prior to realization. The valuation allowance at December 31, 2006, with respect to foreign tax credit carryforwards, increased to $17 million from $12 million at December 31, 2005. The valuation allowance with respect to foreign net operating losses increased to $7 million at December 31, 2006 from $6 million at December 31, 2005.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate follows:

	2006	2005	2004

Provision for tax at US statutory rate	35.00%	35.00%	35.00%
Taxes related to foreign income	(0.04)	(2.40)	(5.90)
State and local taxes — net	0.22	(1.50)	0.21
Increase in valuation allowance — foreign tax credits	1.73	5.41	1.13
Change in foreign statutory tax rates	(1.07)	—	—
Non-conventional fuel tax credits	(0.68)	—	(1.10)
Other items — net	0.09	0.99	0.66

Provision at effective tax rate	35.25%	37.50%	30.00%

Provisions are made for estimated US and foreign income taxes, less credits that may be available, on distributions from foreign subsidiaries to the extent dividends are anticipated. No provision has been made for income taxes on approximately $618 million of undistributed earnings of foreign subsidiaries at December 31, 2006, as such amounts are considered permanently reinvested.

NOTE 10 — Benefit Plans
The Company and its subsidiaries sponsor noncontributory defined benefit pension plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries. Plans for most salaried employees provide pay-related benefits based on years of service. Plans for hourly employees generally provide benefits based on flat dollar amounts and years of service. The Company’s general funding policy is to make contributions to the plans in amounts that are within the limits of deductibility under current tax regulations. Certain foreign countries allow income tax deductions without regard to contribution levels, and the Company’s policy in those countries is to make the contribution required by the terms of the applicable plan. Domestic plan assets consist primarily of common stock, corporate debt securities and short-term investment funds.
Domestic salaried employees are covered by a defined benefit “cash balance” pension plan, which provides benefits based on service and Company credits to the participating employees’ accounts of between 3 percent and 10 percent of base salary, bonus and overtime.
The Company also provides healthcare and life insurance benefits for retired employees in the United States and Canada. US salaried employees are provided with access to postretirement medical insurance through Retirement Health Care Spending Accounts. US salaried employees accrue an account during employment, which can be used after employment to purchase postretirement medical insurance from the Company and Medigap or through Medicare HMO policies after age 65. The accounts are credited with a flat dollar amount and indexed for inflation annually during employment. The accounts also accrue interest credits using a rate equal to a specified amount above the yield on five-year Treasury notes. Employees can use the amounts accumulated in these accounts, including credited interest, to purchase postretirement medical insurance. Employees become eligible for benefits when they meet minimum age and service requirements. The Company recognizes the cost of these postretirement benefits by accruing a flat dollar amount on an annual basis for each domestic salaried employee. The Company has the right to modify or terminate these benefits. Healthcare benefits for retirees outside the United States and Canada are generally covered through local government plans.
The Company adopted the recognition provisions of SFAS 158 effective December 31, 2006 by recording a charge to accumulated other comprehensive loss of $34 million, net of income taxes of $18 million, to recognize the unfunded portion of its defined benefit pension and other postretirement plan liabilities. This charge includes a credit of $3 million, net of tax of $2 million, associated with the reversal of a minimum pension liability. The incremental effect of the adoption of SFAS 158 on the Company’s Consolidated Balance Sheet at December 31, 2006 is provided below:

	Before Application	Adjustments to	After Application
(in millions)	of SFAS 158	Adopt SFAS 158	of SFAS 158

Intangible assets	$389	$(8)	$381
Other assets	55	(1)	54
Total assets	2,671	(9)	2,662
Accrued liabilities	116	2	118
Non-current liabilities	106	41	147
Deferred income taxes (current and long-term)	153	(18)	135
Total liabilities	1,307	25	1,332
Accumulated other comprehensive income (loss)	(189)	(34)	(223)
Total stockholders’ equity	1,364	(34)	1,330
Total liabilities and stockholders’ equity	$2,671	$(9)	$2,662

Pension Obligation and Funded Status — The changes in pension benefit obligations and plan assets during 2006 and 2005, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2006 and 2005, were as follows:

(in millions)	US Plans		Non-US Plans
	2006	2005	2006	2005

Benefit obligation
At January 1	$73	$67	$119	$97
Service cost	3	2	3	2
Interest cost	4	4	7	6
Benefits paid	(9)	(4)	(5)	(4)
Actuarial loss (gain)	(1)	4	5	15
Foreign currency translation	—	—	(1)	3

Benefit obligation at December 31	$70	$73	$128	$119

Fair value of plan assets
At January 1	$59	$51	$97	$81
Actual return on plan assets	4	4	8	12
Employer contributions	—	8	5	5
Benefits paid	(5)	(4)	(5)	(4)
Foreign currency translation	—	—	—	3

Fair value of plan assets at December 31	$58	$59	$105	$97

Funded status	$(12)	$(14)	$(23)	$(22)
Unrecognized net actuarial loss	—	13	—	28
Unrecognized prior service cost	—	2	—	—
Unrecognized transition obligation	—	—	—	6

Net prepaid pension asset (liability)	$(12)	$1	$(23)	$12

Amounts recognized in the Consolidated Balance Sheets consist of:

(in millions)	US Plans		Non-US Plans
	2006	2005	2006	2005

Non current liabilities	$12	$—	$23	$—
Prepaid benefit cost	—	(4)	—	(16)
Accrued benefit cost	—	11	—	10
Intangible assets	—	(2)	—	(5)
Accumulated other comprehensive income	—	(6)	—	(1)

Net amount recognized	$12	$(1)	$23	$(12)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

(in millions)	US Plans			Non-US Plans
	2006	2005		2006	2005

Net actuarial loss	$10	—	*	$31	—	*
Prior service cost	2	—	*	1	—	*
Transition obligation	—	—	*	5	—	*

Net amount recognized	$12	$—	*	$37	$—	*

*	Not applicable as SFAS 158 was adopted effective December 31, 2006
The accumulated benefit obligation for all defined benefit pension plans was $173 million and $165 million at December 31, 2006 and 2005, respectively.

Information about plan obligations and assets for plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions)	US Plans		Non-US Plans
	2006	2005	2006	2005

Projected benefit obligation	$70	$73	$10	$9
Accumulated benefit obligation	64	68	10	11
Fair value of plan assets	58	59	—	—

Included in the Company’s pension obligation are nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.
Components of Net Periodic Pension Benefit Cost — Net pension cost consisted of the following for the years ended December 31, 2006, 2005 and 2004:

(in millions)		US Plans		Non-US Plans
	2006	2005	2004	2006	2005	2004

Service cost	$3	$2	$2	$3	$2	$2
Interest cost	4	4	4	7	6	5
Expected return on plan assets	(4)	(3)	(3)	(7)	(5)	(5)
Amortization of actuarial loss	1	—	—	1	—	—
Settlement	1	—	—	—	—	—

Net pension cost	$5	$3	$3	$4	$3	$2

The Company estimates that net pension expense for 2007 will include approximately $2 million relating to the amortization of its accumulated actuarial loss included in accumulated other comprehensive loss at December 31, 2006.
The Company recognized an additional minimum pension liability at December 31, 2005 and 2004, related to under-funded plans. In connection with the recognition of this minimum liability, at December 31, 2005 the Company recorded a charge to other comprehensive income of $0.7 million ($0.5 million, net of income taxes of $0.2 million). At December 31, 2004, the Company recorded a charge to other comprehensive income of $1.7 million ($0.9 million, net of income taxes of $0.8 million) related to the recognition of the minimum pension liability. Effective December 31, 2006, the Company recognized the unfunded portion of its defined benefit pension and other postretirement plan liabilities upon the adoption of SFAS 158 (see also Note 2). Accordingly, a minimum pension liability no longer exists.
The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	US Plans		Non-US Plans
	2006	2005	2006	2005

Discount rate	5.90%	5.40%	5.20%	5.25%
Rate of compensation increase	2.75%	2.75%	3.50%	3.50%

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

		US Plans			Non-US Plans
	2006	2005	2004	2006	2005	2004

Discount rate	5.40%	5.75%	6.0%	5.25%	5.25%	6.5%
Expected long-term return on plan assets	7.25%	7.25%	7.5%	7.00%	7.25%	8.5%
Rate of compensation increase	2.75%	2.75%	3.0%	3.50%	3.50%	4.5%

The Company has assumed an expected long-term rate of return on assets of 7.25 percent for US and Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices.
The discount rate reflects a rate of return on high quality fixed income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term corporate AA bonds as a benchmark in establishing this assumption. The discount rate is reviewed annually.
Plan Assets — The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of high-quality equity instruments, fixed income securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. For US pension plans, the weighted average target range allocation of assets was 31-55 percent with equity managers, and 44-68 percent with fixed income managers. The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate. The Company’s pension plan weighted average asset allocation as of the measurement date of September 30 for US plans and November 30 for non-US plans is as follows:

Asset Category	US Plans		Non-US Plans
	2006	2005	2006	2005

Equity securities	52%	52%	57%	49%
Debt securities	47%	47%	39%	46%
Other	1%	1%	4%	5%

Total	100%	100%	100%	100%

The Company made no cash contribution to its US pension plans in 2006, and made a $5 million cash contribution to its Canadian pension plans. The Company estimates that in 2007 it will make a cash contribution of $7 million to its Canadian pension plans, and is considering an optional cash contribution to its US plans. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets. The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	US Plans	Non-US Plans

2007	$5	$6
2008	5	5
2009	7	5
2010	5	5
2011	5	5
Years 2012 — 2016	30	33

The Company and certain of its subsidiaries also maintain defined contribution plans. The Company makes matching contributions to these plans based on a percentage of employee contributions. Amounts charged to expense for defined contribution plans totaled $4 million, $6 million and $5 million in 2006, 2005 and 2004, respectively.

Postretirement Benefit Plans — The Company’s postretirement benefit plans currently are not funded. The changes in the benefit obligations of the plans during 2006 and 2005, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005, were as follows:

(in millions)	2006	2005

Accumulated postretirement benefit obligation
At January 1	$44	$44
Service cost	2	1
Interest cost	2	3
Actuarial loss/(gain)	2	(2)
Benefits paid	(2)	(2)

Benefit obligation at December 31	$48	$44
Unrecognized net actuarial loss	—	(8)
Unrecognized prior service benefit	—	1

Accrued postretirement benefit costs	$48	$37

As a result of the adoption of SFAS 158, the following additional amounts are recognized in the Consolidated Balance Sheet:

(in millions)	2006	2005

Current liabilities	$2	$—	*
Non current liabilities	7	—	*

Net amount recognized	$9	$—

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

(in millions)	2006	2005

Net actuarial loss	$9	$—	*
Prior service cost	—	—	*

Net amount recognized	$9	—

*	Not applicable as SFAS 158 was adopted effective December 31, 2006
Net postretirement benefit costs consisted of the following for the years ended December 31, 2006, 2005 and 2004:

(in millions)	2006	2005	2004

Service cost	$2	$1	$1
Interest cost	2	3	3

Net postretirement benefit costs	$4	$4	$4

The Company estimates that postretirement benefit expense for 2007 will include approximately $1 million relating to the amortization of its accumulated actuarial loss included in accumulated other comprehensive loss at December 31, 2006.

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2006	2005

Discount rate	5.90%	5.40%

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2006	2005	2004

Discount rate	5.40%	5.75%	6.0%

In measuring the postretirement benefit obligation, the Company assumed an increase in the per capita cost of healthcare benefits of 8.5 percent in 2007, declining ratably to 5 percent by the year 2014 and remaining at that level thereafter. An increase in the assumed healthcare cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation at December 31, 2006 by $6 million, while a decrease in the rate of 1 percentage point would decrease the obligation by $5 million, with a corresponding effect on the service and interest cost components of the net periodic postretirement benefit cost for the year then ended of $0.6 million for an increase of 1 percentage point and $0.5 million for a decrease of 1 percentage point.
Estimated future benefit payments — The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)	US Plans	Non-US Plans

2007	$2	$—
2008	2	—
2009	2	—
2010	2	—
2011	2	—
Years 2012 — 2016	13	1

NOTE 11 — Supplementary Information
Balance Sheet — Supplementary information is set forth below:

(in millions)	2006	2005

Accounts receivable — net:
Accounts receivable — trade	$287	$240
Accounts receivable — other	75	52
Allowance for doubtful accounts	(5)	(5)

Total accounts receivable — net	$357	$287

Inventories:
Finished and in process	$127	$102
Raw materials	144	115
Manufacturing supplies	50	41

Total inventories	$321	$258

Accrued liabilities:
Compensation expenses	$47	$32
Dividends payable	7	5
Accrued interest	17	17
Accrued income taxes	13	15
Taxes payable other than income taxes	12	11
Other	22	23

Total accrued liabilities	$118	$103

Non-current liabilities:
Employees’ pension, indemnity, retirement, and other	$129	$86
Fair value adjustment related to hedged fixed rate debt instrument	—	5
Other	18	19

Total non-current liabilities	$147	$110

Income Statement — Supplementary information is set forth below:

(in millions)	2006	2005	2004

Other income (expense)-net:
Earnings from non-controlled affiliates	$1	$1	$1
Gain from sale of investment	—	—	1
Gain from sale of non-core assets	—	2	—
Other	9	6	2

Other income (expense)-net	$10	$9	$4

Financing costs-net:
Interest expense, net of amounts capitalized *	$34	$37	$36
Interest income	(6)	(5)	(3)
Foreign currency transaction (gains) losses	(1)	3	1

Financing costs-net	$27	$35	$34

*	Interest capitalized amounted to $10 million, $5 million and $3 million in 2006, 2005 and 2004, respectively.

Statements of Cash Flow - Supplementary information is set forth below:

(in millions)	2006	2005	2004

Interest paid	$38	$36	$37
Income taxes paid	73	62	46
Noncash investing and financing activities:
Change in fair value of redeemable common stock	15	(4)	(34)
Assumption of debt in connection with acquisition	5	—	—

NOTE 12 — Redeemable Common Stock
The Company has an agreement with certain common stockholders (collectively the “holder”), relating to 1,227,000 shares of the Company’s common stock, that provides the holder with the right to require the Company to repurchase those common shares for cash at a price equal to the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding the date that the holder exercises the put option. The put option is exercisable at any time until January 2010 when it expires. The holder can also elect to sell the common shares on the open market, subject to certain restrictions. The common shares subject to the put option are classified as redeemable common stock in the Company’s Consolidated Balance Sheets.
The Company has the right, but not the obligation, to extend the put option for an additional three years. The holder of the put option may not require the Company to repurchase less than 500,000 shares on any single exercise of the option, and the put option may not be exercised more than once in any six month period. In the event the holder exercises the put option requiring the Company to repurchase the shares, the Company would be required to pay for the shares within 90 calendar days from the exercise date if the holder is selling the minimum number of shares (500,000), and within a prorated time period of between 90 and 360 calendar days if the holder is selling more than the minimum number of shares. For intermediate share amounts, a pro-rata payment period would be calculated (based on the number of shares put). Any amount due would accrue interest at the Company’s revolving credit facility rate from the date of exercise until the payment date.
The carrying value of the redeemable common stock was $44 million at December 31, 2006 and $29 million at December 31, 2005, based on the average of the closing per share market prices of the Company’s common stock for the 20 trading days immediately preceding the respective balance sheet dates ($35.86 per share and $23.43 per share at December 31, 2006 and 2005, respectively). Adjustments to mark the redeemable common stock to market value are recorded directly to additional paid-in capital in the stockholders’ equity section of the Company’s Consolidated Balance Sheets. During 2004, the holder sold 2,600,000 shares of redeemable common stock in open market transactions. At December 31, 2006 and 2005 there were 1,227,000 shares of redeemable common stock outstanding.
NOTE 13 — Stockholders’ Equity
Preferred stock and stockholders’ rights plan:
The Company has authorized 25 million shares of $0.01 par value preferred stock, of which 1 million shares were designated as Series A Junior Participating Preferred Stock for the stockholders’ rights plan. Under this plan, each share of the Company’s common stock carries with it one-half of one right to purchase one one-hundredth of a share of preferred stock. The rights will at no time have voting power or pay dividends. The rights will become exercisable if a person or group acquires or announces a tender offer that would result in the acquisition of 15 percent or more of the Company’s common stock. When exercisable, each full right entitles a holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $120. If the Company is involved in a merger or other business combination with a stockholder holding at least 15 percent of the Company’s outstanding voting securities, each full right will entitle a holder to buy a number of the acquiring company’s shares having a value of twice the exercise price of the right. Alternatively, if a 15 percent stockholder engages in certain self-dealing transactions or acquires the Company in such a manner that Corn Products International, Inc. and its common stock survive, or if any person acquires 15 percent or more of the Company’s common stock, except pursuant to an offer for all shares at a fair price, each full right not owned by a stockholder holding at least 15 percent of the Company’s outstanding voting securities may be exercised for Corn Products International, Inc. common stock (or, in certain circumstances, other consideration) having a market value of twice the exercise price of the right. The Company may redeem the rights for one cent each at any time before an acquisition of 15 percent or more of its voting securities. Unless redeemed earlier, the rights will expire on December 31, 2007.
Common Stock:
On December 1, 2004, the Company’s board of directors declared a two-for-one stock split effected as a 100-percent stock dividend on the Company’s common stock. The dividend shares were issued on January 25, 2005 to shareholders of record at the close of business on January 4, 2005. Accordingly, all share and per share data for the periods prior to the split included in this report have been retroactively adjusted to reflect the stock split.
Treasury Stock:
During 2006, the Company issued, from treasury, 67,700 restricted common shares and 1,300,095 common shares upon the exercise of stock options under the stock incentive plan and 34,522 common shares under other incentive plans. During 2005, the Company issued, from treasury, 6,500 restricted common shares and 996,980 common shares upon the exercise of stock options under the stock incentive plan and 1,325 common shares under other incentive plans. During 2004, the Company issued, from treasury, 31,280 restricted common shares and 2,195,010 common shares upon the exercise of stock options under the stock incentive plan and 4,490 common shares under other incentive plans.
The Company reacquired 28,000, 52,475 and 34,832 shares of its common stock during 2006, 2005 and 2004, respectively, by both repurchasing shares from employees under the stock incentive plan and through the cancellation of forfeited restricted stock. The Company repurchased shares from employees at average purchase prices of $31.80, $23.73 and $24.58, or fair value at the date of purchase, during 2006, 2005 and 2004, respectively. All of the acquired shares are held as common stock in treasury, less shares issued to employees under the stock incentive plan.
On February 9, 2005, the Company’s Board of Directors authorized a stock repurchase program that permits the Company to purchase up to 4 million shares of its outstanding common stock over a five-year period. The Company’s previously authorized stock repurchase program expired on January 20, 2005. In 2006 and 2005, the Company repurchased 862,800 and 1,688,800 common shares in open market transactions at a cost of $23 million and $39 million, respectively. The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan. However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2004, 2005 and 2006:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Redeemable Shares	Outstanding

Balance at December 31, 2003	75,320	2,988	3,827	68,505

Elimination of redemption requirement	—	—	(2,600)	2,600
Issuance of restricted stock as compensation	—	(31)	—	31
Issuance under incentive and other plans	—	(5)	—	5
Stock options exercised	—	(2,195)	—	2,195
Purchase/acquisition of treasury stock	—	35	—	(35)

Balance at December 31, 2004	75,320	792	1,227	73,301

Issuance of restricted stock as compensation	—	(7)	—	7
Issuance under incentive and other plans	—	(1)	—	1
Stock options exercised	—	(997)	—	997
Purchase/acquisition of treasury stock	—	1,742	—	(1,742)

Balance at December 31, 2005	75,320	1,529	1,227	72,564

Issuance of restricted stock as compensation	—	(68)	—	68
Issuance under incentive and other plans	—	(35)	—	35
Stock options exercised	—	(1,300)	—	1,300
Purchase/acquisition of treasury stock	—	891	—	(891)

Balance at December 31, 2006	75,320	1,017	1,227	73,076

Share-based payments:
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“SFAS 123R”), which requires, among other things, that compensation expense be recognized for employee stock options. See also “Recently Issued Accounting Standards” presented in Note 2 of these notes to the consolidated financial statements. Prior to the adoption of SFAS 123R, the Company accounted for stock compensation using the intrinsic value method provided under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Pro forma disclosures of net income and earnings per share for 2005 and 2004, assuming the application of the fair value method to account for stock options in accordance with SFAS 123R, are provided in the table below. For purposes of making the pro forma disclosure, the estimated fair market value of stock option awards is amortized to expense over the applicable vesting period. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of SFAS 123R to all outstanding and unvested awards in each period presented:

	Years Ended December 31,
(in millions, except per share amounts)	2005	2004

Net income, as reported	$90	$94
Add: Stock-based employee compensation expense included in reported net income, net of tax	1	1
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(4)

Pro forma net income	$87	$91

Earnings per common share:

Basic — as reported	$1.20	$1.28
Basic — pro forma	$1.16	$1.23

Diluted — as reported	$1.19	$1.25
Diluted — pro forma	$1.15	$1.21

The Company has a stock incentive plan (“SIP”) administered by the compensation committee of its Board of Directors that provides for the granting of incentive stock options, restricted stock and other stock-based awards to certain key employees. A maximum of 8 million shares were originally authorized for awards under the SIP. As of December 31, 2006, 6.6 million shares were available for future grants under the SIP. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.
The Company granted nonqualified options to purchase 1,084,200, 4,000 and 1,071,300 shares of the Company’s common stock during 2006, 2005 and 2004, respectively. These options are exercisable upon vesting, which occurs in 50 percent increments at the one and two-year anniversary dates of the date of grant. The options have a term of 10 years from the date of grant. As of December 31, 2006, certain of these nonqualified options have been forfeited due to the termination of employees.
The fair value of stock option awards was estimated at the grant dates using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Expected life (in years)	5.3	5.3	6.5
Risk-free interest rate	4.2%	3.9%	4.0%
Expected volatility	27.8%	27.0%	22.0%
Expected dividend yield	1.1%	1.2%	0.9%
The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. Expected volatility is based on historical volatilities of the Company’s common stock. Dividend yields are based on historical dividend payments. The weighted average fair value of options granted during 2006, 2005 and 2004 was estimated to be $7.72, $6.53 and $7.05, respectively.
A summary of stock option and restricted stock transactions for the last three years follows:

		Stock Option	Weighted Average	Shares of
(shares in thousands)	Stock Option Shares	Price Range	Exercise Price	Restricted Stock

Outstanding at December 31, 2003	6,887	$6.95 to $16.92	$14.67	400
Granted	1,071	17.65 to 24.70	24.66	31
Exercised / vested	(2,196)	6.95 to 16.92	13.88	(91)
Cancelled	(40)	14.32 to 16.92	16.06	(15)

Outstanding at December 31, 2004	5,722	10.12 to 24.70	16.83	325
Granted	4	21.23 to 21.23	21.23	6
Exercised / vested	(997)	10.23 to 17.65	15.07	(138)
Cancelled	(87)	11.37 to 24.70	20.63	(18)

Outstanding at December 31, 2005	4,642	10.12 to 24.70	17.14	175
Granted	1,084	25.83 to 29.80	25.95	68
Exercised / vested	(1,300)	10.12 to 24.70	16.47	(60)
Cancelled	(76)	11.37 to 25.83	21.74	(14)

Outstanding at December 31, 2006	4,350	$11.37 to $29.80	$19.45	169

The intrinsic values of stock options exercised during 2006, 2005 and 2004 were approximately $20 million, $12 million and $20 million, respectively. For the years ended December 31, 2006, 2005 and 2004, cash received from the exercise of stock options was $21 million, $14 million and $30 million, respectively. The excess income tax benefit realized from share-based compensation was $6 million, $5 million and $7 million in 2006, 2005 and 2004, respectively. As of December 31, 2006, the unrecognized compensation cost related to non-vested stock options totaled $4 million, which will be amortized over the weighted-average period of approximately 1.4 years.
The following table summarizes information about stock options outstanding at December 31, 2006:
(shares in thousands)

			Average Remaining
	Options	Weighted Average	Contractual Life	Options	Weighted Average
Range of Exercise Prices	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price

$11.37 to 11.92	148	$11.37	3.8	148	$11.37
$11.93 to 14.90	1,511	14.13	4.4	1,511	14.13
$14.91 to 17.88	782	16.79	5.9	782	16.79
$17.89 to 23.84	4	21.23	8.3	2	21.23
$23.85 to 26.82	1,865	25.31	8.5	850	24.70
$26.83 to 29.80	40	29.11	9.2	—	—

	4,350	$19.45	6.5	3,293	$17.37

The number of options exercisable at December 31, 2005 was 4.1 million.
Stock options outstanding at December 31, 2006 had an aggregate intrinsic value of approximately $85 million and an average remaining contractual life of 6.5 years. Stock options exercisable at December 31, 2006 had an aggregate intrinsic value of approximately $57 million and an average remaining contractual life of 5.6 years.
In addition to stock options, the Company awards shares of restricted common stock to certain key employees. The restricted shares issued under the plan are subject to cliff vesting, generally for five years provided the employee remains in the service of the Company. Expense is recognized on a straight line basis over the vesting period taking into account an estimated forfeiture rate. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant. Compensation expense pertaining to these awards was $1 million in each of 2006, 2005 and 2004.
The following table summarizes restricted share activity for the year ended December 31, 2006:

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2005	175	$16.04
Granted.	68	27.89
Vested	(60)	14.84
Cancelled	(14)	18.79

Non-vested at December 31, 2006	169	21.00

The weighted-average fair value of restricted stock granted during the year ended December 31, 2006 and 2005 was $27.89 and $23.74, respectively. The total fair value of restricted stock that vested in 2006, 2005 and 2004 was $1 million, $2 million and $1 million, respectively.
As of December 31, 2006, additional paid in capital included $2 million of unrecognized compensation cost related to restricted stock that will be amortized on a weighted-average basis over 2.5 years. The recognized compensation cost related to restricted stock totaling $2 million at December 31, 2006 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.
Other share-based awards under the SIP:
Under the compensation agreement with the Board of Director’s at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of restricted stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested.

Stock units under this plan vest immediately. The compensation expense relating to this plan included in the Consolidated Statements of Income for 2006, 2005 and 2004 was not material. At December 31, 2006, there were approximately 164,000 share units outstanding under this plan at a carrying value of approximately $4 million.
The Company has a long term incentive plan for Officers under which awards thereunder are classified as equity in accordance with SFAS 123R. The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed versus the target percentage. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the target percentage goal and is reviewed at the end of each reporting period. The total compensation expense for these awards is being amortized over a three-year service period. Compensation expense relating to these awards included in the Consolidated Statements of Income for 2006, 2005 and 2004 were $1.8 million, $0.6 million and $—, respectively. These amounts are included in share-based payments subject to redemption in the Consolidated Balance Sheet at December 31, 2006. As of December 31, 2006, the unrecognized compensation cost relating to these plans was $2.7 million, which will be amortized over the remaining requisite service period of 2 years. This amount will vary each reporting period based on changes in the probability of attaining the goal.
The Company has a long term compensation plan for Officers under which awards thereunder are classified as liabilities in accordance with SFAS 123R. The ultimate payment of cash will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed versus the target percentage. Compensation expense for this plan is based on the change in fair value at each reporting date. The amounts recognized in the Consolidated Statements of Income for 2006, 2005 and 2004 related to these awards were $4 million, $— and $1.5 million, respectively.

NOTE 14 — Segment Information
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

(in millions)	2006	2005	2004

Net sales to unaffiliated customers (a):
North America	$1,588	$1,422	$1,419
South America	670	603	556
Asia/Africa	363	335	308

Total	$2,621	$2,360	$2,283

Operating income (b):
North America	$130	$59	$87
South America	84	101	98
Asia/Africa	53	53	48
Corporate	(43)	(30)	(33)
Plant closing costs (c)	—	—	(21)

Total	$224	$183	$179

Total assets (d):
North America	$1,539	$1,394	$1,411
South America	667	559	521
Asia/Africa	456	436	435

Total	$2,662	$2,389	$2,367

Depreciation and amortization:
North America	$78	$73	$74
South America	25	23	20
Asia/Africa	11	10	8

Total	$114	$106	$102

Capital expenditures:
North America	$110	$78	$58
South America	49	48	31
Asia/Africa	12	17	15

Total	$171	$143	$104

Notes:
a.	Sales between geographic regions for each of the periods presented are insignificant and therefore are not presented.

b.	Includes earnings from non-controlled affiliates accounted for under the equity method as follows: South America — $1 million in each of 2006, 2005 and 2004.

c.	Includes a $19 million write-off of fixed assets and a $2 million charge for employee termination costs pertaining to the Company’s manufacturing optimization initiative in Mexico and South America. See also Note 5 of the notes to the consolidated financial statements.

d.	Includes investments in non-controlled affiliates accounted for under the equity method as follows: South America — $28 million at December 31, 2006, $5 million at December 31, 2005 and $4 million at December 31, 2004.

The following table presents net sales to unaffiliated customers by country of origin for the last three years:

	Net Sales
(in millions)	2006	2005	2004

United States	$770	$710	$765
Mexico	532	450	383
Canada	286	262	271
Brazil	350	322	288
Korea	185	186	187
Argentina	129	114	106
Others	369	316	283

Total	$2,621	$2,360	$2,283

     The following table presents long-lived assets by country at December 31:

	Long-lived Assets
(in millions)	2006	2005	2004

United States	$466	$428	$407
Mexico	365	382	401
Canada	171	176	173
Brazil	219	160	125
Korea	280	252	243
Argentina	125	120	117
Others	198	183	175

Total	$1,824	$1,701	$1,641

Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR

2006
Net sales before shipping and handling costs	$666	$701	$733	$743
Less: shipping and handling costs	51	56	59	56

Net sales	$615	$645	$674	$687
Gross profit	93	105	112	107
Net income	23	30	37	33
Basic earnings per common share	$0.32	$0.41	$0.50	$0.44
Diluted earnings per common share	$0.31	$0.40	$0.49	$0.43

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR

2005
Net sales before shipping and handling costs	$613	$647	$664	$636
Less: shipping and handling costs	47	51	52	50

Net sales	$566	$596	$612	$586
Gross profit	73	90	88	82
Net income	17	27	23	23
Basic earnings per common share	$0.22	$0.35	$0.31	$0.32
Diluted earnings per common share	$0.22	$0.35	$0.31	$0.31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. This system of internal controls is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization.
     Internal control over financial reporting includes those policies and procedures that:
1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets.

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors.

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Corn Products International, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Corn Products International, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Corn Products International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Corn Products International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corn Products International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion thereon.
KPMG LLP
Chicago, Illinois
February 27, 2007

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information contained under the headings “Board of Directors,” “Matters to Be Acted Upon — Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Executive Officers of the Registrant.” The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller. The code of ethics is posted on the Company’s Internet website, which is found at www.cornproducts.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information contained under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained under the headings “Equity Compensation Plan Information as of December 31, 2006” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information contained under the headings “Certain Relationships and Related Transactions” and “Independence of Board Members” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information contained under the heading “2006 and 2005 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1) Consolidated Financial Statements
     Financial Statements (see the Index to the Consolidated Financial Statements on page 41 of this report.
Item 15(a)(2) Financial Statement Schedules
     All financial statement schedules have been omitted because the information either is not required or is otherwise included in the consolidated financial statements and notes thereto.
Item 15(a)(3) Exhibits
     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference from other filings.

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 1-13397

3.2*	Amended By-Laws of the Company, filed as Exhibit 3.1 to the Company’s report on Form 8-K dated January 25, 2006, File No. 1-13397

4.1*	Rights Agreement dated as of November 19, 1997 (Amended and Restated as of September 9, 2002), between the Company and The Bank of New York, filed as Exhibit 4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-13397

4.2*	Certificate of Designation for the Company’s Series A Junior Participating Preferred Stock, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-Al2B, File No. 1-13397

4.3*	Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed as Exhibit 10 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006

4.5*	Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company’s current report on Form 8-K, File No. 1-13397, as amended by First Supplemental Indenture filed on July 8, 2002 as Exhibit 99.4 to the Company’s current report on Form 8-K, File No. 1-13397, and by Second Supplemental Indenture filed on November 18, 2002 as Exhibit 4 to the Company’s current report on Form 8-K, File No. 1-13397

4.6*	First Supplemental Indenture dated July 8, 2002 between the Company and The Bank of New York, as Trustee, filed on July 8, 2002 as Exhibit 99.4 to the Company’s current report on Form 8-K, File No. 1-13397

4.7*	Second Supplemental Indenture dated November 18, 2002 between the Company and The Bank of New York, as Trustee, filed on November 18, 2002 as Exhibit 4 to the Company’s current report on Form 8-K, File No. 1-13397

10.1* ***	The Corn Products International, Inc. Stock Incentive Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 17, 2006, File No. 1-13397

Exhibit No.	Description

10.2** ***	Deferred Stock Unit Plan of the Company

10.3* ***	Form of Severance Agreement entered into by each of the Named Executive Officers, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 17, 2006, File No. 1-13397

10.4* ***	Form of Amendment to Executive Severance Agreement entered into by each of the Named Executive Officers, filed as Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, File No. 1-13397

10.5** ***	Form of Indemnification Agreement entered into by each of the members of the Company’s Board of Directors and the Named Executive Officers

10.6* ***	Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844, as amended by Amendment No. 1 dated December 1, 2004, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.7* ***	Supplemental Executive Retirement Plan (Amended and Restated as of January 1, 2001), filed as Exhibit 10 to the Company’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2002, File No. 1-13397

10.8** ***	Executive Life Insurance Plan

10.9** ***	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397

10.10* ***	Annual Incentive Plan, included as Appendix C to the Company’s Proxy Statement filed on Schedule 14A on March 29, 2005, File No. 1-13397

10.11* ***	Performance Plan, filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 1999, File No. 1-13397

10.12** ***	Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods

10.13* ***	Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the Company’s Registration Statement on Form S-8, File No. 333-43525

10.14* ***	Executive Life Insurance Plan, Compensation Committee Summary, filed as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.15* ***	Form of Executive Life Insurance Plan Participation Agreement and Collateral Assignment entered into by the Named Executive Officers with the exception of Jorge Fiamenghi, filed as Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.16* ***	Form of Performance Share Award, filed as Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-13397

10.17* ***	Form of Notice of Grant of Stock Option and Option Award Agreement for use in connection with awards under the Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s report on Form 8-K dated January 31,

Exhibit No.	Description

2006, File No. 1-13397

10.18*	Natural Gas Purchase and Sale Agreement between Corn Products Brasil-Ingredientes Industrias Ltda. and Companhia de Ga de Sao Paulo-Comgas, filed as Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 2005, File No. 1-13397

11.1	Earnings Per Share Computation

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as indicated in the exhibit description.

**	Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

***	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 15(b) of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2007.

CORN PRODUCTS INTERNATIONAL, INC.
By:	/s/ Samuel C. Scott III
Samuel C. Scott III
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 27th day of February, 2007.

Signature	Title

/s/ Samuel C. Scott III Samuel C. Scott III	Chairman, President and Chief Executive Officer

/s/ Cheryl K. Beebe Cheryl K. Beebe	Chief Financial Officer

/s/ Robin A. Kornmeyer Robin A. Kornmeyer	Controller

*Richard J. Almeida Richard J. Almeida	Director

*Luis Aranguren	Director
Luis Aranguren

*Guenther E. Greiner Guenther E. Greiner	Director

*Paul Hanrahan Paul Hanrahan	Director

*Karen L. Hendricks Karen L. Hendricks	Director

*Bernard H. Kastory Bernard H. Kastory	Director

*Gregory B. Kenny Gregory B. Kenny	Director

*Barbara A. Klein Barbara A. Klein	Director

*William S. Norman William S. Norman	Director

*James M. Ringler James M. Ringler	Director

*By:	/s/ Mary Ann Hynes
Mary Ann Hynes Attorney-in-fact
(Being the principal executive officer, the principal financial officer, the controller and all of the directors of Corn Products International, Inc.)