Form 10-Q
period 2007-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2007-05-08
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $.01 par value	OUTSTANDING AT APRIL 30, 2007 74,434,987 shares

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Net sales before shipping and handling costs	$816.7	$665.8
Less: shipping and handling costs	54.8	51.0

Net sales	761.9	614.8
Cost of sales	615.7	522.1

Gross profit	146.2	92.7

Operating expenses	57.6	47.7
Other income (expense)-net	(0.8)	1.2

Operating income	87.8	46.2

Financing costs-net	9.9	6.6

Income before income taxes and minority interest	77.9	39.6
Provision for income taxes	26.5	15.4

	51.4	24.2
Minority interest in earnings	1.4	0.8

Net income	$50.0	$23.4

Weighted average common shares outstanding:
Basic	74.5	74.1
Diluted	76.2	75.4

Earnings per common share:
Basic	$0.67	$0.32
Diluted	$0.66	$0.31
See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM I
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$87	$131
Accounts receivable — net	371	357
Inventories	340	321
Prepaid expenses	16	12
Deferred income taxes	12	16

Total current assets	826	837

Property, plant and equipment — net	1,382	1,356
Goodwill and other intangible assets	428	381
Deferred income taxes	2	1
Investments	6	33
Other assets	60	54

Total assets	$2,704	$2,662

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$64	$74
Deferred income taxes	14	14
Accounts payable and accrued liabilities	419	429

Total current liabilities	497	517

Non-current liabilities	150	147
Long-term debt	494	480
Deferred income taxes	120	121
Minority interest in subsidiaries	18	19
Redeemable common stock (529,300 and 1,227,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively) stated at redemption value	18	44
Share-based payments subject to redemption	6	4
Stockholders’ equity
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 74,790,474 and 74,092,774 shares issued at March 31, 2007 and December 31, 2006, respectively	1	1
Additional paid in capital	1,077	1,051
Less: Treasury stock (common stock; 1,074,519 and 1,017,207 shares at March 31, 2007 and December 31, 2006, respectively) at cost	(30)	(27)
Accumulated other comprehensive loss	(217)	(223)
Retained earnings	570	528

Total stockholders’ equity	1,401	1,330

Total liabilities and equity	$2,704	$2,662

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(In millions)	Three Months Ended
	March 31,
	2007	2006
Net income	$50	$23
Comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $6 and $6, respectively	(9)	(9)
Reclassification adjustment for losses on cash flow hedges included in net income, net of income tax effect of $— and $2, respectively	—	4
Currency translation adjustment	15	23

Comprehensive income	$56	$41

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY
		Additional		Accumulated Other		Redeemable	Share-based
	Common	Paid-In	Treasury	Comprehensive	Retained	Common	Payments Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Stock	Redemption

Balance, December 31, 2006	$1	$1,051	$(27)	$(223)	$528	$44	$4

Net income					50
Dividends declared					(7)
Losses on cash flow hedges, net of income tax effect of $6				(9)
Repurchases of common stock			(7)
Issuance of common stock on exercise of stock options			2
Share-based compensation			2				2
Change in fair value and number of shares of redeemable common stock		26				(26)
Currency translation adjustment				15
Cumulative effect of adopting FIN 48					(1)

Balance, March 31, 2007	$1	$1,077	$(30)	$(217)	$570	$18	$6

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Three Months Ended March 31,
	2007	2006
Cash provided by (used for) operating activities:
Net income	$50	$23
Non-cash charges (credits) to net income:
Depreciation	31	28
Minority interest in earnings	1	1
Changes in working capital:
Accounts receivable and prepaid items	(31)	(11)
Inventories	(7)	(3)
Accounts payable and accrued liabilities	6	(42)
Other	8	9

Cash provided by operating activities	58	5

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(32)	(37)
Payments for acquisitions (net of cash acquired of $7)	(59)	—
Other	—	1

Cash used for investing activities	(91)	(36)

Cash provided by (used for) financing activities:
Proceeds from borrowings	29	14
Payments on debt	(27)	(5)
Repurchase of common stock	(7)	—
Issuance of common stock	2	3
Dividends paid (including to minority interest shareholders)	(8)	(7)

Cash provided by (used for) financing activities	(11)	5

Decrease in cash and cash equivalents	(44)	(26)
Cash and cash equivalents, beginning of period	131	116

Cash and cash equivalents, end of period	$87	$90

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
1. Interim Financial Statements
     References to the “Company” are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended March 31, 2007 and 2006, and the financial position of the Company as of March 31, 2007. The results for the interim periods are not necessarily indicative of the results expected for the full years.
2. Acquisitions
     On February 12, 2007, the Company acquired the food business assets of SPI Polyols, a subsidiary of ABF North America Holdings, Inc., and the common shares of an SPI unit that owned the 50 percent of Getec Guanabara Quimica Industrial S.A. (“GETEC”) not previously held by Corn Products International. GETEC is a major Brazilian producer of polyols, including liquid sorbitol and mannitol, and anhydrous dextrose, for the personal care, food, candy and confectionary, and pharmaceutical markets. The Company paid approximately $66 million in cash to complete this acquisition, which was accounted for under the purchase method of accounting. Goodwill of approximately $49 million was recorded. Effective with the acquisition, GETEC, which was previously accounted for as a non-controlled affiliate under the equity method, became a consolidated subsidiary of the Company.
3. Share-Based Compensation
     The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment.”
     A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended
	March 31,
(in millions)	2007	2006
Total stock-based compensation expense included in net income	$3.8	$2.1
Income tax benefit related to stock-based compensation included in net income	1.3	0.8

Stock Options:
     Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options are exercisable upon vesting, which occurs for grants issued in 2007 evenly over a three year period at the anniversary dates of the date of grant, and have a term of 10 years. Stock options granted prior to 2007 are exercisable upon vesting, which occurs in 50 percent increments at the one and two year anniversary dates of the date of grant, and also have a term of 10 years. Compensation expense is recognized on a straight-line basis for awards.
     The Company granted non-qualified options to purchase 763,000 shares of the Company’s common stock during the quarter ended March 31, 2007.
     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	March 31,	March 31,
	2007	2006
Expected life (in years)	5.3	5.3
Risk-free interest rate	4.76%	4.2%
Expected volatility	26.75%	27.75%
Expected dividend yield	0.98%	1.08%
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
     Stock option activity for the three months ended March 31, 2007 was as follows:

		Weighted	Average Remaining
	Number of	Average Exercise	Contractual Term	Aggregate
(dollars and shares in thousands)	Options	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2006	4,350	$19.45
Granted	763	33.80
Exercised	(82)	18.05
Cancelled	(4)	25.83

Outstanding at March 31, 2007	5,027	21.65	6.80	$73,901

Options exercisable at March 31, 2007	3,728	18.54	5.90	$66,410
     For the three months ended March 31, 2007, cash received from the exercise of stock options was $2 million and the income tax benefit realized from the exercise of stock options was $0.2 million. As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $10 million, which will be amortized over the weighted-average period of approximately 1.6 years.

     Additional information pertaining to stock option activity is as follows:

	Three Months Ended
(dollars in thousands, except per share)	March 31,
	2007	2006
Weighted average grant date fair value of stock options granted (per share)	$10.33	$7.70
Total intrinsic value of stock options exercised	$1,400	$2,275
     Restricted Shares of Common Stock:
     The Company has granted restricted stock to certain employees that vest after a designated service period ranging from three to five years. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant. Expense recognized for the three months ended March 31, 2007 and 2006 was $0.3 million and $0.2 million, respectively.
     The following table summarizes restricted share activity for the three month period ended March 31, 2007.

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2006	169	$21.00
Granted	77	33.61
Vested	—	—
Cancelled	(2)	30.97

Non-vested at March 31, 2007	244	24.94

     As of March 31, 2007, the total remaining unrecognized compensation cost related to restricted stock amounted to $4.5 million, which will be amortized on a weighted-average basis over 2.6 years.
     Restricted Stock Units:
     Under the compensation agreement with the Board of Director’s at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of restricted stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested. Restricted stock units under this plan vest immediately. The compensation expense relating to this plan was $0.2 million in both first quarter 2007 and 2006. At March 31, 2007, there are approximately 170,000 restricted stock units outstanding under this plan at a value of $4.5 million.

Long-Term Incentive Plans
     Equity-Classified Awards:
     The Company has a long term incentive plan for Officers under which performance shares are awarded. These awards are classified as equity under SFAS 123R. The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return of capital employed versus a target percentage. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the goal and is reviewed at the end of each reporting period. The Company recognized compensation expense of $1.9 million and $0.4 million under this plan for first quarter 2007 and 2006, respectively. The total compensation cost for these awards is being amortized over a three year period. As of March 31, 2007 the total remaining unrecognized compensation cost relating to this plan was $6.2 million which will be amortized over the remaining requisite service period of 2.75 years. This amount may vary each reporting period based on changes in the probability of attaining the goal.
4. Inventories
     Inventories are summarized as follows:

	At	At
	March 31,	December 31,
(in millions)	2007	2006
Finished and in process	$150	$127
Raw materials	135	144
Manufacturing supplies and other	55	50

Total inventories	$340	$321

5. Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes.
     The Company adopted FIN 48 as of the beginning of the Company’s 2007 fiscal year. The cumulative effect of the adoption of FIN 48 was reflected as a reduction in the beginning balance of retained earnings of $1 million. As of January 1, 2007, the gross amount of the liability related to unrecognized tax benefits was $16 million. Of this total, $13 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods.

     The Company accounts for interest and penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $4 million as of January 1, 2007.
     The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions. The Internal Revenue Service (“IRS”) has concluded its audit of all years through 2004. The Company remains subject to potential examination in Canada for the years 2000 to 2006, Brazil for the years 2001 to 2006 and in Korea and Mexico for the years 2002 to 2006.
     It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of January 1, 2007. The Company currently estimates that such increases or decreases will not be significant.
6. Debt
     On April 10, 2007, the Company sold $200 million of 6.0 percent Senior Notes due April 15, 2017 and $100 million of 6.625 percent Senior Notes due April 15, 2037. Interest on the notes will be paid semi-annually on April 15 and October 15, beginning on October 15, 2007. The notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured, senior indebtedness. The Company may redeem the notes, in whole at any time or in part from time to time, at its option at a redemption price equal to the greater of: (i) 100 percent of the principal amount of the notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable Indenture), plus, in the case of the 2017 notes, 25 basis points and plus, in the case of the 2037 notes, 30 basis points, plus, in each case, accrued interest thereon to the date of redemption. The net proceeds from the sale of the notes will be used by the Company to repay its $255 million 8.25 percent Senior Notes at the maturity date of July 15, 2007 (including accrued interest thereon), and for general corporate purposes. Accordingly, the 8.25 percent Senior Notes are included in long-term debt in the Company’s Condensed Consolidated Balance Sheets.
     In anticipation of the refinancing of the 8.25 percent Senior Notes, in 2006 the Company had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for the $200 million 6.0 percent Senior Notes due April 15, 2007. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and the Company paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and will be amortized to financing costs over the ten-year term of the $200 million 6.0 percent Senior Notes due April 15, 2017.
     In February 2007, Corn Products Brasil — Ingredientes Industriais Ltda., the Company’s wholly-owned Brazilian subsidiary, entered into two floating rate government export loans totaling $23 million to finance the acquisition of the remaining ownership interest in GETEC. The notes are local currency denominated obligations that mature in January 2010.

7. Redeemable Common Stock
     The Company has an agreement (the “put option”) with certain common stockholders (collectively the “holder”) that provides the holder with the right to require the Company to repurchase the underlying common shares for cash at a price equal to the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding the date that the holder exercises the put option. The put option is exercisable at any time until January 2010 when it expires. The holder can also elect to sell the common shares on the open market, subject to certain restrictions. The common shares subject to the put option are classified as redeemable common stock in the Company’s Condensed Consolidated Balance Sheets.
     During the first quarter of 2007 the holder sold 697,700 shares of redeemable common stock in open market transactions, thereby reducing the number of redeemable common shares to 529,300 shares at March 31, 2007. The carrying value of the redeemable common stock was $18 million at March 31, 2007 and $44 million at December 31, 2006, based on the average of the closing per share market prices of the Company’s common stock for the 20 trading days immediately preceding the respective balance sheet dates ($33.44 per share and $35.86 per share at March 31, 2007 and December 31, 2006, respectively). Adjustments to mark the redeemable common stock to market value are recorded directly against additional paid-in capital in the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheets.
8. Segment Information
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

	Three Months Ended
	March 31,
(in millions)	2007	2006
Net Sales
North America	$467.8	$376.3
South America	200.4	150.9
Asia/Africa	93.7	87.6

Total	$761.9	$614.8

Operating Income
North America	$61.1	$24.4
South America	25.0	19.7
Asia/Africa	14.3	13.0
Corporate	(12.6)	(10.9)

Total	$87.8	$46.2

	At	At
(in millions)	March 31, 2007	December 31, 2006
Total Assets
North America	$1,511	$1,539
South America	716	667
Asia/Africa	477	456

Total	$2,704	$2,662

9. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 10 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three months ended March 31, 2007 and 2006:

(in millions)	US Plans		Non-US Plans
	2007	2006	2007	2006

Service cost	$0.7	$0.7	$0.6	$0.7
Interest cost	1.0	0.9	1.5	1.4
Expected return on plan assets	(1.0)	(1.0)	(1.7)	(1.7)
Amortization of prior service cost	—	0.1	—	—
Amortization of net actuarial loss	0.2	0.1	0.4	0.3

Net pension cost	$0.9	$0.8	$0.8	$0.7

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expects to make cash contributions of $7 million to its Canadian pension plans, and is considering an optional cash contribution to its US plan, in 2007. As of March 31, 2007, approximately $2 million in pension contributions had been made to the Canadian pension plan, and the Company is still considering an optional cash contribution to its US plan.

     The following sets forth the components of net postretirement benefit cost for the three months ended March 31, 2007 and 2006:

(in millions)
	2007	2006

Service cost	$0.4	$0.4
Interest cost	0.7	0.6
Amortization of prior service benefit	—	(0.1)
Amortization of net actuarial loss	—	0.1

Net postretirement benefit cost	$1.1	$1.0

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
     First quarter 2007 was an outstanding period for us as we set record highs for net sales, operating income, net income and diluted earnings per common share. While all three of our geographic regions contributed to this growth, this record performance was largely driven by increased sales and earnings in our North American business. Given our strong first quarter, we currently expect that full year 2007 diluted earnings per common share should increase in the range of 29 to 41 percent over the $1.63 we earned in 2006, to $2.10 to $2.30 per diluted common share. Our previous full year 2007 diluted earnings per share guidance was $1.84 to $2.01.
Results of Operations
For The Three Months Ended March 31, 2007
With Comparatives for the Three Months Ended March 31, 2006
     Net Income. Net income for the quarter ended March 31, 2007 increased to $50.0 million, or $0.66 per diluted common share, from $23.4 million, or $0.31 per diluted common share, in the first quarter of 2006. The increase in net income primarily reflects a significant increase in operating income driven principally by improved North American results.
     Net Sales. First quarter net sales totaled $762 million, up 24 percent from first quarter 2006 net sales of $615 million. The increase reflects a 20 percent price/product mix improvement, 3 percent volume growth and a 1 percent benefit from foreign currency translation attributable to stronger South American and Asian currencies.
     North American net sales for first quarter 2007 increased 24 percent to $468 million, from $376 million in the same period last year, as price/product mix improvement of 26 percent more than offset a 1 percent volume reduction and a 1 percent decline from currency translation attributable to a weaker Canadian dollar. In South America, first quarter 2007 net sales increased 33 percent to $200 million, from $151 million in first quarter 2006, reflecting price/product mix improvement of 17 percent, volume growth of 13 percent and a 3 percent improvement attributable to stronger South American currencies. In Asia/Africa, first quarter

2007 net sales increased 7 percent to $94 million, from $88 million in the year-ago period, reflecting a 4 percent increase attributable to stronger Asian currencies, 2 percent volume growth and a 1 percent price/product mix improvement.
     Cost of Sales and Operating Expenses. Cost of sales of $616 million for first quarter 2007 was up 18 percent from $522 million in the prior year period, mainly attributable to higher corn costs and increased sales volume. Gross profit margin was 19 percent, up from 15 percent last year, principally reflecting improved profitability and margins in North America.
     First quarter 2007 operating expenses increased to $57.6 million from $47.7 million last year, primarily reflecting higher compensation-related costs, operating expenses of acquired businesses and stronger foreign currencies. First quarter 2007 operating expenses, as a percentage of net sales, were 7.6 percent, down from 7.8 percent a year ago.
     Operating Income. First quarter 2007 operating income increased 90 percent to $87.8 million from $46.2 million a year ago, as earnings were up in all of our regions. North America operating income increased 150 percent to $61.1 million from $24.4 million a year ago, as earnings grew throughout the region driven principally by higher product selling prices that more than offset increased corn costs. Lower energy costs also contributed to the earnings improvement in the region. South America operating income increased 27 percent to $25.0 million in first quarter 2007 from $19.7 million a year ago as earnings growth in Brazil and in the Andean region of South America more than offset lower results in the Southern Cone of South America, where higher corn and energy costs have reduced profit margins. Asia/Africa operating income increased 10 percent to $14.3 million, from $13.0 million a year ago. This increase primarily reflects higher earnings in Pakistan and Thailand, which more than offset lower results in South Korea where sales volume and selling prices are under pressure.
     Financing Costs-net. Financing costs for first quarter 2007 increased to $9.9 million from $6.6 million a year ago. This increase primarily reflects a decrease in capitalized interest, along with higher interest rates and outstanding borrowings. An increase in foreign currency transaction losses and a reduction in interest income also contributed to the higher financing costs.
     Provision for Income Taxes. The effective income tax rate for the first quarter of 2007 decreased to 34.0 percent from 38.9 percent a year ago, principally due to a change in anticipated income mix.
     Minority Interest in Earnings. Minority interest for first quarter 2007 was $1.4 million, up from $0.8 million last year, primarily reflecting earnings growth in Pakistan.
     Comprehensive Income. We recorded comprehensive income of $56 million for the first quarter of 2007, up from $41 million in the same period last year. The increase principally reflects our improved net income, which more than offset an unfavorable year over year variance in the currency translation adjustment.
Liquidity and Capital Resources
     Cash provided by operating activities was $58 million for first quarter 2007, as compared with $5 million in the prior year period. The increase in operating cash flow was driven principally by our net income growth and an improvement in working capital as compared with the prior year period. Capital expenditures of $32 million for first quarter 2007 are in line with our capital spending plan for the year, which is currently expected to approximate $145 million for full year 2007.
     On February 12, 2007, we acquired the food business assets of SPI Polyols, a subsidiary of ABF North America Holdings, Inc., and the common shares of an SPI unit that owned the 50 percent of GETEC not previously held by us. See Note 2 of the notes to the condensed consolidated financial statements for additional information concerning this acquisition. We paid approximately $66 million in cash to complete this acquisition, which was accounted for under the purchase method of accounting. Goodwill of approximately $49 million was recorded. Effective with the acquisition, GETEC, which was previously accounted for as a non-controlled affiliate under the equity method, became a consolidated subsidiary of the Company. At December 31, 2006, our investment in GETEC was approximately $28 million.
     We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). At March 31, 2007, there were no borrowings outstanding under the Revolving Credit Agreement. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At March 31, 2007, we had total debt outstanding of $558 million, compared to $554 million at December 31, 2006. The debt outstanding includes $255 million (face amount) of 8.25 percent senior notes due July 15, 2007, $200 million (face amount) of 8.45 percent senior notes due 2009 and $104 million of consolidated subsidiary debt, consisting of local country borrowings. Approximately $64 million of the consolidated subsidiary debt represents short-term borrowings. The weighted average interest rate on our total indebtedness was approximately 8.2 percent for the first three months of 2007, up from 7.6 percent in the comparable prior year period.
     On April 10, 2007, we sold $200 million of 6.0 percent Senior Notes due April 15, 2017 and $100 million of 6.625 percent Senior Notes due April 15, 2037. Interest on the notes will be paid semi-annually on April 15 and October 15, beginning on October 15, 2007. The notes are unsecured obligations of ours and rank equally with our other unsecured, senior indebtedness. We may redeem the notes, in whole at any time or in part from time to time, at our option. See Note 6 of the notes to the condensed consolidated financial statements for additional information concerning the notes. The net proceeds from the sale of the notes will be used to repay our $255 million 8.25 percent Senior Notes at the maturity date of July 15, 2007 (including accrued interest thereon), and for general corporate purposes. Accordingly, the 8.25 percent Senior Notes are included in long-term debt in our Condensed Consolidated Balance Sheets.
     In anticipation of the refinancing of our 8.25 percent Senior Notes, in 2006 we had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for the $200 million 6.0 percent Senior Notes due April 15, 2007. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and we paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and will be amortized to financing costs over the ten-year term of the $200 million 6.0 percent Senior Notes due April 15, 2017. At December 31, 2006, the unrealized loss on the T-Locks approximated $3 million.
     In February 2007, Corn Products Brasil — Ingredientes Industriais Ltda., our wholly-owned Brazilian subsidiary, entered into two floating rate government export loans totaling $23 million to finance the acquisition of the remaining ownership interest in GETEC. The notes are local currency denominated obligations that mature in January 2010.

     During the first quarter of 2007 the holder of our redeemable common stock sold 697,700 shares of such common stock in open market transactions, thereby reducing the number of redeemable common shares to 529,300 shares at March 31, 2007. The carrying value of the redeemable common stock was $18 million at March 31, 2007 and $44 million at December 31, 2006, based on the average of the closing per share market prices of our common stock for the 20 trading days immediately preceding the respective balance sheet dates ($33.44 per share and $35.86 per share at March 31, 2007 and December 31, 2006, respectively). See Note 7 of the notes to the condensed consolidated financial statements for additional information.
     On March 21, 2007, our board of directors declared a quarterly cash dividend of $0.09 per share of common stock. This dividend was paid on April 25, 2007 to stockholders of record at the close of business on April 5, 2007.
     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, acquisitions, dividends and other investing and/or financing strategies for the foreseeable future.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2007.
New Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, (“FIN 48”), to clarify certain aspects of accounting for uncertain income tax positions, including issues related to the recognition and measurement of such income tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Among other things, FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance with respect to the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, we adopted the provisions of FIN 48 by recognizing a $1 million cumulative effect charge to our opening retained earnings balance in our Condensed Consolidated Balance Sheet. See also Note 5 of the notes to the condensed consolidated financial statements.
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

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Among other things, SFAS 158 requires companies to: (i) recognize in the balance sheet, a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, to record the funded status of defined benefit pension and other post-retirement benefit plans; (ii) measure plan assets and obligations that determine its funded status as of the end of the company’s fiscal year; and (iii) recognize in comprehensive income the changes in the funded status of a defined benefit pension and postretirement plan in the year in which the changes occur. As required, we adopted the recognition and disclosure provisions of SFAS 158 effective December 31, 2006 in our annual report on Form 10-K for the year then ended. The requirement to measure the plan assets and benefit obligations as of the year-end balance sheet date is effective for fiscal years ending after December 15, 2008. We do not expect that the eventual change to using a year-end balance sheet measurement date will have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities the option to measure certain financial assets and liabilities at fair value at specified election dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect, if any, that the adoption of this statement might have on our consolidated financial statements.
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements are subject to certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide markets for corn and other commodities and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; fluctuations in the value of local currencies, energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; our ability to effectively integrate acquired businesses; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism; stock market fluctuation and volatility; and our ability to maintain sales and pricing levels of HFCS in Mexico. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these risks see Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports on Forms 10-Q or 8-K.
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, and is incorporated herein by reference. Except for the item referenced below, there have been no material changes to our market risk during the three months ended March 31, 2007.
     As described in Note 6 of the notes to the condensed consolidated financial statements, on April 10, 2007, we sold $200 million of 6.0 percent Senior Notes due April 15, 2017 and $100 million of 6.625 percent Senior Notes due April 15, 2037. Interest on the notes will be paid semi-annually on April 15 and October 15, beginning on October 15, 2007. The notes are unsecured obligations of ours and rank equally with our other unsecured, senior indebtedness. We may redeem the notes, in whole at any time or in part from time to time, at our option at a redemption price equal to the greater of: (i) 100 percent of the principal amount of the notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable Indenture), plus, in the case of the 2017 notes, 25 basis points and plus, in the case of the 2037 notes, 30 basis points, plus, in each case, accrued interest thereon to the date of redemption.
     In anticipation of the refinancing of our 8.25 percent Senior Notes, in 2006 we had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for the $200 million 6.0 percent Senior Notes due April 15, 2007. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and we paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and will be amortized to financing costs over the ten-year term of the $200 million 6.0 percent Senior Notes due April 15, 2017.

     In February 2007, Corn Products Brasil — Ingredientes Industriais Ltda., our wholly-owned Brazilian subsidiary, entered into two floating rate government export loans totaling $23 million to finance the acquisition of the remaining ownership interest in GETEC. The notes are local currency denominated obligations that mature in January 2010.
ITEM 4
CONTROLS AND PROCEDURES
     Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal controls over financial reporting that were identified during the evaluation that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased as	Value) of Shares
	Total	Price	part of Publicly	that may yet be
	Number	Paid	Announced Plans or	Purchased Under the
(shares in thousands)	Of Shares Purchased	Per Share	Programs	Plans or Programs

Jan. 1 — Jan. 31, 2007	—	—	—	1,448 shares
Feb. 1 — Feb. 28, 2007	—	—	—	1,448 shares
March 1 — March 31, 2007	215	30.87	215	1,233 shares

Total	215		—
     The Company has a stock repurchase program, which runs through February 28, 2010, that permits the Company to repurchase up to 4 million shares of its outstanding common stock. As of March 31, 2007, the Company had repurchased 2.77 million shares under the program, leaving 1.23 million shares available for repurchase.
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

CORN PRODUCTS INTERNATIONAL, INC.
DATE: May 8, 2007	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: May 8, 2007	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

4.8	Third Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 10, 2007 (Commission file No. 1-13397)).

4.9	Fourth Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 10, 2007 (Commission file No. 1-13397)).

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002