Form 10-Q
period 2007-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2007-08-07
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT July 31, 2007
Common Stock, $.01 par value	74,838,009 shares

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales before shipping and handling costs	$917.0	$701.0	$1,733.6	$1,366.8
Less: shipping and handling costs	60.0	56.1	114.8	107.1

Net sales	857.0	644.9	1,618.8	1,259.7
Cost of sales	701.5	540.4	1,317.2	1,062.4

Gross profit	155.5	104.5	301.6	197.3

Operating expenses	64.9	49.4	122.5	97.2
Other income (expense)-net	—	2.0	(0.8)	3.2

Operating income	90.6	57.1	178.3	103.3
Financing costs-net	12.9	7.6	22.7	14.2

Income before income taxes and minority interest	77.7	49.5	155.6	89.1
Provision for income taxes	25.5	18.3	52.0	33.7

	52.2	31.2	103.6	55.4
Minority interest in earnings	1.6	1.1	3.0	1.9

Net income	$50.6	$30.1	$100.6	$53.5

Weighted average common shares outstanding:
Basic	74.8	73.9	74.6	74.0
Diluted	76.6	75.3	76.4	75.4

Earnings per common share:
Basic	$0.68	$0.41	$1.35	$0.72
Diluted	$0.66	$0.40	$1.32	$0.71
See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM I
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except share and per share amounts)	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$396	$131
Accounts receivable — net	414	357
Inventories	365	321
Prepaid expenses	16	12
Deferred income taxes	16	16

Total current assets	1,207	837

Property, plant and equipment — net	1,428	1,356
Goodwill and other intangible assets	428	381
Deferred income taxes	—	1
Investments	6	33
Other assets	83	54

Total assets	$3,152	$2,662

Liabilities and equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$353	$74
Deferred income taxes	14	14
Accounts payable and accrued liabilities	457	429

Total current liabilities	824	517

Non-current liabilities	159	147
Long-term debt	540	480
Deferred income taxes	112	121
Minority interest in subsidiaries	20	19
Redeemable common stock (500,000 and 1,227,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively) stated at redemption value	22	44
Share-based payments subject to redemption	8	4
Stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value — none issued	—	--
Common stock — authorized 200,000,000 shares-$0.01 par value — 74,819,774 and 74,092,774 shares issued at June 30, 2007 and December 31, 2006, respectively	1	1
Additional paid in capital	1,073	1,051
Less: Treasury stock (common stock; 494,715 and 1,017,207 shares at June 30, 2007 and December 31, 2006, respectively) at cost	(14)	(27)
Accumulated other comprehensive loss	(207)	(223)
Retained earnings	614	528

Total stockholders’ equity	1,467	1,330

Total liabilities and equity	$3,152	$2,662

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Net income	$51	$30	$101	$54
Comprehensive income (loss):
Losses on cash flow hedges, net of income tax effect of $6, $5, $12 and $11, respectively	(10)	(9)	(20)	(19)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $13, $1, $13 and $3, respectively	(21)	1	(21)	6
Currency translation adjustment	42	3	57	26

Comprehensive income	$62	$25	$117	$67

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY
							Share-based
		Additional		Accumulated Other		Redeemable	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Common	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Stock	Redemption

Balance, December 31, 2006	$1	$1,051	$(27)	$(223)	$528	$44	$4

Net income					101
Dividends declared					(14)
Losses on cash flow hedges, net of income tax effect of $12				(20)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $13				(21)
Repurchases of common stock			(7)
Issuance of common stock on exercise of stock options		(5)	17
Share-based compensation		5	3				4
Change in fair value and number of shares of redeemable common stock		22				(22)
Currency translation adjustment				57
Cumulative effect of adopting FIN 48					(1)

Balance, June 30, 2007	$1	$1,073	$(14)	$(207)	$614	$22	$8

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2007	2006
Cash provided by (used for) operating activities:
Net income	$101	$54
Non-cash charges (credits) to net income:
Depreciation	62	55
Minority interest in earnings	3	2
Changes in working capital:
Accounts receivable and prepaid items	(83)	(17)
Inventories	(26)	(34)
Accounts payable and accrued liabilities	8	(15)
Other	2	7

Cash provided by operating activities	67	52

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(69)	(76)
Payments for acquisitions (net of cash acquired of $7)	(59)	--
Other	1	--

Cash used for investing activities	(127)	(76)

Cash provided by (used for) financing activities:
Proceeds from borrowings	355	14
Payments on debt	(24)	(21)
Repurchase of common stock	(7)	(23)
Issuance of common stock	12	5
Dividends paid (including to minority interest shareholders)	(16)	(13)
Excess tax benefit on share based compensation	3	1
Other	1	--

Cash provided by (used for) financing activities	324	(37)

Effect of foreign exchange rate changes on cash	1	2

Increase (decrease) in cash and cash equivalents	265	(59)
Cash and cash equivalents, beginning of period	131	116

Cash and cash equivalents, end of period	$396	$57

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
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2007 and 2006, and the financial position of the Company as of June 30, 2007. The results for the interim periods are not necessarily indicative of the results expected for the full years.
     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously recorded net income.
2. Acquisitions
     On February 12, 2007, the Company acquired the food business assets of SPI Polyols, a subsidiary of ABF North America Holdings, Inc., and the common shares of an SPI unit that owned the 50 percent of Getec Guanabara Quimica Industrial S.A. (“GETEC”) not previously held by Corn Products International. GETEC is a major Brazilian producer of polyols, including liquid sorbitol and mannitol, and anhydrous dextrose, for the personal care, food, candy and confectionary, and pharmaceutical markets. The Company paid approximately $66 million in cash to complete this acquisition, which was accounted for under the purchase method of accounting. Goodwill of approximately $44 million was recorded. Effective with the acquisition, GETEC, which was previously accounted for as a non-controlled affiliate under the equity method, became a consolidated subsidiary of the Company.
3. Share-Based Compensation
     The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment.”
     A summary of information with respect to stock-based compensation is as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Total stock-based compensation expense included in net income	$3.9	$2.1	$7.7	$4.2
Income tax benefit related to stock-based compensation included in net income	1.3	0.8	2.6	1.6

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
     The Company granted non-qualified options to purchase 15,000 and 778,000 shares of the Company’s common stock during the three and six months ended June 30, 2007.
     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the three and six months ended:

	June 30, 2007	June 30, 2006
Expected life (in years)	5.3	5.3
Risk-free interest rate	4.76%	4.2%
Expected volatility	26.75%	27.75%
Expected dividend yield	0.98%	1.08%
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
     Stock option activity for the six months ended June 30, 2007 was as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(dollars and shares in thousands)	Options	Price	Term (Years)	Value
Outstanding at December 31, 2006	4,350	$19.45
Granted	778	33.93
Exercised	(658)	17.48
Cancelled	(30)	29.57

Outstanding at June 30, 2007	4,440	22.21	6.8	$98,605

Options exercisable at June 30, 2007	3,166	18.78	5.9	$59,453
     For the six months ended June 30, 2007, cash received from the exercise of stock options was $12 million and the excess income tax benefit realized from share-based compensation was approximately $3 million. As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $9 million, which will be amortized over the weighted-average period of approximately 1.9 years.

     Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share)	2007	2006	2007	2006
Weighted average grant date fair value of stock options granted (per share)	$12.45	$8.87	$10.37	$7.72
Total intrinsic value of stock options exercised	$13,204	$2,064	$14,604	$4,317
     Restricted Shares of Common Stock:
     The Company has granted restricted stock to certain employees that vest after a designated service period ranging from three to five years. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant. Expense recognized for the three months and six months ended June 30, 2007 was $0.3 million and $0.6 million, respectively, as compared to $0.2 million and $0.4 million in the comparable prior year periods.
     The following table summarizes restricted share activity for the six months ended June 30, 2007.

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2006	169	$21.00
Granted	83	34.22
Vested	—	—
Cancelled	(3)	29.21

Non-vested at June 30, 2007	249	25.35

     As of June 30, 2007, the total remaining unrecognized compensation cost related to restricted stock amounted to $4.3 million, which will be amortized on a weighted-average basis over 2.6 years.
     Restricted Stock Units:
     Under the compensation agreement with the Board of Directors at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of restricted stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested. Restricted stock units under this plan vest immediately. For the second quarter and first half of 2007, the compensation expense relating to this plan was $0.2 million and $0.4 million, respectively, unchanged from the prior year periods. At June 30, 2007, there are approximately 172,000 restricted stock units outstanding under this plan at a value of $4.6 million.

   Long-Term Incentive Plans
     Equity-Classified Awards:
     The Company has a long term incentive plan for Officers under which performance shares are awarded. These awards are classified as equity under SFAS 123R. The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return of capital employed versus a target percentage. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the goal and is reviewed at the end of each reporting period. For the second quarter and first half of 2007, the Company recognized compensation expense of $1.5 million and $3.4 million, respectively, as compared to $0.5 million and $0.9 million in the prior year periods. The total compensation cost for these awards is being amortized over a three year period. As of June 30, 2007 the total remaining unrecognized compensation cost relating to this plan was $5.5 million which will be amortized over the remaining requisite service period of 2.5 years. This amount may vary each reporting period based on changes in the probability of attaining the goal.
4. Inventories
     Inventories are summarized as follows:

	At	At
	June 30,	December 31,
(in millions)	2007	2006
Finished and in process	$146	$127
Raw materials	162	144
Manufacturing supplies and other	57	50

Total inventories	$365	$321

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
     In the second quarter of 2007, the Company made a deposit of approximately $17 million to the Canadian tax authorities relating to an ongoing audit examination. The Company is in the process of appealing the results of the audit and it is expected that the appeal process will not be concluded within the next twelve months. The Company believes that it has adequate reserves on its books to cover the most likely outcome of the appeal process.
     It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of January 1, 2007. The Company currently estimates that such increases or decreases will not be significant.
6. Debt
     On April 10, 2007, the Company sold $200 million of 6.0 percent Senior Notes due April 15, 2017 and $100 million of 6.625 percent Senior Notes due April 15, 2037. Interest on the notes will be paid semi-annually on April 15 and October 15, beginning on October 15, 2007. The notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured, senior indebtedness. The Company may redeem the notes, in whole at any time or in part from time to time, at its option at a redemption price equal to the greater of: (i) 100 percent of the principal amount of the notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable Indenture), plus, in the case of the 2017 notes, 25 basis points and plus, in the case of the 2037 notes, 30 basis points, plus, in each case, accrued interest thereon to the date of redemption. The net proceeds from the sale of the notes were used by the Company to repay its $255 million 8.25 percent Senior Notes at the maturity date of July 15, 2007 (including accrued interest thereon), and for general corporate purposes. The 8.25 percent Senior Notes are included in current maturities of long-term debt in the Company’s June 30, 2007 condensed consolidated balance sheet.
     In anticipation of the refinancing of the 8.25 percent Senior Notes, in 2006 the Company had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for the $200 million 6.0 percent Senior Notes due April 15, 2017. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and the Company paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and is being amortized to financing costs over the ten-year term of the $200 million 6.0 percent Senior Notes due April 15, 2017.
     In February 2007, Corn Products Brasil — Ingredientes Industriais Ltda. (“Corn Products Brazil”), the Company’s wholly-owned Brazilian subsidiary, entered into two floating rate government export loans totaling $23 million to finance the acquisition of the remaining ownership interest in GETEC. The notes are local currency denominated obligations that mature in January 2010.
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
     During the first half of 2007 the holder sold 727,000 shares of redeemable common stock in open market transactions, thereby reducing the number of redeemable common shares to 500,000 shares at June 30, 2007. The carrying value of the redeemable common stock was $22 million at June 30, 2007 and $44 million at December 31, 2006, based on the average of the closing per share market prices of the Company’s common stock for the 20 trading days immediately preceding the respective balance sheet dates ($43.09 per share and $35.86 per share at June 30, 2007 and December 31, 2006, respectively). Adjustments to mark the redeemable common stock to market value are recorded directly against additional paid-in capital in the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Net Sales
North America	$533.7	$397.9	$1,001.4	$774.1
South America	218.5	155.6	418.9	306.6
Asia/Africa	104.8	91.4	198.5	179.0

Total	$857.0	$644.9	$1,618.8	$1,259.7

Operating Income
North America	$68.4	$36.9	$129.5	$61.3
South America	25.9	16.6	50.9	36.3
Asia/Africa	11.7	15.0	26.0	28.0
Corporate	(15.4)	(11.4)	(28.1)	(22.3)

Total	$90.6	$57.1	$178.3	$103.3

	At	At
(in millions)	June 30, 2007	December 31, 2006
Total Assets
North America	$1,896	$1,539
South America	754	667
Asia/Africa	502	456

Total	$3,152	$2,662

9. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 10 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the three and six months ended June 30, 2007 and 2006:

	Three Months				Six Months
(in millions)	Ended June 30,				Ended June 30,

	US Plans		Non-US Plans		US Plans		Non-US Plans

	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$0.7	$0.7	$0.7	$0.7	$1.4	$1.4	$1.3	$1.3
Interest cost	1.0	0.9	1.6	1.4	2.0	1.8	3.3	2.9
Expected return on plan assets	(1.0)	(1.0)	(1.9)	(1.7)	(2.0)	(2.0)	(3.7)	(3.4)
Amortization of prior service cost	—	0.1	—	—	—	0.2	—	—
Amortization of net actuarial loss	0.2	0.1	0.4	0.3	0.3	0.2	0.8	0.7

Net pension cost	$0.9	$0.8	$0.8	$0.7	$1.7	$1.6	$1.7	$1.5

     The Company expects to make cash contributions of $7 million to its Canadian pension plans during 2007, of which $4 million had been made through June 30, 2007. The Company intends to make a $3 million cash contribution to its US plans in 2007.
     The following sets forth the components of net postretirement benefit cost for the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
(in millions)	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.7	0.6	1.4	1.2
Amortization of prior service benefit	—	(0.1)	—	(0.2)
Amortization of net actuarial loss	—	0.1	0.1	0.2

Net postretirement benefit cost	$1.1	$1.0	$2.3	$2.0

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients and industrial products derived from the wet milling and processing of corn and other starch-based materials. The corn refining industry is highly competitive. Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry. However, we have thirty manufacturing plants located throughout North America, South America and Asia/Africa and we manage and operate our businesses at a local level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer. Our starches are a staple of the food, paper, textile and corrugating industries. Our co-products include refined corn oil, corn gluten feed, corn gluten meal and steepwater.
     Second quarter and first half 2007 were outstanding periods for us as we set record highs for net sales, operating income, net income and diluted earnings per common share. This record performance was primarily driven by significantly higher sales and earnings in our North American and South American businesses. Given our strong first half, we currently expect that full year 2007 diluted earnings per common share should increase in the range of 44 to 56 percent over the $1.63 we earned in 2006, to $2.35 to $2.55 per diluted common share. Our previous full year 2007 diluted earnings per share guidance was $2.10 to $2.30.
Results of Operations
For The Three Months and Six Months Ended June 30, 2007
With Comparatives for the Three Months and Six Months Ended June 30, 2006
     Net Income. Net income for the quarter ended June 30, 2007 increased to $50.6 million, or $0.66 per diluted share, from $30.1 million, or $0.40 per diluted share, in the second quarter of 2006. Net income for the six months ended June 30, 2007 increased to $100.6 million, or $1.32 per diluted share, from $53.5 million, or $0.71 per diluted share, in the prior year period. The increase in net income for the second quarter and six months ended June 30, 2007 primarily reflects a significant increase in operating income driven by improved results in North America and South America.
     Net Sales. Second quarter net sales totaled $857 million, up 33 percent from second quarter 2006 net sales of $645 million. The increase reflects a 26 percent price/product mix improvement, 3 percent volume growth and a 4 percent benefit from foreign currency translation driven by stronger local currencies in South America and Asia/Africa. North American net sales for second quarter 2007 increased 34 percent to $534 million, from $398 million in the same period last year, reflecting a price/product mix improvement of 32 percent, volume growth of 1 percent and a 1 percent benefit from currency translation attributable to a stronger Canadian dollar. In South America, second quarter 2007 net sales grew 40 percent to $218 million, from $156 million in second quarter 2006. This increase reflects a 20 percent price/product mix improvement, a 12 percent benefit attributable to stronger South American currencies and volume growth of 8 percent. In Asia/Africa, second quarter 2007 net sales increased 15 percent to $105 million, from $91 million in the year-ago period, reflecting an 8 percent price/product mix improvement, 3 percent volume growth and a 4 percent increase attributable to stronger local currencies. Operations from recent acquisitions, including our December 2006 acquisition of DEMSA and our February acquisition of SPI Polyols and GETEC, contributed approximately $29 million of net sales in the second quarter of 2007.
     First half 2007 net sales grew 29 percent to $1.62 billion from $1.26 billion a year ago. The increase reflects a 23 percent price/product mix improvement, 3 percent volume growth and a 3 percent benefit from foreign currency translation primarily attributable to stronger local currencies in South America and Asia/Africa. In North America, net sales grew 29 percent to $1.00 billion from $774 million a year ago, reflecting price/product mix improvement. Volume in the region was flat and currency movement was relatively unchanged. In South America, net sales increased 37 percent to $419 million from $307 million in the prior year period. This increase reflects price/product mix improvement of 19 percent, volume growth of 11 percent and a 7 percent translation benefit related to stronger South American currencies. In Asia/Africa, net sales rose 11 percent to $199 million, from $179 million a year ago, reflecting a 5 percent price/product mix improvement, 3 percent volume growth and a 3 percent increase attributable to stronger local currencies. Operations from recent acquisitions, including our December 2006 acquisition of DEMSA and our February acquisition of SPI Polyols and GETEC, contributed approximately $47 million of net sales in the first half of 2007.
     Cost of Sales and Operating Expenses. Cost of sales of $702 million for second quarter 2007 was up 30 percent from $540 million in the prior year period. First half 2007 cost of sales increased 24 percent to $1.32 billion from $1.06 billion a year ago. These increases principally reflect higher corn costs and increased sales volume. Our gross profit margin for the second quarter and first half of 2007 was 18.1 percent and 18.6 percent, respectively, up from 16.2 percent and 15.7 percent last year. These increases principally reflect improved profitability and margins in North America and, to a lesser extent, in South America.
     Operating expenses for the second quarter and first half of 2007 increased to $64.9 million and $122.5 million, respectively, from $49.4 million and $97.2 million last year. These increases principally reflect higher compensation-related costs, operating expenses of acquired businesses and stronger foreign currencies. Operating expenses, as a percentage of net sales, was 7.6 percent for both the second quarter and first half of 2007, down slightly from 7.7 percent in both the second quarter and first half of 2006.
     Operating Income. Second quarter 2007 operating income increased 59 percent to $90.6 million from $57.1 million a year ago, as earnings growth in North America and South America more than offset lower earnings in Asia/Africa. North America operating income increased 85 percent to $68.4 million from $36.9 million a year ago, as earnings grew throughout the region driven principally by higher product selling prices and volume growth that more than offset increased corn costs. South America operating income of $25.9 million for second quarter 2007 increased 56 percent from $16.6 million in the prior year period, primarily reflecting earnings growth in Brazil. Asia/Africa operating income decreased 22 percent to $11.7 million, from $15.0 million a year ago, as lower earnings in South Korea where higher corn costs and a soft economy continued to pressure sales volumes and earnings, and to a lesser extent, in Thailand more than offset earnings growth in Pakistan.

     First half 2007 operating income increased 73 percent to $178.3 million from $103.3 million a year ago, as increased earnings in North America and South America more than offset a $2 million decline in Asia/Africa. North America operating income more than doubled to $129.5 million from $61.3 million a year ago, reflecting earnings growth throughout the region. South America operating income of $50.9 million for first half 2007 increased 40 percent from $36.3 million in the prior year period, as earnings growth in Brazil and, to a lesser extent, in the Andean region of South America, more than offset lower results in the Southern Cone of South America, where higher corn and energy costs have impacted profit margins. Asia/Africa operating income decreased 7 percent to $26.0 million, from $28.0 million a year ago, as lower earnings in South Korea and Thailand, more than offset earnings growth in Pakistan.
     Financing Costs-net. Financing costs for the second quarter and first half of 2007 rose 70 percent and 60 percent, respectively, from the prior year periods. These increases primarily reflect increased borrowings, a reduction in capitalized interest and an increase in foreign currency transaction losses. An increase in interest income driven by our investing of the proceeds from our $300 million April debt issuance (see Note 6 of the notes to the condensed consolidated financial statements) partially offset the higher interest expense.
     Provision for Income Taxes. Our effective income tax rate for the second quarter and first half of 2007 was 32.8 percent and 33.4 percent, respectively, as compared to 37 percent and 37.8 percent in the prior year periods. The rate reductions primarily reflect the effect of our anticipated income mix for full year 2007 as compared with 2006.
     Minority Interest in Earnings. The increase in minority interest for the second quarter and first half of 2007 primarily reflects earnings growth in Pakistan.
     Comprehensive Income. We recorded comprehensive income of $62 million for the second quarter of 2007, compared to comprehensive income of $25 million in the same period last year. For the first half of 2007, we recorded comprehensive income of $117 million, as compared with comprehensive income of $67 million a year ago. These increases principally reflect our net income growth and currency translation benefits attributable to a weaker US dollar, which more than offset losses on cash flow hedges associated with purchases of corn and natural gas.
Liquidity and Capital Resources
     Cash provided by operating activities was $67 million for first half 2007, as compared with $52 million in the prior year period. The increase in operating cash flow was driven principally by our net income growth, which more than offset a reduction in cash flow associated with working capital activities. Capital expenditures of $69 million for first half 2007 are in line with our capital spending plan for the year, which is currently expected to approximate $200 million.
     On February 12, 2007, we acquired the food business assets of SPI Polyols, a subsidiary of ABF North America Holdings, Inc., and the common shares of an SPI unit that owned the 50 percent of GETEC not previously held by us. See Note 2 of the notes to the condensed consolidated financial statements for additional information concerning this acquisition. We paid approximately $66 million in cash to complete this acquisition, which was accounted for under the purchase method of accounting. Goodwill of approximately $44 million was recorded. Effective with the acquisition, GETEC, which was previously accounted for as a non-controlled affiliate under the equity method, became a consolidated subsidiary of the Company. At December 31, 2006, our investment in GETEC was approximately $28 million.
     On April 10, 2007, we sold $200 million of 6.0 percent Senior Notes due April 15, 2017 and $100 million of 6.625 percent Senior Notes due April 15, 2037. Interest on the notes will be paid semi-annually on April 15 and October 15, beginning on October 15, 2007. The notes are unsecured obligations of ours and rank equally with our other unsecured, senior indebtedness. We may redeem the notes, in whole at any time or in part from time to time, at our option. See Note 6 of the notes to the condensed consolidated financial statements for additional information concerning the notes. The net proceeds from the sale of the notes were used to repay our $255 million 8.25 percent Senior Notes at the maturity date of July 15, 2007 (including accrued interest thereon), and for general corporate purposes.
     We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). At June 30, 2007, there were no borrowings outstanding under the Revolving Credit Agreement. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At June 30, 2007, we had total debt outstanding of $893 million, compared to $554 million at December 31, 2006. The debt includes the aforementioned $255 million 8.25 percent senior notes that were repaid on July 15, 2007 and included in current maturities of long-term debt in our June 30, 2007 condensed consolidated balance sheet. The debt outstanding also includes $200 million (face amount) of 8.45 percent senior notes due 2009, $200 million (face amount) of 6.0 percent senior notes due 2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $139 million of consolidated subsidiary debt consisting of local country borrowings. Approximately $98 million of the consolidated subsidiary debt represents short-term borrowings. The weighted average interest rate on our total indebtedness was approximately 7.8 percent for the first six months of 2007, up from 7.6 percent in the comparable prior year period.
     In anticipation of the refinancing of our 8.25 percent Senior Notes, in 2006 we had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for the $200 million 6.0 percent Senior Notes due April 15, 2017. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and we paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and is being amortized to financing costs over the ten-year term of the $200 million 6.0 percent Senior Notes due April 15, 2017. At December 31, 2006, the unrealized loss on the T-Locks approximated $3 million.
     In February 2007, Corn Products Brasil — Ingredientes Industriais Ltda. (“Corn Products Brazil”), our wholly-owned Brazilian subsidiary, entered into two floating rate government export loans totaling $23 million to finance the acquisition of the remaining ownership interest in GETEC. The notes are local currency denominated obligations that mature in January 2010.
     During the first half of 2007 the holder of our redeemable common stock sold 727,000 shares of such common stock in open market transactions, thereby reducing the number of redeemable common shares to 500,000 shares at June 30, 2007. The carrying value of the redeemable common stock was $22 million at June 30, 2007 and $44 million at December 31, 2006, based on the average of the closing per share market prices of our common stock for the 20 trading days immediately preceding the respective balance sheet dates ($43.09 per share and $35.86 per share at June 30, 2007 and December 31, 2006, respectively). See Note 7 of the notes to the condensed consolidated financial statements for additional information.
     On May 16, 2007, our board of directors declared a quarterly cash dividend of $0.09 per share of common stock. This dividend was paid on July 25, 2007 to stockholders of record at the close of business on June 28, 2007.
     In the second quarter of 2007, we made a deposit of approximately $17 million to the Canadian tax authorities relating to an ongoing audit examination. We are in the process of appealing the results of the audit and it is expected that the appeal process will not be concluded within the next twelve months. We believe that we have adequate reserves on our books to cover the most likely outcome of the appeal process.
     On July 1, 2007, Corn Products Brazil implemented a new global information system that will be installed on a worldwide basis over approximately a three-year period.
     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, acquisitions, dividends and other investing and/or financing strategies for the foreseeable future.
Contractual Obligations Update:
     Our 2006 Annual Report on Form 10-K contains a table that summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2006. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled approximately $16 million as of January 1, 2007 and June 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2007.
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
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, and is incorporated herein by reference. Except for the items referenced below, there have been no material changes to our market risk during the six months ended June 30, 2007.
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
     In anticipation of the refinancing of our 8.25 percent Senior Notes, in 2006 we had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for the $200 million 6.0 percent Senior Notes due April 15, 2017. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and we paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and is being amortized to financing costs over the ten-year term of the $200 million 6.0 percent Senior Notes due April 15, 2017.
     In February 2007, Corn Products Brazil, our wholly-owned Brazilian subsidiary, entered into two floating rate government export loans totaling $23 million to finance the acquisition of the remaining ownership interest in GETEC. The notes are local currency denominated obligations that mature in January 2010.
ITEM 4
CONTROLS AND PROCEDURES
     Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal controls over financial reporting that were identified during the evaluation that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
Between May and June of 2005, the Company and certain officers were named as defendants in five purported class action suits filed in the United States District Court for the Northern District of Illinois, all of which were consolidated in the matter of Monty Blatt v. Corn Products International, Inc. et al. (N.D. Ill. 05 C 3033). The complaints alleged violations of certain federal securities laws and sought unspecified damages on behalf of a purported class of purchasers of our common stock between January 25, 2005 and April 4, 2005. On June 19, 2007, the court preliminarily approved an agreement to settle this case. Under the terms of the settlement we agreed to make payments to claimants and counsel totaling $6.6 million, most of which we expect to be covered by insurance. The settlement contains no admission of wrongdoing by us or any of the other defendants.
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that may
	Number	Price	as part of Publicly	yet be Purchased
	Of Shares	Paid	Announced Plans	Under the Plans or
(shares in thousands)	Purchased	Per Share	or Programs	Programs
April 1 – April 30, 2007	—	—	—	1,233 shares
May 1 – May 31, 2007	—	—	—	1,233 shares
June 1 – June 30, 2007	—	—	—	1,233 shares

Total	—		—
     The Company has a stock repurchase program, which runs through February 28, 2010, that permits the Company to repurchase up to 4 million shares of its outstanding common stock. As of June 30, 2007, the Company had repurchased 2.77 million shares under the program, leaving 1.23 million shares available for repurchase.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders held on May 16, 2007, the following matters were submitted to a vote of security holders. The number of votes cast for, against, or withheld and the number of abstentions as to each such matter were as follows:
1. Election of Directors
     The following nominees for election as Directors of the Company were elected for terms expiring in the year indicated:

Name	Term Expires	Votes For	Votes Withheld
Karen L. Hendricks	2010	62,004,318	237,799
Bernard H. Kastory	2010	61,743,313	498,804
Barbara A. Klein	2010	61,740,878	501,238
Samuel C. Scott	2010	61,267,797	974,320
     The following other Directors of the Company are continuing in office for terms expiring in the year indicated:

Term
Name	Expires
Richard J. Almeida	2008
Guenther E. Greiner	2008
Gregory B. Kenny	2008
James M. Ringler	2008
Luis Aranguren — Trellez	2009
Paul Hanrahan	2009
William S. Norman	2009
2. Ratification of Appointment of Independent Auditors
     The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for 2007 with 61,742,578 votes cast in favor, 437,241 votes cast against and 62,296 votes abstained.
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

CORN PRODUCTS INTERNATIONAL, INC.
DATE: August 7, 2007	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: August 7, 2007	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002