Form 10-Q
period 2007-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2007-11-07
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 31, 2007
Common Stock, $.01 par value	74,836,185 shares

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6 EXHIBITS
SIGNATURES
EXHIBIT INDEX
Stock Incentive Plan
Supplemental Executive Retirement Plan
Annual Incentive Plan
Statement Re: Computation of Earnings Per Share
CEO Section 302 Certification
CFO Section 302 Certification
CEO Section 1350 Certification
CFO Section 1350 Certification

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2007	2006	2007	2006

Net sales before shipping and handling costs	$938.7	$733.4	$2,672.4	$2,100.3
Less: shipping and handling costs	61.3	59.2	176.1	166.3

Net sales	877.4	674.2	2,496.3	1,934.0
Cost of sales	735.7	562.0	2,053.0	1,624.5

Gross profit	141.7	112.2	443.3	309.5

Operating expenses	61.7	49.9	184.1	147.1
Other income-net	8.0	2.2	7.2	5.4

Operating income	88.0	64.5	266.4	167.8

Financing costs-net	10.0	6.6	32.8	20.7

Income before income taxes and minority interest	78.0	57.9	233.6	147.1
Provision for income taxes	25.8	20.0	77.8	53.7

	52.2	37.9	155.8	93.4
Minority interest in earnings	1.1	0.9	4.1	2.8

Net income	$51.1	$37.0	$151.7	$90.6

Weighted average common shares outstanding:
Basic	75.0	74.0	74.8	74.0
Diluted	77.0	75.5	76.7	75.4

Earnings per common share:
Basic	$0.68	$0.50	$2.03	$1.22
Diluted	$0.66	$0.49	$1.98	$1.20
     See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM I
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
(In millions, except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$157	$131
Accounts receivable – net	389	357
Inventories	380	321
Prepaid expenses	17	12
Deferred income taxes	17	16

Total current assets	960	837

Property, plant and equipment – net	1,450	1,356
Goodwill and other intangible assets – net	432	381
Deferred income taxes	2	1
Investments	12	33
Other assets	96	54

Total assets	$2,952	$2,662

Liabilities and equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$85	$74
Deferred income taxes	14	14
Accounts payable and accrued liabilities	457	429

Total current liabilities	556	517

Non-current liabilities	159	147
Long-term debt	535	480
Deferred income taxes	117	121
Minority interest in subsidiaries	20	19
Redeemable common stock (500,000 and 1,227,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively) stated at redemption value	23	44
Share-based payments subject to redemption	9	4
Stockholders’ equity
Preferred stock – authorized 25,000,000 shares- $0.01 par value – none issued	—	—
Common stock – authorized 200,000,000 shares- $0.01 par value – 74,819,774 and 74,092,774 shares issued at September 30, 2007 and December 31, 2006, respectively	1	1
Additional paid in capital	1,074	1,051
Less: Treasury stock (common stock; 470,067 and 1,017,207 shares at September 30, 2007 and December 31, 2006, respectively) at cost	(15)	(27)
Accumulated other comprehensive loss	(184)	(223)
Retained earnings	657	528

Total stockholders’ equity	1,533	1,330

Total liabilities and equity	$2,952	$2,662

     See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006

Net income	$51	$37	$152	$91
Comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $2, $6, $11 and $17, respectively	4	(10)	(17)	(29)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $-, $1, $12 and $4, respectively	1	2	(19)	7
Currency translation adjustment	18	4	75	31

Comprehensive income	$74	$33	$191	$100

     See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY						Share-based
		Additional		Accumulated Other		Redeemable	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Common	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Stock	Redemption

Balance, December 31, 2006	$1	$1,051	$(27)	$(223)	$528	$44	$4

Net income					152

Dividends declared					(22)

Losses on cash flow hedges, net of income tax effect of $11				(17)

Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $12				(19)

Repurchases of common stock			(10)

Issuance of common stock on exercise of stock options		(7)	20

Share-based compensation		9	2				5

Change in fair value and number of shares of redeemable common stock		21				(21)

Currency translation adjustment				75

Cumulative effect of adopting FIN 48					(1)

Balance, September 30, 2007	$1	$1,074	$(15)	$(184)	$657	$23	$9

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2007	2006
Cash provided by (used for) operating activities:
Net income	$152	$91
Non-cash charges (credits) to net income:
Depreciation	93	84
Minority interest in earnings	4	3
Changes in working capital:
Accounts receivable and prepaid items	(43)	(46)
Inventories	(39)	(43)
Accounts payable and accrued liabilities	—	13
Other	(18)	19

Cash provided by operating activities	149	121

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(105)	(116)
Payments for acquisitions (net of cash acquired of $7 in 2007)	(59)	(22)
Other	1	—

Cash used for investing activities	(163)	(138)

Cash provided by (used for) financing activities:
Proceeds from borrowings	337	21
Payments on debt	(281)	(31)
Issuance of common stock	13	19
Repurchase of common stock	(10)	(23)
Dividends paid (including to minority interest shareholders)	(24)	(20)
Excess tax benefit on share based compensation	4	5
Other	(1)	—

Cash provided by (used for) financing activities	38	(29)

Effect of foreign exchange rate changes on cash	2	2

Increase (decrease) in cash and cash equivalents	26	(44)
Cash and cash equivalents, beginning of period	131	116

Cash and cash equivalents, end of period	$157	$72

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
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2007 and 2006, and the financial position of the Company as of September 30, 2007. The results for the interim periods are not necessarily indicative of the results expected for the full years.
     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously recorded net income.
2. Acquisitions
     On February 12, 2007, the Company acquired the food business assets of SPI Polyols, a subsidiary of ABF North America Holdings, Inc., and the common shares of an SPI unit that owned the 50 percent of Getec Guanabara Quimica Industrial S.A. (“GETEC”) not previously held by Corn Products International. GETEC is a major Brazilian producer of polyols, including liquid sorbitol and mannitol, and anhydrous dextrose, for the personal care, food, candy and confectionary, and pharmaceutical markets. The Company paid approximately $66 million in cash to complete this acquisition, which was accounted for under the purchase method of accounting. Goodwill of approximately $46 million was recorded. Effective with the acquisition, GETEC, which was previously accounted for as a non-controlled affiliate under the equity method, became a consolidated subsidiary of the Company.
3. Share-Based Compensation
     The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment.”
     A summary of information with respect to share-based compensation is as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Total share-based compensation expense included in net income	$3.4	$2.2	$11.0	$6.4
Income tax benefit related to share-based compensation included in net income	1.1	0.8	3.7	2.3

Stock Options:
     Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options are exercisable upon vesting, which occurs for grants issued in 2007 evenly over a three year period at the anniversary dates of the date of grant, and have a term of 10 years. Stock options granted prior to 2007 are exercisable upon vesting, which occurs in 50 percent increments at the one and two year anniversary dates of the date of grant, and also have a term of 10 years. Compensation expense is recognized on a straight-line basis over the vesting period of the awards.
     During the nine months ended September 30, 2007, the Company granted non-qualified options to purchase 778,000 shares of the Company’s common stock. None of the options were granted in the third quarter.
     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2007	September 30, 2006
Expected life (in years)	5.3	5.3
Risk-free interest rate	4.76%	4.2%
Expected volatility	26.75%	27.8%
Expected dividend yield	0.98%	1.1%
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
     Stock option activity for the nine months ended September 30, 2007 was as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(dollars and shares in thousands)	Options	Price	Term (Years)	Value

Outstanding at December 31, 2006	4,350	$19.45
Granted	778	33.93
Exercised	(767)	17.46
Cancelled	(35)	29.72

Outstanding at September 30, 2007	4,326	22.32	6.6	$96,561

Options exercisable at September 30, 2007	3,058	18.83	5.7	$57,566
     For the nine months ended September 30, 2007, cash received from the exercise of stock options was $13 million and the excess income tax benefit realized from share-based compensation was approximately $4 million. As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $6.9 million, which will be amortized over the weighted-average period of approximately 1.5 years.
     Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share)	2007	2006	2007	2006
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$10.37	$7.72
Total intrinsic value of stock options exercised	$3,045	$13,993	$17,649	$18,330
     Restricted Shares of Common Stock:
     The Company has granted restricted stock to certain employees that vest after a designated service period ranging from three to five years. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant. Expense recognized for the three months and nine months ended September 30, 2007 was $0.4 million and $1 million, respectively, as compared to $0.2 million and $0.6 million in the comparable prior year periods.
     The following table summarizes restricted share activity for the nine months ended September 30, 2007.

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value

Non-vested at December 31, 2006	169	$21.00
Granted	83	34.22
Vested	(30)	14.48
Cancelled	(3)	29.21

Non-vested at September 30, 2007	219	26.83

     As of September 30, 2007, the total remaining unrecognized compensation cost related to restricted stock amounted to $3.9 million, which will be amortized on a weighted-average basis over approximately 2.5 years.
     Restricted Stock Units:
     The Company’s non-employee directors are required to defer at least 50 percent of their compensation. The deferred compensation is based upon the directors’ election of the minimum 50 percent or a greater amount and is awarded as restricted stock units under the Company’s Stock Incentive Plan with deemed dividends being reinvested. These restricted stock units vest immediately. For the third quarter and first nine months of 2007, the compensation expense relating to the directors deferred compensation was $0.2 million and $0.6 million, respectively, unchanged from the prior year periods. At September 30, 2007, there are approximately 178,000 restricted stock units outstanding under this program at a value of $4.9 million.

Long-Term Incentive Plans
     Equity-Classified Awards:
     The Company has a long term incentive plan for officers under which performance shares are awarded. These awards are classified as equity under SFAS 123R. The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed versus a target percentage. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the goal and is reviewed at the end of each reporting period. For the third quarter and first nine months of 2007, the Company recognized compensation expense of $1 million and $4.3 million, respectively, as compared to $0.4 million and $1.3 million in the prior year periods. The total compensation cost for these awards is being amortized over a three year period. As of September 30, 2007 the total remaining unrecognized compensation cost relating to this plan was $4.5 million which will be amortized over the remaining requisite service period of 2.25 years. This amount may vary each reporting period based on changes in the probability of attaining the goal.
4. Inventories
Inventories are summarized as follows:

	At	At
	September 30,	December 31,
(in millions)	2007	2006

Finished and in process	$149	$127
Raw materials	172	144
Manufacturing supplies and other	59	50

Total inventories	$380	$321

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
     The Company adopted FIN 48 as of the beginning of the Company’s 2007 fiscal year. The cumulative effect of the adoption of FIN 48 was reflected as a reduction in the beginning balance of retained earnings of $1 million. As of January 1, 2007, the gross amount of the liability related to unrecognized tax benefits was $16 million. As of September 30, 2007, the amount remained at $16 million. Of this total, $12 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods.
     The Company accounts for interest and penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $4 million as of January 1, 2007 and September 30, 2007.
     The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions. The Internal Revenue Service (“IRS”) has concluded its audit of all years through 2004. The Company remains subject to potential examination in Canada for the years 2000 to 2006, Brazil for the years 2001 to 2006 and in Mexico for the years 2002 to 2006.
     In the second quarter of 2007, the Company made a deposit of approximately $17 million to the Canadian tax authorities relating to an ongoing audit examination. The Company has settled $2 million of the claims and is in the process of appealing the remaining items from the audit. It is expected that the appeal process will not be concluded within the next twelve months. The Company believes that it has adequately provided for the most likely outcome of the appeal process.
     In the third quarter of 2007, the Company closed the audit examination of a foreign subsidiary and recognized $2 million of previously unrecognized tax benefits.
     It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of January 1, 2007. The Company currently estimates that such increases or decreases will not be significant.
6. Debt
     On April 10, 2007, the Company sold $200 million of 6.0 percent Senior Notes due April 15, 2017 and $100 million of 6.625 percent Senior Notes due April 15, 2037. Interest on the notes is required to be paid semi-annually on April 15th and October 15th. The first interest payments were made on October 15, 2007 as required. The notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured, senior indebtedness. The Company may redeem the notes, in whole at any time or in part from time to time, at its option at a redemption price equal to the greater of: (i) 100 percent of the principal amount of the notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable Indenture), plus, in the case of the 2017 notes, 25 basis points and plus, in the case of the 2037 notes, 30 basis points, plus, in each case, accrued interest thereon to the date of redemption. The net proceeds from the sale of the notes were used by the Company to repay its $255 million 8.25 percent Senior Notes at the maturity date of July 15, 2007 (including accrued interest thereon), and for general corporate purposes.
     In 2006, the Company had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for the $200 million 6.0 percent Senior Notes due April 15, 2017. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and the Company paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and is being amortized to financing costs over the ten-year term of the $200 million 6.0 percent Senior Notes due April 15, 2017.
     In conjunction with our plan to refinance our 8.45 percent $200 million senior notes due August 2009, we intend to issue long-term, fixed rate debt in 2009. In September 2007, in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, we entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is issued. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income (loss) until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt.
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
     During the first nine months of 2007 the holder sold 727,000 shares of redeemable common stock in open market transactions, thereby reducing the number of redeemable common shares to 500,000 shares at September 30, 2007. The carrying value of the redeemable common stock was $23 million at September 30, 2007 and $44 million at December 31, 2006, based on the average of the closing per share market prices of the Company’s common stock for the 20 trading days immediately preceding the respective balance sheet dates ($45.52 per share and $35.86 per share at September 30, 2007 and December 31, 2006, respectively). Adjustments to mark the redeemable common stock to market value are recorded directly against additional paid-in capital in the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Net Sales
North America	$542.2	$410.8	$1,543.7	$1,184.9
South America	229.9	169.6	648.8	476.2
Asia/Africa	105.3	93.8	303.8	272.9

Total	$877.4	$674.2	$2,496.3	$1,934.0

Operating Income
North America	$58.3	$37.5	$187.8	$98.8
South America	26.2	21.8	77.1	58.1
Asia/Africa	9.9	14.7	36.0	42.7
Corporate	(6.4)	(9.5)	(34.5)	(31.8)

Total	$88.0	$64.5	$266.4	$167.8

	At	At
(in millions)	September 30, 2007	December 31, 2006

Total Assets
North America	$1,645	$1,539
South America	810	667
Asia/Africa	497	456

Total	$2,952	$2,662

9. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 10 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the three and nine months ended September 30, 2007 and 2006:

	Three Months				Nine Months
(in millions)	Ended September 30,				Ended September 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$0.7	$0.7	$0.7	$0.7	$2.1	$2.1	$2.1	$2.0
Interest cost	1.0	0.9	1.8	1.5	3.0	2.8	5.3	4.4
Expected return on plan assets	(1.0)	(1.0)	(2.0)	(1.7)	(3.0)	(3.1)	(6.0)	(5.1)
Amortization of prior service cost	—	0.1	—	—	—	0.3	—	—
Amortization of net actuarial loss	0.2	0.1	0.4	0.3	0.5	0.3	1.3	1.0

Net pension cost	$0.9	$0.8	$0.9	$0.8	$2.6	$2.4	$2.7	$2.3

     The Company expects to make cash contributions of $7 million to its Canadian pension plans during 2007, of which $6 million had been made through September 30, 2007. The Company has made cash contributions of $3 million to its US plans through September 30, 2007.
     The following sets forth the components of net postretirement benefit cost for the three and nine months ended September 30, 2007 and 2006:

	Three Months		Nine Months
(in millions)	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$0.4	$0.4	$1.2	$1.1
Interest cost	0.7	0.6	2.1	1.7
Amortization of prior service benefit	—	(0.1)	—	(0.2)
Amortization of net actuarial loss	—	0.1	0.1	0.4

Net postretirement benefit cost	$1.1	$1.0	$3.4	$3.0

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
     We achieved record highs for net sales, operating income, net income and diluted earnings per common share for the first nine months of 2007. This record performance was primarily driven by significantly higher sales and earnings in our North American and South American businesses. The results also included a $0.05 gain associated with the Company’s investment in the Chicago Board of Trade Holdings, Inc. upon its July 2007 merger with Chicago Mercantile Exchange Holdings, Inc., which created the CME Group Inc. (“CME”). This performance keeps us on track to deliver record full year 2007 results. We currently expect that full year 2007 diluted earnings per common share should increase in the range of 53 to 56 percent over the $1.63 we earned in 2006, to $2.50 to $2.55 per diluted common share including the gain from the CME shares.
Results of Operations
For The Three Months and Nine Months Ended September 30, 2007
With Comparatives for the Three Months and Nine Months Ended September 30, 2006
     Net Income. Net income for the quarter ended September 30, 2007 increased to $51.1 million, or $0.66 per diluted share, from $37.0 million, or $0.49 per diluted share, in the third quarter of 2006. Net income for the nine months ended September 30, 2007 increased to $151.7 million, or $1.98 per diluted share, from $90.6 million, or $1.20 per diluted share, in the prior year period. The increase in net income for the third quarter and nine months ended September 30, 2007 primarily reflects a significant increase in operating income driven by improved results in North America and South America. Additionally, we recognized a $6 million pretax gain ($4 million after-tax, or $0.05 per diluted common share) in the third quarter of 2007 associated with our investment in the Chicago Board of Trade Holdings, Inc. (“CBOT”) upon the July 2007 merger of the CBOT with the Chicago Mercantile Exchange Holdings Inc. to form the CME Group Inc. (the “CME merger”).
     Net Sales. Third quarter net sales totaled $877 million, up 30 percent from third quarter 2006 net sales of $674 million. The increase reflects a 25 percent price/product mix improvement and a 5 percent benefit from foreign currency translation attributable to the weaker US dollar. Volume improved slightly. North American net sales for third quarter 2007 increased 32 percent to $542 million, from $411 million in the same period last year, reflecting a price/product mix improvement of 29 percent, volume growth of 1 percent and a 2 percent benefit from currency translation attributable to a stronger Canadian dollar. In South America, third quarter 2007 net sales grew 36 percent to $230 million, from $170 million in third quarter 2006. This increase reflects a 21 percent price/product mix improvement, a 13 percent benefit attributable to stronger South American currencies and volume growth of 2 percent. In Asia/Africa, third quarter 2007 net sales increased 12 percent to $105 million, from $94 million in the year-ago period, as a 15 percent price/product mix improvement and a 3 percent increase attributable to stronger local currencies more than offset a 6 percent volume decline. Operations from recent acquisitions, including our December 2006 acquisition of DEMSA and our February acquisition of SPI Polyols and GETEC, contributed approximately $29 million of net sales in the third quarter of 2007.
     Net sales for the nine months ended September 30, 2007 grew 29 percent to $2.50 billion from $1.93 billion a year ago. The increase reflects a 24 percent price/product mix improvement, 2 percent volume growth and a 3 percent benefit from foreign currency translation attributable to the weaker US dollar. In North America, net sales grew 30 percent to $1.54 billion from $1.18 billion a year ago, primarily reflecting price/product mix improvement. Slightly higher volume and currency translation contributed 1 percent to the sales increase in the region. In South America, net sales increased 36 percent to $649 million from $476 million in the prior year period. This increase reflects price/product mix improvement of 19 percent, volume growth of 8 percent and a 9 percent translation benefit related to stronger South American currencies. In Asia/Africa, net sales rose 11 percent to $304 million, from $273 million a year ago, as an 8 percent price/product mix improvement and a 4 percent increase attributable to stronger local currencies more than offset a 1 percent volume decline. Operations from recent acquisitions, including our December 2006 acquisition of DEMSA and our February acquisition of SPI Polyols and GETEC, contributed approximately $77 million of net sales for the first nine months of 2007.
     Cost of Sales and Operating Expenses. Cost of sales of $736 million for third quarter 2007 was up 31 percent from $562 million in the prior year period. Cost of sales for the first nine months of 2007 increased 26 percent to $2.05 billion from $1.62 billion a year ago. These increases principally reflect higher corn costs and increased sales volume. Our gross profit margin for the third quarter and first nine months of 2007 was 16.2 percent and 17.8 percent, respectively, compared to 16.6 percent and 16.0 percent last year.
     Operating expenses for the third quarter and first nine months of 2007 increased to $61.7 million and $184.1 million, respectively, from $49.9 million and $147.1 million last year. These increases principally reflect higher compensation-related costs, operating expenses of acquired businesses and stronger foreign currencies. Operating expenses, as a percentage of net sales, were 7.0 percent and 7.4 percent for the third quarter and first nine months of 2007 respectively, down from 7.4 percent and 7.6 percent in the comparable prior year periods.
     Operating Income. Third quarter 2007 operating income increased 36 percent to $88.0 million from $64.5 million a year ago, as earnings growth in North America and South America more than offset lower earnings in Asia/Africa. Additionally, a $6 million gain from the CME merger included in other income contributed to the increase. North America operating income increased 55 percent to $58.3 million from $37.5 million a year ago, as earnings grew throughout the region driven principally by higher product selling prices and volume growth that more than offset increased corn costs. South America operating income of $26.2 million for third quarter 2007 increased 20 percent from $21.8 million in the prior year period, primarily reflecting earnings growth in Brazil. Asia/Africa operating income decreased 33 percent to $9.9 million from $14.7 million a year ago, as lower earnings in South Korea, where higher corn and ocean freight costs and a soft economy continued to pressure sales volumes and earnings, and to a lesser extent in Thailand, more than offset earnings growth in Pakistan.

     Operating income for the nine months ended September 30, 2007 increased 59 percent to $266.4 million from $167.8 million a year ago, as increased earnings in North America and South America more than offset a $7 million decline in Asia/Africa. Additionally, the $6 million gain from the CME merger contributed to the increase. North America operating income rose 90 percent to $187.8 million from $98.8 million a year ago, reflecting earnings growth throughout the region. South America operating income of $77.1 million for the first nine months of 2007 increased 33 percent from $58.1 million in the prior year period, as earnings growth in Brazil and, to a lesser extent, in the Andean region of South America, more than offset lower results in the Southern Cone of South America, where higher corn and energy costs have impacted profit margins. Asia/Africa operating income decreased 16 percent to $36.0 million, from $42.7 million a year ago, as lower earnings in South Korea and Thailand, more than offset earnings growth in Pakistan.
     Financing Costs-net. Financing costs for the third quarter and first nine months of 2007 rose 52 percent and 58 percent, respectively, from the prior year periods. These increases primarily reflect increased borrowings, a reduction in capitalized interest and an increase in foreign currency transaction losses. An increase in interest income driven primarily by our investing of the proceeds from our $300 million April debt issuance (see Note 6 of the notes to the condensed consolidated financial statements) partially offset the higher interest expense.
     Provision for Income Taxes. Our effective income tax rate for the third quarter and first nine months of 2007 was 33.1 percent and 33.3 percent, respectively, as compared to 34.5 percent and 36.5 percent in the prior year periods. The rate reductions primarily reflect the effect of our anticipated income mix for full year 2007 as compared with 2006. The tax rates for the current year periods include $2 million of previously unrecognized tax benefits.
     Minority Interest in Earnings. The increase in minority interest for the third quarter and first nine months of 2007 primarily reflects earnings growth in Pakistan.
     Comprehensive Income. We recorded comprehensive income of $74 million for the third quarter of 2007, compared to comprehensive income of $33 million in the same period last year. For the first nine months of 2007, we recorded comprehensive income of $191 million, as compared with comprehensive income of $100 million a year ago. These increases principally reflect our net income growth and currency translation benefits attributable to a weaker US dollar.
Liquidity and Capital Resources
     Cash provided by operating activities was $149 million for the first nine months of 2007, as compared with $121 million in the prior year period. The increase in operating cash flow was driven principally by our net income growth. Capital expenditures of $105 million for the first nine months of 2007 are in line with our capital spending plan for the year, which is currently estimated to be in the range of $175 million to $200 million.
     On February 12, 2007, we acquired the food business assets of SPI Polyols, a subsidiary of ABF North America Holdings, Inc., and the common shares of an SPI unit that owned the 50 percent of GETEC not previously held by us. See Note 2 of the notes to the condensed consolidated financial statements for additional information concerning this acquisition. We paid approximately $66 million in cash to complete this acquisition, which was accounted for under the purchase method of accounting. Goodwill of approximately $46 million was recorded. Effective with the acquisition, GETEC, which was previously accounted for as a non-controlled affiliate under the equity method, became a consolidated subsidiary of the Company. At December 31, 2006, our investment in GETEC was approximately $28 million.
     On April 10, 2007, we sold $200 million of 6.0 percent Senior Notes due April 15, 2017 and $100 million of 6.625 percent Senior Notes due April 15, 2037. Interest on the notes is required to be paid semi-annually on April 15th and October 15th. The first interest payments were made on October 15, 2007 as required. The notes are unsecured obligations of ours and rank equally with our other unsecured, senior indebtedness. We may redeem the notes, in whole at any time or in part from time to time, at our option. See Note 6 of the notes to the condensed consolidated financial statements for additional information concerning the notes. The net proceeds from the sale of the notes were used to repay our $255 million 8.25 percent Senior Notes at the maturity date of July 15, 2007 (including accrued interest thereon), and for general corporate purposes.
     We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”). At September 30, 2007, there were no borrowings outstanding under the Revolving Credit Agreement. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At September 30, 2007, we had total debt outstanding of $620 million, compared to $554 million at December 31, 2006. The debt includes $200 million (face amount) of 8.45 percent senior notes due 2009, $200 million (face amount) of 6.0 percent senior notes due 2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $121 million of consolidated subsidiary debt consisting of local country borrowings. Approximately $85 million of the consolidated subsidiary debt represents short-term borrowings. The weighted average interest rate on our total indebtedness was approximately 7.6 percent for the first nine months of 2007, down from 7.7 percent in the comparable prior year period.
     In 2006, we had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for our $200 million 6.0 percent Senior Notes due April 15, 2017. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and we paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and is being amortized to financing costs over the ten-year term of the $200 million 6.0 percent Senior Notes due April 15, 2017. At December 31, 2006, the unrealized loss on the T-Locks approximated $3 million.
     In conjunction with our plan to refinance our 8.45 percent $200 million senior notes due August 2009, we intend to issue long-term, fixed rate debt in 2009. In September 2007, in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, we entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-lock was entered and the time the debt is issued. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income (loss) until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt.

     In February 2007, Corn Products Brasil — Ingredientes Industriais Ltda. (“Corn Products Brazil”), our wholly-owned Brazilian subsidiary, entered into two floating rate government export loans totaling $23 million to finance the acquisition of the remaining ownership interest in GETEC. The notes are local currency denominated obligations that mature in January 2010.
     During the first nine months of 2007 the holder of our redeemable common stock sold 727,000 shares of such common stock in open market transactions, thereby reducing the number of redeemable common shares to 500,000 shares at September 30, 2007. The carrying value of the redeemable common stock was $23 million at September 30, 2007 and $44 million at December 31, 2006, based on the average of the closing per share market prices of our common stock for the 20 trading days immediately preceding the respective balance sheet dates ($45.52 per share and $35.86 per share at September 30, 2007 and December 31, 2006, respectively). See Note 7 of the notes to the condensed consolidated financial statements for additional information.
     On September 19, 2007, our board of directors declared a quarterly cash dividend of $0.11 per share of common stock. This dividend was paid on October 25, 2007 to stockholders of record at the close of business on October 4, 2007.
     In the second quarter of 2007, we made a deposit of approximately $17 million to the Canadian tax authorities relating to an ongoing audit examination. We have settled $2 million of the claims and are in the process of appealing the remaining items of the audit and it is expected that the appeal process will not be concluded within the next twelve months. We believe that we have adequately provided for the most likely outcome of the appeal process.
     On July 1, 2007, Corn Products Brazil implemented a new global information system that will be installed on a worldwide basis over approximately a three-year period. This new global information system is intended to drive improved operational efficiency and financial performance in future years.
     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, acquisitions, dividends and other investing and/or financing strategies for the foreseeable future.
Contractual Obligations Update:
     Our 2006 Annual Report on Form 10-K contains a table that summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2006. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled approximately $16 million as of both January 1, 2007 and September 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2007.

New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but applies to other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities the option to measure certain financial assets and liabilities at fair value at specified election dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

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
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, and is incorporated herein by reference. Except for the items referenced below, there have been no material changes to our market risk during the nine months ended September 30, 2007.
     As described in Note 6 of the notes to the condensed consolidated financial statements, on April 10, 2007, we sold $200 million of 6.0 percent Senior Notes due April 15, 2017 and $100 million of 6.625 percent Senior Notes due April 15, 2037. Interest on the notes is required to be paid semi-annually on April 15th and October 15th. The first interest payments were made on

October 15, 2007 as required. The notes are unsecured obligations of ours and rank equally with our other unsecured, senior indebtedness. We may redeem the notes, in whole at any time or in part from time to time, at our option at a redemption price equal to the greater of: (i) 100 percent of the principal amount of the notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable Indenture), plus, in the case of the 2017 notes, 25 basis points and plus, in the case of the 2037 notes, 30 basis points, plus, in each case, accrued interest thereon to the date of redemption.
     In 2006, we had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for our $200 million 6.0 percent Senior Notes due April 15, 2017. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and we paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and is being amortized to financing costs over the ten-year term of the $200 million 6.0 percent Senior Notes due April 15, 2017.
     In conjunction with our plan to refinance our 8.45 percent $200 million senior notes due August 2009, we intend to issue long-term, fixed rate debt in 2009. In September 2007, in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, we entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is issued. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income (loss) until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt.
     In February 2007, Corn Products Brazil, our wholly-owned Brazilian subsidiary, entered into two floating rate government export loans totaling $23 million to finance the acquisition of the remaining ownership interest in GETEC. The notes are local currency denominated obligations that mature in January 2010.
ITEM 4
CONTROLS AND PROCEDURES
     The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information concerning the Company, including its consolidated subsidiaries, required to be disclosed in reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. There have been no changes in our internal controls over financial reporting that were identified during the evaluation that occurred during the fiscal quarter that ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,
     During the quarter ended September 30, 2007, we implemented a new information system at our Brazilian operations. This resulted in a number of controls being enhanced, such as certain manual processes being replaced with automated processing and system integrated account posting. In addition, user access controls and segregation of duties have been improved.

PART II OTHER INFORMATION
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that may
	Number	Price	as part of Publicly	yet be Purchased
	Of Shares	Paid	Announced Plans	Under the Plans or
(shares in thousands)	Purchased	Per Share	or Programs	Programs

July 1 – July 31, 2007	—	—	—	1,233 shares
Aug 1 – Aug 31, 2007	75	39.73	75	1,158 shares
Sept 1 – Sept 30, 2007	—	—	—	1,158 shares

Total	75		75
     The Company has a stock repurchase program, which runs through February 28, 2010, that permits the Company to repurchase up to 4 million shares of its outstanding common stock. As of September 30, 2007, the Company had repurchased 2.84 million shares under the program, leaving 1.16 million shares available for repurchase.
ITEM 6
EXHIBITS
a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.
All other items hereunder are omitted because either such item is inapplicable or the response is negative.

\

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORN PRODUCTS INTERNATIONAL, INC.
DATE: November 6, 2007	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

DATE: November 6, 2007	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBIT INDEX

Number	Description of Exhibit

10.1	The Corn Products International, Inc. Stock Incentive Plan, as effective September 18, 2007

10.7	Supplemental Executive Retirement Plan, as effective September 18, 2007

10.10	Annual Incentive Plan, as effective September 18, 2007

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002