Form 10-K
period 2007-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2008-02-29
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $45.45 on June 29, 2007, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $3,324,168,000.
     The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 22, 2008, was 73,868,967.
Documents Incorporated by Reference:
     Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be distributed in connection with its 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

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
     Our consolidated net sales were $3.39 billion in 2007. Approximately 61 percent of our 2007 net sales were provided from our North American operations, while our South American and Asia/African operations contributed approximately 27 percent and 12 percent, respectively.
     Our products are derived primarily from the processing of corn and other starch-based materials, such as tapioca. Corn refining is a capital-intensive, two-step process that involves the wet milling and processing of corn. During the front-end process, corn is steeped in a water-based solution and separated into starch and co-products such as animal feed and corn oil. The starch is then either dried for sale or further processed to make sweeteners and other ingredients that serve the particular needs of various industries.
     Our sweetener products include high fructose corn syrup (“HFCS”), glucose corn syrups, high maltose corn syrups, caramel color, dextrose, polyols, maltodextrins and glucose and corn syrup solids. Our starch-based products include both industrial and food-grade starches.
     Corn Products supplies a broad range of customers in many diverse industries around the world, including the food and beverage, pharmaceutical, paper products, corrugated, laminated paper, textile and brewing industries, as well as the global animal feed and corn oil markets.
     We believe our approach to production and service, which focuses on local management and production improvements of our worldwide operations, provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.
Products
     Sweetener Products. Our sweetener products represented approximately 57 percent, 55 percent and 53 percent of our net sales for 2007, 2006 and 2005, respectively.
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
     Starch Products. Starch products represented approximately 22 percent, 22 percent and 23 percent of our net sales for 2007, 2006 and 2005, respectively. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.
     Co-Products and others. Co-products and others accounted for 21 percent, 23 percent and 24 percent of our net sales for 2007, 2006 and 2005, respectively. Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high protein feed for chickens, pet food and aquaculture primarily, and steepwater is sold as an additive for animal feed.

Geographic Scope and Operations
     We operate in one business segment, corn refining, and manage our business on a geographic regional basis. Our business includes regional operations in North America, South America and Asia/Africa. In 2007, approximately 61 percent of our net sales were derived from operations in North America, while net sales from operations in South America and Asia/Africa represented approximately 27 percent and 12 percent of our net sales, respectively. See Note 13 of the notes to the consolidated financial statements entitled “Segment Information” for additional financial information with respect to geographic areas.
     In general, demand for our products is balanced throughout the year. However, demand for sweeteners in South America is greater in the first and fourth quarters (its summer season) while demand for sweeteners in North America is greater in the second and third quarters. Due to the offsetting impact of these demand trends, we do not experience material seasonal fluctuations in our business.
     Our North America region consists of operations in the US, Canada and Mexico. The region’s facilities include 11 plants producing regular and modified starches, dextrose, high fructose, glucose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, polyols, caramel color, fructooligosaccharides and oat bran concentrate. Our plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for our US and export customers. Our other US plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do our Canadian plants in Cardinal, London and Port Colborne, Ontario. Our Winston-Salem, Stockton, Port Colborne and London plants primarily produce high fructose corn syrup. We are the largest corn refiner in Mexico, with plants in Guadalajara, Mexico City and San Juan del Rio. We also have a plant in Mapleton, Illinois that produces polyols and a plant in Missoula, Montana that produces oat bran concentrate.
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
Competition
     The corn refining industry is highly competitive. Many of our products are viewed as basic commodity ingredients that compete with virtually identical products and derivatives manufactured by other companies in the industry. The US is a highly competitive market. Competitors include ADM Corn Processing Division (“ADM”) (a division of Archer-Daniels-Midland Company), Cargill, Inc., Tate & Lyle Ingredients Americas, Inc., National Starch and Chemical Company (“National Starch”) (a subsidiary of Akzo Nobel N.V.) and several others. Our operations in Mexico and Canada face competition from US imports and local producers including ALMEX, a Mexican joint venture between ADM and Tate & Lyle Ingredients Americas, Inc. In South America, Cargill and National Starch have corn-refining operations in Brazil. Other local corn and tapioca refiners also operate in many of our markets. Competition within markets is largely based on price, quality and product availability.

     Several of our products also compete with products made from raw materials other than corn. High fructose corn syrup and monohydrate dextrose compete principally with cane and beet sugar products. Co-products such as corn oil and gluten meal compete with products of the corn dry milling industry and with soybean oil, soybean meal and other products. Fluctuations in prices of these competing products may affect prices of, and profits derived from, our products.
Customers
     We supply a broad range of customers in over 60 industries. Approximately 25 percent of our 2007 net sales were to companies engaged in the processed foods industry and approximately 16 percent of our 2007 net sales were to companies engaged in the soft drink industry. Additionally, sales to the brewing industry and to the animal feed market each represented approximately 11 percent of our 2007 net sales.
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
Product Development
     Corn Products has product application technology centers that direct our product development teams worldwide to develop product application solutions to better serve the ingredient needs of our customers. Product development activity is focused on developing product applications for identified customer and market needs. Through this approach, we have developed value-added products for use in the corrugated paper, food, textile, baking and confectionery industries. We usually collaborate with customers to develop the desired product application either in the customers’ facilities, our technical service laboratories or on a contract basis. These efforts are supported by our marketing, product technology and technology support staff.
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
     We are a party to technical license agreements with third parties in other countries whereby we provide technical, management and business advice on the operations of corn refining businesses and receive royalties in return. These arrangements provide us with product penetration in the various countries in which they exist, as well as experience and relationships that could facilitate future expansion. The duration of the agreements range from one to three years, and these agreements can be extended by mutual agreement. These relationships have been in place for many years. We receive approximately $3 million of annual income for services provided under these agreements.
Employees
     As of December 31, 2007 we had approximately 7,100 employees, of which approximately 900 were located in the United States. Approximately 30 percent of US and 60 percent of our non-US employees are unionized. We believe our relations with our union and non-union employees are good. In addition, the Company has approximately 1,000 temporary employees.
Government Regulation and Environmental Matters
     As a manufacturer and maker of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various US, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. We and many of our products are also subject to regulation by various government agencies, including the United States Food and Drug Administration. Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity and labeling. Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on us in 2007. We may also be required to comply with US, state, foreign and local laws regulating food handling and storage. We believe these laws and regulations have not negatively affected our competitive position.
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
     During 2007 we spent approximately $4 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects. We currently anticipate that we will spend approximately $8 million for environmental facilities and programs in 2008 and a similar amount in 2009.
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

Name	Age	Positions, Offices and Business Experience

Samuel C. Scott III	63	Chairman and Chief Executive Officer since February 2001 and President since 1997. Mr. Scott also served as Chief Operating Officer from 1997 through January 2001. Prior thereto, he served as President of the worldwide Corn Refining Business of CPC International, Inc; now Unilever Bestfoods (“CPC”), from 1995 to 1997 and was President of CPC’s North American Corn Refining Business from 1989 to 1997. He was elected a Vice President of CPC in 1991. Mr. Scott is a director of Motorola, Inc., The Bank of New York Mellon, Abbott Laboratories, ACCION International, The Executives’ Club of Chicago and The Chicago Council on Global Affairs. He is also a Trustee of the Conference Board. Mr. Scott is Lead Director of Motorola and Chairman of Motorola’s Compensation and Leadership Committee.

Cheryl K. Beebe	52	Vice President and Chief Financial Officer since February 2004. Ms. Beebe previously served as Vice President, Finance from July 2002 to February 2004, as Vice President from 1999 to 2002 and as Treasurer from 1997 to February 2004. Prior thereto, she served as Director of Finance and Planning for the CPC Corn Refining Business worldwide from 1995 to 1997 and as Director of Financial Analysis and Planning for Corn Products North America from 1993. Ms. Beebe joined CPC in 1980 and served in various financial positions in CPC’s US consumer food business, North American audit group and worldwide corporate treasury function. She is a member of the Board of Trustees for Fairleigh Dickinson University.

Name	Age	Positions, Offices and Business Experience

Jorge L. Fiamenghi	52	Vice President and President of the South America Division since 1999. Mr. Fiamenghi served as Acting President, US/Canadian Region from August 2001 to February 2002. Mr. Fiamenghi served as President and General Manager, Corn Products Brazil from 1996 to 1999. Mr. Fiamenghi was General Manager for the CPC Corn Refining affiliate in Argentina beginning in 1991. Prior thereto, he was Financial and Planning Director for the CPC South American Corn Refining Division from 1989 to 1991, and served as Financial and Administrative Manager for the CPC Corn Refining Division in Mexico beginning in 1987. Mr. Fiamenghi joined CPC in 1971 and served in various financial and planning positions in CPC.

Jack C. Fortnum	51	Vice President since 1999 and President of North America Division since May 2004. Mr. Fortnum previously served as President, US/Canadian Region from July 2003 to May 2004, and as President, US Business from February 2002 until July 2003. Prior to that, Mr. Fortnum served as Executive Vice President, US/Canadian Region from August 2001 until February 2002, as the Controller from 1997 to 2001, as the Vice President of Finance for Refineries de Maiz, CPC’s Argentine subsidiary, from 1995 to 1997, as the Director of Finance and Planning for CPC’s Latin America Corn Refining Division from 1993 to 1995, and as the Vice President and Comptroller of Canada Starch Operating Company Inc., the Canadian subsidiary of CPC, and as the Vice President of Finance of the Canadian Corn Refining Business from 1989.

Name	Age	Positions, Offices and Business Experience

James J. Hirchak	54	Vice President — Human Resources since 1997. Mr. Hirchak joined CPC in 1976 and held various Human Resources positions in CPC until 1984, when he joined the CPC Corn Products Division. In 1987, Mr. Hirchak was appointed Director, Human Resources for Corn Products’ North American Operations and he served as Vice President, Human Resources for the Corn Products Division of CPC from 1992 to 1997. He is a member of the Board of Directors of Accion Chicago, Inc.

Kimberly A. Hunter	46	Corporate Treasurer since February 2004. Ms. Hunter previously served as Director of Corporate Treasury from September 2001 to February 2004. Prior to that, she served as Managing Director, Investment Grade Securities at Bank One Corporation, a financial institution, from 1997 to 2000 and as Vice President, Capital Markets of Bank One from 1992 to 1997.

Mary Ann Hynes	60	Vice President, General Counsel and Corporate Secretary of Corn Products International, Inc. since March, 2006. Prior to that, Ms. Hynes was Senior Vice President and General Counsel, Chief Legal Officer for IMC Global Inc., a producer and distributor of crop nutrients and animal feed ingredients, from 1999 to 2004, and a consultant to The Mosaic Company, also a producer and distributor of crop nutrients and animal feed ingredients, in 2005. The Mosaic Company acquired IMC Global Inc. in 2004.

Robin A. Kornmeyer	59	Vice President since September 2002 and Controller since January 2002. Prior to that, Mr. Kornmeyer served as Corporate Controller at Foster Wheeler Ltd., a worldwide engineering and construction company, from 2000 to 2002.

John F. Saucier	54	Vice President and President Asia/Africa Division and Global Business Development since November 2007. Mr. Saucier previously served as Vice President, Global Business and Product Development, Sales and Marketing from April, 2006 to November 2007. Prior to that, Mr. Saucier was President of the Integrated Nylon Division of Solutia, Inc., a specialty chemical manufacturer from 2001 to 2005.

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
     We primarily sell world commodities. Historically, local prices have adjusted relatively quickly to offset the effect of local currency devaluations, but we can provide no assurance that will always be the case. We may hedge transactions that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We are subject to the risks normally attendant to such hedging activities.
     Raw material and energy price fluctuations, and supply interruptions and shortages could adversely affect our results of operations.
     Our finished products are made primarily from corn. Purchased corn accounts for between 40 percent and 65 percent of finished product costs. Energy costs represent approximately 13 percent of our finished product costs. We use energy primarily to create steam in our production process and in dryers to dry product. We consume coal, natural gas, electricity, wood and fuel oil to generate energy. The market prices for these commodities vary depending on supply and demand, world economies and other factors. We purchase these commodities based on our anticipated usage and future outlook for these costs. We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.
     In North America, we sell a large portion of our finished products at firm prices established in supply contracts typically lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we take hedging positions by entering into corn futures contracts. These derivative contracts typically mature within one year. At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. These hedging instruments are subject to fluctuations in value; however, changes in the value of the underlying exposures we are hedging generally offset such fluctuations. While the corn futures contracts or hedging positions are intended to minimize the volatility of corn costs on operating profits, the hedging activity can result in losses, some of which may be material. Outside of North America, sales of finished product under long-term, firm-priced supply contracts are not material. We also use derivative financial instruments to hedge portions of our natural gas costs, primarily in our North American operations.

     Due to market volatility, we cannot assure that we can adequately pass potential increases in the cost of corn on to customers through product price increases or purchase quantities of corn at prices sufficient to sustain or increase our profitability.
     Our corn purchasing costs, which include the price of the corn plus delivery cost, account for 40 percent to 65 percent of our product costs. The price and availability of corn is influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost that are difficult to anticipate and which we cannot control. Recently, demand for corn used to produce ethanol has had a significant impact on the price of corn in the United States. That demand has been significantly impacted by US governmental policies designed to encourage the production of ethanol. In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup.
     Our profitability may be affected by factors beyond our control.
     Our operating income and ability to increase profitability depends to a large extent upon our ability to price finished products at a level that will cover manufacturing and raw material costs and provide an acceptable profit margin. Our ability to maintain appropriate price levels is determined by a number of factors largely beyond our control, such as aggregate industry supply and market demand, which may vary from time to time, and the economic conditions of the geographic regions where we conduct our operations.
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
     Approximately 30 percent of US and 60 percent of non-US employees are members of unions. Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.
     Our reliance on certain industries for a significant portion of our sales could have a material adverse affect on our business.
     Approximately 25 percent of our 2007 sales were made to companies engaged in the processed foods industry and approximately 16 percent were made to companies in the soft drink industry. Additionally, sales to the brewing industry and to the animal feed market each represented approximately 11 percent of our 2007 net sales. If our processed foods customers, soft drink customers, brewing industry customers or animal feed customers were to substantially decrease their purchases, our business might be materially adversely affected. However, we believe there is no concentration of risk with any single customer or supplier whose failure or non-performance would materially affect our financial results.
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
     Government policies and regulations in general, and specifically affecting agriculture-related businesses, could adversely affect our operating results.
     Our operating results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, and other activities of United States and foreign governments, agencies, and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit our ability to transact business in these markets and could adversely affect our revenues and operating results.
     Due to cross-border disputes, our operations could be adversely affected by actions taken by the governments of countries where we conduct business. For example, in 2002, the Mexican government imposed a discriminatory tax on beverages sweetened with HFCS, which resulted in a substantial reduction of our sales of HFCS in Mexico. However, sales of HFCS in Mexico returned to historical levels by 2005 and the tax was repealed on January 1, 2007. If we were unable to maintain sales levels of high fructose corn syrup in Mexico, our results of operations from Mexico could be negatively affected and we could be required to recognize a charge for impairment.
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
     Volatility in the stock market, fluctuations in quarterly operating results and other factors could adversely affect the market price of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None
ITEM 2. PROPERTIES
     We operate, directly and through our consolidated subsidiaries, 30 manufacturing facilities, 29 of which are owned and one of which is leased (Jundiai, Brazil). In addition, we lease our corporate headquarters in Westchester, Illinois. The following list details the locations of our manufacturing facilities within each of our three geographic regions:

North America	South America	Asia/Africa

Cardinal, Ontario, Canada	Baradero, Argentina	Shouguang, China
London, Ontario, Canada	Chacabuco, Argentina	Eldoret, Kenya
Port Colborne, Ontario, Canada	Balsa Nova, Brazil	Cornwala, Pakistan
San Juan del Rio, Queretaro, Mexico	Cabo, Brazil	Faisalabad, Pakistan
Guadalajara, Jalisco, Mexico	Conchal, Brazil	Ichon, South Korea
Mexico City, Edo. de Mexico	Jundiai, Brazil	Inchon, South Korea
Stockton, California, U.S.	Mogi-Guacu, Brazil	Sikhiu, Thailand
Bedford Park, Illinois, U.S.	Rio de Janeiro, Brazil
Winston-Salem, North Carolina, U.S.	Llay-Llay, Chile
Missoula, Montana, U.S.	Barranquilla, Colombia
Mapleton, Illinois, U.S.	Cali, Colombia
Lima, Peru
     We believe our manufacturing facilities are sufficient to meet our current production needs. We have preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.
     We have electricity co-generation facilities at all of our US and Canadian plants with the exception of Missoula, Montana, and Mapleton, Illinois, as well as at our plants in San Juan del Rio, Mexico; Baradero, Argentina; and Balsa Nova and Mogi-Guacu, Brazil, that provide electricity at a lower cost than is available from third parties. We generally own and operate these co-generation facilities, except for the facilities at our Stockton, California; Cardinal, Ontario; and Balsa Nova and Mogi-Guacu, Brazil locations, which are owned by, and operated pursuant to co-generation agreements with, third parties.
     We believe we have competitive facilities. In recent years, we have made significant capital expenditures to update, expand and improve our facilities, averaging $164 million per year for the last three years. We believe these capital expenditures will allow us to operate efficient facilities for the foreseeable future. We currently anticipate that capital expenditures for 2008 will approximate $200 million. We anticipate that annual capital expenditures beyond 2008 will be in line with historical averages.

ITEM 3. LEGAL PROCEEDINGS
     On October 21, 2003, we submitted, on our own behalf and on behalf of our Mexican affiliate, CPIngredientes, S.A. de C.V., (previously known as Compania Proveedora de Ingredientes) a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, we asserted that the imposition by Mexico of a discriminatory tax on beverages containing HFCS breached various obligations of Mexico under NAFTA. The case was bifurcated into two phases, liability and damages, and a hearing on liability was held before a Tribunal in July 2006. As previously disclosed, on December 18, 2007, the Tribunal issued an order to the parties saying that it had completed its decision on liability, and indicating that briefing on damages should be based on a violation of NAFTA Article 1102, National Treatment. In a separate procedural order, the Tribunal set a timetable requiring written and oral argument on the damages questions to be completed by April 30, 2008 and a hearing to be held after June 16, 2008. Pursuant to that procedural order, on February 4, 2008 we submitted a memorial on damages together with supporting materials. We seek damages and pre-judgment interest which would total $288 million if an award were to be rendered on December 31, 2008. See also Note 12 of the notes to the consolidated financial statements.
     Between May and June of 2005, the Company and certain officers were named as defendants in five purported class action suits filed in the United States District Court for the Northern District of Illinois, all of which were consolidated in the matter of Monty Blatt v. Corn Products International, Inc. et al. (N.D. Ill. 05 C 3033). The complaints alleged violations of certain federal securities laws and sought unspecified damages on behalf of a purported class of purchasers of our common stock between January 25, 2005 and April 4, 2005. On June 19, 2007, the court preliminarily approved an agreement to settle this case. Under the terms of the settlement we agreed to make payments to claimants and counsel totaling $6.6 million, most of which we expect to be covered by insurance. The settlement contains no admission of wrongdoing by us or any of the other defendants. The deadline to file objections to the settlement passed on September 15, 2007. With no objections being raised, the Court granted final approval to the settlement on November 15, 2007.
     In July 2005, a shareholder derivative lawsuit, Halverson v. Samuel Scott, et al. (05 CH 12162), was filed in the Circuit Court of Cook County, Illinois against Corn Products International, its directors and certain members of senior management. The lawsuit makes various claims asserting mismanagement and breaches of fiduciary duty related to our performance in the first quarter of 2005. The subject matter of the derivative lawsuit is substantially the same as that of the shareholder class action, Monty Blatt v. Corn Products International, Inc. (N.D. Ill. 05 C 3033). On January 17, 2008 the Court granted preliminary approval to an agreement to settle the case. Under the terms of the settlement, liability insurers agreed pay $325,000 in exchange for dismissal with prejudice of all claims against the Company and its officers and directors. The Company also agreed to implement and/or maintain certain corporate governance enhancements directed toward promoting high standards of corporate operations and financial reporting. The settlement contains no admission of wrongdoing by the Company or any of the other defendants.
     In June 2005, certain associations purporting to represent Canadian corn producers filed a request that the Canadian government investigate the effect of United States corn subsidization on the Canadian corn market and the alleged dumping of United States corn into Canada. In September 2005, the Canadian government initiated an anti-dumping and/or countervailing duty investigation on corn imported from the United States. In November 2005, the Canadian government made a positive determination in connection with the preliminary determination of injury. In December 2005, the Canadian government imposed preliminary antidumping and countervailing duties. In March 2006, the Canadian International Trade Tribunal conducted an inquiry to determine whether the alleged dumping and subsidizing of unprocessed grain corn, originating in the United States had caused injury or threatened to cause injury to the Canadian domestic industry. On April 18, 2006, the Canadian International Trade Tribunal issued a finding of no injury or threat of injury effectively ending the anti-dumping, countervailing duty investigation. The preliminary duties were terminated and refunded. On June 8, 2006, associations representing Canadian corn producers filed a notice of application for judicial review relating to the April 18 decision by the Canadian International Trade Tribunal. On June 5, 2007, the Federal Court of Canada denied the corn growers’ appeal in its entirety.
     On April 4, 2006, we were served with complaints in two cases, Sun-Rype Products, Ltd v. Archer Daniels Midland, et al. (L051456 Supreme Court of British Columbia, Canada) and Ali Holdco, Inc. v. Archer Daniels Midland (06-CV-309948PD3 Ontario Superior Court of Justice, Canada), both purporting to be class action anti-competition cases. These lawsuits contain nearly identical allegations against a number of industry participants including us. The complaints seek unspecified damages for an alleged conspiracy to fix the price of high fructose corn syrup sold in Canada during the period between 1988 and June 1995. In the alternative, the complaints seek recovery under restitutionary principles. In May 2007, the Court ruled on a joint defendants’ motion to dismiss the lawsuit based on the statute of limitations. The court held that the plaintiffs’ causes of action other than the claims based on restitutionary principles are time-barred. Appeals and cross-appeals regarding the order are pending and set for argument in April 2008. The Company continues to believe the lawsuit is without merit and intends to defend it vigorously.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPO.” The number of holders of record of our common stock was 8,152 at January 31, 2008.
     Our policy is to pay a modest dividend. The amount and timing of the dividend payment, if any, is based on a number of factors including estimated earnings, financial position and cash flow. The payment of a dividend is solely at the discretion of our Board of Directors. Dividend payments will be subject to our financial results and the availability of surplus funds to pay dividends.

The quarterly high and low sales prices for our common stock and cash dividends declared per common share for 2006 and 2007 are shown below.

	1st QTR	2nd QTR	3rd QTR	4th QTR

2007
Market prices
High	$37.20	$46.63	$48.85	$49.30
Low	25.48	33.52	37.79	35.36
Per share dividends declared	$0.09	$0.09	$0.11	$0.11

2006
Market prices
High	$30.00	$31.49	$35.35	$37.49
Low	22.92	24.72	28.60	30.87
Per share dividends declared	$0.08	$0.08	$0.08	$0.09
Issuer Purchases of Equity Securities:
The following table summarizes information with respect to our purchases of our common stock during the fourth quarter of 2007.

Maximum Number (or
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value) of Shares
	Number	Price	part of Publicly	that may yet be
	of Shares	Paid	Announced Plans or	Purchased Under the
(shares in thousands)	Purchased	Per Share	Programs	Plans or Programs

Oct. 1 — Oct. 31, 2007	—	—	—	1,159 shares
Nov. 1 — Nov. 30, 2007	1,191	37.69	1,191	4,968 shares
Dec. 1 — Dec. 31, 2007	—	—	—	4,968 shares

Total	1,191	37.69	1,191
On November 7, 2007, our Board of Directors approved a new stock repurchase program, which runs through November 30, 2010, under which we may repurchase up to 5 million shares of our outstanding common stock. During the fourth quarter of 2007 we repurchased the remaining 1,158,500 shares allowed under our previously authorized 4 million share repurchase program and an additional 32,100 shares under the new program. As of December 31, 2007, we have 4,967,900 shares available for repurchase under our 5 million stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA*
Selected financial data is provided below.

(in millions, except per share amounts)	2007	2006	2005	2004	2003

Summary of operations:
Net sales	$3,391	$2,621	$2,360	$2,283	$2,102
Net income	198	124	90	94	76
Net earnings per common share:
Basic	$2.65	$1.67	$1.20	$1.28	$1.06
Diluted	$2.59	$1.63	$1.19	$1.25	$1.06
Cash dividends declared per common share	$0.40	$0.33	$0.28	$0.25	$0.21

Balance sheet data:
Working capital	$415	$320	$261	$222	$153
Property, plant and equipment-net	1,500	1,356	1,274	1,211	1,187
Total assets	3,103	2,645	2,389	2,367	2,216
Long-term debt	519	480	471	480	452
Total debt	649	554	528	568	550
Redeemable common stock	19	44	29	33	67
Stockholders’ equity	$1,605	$1,330	$1,210	$1,081	$911
Shares outstanding, year end	73.8	74.3	73.8	74.5	72.3

Additional data:
Depreciation	$125	$114	$106	$102	$101
Capital expenditures	177	171	143	104	83

*	All share and per share amounts have been adjusted for the 2-for-1 stock split effective January 25, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Critical success factors in our business include managing our significant manufacturing costs, including corn and utilities. In addition, due to our global operations we are exposed to fluctuations in foreign currency exchange rates. We use derivative financial instruments, when appropriate, for the purpose of minimizing the risks and/or costs associated with fluctuations in commodity prices, foreign exchange rates and interest rates. Also, the capital intensive nature of the corn wet milling industry requires that we generate significant cash flow on a yearly basis in order to selectively reinvest in the business and grow organically, as well as through strategic acquisitions and alliances. We utilize certain key metrics relating to working capital, debt and return on capital employed to monitor our progress toward achieving our strategic business objectives (see section entitled “Key Performance Metrics”).
We achieved record highs for net sales, operating income, net income and diluted earnings per common share for 2007. This record performance was primarily driven by significantly higher sales and earnings in our North American and South American businesses. Additionally, we generated strong operating cash flow in 2007 that we used to grow our business, repurchase common stock, increase dividend payments and enhance our liquidity. Our record diluted earnings per common share of $2.59 for 2007 included a $0.05 per share gain associated with our investment in the Chicago Board of Trade Holdings, Inc. upon its July 2007 merger with Chicago Mercantile Exchange Holdings, Inc., which created the CME Group Inc. (“CME”).
Looking forward, we expect that continued growth in our North America and South America regions will more than offset a difficult period in our Asia Africa region. We expect lower operating results in 2008 from our Asia/Africa region primarily due to difficult economic conditions in South Korea, where higher corn and freight costs are expected to pressure sales volume and operating income. Nonetheless, we currently expect that full year 2008 diluted earnings per common share will increase to be in the range of $2.65 to $2.85 per common share, up from our record $2.59 per diluted common share earned in 2007.
RESULTS OF OPERATIONS
We have significant operations in North America, South America and Asia/Africa. For most of our foreign subsidiaries, the local foreign currency is the functional currency. Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into US dollars at the applicable average exchange rates for the period. Fluctuations in foreign currency exchange rates affect the US dollar amounts of our foreign subsidiaries’ revenues and expenses. The impact of currency exchange rate changes, where significant, is provided below.

2007 Compared to 2006
Net Income. Net income for 2007 increased 60 percent to $198 million, or $2.59 per diluted common share, from 2006 net income of $124 million, or $1.63 per diluted common share.
The increase in net income for 2007 primarily reflects a significant increase in operating income driven by improved results in North America and South America. Additionally, in 2007 we recognized a $6 million pretax gain ($4 million after-tax, or $.05 per diluted common share) associated with our investment in the Chicago Board of Trade Holdings, Inc. (“CBOT”) upon the July 2007 merger of the CBOT with the Chicago Mercantile Exchange Holdings Inc. to form the CME Group Inc. (the “CME merger”).
Net Sales. Net sales for 2007 increased to $3.39 billion from $2.62 billion in 2006, as sales grew in each of our regions.
A summary of net sales by geographic region is shown below:

(in millions)	2007	2006	Increase	% Change
North America	$2,052	$1,588	$464	29%
South America	925	670	255	38%
Asia/Africa	414	363	51	14%

Total	$3,391	$2,621	$770	29%

The increase in net sales reflects price/product mix improvement of 24 percent ($632 million), a 4 percent benefit ($106 million) from currency translation attributable to stronger foreign currencies relative to the US dollar and volume growth of 1 percent ($32 million). Operations from recent acquisitions, including our December 2006 acquisition of DEMSA and our February acquisition of SPI Polyols and GETEC (see Note 3 of the notes to the consolidated financial statements), contributed approximately $106 million of net sales in 2007.
Sales in North America increased 29 percent driven principally by significantly improved price/product mix as prices strengthened throughout the region reflecting higher corn costs. A volume decline of 1 percent was offset by a 1 percent benefit from currency translation attributable to a stronger Canadian dollar. Sales in South America increased 38 percent reflecting price/product mix improvement of 21 percent due to higher pricing for all product categories, 6 percent volume growth driven by acquisitions and stronger demand for sweetener products, and an 11 percent translation benefit attributable to stronger South American currencies, particularly in Brazil and Colombia. Sales in Asia/Africa increased 14 percent reflecting price/product mix improvement of 11 percent driven by higher prices throughout the region mainly attributable to increased corn and tapioca costs, and a 3 percent increase attributable to stronger Asian currencies. Volume in the region was flat.
Cost of Sales. Cost of sales for 2007 increased 27 percent to $2.81 billion from $2.21 billion in 2006. This increase principally reflects higher corn costs, currency translation associated with the weaker US dollar and increased sales volume. Currency translation attributable to the weaker US dollar caused cost of sales to increase approximately 4 percent from 2006. Energy costs for 2007 increased approximately 3 percent over the prior year. Our gross profit margin for 2007 was 17 percent, compared with 16 percent in 2006, principally reflecting improved profitability and margins in North America and South America as higher selling prices for our products were able to recover increases in corn and other costs.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for 2007 were $249 million, up from $202 million in 2006. This increase principally reflects higher compensation-related costs, operating expenses of acquired businesses and currency translation associated with stronger foreign currencies. SG&A expenses for 2007 represented 7 percent of net sales, compared to 8 percent of net sales a year ago.

Other Income-net. Other income-net for 2007 was $10 million, unchanged from last year. Other income for 2007 includes the $6 million gain relating to our investment in CME. Other income for 2006 includes various insurance and tax recoveries approximating $5 million and $1 million of earnings from non-controlled affiliates. Fee and royalty income for 2007 was consistent with the prior year.
Operating Income. A summary of operating income is shown below:

			Favorable	Favorable
			(Unfavorable)	(Unfavorable)
(in millions)	2007	2006	Variance	% Change
North America	$234	$130	$104	80%
South America	115	84	31	37%
Asia/Africa	45	53	(8)	(15)%
Corporate expenses	(47)	(43)	(4)	(9)%

Operating income	$347	$224	$123	55%

Operating income for 2007 increased 55 percent to $347 million from $224 million in 2006 driven by strong earnings growth in North America and South America. Currency translation attributable to the weaker US dollar contributed approximately $14 million to the year over year increase in operating income. North America operating income increased significantly to $234 million in 2007 from $130 million a year ago, as earnings grew throughout the region principally attributable to improved product pricing. Currency translation attributable to the stronger Canadian dollar contributed approximately $4 million to the operating income increase in the region. South America operating income increased 37 percent to $115 million from $84 million in 2006, primarily reflecting significant earnings growth in Brazil driven by higher product pricing, increased demand and a stronger local currency. Currency translation attributable to stronger local currencies in Brazil and Colombia contributed approximately $10 million to the operating income increase in the region. Additionally, earnings growth in the Andean region of South America and results from acquired operations contributed to the increased operating income for South America. Operating income for the Southern Cone of South America was relatively unchanged from 2006. Asia/Africa operating income declined 15 percent from 2006 as lower earnings in South Korea mainly due to lower sales volume attributable to a stagnant economy and import competition, and higher corn and ocean freight costs, more than offset earnings growth in Pakistan.
Financing Costs-net. Financing costs-net increased to $42 million in 2007 from $27 million in 2006. The increase primarily reflects increased borrowings, a reduction in capitalized interest and an increase in foreign currency transaction losses. An increase in interest income driven by higher average cash positions partially offset higher interest expense. Capitalized interest for 2007 was $4 million, as compared with $10 million in 2006.
Provision for Income Taxes. Our effective income tax rate was 33.5 percent in 2007, as compared to 35.3 percent in 2006. The decrease primarily reflects the effect of a year over year change in our income mix and the recognition of $2 million of previously unrecognized tax benefits in 2007.
Minority Interest in Earnings. Minority interest in earnings increased to $5 million in 2007 from $4 million in 2006. The increase from 2006 mainly reflects the effect of improved earnings in Pakistan.
Comprehensive Income. We recorded comprehensive income of $306 million in 2007, as compared with comprehensive income of $186 million in 2006. The increase in comprehensive income mainly reflects our net income growth and a favorable variance in the currency translation adjustment attributable to a weaker US dollar.

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
Sales in North America increased 12 percent reflecting price/product mix improvement of 7 percent, as prices strengthened throughout the region, volume growth of 3 percent primarily related to increased demand for our sweetener products in Mexico and a 2 percent benefit from currency translation attributable to a stronger Canadian dollar. Sales in South America increased 11 percent, as 9 percent volume growth primarily relating to greater demand for our sweetener and co-products throughout the region as their economies continue to grow and a 5 percent translation benefit attributable to stronger South American currencies (particularly the Brazilian Real) more than offset a 3 percent price/product mix decline. The price/product mix decline primarily occurred in Brazil, where in the first half of the year a strong currency and concerns over the avian flu and hoof and mouth disease dampened our customers’ exports and limited pricing flexibility. Sales in Asia/Africa increased 8 percent, as 6 percent volume growth from increased demand across the region (with the exception of South Korea) and a 5 percent increase attributable to stronger Asian currencies (particularly the South Korean Won), more than offset a 3 percent price/product mix decline that was principally driven by a soft economy in South Korea resulting in weak consumer demand for food and beverage products.
Cost of Sales. Cost of sales for 2006 increased 9 percent to $2.21 billion from $2.03 billion in 2005. The increase was principally due to volume growth, currency translation associated with the weaker US dollar and higher energy costs. Currency translation attributable to the weaker US dollar caused cost of sales to increase approximately 3 percent from 2005. In 2006, we experienced an increase in global energy costs of approximately 20 percent over 2005, mainly reflecting higher natural gas costs. Our gross profit margin for 2006 was 16 percent, compared with 14 percent in 2005, principally reflecting improved profitability and margins in North America resulting from improved pricing throughout the region and strong demand for our sweetener products in Mexico.
Selling, General and Administrative Expenses. SG&A expenses for 2006 were $202 million, up from $158 million in 2005. SG&A expenses for 2006 represented 8 percent of net sales, compared to 7 percent of net sales in 2005. This increase primarily reflects higher compensation-related costs, including long-term incentive compensation principally driven by our strong net income growth and the expensing of stock options.

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

Operating income for 2006 increased 22 percent to $224 million from $183 million in 2005. This increase was driven by significantly improved earnings in North America which more than offset lower results in South America. Currency translation attributable to the weaker US dollar contributed approximately $9 million to the year over year increase in operating income. An increase in corporate expenses principally attributable to higher compensation-related costs, including long-term incentive compensation and the expensing of stock options, partially offset the earnings improvement in North America. North America operating income more than doubled to $130 million in 2006 from $59 million in 2005, as earnings grew throughout the region. Higher product selling prices throughout the region and significant volume growth in Mexico drove the earnings improvement. Currency translation attributable to the stronger Canadian dollar contributed approximately $2 million to the operating income increase in the region. South America operating income decreased 17 percent from 2005, primarily reflecting lower earnings in Brazil and, to a lesser extent, in the Southern Cone of South America. Higher corn and energy costs throughout the region and lower product selling prices in Brazil were the principal contributors to the earnings decline in South America. Currency translation, primarily associated with the stronger Brazilian Real, partially offset the decline in operating income in the region by contributing approximately $4 million in 2006 over 2005. Asia/Africa operating income for 2006 was unchanged from 2005, as improved earnings in Pakistan and Thailand were partially offset by lower results in South Korea. Operating income in the region for 2006 includes a currency translation benefit of approximately $2 million over 2005, driven principally by a stronger South Korean Won. The 2005 results included a $2 million gain from the sale of non-core assets in Malaysia.
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
Provision for Income Taxes. Our effective income tax rate was 35.3 percent in 2006, as compared to 37.5 percent in 2005. The decrease primarily reflects the effect of a change in our income mix for 2006, as compared with 2005, due principally to the improved earnings in the United States. The rate was also positively affected by certain tax law changes and a reduction in foreign income taxes attributable to certain statutory rate reductions.
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
Adoption of SFAS 123R
Effective January 1, 2006, we adopted Statement of Accounting Standards SFAS No. 123R, “Share-based Payment” (“SFAS 123R”) which requires, among other things, that compensation expense be recognized for employee stock options. Prior to the adoption of SFAS 123R we accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Under that method, compensation expense was recorded only if the current market price of the underlying stock on the date of grant exceeded the option exercise price. Since stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant under our stock incentive plan, no compensation expense related to stock options was recorded in the Consolidated Statements of Income prior to January 1, 2006. We adopted SFAS 123R using the modified prospective method which requires that compensation cost be recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.
The effect of adopting SFAS 123R was a reduction in diluted earnings per common share of $.04 versus results under APB No. 25. As of December 31, 2006, the unrecognized compensation cost related to non-vested stock options totaled $4 million, which will be amortized over the weighted-average vesting period of approximately 1.4 years.
We have a long-term incentive plan for officers under which performance share awards are issued. These awards are classified as equity in accordance with SFAS 123R. The ultimate payment of the performance shares will be based 50 percent on our stock performance as compared to the stock performance of a peer group and 50 percent on a return of capital employed versus the target percentage. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the target percentage goal and is reviewed at the end of each reporting period. As of December 31, 2006, the unrecognized compensation cost relating to these plans was $2.7 million which will be amortized over the remaining requisite service period of two years. This amount will vary each reporting period based on changes in the probability of attaining the target percentage goal.
We also award shares of restricted common stock to certain key employees. The restricted shares issued under the plan are subject to cliff vesting, generally after five years provided the employee remains in the service of the Company. Expense is recognized on a straight line basis over the vesting period. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted market price of our common stock on the date of the grant. At December 31, 2006, there was $2 million of unrecognized compensation cost related to restricted stock that will be amortized on a weighted-average basis over 2.5 years.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2007, our total assets were $3.10 billion, up from $2.65 billion at December 31, 2006. This increase primarily reflects our strong earnings and cash flow, capital investments, acquisitions, translation effects associated with stronger foreign currencies relative to the US dollar, and higher accounts receivable and inventories. The increase in inventories primarily reflects higher corn costs and an inventory buildup to service 2008 demand, while the accounts receivable increase was driven principally by higher sales and unrealized gains on corn futures contracts. Stockholders’ equity increased to $1.61 billion at December 31, 2007 from $1.33 billion at December 31, 2006, principally attributable to our 2007 net income, favorable currency translation effects, credit offsets associated with a reduction in the number of shares of our redeemable common stock, gains on cash flow hedges and the exercise of stock options. Open market repurchases of our common shares and dividend payments to shareholders partially offset these increases to stockholders’ equity.
On April 10, 2007, we sold $200 million of 6.0 percent Senior Notes due April 15, 2017 and $100 million of 6.625 percent Senior Notes due April 15, 2037. The net proceeds from the sale of the notes were used to repay our $255 million 8.25 percent Senior Notes at the maturity date of July 15, 2007 (including accrued interest thereon), and for general corporate purposes. See Note 5 of the notes to the consolidated financial statements for additional information.
In February 2007, Corn Products Brasil — Ingredientes Industriais Ltda. (“Corn Products Brazil”), our wholly-owned Brazilian subsidiary, entered into two floating rate government export loans totaling $23 million to finance the acquisition of the remaining ownership interest in GETEC. The notes are local currency denominated obligations that mature in January 2010.
We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”) that matures April 26, 2012. We guarantee the Canadian revolving credit facility. At December 31, 2007, there were no outstanding borrowings under the US revolving credit facility or the Canadian revolving credit facility. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At December 31, 2007, we had total debt outstanding of $649 million, compared to $554 million at December 31, 2006. The debt includes $200 million (face amount) of 8.45 percent senior notes due 2009, $200 million (face amount) of 6.0 percent senior notes due 2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $150 million of consolidated subsidiary debt consisting of local country borrowings. Approximately $130 million of the consolidated subsidiary debt represents short-term borrowings. Corn Products International, as the parent company, guarantees certain obligations of several of its consolidated subsidiaries, which aggregated $37 million at December 31, 2007. Management believes that such consolidated subsidiaries will meet their financial obligations as they become due.
The principal source of our liquidity is our internally generated cash flow, which we supplement as necessary with our ability to borrow on our bank lines and to raise funds in both the debt and equity markets. In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $277 million of unused operating lines of credit in the various foreign countries in which we operate.
The weighted average interest rate on our total indebtedness was approximately 7.5 percent and 7.7 percent for 2007 and 2006, respectively.

Net Cash Flows
A summary of operating cash flows is shown below:

(in millions)	2007	2006
Net income	$198	$124
Depreciation	125	114
Deferred income taxes	7	(6)
Stock option expense	7	5
Unrealized gain on investment	(6)	—
Minority interest in earnings	5	4
Changes in working capital	(59)	(29)
Deposit with tax authority	(17)	—
Other	(2)	18

Cash provided by operations	$258	$230

Cash provided by operations was $258 million in 2007, as compared with $230 million in 2006. The increase in operating cash flow was primarily driven by our net income growth, which more than offset an increase in the change in working capital. The increase in the working capital change primarily reflects higher inventories, which more than offset cash collections on margin accounts relating to corn futures contracts. The increase in inventories was principally attributable to higher corn costs and an inventory buildup to service 2008 demand. We plan to continue to hedge our North American corn purchases through the use of corn futures contracts and accordingly, will be required to make or be entitled to receive, cash deposits for margin calls depending on the movement in the market price for corn. The cash provided by operations was used primarily to fund capital expenditures, make acquisitions, repurchase shares of common stock and pay dividends. Listed below are our primary investing and financing activities for 2007 (in millions):

Capital expenditures	$(177)
Acquisitions (net of cash acquired of $7)	(59)
Payments on debt	(283)
Proceeds from borrowings	366
Repurchases of common stock	(55)
Proceeds from issuance of common stock	16
Dividends paid (including dividends of $4 to minority interest shareholders)	(33)
On February 12, 2007, we acquired the food business assets of SPI Polyols, a subsidiary of ABF North America Holdings, Inc., and the common shares of an SPI unit that owned the 50 percent of GETEC not previously held by us. We paid approximately $66 million in cash to complete this acquisition, which was accounted for under the purchase method of accounting. Goodwill of approximately $43 million was recorded. Effective with the acquisition, GETEC, which was previously accounted for as a non-controlled affiliate under the equity method, became a consolidated subsidiary of ours. At December 31, 2006, our investment in GETEC was approximately $28 million. See Note 3 of the notes to the consolidated financial statements for additional information.
On November 14, 2007, our board of directors declared a quarterly cash dividend of $0.11 per share of common stock. The cash dividend was paid on January 25, 2008 to stockholders of record at the close of business on January 4, 2008.
We currently anticipate that capital expenditures for 2008 will approximate $200 million.

We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, acquisitions, dividends and other investing and/or financing strategies for the foreseeable future.
Hedging
We are exposed to market risk stemming from changes in commodity prices, foreign currency exchange rates and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. The counterparties in these transactions are generally highly rated institutions. We establish credit limits for each counterparty. Our hedging transactions include but are not limited to a variety of derivative financial instruments such as commodity futures contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements. See Note 4 of the notes to the consolidated financial statements for additional information.
Commodity Price Risk:
We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process. We periodically enter into futures and option contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve months, in order to hedge price risk associated with fluctuations in market prices. These readily available marketable exchange-traded futures contracts are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities. Unrealized gains and losses associated with marking these contracts to market are recorded as a component of other comprehensive income. At December 31, 2007, our accumulated other comprehensive loss account included $49 million of gains, net of tax of $29 million, related to these futures contracts.
Foreign Currency Exchange Risk:
Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency cash flow exposures. We generally hedge 12 to 18 months forward. As of December 31, 2007, we had $14 million of net notional foreign currency swaps and forward contracts that hedged net liability transactional exposures.
Interest Rate Risk:
We are exposed to interest rate volatility with regard to future issuances of fixed rate debt, and existing and future issuances of variable rate debt. Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates. We use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. Generally for interest rate swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. At December 31, 2007 we did not have any interest rate swaps outstanding.
In conjunction with our plan to refinance our 8.45 percent $200 million senior notes due August 2009, we intend to issue long-term, fixed rate debt in 2009. In September 2007, in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, we entered into a T-Lock with respect to $50 million of such future indebtedness. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is issued. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income (loss) until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt. In 2006, we had entered into T-Locks that fixed the benchmark component of the interest rate to be established for our $200 million 6.0 percent Senior Notes due April 15, 2017. These $200 million T-Locks, which were accounted for as cash flow hedges, expired on March 21, 2007 and we paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and is being amortized to financing costs over the ten-year term of the $200 million 6.0 percent Senior Notes due April 15, 2017. At December 31, 2007, our accumulated other comprehensive loss account included $4 million of losses, net of tax of $2 million, related to T-Locks.
Contractual Obligations and Off Balance Sheet Arrangements
The table below summarizes our significant contractual obligations as of December 31, 2007. Information included in the table is cross-referenced to the Notes to the Consolidated Financial Statements elsewhere in this report, as applicable.

(in millions)	Payments due by period

			Less			More
Contractual	Note		than 1	2 – 3	4 – 5	than 5
Obligations	reference	Total	year	years	years	years

Long-term debt	5	$537	$17	$220	$—	$300
Interest on long-term debt	5	349	39	57	37	216
Operating lease obligations	6	137	27	43	26	41
Pension and other postretirement obligations	8	277	16	30	31	200
Purchase obligations (a)		630	121	96	81	332

Total		$1,930	$220	$446	$175	$1,089

(a)	The purchase obligations relate principally to power supply agreements, including take or pay energy supply contracts, which help to provide us with an adequate power supply at certain of our facilities.

(b)	The above table does not reflect unrecognized income tax benefits of $17 million, the timing of which is uncertain. See Note 7 of the notes to the consolidated financial statements for additional information with respect to unrecognized income tax benefits.
On January 20, 2006, Corn Products Brazil (“CPO Brazil”) entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”). Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant. This Agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement. During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement. The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement. We estimate that the total minimum expenditures by CPO Brazil through the remaining term of the Agreement will be approximately US$258,000,000, based on current exchange rates and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement. These amounts are included in the purchase obligations disclosed in the table above.
As described in Note 10 of the notes to the consolidated financial statements, we have an agreement with certain common stockholders (collectively the “holder”), relating to 500,000 shares of our common stock, that provides the holder with the right to require us to repurchase those common shares for cash at a price equal to the average of the closing per share market price of our common stock for the 20 trading days immediately preceding the date that the holder exercises the put option. The put option is exercisable at any time until January 2010 when it expires. The holder can also elect to sell the common shares on the open market, subject to certain restrictions. The holder of the put option may not require us to repurchase less than 500,000 shares on any single exercise of the put option, and the put option may not be exercised more than once in any six month period. In the event the holder exercises the put option requiring us to repurchase the shares, we would be required to pay for the shares within 90 calendar days from the exercise date if the holder is selling the minimum number of shares (500,000). Any amount due would accrue interest at our revolving credit facility rate from the date of exercise until the payment date. If the holder had put the 500,000 shares then subject to the agreement to us on December 31, 2007, we would have been obligated to repurchase the shares for approximately $19 million based upon the average of the closing per share market price of the Company’s common stock for the 20 trading days prior to December 31, 2007 ($38.30 per share). This amount is reflected as redeemable common stock in our Consolidated Balance Sheet at December 31, 2007. During 2007, the holder sold 727,000 shares of redeemable common stock in open market transactions thereby reducing the number of redeemable common shares to 500,000 at December 31, 2007 from 1,227,000 shares at December 31, 2006.
We currently anticipate that in 2008 we will make cash contributions to our US and non-US pension plans of $9 million and $7 million, respectively. See Note 8 of the notes to the consolidated financial statements for further information with respect to our pension and postretirement benefit plans.
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

Our calculations of these key metrics for 2007 with comparisons to the prior year are as follows:

Return on Capital Employed (dollars in millions)	2007	2006
Total stockholders’ equity *	$1,330	$1,210
Add:
Cumulative translation adjustment *	214	257
Minority interest in subsidiaries *	19	17
Redeemable common stock *	44	29
Share-based payments subject to redemption*	4	—
Total debt *	554	528
Less:
Cash and cash equivalents *	(131)	(116)

Capital employed * (a)	$2,034	$1,925

Operating income	$347	$224
Adjusted for:
Income taxes (at effective tax rates of 33.5% in 2007 and 35.3% in 2006)	(116)	(79)

Adjusted operating income, net of tax (b)	$231	$145

Return on Capital Employed (b÷a)	11.4%	7.5%

*	Balance sheet amounts used in computing capital employed represent beginning of period balances

Debt to EBITDA ratio (dollars in millions)	2007	2006
Short-term debt	$130	$74
Long-term debt	519	480

Total debt (a)	$649	$554

Net income	$198	$124
Add back:
Minority interest in earnings	5	4
Provision for income taxes	102	69
Interest expense, net of interest income of $12 and $6, respectively	38	28
Depreciation	125	114

EBITDA (b)	$468	$339

Debt to EBITDA ratio (a ÷ b)	1.4	1.6

Debt to Capitalization percentage (dollars in millions)	2007	2006
Short-term debt	$130	$74
Long-term debt	519	480

Total debt (a)	$649	$554

Deferred income tax liabilities	$133	$121
Minority interest in subsidiaries	21	19
Redeemable common stock	19	44
Share-based payments subject to redemption	9	4
Stockholders’ equity	1,605	1,330

Total capital	$1,787	$1,518

Total debt and capital (b)	$2,436	$2,072

Debt to Capitalization percentage (a÷b)	26.6%	26.7%

Operating Working Capital
as a percentage of Net Sales (dollars in millions)	2007	2006
Current assets	$1,089	$837
Less: Cash and cash equivalents	(175)	(131)
Deferred income tax assets	(13)	(16)

Adjusted current assets	$901	$690

Current liabilities	$674	$517
Less: Short-term debt	(130)	(74)
Deferred income tax liabilities	(28)	(14)

Adjusted current liabilities	$516	$429

Operating working capital (a)	$385	$261

Net sales (b)	$3,391	$2,621

Operating Working Capital as a percentage of Net Sales (a ÷ b)	11.4%	10.0%

Commentary on Key Performance Metrics:
In accordance with our long-term objectives, we have set certain goals relating to these key performance metrics that we will strive to meet. At December 31, 2007, we have achieved three of our four established targets with our operating working capital as a percentage of sales being the only exception. While that metric is slightly higher than our targeted range, we believe that we can return it to our targeted level in 2008. However, no assurance can be given that this goal will be attained and various factors could affect our ability to achieve not only this goal, but to also continue to meet our other key performance metric targets. See Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.” The objectives set out below reflect our current aspirations in light of our present plans and existing circumstances. We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our shareholders.
Return on Capital Employed — Our long-term goal is to achieve a Return on Capital Employed in excess of 8.5 percent. In determining this performance metric, the negative cumulative translation adjustment is added back to stockholders’ equity to calculate returns based on the Company’s original investment costs. Driven by our strong operating performance, our ROCE grew to 11.4 percent in 2007 from 7.5 percent last year. This represents the first time that we have achieved a ROCE in excess of our 8.5 percent target. The increase primarily reflects the impact of our significantly higher operating income in 2007. Additionally, the lower effective income tax rate for 2007 contributed to the ROCE improvement. Our effective income tax rate for 2007 was 33.5 percent, down from 35.3 percent in 2006. The capital employed base used in our 2007 ROCE computation increased $109 million from the prior year.
Debt to EBITDA ratio — Our long-term objective is to maintain a ratio of debt to EBITDA of less than 2.25. This ratio strengthened to 1.4 at December 31, 2007 from 1.6 at December 31, 2006, as EBITDA growth of 38 percent more than offset an increase in total debt. At a ratio of 1.4 at December 31, 2007 we have additional capacity to support organic and/or acquisition growth should we need to increase our financial leverage.
Debt to Capitalization percentage — Our long-term goal is to maintain a Debt to Capitalization percentage in the range of 32 to 35 percent. At December 31, 2007 our Debt to Capitalization percentage was 26.6 percent, consistent with the 26.7 percent a year ago, as our increased capital base more than offset an increase in debt. Our larger capital base was primarily driven by our 2007 net income and currency translation attributable to the weaker US dollar.
Operating Working Capital as a percentage of Net Sales — Our long-term goal is to maintain operating working capital in a range of 8 to 10 percent of our net sales. The metric increased to 11.4 percent at December 31, 2007 from 10.0 percent a year ago, primarily reflecting an increase in operating working capital. The increase in our operating working capital was mainly attributable to increased inventories and accounts receivable. The increase in inventories primarily reflects higher corn costs and an inventory build-up to service 2008 demand, while the accounts receivable increase was driven principally by higher sales and unrealized gains on corn futures contracts. We will continue to focus on managing our working capital in 2008.
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

Income Taxes:
We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more likely than not criteria. We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. At December 31, 2007, the Company maintained a valuation allowance of $26 million against certain foreign tax credits and foreign net operating losses that management has determined will more likely than not expire prior to realization. The valuation allowance at December 31, 2007, with respect to foreign tax credit carry-forwards, increased to $18 million from $17 million at December 31, 2006. The increase was due to the limitation on using foreign tax credits in the United States. The valuation allowance with respect to foreign net operating losses increased to $8 million at December 31, 2007 from $7 million at December 31, 2006.
We are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish reserves under FIN 48 when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit. We evaluate these unrecognized tax benefits and related reserves each quarter and adjust the reserves and the related interest and penalties in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the settlement of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies under FIN 48.
No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.
Retirement Benefits:
We sponsor non-contributory defined benefit plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries. We also provide healthcare and life insurance benefits for retired employees in the United States and Canada. The net periodic pension cost was $9 million in both 2007 and 2006. The Company estimates that net periodic pension expense for 2008 will include approximately $2 million relating to the amortization of its accumulated actuarial loss and prior service cost included in accumulated other comprehensive loss at December 31, 2007. In order to measure the expense and obligations associated with these retirement benefits, our management must make a variety of estimates and assumptions, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates, and other factors. These estimates and assumptions are based on our historical experience, along with our knowledge and understanding of current facts, trends and circumstances. We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans. Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material. See also Note 8 of the notes to the consolidated financial statements.
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but applies to other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007. On February 6, 2008 the FASB issued final Staff Positions that will partially defer the effective date of SFAS 157 by one year for certain nonfinancial assets and nonfinancial liabilities and also remove certain leasing transactions from the scope of SFAS 157. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure certain financial assets and liabilities at fair value at specified election dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations”. SFAS 141R, among other things, requires that all business combinations completed after the effective date of the statement be accounted for by applying the acquisition method (previously referred to as the purchase method). Under this method, an acquiring company is required to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the cost allocation process used under SFAS 141 where the cost of the acquisition is allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Acquisition-related costs, currently included in the cost of an acquisition and allocated to assets acquired and liabilities assumed under SFAS 141, are required to be recognized separately from an acquisition under SFAS 141R. SFAS 141R also requires that an acquiring company recognize contingent consideration at the acquisition date, measured at its fair value at that date. In the case of a bargain purchase, defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, the acquiring company is required to recognize a gain for that excess. Under SFAS 141, this excess (or negative goodwill) is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not allowed. The adoption of SFAS 141R will impact accounting for future business combinations and the effect will be dependent upon the acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that is to be reported as equity in the consolidated balance sheet, as opposed to being reported in the mezzanine section of the balance sheet between liabilities and equity. Under SFAS 160, consolidated net income is to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The statement requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. Additionally, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that such transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively. Early adoption is prohibited. We are currently evaluating SFAS 160, but do not expect that the adoption of this statement will have a material effect on our consolidated financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Exposure. Approximately 77 percent of our borrowings at December 31, 2007 are fixed rate bonds and loans. Interest on the remaining 23 percent of our borrowings is subject to change based on changes in short-term rates, which could affect our interest costs. See also Note 5 of the notes to the consolidated financial statements entitled “Financing Arrangements” for further information. A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2007 would have increased our interest expense and reduced our pretax income for 2007 by approximately $1 million.
     At December 31, 2007 and 2006, the carrying and fair values of long-term debt, including the current portion, were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
(in millions)	amount	value	amount	value

6.0% senior notes, due April 15, 2017	$200	$205	$—	$—
6.625% senior notes, due April 15, 2037	99	101	—	—
8.25% senior notes, repaid July 2007	—	—	255	259
8.45% senior notes, due 2009	200	212	199	213
Brazil loans, due 2010	20	20	—	—
Mexican term loan, due 2008	17	17	17	17
Canadian revolving credit facility, due 2012	—	—	9	9
Korean loans, due 2007	—	—	18	18

Sub-total	$536	$555	$498	$516
Less: current maturities of long-term debt	17	17	18	18

Total long-term debt	$519	$538	$480	$498

     We plan to refinance our 8.45 percent $200 million senior notes due August 2009, by issuing long-term, fixed rate debt in 2009. In conjunction with this plan and in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, we entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness in September 2007. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income (loss) until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt.
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
     On February 1, 2006, we terminated the remaining fixed to floating interest rate swap agreements associated with our 8.45 percent senior notes. The swap termination resulted in a gain of approximately $3 million, which approximated the fair value of the swap contract. The fair value adjustment to the hedged debt at the termination date ($3 million) is being amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009).
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
     Our commodity price hedging instruments generally relate to contracted firm-priced business. Based on our overall commodity hedge exposure at December 31, 2007, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive loss of approximately $38 million, net of income tax benefit. It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.
     Foreign Currencies. Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We generally use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk. Based on our overall foreign currency transactional exposure at December 31, 2007, a hypothetical 10 percent decline in the value of the USD would have resulted in a transactional foreign exchange loss of approximately $2 million. At December 31, 2007, our accumulated other comprehensive loss account included in the stockholders’ equity section of our consolidated balance sheet includes a cumulative translation loss of $132 million. The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.2 billion at December 31, 2007. A hypothetical 10 percent decline in the value of the US dollar relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to other comprehensive income of approximately $136 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Corn Products International, Inc.:
We have audited the accompanying consolidated balance sheets of Corn Products International, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corn Products International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) and effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.
/s/ KPMG LLP
Chicago, Illinois
February 28, 2008

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Income
Years Ended December 31,
(in millions, except per share amounts)

	2007	2006	2005
Net sales before shipping and handling costs	$3,628	$2,844	$2,559
Less — shipping and handling costs	237	223	199

Net sales	3,391	2,621	2,360
Cost of sales	2,805	2,205	2,028

Gross profit	586	416	332

Selling, general and administrative expenses	249	202	158
Other (income)	(10)	(10)	(9)

	239	192	149

Operating income	347	224	183

Financing costs-net	42	27	35

Income before income taxes and minority interest	305	197	148
Provision for income taxes	102	69	55
Minority interest in earnings	5	4	3

Net income	$198	$124	$90

Weighted average common shares outstanding:
Basic	74.7	74.1	74.7
Diluted	76.5	75.8	75.6

Earnings per common share:
Basic	$2.65	$1.67	$1.20
Diluted	2.59	1.63	1.19
See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Balance Sheets

As of December 31,
(in millions, except share and per share amounts)	2007	2006

Assets
Current assets
Cash and cash equivalents	$175	$131
Accounts receivable — net	460	357
Inventories	427	321
Prepaid expenses	14	12
Deferred income tax assets	13	16

Total current assets	1,089	837

Property, plant and equipment, at cost

Land	129	124
Buildings	429	380
Machinery and equipment	3,086	2,793

	3,644	3,297
Less: accumulated depreciation	(2,144)	(1,941)

	1,500	1,356
Goodwill and other intangible assets (less accumulated amortization of $33)	426	381
Deferred income tax assets	1	1
Investments	13	33
Other assets	74	37

Total assets	$3,103	$2,645

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$130	$74
Deferred income taxes	28	14
Accounts payable	382	311
Accrued liabilities	134	118

Total current liabilities	674	517

Non-current liabilities	123	130
Long-term debt	519	480
Deferred income taxes	133	121
Minority interest in subsidiaries	21	19
Redeemable common stock (500,000 and 1,227,000 shares issued and outstanding at December 31, 2007 and 2006, respectively) stated at redemption value	19	44
Share-based payments subject to redemption	9	4

Stockholders’ equity
Preferred stock — authorized 25,000,000 shares- $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares— $0.01 par value — 74,819,774 and 74,092,774 issued at December 31, 2007 and 2006, respectively	1	1
Additional paid-in capital	1,082	1,051
Less: Treasury stock (common stock; 1,568,996 and 1,017,207 shares at December 31, 2007 and 2006, respectively) at cost	(57)	(27)
Accumulated other comprehensive loss	(115)	(223)
Retained earnings	694	528

Total stockholders’ equity	1,605	1,330

Total liabilities and equity	$3,103	$2,645

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income

Years ended December 31,
(in millions)	2007	2006	2005
Net income	$198	$124	$90
Comprehensive income (loss):
Gains on cash flow hedges, net of income tax effect of $20, $8 and $7, respectively	32	12	12
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $10, $2 and $14, respectively	(15)	5	24
Actuarial gain on pension and other postretirement obligations, net of income tax effect of $3	6	—	—
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $1	2	—	—
Unrealized gain on investment, net of income tax	1	—	—
Currency translation adjustment	82	43	35
Adjustment to minimum pension liability, net of income tax	—	2	(1)

Comprehensive income	$306	$186	$160

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity and Redeemable Equity

	Stockholders’ Equity
		Additional			Accumulated Other			Share -based
	Common	Paid-In	Treasury	Deferred	Comprehensive	Retained	Redeemable	Payments Subject
(in millions)	Stock	Capital	Stock	Compensation	Income (Loss)	Earnings	Common Stock	to Redemption

Balance, December 31, 2004	$1	$1,047	$(4)	$(2)	$(321)	$360	$33	$—

Net income						90
Dividends declared						(21)
Gains on cash flow hedges, net of income tax effect of $7					12
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $14					24
Issuance of restricted stock units		5
Repurchases of common stock			(39)
Issuance of common stock on exercise of stock options		7	7
Tax benefit attributable to exercises of employee stock options		5
Amortization to compensation expense of restricted common stock				1
Change in fair value of redeemable common stock		4					(4)
Currency translation adjustment					35
Minimum pension liability (“MPL”), net of income tax effect					(1)

Balance, December 31, 2005	$1	$1,068	$(36)	$(1)	$(251)	$429	$29	$—

Net income						124
Dividends declared						(25)
Gains on cash flow hedges, net of income tax effect of $8					12
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $2					5
Repurchases of common stock			(23)
Issuance of common stock on exercise of stock options		(8)	29
Stock option expense		5
Other share-based compensation		(4)	3					4
Excess tax benefit on share-based compensation		6
Reclassification of deferred compensation		(1)		1
Change in fair value of redeemable common stock		(15)					15
Currency translation adjustment					43
Adjustment to MPL prior to adoption of SFAS No. 158, net of tax of $1					2
Recognition of unfunded portion of pension and other postretirement liabilities, net of income tax effect of $18, upon adoption of SFAS No. 158					(34)

Balance, December 31, 2006	$1	$1,051	$(27)	$—	$(223)	$528	$44	$4

Net income						198
Dividends declared						(30)
Gains on cash flow hedges, net of income tax effect of $20					32
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $10					(15)
Unrealized gain on investment, net of income tax					1
Repurchases of common stock			(55)
Issuance of common stock on exercise of stock options		(7)	23
Stock option expense		7
Other share-based compensation			2					5
Excess tax benefit on share-based compensation		6
Change in fair value and number of shares of redeemable common stock		25					(25)
Currency translation adjustment					82
Actuarial gain on postretirement obligations, net of income tax effect of $3					6
Losses related to postretirement obligations reclassified to earnings, net of income tax income tax effect of $1					2
Cumulative effect of adopting FIN 48						(2)

Balance, December 31, 2007	$1	$1,082	$(57)	$—	$(115)	$694	$19	$9

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

Years ended December 31,
(in millions)	2007	2006	2005
Cash provided by (used for) operating activities:
Net income	$198	$124	$90
Non-cash charges (credits) to net income:

Depreciation	125	114	106
Deferred income taxes	7	(6)	(16)
Stock option expense	7	5	—
Unrealized gain on investment	(6)	—	—
Minority interest in earnings	5	4	3
Foreign currency transaction losses (gains)	4	(1)	3
Earnings from non-controlled affiliates	—	(1)	(1)

Changes in working capital:
Accounts receivable and prepaid expenses	(32)	(31)	24
Inventories	(86)	(57)	5
Accounts payable and accrued liabilities	59	59	31
Deposit with tax authority	(17)	—	—
Other	(6)	20	—

Cash provided by operating activities	258	230	245

Cash provided by (used for) investing activities:
Capital expenditures	(177)	(171)	(143)
Proceeds from disposal of plants and properties	3	3	7
Payments for acquisitions/investments, net of cash acquired	(59)	(42)	(5)
Other	1	—	—

Cash used for investing activities	(232)	(210)	(141)

Cash provided by (used for) financing activities:
Payments on debt	(283)	(46)	(47)
Proceeds from borrowings	366	62	3
Dividends paid (including to minority interest shareholders)	(33)	(26)	(22)
Repurchases of common stock	(55)	(23)	(39)
Issuance of common stock	16	21	14
Excess tax benefit on share-based compensation	6	6	—
Other	(2)	—	—

Cash provided by (used for) financing activities	15	(6)	(91)

Effects of foreign exchange rate changes on cash	3	1	2

Increase in cash and cash equivalents	44	15	15

Cash and cash equivalents, beginning of period	131	116	101

Cash and cash equivalents, end of period	$175	$131	$116

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
Certain prior year amounts in the Consolidated Balance Sheet have been reclassified to conform to the current year’s presentation. This adjustment consists of a $17 million reclassification from other assets to non-current liabilities to net pension assets against liabilities. The reclassification had no effect on previously reported net income or stockholders’ equity.
Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Income statement accounts are translated at the average exchange rate during the period. Where the US dollar is considered the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates. The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency. For 2007, 2006 and 2005, the Company incurred foreign currency transaction gains (losses) of ($4 million), $1 million and ($3 million), respectively. The Company’s accumulated other comprehensive loss included in stockholders’ equity on the Consolidated Balance Sheets includes cumulative translation loss adjustments of $132 million and $214 million at December 31, 2007 and 2006, respectively.
Cash and cash equivalents — Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.
Inventories — Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first-in, first-out (FIFO) method.
Investments — Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method and are carried at cost or less. The Company’s wholly-owned Canadian subsidiary had an investment accounted for under the cost method having a carrying value of $6 million at December 31, 2007 and 2006. Investments that enable the Company to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost or less, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received. At December 31, 2006, the Company’s wholly-owned Brazilian subsidiary, Corn Products Brasil - Ingredientes Industriais Ltda., had a $28 million investment relating to its 50 percent equity ownership interest in Getec Guanabara Quimica Industrial S.A. (“GETEC”). This investment in a non-controlled affiliate was accounted for under the equity method. In 2007, the Company acquired the remaining 50 percent equity interest in GETEC (see Note 3). The Company does not have any investments accounted for under the equity method at December 31, 2007. The Company also has an equity interest in the CME Group Inc. (“CME”), which it classifies as available for sale securities. This investment, which totaled $7 million at December 31, 2007, is carried at fair value with unrealized gains and losses recorded to other comprehensive income. The Company would recognize a loss on its investments when there is a loss in value of an investment that is other than a temporary decline.
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
Goodwill and other intangible assets — Goodwill ($423 million and $378 million at December 31, 2007 and 2006, respectively) represents the excess of cost over fair value of net assets acquired. The Company also has other intangible assets ($3 million at December 31, 2007 and 2006). The carrying amount of goodwill and other intangible assets by geographic segment as of December 31, 2007 and 2006 was as follows:

	At December 31,
(in millions)	2007	2006
North America	$140	$125

South America	102	71
Asia/Africa	184	185

Total	$426	$381

The Company assesses goodwill for impairment annually (or more frequent if impairment indicators arise). The Company has chosen to perform this annual impairment assessment in December of each year. The Company has completed the required impairment assessments and determined there to be no goodwill impairment.
Revenue recognition — The Company recognizes operating revenues at the time title to the goods and all risks of ownership transfer to customers. This transfer is considered complete when a sales agreement is in place, delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. In the case of consigned inventories, the title passes and the transfer of ownership risk occurs when the goods are used by the customer. Taxes assessed by governmental authorities and collected from customers are accounted for on a net basis and thereby excluded from revenues.
Hedging instruments — The Company uses derivative financial instruments principally to offset exposure to market risks arising from changes in commodity prices and interest rates. Derivative financial instruments currently used by the Company consist of commodity futures contracts, interest rate swap agreements and treasury lock agreements. The Company enters into futures contracts, which are designated as hedges of specific volumes of commodities (corn and natural gas) that will be purchased and processed in a future month. These readily marketable exchange-traded futures contracts are recognized in the Consolidated Balance Sheets at fair value. The Company has also, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed rate debt to a variable interest rate and, on certain variable rate debt, to a fixed interest rate. The Company’s treasury lock agreements lock the benchmark rate for an anticipated fixed rate borrowing. See also Note 4 and Note 5 of the notes to the consolidated financial statements for additional information.
On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of variable cash flows to be paid related to interest on variable rate debt, as a hedge of market variation in the benchmark rate for a future fixed rate debt issue or as a hedge of certain forecasted purchases of corn or natural gas used in the manufacturing process (“a cash-flow hedge”), or as a hedge of the fair value of certain debt obligations (“a fair-value hedge”). This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the Consolidated Balance Sheet, or to specific firm commitments or forecasted transactions. For all hedging relationships, the Company formally documents the hedging relationships and its risk-

management objective and strategy for undertaking the hedge transactions, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.
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
Stock-based compensation — The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees. The plan is more fully described in Note 11. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“SFAS 123R”), which requires, among other things, that compensation expense be recognized for employee stock options. Prior to the adoption of SFAS 123R, the Company accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under that method, compensation expense was recorded only if the current market price of the underlying stock on the date of grant exceeded the option exercise price. Since stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant under the Company’s stock incentive plan, no compensation expense related to stock options was recorded in the Consolidated Statements of Income prior to January 1, 2006.
Earnings per common share — Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding (including redeemable common stock), which totaled 74.7 for 2007, 74.1 million for 2006 and 74.7 million for 2005. Diluted earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options and other shares associated with long-term incentive compensation plans. The weighted average number of shares outstanding for diluted EPS calculations was 76.5 million, 75.8 million and 75.6 million for 2007, 2006 and 2005, respectively. In 2007 and 2005, options to purchase approximately 600 thousand shares and 1 million shares of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive. There were no anti-dilutive stock option shares for 2006.
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
Recently adopted accounting standards — In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. The Company adopted FIN 48 effective January 1, 2007. The cumulative effect of the adoption of FIN 48 was reflected as a reduction in the beginning balance of retained earnings of $2 million. See also Note 7 for additional information.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Among other things, SFAS 158 requires companies to: (i) recognize in the balance sheet, a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, to record the funded status of defined benefit pension and other post-retirement benefit plans; (ii) measure plan assets and obligations that determine its funded status as of the end of the company’s fiscal year; and (iii) recognize in comprehensive income the changes in the funded status of a defined benefit pension and postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the year-end balance sheet date is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 effective December 31, 2006 by recording a charge to accumulated other comprehensive loss of $34 million, net of income taxes of $18 million, to recognize the unfunded portion of its defined benefit pension and other postretirement plan liabilities. The Company does not expect that the eventual change to using a year-end balance sheet measurement date will have a material impact on its consolidated financial statements. See also Note 8 of the notes to the consolidated financial statements for additional information.
NOTE 3 — Acquisitions
On February 12, 2007, the Company acquired the food business assets of SPI Polyols, a subsidiary of ABF North America Holdings, Inc., and the common shares of an SPI unit that owned the 50 percent of Getec Guanabara Quimica Industrial S.A. (“GETEC”) not previously held by Corn Products International. GETEC is a major Brazilian producer of polyols, including liquid sorbitol and mannitol, and anhydrous dextrose, for the personal care, food, candy and confectionary, and pharmaceutical markets. The Company paid approximately $66 million in cash to complete this acquisition, which was accounted for under the purchase method of accounting. Goodwill of approximately $43 million was recorded. Effective with the acquisition, GETEC, which was previously accounted for as a non-controlled affiliate under the equity method, became a consolidated subsidiary of the Company.
On August 31, 2006, the Company’s wholly-owned subsidiary, Corn Products Brasil — Ingredientes Industriais Ltda. (“Corn Products Brazil”), paid $22 million in cash to increase its ownership interest in GETEC from 20 percent to 50 percent. The Company accounted for this investment as a non-controlled affiliate under the equity method of accounting until February 2007 when, as discussed above, it increased its ownership in GETEC to 100 percent.
On December 19, 2006, the Company’s wholly-owned Argentinean subsidiary, Productos de Maiz, S.A., paid $16 million in cash to acquire substantially all of the common stock of DEMSA Industrial Peru-Derivados del Maiz, S.A. (“DEMSA”), the only corn refiner in Peru. Goodwill of approximately $9 million was recorded. Established in

1964, DEMSA sells regular and modified corn starch, glucose, grits, corn oil, corn flour, hominy feed, caramel color and other products to the food and beverage, papermaking, corrugated, pharmaceutical, textiles and animal feed markets.
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
NOTE 4 — Financial Instruments, Derivatives and Hedging Activities
Fair value of financial instruments:
The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values. Futures contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value. Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value. The Company’s treasury lock agreements, which lock the benchmark rate for an anticipated fixed rate borrowing, are recognized at fair value. The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. Presented below are the carrying amounts and the fair values of the Company’s long-term debt at December 31, 2007 and 2006.

	2007		2006
	Carrying	Fair	Carrying	Fair
(in millions)	amount	value	amount	value

6.0% senior notes, due April 15, 2017	$200	$205	$—	$—
6.625% senior notes, due April 15, 2037	99	101	—	—
8.25% senior notes, repaid July 2007	—	—	255	259
8.45% senior notes, due 2009	200	212	199	213
Brazil loans, due 2010	20	20	—	—
Mexican term loan, due 2008	17	17	17	17
Canadian revolving credit facility, due 2012	—	—	9	9
Korean loans, due 2007	—	—	18	18

Sub-total	$536	$555	$498	$516
Less: current maturities of long-term debt	17	17	18	18

Total long-term debt	$519	$538	$480	$498

Derivatives:
The Company uses financial instruments primarily to manage the exposure to price risk related to the purchases of corn and natural gas used in the manufacturing process, to manage transactional foreign exchange risk and to manage its exposure to changes in interest rates on existing or anticipated borrowings. The Company generally does not enter into derivative instruments for any purpose other than hedging the cash flows associated with future interest payments on variable rate debt and specific volumes of commodities that will be purchased and processed in a future month, and hedging the exposure related to changes in the fair value of certain outstanding fixed rate debt instruments and hedging transactional foreign exchange risk. The Company generally uses derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk and generally hedges twelve to eighteen months forward. As of December 31, 2007, we had $14 million of net notional foreign currency swaps and forward contracts that hedged net liability transactional exposures. As of December 31, 2006, we had $44 million of net notional foreign currency swaps and forward contracts that hedged net liability transactional exposures.

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
The Company uses a combination of fixed and variable rate debt to finance its operations. The debt obligations with fixed cash flows expose the Company to variability in the fair value of outstanding debt instruments due to changes in interest rates. The Company has, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed-rate debt to a variable rate. These swaps called for the Company to receive interest at a fixed rate and to pay interest at a variable rate, thereby creating the equivalent of variable-rate debt. The Company designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair value hedges. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized in earnings. The Company did not have any interest rate swap agreements outstanding at December 31, 2007 or 2006. In 2007 and 2006, the Company entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for certain fixed rate debt (see also Note 5). The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to other comprehensive income (loss) until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The net gain or loss recognized in earnings during 2007, 2006 and 2005, representing the amount of the Company’s hedges’ ineffectiveness and the component of the Company’s derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness, was not significant.
At December 31, 2007, the Company’s accumulated other comprehensive loss account included $49 million of gains, net of tax of $29 million, pertaining to commodities related derivative instruments that hedge the anticipated cash flows from future transactions, most of which are expected to be recognized in earnings within the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives gains to earnings include the sale of finished goods inventory that includes previously hedged purchases of raw corn and the usage of hedged natural gas. Additionally, the Company’s accumulated other comprehensive loss account at December 31, 2007 included $4 million of losses, net of tax of $2 million, related to T-Locks. Cash flow hedges discontinued during 2007 were not material.

NOTE 5 — Financing Arrangements
The Company had total debt outstanding of $649 million and $554 million at December 31, 2007 and 2006, respectively. Short-term borrowings at December 31, 2007 and 2006 consist primarily of amounts outstanding under various unsecured local country operating lines of credit.
Short-term borrowings consist of the following at December 31:

(in millions)	2007	2006

Borrowings in various currencies (at rates of 4%-13% for 2007 and 3%-13% for 2006)	$113	$56
Current maturities of long-term debt	17	18

Total short-term borrowings	$130	$74

The Company has a $500 million senior, unsecured revolving credit facility consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”) that matures April 26, 2012. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. At December 31, 2007, there were no outstanding borrowings under the US revolving credit facility or the Canadian revolving credit facility.
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
Long-term debt consists of the following at December 31:

(in millions)	2007	2006
6.0% senior notes, due April 2017, net of discount	$200	$—
6.625% senior notes, due April 2037, net of discount	99	—
8.25% senior notes, repaid at maturity in July 2007	—	255
8.45% senior notes, due August 2009, net of discount	200	199
Brazil loans, due 2010 (average floating rate of 11%)	20	—
Mexican term loan, due 2008 (at LIBOR indexed floating rate)	17	17
Canadian revolver, matures 2012 (at LIBOR indexed floating rate)	—	9
Korean loan, due 2007 (at rate of 5% for 2006)	—	18

Total	$536	$498
Less: current maturities	17	18

Long-term debt	$519	$480

The Company’s long-term debt matures as follows: $17 million in 2008, $200 million in 2009, $20 million in 2010, $200 million in 2017 and $100 million in 2037. The Company’s long-term debt at December 31, 2006 included $255 million of 8.25 percent senior notes that were repaid at maturity on July 15, 2007. These borrowings were included in long-term debt at December 31, 2006 as the Company expected to refinance the notes on a long-term basis prior to the maturity date.
Corn Products International, Inc. guarantees certain obligations of several of its consolidated subsidiaries, which aggregated $37 million and $52 million at December 31, 2007 and 2006, respectively.
The Company plans to refinance its 8.45 percent $200 million senior notes due August 2009, by issuing long-term, fixed rate debt in 2009. In conjunction with this plan and in order to manage its exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, the Company entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness in September 2007. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income (loss) until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt.
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
On February 1, 2006, the Company terminated its remaining fixed to floating interest rate swap agreements associated with its 8.45 percent senior notes. The swap termination resulted in a gain of approximately $3 million, which approximated the fair value of the swap contract. The fair value adjustment to the hedged debt at the termination date ($3 million) is being amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009).

NOTE 6 — Leases
The Company leases rail cars, certain machinery and equipment, and office space under various operating leases. Rental expense under operating leases was $27 million, $24 million and $24 million in 2007, 2006 and 2005, respectively. Minimum lease payments due on leases existing at December 31, 2007 are shown below:

(in millions)
Year	Minimum Lease Payments

2008	$27
2009	24
2010	19
2011	14
2012	12
Balance thereafter	41
NOTE 7 — Income Taxes
The components of income before income taxes and the provision for income taxes are shown below:

(in millions)	2007	2006	2005

Income (loss) before income taxes:
United States	$28	$(10)	$(30)
Outside the United States	277	207	178

Total	$305	$197	$148

Provision for income taxes:
Current tax expense
US federal	$2	$5	$5
State and local	1	—	2
Foreign	92	70	64

Total current	$95	$75	$71

Deferred tax expense (benefit)
US federal	$(1)	$(4)	$(11)
State and local	—	—	(3)
Foreign	8	(2)	(2)

Total deferred	$7	$(6)	$(16)

Total provision	$102	$69	$55

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Significant temporary differences at December 31, 2007 and 2006 are summarized as follows:

(in millions)	2007	2006

Deferred tax assets attributable to:
Employee benefit accruals	$28	$23
Pensions	17	21
Hedging/derivative contracts	—	4
Net operating loss carryforwards	10	9
Foreign tax credit carryforwards	25	25
Foreign minimum tax credits	—	1
Other	17	10

Gross deferred tax assets	$97	$93
Valuation allowance	(26)	(24)

Net deferred tax assets	$71	$69

Deferred tax liabilities attributable to:
Plants and properties	$171	$154
Hedging/derivative contracts	27	16
Goodwill	20	17

Total deferred tax liabilities	$218	$187

Net deferred tax liabilities	$147	$118

Net operating loss carryforwards at December 31, 2007 include state net operating losses of $2 million and foreign net operating losses of $8 million. The state net operating losses expire in various years through 2027. Foreign net operating losses of $4 million will expire in 2009 through 2013 if unused, while $4 million may be carried forward indefinitely. The foreign tax credit carryforwards of $25 million at December 31, 2007 will expire in 2012 through 2017 if not utilized.
SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The Company maintains a valuation allowance of $26 million against certain foreign tax credits and foreign net operating losses that management has determined will more likely than not expire prior to realization. The valuation allowance at December 31, 2007, with respect to foreign tax credit carryforwards, increased to $18 million from $17 million at December 31, 2006. The valuation allowance with respect to foreign net operating losses increased to $8 million at December 31, 2007 from $7 million at December 31, 2006.
A reconciliation of the federal statutory tax rate to the Company’s effective tax rate follows:

	2007	2006	2005

Provision for tax at US statutory rate	35.00%	35.00%	35.00%
Tax rate difference on foreign income	(1.56)	(0.04)	(2.40)
State and local taxes — net	0.25	0.22	(1.50)
Increase in valuation allowance — foreign tax credits	0.47	1.73	5.41
Change in foreign statutory tax rates	(1.03)	(1.07)	—
Non-conventional fuel tax credits	(0.22)	(0.68)	—
Other items — net	0.59	0.09	0.99

Provision at effective tax rate	33.50%	35.25%	37.50%

Provisions are made for estimated US and foreign income taxes, less credits that may be available, on distributions from foreign subsidiaries to the extent dividends are anticipated. No provision has been made for income taxes on approximately $735 million of undistributed earnings of foreign subsidiaries at December 31, 2007, as such amounts are considered permanently reinvested.
The Company adopted FIN 48 effective January 1, 2007. The cumulative effect of the adoption of FIN 48 was reflected as a reduction in the beginning balance of retained earnings of $2 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)

Balance at January 1, 2007	$16
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(1)
Additions based on tax positions related to the current year	4
Reductions related to settlements	(1)
Reductions related to a lapse in the statute of limitations	(1)

Balance at December 31, 2007	$17

Of this total, $12 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods.
The Company accounts for interest and penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $4 million as of January 1, 2007 and December 31, 2007.
The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions. The Internal Revenue Service (“IRS”) has concluded its audit of all years through 2004. The Company remains subject to potential examination in Canada for the years 2000 to 2007, Brazil for the years 2002 to 2006 and Mexico for the years 2003 to 2007. The statute of limitations is generally open for the years 2001 to 2007 for various other non-US jurisdictions.
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
It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2007. The Company currently estimates that such increases or decreases will not be significant.
NOTE 8 — Benefit Plans
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
Pension Obligation and Funded Status —The changes in pension benefit obligations and plan assets during 2007 and 2006, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2007 and 2006, were as follows:

(in millions)	US Plans		Non-US Plans

	2007	2006	2007	2006

Benefit obligation
At January 1	$70	$73	$136	$119
Service cost	3	3	4	3
Interest cost	4	4	8	7
Benefits paid	(2)	(9)	(6)	(5)
Actuarial loss (gain)	1	(1)	(10)	13
Curtailment / Settlement	—	—	(1)	—
Foreign currency translation	—	—	18	(1)

Benefit obligation at December 31	$76	$70	$149	$136

Fair value of plan assets
At January 1	$58	$59	$113	$97
Actual return on plan assets	5	4	7	16
Employer contributions	3	—	9	5
Benefits paid	(2)	(5)	(7)	(5)
Foreign currency translation	—	—	17	—

Fair value of plan assets at December 31	$64	$58	$139	$113

Funded status	$(12)	$(12)	$(10)	$(23)

Amounts recognized in the Consolidated Balance Sheets consist of:

(in millions)	US Plans		Non-US Plans

	2007	2006	2007	2006

Non current asset	$—	$—	$(5)	$—
Current liabilities	1	—	1	—
Non current liabilities	11	12	14	23

Net amount recognized	$12	$12	$10	$23

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

(in millions)	US Plans		Non-US Plans

	2007	2006	2007	2006

Net actuarial loss	$10	$10	$25	$31
Prior service cost	2	2	—	1
Transition obligation	—	—	6	5

Net amount recognized	$12	$12	$31	$37

The accumulated benefit obligation for all defined benefit pension plans was $191 million and $173 million at December 31, 2007 and 2006, respectively.
Information about plan obligations and assets for plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions)	US Plans		Non-US Plans

	2007	2006	2007	2006

Projected benefit obligation	$76	$70	$14	$10
Accumulated benefit obligation	71	64	11	10
Fair value of plan assets	64	58	—	—

Included in the Company’s pension obligation are nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income consist of the following for the years ended December 31, 2007, 2006 and 2005:

(in millions)	US Plans			Non-US Plans

	2007	2006	2005	2007	2006	2005

Service cost	$3	$3	$2	$4	$3	$2
Interest cost	4	4	4	8	7	6
Expected return on plan assets	(4)	(4)	(3)	(8)	(7)	(5)
Amortization of actuarial loss	—	1	—	1	1	—
Amortization of transition obligation	—	—	—	1	—	—
Settlement/Curtailment	—	1	—	—	—	—

Net pension cost	$3	$5	$3	$6	$4	$3

For the US plans, the Company estimates that net pension expense for 2008 will include approximately $0.2 million relating to the amortization of its accumulated actuarial loss and $0.5 million relating to the amortization of prior service cost included in accumulated other comprehensive loss at December 31, 2007.

For the non-US plans, the Company estimates that net pension expense for 2008 will include approximately $0.8 million relating to the amortization of its accumulated actuarial loss and $0.6 million relating to the amortization of prior service cost included in accumulated other comprehensive loss at December 31, 2007.
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for 2007 are as follows:

(in millions)	US Plans	Non-US

Net actuarial loss/(gain)	$—	$(9)
Amortization of actuarial (loss)/gain	—	(1)
Amortization of prior service (cost)/credit	(1)	—
Amortization of transition obligation	—	(1)

Total recorded in other comprehensive income	(1)	(11)
Net periodic benefit cost	3	6

Total recorded in other comprehensive income and net periodic benefit cost	2	(5)

The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	US Plans		Non-US Plans

	2007	2006	2007	2006

Discount rate	6.20%	5.90%	6.10%	5.80%
Rate of compensation increase	2.75%	2.75%	4.00%	4.00%

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

	US Plans			Non-US Plans

	2007	2006	2005	2007	2006	2005

Discount rate	5.90%	5.40%	5.75%	5.80%	5.25%	5.25%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	7.20%	7.00%	7.25%
Rate of compensation increase	2.75%	2.75%	2.75%	4.00%	3.50%	3.50%

The Company has assumed an expected long-term rate of return on assets of 7.25 percent for US and 7.00% for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices.
The discount rate reflects a rate of return on high quality fixed income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term corporate AA bonds as a benchmark in establishing this assumption. The discount rate is reviewed annually.
Plan Assets — The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of high-quality equity instruments, fixed income securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. For US pension plans, the weighted average target range allocation of assets was 31-55 percent with equity managers, and

44-68 percent with fixed income managers. The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate. The Company’s pension plan weighted average asset allocation as of September 30 for US plans and October 31 for non-US plans is as follows:

Asset Category	US Plans		Non-US Plans

	2007	2006	2007	2006

Equity securities	57%	52%	54%	57%
Debt securities	36%	47%	38%	39%
Other	7%	1%	8%	4%

Total	100%	100%	100%	100%

In 2007, the Company made cash contributions of $3 million and $9 million to its US and non-US pension plans, respectively. The Company anticipates that in 2008 it will make cash contributions of $9 million and $7 million to its US and non-US pension plans, respectively. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets. The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	US Plans	Non-US Plans

2008	$5	$9
2009	7	7
2010	5	7
2011	5	7
2012	7	8
Years 2013 — 2017	28	44

The Company and certain of its subsidiaries also maintain defined contribution plans. The Company makes matching contributions to these plans based on a percentage of employee contributions. Amounts charged to expense for defined contribution plans totaled $5 million, $4 million and $6 million in 2007, 2006 and 2005, respectively.
Postretirement Benefit Plans — The Company’s postretirement benefit plans currently are not funded. The information presented below includes the plans in the United States and Canada. The changes in the benefit obligations of the plans during 2007 and 2006, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2007 and 2006, were as follows:

(in millions)	2007	2006

Accumulated postretirement benefit obligation
At January 1	$48	$44
Service cost	1	2
Interest cost	3	2
Actuarial loss/(gain)	1	2
Benefits paid	(2)	(2)
Foreign Currency Translation	1	—

Benefit obligation at December 31	$52	$48
Fair value of plan assets	—	—

Funded Status	$52	$48

Amounts recognized in the Consolidated Balance Sheet consist of:

(in millions)	2007	2006

Current liabilities	$2	$2
Non current liabilities	50	46

Net amount recognized	$52	$48

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

(in millions)	2007	2006

Net actuarial loss	$10	$9
Prior service cost	—	—

Net amount recognized	$10	$9

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income consisted of the following for the years ended December 31, 2007, 2006 and 2005:

(in millions)

	2007	2006	2005

Service cost	$1	$2	$1
Interest cost	3	2	3
Amortization of actuarial loss	—	—	—
Amortization of prior service cost	—	—	—

Net postretirement benefit costs	$4	$4	$4

The Company estimates that postretirement benefit expense for 2008 will include approximately $0.5 million relating to the amortization of its accumulated actuarial loss and ($0.3) million relating to the amortization of its prior service credit included in accumulated other comprehensive loss at December 31, 2007.
Changes in amounts recorded in other comprehensive income for 2007 are as follows:

(in millions)

Net actuarial loss/(gain)	$1

Total recorded in other comprehensive income	1
Net periodic benefit cost	4

Total recorded in other comprehensive income and net periodic benefit cost	5

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2007	2006

Discount rate	6.10%	5.80%

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2007	2006	2005

Discount rate	5.80%	5.40%	5.75%

The discount rate reflects a rate of return on high quality fixed income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term corporate AA bonds as a benchmark in establishing this assumption. The discount rate is reviewed annually.
In measuring the postretirement benefit obligation, for the United States, the Company assumed an increase in the per capita cost of healthcare benefits of 9.0 percent in 2008, declining ratably to 5.0 percent by the year 2016 and remaining at that level thereafter. For Canada, the Company assumed an increase in the per capita cost of healthcare benefits of 10.0 percent in 2008, declining ratably to 5.0 percent by the year 2013 and remaining at that level thereafter. In addition, for Canada, the Company assumed an increase in the per capita cost of dental benefits of 4.0 percent per year. The Canadian London Union Plan is not affected by health care trend rates. An increase in the assumed healthcare cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation at December 31, 2007 by $7 million, while a decrease in the rate of 1 percentage point would decrease the obligation by $6 million, with a corresponding effect on the service and interest cost components of the net periodic postretirement benefit cost for the year then ended of $0.7 million for an increase of 1 percentage point and $0.6 million for a decrease of 1 percentage point.
Estimated future benefit payments — The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)

2008	$2
2009	2
2010	2
2011	2
2012	2
Years 2013 — 2017	16

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to employers sponsoring retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company receives a Medicare Part D subsidy for certain retirees. The impact of the Medicare Part D subsidy is immaterial for benefit payment cash flows.

NOTE 9 — Supplementary Information
Balance Sheet — Supplementary information is set forth below:

(in millions)	2007	2006

Accounts receivable — net:
Accounts receivable — trade	$354	$287
Accounts receivable — other	110	75
Allowance for doubtful accounts	(4)	(5)

Total accounts receivable — net	$460	$357

Inventories:
Finished and in process	$165	$127
Raw materials	202	144
Manufacturing supplies	60	50

Total inventories	$427	$321

Accrued liabilities:
Compensation expenses	$60	$47
Dividends payable	8	7
Accrued interest	12	17
Accrued income taxes	6	13
Taxes payable other than income taxes	17	12
Other	31	22

Total accrued liabilities	$134	$118

Non-current liabilities:
Employees’ pension, indemnity, retirement, and other	$99	$112
Other	24	18

Total non-current liabilities	$123	$130

Income Statement — Supplementary information is set forth below:

(in millions)	2007	2006	2005

Other income (expense)-net:
Gain on investment	$6	$—	$—
Earnings from non-controlled affiliates	—	1	1
Gain from sale of non-core assets	—	—	2
Other	4	9	6

Other income (expense)-net	$10	$10	$9

Financing costs-net:
Interest expense, net of amounts capitalized *	$50	$34	$37
Interest income	(12)	(6)	(5)
Foreign currency transaction (gains) losses	4	(1)	3

Financing costs-net	$42	$27	$35

*	Interest capitalized amounted to $4 million, $10 million and $5 million in 2007, 2006 and 2005, respectively.

Statements of Cash Flow — Supplementary information is set forth below:

(in millions)	2007	2006	2005

Interest paid	$47	$38	$36
Income taxes paid	93	73	62
Noncash investing and financing activities:
Change in fair value and number of shares of redeemable common stock	(25)	15	(4)
Assumption of debt in connection with acquisition	—	5	—

Natural Gas Purchase Agreement:
On January 20, 2006, Corn Products Brazil (“CPO Brazil”), the Company’s wholly-owned Brazilian subsidiary entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”). Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant. This Agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement. During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement. The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement.
NOTE 10 — Redeemable Common Stock
The Company has an agreement with certain common stockholders (collectively the “holder”), relating to 500,000 shares of the Company’s common stock, that provides the holder with the right to require the Company to repurchase those common shares for cash at a price equal to the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding the date that the holder exercises the put option. The put option is exercisable at any time until January 2010 when it expires. The holder can also elect to sell the common shares on the open market, subject to certain restrictions. The common shares subject to the put option are classified as redeemable common stock in the Company’s Consolidated Balance Sheets.
The Company has the right, but not the obligation, to extend the put option for an additional three years. The holder of the put option may not require the Company to repurchase less than 500,000 shares on any single exercise of the option, and the put option may not be exercised more than once in any six month period. In the event the holder exercises the put option requiring the Company to repurchase the shares, the Company would be required to pay for the shares within 90 calendar days from the exercise date if the holder is selling the minimum number of shares (500,000). Any amount due would accrue interest at the Company’s revolving credit facility rate from the date of exercise until the payment date.
The carrying value of the redeemable common stock was $19 million at December 31, 2007 and $44 million at December 31, 2006, based on the average of the closing per share market prices of the Company’s common stock for the 20 trading days immediately preceding the respective balance sheet dates ($38.30 per share and $35.86 per share at December 31, 2007 and 2006, respectively). Adjustments to mark the redeemable common stock to market value are recorded directly to additional paid-in capital in the stockholders’ equity section of the Company’s Consolidated Balance Sheets. During 2007, the holder sold 727,000 shares of redeemable common stock in open market transactions. There were 500,000 and 1,227,000 shares of redeemable common stock outstanding at December 31, 2007 and 2006, respectively.
NOTE 11 — Stockholders’ Equity
Preferred stock:
The Company has authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding as of December 31, 2007 and December 31, 2006.
Treasury Stock:
During 2007, the Company issued, from treasury, 77,950 restricted common shares and 875,774 common shares upon the exercise of stock options under the stock incentive plan and 7,027 common shares under other incentive plans. During 2006, the Company issued, from treasury, 67,700 restricted common shares and 1,300,095 common shares upon the exercise of stock options under the stock incentive plan and 34,522 common shares under other incentive plans. During 2005, the Company issued, from treasury, 6,500 restricted common shares and 996,980 common shares upon the exercise of stock options under the stock incentive plan and 1,325 common shares under other incentive plans.

The Company reacquired 32,040, 28,000 and 52,475 shares of its common stock during 2007, 2006 and 2005, respectively, by both repurchasing shares from employees under the stock incentive plan and through the cancellation of forfeited restricted stock. The Company repurchased shares from employees at average purchase prices of $44.88, $31.80 and $23.73, or fair value at the date of purchase, during 2007, 2006 and 2005, respectively. All of the acquired shares are held as common stock in treasury, less shares issued to employees under the stock incentive plan.
On November 7, 2007 the Company’s Board of Directors approved a new common stock repurchase program that permits the Company to purchase up to 5 million shares of its outstanding common stock over a period that began on November 9, 2007 and runs through November 30, 2010. In 2007, the Company repurchased 1,480,500 common shares in open market transactions at a cost of approximately $55 million. Substantially all of the 2007 repurchases were made under the Company’s previously authorized 4 million share repurchase program, except for 32,100 shares that were repurchased under the new program. At December 31, 2007 the Company had 4,967,900 shares available to be repurchased under its new program. The Company has repurchased all of the shares allowed under its previously authorized 4 million share repurchase program. In 2006, the Company repurchased 862,800 common shares in open market transactions at a cost of $23 million. The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan. However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2005, 2006 and 2007:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Redeemable Shares	Outstanding

Balance at December 31, 2004	75,320	792	1,227	73,301

Issuance of restricted stock as compensation	—	(7)	—	7
Issuance under incentive and other plans	—	(1)	—	1
Stock options exercised	—	(997)	—	997
Purchase/acquisition of treasury stock	—	1,742	—	(1,742)

Balance at December 31, 2005	75,320	1,529	1,227	72,564

Issuance of restricted stock as compensation	—	(68)	—	68
Issuance under incentive and other plans	—	(35)	—	35
Stock options exercised	—	(1,300)	—	1,300
Purchase/acquisition of treasury stock	—	891	—	(891)

Balance at December 31, 2006	75,320	1,017	1,227	73,076

Elimination of redemption requirement (see Note 10)	—	—	(727)	727
Issuance of restricted stock as compensation	—	(78)	—	78
Issuance under incentive and other plans	—	(7)	—	7
Stock options exercised	—	(876)	—	876
Purchase/acquisition of treasury stock	—	1,513	—	(1,513)

Balance at December 31, 2007	75,320	1,569	500	73,251

Share-based payments:
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“SFAS 123R”), which requires, among other things, that compensation expense be recognized for employee stock options. Prior to the adoption of SFAS 123R, the Company accounted for stock compensation using the intrinsic value method provided under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Pro forma disclosures of net income and earnings per share for 2005, assuming the application of the fair value method to account for stock options in accordance with SFAS 123R, are provided in the table below. For purposes of making the pro forma disclosure, the estimated fair market value of stock option awards is amortized to expense over the applicable vesting period. The following table illustrates the effect on net income and earnings per common share assuming the Company had applied the fair value based recognition provisions of SFAS 123R to all outstanding and unvested awards for the period presented:

(in millions, except per share amounts)	Year Ended December 31, 2005

Net income, as reported	$90
Add:
Stock-based employee compensation expense included in reported net income, net of tax	1
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)

Pro forma net income	$87

Earnings per common share:
Basic — as reported	$1.20
Basic — pro forma	$1.16

Diluted — as reported	$1.19
Diluted — pro forma	$1.15

The Company has a stock incentive plan (“SIP”) administered by the compensation committee of its Board of Directors that provides for the granting of stock options, restricted stock and other stock-based awards to certain key employees. A maximum of 8 million shares were originally authorized for awards under the SIP. As of December 31, 2007, 5.4 million shares were available for future grants under the SIP. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP. Total share-based compensation expense for 2007 was $9 million, net of income tax effect of $4 million.
The Company granted nonqualified options to purchase 777,600, 1,084,200 and 4,000 shares of the Company’s common stock during 2007, 2006 and 2005, respectively. The options are exercisable upon vesting, which occurs for grants issued in 2007 evenly over a three year period at the anniversary dates of the date of grant, and have a term of 10 years. Stock options granted prior to 2007 are exercisable upon vesting, which occurs in 50 percent increments at the one and two year anniversary dates of the date of grant, and also have a term of 10 years. Compensation expense is recognized on a straight-line basis for awards. As of December 31, 2007, certain of these nonqualified options have been forfeited due to the termination of employees.
The fair value of stock option awards was estimated at the grant dates using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Expected life (in years)	5.3	5.3	5.3
Risk-free interest rate	4.8%	4.2%	3.9%
Expected volatility	26.8%	27.8%	27.0%
Expected dividend yield	1.0%	1.1%	1.2%
The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. Expected volatility is based on historical volatilities of the Company’s common stock. Dividend yields are based on historical dividend payments. The weighted average fair value of options granted during 2007, 2006 and 2005 was estimated to be $10.33, $7.72 and $6.53, respectively.
A summary of stock option and restricted stock transactions for the last three years follows:

			Weighted Average
		Stock Option Price	Exercise Price for	Shares of
(shares in thousands)	Stock Option Shares	Range	Stock Options	Restricted Stock

Outstanding at December 31, 2004	5,722	$10.12 to $24.70	$16.83	325
Granted	4	21.23 to 21.23	21.23	6
Exercised / vested	(997)	10.23 to 17.65	15.07	(138)
Cancelled	(87)	11.37 to 24.70	20.63	(18)

Outstanding at December 31, 2005	4,642	10.12 to 24.70	17.14	175
Granted	1,084	25.83 to 29.80	25.95	68
Exercised / vested	(1,300)	10.12 to 24.70	16.47	(60)
Cancelled	(76)	11.37 to 25.83	21.74	(14)

Outstanding at December 31, 2006	4,350	11.37 to 29.80	19.45	169
Granted	778	33.32 to 40.71	33.93	78
Exercised / vested	(876)	11.37 to 25.83	17.90	(69)
Cancelled	(59)	25.83 to 33.80	30.29	(12)

Outstanding at December 31, 2007	4,193	$11.37 to $40.71	$22.30	166

The intrinsic values of stock options exercised during 2007, 2006 and 2005 were approximately $20 million, $20 million and $12 million, respectively. For the years ended December 31, 2007, 2006 and 2005, cash received from the exercise of stock options was $16 million, $21 million and $14 million, respectively. The excess income tax benefit realized from share-based compensation was $6 million, $6 million and $5 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, the unrecognized compensation cost related to non-vested stock options totaled $5 million, which will be amortized over the weighted-average period of approximately 2 years.
The following table summarizes information about stock options outstanding at December 31, 2007:
(shares in thousands)

			Average Remaining
	Options	Weighted Average	Contractual Life	Options	Weighted Average
Range of Exercise Prices	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price

$11.37 to 12.21	99	$11.37	2.8	99	$11.37
$12.22 to 16.28	1,152	14.24	3.7	1,152	14.24
$16.29 to 20.35	601	16.90	5.8	601	16.90
$20.36 to 24.43	4	21.23	7.3	4	21.23
$24.44 to 28.50	1,574	25.36	7.5	1,082	25.13
$28.51 to 32.57	20	29.80	8.3	10	29.80
$32.58 to 36.64	728	33.80	9.1	—	—
$36.65 to 40.71	15	40.71	9.4	—	—

	4,193	$22.30	6.4	2,948	$18.75

The number of options exercisable at December 31, 2006 was 3.3 million.
Stock options outstanding at December 31, 2007 had an aggregate intrinsic value of approximately $61 million and an average remaining contractual life of 6.3 years. Stock options exercisable at December 31, 2007 had an aggregate intrinsic value of approximately $53 million and an average remaining contractual life of 5.4 years. Stock options outstanding at December 31, 2006 had an aggregate intrinsic value of approximately $67 million and an average remaining contractual life of 6.2 years. Stock options exercisable at December 31, 2006 had an aggregate intrinsic value of approximately $57 million and an average remaining contractual life of 5.5 years.
In addition to stock options, the Company awards shares of restricted common stock to certain key employees. The restricted shares issued under the plan are subject to cliff vesting, generally for five years provided the employee remains in the service of the Company. Expense is recognized on a straight line basis over the vesting period taking into account an estimated forfeiture rate. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant. Compensation expense pertaining to these awards was $1 million in each of 2007, 2006 and 2005.
The following table summarizes restricted share activity for the year ended December 31, 2007:

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2006	169	$21.00
Granted	78	34.43
Vested	(69)	14.45
Cancelled	(12)	26.24

Non-vested at December 31, 2007	166	29.85

The weighted-average fair value of restricted stock granted during the year ended December 31, 2007 and 2006 was $34.43 and $27.89, respectively. The total fair value of restricted stock that vested in 2007, 2006 and 2005 was $1 million, $1 million and $2 million, respectively.
As of December 31, 2007, additional paid-in capital included $4 million of unrecognized compensation cost related to restricted stock that will be amortized on a weighted-average basis over 2.5 years. The recognized compensation cost related to restricted stock totaling $2 million at December 31, 2007 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.

Other share-based awards under the SIP:
Under the compensation agreement with the Board of Directors at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of restricted stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested. Stock units under this plan vest immediately. The compensation expense relating to this plan included in the Consolidated Statements of Income for 2007, 2006 and 2005 was not material. At December 31, 2007, there were approximately 184,000 share units outstanding under this plan at a carrying value of approximately $5 million.
The Company has a long term incentive plan for Officers under which awards thereunder are classified as equity in accordance with SFAS 123R. The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed versus the target percentage. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the target percentage goal and is reviewed at the end of each reporting period. The total compensation expense for these awards is being amortized over a three-year service period. Compensation expense relating to these awards included in the Consolidated Statements of Income for 2007, 2006 and 2005 were $4.9 million, $1.8 million and $0.6 million, respectively. These amounts are included in share-based payments subject to redemption in the Consolidated Balance Sheet at December 31, 2007. As of December 31, 2007, the unrecognized compensation cost relating to these plans was $3.2 million, which will be amortized over the remaining requisite service period of 2 years. This amount will vary each reporting period based on changes in the probability of attaining the goal.

Accumulated Other Comprehensive Loss:
A summary of accumulated other comprehensive income (loss) for the years ended December 31, 2005, 2006 and 2007 is presented below:

		Deferred			Accumulated
	Currency	Gain/(Loss)	Pension	Unrealized	Other
	Translation	on Hedging	Liability	Gain on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Income/(Loss)

Balance, December 31, 2004	$(292)	$(25)	$(4)	$—	$(321)
Gains on cash flow hedges, net of income tax effect of $7		12			12
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $14		24			24
Currency translation adjustment	35				35
Minimum Pension Liability “MPL”, net of income tax effect			(1)		(1)

Balance, December 31, 2005	(257)	11	(5)	—	(251)

Gains on cash flow hedges, net of income tax effect of $8		12			12
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $2		5			5
Currency translation adjustment	43				43
Adjustment to MPL prior to adoption of SFAS No. 158, net of income tax effect of $1			2		2
Adoption of SFAS No. 158, net of income tax effect of $18			(34)		(34)

Balance, December 31, 2006	(214)	28	(37)	—	(223)

Gains on cash flow hedges, net of income tax effect of $20		32			32
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $10		(15)			(15)
Actuarial gain on pension and other postretirement obligations, net of income tax effect of $3			6		6
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $1			2		2
Unrealized gain on investment, net of income tax effect				1	1
Currency translation adjustment	82				82

Balance, December 31, 2007	$(132)	$45	$(29)	$1	$(115)

NOTE 12 — Mexican Tax on Beverages Sweetened with HFCS
On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for beverages in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its three plants in Mexico. Over time, the Company resumed production and sales of HFCS to certain beverage customers. These sales increased significantly beginning late in the third quarter of 2004, and in 2005 and 2006, returned to levels attained prior to the imposition of the tax as a result of certain customers having obtained court rulings exempting them from paying the tax. The Mexican Congress repealed this tax effective January 1, 2007.
As previously disclosed in response to the imposition of the tax, the Company submitted an arbitration claim against the government of Mexico under the provisions of the North American Free Trade Agreement (NAFTA) seeking recovery for damages. In July 2006, a hearing of the NAFTA Tribunal in the case was held to determine whether Mexico has state responsibility for a violation of obligations owed by Mexico to foreign investors under NAFTA Chapter 11. On December 18, 2007, the Tribunal issued an order to the parties saying that it had completed its decision on liability, and indicating that briefing on damages should be based on a violation of NAFTA Article 1102, National Treatment. In a separate procedural order, the Tribunal set a timetable requiring written and oral argument on the damages questions to be completed by April 30, 2008 and a hearing to be held after June 16, 2008. Pursuant to that procedural order, on February 4, 2008 the Company submitted a memorial on damages together with supporting materials. The Company seeks damages and pre-judgment interest that would total $288 million if an award were to be rendered on December 31, 2008.
NOTE 13 — Segment Information
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

(in millions)	2007	2006	2005

Net sales to unaffiliated customers (a):
North America	$2,052	$1,588	$1,422
South America	925	670	603
Asia/Africa	414	363	335

Total	$3,391	$2,621	$2,360

Operating income (b):
North America	$234	$130	$59
South America	115	84	101
Asia/Africa	45	53	53
Corporate	(47)	(43)	(30)

Total	$347	$224	$183

Total assets (c):
North America	$1,716	$1,522	$1,394
South America	902	667	559
Asia/Africa	485	456	436

Total	$3,103	$2,645	$2,389

Depreciation and amortization:
North America	$83	$78	$73
South America	30	25	23
Asia/Africa	12	11	10

Total	$125	$114	$106

Capital expenditures:
North America	$90	$110	$78
South America	77	49	48
Asia/Africa	10	12	17

Total	$177	$171	$143

Notes:

a.	Sales between geographic regions for each of the periods presented are insignificant and therefore are not presented.

b.	Includes earnings from non-controlled affiliates accounted for under the equity method as follows: South America — nil in 2007 and $1 million in each of 2006 and 2005.

c.	Includes investments in non-controlled affiliates accounted for under the equity method as follows: South America — none at December 31, 2007 and $28 million at December 31, 2006.
The following table presents net sales to unaffiliated customers by country of origin for the last three years:

	Net Sales
(in millions)	2007	2006	2005

United States	$1,021	$770	$710
Mexico	668	532	450
Brazil	498	350	322
Canada	363	286	262
Korea	195	185	186
Argentina	160	129	114
Others	486	369	316

Total	$3,391	$2,621	$2,360

The following table presents long-lived assets by country at December 31:

	Long-lived Assets
(in millions)	2007	2006	2005

United States	$506	$466	$428
Mexico	370	365	382
Brazil	320	219	160
Korea	276	280	252
Canada	188	154	176
Argentina	137	125	120
Others	216	198	183

Total	$2,013	$1,807	$1,701

Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR

2007
Net sales before shipping and handling costs	$817	$917	$939	$956
Less: shipping and handling costs	55	60	62	61

Net sales	$762	$857	$877	$895

Gross profit	146	156	142	143

Net income	50	51	51	46

Basic earnings per common share	$0.67	$0.68	$0.68	$0.62

Diluted earnings per common share	$0.66	$0.66	$0.66	$0.61

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR

2006
Net sales before shipping and handling costs	$666	$701	$733	$743
Less: shipping and handling costs	51	56	59	56

Net sales	$615	$645	$674	$687

Gross profit	93	105	112	107

Net income	23	30	37	33

Basic earnings per common share	$0.32	$0.41	$0.50	$0.44

Diluted earnings per common share	$0.31	$0.40	$0.49	$0.43

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

ITEM 9B. OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information contained under the headings “Proposal 1. Election of Directors,” “The Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Executive Officers of the Registrant.” The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller. The code of ethics is posted on the Company’s Internet website, which is found at www.cornproducts.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION
     The information contained under the headings “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained under the headings “Equity Compensation Plan Information as of December 31, 2007” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information contained under the headings “Certain Relationships and Related Transactions” and “Independence of Board Members” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information contained under the heading “2007 and 2006 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1) Consolidated Financial Statements
     Financial Statements (see the Index to the Consolidated Financial Statements on page 42 of this report.
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

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 1-13397

3.2*	Certificate of Designation for the Company’s Series A Junior Participating Preferred Stock, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-Al2B, File No. 1-13397

3.3*	Amended By-Laws of the Company, filed as Exhibit 3.1 to the Company’s report on Form 8-K dated March 21, 2007, File No. 1-13397

4.3*	Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed as Exhibit 10 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006

4.4*
Extension Letter dated as of May 14, 2007 with respect to Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed on May 18, 2007 as Exhibit 4.4 to the Company’s current report on Form 8-K, File No. 1-3397

4.5	First Amendment dated as of October 30, 2007 to Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein

4.6	Second Amendment dated as of October 30, 2007 to Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein

4.7*
Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company’s current report on Form 8-K, File No. 1-13397

4.8*
Third Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 10, 2007 (Commission file No. 1-13397))

4.9*
Fourth Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 10, 2007 (Commission file No. 1-13397))

10.1* ***
The Corn Products International, Inc. Stock Incentive Plan as effective September 18, 2007, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2007, File No. 1-13397

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

10.6* ***
Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844, as amended by Amendment No. 1 dated December 1, 2004, filed as Exhibit 10.6 to the Company’s Annual report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.7 ***	Supplemental Executive Retirement Plan as effective November 13, 2007

10.8** ***	Executive Life Insurance Plan

10.9** ***	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397

10.10* ***	Annual Incentive Plan as effective September 18, 2007, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-13397

10.11* ***	Performance Plan, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13397

10.12** ***	Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods

10.13* ***	Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the Company’s Registration Statement on Form S-8, File No. 333-43525

10.14* ***	Executive Life Insurance Plan, Compensation Committee Summary, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.15* ***
Form of Executive Life Insurance Plan Participation Agreement and Collateral Assignment entered into by the Named Executive Officers with the exception of Jorge Fiamenghi, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.16* ***	Form of Performance Share Award, filed as Exhibit 10.1 to the Company’s report on Form 8-K dated January 29, 2007, File No. 1-13397

10.17* ***
Form of Notice of Grant of Stock Option and Option Award Agreement for use in connection with awards under the Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-13397

Exhibit No.	Description
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2008.

CORN PRODUCTS INTERNATIONAL, INC.
By:	/s/ Samuel C. Scott III
Samuel C. Scott III
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 28th day of February, 2008.

Signature	Title

/s/ Samuel C. Scott III Samuel C. Scott III	Chairman, President, Chief Executive Officer and Director

/s/ Cheryl K. Beebe Cheryl K. Beebe	Chief Financial Officer

/s/ Robin A. Kornmeyer Robin A. Kornmeyer	Controller

*Richard J. Almeida Richard J. Almeida	Director

*Luis Aranguren Luis Aranguren	Director

*Guenther E. Greiner Guenther E. Greiner	Director

*Paul Hanrahan Paul Hanrahan	Director

*Karen L. Hendricks Karen L. Hendricks	Director

*Bernard H. Kastory Bernard H. Kastory	Director

Signature	Title

*Gregory B. Kenny Gregory B. Kenny	Director

*Barbara A. Klein Barbara A. Klein	Director

*William S. Norman William S. Norman	Director

*James M. Ringler James M. Ringler	Director

By:	*/s/ Mary Ann Hynes
Mary Ann Hynes
Attorney-in-fact

(Being the principal executive officer, the principal financial officer, the controller and a majority of the directors of Corn Products International, Inc.)