Form 10-Q
period 2008-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2008-05-06
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2008
Common Stock, $.01 par value	74,122,399 shares

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1
ITEM I — FINANCIAL STATEMENTS
ITEM 2
ITEM 3
ITEM 4
SIGNATURES
EXHIBIT INDEX
Form of Severance Agreement
Separation Agreement
Statement Re: Computation of Earnings Per Share
CEo Section 302 Certification
CFO Section 302 Certification
CEO Section 1350 Certification
CFO Section 1350 Certification
PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2008	2007

Net sales before shipping and handling costs	$991.0	$816.7
Less: shipping and handling costs	60.1	54.8

Net sales	930.9	761.9
Cost of sales	757.7	615.7

Gross profit	173.2	146.2

Operating expenses	67.5	57.6
Other income (expense)-net	1.0	(0.8)

Operating income	106.7	87.8

Financing costs-net	7.3	9.9

Income before income taxes and minority interest	99.4	77.9
Provision for income taxes	33.3	26.5

	66.1	51.4
Minority interest in earnings	1.8	1.4

Net income	$64.3	$50.0

Weighted average common shares outstanding:
Basic	74.1	74.5
Diluted	75.6	76.2

Earnings per common share:
Basic	$0.87	$0.67
Diluted	$0.85	$0.66
See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
(In millions, except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$190	$175
Accounts receivable – net	576	460
Inventories	428	427
Prepaid expenses	19	14
Deferred income taxes	12	13

Total current assets	1,225	1,089

Property, plant and equipment – net	1,531	1,500
Goodwill and other intangible assets	412	426
Deferred income taxes	1	1
Investments	11	13
Other assets	74	74

Total assets	$3,254	$3,103

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$91	$130
Deferred income taxes	28	28
Accounts payable and accrued liabilities	531	516

Total current liabilities	650	674

Non-current liabilities	133	123
Long-term debt	513	519
Deferred income taxes	172	133
Minority interest in subsidiaries	21	21
Redeemable common stock (500,000 shares issued and outstanding at March 31, 2008 and December 31, 2007) stated at redemption value	19	19
Share-based payments subject to redemption	7	9
Stockholders’ equity
Preferred stock – authorized 25,000,000 shares- $0.01 par value – none issued	—	—
Common stock – authorized 200,000,000 shares- $0.01 par value – 74,819,774 shares issued at March 31, 2008 and December 31, 2007	1	1
Additional paid-in capital	1,083	1,082
Less: Treasury stock (common stock; 1,409,612 and 1,568,996 shares at March 31, 2008 and December 31, 2007, respectively) at cost	(53)	(57)
Accumulated other comprehensive loss	(42)	(115)
Retained earnings	750	694

Total stockholders’ equity	1,739	1,605

Total liabilities and equity	$3,254	$3,103

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2008	2007
Net income	$64	$50
Comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $51 and $6, respectively	84	(9)
Reclassification adjustment for gains on cash flow hedges included in net income, net of income tax effect of $8 and $-, respectively	(12)	—
Unrealized loss on investment, net of income tax effect of $1	(2)	—
Currency translation adjustment	3	15

Comprehensive income	$137	$56

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY
							Share-based
		Additional		Accumulated Other		Redeemable	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Common	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Stock	Redemption

Balance, December 31, 2007	$1	$1,082	$(57)	$(115)	$694	$19	$9

Net income					64
Dividends declared					(8)
Gains on cash flow hedges, net of income tax effect of $51				84
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $8				(12)
Repurchase of common stock			(1)
Issuance of common stock on exercise of stock options		1	1
Share-based compensation			4				(2)
Unrealized loss on investment, net of income tax effect of $1				(2)
Currency translation adjustment				3

Balance, March 31, 2008	$1	$1,083	$(53)	$(42)	$750	$19	$7

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2008	2007
Cash provided by (used for) operating activities:
Net income	$64	$50
Non-cash charges (credits) to net income:
Depreciation	32	31
Minority interest in earnings	2	1
Changes in working capital:
Accounts receivable and prepaid items	(9)	(31)
Inventories	(3)	(7)
Accounts payable and accrued liabilities	20	6
Other	10	8

Cash provided by operating activities	116	58

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(48)	(32)
Payments for acquisitions (net of cash acquired of $7)	—	(59)

Cash used for investing activities	(48)	(91)

Cash provided by (used for) financing activities:
Proceeds from borrowings	9	29
Payments on debt	(54)	(27)
Repurchases of common stock	(1)	(7)
Issuance of common stock	2	2
Dividends paid (including to minority interest shareholders)	(10)	(8)

Cash used for financing activities	(54)	(11)

Effect of foreign exchange rate changes on cash	1	—

Increase (decrease) in cash and cash equivalents	15	(44)
Cash and cash equivalents, beginning of period	175	131

Cash and cash equivalents, end of period	$190	$87

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
1. Interim Financial Statements
     References to the “Company” are to Corn Products International, Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended March 31, 2008 and 2007, and the financial position of the Company as of March 31, 2008. The results for the interim periods are not necessarily indicative of the results expected for the full years.
2. Share-Based Compensation
     The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”
     A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended
	March 31,
(in millions)	2008	2007
Total stock-based compensation expense included in net income	$4.9	$3.8
Income tax benefit related to stock-based compensation included in net income	1.6	1.3

Stock Options:
     Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options are exercisable upon vesting, which occurs for grants issued in 2008 and 2007 evenly over a three-year period from the date of the grant, and have a term of 10 years. Stock options granted prior to 2007 are exercisable upon vesting, which occurs in 50 percent increments at the one and two year anniversary dates of the date of grant, and also have a term of 10 years. Compensation expense is recognized on a straight-line basis for awards.
     The Company granted non-qualified options to purchase 813 thousand shares of the Company’s common stock during the quarter ended March 31, 2008.
     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	March 31,	March 31,
	2008	2007
Expected life (in years)	5.3	5.3
Risk-free interest rate	2.91%	4.76%
Expected volatility	27.04%	26.75%
Expected dividend yield	1.16%	0.98%
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
     Stock option activity for the three months ended March 31, 2008 was as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(dollars and shares in thousands)	Options	Price	Term (Years)	Value

Outstanding at December 31, 2007	4,193	$22.30
Granted	813	34.32
Exercised	(69)	24.97
Cancelled	(38)	33.52

Outstanding at March 31, 2008	4,899	24.17	6.70	$63,584

Exercisable at March 31, 2008	3,619	20.64	5.80	$59,733
     For the three months ended March 31, 2008, cash received from the exercise of stock options was $2 million and the income tax benefit realized from the exercise of stock options was insignificant. As of March 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options approximated $10 million, which will be amortized over the weighted-average period of approximately 2.1 years.

     Additional information pertaining to stock option activity is as follows:

(dollars in thousands, except per share amounts)	2008	2007
Weighted average grant date fair value of stock options granted (per share)	$9.05	$10.33
Total intrinsic value of stock options exercised	$841	$1,400
     Restricted Shares of Common Stock:
     The Company has granted restricted stock to certain employees that vest after a designated service period ranging from three to five years. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant. Expense recognized for the three months ended March 31, 2008 and 2007 was $0.5 million and $0.3 million, respectively.
     The following table summarizes restricted share activity for the three month period ended March 31, 2008.

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2007	166	$29.85
Granted	46	34.36
Vested	(8)	23.89
Cancelled	(7)	33.90

Non-vested at March 31, 2008	197	30.57

     As of March 31, 2008, the total remaining unrecognized compensation cost related to restricted stock amounted to $4 million, which will be amortized on a weighted-average basis over 2.4 years.
     3. Inventories
     Inventories are summarized as follows:

	At	At
	March 31,	December 31,
(in millions)	2008	2007
Finished and in process	$200	$165
Raw materials	172	202
Manufacturing supplies and other	56	60

Total inventories	$428	$427

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

	Three Months Ended
	March 31,
(in millions)	2008	2007
Net Sales
North America	$536.9	$467.8
South America	272.1	200.4
Asia/Africa	121.9	93.7

Total	$930.9	$761.9

Operating Income
North America	$75.3	$61.1
South America	32.2	25.0
Asia/Africa	12.9	14.3
Corporate	(13.7)	(12.6)

Total	$106.7	$87.8

	At	At
(in millions)	March 31, 2008	December 31, 2007
Total Assets
North America	$1,855	$1,716
South America	910	902
Asia/Africa	489	485

Total	$3,254	$3,103

5. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three months ended March 31, 2008 and 2007:

(in millions)	US Plans		Non-US Plans
	2008	2007	2008	2007
Service cost	$0.7	$0.7	$0.6	$0.6
Interest cost	1.1	1.0	1.8	1.5
Expected return on plan assets	(1.1)	(1.0)	(2.2)	(1.7)
Amortization of net actuarial loss	0.1	0.2	0.1	0.4
Settlement	0.1	—	—	—

Net pension cost	$0.9	$0.9	$0.3	$0.8

     During 2008, the Company expects to make cash contributions of $17 million and $7 million to its US and non-US pension plans, respectively. As of March 31, 2008, approximately $1.4 million in pension contributions had been made to the Canadian pension plan for 2008.
     The following sets forth the components of net postretirement benefit cost for the three months ended March 31, 2008 and 2007:

(in millions)	2008	2007
Service cost	$0.4	$0.4
Interest cost	0.8	0.7
Amortization of net actuarial loss	0.1	—

Net postretirement benefit cost	$1.3	$1.1

NOTE 6 – Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008, as required. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of March 31, 2008. The provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS No. 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142, and long-lived assets measured at fair value for an impairment test under SFAS No. 144. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial condition or cash flow. As a result of the adoption of SFAS 157, the Company now provides additional disclosures in its notes to the financial statements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy to improve consistency and comparability in fair value measurements and disclosures. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad categories referred to as Level 1, Level 2 and Level 3 inputs. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
     Presented below are the fair values of the Company’s financial instruments and derivatives at March 31, 2008:

(in millions)	Total	Level 1	Level 2	Level 3
Available for sale securities	$5	$5	—	—
Derivative assets	$154	$136	$18	—
Derivative liabilities	$3	—	$3	—
Long-term debt	$510	—	$510	—
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure certain financial assets and liabilities at fair value at specified election dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.

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
     First quarter 2008 was an outstanding period for us as we set record highs for net sales, operating income, net income and diluted earnings per common share. This record performance was driven by increased sales and earnings in our North American and South American regions. Given our strong first quarter, we currently expect that full year 2008 diluted earnings per common share should increase in the range of 12 to 22 percent over the $2.59 we earned in 2007, to $2.90 to $3.15 per diluted common share. Our previous full year 2008 diluted earnings per share guidance was $2.65 to $2.85. We expect that first half 2008 diluted earnings per common share will exceed the amount for the second half of the year as we anticipate higher raw material costs in the latter half of 2008.
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
For The Three Months Ended March 31, 2008
With Comparatives for the Three Months Ended March 31, 2007
     Net Income. Net income for the quarter ended March 31, 2008 increased to $64.3 million, or $0.85 per diluted common share, from $50.0 million, or $0.66 per diluted common share, in the first quarter of 2007. The increase in net income primarily reflects a significant increase in operating income driven principally by improved results in North America and South America.
     Net Sales. First quarter net sales totaled $931 million, up 22 percent ($169 million) from first quarter 2007 net sales of $762 million. The increase reflects a price/product mix improvement of 19 percent ($148 million) and a 6 percent benefit ($48 million) from currency translation attributable to stronger foreign currencies relative to the US dollar, which more than offset a 3 percent volume decline ($27 million) attributable to lower customer demand.

     North American net sales for first quarter 2008 increased 15 percent to $537 million from $468 million in the same period last year, as price/product mix improvement of 16 percent ($77 million) and a 3 percent benefit ($13 million) from currency translation attributable to a stronger Canadian dollar more than offset a 4 percent volume reduction ($21 million) due primarily to poor weather conditions and economic softness. In South America, first quarter 2008 net sales increased 36 percent to $272 million from $200 million in first quarter 2007, as price/product mix improvement of 22 percent ($44 million) and an 18 percent benefit ($36 million) from currency translation principally attributable to stronger local currencies in Brazil and Colombia, more than offset a 4 percent volume decline ($8 million) mainly attributable to lower demand from our Brazilian brewing customers. In Asia/Africa, first quarter 2008 net sales increased 30 percent to $122 million from $94 million in the year-ago period, driven principally by a 30 percent price/product mix improvement ($28 million). Volume growth of 1 percent was offset by a 1 percent decline attributable to weaker Asian currencies.
     Cost of Sales and Operating Expenses. Cost of sales of $758 million for first quarter 2008 was up 23 percent from $616 million in the prior year period, mainly due to higher corn costs and currency translation attributable to the weaker US dollar. Gross corn costs increased approximately 33 percent from first quarter 2007. Currency translation attributable to the weaker US dollar caused cost of sales to increase approximately 6 percent from a year ago. Additionally, energy costs for first quarter 2008 increased approximately 17 percent over the prior year. Gross profit margin was 19 percent, consistent with last year.
     First quarter 2008 operating expenses increased to $67.5 million from $57.6 million last year, primarily reflecting higher compensation-related costs and stronger foreign currencies. Currency translation attributable to the weaker US dollar caused operating expenses to increase approximately 5 percent from the prior year period. First quarter 2008 operating expenses, as a percentage of net sales, were 7.3 percent, down from 7.6 percent a year ago.
     Operating Income. First quarter 2008 operating income increased 22 percent to $106.7 million from $87.8 million a year ago, as strong earnings growth in North America and South America more than offset a decline in our Asia/Africa region. Currency translation attributable to the weaker US dollar contributed approximately $7 million to the year over year increase in operating income. North America operating income for first quarter 2008 increased 23 percent to $75.3 million from $61.1 million a year ago, reflecting strong earnings growth in the US and Canada driven principally by higher product selling prices that more than offset increased corn costs. Currency translation attributable to the stronger Canadian dollar contributed approximately $3 million to the operating income increase in the region. South America operating income for first quarter 2008 increased 29 percent to $32.2 million from $25.0 million a year ago as earnings growth in Brazil and in the Southern Cone of South America more than offset lower results in the Andean region of South America, where higher corn and energy costs along with start-up expenses related to the renewal of a contract for a government sponsored infant food program have reduced profit margins. Currency translation, primarily associated with the stronger Brazilian Real, contributed approximately $4 million to the operating income increase in the region. Asia/Africa operating income decreased 10 percent to $12.9 million from $14.3 million a year ago. This decrease reflects lower earnings in South Korea, resulting principally from higher corn and ocean freight costs and reduced sales volume attributable to a weak economy, which more than offset earnings growth in the rest of the region.

     Financing Costs-net. Financing costs for first quarter 2008 decreased to $7.3 million from $9.9 million a year ago. This decrease primarily reflects foreign currency transaction gains of $1.2 million, higher capitalized interest and increased interest income.
     Provision for Income Taxes. The effective income tax rate for the first quarter of 2008 decreased to 33.5 percent from 34.0 percent a year ago, principally due to a change in anticipated income mix.
     Minority Interest in Earnings. Minority interest for first quarter 2008 was $1.8 million, up from $1.4 million last year, primarily reflecting earnings growth in Pakistan and China.
     Comprehensive Income. We recorded comprehensive income of $137 million for the first quarter of 2008, up from $56 million in the same period last year. The increase primarily reflects gains on cash flow hedges of $84 million (net of tax) for first quarter 2008, principally related to our corn and gas hedging contracts. Additionally, our net income growth contributed to the increase in comprehensive income.
Liquidity and Capital Resources
     Cash provided by operating activities for first quarter 2008 increased to $116 million from $58 million a year ago. The increase in operating cash flow was driven principally by our net income growth and an improvement in working capital largely attributable to cash collections on margin accounts relating to corn futures contracts. Capital expenditures of $48 million for first quarter 2008 are in line with our capital spending plan for the year, which is currently expected to approximate $200 million for full year 2008.
     We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”) that matures in April 2012. At March 31, 2008, there were no borrowings outstanding under the Revolving Credit Agreement. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At March 31, 2008, we had total debt outstanding of $604 million, compared to $649 million at December 31, 2007. The debt includes $200 million (face amount) of 8.45 percent senior notes due August 2009, $200 million (face amount) of 6.0 percent senior notes due 2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $105 million of consolidated subsidiary debt consisting of local country borrowings. Approximately $91 million of the consolidated subsidiary debt represents short-term borrowings. The weighted average interest rate on our total indebtedness was approximately 7.3 percent for the first three months of 2008, down from 8.2 percent in the comparable prior year period.
     On March 19, 2008, our board of directors declared a quarterly cash dividend of $0.12 per share of common stock. This dividend was paid on April 25, 2008 to stockholders of record at the close of business on April 3, 2008.
     We expect that our operating cash flows and borrowing availability under our credit facilities will be more than sufficient to fund our anticipated capital expenditures, acquisitions, dividends and other investing and/or financing strategies for the foreseeable future.
Hedging:

     We are exposed to market risk stemming from changes in commodity prices, foreign currency exchange rates and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. The counterparties in these transactions are generally highly rated institutions. We establish credit limits for each counterparty. Our hedging transactions include but are not limited to a variety of derivative financial instruments such as commodity futures contracts and options, forward currency contracts and options, interest rate swap agreements and treasury lock agreements. See Note 6 of the notes to the condensed consolidated financial statements for additional information.
Commodity Price Risk:
     We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process. We periodically enter into futures and option contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve months, in order to hedge price risk associated with fluctuations in market prices. These readily available marketable exchange-traded futures contracts are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities. Unrealized gains and losses associated with marking these contracts to market are recorded as a component of other comprehensive income. At March 31, 2008, our accumulated other comprehensive loss account included $122 million of gains, net of tax of $74 million, related to these futures and options contracts.
Foreign Currency Exchange Risk:
     Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency cash flow exposures. We generally hedge 12 to 18 months forward. As of March 31, 2008, we had approximately $26 million of net notional foreign currency swaps and forward contracts that hedged net liability transactional exposures.
Interest Rate Risk:
     We are exposed to interest rate volatility with regard to future issuances of fixed rate debt, and existing and future issuances of variable rate debt. Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates. We use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. Generally for interest rate swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. At March 31, 2008 we did not have any interest rate swaps outstanding.
     In conjunction with our plan to refinance our 8.45 percent $200 million senior notes due August 2009, we intend to issue long-term, fixed rate debt in 2009. In order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, we entered into a T-Lock with respect to $50 million of such future indebtedness. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is issued. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt. At March 31, 2008, our accumulated other comprehensive loss account included $5 million of losses, net of tax of $3 million, related to T-Locks.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2008.
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but applies to other accounting pronouncements that require or permit fair value measurements. On February 6, 2008, the FASB issued final Staff Positions that partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities and also removes certain leasing transactions from the scope of SFAS 157. We adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008. See Note 6 of the notes to the condensed consolidated financial statements. The adoption of this statement did not have a material impact on our consolidated financial statements. We do not expect that the application of this statement to non-financial assets and non-financial liabilities will have a material impact on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R, among other things, requires that all business combinations completed after the effective date of the statement be accounted for by applying the acquisition method (previously referred to as the purchase method). Under this method, an acquiring company is required to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the cost allocation process used under SFAS 141 where the cost of the acquisition is allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Acquisition-related costs, currently included in the cost of an acquisition and allocated to assets acquired and liabilities assumed under SFAS 141, are required to be recognized separately from an acquisition under SFAS 141R. SFAS 141R also requires that an acquiring company recognize contingent consideration at the acquisition date, measured at its fair value at that date. In the case of a bargain purchase, defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, the acquiring company is required to recognize a gain for that excess. Under SFAS 141, this excess (or negative goodwill) is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not allowed. The adoption of SFAS 141R will impact accounting for future business combinations and the effect will be dependent upon the acquisitions at that time.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that is to be reported as equity in the consolidated balance sheet, as opposed to being reported in the mezzanine section of the balance sheet between liabilities and equity. Under SFAS 160, consolidated net income is to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The statement requires disclosure of the amounts of consolidated net income attributable to the parent and to the non-controlling interest on the face of the consolidated statement of income. Additionally, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that such transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively. Early adoption is prohibited. We are currently evaluating SFAS 160, but do not expect that the adoption of this statement will have a material effect on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring additional disclosures with respect to derivative instruments and hedging activities, with particular emphasis as to the affects that such items have on the financial position, results of operations, and cash flows of an entity. Statement 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.   We are currently

evaluating SFAS 161, but do not expect that the adoption of this statement will have a material effect on our consolidated financial statements.
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements are subject to certain inherent risks and uncertainties. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations conveyed in these statements, based on various factors, including fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; fluctuations in the value of local currencies, energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; our ability to effectively integrate acquired businesses; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism; and stock market fluctuation and volatility. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these risks, see Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 10-Q or 8-K.
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, and is incorporated herein by reference. There have been no material changes to our market risk during the three months ended March 31, 2008.

ITEM 4
CONTROLS AND PROCEDURES
     Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting during the fiscal quarter that ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer Purchase of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
		Average	Shares Purchased	Shares that may
	Total	Price	as part of Publicly	yet be Purchased
	Number	Paid	Announced Plans	Under the Plans or
(shares in thousands)	of Shares Purchased	per Share	or Programs	Programs

Jan. 1 – Jan. 31, 2008	—	—	—	4,968 shares
Feb. 1 – Feb. 29, 2008	25	$35.68	25	4,943 shares
March 1 – March 31, 2008	—	—	—	4,943 shares

Total	25		25
     The Company has a stock repurchase program, which runs through November 30, 2010, that permits the Company to repurchase up to 5 million shares of its outstanding common stock. As of March 31, 2008, the Company had repurchased 57 thousand shares under the program, leaving 4.94 million shares available for repurchase.
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
CORN PRODUCTS INTERNATIONAL, INC.

DATE: May 6, 2008	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: May 6, 2008	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

10.5	Form of Severance Agreement entered into by each of the Company’s Executive Officers other than Jorge L. Fiamenghi

10.19	Separation Agreement dated as of December 11, 2007 between the Company and Jeffery B. Hebble

10.20	Form of Severance Agreement entered into by the Company and Jorge L. Fiamenghi

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002