Form 10-Q
period 2008-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2008-08-08
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT July 31, 2008
Common Stock, $.01 par value	74,462,564 shares

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2008	2007	2008	2007

Net sales before shipping and handling costs	$1,093.6	$917.0	$2,084.6	$1,733.6
Less: shipping and handling costs	65.1	60.0	125.2	114.8

Net sales	1,028.5	857.0	1,959.4	1,618.8
Cost of sales	841.9	701.5	1,599.5	1,317.2

Gross profit	186.6	155.5	359.9	301.6

Operating expenses	73.4	64.9	140.9	122.5
Other income (expense)-net	2.6	—	3.6	(0.8)

Operating income	115.8	90.6	222.6	178.3

Financing costs-net	6.9	12.9	14.3	22.7

Income before income taxes and minority interest	108.9	77.7	208.3	155.6
Provision for income taxes	38.0	25.5	71.3	52.0

	70.9	52.2	137.0	103.6
Minority interest in earnings	2.5	1.6	4.3	3.0

Net income	$68.4	$50.6	$132.7	$100.6

Weighted average common shares outstanding:
Basic	74.4	74.8	74.2	74.6
Diluted	76.2	76.6	75.9	76.4

Earnings per common share:
Basic	$0.92	$0.68	$1.79	$1.35
Diluted	$0.90	$0.66	$1.75	$1.32
     See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except share and per share amounts)	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$292	$175
Accounts receivable – net	654	460
Inventories	526	427
Prepaid expenses	17	14
Deferred income taxes	14	13

Total current assets	1,503	1,089

Property, plant and equipment – net	1,566	1,500
Goodwill and other intangible assets	405	426
Deferred income taxes	1	1
Investments	10	13
Other assets	107	74

Total assets	$3,592	$3,103

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$122	$130
Deferred income taxes	112	28
Accounts payable and accrued liabilities	631	516

Total current liabilities	865	674

Non-current liabilities	126	123
Long-term debt	514	519
Deferred income taxes	137	133
Minority interest in subsidiaries	21	21
Redeemable common stock (500,000 shares issued and outstanding at June 30, 2008 and December 31, 2007) stated at redemption value	23	19
Share-based payments subject to redemption	8	9

Stockholders’ equity
Preferred stock – authorized 25,000,000 shares-$0.01 par value — none issued	—	—
Common stock – authorized 200,000,000 shares- $0.01 par value – 74,819,774 shares issued at June 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	1,074	1,082
Less: Treasury stock (common stock; 950,281 and 1,568,996 shares at June 30, 2008 and December 31, 2007, respectively) at cost	(35)	(57)
Accumulated other comprehensive income (loss)	50	(115)
Retained earnings	808	694

Total stockholders’ equity	1,898	1,605

Total liabilities and equity	$3,592	$3,103

     See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Net income	$68	$51	$133	$101
Comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $73, $6, $124 and $12, respectively	120	(10)	204	(20)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $22, $13, $29 and $13, respectively	(36)	(21)	(49)	(21)
Unrealized loss on investment, net of income tax effect of $1	—	—	(2)	—
Currency translation adjustment	9	42	12	57

Comprehensive income	$161	$62	$298	$117

     See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY
							Share-based
		Additional		Accumulated Other		Redeemable	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Common	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Stock	Redemption

Balance, December 31, 2007	$1	$1,082	$(57)	$(115)	$694	$19	$9

Net income					133
Dividends declared					(19)
Gains on cash flow hedges, net of income tax effect of $124				204
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $29				(49)
Repurchase of common stock			(1)
Issuance of common stock on exercise of stock options		(8)	19
Share-based compensation		1	4				(1)
Excess tax benefit on share-based compensation		3
Change in fair value of redeemable common stock		(4)				4
Unrealized loss on investment, net of income tax effect of $1				(2)
Currency translation adjustment				12

Balance, June 30, 2008	$1	$1,074	$(35)	$50	$808	$23	$8

     See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2008	2007
Cash provided by (used for) operating activities:
Net income	$133	$101
Non-cash charges (credits) to net income:
Depreciation	65	62
Minority interest in earnings	4	3
Changes in working capital:
Accounts receivable and prepaid items	29	(83)
Inventories	(104)	(26)
Accounts payable and accrued liabilities	112	8
Other	(6)	2

Cash provided by operating activities	233	67

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(105)	(69)
Payments for acquisitions (net of cash acquired of $7)	—	(59)
Other	5	1

Cash used for investing activities	(100)	(127)

Cash provided by (used for) financing activities:
Proceeds from borrowings	53	355
Payments on debt	(63)	(24)
Repurchases of common stock	(1)	(7)
Issuance of common stock	11	12
Dividends paid (including to minority interest shareholders)	(20)	(16)
Excess tax benefit on share-based compensation	3	3
Other	—	1

Cash provided by (used for) for financing activities	(17)	324

Effect of foreign exchange rate changes on cash	1	1

Increase in cash and cash equivalents	117	265
Cash and cash equivalents, beginning of period	175	131

Cash and cash equivalents, end of period	$292	$396

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
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2008 and 2007, and the financial position of the Company as of June 30, 2008. The results for the interim periods are not necessarily indicative of the results expected for the full years.
2. Bunge Acquisition
     On June 23, 2008, the Company (“Corn Products”) and Bunge Limited (“Bunge”) announced that they have entered into a definitive agreement in which Bunge will acquire Corn Products in an all-stock transaction.
     Under the terms of the agreement, each share of Corn Products common stock will be exchanged for a fraction of a common share of Bunge determined by dividing $56.00 by the volume weighted average closing price of a Bunge common share on the New York Stock Exchange for the 15 trading days ending on the second trading day prior to the date of the Corn Products stockholders meeting, provided that if this average closing price is equal to or greater than $133.10, each share of Corn Products common stock will be exchanged for 0.4207 of a Bunge common share, and if this average closing price is equal to or less than $108.90, each share of Corn Products common stock will be exchanged for 0.5142 of a Bunge common share. If the 15 day average closing price of a Bunge common share ending on the second trading day prior to the date of the Corn Products stockholders meeting is within the range of $108.90 to $133.10, then Corn Products stockholders will receive common shares of Bunge having a market value of $56 for each share of Corn Products stock owned. Assuming Corn Products stockholders receive common shares of Bunge having a market value of $56 for each share of Corn Products stock owned, the aggregate transaction value would be approximately $4.8 billion, including assumption of Corn Products’ net debt.
     The exchange of shares in the transaction is expected to qualify as a tax- free reorganization, allowing Corn Products stockholders to defer any gain on their shares for U.S. income tax purposes.
     Upon closing of the transaction, Corn Products will become a wholly owned subsidiary of Bunge, and Mr. Sam Scott, the CEO of the Company, will join Bunge’s Board of Directors.

     The transaction is expected to close in the fourth quarter of 2008 and is subject to the satisfaction of customary closing conditions, including receipt of regulatory clearances, as well as approval by the shareholders of both companies.
3. Share-Based Compensation
     The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”
     A summary of information with respect to stock-based compensation is as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Total stock-based compensation expense included in net income	$2.8	$3.9	$7.7	$7.7

Income tax benefit related to stock-based compensation included in net income	$1.0	$1.3	$2.6	$2.6

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
     The Company granted non-qualified options to purchase 813 thousand shares of the Company’s common stock during the six months ended June 30, 2008. There were no non-qualified options granted during the second quarter of 2008.
     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30,	June 30,
	2008	2007
Expected life (in years)	5.3	5.3
Risk-free interest rate	2.91%	4.76%
Expected volatility	27.04%	26.75%
Expected dividend yield	1.16%	0.98%
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
     Stock option activity for the six months ended June 30, 2008 was as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(dollars and shares in thousands, except per share)	Options	Price	Term (Years)	Value

Outstanding at December 31, 2007	4,193	$22.30
Granted	813	34.32
Exercised	(527)	19.88
Cancelled	(38)	33.52
Outstanding at June 30, 2008	4,441	24.70	6.63	$108,432

Exercisable at June 30, 2008	3,176	$20.92	5.59	$89,554
     For the six months ended June 30, 2008, cash received from the exercise of stock options was $11 million and the income tax benefit realized from the exercise of stock options was $3 million. As of June 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options approximated $9 million, which will be amortized over the weighted-average period of approximately 2.1 years.
Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share)	2008	2007	2008	2007

Weighted average grant date fair value of stock options granted (per share)	$—	$12.45	$9.05	$10.37
Total intrinsic value of stock options exercised	$12,462	$13,204	$13,303	$14,604
     Restricted Shares of Common Stock:
     The Company has granted restricted stock to certain employees that vest after a designated service period ranging from three to five years. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant. Expense recognized for the three and six months ended June 30, 2008 was $0.3 million and $0.8 million, respectively, as compared to $0.3 million and $0.6 million in the comparable prior year periods.

The following table summarizes restricted share activity for the six months ended June 30, 2008.

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2007	166	$29.85
Granted	46	34.36
Vested	(13)	27.24
Cancelled	(8)	33.97

Non-vested at June 30, 2008	191	30.60

     As of June 30, 2008, the total remaining unrecognized compensation cost related to restricted stock approximated $4 million, which will be amortized on a weighted-average basis over 2.3 years.
4. Inventories
     Inventories are summarized as follows:

	At	At
	June 30,	December 31,
(in millions)	2008	2007
Finished and in process	$195	$165
Raw materials	273	202
Manufacturing supplies and other	58	60

Total inventories	$526	$427

5. Segment Information
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Net Sales
North America	$609.3	$533.7	$1,146.2	$1,001.4
South America	297.6	218.5	569.6	418.9
Asia/Africa	121.6	104.8	243.6	198.5

Total	$1,028.5	$857.0	$1,959.4	$1,618.8

Operating Income
North America	$85.5	$68.4	$160.8	$129.5
South America	36.5	25.9	68.7	50.9
Asia/Africa	12.7	11.7	25.6	26.0
Corporate	(18.9)	(15.4)	(32.5)	(28.1)

Total	$115.8	$90.6	$222.6	$178.3

	At	At
(in millions)	June 30, 2008	December 31, 2007
Total Assets
North America	$2,084	$1,716
South America	999	902
Asia/Africa	509	485

Total	$3,592	$3,103

6. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the three and six months ended June 30, 2008 and 2007:

		Three Months				Six Months
(in millions)		Ended June 30,				Ended June 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$0.7	$0.7	$0.6	$0.7	$1.4	$1.4	$1.2	$1.3
Interest cost	1.2	1.0	1.7	1.6	2.3	2.0	3.5	3.3
Expected return on plan assets	(1.1)	(1.0)	(2.3)	(1.9)	(2.2)	(2.0)	(4.5)	(3.7)
Amortization of net actuarial loss	0.2	0.2	0.4	0.4	0.3	0.3	0.5	0.8
Settlement	—	—	—	—	0.1	—	—	—

Net pension cost	$1.0	$0.9	$0.4	$0.8	$1.9	$1.7	$0.7	$1.7

     The Company expects to make cash contributions of $7 million to its Canadian pension plans during 2008, of which $2 million has been made through June 30, 2008. The Company has made cash contributions of $15 million to its US pension plans through June 30, 2008, which is the maximum amount it will contribute for 2008.
     The following sets forth the components of net postretirement benefit cost for the three and six months ended June 30, 2008 and 2007:

	Three Months		Six Months
(in millions)	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.7	0.7	1.5	1.4
Amortization of prior service cost	0.1	—	0.1	—
Amortization of net actuarial loss	—	—	0.1	0.1

Net postretirement benefit cost	$1.2	$1.1	$2.5	$2.3

7. Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008, as required. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within its 2008 financial statements. The provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS No. 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142, and long-lived assets measured at fair value for an impairment test under SFAS No. 144. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial condition or cash flow. As a result of the adoption of SFAS 157, the Company now provides additional disclosures in its notes to the financial statements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy to improve consistency and comparability in fair value measurements and disclosures. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad categories referred to as Level 1, Level 2 and Level 3 inputs. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

     Presented below are the fair values of the Company’s financial instruments and derivatives at June 30, 2008:

(in millions)	Total	Level 1	Level 2	Level 3
Available for sale securities	$4	$4	—	—
Derivative assets	$213	$174	$39	—
Derivative liabilities	$1	—	$1	—
Long-term debt	$504	—	$504	—
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure certain financial assets and liabilities at fair value at specified election dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.
     8. Mexican Tax on Beverages Sweetened with HFCS
     On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for beverages in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its three plants in Mexico. Over time, the Company resumed production and sales of HFCS to certain beverage customers. These sales increased significantly beginning late in the third quarter of 2004, and in 2005 and 2006, returned to levels attained prior to the imposition of the tax as a result of certain customers having obtained court rulings exempting them from paying the tax. The Mexican Congress repealed this tax effective January 1, 2007.
     As previously disclosed in response to the imposition of the tax, the Company submitted an arbitration claim against the government of Mexico under the provisions of the North American Free Trade Agreement (NAFTA) seeking recovery for damages. In July 2006, a hearing of the NAFTA Tribunal in the case was held to determine whether Mexico has state responsibility for a violation of obligations owed by Mexico to foreign investors under NAFTA Chapter 11. On December 18, 2007, the Tribunal issued an order to the parties saying that it had completed its decision on liability, and indicating that briefing on damages should be based on a violation of NAFTA Article 1102, National Treatment. In a separate procedural order, the Tribunal set a timetable requiring written and oral argument on the damages questions to be completed by April 30, 2008 and a hearing to be held after June 16, 2008. Pursuant to that procedural order, on February 4, 2008 the Company submitted a memorial on damages together with supporting materials. The Company seeks damages and pre-judgment interest that would total $288 million if an award were to be rendered on December 31, 2008. In a Decision dated January 15, 2008, the Tribunal held that Mexico had violated NAFTA Article 1102, National Treatment. In July 2008, a hearing regarding the quantum of damages was held before the same Tribunal. The Tribunal has asked the parties for post-hearing written submissions on specific topics relative to the damages claims, which submissions will be made this fall. The amount and timing of a final award by the Tribunal is not known at this time.
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
     Second quarter and first half 2008 were outstanding periods for us as we set record highs for net sales, operating income, net income and diluted earnings per common share. This record performance was principally driven by increased sales and earnings in our North American and South American regions. Given our strong first half, we currently expect that full year 2008 diluted earnings per common share should increase in the range of 22 to 29 percent over the $2.59 we earned in 2007, to $3.15 to $3.35 per diluted common share. Our previous full year 2008 diluted earnings per share guidance was $2.90 to $3.15. We expect that first half 2008 diluted earnings per common share will exceed the amount for the second half of the year as we anticipate higher raw material costs in the latter half of 2008.
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
For The Three Months and Six Months Ended June 30, 2008
With Comparatives for the Three Months and Six Months Ended June 30, 2007
     Net Income. Net income for the quarter ended June 30, 2008 increased to $68.4 million, or $0.90 per diluted share, from $50.6 million, or $0.66 per diluted share, in the second quarter of 2007. Net income for the six months ended June 30, 2008 increased to $132.7 million, or $1.75 per diluted share, from $100.6 million, or $1.32 per diluted share, in the prior year period. The increase in net income for the second quarter and first half of 2008 primarily reflects a significant increase in operating income driven by improved results in North America and South America. Results for the 2008 periods include $4 million of expenses ($3 million net of income taxes, or $0.04 per diluted common share) related to the pending merger with Bunge Limited ("Bunge").

See Note 2 of the notes to the condensed consolidated financial statements for additional information relating to the pending Bunge merger.
     Net Sales. Second quarter net sales totaled $1.03 billion, up 20 percent from second quarter 2007 net sales of $857 million. The increase reflects a 20 percent price/product mix improvement and a 4 percent benefit from foreign currency translation driven principally by stronger local currencies in South America and, to a lesser extent, in Canada, which more than offset a 4 percent volume decline attributable to lower customer demand. North American net sales for second quarter 2008 increased 14 percent to $609 million, from $534 million in the same period last year, reflecting price/product mix improvement of 16 percent and a 2 percent benefit from currency translation attributable to a stronger Canadian dollar, which more than offset a 4 percent volume decline throughout the region principally driven by a soft economy and poor weather conditions. In South America, second quarter 2008 net sales grew 36 percent to $298 million, from $218 million in second quarter 2007. This increase reflects a 23 percent price/product mix improvement and a 17 percent benefit attributable to stronger South American currencies, which more than offset a volume decline of 4 percent primarily due to reduced demand in the Brazilian brewing segment and the impact of a farmers strike in Argentina. In Asia/Africa, second quarter 2008 net sales increased 16 percent to $122 million, from $105 million in the year-ago period. This increase reflects price/product mix improvement of 29 percent, which more than offset a 7 percent decrease attributable to weaker local currencies in Korea and Pakistan and a 6 percent volume decline principally driven by soft economic conditions in Korea.
     First half 2008 net sales grew 21 percent to $1.96 billion from $1.62 billion a year ago. The increase reflects a 20 percent price/product mix improvement and a 5 percent benefit from foreign currency translation primarily attributable to stronger local currencies in South America and, to a lesser extent, in Canada, which more than offset a 4 percent volume reduction. In North America, net sales grew 14 percent to $1.15 billion from $1.00 billion a year ago, driven principally by price/product mix improvement of 16 percent and a currency translation benefit of 2 percent attributable to a stronger Canadian dollar. A volume decline of 4 percent in the region partially offset these increases. In South America, net sales increased 36 percent to $570 million from $419 million in the prior year period. This increase reflects price/product mix improvement of 23 percent and a 17 percent translation benefit related to stronger South American currencies, which more than offset a 4 percent volume decline. In Asia/Africa, net sales rose 23 percent to $244 million from $199 million a year ago, as a 29 percent price/product mix improvement more than offset a 4 percent decrease attributable to weaker local currencies in Korea and Pakistan and a 2 percent volume decline principally driven by soft economic conditions in Korea.
     Cost of Sales and Operating Expenses. Cost of sales of $842 million for second quarter 2008 was up 20 percent from $702 million in the prior year period. First half 2008 cost of sales increased 21 percent to $1.60 billion from $1.32 billion a year ago. These increases principally reflect higher corn costs and currency translation attributable to the weaker US dollar. Gross corn costs for the second quarter and first half of 2008 increased approximately 26 percent and 29 percent, respectively, from the comparable prior year periods. Currency translation attributable to the weaker US dollar caused cost of sales for the second quarter and first half of 2008 to increase approximately 5 percent and 6 percent, respectively, from the year ago periods. Additionally, energy costs for the second quarter and first half of 2008 increased approximately 10 percent and 13 percent, respectively, over the prior year periods. Our gross profit margin for the second quarter and first half of 2008 was 18.1 percent and 18.4 percent, respectively, compared to 18.1 percent and 18.6 percent last year.

     Operating expenses for the second quarter and first half of 2008 increased to $73.4 million and $140.9 million, respectively, from $64.9 million and $122.5 million last year. These increases primarily reflect higher compensation-related expenses, costs relating to the pending merger with Bunge and stronger foreign currencies. Currency translation attributable to the weaker US dollar caused operating expenses for the second quarter and first half of 2008 to increase approximately 3 percent and 4 percent, respectively, from the prior year periods. Operating expenses, as a percentage of net sales, was 7.1 percent and 7.2 percent for the second quarter and first half of 2008, respectively, down from 7.6 percent in both the second quarter and first half of 2007.
     Operating Income. Second quarter 2008 operating income increased 28 percent to $115.8 million from $90.6 million a year ago, driven by strong earnings growth in North America and South America. Additionally, earnings growth in Asia/Africa contributed to the increase in operating income. Currency translation attributable to the weaker US dollar contributed approximately $6 million to the increase in operating income. North America operating income increased 25 percent to $85.5 million from $68.4 million a year ago, as earnings grew throughout the region, driven principally by higher product selling prices that more than offset increased corn and energy costs. Currency translation attributable to the stronger Canadian dollar contributed approximately $2 million to the operating income increase in the region. South America operating income of $36.5 million for second quarter 2008 increased 41 percent from $25.9 million in the prior year period, reflecting strong earnings growth throughout the region, driven principally by higher product selling prices that more than offset increased corn and energy costs. Currency translation, primarily associated with the stronger Brazilian Real, contributed approximately $5 million to the operating income increase in the region. Asia/Africa operating income increased 9 percent to $12.7 million, from $11.7 million a year ago, as earnings growth in Pakistan, Thailand and China more than offset lower earnings in South Korea where higher corn and ocean freight costs and reduced sales volume attributable to a weak economy continued to pressure earnings. Currency translation attributable to weaker Asian currencies reduced operating income by approximately $1 million in the region.
     First half 2008 operating income increased 25 percent to $222.6 million from $178.3 million a year ago, as increased earnings in North America and South America more than offset a 2 percent decline in Asia/Africa. Currency translation attributable to the weaker US dollar contributed approximately $13 million to the increase in operating income. North America operating income increased to $160.8 million from $129.5 million a year ago, reflecting strong earnings growth in the US and Canada, driven principally by higher product selling prices that more than offset increased corn and energy costs. Currency translation attributable to the stronger Canadian dollar contributed approximately $5 million to the operating income increase in the region. South America operating income of $68.7 million for first half 2008 increased 35 percent from $50.9 million in the prior year period, reflecting strong earnings growth in Brazil and in the Southern Cone of South America. Currency translation, primarily associated with the stronger Brazilian Real, contributed approximately $9 million to the operating income increase in the region. Asia/Africa operating income decreased 2 percent to $25.6 million from $26.0 million a year ago, as lower earnings in South Korea more than offset earnings growth in the rest of the region. Currency translation attributable to weaker Asian currencies reduced operating income by approximately $1 million in the region.
     Financing Costs-net. Financing costs for the second quarter and first half of 2008 declined 47 percent and 37 percent, respectively, from the prior year periods. These reductions primarily reflect lower borrowings and borrowing rates, foreign currency transaction gains and increased capitalized interest, partially offset by a decline in interest income. In April 2007, we issued $300 million of debt, the proceeds of which were used primarily to repay $255 million of senior notes at maturity in July 2007. The proceeds from the April 2007 debt issuance were invested until used to repay the senior notes. As a result, interest expense and interest income were higher in the 2007 periods.
     Provision for Income Taxes. Our effective income tax rate for the second quarter and first half of 2008 was 34.9 percent and 34.2 percent, respectively, as compared to 32.8 percent and 33.4 percent in the prior year periods. The rate increases primarily reflect the effect of our anticipated income mix for full year 2008 as compared with 2007.
     Minority Interest in Earnings. The increase in minority interest for the second quarter and first half of 2008 primarily reflects earnings growth in Pakistan and China.
     Comprehensive Income. We recorded comprehensive income of $161 million for the second quarter of 2008, compared to comprehensive income of $62 million in the same period last year. For the first half of 2008, we recorded comprehensive income of $298 million, as compared with comprehensive income of $117 million a year ago. These increases primarily reflect gains on cash flow hedges principally related to our corn and gas hedging contracts. Additionally, our net income growth contributed to the increases in comprehensive income. These increases were partially offset by unfavorable variances in the currency translation adjustment, primarily reflecting a more moderate strengthening in end of period foreign currencies during 2008 as compared to the prior year periods.
Liquidity and Capital Resources
     Cash provided by operating activities for the first half of 2008 increased to $233 million from $67 million a year ago. The increase in operating cash flow was driven principally by an improvement in working capital largely attributable to cash collections on margin accounts relating to corn futures contracts and increased cash flow from accounts receivable collections, which more than offset an increase in inventories primarily due to higher raw material costs. Our net income growth also contributed to the improved operating cash flow. Capital expenditures of $105 million for the first half of 2008 are in line with our capital spending plan for the year, which is currently expected to be in the range of $200 million to $250 million for full year 2008.
     We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”) that matures in April 2012. At June 30, 2008, there were no borrowings outstanding under the Revolving Credit Agreement. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At June 30, 2008, we had total debt outstanding of $636 million, compared to $649 million at December 31, 2007. The debt includes $200 million (face amount) of 8.45 percent senior notes due August 2009, $200 million (face amount) of 6.0 percent senior notes due 2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $137 million of consolidated subsidiary debt consisting of local country borrowings. Approximately $122 million of the consolidated subsidiary debt represents short-term borrowings. The weighted average interest rate on our total indebtedness was approximately 7.2 percent for the first half of 2008, down from 7.8 percent in the comparable prior year period.

     On May 21, 2008, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock. This dividend was paid on July 25, 2008 to stockholders of record at the close of business on June 26, 2008.
     On June 23, 2008, we announced that we have entered into a definitive agreement with Bunge in which Bunge will acquire us in an all-stock transaction. The transaction is expected to close in the fourth quarter of 2008 and is subject to the satisfaction of customary closing conditions, including receipt of regulatory clearances, as well approval by the shareholders of both companies. See Note 2 of the notes to the condensed consolidated financial statements for additional information.
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
Commodity Price Risk:
     We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process. We periodically enter into futures and option contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve months, in order to hedge price risk associated with fluctuations in market prices. These readily available marketable exchange-traded futures contracts are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities. Unrealized gains and losses associated with marking these contracts to market are recorded as a component of other comprehensive income. At June 30, 2008, our accumulated other comprehensive income account included $204 million of gains, net of tax of $124 million, related to these futures and options contracts.
Foreign Currency Exchange Risk:
     Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency cash flow exposures. We generally hedge 12 to 18 months forward. As of June 30, 2008, we had approximately $28 million of net notional foreign currency swaps and forward contracts that hedged net liability transactional exposures.

Interest Rate Risk:
     We are exposed to interest rate volatility with regard to future issuances of fixed rate debt, and existing and future issuances of variable rate debt. Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates. We use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. Generally for interest rate swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. At June 30, 2008, we did not have any interest rate swaps outstanding.
     In conjunction with our plan to refinance our 8.45 percent $200 million senior notes due August 2009, we intend to issue long-term, fixed rate debt in 2009. In order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, we entered into a T-Lock with respect to $50 million of such future indebtedness. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is issued. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt. At June 30, 2008, our accumulated other comprehensive income account included $4 million of losses, net of tax of $2 million, related to T-Locks.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2008.
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but applies to other accounting pronouncements that require or permit fair value measurements. On February 6, 2008, the FASB issued final Staff Positions that partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities and also removes certain leasing transactions from the scope of SFAS 157. We adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008. See Note 7 of the notes to the condensed consolidated financial statements. The adoption of this statement did not have a material impact on our consolidated financial statements. We do not expect that the application of this statement to non-financial assets and non-financial liabilities will have a material impact on our consolidated financial statements.

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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring additional disclosures with respect to derivative instruments and hedging activities, with particular emphasis as to the affects that such items have on the financial position, results of operations, and cash flows of an entity. Statement 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.   We are currently evaluating SFAS 161, but do not expect that the adoption of this statement will have a material effect on our consolidated financial statements.
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
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, and is incorporated herein by reference. There have been no material changes to our market risk during the six months ended June 30, 2008.
ITEM 4
CONTROLS AND PROCEDURES
     Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting during the fiscal quarter that ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     On June 23, 2008, a putative class action lawsuit, entitled Simon v. Almeida, et al., Case No. 08CH22717, was filed against Corn Products and its directors in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint purports to be on behalf of all Corn Products stockholders (except the defendants and their affiliates). The complaint alleges that Corn Products’ directors violated their fiduciary obligations to Corn Products stockholders in approving the merger agreement. Specifically, the complaint alleges, among other things, that the directors failed to:
·      undertake an adequate evaluation of Corn Products’ worth as a potential merger candidate;
·      take adequate steps to enhance Corn Products’ value as a merger candidate;
·      effectively expose Corn Products to the marketplace to create an open auction for Corn Products; and
·      act independently to protect the interests of Corn Products stockholders.
     The complaint seeks various forms of relief, including injunctive relief that could, if granted, prevent the completion of the merger. No answer or responsive pleading has yet been filed. At this time, the likely outcome of this case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
     On July 8, 2008, a second putative class action lawsuit entitled Fuller v. Corn Products International, et al., Case No. 08CH24465, was filed against Corn Products and its directors in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint purports to be on behalf of all Corn Products stockholders (except the defendants and their affiliates). The complaint alleges that Corn Products’ directors violated their fiduciary obligations to Corn Products stockholders in approving the merger agreement. Specifically, the complaint alleges, among other things, that the directors:
·      failed to take steps to maximize the value of Corn Products to its stockholders and took steps to avoid competitive bidding, to cap the price of Corn Products’ stock and to give the defendants an unfair advantage by failing to solicit other potential acquirors or alternative transactions;
·      failed to properly value Corn Products;
·      ignored or did not protect against conflicts of interest resulting from the directors’ own interrelationship or connection with the merger; and
·      failed to disclose all material information to Corn Products’ stockholders.
     In addition, the Fuller complaint alleges that the terms of the merger agreement were designed to ensure that the sale of Corn Products to Bunge is preferential to Bunge, and to subvert the interests of plaintiff and other Corn Products stockholders. In particular, plaintiff alleges that the merger agreement contains “unlawful provisions” including the termination fee provisions, the no solicitation provisions, and the grant of “matching rights” to Bunge to match any superior proposal received by Corn Products. The complaint seeks various forms of relief, including injunctive relief that could, if granted, prevent the completion of the merger. No answer or responsive pleading has yet been filed. At this time, the likely outcome of this case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

     On July 9, 2008, a third putative class action lawsuit entitled Smith v. Corn Products International, et al., Case No. 08CH24565, was filed against Corn Products and its directors in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint purports to be on behalf of all Corn Products stockholders (except the defendants and their affiliates). The allegations and relief sought in this case are substantially the same as that of the Fuller case, discussed above. No answer or responsive pleading has yet been filed. At this time, the likely outcome of this case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
     On July 14, 2008, the plaintiffs in the Fuller and Smith cases filed a motion to consolidate their cases with the Simon case. On July 15, 2008, the plaintiffs in the Simon case also filed a motion to consolidate the three cases and for appointment of Wolf Haldenstein Adler Freeman & Herz LLP (Wolf Haldenstein) as interim class counsel. On July 17, 2008, the plaintiffs in the Simon case withdrew the portion of their motion seeking appointment of Wolf Haldenstein as interim class counsel. On July 22, 2008, the Circuit Court of Cook County, Illinois, County Department, Chancery Division consolidated the Fuller and Smith cases with the Simon case and, on that same day, the plaintiffs in the Simon case re-filed their motion for appointment of Wolf Haldenstein as interim class counsel.
     As previously disclosed, on April 4, 2006, we were served with complaints in two cases, Sun-Rype Products, Ltd v. Archer Daniels Midland, et al. (L051456 Supreme Court of British Columbia, Canada) and Ali Holdco, Inc. v. Archer Daniels Midland (06-CV-309948PD3 Ontario Superior Court of Justice, Canada), both purporting to be class action anti-competition cases. These lawsuits contain nearly identical allegations against a number of industry participants including us. The complaints seek unspecified damages for an alleged conspiracy to fix the price of high fructose corn syrup sold in Canada during the period between 1988 and June 1995. In the alternative, the complaints seek recovery under restitutionary principles. In May 2007, the Court ruled on a joint defendants’ motion to dismiss the British Columbia lawsuit based on the statute of limitations. The court held that the plaintiffs’ causes of action other than the claims based on restitutionary principles are time-barred. Appeals and cross-appeals regarding the order were argued in April 2008. On July 10, 2008, the Court of Appeal for British Columbia dismissed the defendants’ appeal and allowed part of the plaintiffs’ cross-appeal. The defendants have until September 29, 2008 to file an application for leave to appeal to the Supreme Court of Canada. To date there has been no activity in the Ontario lawsuit. The Company continues to believe the lawsuits are without merit and intends to defend them vigorously.
     On October 21, 2003, we submitted, on our own behalf and on behalf of our Mexican affiliate, CPIngredientes, S.A. de C.V., (previously known as Compania Proveedora de Ingredientes, S.A. de C.V.) a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the Additional Facility of the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, we asserted that the imposition by Mexico of a discriminatory tax on beverages containing HFCS in force from 2002 through 2006 breached various obligations of Mexico under NAFTA. We sought damages, pre- and post-judgment interest, and costs of the proceeding. The case was bifurcated into two phases, liability and damages, and a hearing on liability was held before a Tribunal in July 2006. In a Decision dated January 15, 2008, the Tribunal held that Mexico had violated Article 1102 (National Treatment) of the NAFTA. In July 2008, a hearing regarding the quantum of damages was held before the same Tribunal. The claims for damages total US$288 million, including interest, assuming an award of damages as of December 31, 2008. The Tribunal has asked the parties for post-hearing written submissions on specific topics relative to the damages claims, which submissions will be made this fall. The amount and timing of a final award by the Tribunal is not known at this time.
ITEM 1A
RISK FACTORS
Risks Related to the Proposed Merger with Bunge
As the market price of Bunge common shares may fluctuate, and the closing date of the merger is not yet ascertainable, Corn Products stockholders cannot be certain of the market value of the Bunge common shares that they will receive in the merger.
Upon completion of the merger, Corn Products common stock will be converted into the right to receive a fraction of a Bunge common share, which will be determined by dividing $56.00 by the volume weighted average of the closing prices of a Bunge common share on the New York Stock Exchange for the 15 trading days ending on and including the second trading day prior to the date of the Corn Products special meeting to approve the merger, so long as this average closing price is between $108.90 and $133.10. If this average closing price is equal to or greater than $133.10, each share of Corn Products common stock will be converted into the right to receive 0.4207 of a Bunge common share, and if this average closing price is equal to or less than $108.90, each share of Corn Products common stock will be converted into the right to receive 0.5142 of a Bunge common share. Once the exchange ratio is determined as described above, any subsequent change in the market price of Bunge common shares prior to the completion of the merger will not be reflected in the exchange ratio but will affect the market value of the per share merger consideration that Corn Products stockholders will receive upon completion of the merger. The market price of Bunge common shares may vary as a result of changes in the business, operations or prospects of Bunge or Corn Products, market assessments of the likelihood that the merger will be completed, the timing of the completion of the merger, the prospects of post-merger operations, regulatory considerations, general market and economic conditions and other factors. Accordingly, at the time of the Corn Products special meeting, although Corn Products stockholders will know the exchange ratio that will be used to calculate the fraction of a Bunge common share that they will receive as merger consideration, Corn Products stockholders will not know or be able to calculate the market value of the per share merger consideration they will receive upon completion of the merger.
The merger is subject to the receipt of consents and clearances from domestic and foreign regulatory authorities that may impose conditions that could have an adverse effect on Bunge and Corn Products or the combined company or, if not obtained, could prevent completion of the merger.
Before the merger may be completed, applicable clearances and waiting periods must be obtained or expire under applicable foreign, federal or state antitrust, competition or fair trade laws. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdictions. No assurance can be given that the required consents and clearances will be obtained. The terms and conditions of the clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business, any of which could delay completion of the merger or impose additional material costs on, or materially limit the revenues of, the combined company following the merger. In addition, Corn Products can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, completion of the merger is conditioned on the absence of certain restraining orders or injunctions by judgment, court order or law that would restrain or prohibit consummation of the merger. Any delay in completing the merger could cause the combined company not to realize some or all of the benefits that they expect to achieve if the merger is consummated successfully within its expected timeframe.
Bunge and Corn Products will incur transaction, integration and restructuring costs in connection with the merger.
Bunge and Corn Products expect to incur significant transaction costs related to the merger. In addition, the combined company will incur integration and restructuring costs following the completion of the merger as the combined company integrates Corn Products’ businesses with Bunge’s businesses.
Termination of the merger agreement could negatively impact Corn Products.
If the merger agreement is terminated, there may be various consequences including:
•	Corn Products might have to pay Bunge a termination fee of $110 million;

•	Corn Products’ business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger; and

•	the market price of Corn Products common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed.
If the merger agreement is terminated and Corn Products’ board of directors seeks another merger or business combination, Corn Products stockholders cannot be certain that Corn Products will be able to find a party willing to pay an equivalent or more attractive price than the price Bunge has agreed to pay in the merger.
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that may
	Number	Price	as part of Publicly	yet be Purchased
	of Shares	Paid	Announced Plans	Under the Plans or
(shares in thousands)	Purchased	per Share	or Programs	Programs
April 1 – April 30, 2008	—	—	—	4,943 shares
May 1 – May 31, 2008	—	—	—	4,943 shares
June 1 – June 30, 2008	—	—	—	4,943 shares

Total	—		—
     The Company has a stock repurchase program, which runs through November 30, 2010, that permits the Company to repurchase up to 5 million shares of its outstanding common stock. As of June 30, 2008, the Company had repurchased 57 thousand shares under the program, leaving 4.94 million shares available for repurchase.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders held on May 21, 2008, the following matters were submitted to a vote of security holders. The number of votes cast for, against, or withheld and the number of abstentions as to each such matter were as follows:
1. Election of Directors
       The following nominees for election as Directors of the Company were elected for terms expiring in the year indicated:

Name	Term Expires	Votes For	Votes Withheld
Richard J. Almeida	2011	63,705,981	1,217,544
Gregory B. Kenny	2011	64,264,731	658,795
James M. Ringler	2011	64,147,772	775,754
     The following other Directors of the Company are continuing in office for terms expiring in the year indicated:

Term
Name	Expires
Luis Aranguren — Trellez	2009
Paul Hanrahan	2009
William S. Norman	2009
Karen L. Hendricks	2010
Bernard H. Kastory	2010
Barbara A. Klein	2010
Samuel C. Scott III	2010
2. Ratification of Appointment of Independent Auditors
     The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for 2008 with 64,273,753 votes cast in favor, 425,323 votes cast against and 224,448 votes abstained.
ITEM 5
OTHER
     Under the terms of their executive severance agreements with the Company, the Company’s executive officers are entitled, following a change of control event and subsequent termination of employment under certain circumstances, to receive, among other things, a lump sum amount equal to three times the sum of his or her (a) highest base salary in effect during any consecutive 12 month period within the 36 months immediately preceding the date of termination and (b) his or her target annual incentive plan payment for the fiscal year in which the termination occurs. As permitted by the terms of his executive severance agreement, the Compensation Committee has determined that, because of his previously announced retirement, Samuel C. Scott III, the Company’s Chairman, President and Chief Executive Officer, would receive in lieu thereof an amount equal to his base salary and his prorated target annual incentive plan payment from the date of his termination to the date on which he attains age 65.
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

CORN PRODUCTS INTERNATIONAL, INC.

DATE: August 8, 2008	By /s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: August 8, 2008	By /s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002