Form 10-Q
period 2008-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2008-11-10
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 31, 2008
Common Stock, $.01 par value	74,485,384 shares

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2008	2007	2008	2007

Net sales before shipping and handling costs	$1,155.4	$938.7	$3,240.0	$2,672.4
Less: shipping and handling costs	71.2	61.3	196.4	176.1

Net sales	1,084.2	877.4	3,043.6	2,496.3
Cost of sales	880.4	735.7	2,479.9	2,053.0

Gross profit	203.8	141.7	563.7	443.3

Operating expenses	66.8	61.7	207.8	184.1
Other income-net	10.8	8.0	14.4	7.2

Operating income	147.8	88.0	370.3	266.4

Financing costs-net	9.6	10.0	23.9	32.8

Income before income taxes and minority interest	138.2	78.0	346.4	233.6
Provision for income taxes	48.2	25.8	119.5	77.8

	90.0	52.2	226.9	155.8
Minority interest in earnings	1.9	1.1	6.1	4.1

Net income	$88.1	$51.1	$220.8	$151.7

Weighted average common shares outstanding:
Basic	74.7	75.0	74.4	74.8
Diluted	76.3	77.0	76.0	76.7

Earnings per common share:
Basic	$1.18	$0.68	$2.97	$2.03
Diluted	$1.15	$0.66	$2.90	$1.98
See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
(In millions, except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$116	$175
Accounts receivable — net	575	460
Inventories	493	427
Prepaid expenses	18	14
Deferred income taxes	50	13

Total current assets	1,252	1,089

Property, plant and equipment — net	1,501	1,500
Goodwill and other intangible assets	374	426
Deferred income taxes	—	1
Investments	10	13
Other assets	71	74

Total assets	$3,208	$3,103

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$223	$130
Deferred income taxes	1	28
Accounts payable and accrued liabilities	604	516

Total current liabilities	828	674

Non-current liabilities	124	123
Long-term debt	505	519
Deferred income taxes	126	133
Minority interest in subsidiaries	20	21
Redeemable common stock (500,000 shares issued and outstanding at September 30, 2008 and December 31, 2007) stated at redemption value	18	19
Share-based payments subject to redemption	10	9

Stockholders’ equity
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 74,819,774 shares issued at September 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	1,081	1,082
Less: Treasury stock (common stock; 835,812 and 1,568,996 shares at September 30, 2008 and December 31, 2007, respectively) at cost	(31)	(57)
Accumulated other comprehensive loss	(359)	(115)
Retained earnings	885	694

Total stockholders’ equity	1,577	1,605

Total liabilities and equity	$3,208	$3,103

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

Net income	$88	$51	$221	$152
Comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $136, $2, $12 and $11, respectively	(223)	4	(19)	(17)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $32, $-, $61 and $12, respectively	(52)	1	(101)	(19)
Unrealized loss on investment, net of income tax effect of $1	—	—	(2)	—
Currency translation adjustment	(134)	18	(122)	75

Comprehensive income (loss)	$(321)	$74	$(23)	$191

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity
(Unaudited)

	STOCKHOLDERS’ EQUITY
							Share-based
		Additional		Accumulated Other		Redeemable	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Common	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Stock	Redemption

Balance, December 31, 2007	$1	$1,082	$(57)	$(115)	$694	$19	$9

Net income					221

Dividends declared					(30)

Losses on cash flow hedges, net of income tax effect of $12				(19)

Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $61				(101)

Repurchase of common stock			(1)

Issuance of common stock on exercise of stock options		(8)	19

Share-based compensation		3	8				1

Excess tax benefit on share-based compensation		3

Change in fair value of redeemable common stock		1				(1)

Unrealized loss on investment, net of income tax effect of $1				(2)

Currency translation adjustment				(122)

Balance, September 30, 2008	$1	$1,081	$(31)	$(359)	$885	$18	$10

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CORN PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2008	2007

Cash provided by (used for) operating activities:
Net income	$221	$152
Non-cash charges (credits) to net income:
Depreciation and amortization	98	93
Minority interest in earnings	6	4
Changes in working capital:
Accounts receivable and prepaid items	(24)	(51)
Inventories	(103)	(39)
Accounts payable and accrued liabilities	20	3
(Payments) collections on margin accounts	(186)	5
Other	(16)	(18)

Cash provided by operating activities	16	149

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposals	(160)	(105)
Payments for acquisitions (net of cash acquired of $7 in 2007)	—	(59)
Other	3	1

Cash used for investing activities	(157)	(163)

Cash provided by (used for) financing activities:
Proceeds from borrowings	119	337
Payments on debt	(18)	(281)
Repurchases of common stock	(1)	(10)
Issuance of common stock	11	13
Dividends paid (including to minority interest shareholders)	(31)	(24)
Excess tax benefit on share-based compensation	3	4
Other	—	(1)

Cash provided by financing activities	83	38

Effect of foreign exchange rate changes on cash	(1)	2

(Decrease) increase in cash and cash equivalents	(59)	26
Cash and cash equivalents, beginning of period	175	131

Cash and cash equivalents, end of period	$116	$157

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
     The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2008 and 2007, and the financial position of the Company as of September 30, 2008. The results for the interim periods are not necessarily indicative of the results expected for the full years.
2. Subsequent Event - Termination of Bunge Acquisition
     On June 23, 2008, the Company (“Corn Products”) and Bunge Limited (“Bunge”) announced that they had entered into a definitive agreement under which Bunge would acquire Corn Products in an all-stock transaction. On November 10, 2008, Bunge announced that it had terminated the merger agreement based upon the decision of the Corn Products Board of Directors to withdraw its recommendation in favor of adoption of the merger agreement. Under the terms of the merger agreement, Corn Products is obligated to reimburse Bunge for up to $10 million of Bunge’s expenses in connection with the merger, which is expected to be recorded and paid in the fourth quarter of 2008.

3.	Share-Based Compensation

The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”
     A summary of information with respect to stock-based compensation is as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Total stock-based compensation expense included in net income	$2.6	$3.4	$10.3	$11.0
Income tax benefit related to stock-based compensation included in net income	$0.9	$1.1	$3.6	$3.7
Stock Options:
     Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options are exercisable upon vesting, which for options granted in 2008 and 2007 occurs evenly over a three-year period from the date of the grant, and have a term of 10 years. Stock options granted prior to 2007 are exercisable upon vesting, which occurs in 50 percent increments at the one and two year anniversary dates of the date of grant, and also have a term of 10 years. Compensation expense is recognized on a straight-line basis for awards.
     The Company granted non-qualified options to purchase 813 thousand shares of the Company’s common stock during the nine months ended September 30, 2008. There were no non-qualified options granted during the third quarter of 2008.
     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	September 30,	September 30,
	2008	2007
Expected life (in years)	5.3	5.3
Risk-free interest rate	2.91%	4.76%
Expected volatility	27.04%	26.75%
Expected dividend yield	1.16%	0.98%
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

     Stock option activity for the nine months ended September 30, 2008 was as follows:

		Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
(dollars and shares in thousands, except per share)	Options	Share	Term (Years)	Value

Outstanding at December 31, 2007	4,193	$22.30
Granted	813	34.32
Exercised	(543)	20.02
Cancelled	(41)	33.59

Outstanding at September 30, 2008	4,422	24.69	6.37	$36,342

Exercisable at September 30, 2008	3,161	$20.90	5.34	$36,342
     For the nine months ended September 30, 2008, cash received from the exercise of stock options was $11 million and the income tax benefit realized from the exercise of stock options was $3 million. As of September 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options approximated $7 million, which will be amortized over the weighted-average period of approximately 1.9 years.
Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share)	2008	2007	2008	2007

Weighted average grant date fair value of stock options granted (per share)	$—	$—	$9.05	$10.37
Total intrinsic value of stock options exercised	$325	$3,045	$13,628	$17,649
     Restricted Shares of Common Stock:
     The Company has granted restricted stock to certain employees that vest after a designated service period ranging from three to five years. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant. Expense recognized for the three and nine months ended September 30, 2008 was $0.3 million and $1.1 million, respectively, as compared to $0.4 million and $1 million in the comparable prior year periods.

     The following table summarizes restricted share activity for the nine months ended September 30, 2008.

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2007	166	$29.85
Granted	46	34.36
Vested	(13)	27.38
Cancelled	(13)	33.87

Non-vested at September 30, 2008	186	30.51

     As of September 30, 2008, the total remaining unrecognized compensation cost related to restricted stock approximated $3 million, which will be amortized on a weighted-average basis over 2.2 years.
4. Inventories
     Inventories are summarized as follows:

	At	At
	September 30,	December 31,
(in millions)	2008	2007
Finished and in process	$201	$165
Raw materials	236	202
Manufacturing supplies and other	56	60

Total inventories	$493	$427

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Net Sales
North America	$660.1	$542.2	$1,806.4	$1,543.7
South America	304.8	229.9	874.4	648.8
Asia/Africa	119.3	105.3	362.8	303.8

Total	$1,084.2	$877.4	$3,043.6	$2,496.3

Operating Income
North America	$104.9	$58.3	$265.7	$187.8
South America	44.1	26.2	112.8	77.1
Asia/Africa	10.0	9.9	35.6	36.0
Corporate	(11.2)	(6.4)	(43.8)	(34.5)

Total	$147.8	$88.0	$370.3	$266.4

	At	At
(in millions)	September 30, 2008	December 31, 2007
Total Assets
North America	$1,861	$1,716
South America	906	902
Asia/Africa	441	485

Total	$3,208	$3,103

6. Net Periodic Benefit Cost
     For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the three and nine months ended September 30, 2008 and 2007:

	Three Months				Nine Months
(in millions)	Ended September 30,				Ended September 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$0.7	$0.7	$0.7	$0.7	$2.1	$2.1	$1.9	$2.1
Interest cost	1.1	1.0	1.8	1.8	3.4	3.0	5.3	5.3
Expected return on plan assets	(1.2)	(1.0)	(2.3)	(2.0)	(3.4)	(3.0)	(6.8)	(6.0)
Amortization of net actuarial loss (gain)	(0.2)	0.2	—	0.4	0.1	0.5	0.5	1.3
Amortization of prior service cost	0.4	—	0.1	—	0.4	—	0.1	—
Settlement	0.1	—	—	—	0.2	—	—	—

Net pension cost	$0.9	$0.9	$0.3	$0.9	$2.8	$2.6	$1.0	$2.7

     The Company expects to make cash contributions of approximately $6 million to its Canadian pension plans during 2008, of which $5 million has been made through September 30, 2008. The Company has made cash contributions of $15 million to its US pension plans through September 30, 2008, which is the maximum amount it will contribute for 2008.
     The following sets forth the components of net postretirement benefit cost for the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
(in millions)	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$0.5	$0.4	$1.3	$1.2
Interest cost	0.8	0.7	2.3	2.1
Amortization of prior service credit	(0.3)	—	(0.2)	—
Amortization of net actuarial loss	0.3	—	0.4	0.1

Net postretirement benefit cost	$1.3	$1.1	$3.8	$3.4

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

     Presented below are the fair values of the Company’s financial instruments and derivatives at September 30, 2008:

(in millions)	Total	Level 1	Level 2	Level 3
Available for sale securities	$4	$4	—	—
Derivative assets	—	—	—	—
Derivative liabilities	$146	$118	$28	—
Long-term debt	$464	—	$464	—
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
8. Debt
     The Company’s long-term debt at September 30, 2008 includes $200 million of 8.45 percent senior notes that mature August 15, 2009. These borrowings are included in long-term debt as the Company expects to refinance the notes on a long-term basis prior to the maturity date.
9. Mexican Tax on Beverages Sweetened with HFCS
     On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for beverages in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its three plants in Mexico. Over time, the Company resumed production and sales of HFCS to certain beverage customers. These sales increased significantly beginning late in the third quarter of 2004, and in 2005 and 2006, returned to levels attained prior to the imposition of the tax as a result of certain customers having obtained court rulings exempting them from paying the tax. The Mexican Congress repealed this tax effective January 1, 2007.
     As previously disclosed in response to the imposition of the tax, the Company submitted an arbitration claim against the government of Mexico under the provisions of the North American Free Trade Agreement (NAFTA) seeking recovery for damages. In July 2006, a hearing of the NAFTA Tribunal in the case was held to determine whether Mexico has state responsibility for a violation of obligations owed by Mexico to foreign investors under NAFTA Chapter 11. On December 18, 2007, the Tribunal issued an order to the parties saying that it had completed its decision on liability, and indicating that briefing on damages should be based on a violation of NAFTA Article 1102, National Treatment. In a separate procedural order, the Tribunal set a timetable requiring written and oral argument on the damages questions to be completed by April 30, 2008 and a hearing to be held after June 16, 2008. Pursuant to that procedural order, on February 4, 2008 the Company submitted a memorial on damages together with supporting materials. The Company seeks damages and pre-judgment interest that would total $288 million if an award were to be rendered on December 31, 2008. In a Decision dated January 15, 2008, the Tribunal held that Mexico had violated NAFTA Article 1102, National Treatment. In July 2008, a hearing regarding the quantum of damages was held before the same Tribunal. The Tribunal has asked the parties for post-hearing written submissions on specific topics relative to the damages claims, which submissions were filed on October 31, 2008. The amount and timing of a final award by the Tribunal is not known at this time.
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
     We achieved record highs for net sales, operating income, net income and diluted earnings per common share for the third quarter and first nine months of 2008. This record performance was principally driven by increased sales and earnings in our North American and South American regions.
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

For The Three Months and Nine Months Ended September 30, 2008
With Comparatives for the Three Months and Nine Months Ended September 30, 2007
     Net Income. Net income for the quarter ended September 30, 2008 increased to $88.1 million, or $1.15 per diluted share, from $51.1 million, or $0.66 per diluted share, in the third quarter of 2007. Net income for the nine months ended September 30, 2008 increased to $220.8 million, or $2.90 per diluted share, from $151.7 million, or $1.98 per diluted share, in the prior year period. The increase in net income for the third quarter and nine months ended September 30, 2008 primarily reflects a significant increase in operating income driven by improved results in North America and South America. Results for the nine months ended September 30, 2008 include $4 million of expenses, or $0.05 per diluted common share, related to the proposed merger with Bunge Limited (“Bunge”), which has been terminated. Additionally, the 2007 periods include a $6 million pretax gain ($4 million net of income taxes, or $.05 per diluted common share) associated with our investment in the CME Group Inc.
     Net Sales. Third quarter net sales totaled $1.08 billion, up 24 percent from third quarter 2007 net sales of $877 million. The increase reflects a 23 percent price/product mix improvement and a 2 percent benefit from foreign currency translation attributable to the weaker US dollar. Volume declined 1 percent. Co-product sales of $242 million for the third quarter grew 50 percent over the prior year period, driven principally by higher pricing. North American net sales for third quarter 2008 increased 22 percent to $660 million, from $542 million in the same period last year, reflecting a price/product mix improvement of 23 percent, partially offset by a 1 percent volume decline. In South America, third quarter 2008 net sales grew 33 percent to $305 million, from $230 million in third quarter 2007. This increase reflects a 20 percent price/product mix improvement, a 12 percent benefit attributable to stronger South American currencies and volume growth of 1 percent. In Asia/Africa, third quarter 2008 net sales increased 13 percent to $119 million, from $105 million in the year-ago period, as a 33 percent price/product mix improvement more than offset a 15 percent reduction attributable to weaker local currencies in Korea and Pakistan and a 5 percent volume decline principally driven by soft economic conditions in Korea.
     Net sales for the nine months ended September 30, 2008 grew 22 percent to $3.04 billion from $2.50 billion a year ago. The increase reflects a 21 percent price/product mix improvement and a 4 percent benefit from foreign currency translation attributable to the weaker US dollar, which more than offset a 3 percent volume reduction. Co-product sales of $685 million for the first nine months of 2008 increased 53 percent over the prior year period, primarily reflecting higher pricing. In North America, net sales grew 17 percent to $1.81 billion from $1.54 billion a year ago, driven principally by price/product mix improvement of 18 percent and a currency translation benefit of 2 percent attributable to a stronger Canadian dollar. A volume decline of 3 percent in the region partially offset these increases. In South America, net sales increased 35 percent to $874 million from $649 million in the prior year period. This increase reflects price/product mix improvement of 22 percent and a 16 percent translation benefit related to stronger South American currencies, which more than offset a 3 percent volume decline. In Asia/Africa, net sales rose 19 percent to $363 million, from $304 million a year ago, as a 30 percent price/product mix improvement more than offset an 8 percent decrease attributable to weaker local currencies in Korea and Pakistan and a 3 percent volume decline principally driven by soft economic conditions in Korea.

     Cost of Sales and Operating Expenses. Cost of sales of $880 million for third quarter 2008 was up 20 percent from $736 million in the prior year period. Cost of sales for the first nine months of 2008 increased 21 percent to $2.48 billion from $2.05 billion a year ago. These increases principally reflect higher corn costs and currency translation attributable to the weaker US dollar. Gross corn costs were up approximately 29 percent in both the third quarter and first nine months of 2008 from the comparable prior year periods. Currency translation attributable to the weaker US dollar caused cost of sales for the third quarter and first nine months of 2008 to increase approximately 2 percent and 4 percent, respectively, from the year ago periods. Additionally, energy costs for the third quarter and first nine months of 2008 increased approximately 10 percent and 12 percent, respectively, over the prior year periods. Our gross profit margin for the third quarter and first nine months of 2008 was 18.8 percent and 18.5 percent, respectively, compared to 16.2 percent and 17.8 percent last year.
     Operating expenses for the third quarter and first nine months of 2008 increased to $66.8 million and $207.8 million, respectively, from $61.7 million and $184.1 million last year. These increases primarily reflect higher compensation-related expenses, stronger foreign currencies and costs relating to the proposed merger with Bunge, which has been terminated. Currency translation attributable to the weaker US dollar caused operating expenses for the third quarter and first nine months of 2008 to increase approximately 2 percent and 3 percent, respectively, from the prior year periods. Operating expenses, as a percentage of net sales, were 6.2 percent and 6.8 percent for the third quarter and first nine months of 2008 respectively, down from 7.0 percent and 7.4 percent in the comparable prior year periods.
     Operating Income. Third quarter 2008 operating income increased 68 percent to $147.8 million from $88.0 million a year ago, driven by strong earnings growth in North America and South America. Additionally, earnings in Asia/Africa increased 1 percent. The 2007 results included a $6 million gain associated with our investment in the CME Group Inc. Currency translation attributable to the weaker US dollar contributed approximately $3 million to the increase in operating income. North America operating income increased 80 percent to $104.9 million from $58.3 million a year ago, as earnings grew throughout the region, driven principally by higher product selling prices that more than offset increased corn and energy costs. South America operating income of $44.1 million for third quarter 2008 increased 68 percent from $26.2 million in the prior year period, reflecting strong earnings growth throughout the region, driven principally by higher product selling prices that more than offset increased corn and energy costs. Local currency appreciation and slightly improved volume also contributed to the increased earnings. Currency translation, primarily associated with the stronger Brazilian Real, contributed approximately $5 million to the operating income increase in the region. Asia/Africa operating income of $10.0 million was relatively unchanged from $9.9 million a year ago, as earnings growth in Pakistan, Thailand and China was substantially offset by lower earnings in South Korea where higher corn and ocean freight costs and reduced sales volume attributable to a weak economy continued to pressure earnings. Currency translation attributable to weaker Asian currencies reduced operating income by approximately $2 million in the region.
     Operating income for the nine months ended September 30, 2008 increased 39 percent to $370.3 million from $266.4 million a year ago, as increased earnings in North America and South America more than offset a 1 percent decline in Asia/Africa. Currency translation attributable to the weaker US dollar contributed approximately $16 million to the increase in operating income. The 2007 results included a $6 million gain associated with our investment in the CME Group Inc. North America operating income rose 41 percent to $265.7 million from $187.8 million a year ago, reflecting earnings growth throughout the region, driven principally by higher product selling prices that more than offset increased corn and energy costs. Currency translation attributable to the stronger Canadian dollar contributed approximately $6 million to the operating income increase in the region. South America operating income of $112.8 million for the first nine months of 2008 increased 46 percent from $77.1 million in the prior year period, reflecting strong earnings growth throughout the region particularly in Brazil and in the Southern Cone of South America. Currency translation, primarily associated with the stronger Brazilian Real, contributed approximately $14 million to the operating income increase in the region. Asia/Africa operating income decreased 1 percent to $35.6 million, from $36.0 million a year ago, as lower earnings in South Korea more than offset earnings growth in the rest of the region. Currency translation attributable to weaker Asian currencies reduced operating income by approximately $4 million in the region.
     Financing Costs-net. Financing costs for the third quarter of 2008 declined 4 percent from the prior year period as foreign currency transaction gains and increased capitalized interest more than offset a reduction in interest income attributable to lower investment interest rates and increased interest costs associated with higher average borrowings. Financing costs for the first nine months of 2008 declined 27 percent from a year ago. This decrease mainly reflects foreign currency transaction gains, lower interest costs attributable to reduced average borrowings and borrowing rates and increased capitalized interest, partially offset by a decline in interest income.
     Provision for Income Taxes. Our effective income tax rate for the third quarter and first nine months of 2008 was 34.9 percent and 34.5 percent, respectively, as compared to 33.1 percent and 33.3 percent in the prior year periods. The rate increases primarily reflect the effect of our anticipated income mix for full year 2008 as compared with 2007.
     Minority Interest in Earnings. The increase in minority interest for the third quarter and first nine months of 2008 primarily reflects earnings growth in Pakistan and China.
     Comprehensive Income. We recorded a comprehensive loss of $321 million for the third quarter of 2008, compared to comprehensive income of $74 million in the same period last year. For the first nine months of 2008, we recorded a comprehensive loss of $23 million, as compared with comprehensive income of $191 million a year ago. These decreases primarily reflect losses on cash flow hedges related to our corn and gas hedging contracts and unfavorable variances in the currency translation adjustment, which more than offset our net income growth. The unfavorable variances in the currency translation adjustment reflect a weakening in end of period foreign currencies during 2008 as compared to the prior year periods when foreign currencies were appreciating.
Liquidity and Capital Resources
     Cash provided by operating activities for the first nine months of 2008 decreased to $16 million from $149 million a year ago. The decrease in operating cash flow primarily reflects payments on margin accounts relating to corn futures contracts and an increase in inventories principally due to higher raw material costs. Capital expenditures of $160 million for the first nine months of 2008 are in line with our capital spending plan for the year, which is currently expected to be in the range of $200 million to $250 million for full year 2008.

     We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US senior revolving credit facility and a $30 million Canadian revolving credit facility (the “Revolving Credit Agreement”) that matures in April 2012. At September 30, 2008, there were no borrowings outstanding under the Revolving Credit Agreement. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At September 30, 2008, we had total debt outstanding of $728 million, compared to $649 million at December 31, 2007. The debt includes $200 million (face amount) of 8.45 percent senior notes due August 2009, $200 million (face amount) of 6.0 percent senior notes due 2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $229 million of consolidated subsidiary debt consisting of local country borrowings. Approximately $223 million of the consolidated subsidiary debt represents short-term borrowings. The 8.45 percent senior notes are included in long-term debt as we expect to refinance these notes prior to the maturity date. The weighted average interest rate on our total indebtedness was approximately 7.1 percent for the first nine months of 2008, down from 7.6 percent in the comparable prior year period.
     On September 17, 2008, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock. This dividend was paid on October 24, 2008 to stockholders of record at the close of business on October 2, 2008.
     On June 23, 2008, we announced that we had entered into a definitive agreement with Bunge under which Bunge would acquire us in an all-stock transaction. On November 10, 2008, Bunge announced that it had terminated the merger agreement based upon the decision of the Corn Products Board of Directors to withdraw its recommendation in favor of adoption of the merger agreement. Under the terms of the merger agreement, Corn Products is obligated to reimburse Bunge for up to $10 million of Bunge’s expenses in connection with the merger, which is expected to be recorded and paid in the fourth quarter of 2008.
     Recent market conditions in the United States and Canada have resulted in an unusually high degree of volatility and increased the risks associated with various investments held in trust accounts with respect to certain of our defined benefit pension plans. There has been a negative return on plan assets during 2008 and the continuation of the declines in market value could have a negative impact on our future pension expense and funding requirements. The ultimate impact on the funded status will be determined based upon market conditions in effect at December 31, 2008.
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
Commodity Price Risk:
     We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process. This includes the use of derivative contracts to manage corn price risk relating to firm-priced customer sales contracts. We periodically enter into futures and option contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve months, in order to hedge price risk associated with fluctuations in market prices. These readily available marketable exchange-traded futures contracts are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities. Unrealized gains and losses associated with marking these contracts to market are recorded as a component of other comprehensive income. At September 30, 2008, our accumulated other comprehensive loss account included $71 million of losses, net of tax benefit of $42 million, related to these futures and options contracts. We expect that the anticipated gains (losses) will be reclassified into earnings as follows: $10 million in fourth quarter 2008; $(76 million) in 2009; and $(5 million) in 2010. The gains (losses) will be offset by changes in the underlying commodities cost.
Foreign Currency Exchange Risk:
     Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency cash flow exposures. We generally hedge 12 to 18 months forward. As of September 30, 2008, we had approximately $12 million of net notional foreign currency swaps and forward contracts that hedged net liability transactional exposures.
Interest Rate Risk:
     We are exposed to interest rate volatility with regard to future issuances of fixed rate debt, and existing and future issuances of variable rate debt. Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates. We use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. Generally for interest rate swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. At September 30, 2008, we did not have any interest rate swaps outstanding.
     In conjunction with our plan to refinance our 8.45 percent $200 million senior notes due August 2009, we intend to issue long-term, fixed rate debt in 2009. In order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, we entered into a T-Lock with respect to $50 million of such future indebtedness. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is issued. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt. At September 30, 2008, our accumulated other comprehensive loss account included $4 million of losses, net of tax of $3 million, related to T-Locks.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2008.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in aggregate industry supply and market demand; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; fluctuations in the value of local currencies, energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; our ability to effectively integrate acquired businesses; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism; and stock market fluctuation and volatility. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these risks, see Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 10-Q or 8-K.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, and is incorporated herein by reference. There have been no material changes to our market risk during the nine months ended September 30, 2008.
ITEM 4
CONTROLS AND PROCEDURES
     Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting during the fiscal quarter that ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     On June 23, 2008, a putative class action lawsuit, entitled Simon v. Almeida, et al., Case No. 08CH22717, was filed against Corn Products and its directors in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint purported to be on behalf of all Corn Products stockholders (except the defendants and their affiliates). The complaint alleged that Corn Products’ directors violated their fiduciary obligations to Corn Products stockholders in approving the merger agreement. Specifically, the complaint alleged, among other things, that the directors failed to:
•	undertake an adequate evaluation of Corn Products’ worth as a potential merger candidate;

•	take adequate steps to enhance Corn Products’ value as a merger candidate;

•	effectively expose Corn Products to the marketplace to create an open auction for Corn Products; and

•	act independently to protect the interests of Corn Products stockholders.
     The complaint sought various forms of relief, including injunctive relief that could have, if granted, prevented the completion of the merger.
     On July 8, 2008, a second putative class action lawsuit entitled Fuller v. Corn Products International, et al., Case No. 08CH24465, was filed against Corn Products and its directors in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint purported to be on behalf of all Corn Products stockholders (except the defendants and their affiliates). The complaint alleged that Corn Products’ directors violated their fiduciary obligations to Corn Products stockholders in approving the merger agreement. Specifically, the complaint alleged, among other things, that the directors:
•	failed to take steps to maximize the value of Corn Products to its stockholders and took steps to avoid competitive bidding, to cap the price of Corn Products’ stock and to give the defendants an unfair advantage by failing to solicit other potential acquirors or alternative transactions;

•	failed to properly value Corn Products;

•	ignored or did not protect against conflicts of interest resulting from the directors’ own interrelationship or connection with the merger; and

•	failed to disclose all material information to Corn Products’ stockholders.
     In addition, the Fuller complaint alleged that the terms of the merger agreement were designed to ensure that the sale of Corn Products to Bunge was preferential to Bunge, and to subvert the interests of plaintiff and other Corn Products stockholders. In particular, plaintiff alleged that the merger agreement contains “unlawful provisions” including the termination fee provisions, the no solicitation provisions, and the grant of “matching rights” to Bunge to match any superior proposal received by Corn Products. The complaint sought various forms of relief, including injunctive relief that could, if granted, have prevented the completion of the merger.
     On July 9, 2008, a third putative class action lawsuit entitled Smith v. Corn Products International, et al., Case No. 08CH24565, was filed against Corn Products and its directors in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint purported to be on behalf of all Corn Products stockholders (except the defendants and their affiliates). The allegations and relief sought in this case were substantially the same as that of the Fuller case, discussed above.
     On July 14, 2008, the plaintiffs in the Fuller and Smith cases filed a motion to consolidate their cases with the Simon case. On July 15, 2008, the plaintiffs in the Simon case also filed a motion to consolidate the three cases and for appointment of Wolf Haldenstein Adler Freeman & Herz LLP (Wolf Haldenstein) as interim class counsel. On July 17, 2008, the plaintiffs in the Simon case withdrew the portion of their motion seeking appointment of Wolf Haldenstein as interim class counsel. On July 22, 2008, the Circuit Court of Cook County, Illinois, County Department, Chancery Division consolidated the Fuller and Smith cases with the Simon case and, on that same day, the plaintiffs in the Simon case re-filed their motion for appointment of Wolf Haldenstein as interim class counsel. On August 25, 2008, the Court entered an order appointing counsel for all three plaintiffs as co-lead counsel pursuant to their agreement.
     On September 14, 2008, the plaintiffs filed a consolidated class action complaint in Cook County, Illinois (Simon v. Almeida 08 CH 22717 consolidated with 08 CH 24465 and 08 CH 24565). In addition to the claims in the original complaints, the consolidated complaint included allegations relating to, inter alia:
•	the level of disclosure regarding the history of the transaction;

•	the detail with which certain elements of the rationale for the transaction were disclosed;

•	and whether the fairness opinions proffered by Lazard and JP Morgan continued to support the board of director’s recommendation in favor of the merger.
     On September 12, 2008, the Company filed a motion to dismiss the consolidated amended complaint for failure to state a claim.
     On October 17, 2008, the Circuit Court of Cook County issued an order dismissing the consolidated amended complaint with prejudice pursuant to defendants’ motion. Plaintiffs have until November 17, 2008 to file a notice of appeal.
     On August 20, 2008, a fourth action was filed in Delaware, captioned Adams Family Limited Partnership, No. 1 v. Corn Products Int’l, Inc., No. 3987. The allegations and relief sought in this case are substantially the same as those of the Fuller and Smith complaints filed in Illinois. On October 9, 2008, the Company moved to stay the Delaware (Adams) case in favor of the consolidated litigation pending in Cook County, Illinois. That motion is currently pending before the court in Delaware.
     As previously disclosed, on April 4, 2006, we were served with complaints in two cases, Sun-Rype Products, Ltd v. Archer Daniels Midland, et al. (L051456 Supreme Court of British Columbia, Canada) and Ali Holdco, Inc. v. Archer Daniels Midland (06-CV-309948PD3 Ontario Superior Court of Justice, Canada), both purporting to be class action anti-competition cases. These lawsuits contain nearly identical allegations against a number of industry participants including us. The complaints seek unspecified damages for an alleged conspiracy to fix the price of high fructose corn syrup sold in Canada during the period between 1988 and June 1995. In the alternative, the complaints seek recovery under restitutionary principles. In May 2007, the Court ruled on a joint defendants’ motion to dismiss the British Columbia lawsuit (Sun- Rype) based on the statute of limitations. The court held that the plaintiffs’ causes of action other than the claims based on restitutionary principles are time-barred. Appeals and cross-appeals regarding the order were argued in April 2008. On July 10, 2008, the Court of Appeal for British Columbia dismissed the defendants’ appeal and allowed part of the plaintiffs’ cross-appeal. The defendants have filed an application for leave to appeal to the Supreme Court of Canada. To date no answer or responsive pleading has been required in the Ontario lawsuit. The Company continues to believe the lawsuits are without merit and intends to defend them vigorously.
     On October 21, 2003, we submitted, on our own behalf and on behalf of our Mexican affiliate, CPIngredientes, S.A. de C.V., (previously known as Compania Proveedora de Ingredientes, S.A. de C.V.) a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the Additional Facility of the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, we asserted that the imposition by Mexico of a discriminatory tax on beverages containing HFCS in force from 2002 through 2006 breached various obligations of Mexico under NAFTA. We sought damages, pre- and post-judgment interest, and costs of the proceeding. The case was bifurcated into two phases, liability and damages, and a hearing on liability was held before a Tribunal in July 2006. In a Decision dated January 15, 2008, the Tribunal held that Mexico had violated Article 1102 (National Treatment) of the NAFTA. In July 2008, a hearing regarding the quantum of damages was held before the same Tribunal. The claims for damages total US$288 million, including interest, assuming an award of damages as of December 31, 2008. The Tribunal has asked the parties for post-hearing written submissions on specific topics relative to the damages claims, which submissions were filed on October 31, 2008. The amount and timing of a final award by the Tribunal is not known at this time.
ITEM 1A
RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that may
	Number	Price	as part of Publicly	yet be Purchased
	of Shares	Paid	Announced Plans	Under the Plans or
(shares in thousands)	Purchased	per Share	or Programs	Programs
July 1 – July 31, 2008	—	—	—	4,943 shares
August 1 – August 31, 2008	—	—	—	4,943 shares
Sept. 1 – Sept. 30, 2008	—	—	—	4,943 shares

Total	—		—
     The Company has a stock repurchase program, which runs through November 30, 2010, that permits the Company to repurchase up to 5 million shares of its outstanding common stock. As of September 30, 2008, the Company had repurchased 57 thousand shares under the program, leaving 4.94 million shares available for repurchase.
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

CORN PRODUCTS INTERNATIONAL, INC.

DATE: November 10, 2008	By /s/ Cheryl K. Beebe Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: November 10, 2008	By /s/ Robin A. Kornmeyer

Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002