Form 10-K
period 2008-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2009-02-27
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $49.11 on June 30, 2008, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $3,627,000,000.
     The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 23, 2009, was 74,744,000.
Documents Incorporated by Reference:
Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be distributed in connection with its 2009 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

CORN PRODUCTS INTERNATIONAL, INC.
FORM 10-K
TABLE OF CONTENTS

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
     Our consolidated net sales were $3.94 billion in 2008. Approximately 60 percent of our 2008 net sales were provided from our North American operations, while our South American and Asia/African operations contributed approximately 28 percent and 12 percent, respectively.
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
Products
     Sweetener Products. Our sweetener products represented approximately 53 percent, 57 percent and 55 percent of our net sales for 2008, 2007 and 2006, respectively.
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
     Dextrose: We were granted the first US patent for dextrose in 1923. We currently produce dextrose products that are grouped in three different categories — monohydrate, anhydrous and specialty. Monohydrate dextrose is used across the food industry in many of the same products as glucose corn syrups, especially in confectionery applications. Anhydrous dextrose is used to make solutions for intravenous injection and other pharmaceutical applications, as well as some specialty food applications. Specialty dextrose products are used in a wide range of applications, from confectionery tableting to dry mixes to carriers for high intensity sweeteners. Dextrose also has a wide range of industrial applications, including use in wall board and production of biodegradable surfactants (surface agents), humectants (moisture agents), and as the base for fermentation products including vitamins, organic acids, amino acids and alcohol.
     Polyols: These products are sugar-free, reduced calorie sweeteners primarily derived from starch. They include crystalline sorbitol, crystalline maltitol, mannitol, specialty liquid polyols and liquid sorbitol for the food, beverage, confectionary, industrial, personal and oral care, and nutritional supplement markets.
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
     Starch Products. Starch products represented approximately 22 percent of our net sales in each of 2008, 2007 and 2006. Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder. Cornstarch is also sold to cornstarch packers for sale to consumers. Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.
     Co-Products and others. Co-products and others accounted for 25 percent, 21 percent and 23 percent of our net sales for 2008, 2007 and 2006, respectively. Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high protein feed for chickens, pet food and aquaculture primarily, and steepwater is sold as an additive for animal feed.
Geographic Scope and Operations
     We operate in one business segment, corn refining, and manage our business on a geographic regional basis. Our business includes regional operations in North America, South America and Asia/Africa. In 2008, approximately 60 percent of our net sales were derived from operations in North America, while net sales from operations in South America and Asia/Africa represented approximately 28 percent and 12 percent of our net sales, respectively. See Note

14 of the notes to the consolidated financial statements entitled “Segment Information” for additional financial information with respect to geographic areas.
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
     We are the largest corn refiner in South America, with strong market shares in Argentina, Brazil, Chile, Colombia and Peru. Our South America region includes 11 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, dextrose, caramel color, sorbitol and vegetable adhesives.
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
Competition
     The corn refining industry is highly competitive. Many of our products are viewed as basic commodity ingredients that compete with virtually identical products and derivatives manufactured by other companies in the industry. The US is a highly competitive market where there are other corn refiners, several of which are divisions of larger enterprises. Some of these competitors, unlike us, have vertically integrated their corn refining and other operations. Competitors include ADM Corn Processing Division (“ADM”) (a division of Archer-Daniels-Midland Company), Cargill, Inc., Tate & Lyle Ingredients Americas, Inc., National Starch and Chemical Company (“National Starch”) (a subsidiary of Akzo Nobel N.V.) and several others. Our operations in Mexico and Canada face competition from US imports and local producers including ALMEX, a Mexican joint venture between ADM and Tate & Lyle Ingredients Americas, Inc. In South America, Cargill and National Starch have corn-refining operations in Brazil. Many smaller local corn and tapioca refiners also operate in many of our markets. Competition within our markets is largely based on price, quality and product availability.
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

Customers
     We supply a broad range of customers in over 60 industries. Approximately 25 percent of our 2008 net sales were to companies engaged in the processed foods industry and approximately 13 percent of our 2008 net sales were to companies engaged in the soft drink industry. Additionally, sales to the brewing industry and to the animal feed market each represented approximately 12 percent of our 2008 net sales.
Raw Materials
     The basic raw material of the corn refining industry is yellow dent corn. The supply of corn in the United States has been, and is anticipated to continue to be, adequate for our domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of various factors including: farmer planting decisions, climate, and government policies (including those related to the production of ethanol), livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements. Demand for corn in the US to produce ethanol has been a significant factor in increasing the price of corn in 2007 and 2008.
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
     We are a party to technical license agreements with third parties in South Africa and Venezuela whereby we provide technical, management and business advice on the operations of corn refining businesses and receive royalties in return. These arrangements provide us with product penetration in these countries as well as experience and relationships that could facilitate future expansion. The duration of the agreements range from one to three years, and these agreements can be extended by mutual agreement. These relationships have been in place for many years. We receive approximately $2 million of annual income for services provided under these agreements.
Employees
     As of December 31, 2008 we had approximately 7,800 employees, of which approximately 900 were located in the United States. Approximately 31 percent of US and 55 percent of our non-US employees are unionized. In addition, the Company has approximately 1,000 temporary employees.
Government Regulation and Environmental Matters
     As a manufacturer and maker of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various US, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. We and many of our products are also subject to regulation by various government agencies, including the United States Food and Drug Administration. Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity and labeling. Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on us in 2008. We may also be required to comply with US, state, foreign and local laws regulating food handling and storage. We believe these laws and regulations have not negatively affected our competitive position.
     Limestone is used as a bed in the coal-burning boiler at our Argo facility in Bedford Park, Illinois to control emissions when burning coal. In January 2009, the limestone handling system suffered a structural failure. Due to this event, the coal-burning boiler is being used at a reduced load on natural gas while the limestone system is repaired. We are also utilizing back-up natural gas boilers. We expect the losses related to this event to be covered by insurance, less deductible amounts, which we estimate to be $3 million. At the present time, we do not believe that the event involving the limestone system will have a significant impact on the operations of our Argo facility or materially impact our financial results.
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
     During 2008 we spent approximately $5 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects. We currently anticipate that we will spend approximately $9 million for environmental facilities and programs in 2009 and a similar amount in 2010.
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

Name	Age	Positions, Offices and Business Experience

Samuel C. Scott III	64	Chairman and Chief Executive Officer since February 2001 and President since 1997. Mr. Scott also served as Chief Operating Officer from 1997 through January 2001. Previously, he served as President of the worldwide Corn Refining Business of CPC International, Inc; now Unilever Bestfoods (“CPC”), from 1995 to 1997 and was President of CPC’s North American Corn Refining Business from 1989 to 1997. He was elected a Vice President of CPC in 1991. Mr. Scott is a director of Motorola, Inc., The Bank of New York Mellon Corporation, Abbott Laboratories, Northwestern Memorial HealthCare, ACCION International, The Executives’ Club of Chicago, The Chicago Council on Global Affairs and the Chicago Urban League. He is also a Trustee of the Conference Board. Mr. Scott is Chairman of Motorola’s Compensation and Leadership Committee.

Cheryl K. Beebe	53	Vice President and Chief Financial Officer since February 2004. Ms. Beebe previously served as Vice President, Finance from July 2002 to February 2004, as Vice President from 1999 to 2002 and as Treasurer from 1997 to February 2004. Prior thereto, she served as Director of Finance and Planning for the CPC Corn Refining Business worldwide from 1995 to 1997 and as Director of Financial Analysis and Planning for Corn Products North America from 1993. Ms. Beebe joined CPC in 1980 and served in various financial positions in CPC’s US consumer food business, North American audit group and worldwide corporate treasury group. Ms. Beebe is a member of the Board of Directors of Packaging Corporation of America. She is also a member of the Board of Trustees for Fairleigh Dickinson University.

Name	Age	Positions, Offices and Business Experience

Jorge L. Fiamenghi	53	Vice President and President of the South America Division since 1999. Mr. Fiamenghi served as Acting President, US/Canadian Region from August 2001 to February 2002. Mr. Fiamenghi served as President and General Manager, Corn Products Brazil from 1996 to 1999. Mr. Fiamenghi was General Manager for the CPC Corn Refining affiliate in Argentina beginning in 1991. Prior thereto, he was Financial and Planning Director for the CPC South American Corn Refining Division from 1989 to 1991, and served as Financial and Administrative Manager for the CPC Corn Refining Division in Mexico beginning in 1987. Mr. Fiamenghi joined CPC in 1971 and served in various financial and planning positions in CPC.

Jack C. Fortnum	52	Vice President since 1999 and President of the North America Division since May 2004. Mr. Fortnum previously served as President, US/Canadian Region from July 2003 to May 2004, and as President, US Business from February 2002 until July 2003. Prior to that, Mr. Fortnum served as Executive Vice President, US/Canadian Region from August 2001 until February 2002, as the Controller from 1997 to 2001, as the Vice President of Finance for Refineries de Maiz, CPC’s Argentine subsidiary, from 1995 to 1997, as the Director of Finance and Planning for CPC’s Latin America Corn Refining Division from 1993 to 1995, and as the Vice President and Comptroller of Canada Starch Operating Company Inc., the Canadian subsidiary of CPC, and as the Vice President of Finance of the Canadian Corn Refining Business from 1989. Mr. Fortnum is a member of the Boards of Directors of the Chicagoland Chamber of Commerce, the Corn Refiners Association and Greenfield Ethanol, Inc.

Name	Age	Positions, Offices and Business Experience

James J. Hirchak	55	Vice President — Human Resources since December 1997. Mr. Hirchak joined CPC in 1976 and held various Human Resources positions in CPC until 1984, when he joined the CPC Corn Products Division. In 1987, Mr. Hirchak was appointed Director, Human Resources for Corn Products’ North American Operations and he served as Vice President, Human Resources for the Corn Products Division of CPC from 1992 to 1997. He is a member of the Board of Directors of Accion Chicago, Inc.

Kimberly A. Hunter	47	Corporate Treasurer since February 2004. Ms. Hunter previously served as Director of Corporate Treasury from September 2001 to February 2004. Prior to that, she served as Managing Director, Investment Grade Securities at Bank One Corporation, a financial institution, from 1997 to 2000 and as Vice President, Capital Markets of Bank One from 1992 to 1997.

Mary Ann Hynes	61	Vice President, General Counsel and Corporate Secretary since March 2006 and, additionally, Chief Compliance Officer since January 2008. Prior to that, Ms. Hynes was Senior Vice President and General Counsel, Chief Legal Officer for IMC Global Inc., a producer and distributor of crop nutrients and animal feed ingredients, from July 1999 to October 2004, and a consultant to The Mosaic Company, also a producer and distributor of crop nutrients and animal feed ingredients, from October 2004 to October 2005. The Mosaic Company acquired IMC Global Inc. in October 2004.

Robin A. Kornmeyer	60	Vice President since September 2002 and Controller since January 2002. Prior to that, Mr. Kornmeyer served as Corporate Controller at Foster Wheeler Ltd., a worldwide engineering and construction company, from 2000 to 2002.

John F. Saucier	55	Vice President and President Asia/Africa Division and Global Business Development since November 2007. Mr. Saucier previously served as Vice President, Global Business and Product Development, Sales and Marketing from April 2006 to November 2007. Prior to that, Mr. Saucier was President of the Integrated Nylon Division of Solutia, Inc., a specialty chemical manufacturer from September 2001 to March 2005.

ITEM 1A. RISK FACTORS
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
     Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
     Economic conditions have recently deteriorated significantly in the US and many other countries and regions in which we do business, and may remain challenging for the foreseeable future. General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt markets and the strength of the US economy and the local economies in which we operate. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.
     There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; decreased customer demand, including order delays or cancellations and counterparty failures negatively impacting our operations.
     In connection with our defined benefit pension plans, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on future pension expense and cash flow.
     In addition, the current negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can increase our inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of products that could result in an inability to satisfy demand for our products.
     We operate a multinational business subject to the economic, political and other risks inherent in operating in foreign countries and with foreign currencies.
     We have operated in foreign countries and with foreign currencies for many years. Our results are subject to foreign currency exchange fluctuations. Our operations are subject to political, economic and other risks. There has been and continues to be significant political uncertainty in some countries in which we operate. Economic changes, terrorist activity and political unrest may result in business interruption or decreased demand for our products. Protectionist trade measures and import and export licensing requirements could also adversely affect our results of operations. Our success will depend in part on our ability to manage continued global political and/or economic uncertainty.
     We primarily sell world commodities. Historically, local prices have adjusted relatively quickly to offset the effect of local currency devaluations, but we expect that it will take longer than normal and be more difficult than in the past to achieve pricing and volume improvement in our international business to recapture the unfavorable impact of currency devaluations. We may hedge transactions that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We are subject to the risks normally attendant to such hedging activities.
     Raw material and energy price fluctuations, and supply interruptions and shortages could adversely affect our results of operations.

     Our finished products are made primarily from corn. Purchased corn accounts for between 40 percent and 65 percent of finished product costs. Energy costs represent approximately 12 percent of our finished product costs. We use energy primarily to create steam in our production process and in dryers to dry product. We consume coal, natural gas, electricity, wood and fuel oil to generate energy. The market prices for these commodities may vary considerably depending on supply and demand, world economies and other factors. We purchase these commodities based on our anticipated usage and future outlook for these costs. We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.
     In North America, we sell a large portion of our finished products at firm prices established in supply contracts typically lasting for periods of up to one year. In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we take hedging positions by entering into corn futures contracts. We are unable to hedge price risk related to co-product sales. These derivative contracts typically mature within one year. At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the fixed contract price. These hedging instruments are subject to fluctuations in value; however, changes in the value of the underlying exposures we are hedging generally offset such fluctuations. The fluctuations in the fair value of theses hedging instruments may affect the cash flow of the Company. We fund any unrealized losses or receive cash for any unrealized gains on a daily basis. While the corn futures contracts or hedging positions are intended to minimize the volatility of corn costs on operating profits, the hedging activity can result in losses, some of which may be material. Outside of North America, sales of finished product under long-term, firm-priced supply contracts are not material. We also use derivative financial instruments to hedge portions of our natural gas costs, primarily in our North American operations.
     Due to market volatility, we cannot assure that we can adequately pass potential increases in the cost of corn on to customers through product price increases or purchase quantities of corn at prices sufficient to sustain or increase our profitability.
     Our corn purchasing costs, which include the price of the corn plus delivery cost, account for 40 percent to 65 percent of our product costs. The price and availability of corn is influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost that are difficult to anticipate and which we cannot control. Demand for corn in the US to produce ethanol has been a significant factor in increasing the price of corn in 2007 and 2008. That demand has been significantly impacted by US governmental policies designed to encourage the production of ethanol. In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup.
     Our profitability may be affected by other factors beyond our control.
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
     Approximately 31 percent of US and 55 percent of non-US employees are members of unions. Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.
     Our reliance on certain industries for a significant portion of our sales could have a material adverse affect on our business.
     Approximately 25 percent of our 2008 sales were made to companies engaged in the processed foods industry and approximately 13 percent were made to companies in the soft drink industry. Additionally, sales to the brewing industry and to the animal feed market each represented approximately 12 percent of our 2008 net sales. If our processed foods customers, soft drink customers, brewing industry customers or animal feed customers were to substantially decrease their purchases, our business might be materially adversely affected.
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
     The recognition of impairment charges on goodwill or long-lived assets would adversely impact our future financial position and results of operations.
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
     Our goodwill impairment assessment for the year ended December 31, 2008 did not result in any impairment charges. However, as a result of the current operating performance and expectations regarding future operating performance of our Korean operations (Korea), the fair value of these assets was only modestly in excess of their carrying value. The net book value of goodwill relating to Korea was approximately $120 million at December 31, 2008.
     We used a discounted cash flow model (DCF model) to determine the current fair value of our Korean operation. Management believes that this approach is appropriate because it provides a fair value estimate based upon Korea’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the industry. This approach was based on a ten-year projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, and future capital expenditures. We specifically made the following operating assumptions for Korea: a reduction of corn costs and freight rates to historical levels; recovery of HFCS sales volume to the carbonated beverage industry; recovery of starch volume to the paper industry and glucose volumes to distributors; and the introduction of new products into the Korean market.
     We also considered the market approach, which uses the price relationships of publicly traded stocks to derive value. However, given Korea’s recent financial performance, the market approach was considered less reliable than the DCF model and therefore, no weight was given to it. However, the results of the market approach tended to support the income approach’s conclusions.
     Even though it was determined that there was no goodwill impairment for our Korean operation on December 31, 2008, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, would require an assessment prior to the next required assessment date of December 31, 2009.
     Changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.
     We are subject to income taxes in the United States and in various other foreign jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits.
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
     Corn refining is a capital intensive industry. We have 29 plants and have preventive maintenance and de-bottlenecking programs designed to maintain and improve grind capacity and facility reliability. If we encounter operating difficulties at a plant for an extended period of time or start up problems with any capital improvement projects, we may not be able to meet a portion of sales order commitments and could incur significantly higher operating expenses, both of which could adversely affect our operating results. We also use boilers to generate steam required in our manufacturing processes. An event that impaired the operation of a boiler for an extended period of time could have a significant adverse effect on the operations of any plant where such event occurred.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None
ITEM 2. PROPERTIES
     We operate, directly and through our consolidated subsidiaries, 29 manufacturing facilities, all of which are owned. In addition, we lease our corporate headquarters in Westchester, Illinois. The following list details the locations of our manufacturing facilities within each of our three geographic regions:

North America	South America	Asia/Africa

Cardinal, Ontario, Canada	Baradero, Argentina	Shouguang, China
London, Ontario, Canada	Chacabuco, Argentina	Eldoret, Kenya
Port Colborne, Ontario, Canada	Balsa Nova, Brazil	Cornwala, Pakistan
San Juan del Rio, Queretaro, Mexico	Cabo, Brazil	Faisalabad, Pakistan
Guadalajara, Jalisco, Mexico	Conchal, Brazil	Ichon, South Korea
Mexico City, Edo. de Mexico	Mogi-Guacu, Brazil	Inchon, South Korea
Stockton, California, U.S.	Rio de Janeiro, Brazil	Sikhiu, Thailand
Bedford Park, Illinois, U.S.	Llay-Llay, Chile
Winston-Salem, North Carolina, U.S.	Barranquilla, Colombia
Missoula, Montana, U.S.	Cali, Colombia
Mapleton, Illinois, U.S.	Lima, Peru
     We believe our manufacturing facilities are sufficient to meet our current production needs. We have preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.
     We have electricity co-generation facilities at all of our US and Canadian plants with the exception of Missoula, Montana and Mapleton, Illinois, as well as at our plants in San Juan del Rio, Mexico; Baradero, Argentina; and Balsa Nova and Mogi-Guacu, Brazil, that provide electricity at a lower cost than is available from third parties. We generally own and operate these co-generation facilities, except for the facilities at our Stockton, California; Cardinal, Ontario; and Balsa Nova and Mogi-Guacu, Brazil locations, which are owned by, and operated pursuant to co-generation agreements with, third parties.

     In recent years, we have made significant capital expenditures to update, expand and improve our facilities, spending $228 million in 2008. We believe these capital expenditures will allow us to operate efficient facilities for the foreseeable future. We currently anticipate that capital expenditures for 2009 will approximate $125 to $150 million.

ITEM 3.	LEGAL PROCEEDINGS
     On October 21, 2003, we submitted, on our own behalf and on behalf of our Mexican affiliate, CPIngredientes, S.A. de C.V., (previously known as Compania Proveedora de Ingredientes) a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the Additional Office of the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, we asserted that the imposition by Mexico of a discriminatory tax on beverages containing HFCS in force from 2002 through 2006 breached various obligations of Mexico under NAFTA. The case was bifurcated into two phases, liability and damages, and a hearing on liability was held before a Tribunal in July 2006. In a Decision dated January 15, 2008, the Tribunal issued an order holding that Mexico had violated NAFTA Article 1102, National Treatment. In July 2008, a hearing regarding the quantum of damages was held before the same Tribunal. We sought damages and pre- and post-judgment interest totaling $288 million through December 31, 2008. The Tribunal asked for post-hearing submissions on specific topics relative to the damages claims which were filed on October 31, 2008. The amount and timing of a final award by the Tribunal is not known at this time. See also Note 13 of the notes to the consolidated financial statements.
     We are currently subject to various other claims and suits arising in the ordinary course of business, including certain environmental proceedings. We do not believe that the results of such legal proceedings, even if unfavorable to us, will be material to us. There can be no assurance, however, that such claims or suits or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPO.” The number of holders of record of our common stock was 7,503 at January 30, 2009.
     We have a history of paying quarterly dividends. The amount and timing of the dividend payment, if any, is based on a number of factors including estimated earnings, financial position and cash flow. The payment of a dividend is solely at the discretion of our Board of Directors. Future dividend payments will be subject to our financial results and the availability of surplus funds to pay dividends.
The quarterly high and low sales prices for our common stock and cash dividends declared per common share for 2007 and 2008 are shown below.

	1st QTR	2nd QTR	3rd QTR	4th QTR
2008
Market prices
High	$40.15	$54.96	$49.69	$32.53
Low	31.42	35.46	28.83	17.51

	1st QTR	2nd QTR	3rd QTR	4th QTR
Per share dividends	$0.12	$0.14	$0.14	$0.14

2007
Market prices
High	$37.20	$46.63	$48.85	$49.30
Low	25.48	33.52	37.79	35.36
Per share dividends	$0.09	$0.09	$0.11	$0.11
Issuer Purchases of Equity Securities:
The following table summarizes information with respect to our purchases of our common stock during the fourth quarter of 2008.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares that may yet
	Number	Price	part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at end of period
Oct. 1 — Oct. 31, 2008	—	—	—	4,943 shares
Nov. 1 — Nov. 30, 2008	—	—	—	4,943 shares
Dec. 1 — Dec. 31, 2008	—	—	—	4,943 shares

Total	—	—	—
On November 7, 2007, our Board of Directors approved a stock repurchase program, which runs through November 30, 2010, authorizing repurchase up to 5 million shares of our outstanding common stock. As of December 31, 2008, we had 4.9 million shares available for repurchase under this program.

ITEM 6. SELECTED FINANCIAL DATA*
Selected financial data is provided below.

(in millions, except per share amounts)	2008	2007	2006	2005	2004

Summary of operations:
Net sales	$3,944	$3,391	$2,621	$2,360	$2,283
Net income	267	198	124	90	94
Net earnings per common share:
Basic	$3.59	$2.65	$1.67	$1.20	$1.28
Diluted	$3.52	$2.59	$1.63	$1.19	$1.25
Cash dividends declared per common share	$0.54	$0.40	$0.33	$0.28	$0.25

Balance sheet data:
Working capital	$438	$415	$320	$261	$222
Property, plant and equipment-net	1,447	1,500	1,356	1,274	1,211
Total assets	3,207	3,103	2,645	2,389	2,367
Long-term debt	660	519	480	471	480
Total debt	866	649	554	528	568
Redeemable common stock	14	19	44	29	33
Stockholders’ equity	$1,384	$1,605	$1,330	$1,210	$1,081
Shares outstanding, year end	74.5	73.8	74.3	73.8	74.5

Additional data:
Depreciation and amortization	$128	$125	$114	$106	$102
Capital expenditures	228	177	171	143	104

*	All share and per share amounts have been adjusted for the 2-for-1 stock split effective January 25, 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients and industrial products derived from the wet milling and processing of corn and other starch-based materials. The corn refining industry is highly competitive. Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry. However, we have 29 manufacturing plants located throughout North America, South America and Asia/Africa and we manage and operate our businesses at a local level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer. Our starches are a staple of the food, paper, textile and corrugating industries.
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
We achieved record highs for net sales, operating income, net income and diluted earnings per common share for 2008. This record performance primarily reflects significantly higher sales and earnings driven by improved pricing in our North American and South American businesses. Strong co-product pricing for the first nine months of 2008 contributed significantly to our record performance. Our record diluted earnings per common share of $3.52 for 2008 includes the impact of $16 million of expenses, or $0.14 per diluted common share, related to the terminated merger with Bunge Limited (“Bunge”). See also Note 9 of the notes to the consolidated financial statements.
The global economic recession negatively impacted our business in the fourth quarter of 2008 and we expect that it will continue to present us with many challenges. During the fourth quarter co-product pricing began to decline and foreign currencies devalued substantially. In 2009, we expect significantly lower co-product pricing, particularly for corn oil, and continued foreign currency devaluations. Market prices for corn have fallen from the high levels experienced during much of 2008 and, accordingly, we currently anticipate that co-product values for 2009 will be far below the prices realized in 2008. We also expect that it will take longer and be more difficult to achieve pricing and volume improvement in our international business to recapture the unfavorable impact of currency devaluations compared to our historical experience. Additionally, a general uncertainty and lack of clarity with respect to volume demand and pricing strength in our international business are contributing factors to what we believe will be a weaker 2009. In light of these factors, we currently anticipate that operating income in each of our regions for 2009 will decrease significantly from 2008. We also expect that our diluted EPS for 2009 will decline substantially from the $3.52 per diluted common share earned in 2008.
Despite the difficulties presented by the global economic recession, we currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to grow our business and meet our financial obligations.

RESULTS OF OPERATIONS
We have significant operations in North America, South America and Asia/Africa. For most of our foreign subsidiaries, the local foreign currency is the functional currency. Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into US dollars at the applicable average exchange rates for the period. Fluctuations in foreign currency exchange rates affect the US dollar amounts of our foreign subsidiaries’ revenues and expenses. The impact of currency exchange rate changes, where significant, is described below.
2008 Compared to 2007
Net Income. Net income for 2008 increased 35 percent to $267 million, or $3.52 per diluted common share, from 2007 net income of $198 million, or $2.59 per diluted common share.
The increase in net income for 2008 primarily reflects a significant increase in operating income driven by improved results in North America and South America, which more than offset lower results in Asia/Africa. Our results for 2008 include $16 million of expenses ($11 million net of income taxes, or $0.14 per diluted common share) related to the terminated merger with Bunge. The 2007 results included a $6 million pretax gain ($4 million net of income taxes, or $.05 per diluted common share) associated with our investment in the CME Group Inc.
Net Sales. Net sales for 2008 increased to $3.94 billion from $3.39 billion in 2007, as sales grew in each of our regions.
A summary of net sales by geographic region is shown below:

(in millions)	2008	2007	Increase	% Change
North America	$2,370	$2,052	$318	15%
South America	1,120	925	195	21%
Asia/Africa	454	414	40	10%

Total	$3,944	$3,391	$553	16%

The increase in net sales reflects price/product mix improvement of 20 percent ($677 million), which more than offset a volume decline of 4 percent ($117 million) and a slight decrease ($7 million) attributable to weaker foreign currencies relative to the US dollar. The translation impact of weaker average Asian currencies was substantially offset by stronger average South American currencies. Co-product sales of $871 million for 2008 increased 37 percent over the prior year period, primarily reflecting higher pricing. We expect a decline in co-product sales in 2009 driven by lower market prices, particularly for corn oil.
Historically, we have generally been able to recapture foreign currency devaluations through higher selling prices within a period of three to six months. However, given the global economic recession, we believe that it will take longer to recover the impact of devaluations through pricing improvements.
Sales in North America increased 15 percent driven principally by price/product mix improvement of 18 percent as selling prices strengthened throughout the region reflecting our ability to pass on higher corn costs and stronger co-product pricing. Currency translation attributable to a stronger Canadian dollar contributed slightly to the increase in net sales. A volume decline of 3 percent, primarily related to lower demand for high fructose corn syrup (HFCS) in the region, partially offset these increases. Sales in South America increased 21 percent driven mainly by price/product mix improvement of 19 percent as selling prices rose throughout the region to recover increased corn costs. Additionally, a 5 percent translation benefit related to stronger South American currencies contributed to the net sales increase in the region. Volume in South America declined 3 percent primarily reflecting reduced demand in the brewing market. Sales in Asia/Africa increased 10 percent, as a 30 percent price/product mix improvement driven by higher selling prices throughout the region mainly attributable to our ability to pass on increased corn and tapioca costs, more than offset a 13 percent decrease attributable to weaker local currencies in Korea and Pakistan and a 7 percent volume decline primarily resulting from soft economic conditions in Korea.

Cost of Sales. Cost of sales for 2008 increased 15 percent to $3.24 billion from $2.81 billion in 2007. This increase principally reflects higher corn prices. Gross corn costs for 2008 were up approximately 22 percent from 2007, reflecting a significant increase in the market price for this commodity. Currency translation was negligible as the impact of stronger South American currencies was offset by the effect of weaker Asian currencies. Energy costs for 2008 increased approximately 7 percent over the prior year. Our gross profit margin for 2008 was 18 percent, compared with 17 percent in 2007, principally reflecting improved profitability and margins in North America and South America as higher selling prices for our products were able to recover increases in corn and other manufacturing costs.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for 2008 were $275 million, up from $249 million in 2007. This increase principally reflects higher compensation-related costs. Additionally, bad debt expense increased $5 million reflecting the difficult economic environment. We may be required to provide for additional credit losses in the future should the global economic recession continue for a prolonged period. Currency translation was negligible as the effect of stronger average currencies in South America were offset by weaker currencies in Asia/Africa. SG&A expenses for 2008 represented 7 percent of net sales, consistent with the prior year.
Other Income-net. Other income-net of $4 million for 2008 declined $6 million from other income-net of $10 million last year. Other income for 2008 includes $16 million of costs pertaining to the terminated Bunge merger. Other income for 2008 also includes various insurance and tax recoveries approximating $8 million and a $5 million gain from the sale of land. Other income for 2007 includes the $6 million gain relating to our investment in CME. Fee and royalty income for 2008 was consistent with the prior year.
Operating Income. A summary of operating income is shown below:

			Favorable	Favorable
			(Unfavorable)	(Unfavorable)
(in millions)	2008	2007	Variance	% Change
North America	$313	$234	$79	34%
South America	151	115	36	31%
Asia/Africa	38	45	(7)	(16)%
Corporate expenses	(52)	(53)	1	2%
Costs of terminated merger	(16)	—	(16)
Gain on CME investment	—	6	(6)

Operating income	$434	$347	$87	25%

Operating income for 2008 increased 25 percent to $434 million from $347 million in 2007 driven by strong earnings growth in North America and South America. Currency translation was negligible as the impact of weaker average Asian currencies was substantially offset by the effect of stronger average South American and North American currencies. The 2008 results include approximately $16 million of expenses related to the terminated merger with Bunge. The 2007 results included a $6 million gain associated with our investment in the CME Group Inc. North America operating income increased 34 percent to $313 million in 2008 from $234 million a year ago, reflecting earnings growth throughout the region, driven principally by higher product selling prices that more than offset increased corn and energy costs. Currency translation attributable to the stronger Canadian dollar contributed approximately $1 million to the operating income increase in the region. South America operating income increased 31 percent to $151 million from $115 million in 2007, reflecting strong earnings growth in Brazil and the Southern Cone of South America. This earnings growth was principally driven by higher product selling prices that more than offset increased corn and energy costs. Currency translation, primarily associated with the stronger Brazilian Real, contributed approximately $7 million to the operating income increase in the region. Asia/Africa operating income declined 16 percent from 2007 as lower earnings in South Korea more than offset earnings growth in the rest of the region. The earnings decline in South Korea was driven by higher corn and ocean freight costs and reduced sales volume attributable to a softer economy and increased competition. Additionally, currency translation attributable to weaker Asian currencies reduced operating income by approximately $7 million in the region.

Financing Costs-net. Financing costs-net decreased to $29 million in 2008 from $42 million in 2007. The decline mainly reflects foreign currency transaction gains, lower interest costs attributable to reduced average borrowings and borrowing rates and increased capitalized interest, partially offset by a decline in interest income. Capitalized interest for 2008 was $8 million, as compared with $4 million in 2007.
Provision for Income Taxes. Our effective income tax rate was 32.0 percent in 2008, as compared to 33.5 percent in 2007. The decrease primarily reflects the effect of a year over year change in our geographical income mix, a statutory rate reduction in Korea, and other discrete items.
Minority Interest in Earnings. Minority interest in earnings increased to $8 million in 2008 from $5 million in 2007. The increase from 2007 mainly reflects the effect of earnings growth in Pakistan and China.
Comprehensive Income (Loss). We recorded a comprehensive loss of $212 million in 2008, as compared with comprehensive income of $306 million in 2007. The decrease in comprehensive income primarily reflects unfavorable variances in the currency translation adjustment and losses on cash flow hedges related to our corn and gas hedging contracts, which more than offset our net income growth. The $313 million unfavorable variance in the currency translation adjustment reflects a weakening in end of period 2008 foreign currencies relative to the US dollar, as compared to the prior year period when foreign currencies appreciated for the year. Weaker end of period currencies in Brazil, Korea and Canada accounted for most of the unfavorable translation variance.
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
Cost of Sales. Cost of sales for 2007 increased 27 percent to $2.81 billion from $2.21 billion in 2006. This increase principally reflects higher corn costs, currency translation associated with the weaker US dollar and increased sales volume. Corn costs for 2007 increased approximately 38 percent over 2006. Currency translation attributable to the weaker US dollar caused cost of sales to increase approximately 4 percent from 2006. Energy costs for 2007 increased approximately 3 percent over 2006. Our gross profit margin for 2007 was 17 percent, compared with 16 percent in 2006, principally reflecting improved profitability and margins in North America and South America as higher selling prices for our products were able to recover increases in corn and other costs.
Selling, General and Administrative Expenses. SG&A expenses for 2007 were $249 million, up from $202 million in 2006. This increase principally reflects higher compensation-related costs, operating expenses of acquired businesses and currency translation associated with stronger foreign currencies. SG&A expenses for 2007 represented 7 percent of net sales, compared to 8 percent of net sales in 2006.
Other Income-net. Other income-net for 2007 was $10 million, unchanged from last year. Other income for 2007 includes the $6 million gain relating to our investment in CME. Other income for 2006 includes various insurance and tax recoveries approximating $5 million and $1 million of earnings from non-controlled affiliates. Fee and royalty income for 2007 was consistent with 2006.
Operating Income. A summary of operating income is shown below:

			Favorable	Favorable
			(Unfavorable)	(Unfavorable)
(in millions)	2007	2006	Variance	% Change
North America	$234	$130	$104	80%
South America	115	84	31	37%
Asia/Africa	45	53	(8)	(15)%
Corporate expenses	(53)	(43)	(10)	(23)%
Gain on CME investment	6	—	6

Operating income	$347	$224	$123	55%

Operating income for 2007 increased 55 percent to $347 million from $224 million in 2006 driven by strong earnings growth in North America and South America. Currency translation attributable to the weaker US dollar contributed approximately $14 million to the increase in operating income. North America operating income increased significantly to $234 million in 2007 from $130 million a year ago, as earnings grew throughout the region principally attributable to improved product pricing. Currency translation attributable to the stronger Canadian dollar contributed approximately $4 million to the operating income increase in the region. South America operating income increased 37 percent to $115 million from $84 million in 2006, primarily reflecting significant earnings growth in Brazil driven by higher product pricing, increased demand and a stronger local currency. Currency translation attributable to stronger local currencies in Brazil and Colombia contributed approximately $10 million to the operating income increase in the region. Additionally, earnings growth in the Andean region of South America and results from acquired operations contributed to the increased operating income for South America. Operating income for the Southern Cone of South America was relatively unchanged from 2006. Asia/Africa operating income declined 15 percent from 2006 as lower earnings in South Korea mainly due to lower sales volume attributable to a stagnant economy and import competition, and higher corn and ocean freight costs, more than offset earnings growth in Pakistan.
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
Provision for Income Taxes. Our effective income tax rate was 33.5 percent in 2007, as compared to 35.3 percent in 2006. The decrease primarily reflects the effect of a year over year change in our geographical income mix and the recognition of $2 million of previously unrecognized tax benefits in 2007.
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
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2008, our total assets were $3.21 billion, up from $3.10 billion at December 31, 2007. This increase primarily reflects an increase in our margin accounts relating to corn futures contracts, capital investments, net income and increased inventories attributable to higher corn costs, partially offset by translation effects associated with weaker end of period foreign currencies relative to the US dollar and unrealized losses on corn futures contracts. Stockholders’ equity decreased to $1.38 billion at December 31, 2008 from $1.61 billion at December 31, 2007, primarily reflecting an increase in the accumulated other comprehensive loss due to unfavorable currency translation effects attributable to the stronger US dollar and unrealized losses on cash flow hedges, which more than offset our 2008 net income.
We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US revolving credit facility and a $30 million Canadian revolving credit facility (together, the “Revolving Credit Agreement”) that matures in April 2012. We guarantee the Canadian revolving credit facility. At December 31, 2008, there were $146 million of borrowings outstanding under the US revolving credit facility and $29 million of borrowings outstanding under the Canadian revolving credit facility. In addition, we have a number of short-term credit facilities consisting of operating lines of credit. At December 31, 2008, we had total debt outstanding of $866 million, compared to $649 million at December 31, 2007. In addition to the borrowings under the Revolving Credit Agreement, the debt includes $181 million of 8.45 percent senior notes due August 15, 2009, $200 million of 6.0 percent senior notes due 2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $211 million of consolidated subsidiary debt consisting of local country borrowings. Approximately $206 million of the consolidated subsidiary debt is short-term. The 8.45 percent senior notes are included in long-term debt as we have the ability and intent to refinance these notes prior to the maturity date. Corn Products International, as the parent company, guarantees certain obligations of several of its consolidated subsidiaries. At December 31, 2008 such guarantees, including the outstanding borrowings under the Canadian revolving credit facility, aggregated $51 million. Management believes that such consolidated subsidiaries will meet their financial obligations as they become due.
Historically, the principal source of our liquidity has been our internally generated cash flow, which we have supplemented as necessary with our ability to borrow on our bank lines and to raise funds in both the debt and equity markets. In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $189 million of unused operating lines of credit in the various foreign countries in which we operate.
The weighted average interest rate on our total indebtedness was approximately 6.9 percent and 7.5 percent for 2008 and 2007, respectively.

Net Cash Flows
A summary of operating cash flows is shown below:

(in millions)	2008	2007
Net income	$267	$198
Depreciation and amortization	128	125
Deferred income taxes	12	7
Stock option expense	5	7
Unrealized gain on investment	—	(6)
Minority interest in earnings	8	5
Changes in working capital	(458)	(59)
Deposit with tax authority	(13)	(17)
Other	(28)	(2)

Cash (used for) provided by operations	$(79)	$258

Cash used for operations was $79 million in 2008, as compared with cash provided by operations of $258 million in 2007. The decrease in operating cash flow primarily reflects an increase in working capital in 2008, driven principally by a $295 million increase in margin accounts relating to corn futures and options contracts. To manage price risk related to corn purchases in North America, we use derivative instruments (corn futures and options contracts) to lock in our corn costs associated with firm-priced customer sales contracts. We are unable to hedge price risk related to co-product sales. As the market price of corn fluctuates, our derivative instruments change in value and we fund any unrealized losses or receive cash for any unrealized gains related to outstanding corn futures and option contracts. Due to the substantial change in the market price of corn in 2008 we were required to fund significant losses associated with these derivative instruments, particularly during the second half of the year. We expect that these cash payments will be recovered when the related corn is used in our manufacturing process and we collect the proceeds from the sales of our products to our customers. The increase in working capital for 2008 also reflects an increase in inventories driven by higher corn costs, an increase in accounts receivable attributable to higher sales and a reduction in accounts payable and accrued liabilities due to the timing of payments. We plan to continue to hedge certain of our North American corn purchases through the use of corn futures and option contracts and accordingly, will be required to make or be entitled to receive, cash deposits for margin calls depending on the movement in the market price for corn. During the fourth quarter of 2008 we utilized our revolving credit facilities to fund a portion of the margin calls related to our corn futures contracts.
Listed below is our primary investing and financing activities for 2008 (in millions):

Capital expenditures	$(228)
Payments on debt	(56)
Proceeds from borrowings	313
Dividends paid (including dividends of $4 to minority interest shareholders)	(42)
Proceeds from issuance of common stock	11
On November 19, 2008, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock. The cash dividend was paid on January 26, 2009 to stockholders of record at the close of business on January 8, 2009.
We currently anticipate that capital expenditures for 2009 will be in the range of $125 million to $150 million, much of which represents spending on projects continued from 2008.
As previously mentioned, we have $181 million of 8.45 percent senior notes that mature August 15, 2009. We expect to refinance these senior notes prior to the maturity date as appropriate opportunities are presented in the debt market. In the event market conditions do not provide appropriate opportunities then we expect to utilize our US revolving credit facility to fund the repayment of the senior notes.
The global economic recession presents many challenges. Co-product values are suppressed (particularly corn oil), market prices for corn are volatile, foreign currencies are under pressure and it will take us longer than it has in the past to recapture the impact of currency devaluations. Additionally, world-wide demand for our products is soft. Despite the difficulties presented by the global economic recession, we currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures and dividends, repay the 8.45 percent senior notes (in the event it is not otherwise refinanced), and fund potential acquisitions and other investing and/or financing strategies for the foreseeable future.
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
Commodity Price Risk:
We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process. We periodically enter into futures and option contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve months, in order to hedge price risk associated with fluctuations in market prices. These futures and option contracts are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities. We are unable to hedge price risk related to co-product sales. Unrealized gains and losses associated with marking our commodities-based derivative contracts to market are recorded as a component of other comprehensive income. At December 31, 2008, our accumulated other comprehensive loss account included $179 million of losses, net of tax of $107 million, related to these futures and options contracts. We expect that the anticipated losses will be reclassified into earnings as follows: $170 million in 2009; and $9 million in 2010. We expect the losses to be offset by changes in the underlying commodities cost.
Foreign Currency Exchange Risk:
Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency cash flow exposures. We generally hedge 12 to 18 months forward. As of December 31, 2008, we had $34 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.
Interest Rate Risk:
We are exposed to interest rate volatility with regard to future issuances of fixed rate debt, and existing and future issuances of variable rate debt. Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates. We use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. Generally for interest rate swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. At December 31, 2008 we did not have any interest rate swaps outstanding.
We plan to refinance our 8.45 percent $181 million senior notes due August 2009 by issuing long-term, fixed rate debt in 2009. In conjunction with this plan and in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt is expected to be based, we entered into a T-Lock with respect to $50 million of such future indebtedness. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is issued. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income (loss) until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt. In 2006, we had entered into T-Locks that fixed the benchmark component of the interest rate to be established for our $200 million 6.0 percent Senior Notes due April 15, 2017. These $200 million T-Locks, which were accounted for as cash flow hedges, expired on March 21, 2007 and we paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and is being amortized to financing costs over the term of the $200 million 6.0 percent Senior Notes due April 15, 2017. At December 31, 2008, our accumulated other comprehensive loss account included $8 million of losses, net of tax of $5 million, related to T-Locks.
Contractual Obligations and Off Balance Sheet Arrangements
The table below summarizes our significant contractual obligations as of December 31, 2008. Information included in the table is cross-referenced to the notes to the consolidated financial statements elsewhere in this report, as applicable.

(in millions)	Payments due by period
			Less			More
Contractual	Note		than 1	2 – 3	4 – 5	than
Obligations	reference	Total	year	years	years	5 years
Long-term debt	5	$661	$181	$5	$175	$300
Interest on long-term debt	5	320	39	45	38	198
Operating lease obligations	6	122	28	37	23	34
Pension and other postretirement obligations	8	236	17	25	31	163
Purchase obligations (a)		976	194	178	114	490

Total		$2,315	$459	$290	$381	$1,185

(a)	The purchase obligations relate principally to power supply agreements, including take or pay energy supply contracts, which help to provide us with an adequate power supply at certain of our facilities.

(b)	The above table does not reflect unrecognized income tax benefits of $19 million, the timing of which is uncertain. See Note 7 of the notes to the consolidated financial statements for additional information with respect to unrecognized income tax benefits.
On January 20, 2006, Corn Products Brazil (“CPO Brazil”) entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”). Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant. This Agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement. During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement. The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement. The price may vary based upon gas commodity cost and transportation costs, which are adjusted annually; the distribution margin which is set by the Brazilian Commission of Public Energy Services; and the fluctuation of exchange rates between the US dollar and the Brazilian real. We estimate that the total minimum expenditures by CPO Brazil through the remaining term of the Agreement will be approximately $268 million based on current exchange rates as of December 31, 2008 and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement. These amounts are included in the purchase obligations disclosed in the table above. See also Note 10 of the notes to the consolidated financial statements for additional information.
As described in Note 11 of the notes to the consolidated financial statements, we have an agreement with certain common stockholders (collectively the “holder”), relating to 500,000 shares of our common stock, that provides the holder with the right to require us to repurchase those common shares for cash at a price equal to the average of the closing per share market price of our common stock for the 20 trading days immediately preceding the date that the holder exercises the put option. The put option is exercisable at any time until January 2010 when it expires. The holder can also elect to sell the common shares on the open market, subject to certain restrictions. The holder of the put option may not require us to repurchase less than 500,000 shares on any single exercise of the put option. In the event the holder exercises the put option requiring us to repurchase the shares, we would be required to pay for the shares within 90 calendar days from the exercise date. Any amount due would accrue interest at our revolving credit facility rate from the date of exercise until the payment date. If the holder had put the 500,000 shares then subject to the agreement to us on December 31, 2008, we would have been obligated to repurchase the shares for approximately $14 million based upon the average of the closing per share market price of the Company’s common stock for the 20 trading days prior to December 31, 2008 ($28.62 per share). This amount is reflected as redeemable common stock in our Consolidated Balance Sheet at December 31, 2008.
We currently anticipate that in 2009 we will make cash contributions of $3 million and $4 million to our US and non-US pension plans, respectively. See Note 8 of the notes to the consolidated financial statements for further information with respect to our pension and postretirement benefit plans.
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
Our calculations of these key metrics for 2008 with comparisons to the prior year are as follows:

Return on Capital Employed (dollars in millions)	2008	2007
Total stockholders’ equity *	$1,605	$1,330
Add:
Cumulative translation adjustment *	132	214
Minority interest in subsidiaries *	21	19
Redeemable common stock *	19	44
Share-based payments subject to redemption*	9	4
Total debt *	649	554

Return on Capital Employed (dollars in millions)	2008	2007
Less:
Cash and cash equivalents *	(175)	(131)

Capital employed * (a)	$2,260	$2,034

Operating income	$434	$347
Adjusted for:
Income taxes (at effective tax rates of 32.0% in 2008 and 33.5% in 2007)	(139)	(116)

Adjusted operating income, net of tax (b)	$295	$231

Return on Capital Employed (b÷a)	13.1%	11.4%

*	Balance sheet amounts used in computing capital employed represent beginning of period balances

Debt to EBITDA ratio (dollars in millions)	2008	2007
Short-term debt	$206	$130
Long-term debt	660	519

Total debt (a)	$866	$649

Net income	$267	$198
Add back:
Minority interest in earnings	8	5
Provision for income taxes	130	102
Interest expense, net of interest income of $5 and $12, respectively	38	38
Depreciation and amortization	128	125

EBITDA (b)	$571	$468

Debt to EBITDA ratio (a ÷ b)	1.5	1.4

Debt to Capitalization percentage (dollars in millions)	2008	2007
Short-term debt	$206	$130
Long-term debt	660	519

Total debt (a)	$866	$649

Deferred income tax liabilities	$105	$133
Minority interest in subsidiaries	22	21
Redeemable common stock	14	19
Share-based payments subject to redemption	11	9

Debt to Capitalization percentage (dollars in millions)	2008	2007
Stockholders’ equity	1,384	1,605

Total capital	$1,536	$1,787

Total debt and capital (b)	$2,402	$2,436

Debt to Capitalization percentage (a÷b)	36.1%	26.6%

Operating Working Capital
as a percentage of Net Sales (dollars in millions)	2008	2007
Current assets	$1,297	$1,089
Less: Cash and cash equivalents	(107)	(175)
Deferred income tax assets	(99)	(13)

Adjusted current assets	$1,091	$901

Current liabilities	$859	$674
Less: Short-term debt	(206)	(130)
Deferred income tax liabilities	—	(28)

Adjusted current liabilities	$653	$516

Operating working capital (a)	$438	$385

Net sales (b)	$3,944	$3,391

Operating Working Capital as a percentage of Net Sales (a ÷ b)	11.1%	11.4%

Commentary on Key Performance Metrics:
In accordance with our long-term objectives, we set certain goals relating to these key performance metrics that we will strive to meet. At December 31, 2008, we had achieved two of our four established targets with our debt to capitalization percentage and our operating working capital as a percentage of sales being the exceptions. While these metrics are slightly higher than our targets, we are striving to return them to our targeted level in 2009. However, no assurance can be given that these goals will be attained and various factors could affect our ability to achieve not only these goals, but to also continue to meet our other performance metric targets. See Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.” The objectives set out below reflect our current aspirations in light of our present plans and existing circumstances. We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our shareholders.
Return on Capital Employed — Our long-term goal is to achieve a Return on Capital Employed in excess of 8.5 percent. In determining this performance metric, the negative cumulative translation adjustment is added back to stockholders’ equity to calculate returns based on the Company’s original investment costs. Driven by our strong operating performance, our ROCE grew to 13.1 percent in 2008 from 11.4 percent in the prior year. This represents the third consecutive year that we have achieved a ROCE in excess of our 8.5 percent target. The increase primarily reflects the impact of our significantly higher operating income in 2008. Additionally, the lower effective income tax rate for 2008 contributed to the ROCE improvement. Our effective income tax rate for 2008 was 32.0 percent, down from 33.5 percent in 2007. The capital employed base used in our 2008 ROCE computation increased $226 million from the prior year.
Debt to EBITDA ratio — Our long-term objective is to maintain a ratio of debt to EBITDA of less than 2.25. While this ratio increased slightly to 1.5 at December 31, 2008 from 1.4 at December 31, 2007, it remains strong. EBITDA growth of 22 percent substantially offset an increase in total debt. At a ratio of 1.5 at December 31, 2008 we have additional capacity to support organic and/or acquisition growth should we need to increase our financial leverage and market conditions provide appropriate opportunities.
Debt to Capitalization percentage — Our long-term goal is to maintain a Debt to Capitalization percentage in the range of 32 to 35 percent. At December 31, 2008 our Debt to Capitalization percentage was 36.1 percent, up from 26.6 percent a year ago, reflecting a 33 percent increase in total debt driven principally by borrowings to fund margin accounts, and our decreased capital base. Our lower capital base primarily reflects the effect of unfavorable currency translation attributable to a stronger US dollar and unrealized losses on cash flow hedges, which more than offset our 2008 net income.
Operating Working Capital as a percentage of Net Sales — Our long-term goal is to maintain operating working capital in a range of 8 to 10 percent of our net sales. At December 31, 2008 the metric was 11.1 percent, slightly below the 11.4 percent of a year ago, as increased sales more than offset an increase in operating working capital. The increase in our operating working capital was mainly attributable to increased accounts receivable, which more than offset higher accounts payable. The accounts receivable increase primarily reflects margin account activity and increased sales, which more than offset the impact of unrealized losses on corn futures contracts and currency translation attributable to the stronger US dollar. The increase in accounts payable primarily reflects unrealized losses on corn and gas hedging contracts partially offset by a decline in margin accounts and currency translation attributable to the stronger US dollar. An increase in inventories primarily due to higher corn costs also contributed to the increase in operating working capital. We will continue to focus on managing our working capital in 2009.
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
Our goodwill impairment assessment for the year ended December 31, 2008 did not result in any impairment charges. However, as a result of the current operating performance and expectations regarding future operating performance of our Korean operations (Korea), the fair value of these assets was only modestly in excess of their carrying value. The net book value of goodwill relating to Korea was approximately $120 million at December 31, 2008.
We used a discounted cash flow model (DCF model) to determine the current fair value of our Korean operation. Management believes that this approach is appropriate because it provides a fair value estimate based upon Korea’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the industry. This approach was based on a ten-year projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, and future capital expenditures. We specifically made the following operating assumptions for Korea: a reduction of corn costs and freight rates to historical levels; recovery of HFCS sales volume to the carbonated beverage industry; recovery of starch volume to the paper industry and glucose volumes to distributors; and the introduction of new products into the Korean market.
We also considered the market approach, which uses the price relationships of publicly traded stocks to derive value. However, given Korea’s recent financial performance, the market approach was considered less reliable than the DCF model and therefore, no weight was given to it. However, the results of the market approach tended to support the income approach’s conclusions.
Even though it was determined that there was no goodwill impairment for our Korean operation on December 31, 2008, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, would require an assessment prior to the next required assessment date of December 31, 2009.
Income Taxes:
We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more likely than not criteria. We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. At December 31, 2008, the Company maintained a valuation allowance of $26 million against certain foreign tax credits and foreign net operating losses that management has determined will more likely than not expire prior to realization. The valuation allowance at December 31, 2008, with respect to foreign tax credit carry-forwards, increased to $19 million from $18 million at December 31, 2007. The valuation allowance with respect to foreign net operating losses decreased to $7 million at December 31, 2008 from $8 million at December 31, 2007.

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
Retirement Benefits:
We sponsor non-contributory defined benefit plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries. We also provide healthcare and life insurance benefits for retired employees in the United States and Canada. The net periodic pension and postretirement benefit cost was $15 million in 2008 and $13 million in 2007. The Company estimates that net periodic pension expense for 2009 will include approximately $2 million relating to the amortization of its accumulated actuarial loss and prior service cost included in accumulated other comprehensive loss at December 31, 2008. In order to measure the expense and obligations associated with these retirement benefits, our management must make a variety of estimates and assumptions, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates, and other factors. These estimates and assumptions are based on our historical experience, along with our knowledge and understanding of current facts, trends and circumstances. We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans. Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material. Additionally, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on future pension expense and cash flow. See also Note 8 of the notes to the consolidated financial statements.
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but applies to other accounting pronouncements that require or permit fair value measurements. On February 6, 2008, the FASB issued final Staff Positions that partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities and also removes certain leasing transactions from the scope of SFAS 157. We adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008. See Note 2 of the notes to the consolidated financial statements. The adoption of this statement did not have a material impact on our consolidated financial statements. We do not expect that the application of this statement to non-financial assets and non-financial liabilities will have a material impact on our consolidated financial statements.

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that is to be reported as equity in the consolidated balance sheet, as opposed to being reported in the mezzanine section of the balance sheet between liabilities and equity. Under SFAS 160, consolidated net income is to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The statement requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. Additionally, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that such transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively. Early adoption is prohibited. We are currently evaluating SFAS 160 but do not expect that the adoption of this statement will have a material effect on our consolidated financial statements.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for us beginning January 1, 2009. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements but do not expect that the adoption of the FSP will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements.
Forward Looking Statements
     This Form 10-K contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends these forward looking statements to be covered by the safe harbor provisions for such statements. These statements include, among other things, any predictions regarding the Company’s future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operation, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing. These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,”

“anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.” These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct. Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of the current global economic recession and its impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for the Company’s co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and further deterioration of the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceutical, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; our ability to effectively integrate acquired businesses; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see Item 1A-Risk Factors above and subsequent reports on Forms 10-Q and 8-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Exposure. Approximately 55 percent of our borrowings at December 31, 2008 are fixed rate bonds and loans. Interest on the remaining 45 percent of our borrowings is subject to change based on changes in short-term rates, which could affect our interest costs. See also Note 5 of the notes to the consolidated financial statements entitled “Financing Arrangements” for further information. A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2008 would have increased our interest expense and reduced our pretax income for 2008 by approximately $2 million.
     At December 31, 2008 and 2007, the carrying and fair values of long-term debt, including the current portion, were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
(in millions)	amount	value	amount	value

6.0% senior notes, due April 15, 2017	$200	$188	$200	$205
6.625% senior notes, due April 15, 2037	99	90	99	101
8.45% senior notes, due August 15, 2009	181	180	200	212
U.S. revolving credit facility, due April 26, 2012	146	146	—	—
Canadian revolving credit facility, due April 26, 2012	29	29	—	—
Brazil loans, due 2010	5	5	20	20
Mexican term loan, repaid 2008	—	—	17	17

Sub-total	$660	$638	$536	$555
Less: current maturities of long-term debt	—	—	17	17

Total long-term debt	$660	$638	$519	$538

     We plan to refinance our 8.45 percent $181 million senior notes due August 2009, by issuing long-term, fixed rate debt in 2009. In conjunction with this plan and in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt is expected to be based, we entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness in September 2007. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income (loss) until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt.
     In 2006, we had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for the $200 million 6.0 percent Senior Notes due April 15, 2017. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and we paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and is being amortized to financing costs over the term of the $200 million 6.0 percent Senior Notes due April 15, 2017.
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
     Our commodity price hedging instruments generally relate to contracted firm-priced business. Based on our overall commodity hedge exposure at December 31, 2008, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive loss of approximately $40 million, net of income tax benefit. It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.
     Foreign Currencies. Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We generally use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk. Based on our overall foreign currency transactional exposure at December 31, 2008, a hypothetical 10 percent decline in the value of the USD would have resulted in a transactional foreign exchange loss of approximately $3 million. At December 31, 2008, our accumulated other comprehensive loss account included in the stockholders’ equity section of our consolidated balance sheet includes a cumulative translation loss of $363 million. The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.1 billion at December 31, 2008. A hypothetical 10 percent decline in the value of the US dollar relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to other comprehensive income of approximately $118 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Corn Products International, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Corn Products International, Inc.:
We have audited the accompanying consolidated balance sheets of Corn Products International, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corn Products International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2 to the accompanying consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).
/s/ KPMG LLP
Chicago, Illinois
February 27, 2009

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Income
Years Ended December 31,
(in millions, except per share amounts)

	2008	2007	2006
Net sales before shipping and handling costs	$4,197	$3,628	$2,844
Less — shipping and handling costs	253	237	223

Net sales	3,944	3,391	2,621
Cost of sales	3,239	2,805	2,205

Gross profit	705	586	416

Selling, general and administrative expenses	275	249	202
Other (income)	(4)	(10)	(10)

	271	239	192

Operating income	434	347	224

Financing costs-net	29	42	27

Income before income taxes and minority interest	405	305	197
Provision for income taxes	130	102	69
Minority interest in earnings	8	5	4

Net income	$267	$198	$124

Weighted average common shares outstanding:
Basic	74.5	74.7	74.1
Diluted	75.9	76.5	75.8

Earnings per common share:
Basic	$3.59	$2.65	$1.67
Diluted	3.52	2.59	1.63
See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Balance Sheets
As of December 31,
(in millions, except share and per share amounts)

	2008	2007
Assets
Current assets
Cash and cash equivalents	$107	$175
Accounts receivable — net	627	460
Inventories	454	427
Prepaid expenses	10	14
Deferred income tax assets	99	13

Total current assets	1,297	1,089

Property, plant and equipment, at cost

Land	119	129
Buildings	401	429
Machinery and equipment	2,997	3,086

	3,517	3,644
Less: accumulated depreciation	(2,070)	(2,144)

	1,447	1,500
Goodwill and other intangible assets
(less accumulated amortization of $26 and $33, respectively)	359	426
Deferred income tax assets	4	1
Investments	7	13
Other assets	93	74

Total assets	$3,207	$3,103

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$206	$130
Deferred income taxes	—	28
Accounts payable	528	382
Accrued liabilities	125	134

Total current liabilities	859	674

Non-current liabilities	152	123
Long-term debt	660	519
Deferred income taxes	105	133
Minority interest in subsidiaries	22	21
Redeemable common stock (500,000 shares issued and outstanding at December 31, 2008 and 2007) stated at redemption value	14	19
Share-based payments subject to redemption	11	9
Stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 74,819,774 issued at December 31, 2008 and 2007	1	1
Additional paid-in capital	1,086	1,082
Less: Treasury stock (common stock; 776,606 and 1,568,996 shares at December 31, 2008 and 2007, respectively) at cost	(29)	(57)
Accumulated other comprehensive loss	(594)	(115)
Retained earnings	920	694

Total stockholders’ equity	1,384	1,605

Total liabilities and equity	$3,207	$3,103

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31,
(in millions)

	2008	2007	2006
Net income	$267	$198	$124
Comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $77, $20 and $8, respectively	(127)	32	12
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $63, $10 and $2, respectively	(105)	(15)	5
Actuarial gain (loss) on pension and other postretirement obligations, net of income tax	(15)	6	—
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax	2	2	—
Unrealized gain (loss) on investment, net of income tax	(3)	1	—
Currency translation adjustment	(231)	82	43
Adjustment to minimum pension liability, net of income tax	—	—	2

Comprehensive income (loss)	$(212)	$306	$186

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity and Redeemable Equity

	Stockholders’ Equity
					Accumulated Other			Share-based
	Common	Additional	Treasury	Deferred	Comprehensive Income	Retained	Redeemable	Payments Subject to
(in millions)	Stock	Paid-In Capital	Stock	Compensation	(Loss)	Earnings	Common Stock	Redemption

Balance, December 31, 2005	$1	$1,068	$(36)	$(1)	$(251)	$429	$29	$—

Net income						124
Dividends declared						(25)
Gains on cash flow hedges, net of income tax effect of $8					12
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $2					5
Repurchases of common stock			(23)
Issuance of common stock on exercise of stock options		(8)	29
Stock option expense		5
Other share-based compensation		(4)	3					4
Excess tax benefit on share-based compensation		6
Reclassification of deferred compensation		(1)		1
Change in fair value of redeemable common stock		(15)					15
Currency translation adjustment					43
Adjustment to minimum pension liability prior to adoption of SFAS No. 158, net of tax of $1					2
Recognition of unfunded portion of pension and other postretirement liabilities, net of income tax effect of $18, upon adoption of SFAS No. 158					(34)

Balance, December 31, 2006	$1	$1,051	$(27)	$—	$(223)	$528	$44	$4

Net income						198
Dividends declared						(30)
Gains on cash flow hedges, net of income tax effect of $20					32
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $10					(15)
Unrealized gain on investment, net of income tax					1
Repurchases of common stock			(55)
Issuance of common stock on exercise of stock options		(7)	23
Stock option expense		7
Other share-based compensation			2					5
Excess tax benefit on share-based compensation		6
Change in fair value and number of shares of redeemable common stock		25					(25)
Currency translation adjustment					82
Actuarial gain on postretirement obligations, net of income tax effect of $3					6
Losses related to postretirement obligations reclassified to earnings, net of income tax effect of $1					2
Cumulative effect of adopting FIN 48						(2)

Balance, December 31, 2007	$1	$1,082	$(57)	$—	$(115)	$694	$19	$9

Net income						267
Dividends declared						(40)
Losses on cash flow hedges, net of income tax effect of $77					(127)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $63					(105)
Unrealized loss on investment, net of income tax					(3)
Repurchases of common stock			(1)
Issuance of common stock on exercise of stock options		(9)	20
Stock option expense		5
Other share-based compensation		(2)	9					2
Excess tax benefit on share-based compensation		5
Change in fair value of redeemable common stock		5					(5)
Currency translation adjustment					(231)
Actuarial loss on postretirement obligations, net of income tax					(15)
Losses related to postretirement obligations reclassified to earnings, net of income tax					2
Effects of changing the pension plan measurement date pursuant to SFAS No. 158 service cost, interest cost, and expected return on plan assets for Oct. 1 — Dec. 31, 2007, net of income tax						(1)

Balance, December 31, 2008	$1	$1,086	$(29)	$—	$(594)	$920	$14	$11

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

Years ended December 31, (in millions)	2008	2007	2006
Cash provided by (used for) operating activities:
Net income	$267	$198	$124
Non-cash charges (credits) to net income:

Depreciation and amortization	128	125	114
Deferred income taxes	12	7	(6)
Stock option expense	5	7	5
Unrealized gain on investment	—	(6)	—
Minority interest in earnings	8	5	4
Foreign currency transaction losses (gains)	(9)	4	(1)
Earnings from non-controlled affiliates	—	—	(1)

Changes in working capital:

Accounts receivable and prepaid expenses	(43)	(40)	(28)
Inventories	(91)	(86)	(57)
Accounts payable and accrued liabilities	(29)	12	52
Decrease (increase) in margin accounts	(295)	55	4
Deposit with tax authority	(13)	(17)	—
Other	(19)	(6)	20

Cash (used for) provided by operating activities	(79)	258	230

Cash provided by (used for) investing activities:
Capital expenditures	(228)	(177)	(171)
Proceeds from disposal of plants and properties	9	3	3
Payments for acquisitions/investments, net of cash acquired	—	(59)	(42)
Other	—	1	—

Cash used for investing activities	(219)	(232)	(210)

Cash provided by (used for) financing activities:
Payments on debt	(56)	(283)	(46)
Proceeds from borrowings	313	366	62
Dividends paid (including to minority interest shareholders)	(42)	(33)	(26)
Repurchases of common stock	(1)	(55)	(23)
Issuance of common stock	11	16	21
Excess tax benefit on share-based compensation	5	6	6
Other	—	(2)	—

Cash provided by (used for) financing activities	230	15	(6)

Effects of foreign exchange rate changes on cash	—	3	1

Increase (decrease) in cash and cash equivalents	(68)	44	15

Cash and cash equivalents, beginning of period	175	131	116

Cash and cash equivalents, end of period	$107	$175	$131

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Description of the Business
Corn Products International, Inc. (the “Company”) was founded in 1906 and became an independent and public company as of December 31, 1997. The Company operates domestically and internationally in one business segment, corn refining, and produces a wide variety of products.
NOTE 2 — Summary of Significant Accounting Policies
Basis of presentation — The consolidated financial statements consist of the accounts of the Company, including all significant subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, and pension and other postretirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management will adjust such estimates and assumptions when facts and circumstance dictate. Foreign currency devaluations, corn price volatility, access to difficult credit markets, and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Income statement accounts are translated at the average exchange rate during the period. Where the US dollar is considered the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates. The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency. For 2008, 2007 and 2006, the Company incurred foreign currency transaction gains (losses) of $9 million, ($4 million) and $1 million, respectively. The Company’s accumulated other comprehensive loss included in stockholders’ equity on the Consolidated Balance Sheets includes cumulative translation loss adjustments of $363 million and $132 million at December 31, 2008 and 2007, respectively.
Cash and cash equivalents — Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.
Inventories — Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first-in, first-out (FIFO) method.
Investments — Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method and are carried at cost or less. The Company’s wholly-owned Canadian subsidiary has an investment that is accounted for under the cost method. The carrying value of this investment was $5 million at December 31, 2008 and $6 million at December 31, 2007. Investments that enable the Company to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost or less, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received. The Company did not have any investments accounted for under the equity method at December 31, 2008 or 2007. The Company also has an equity interest in the CME Group Inc. (“CME”), which it classifies as available for sale securities. This investment, which totaled $2 million at December 31, 2008 and $7 million at December 31, 2007, is carried at fair value with unrealized gains and losses recorded to other comprehensive income. The Company would recognize a loss on its investments when there is a loss in value of an investment that is other than a temporary decline.
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
Goodwill and other intangible assets — Goodwill ($351 million and $423 million at December 31, 2008 and 2007, respectively) represents the excess of cost over fair value of net assets acquired. The Company also has other intangible assets ($8 million at December 31, 2008 and $3 million at December 31, 2007, respectively). The carrying amount of goodwill and other intangible assets by geographic segment as of December 31, 2008 and 2007 was as follows:

	At December 31,
(in millions)	2008	2007

North America	$138	$140
South America	87	102
Asia/Africa	134	184

Total	$359	$426

The Company assesses goodwill for impairment annually (or more frequent if impairment indicators arise). The Company has chosen to perform this annual impairment assessment in December of each year. The Company has completed the required impairment assessments and determined there to be no goodwill impairment. However, as a result of the current operating performance and expectations regarding future operating performance of the Company’s Korean operations (Korea), the fair value of these assets was only modestly in excess of their carrying value. The net book value of goodwill relating to Korea was approximately $120 million at December 31, 2008.
The Company used a discounted cash flow model (DCF model) to determine the current fair value of its Korean operation. Management believes that this approach is appropriate because it provides a fair value estimate based upon Korea’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the industry. This approach was based on a ten-year projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon the Company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, and future capital expenditures. The Company specifically made the following operating assumptions for Korea: a reduction of corn costs and freight rates to historical levels; recovery of HFCS sales volume to the carbonated beverage industry; recovery of starch volume to the paper industry and glucose volumes to distributors; and the introduction of new products into the Korean market.
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
Hedging instruments — The Company uses derivative financial instruments principally to offset exposure to market risks arising from changes in commodity prices and interest rates. Derivative financial instruments currently used by the Company consist of commodity futures and option contracts, interest rate swap agreements and treasury lock agreements. The Company enters into futures and option contracts, which are designated as hedges of specific volumes of commodities (corn and natural gas) that will be purchased and processed in a future month. These derivative financial instruments are recognized in the Consolidated Balance Sheets at fair value. The Company has also, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed rate debt to a variable interest rate and, on certain variable rate debt, to a fixed interest rate. The Company’s treasury lock agreements lock the benchmark rate for an anticipated fixed rate borrowing. See also Note 4 and Note 5 of the notes to the consolidated financial statements for additional information.

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
Stock-based compensation — The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees. The plan is more fully described in Note 12. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“SFAS 123R”), which requires, among other things, that compensation expense be recognized for employee stock options. Prior to the adoption of SFAS 123R, the Company accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under that method, compensation expense was recorded only if the current market price of the underlying stock on the date of grant exceeded the option exercise price. Since stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant under the Company’s stock incentive plan, no compensation expense related to stock options was recorded in the Consolidated Statements of Income prior to January 1, 2006.
Earnings per common share — Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding (including redeemable common stock), which totaled 74.5 for 2008, 74.7 million for 2007 and 74.1 million for 2006. Diluted earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options and other shares associated with long-term incentive compensation plans. The weighted average number of shares outstanding for diluted EPS calculations was 75.9 million, 76.5 million and 75.8 million for 2008, 2007 and 2006, respectively. In 2008 and 2007, options to purchase approximately 1.3 million and .6 million shares of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive. There were no anti-dilutive stock option shares for 2006.
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
Recently adopted accounting standards — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008, as required. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within its 2008 financial statements. The provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS No. 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142, and long-lived assets measured at fair value for an impairment test under SFAS No. 144. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial condition or cash flow. As a result of the adoption of SFAS 157, the Company now provides additional disclosures in its notes to the financial statements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy to improve consistency and comparability in fair value measurements and disclosures. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad categories referred to as Level 1, Level 2 and Level 3 inputs. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
Presented below are the fair values of the Company’s financial instruments and derivatives at December 31, 2008:

(in millions)	Total	Level 1	Level 2	Level 3
Available for sale securities	$2	$2	—	—
Derivative assets	—	—	—	—
Derivative liabilities	$244	$186	$58	—
Long-term debt	$638	—	$638	—
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Among other things, SFAS 158 requires companies to: (i) recognize in the balance sheet, a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, to record the funded status of defined benefit pension and other post-retirement benefit plans; (ii) measure plan assets and obligations that determine its funded status as of the end of the company’s fiscal year; and (iii) recognize in comprehensive income the changes in the funded status of a defined benefit pension and postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the year-end balance sheet date is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 effective December 31, 2006 by recording a charge to accumulated other comprehensive loss of $34 million, net of income taxes of $18 million, to recognize the unfunded portion of its defined benefit pension and other postretirement plan liabilities. Effective December 31, 2008, the Company began measuring its plan assets and benefit obligations using a December 31, 2008 balance sheet date. Previously, the Company had used a September 30th measurement date. The change to using a year-end balance sheet measurement date did not have a material impact on the Company’s consolidated financial statements. See also Note 8 of the notes to the consolidated financial statements for additional information.
NOTE 3 — Acquisitions
On February 12, 2007, the Company acquired the food business assets of SPI Polyols, a subsidiary of ABF North America Holdings, Inc., and the common shares of an SPI unit that owned the 50 percent of Getec Guanabara Quimica Industrial S.A. (“GETEC”) not previously held by Corn Products International. GETEC is a major Brazilian producer of polyols, including liquid sorbitol and mannitol, and anhydrous dextrose, for the personal care, food, candy and confectionary, and pharmaceutical markets. The Company paid approximately $66 million in cash to complete this acquisition, which was accounted for under the purchase method of accounting. Goodwill of approximately $43 million was recorded. Effective with the acquisition, GETEC, which was previously accounted for as a non-controlled affiliate under the equity method, became a wholly-owned consolidated subsidiary of the Company.
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
On December 19, 2006, the Company’s wholly-owned Argentinean subsidiary, Productos de Maiz, S.A., paid $16 million in cash to acquire substantially all of the common stock of DEMSA Industrial Peru-Derivados del Maiz, S.A. (“DEMSA”), the only corn refiner in Peru. Goodwill of approximately $4 million was recorded. Established in 1964, DEMSA sells regular and modified corn starch, glucose, grits, corn oil, corn flour, hominy feed, caramel color and other products to the food and beverage, papermaking, corrugated, pharmaceutical, textiles and animal feed markets.
All of the Company’s acquisitions were accounted for under the purchase method. Had the acquisitions described above occurred at the beginning of the respective years, the effect on the Company’s consolidated financial statements would not have been significant.

NOTE 4 — Financial Instruments, Derivatives and Hedging Activities
Fair value of financial instruments:
The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values. Futures contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value. Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value. The Company’s treasury lock agreements, which lock the benchmark rate for an anticipated fixed rate borrowing, are recognized at fair value. The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. Presented below are the carrying amounts and the fair values of the Company’s long-term debt at December 31, 2008 and 2007.

	2008		2007
	Carrying	Fair	Carrying	Fair
(in millions)	amount	value	amount	value
6.0% senior notes, due April 15, 2017	$200	$188	$200	$205
6.625% senior notes, due April 15, 2037	99	90	99	101
8.45% senior notes, due August 15, 2009	181	180	200	212
U.S. revolving credit facility, due April 26, 2012	146	146	—	—
Canadian revolving credit facility, due April 26, 2012	29	29	—	—
Brazil loans, due 2010	5	5	20	20
Mexican term loan, repaid 2008	—	—	17	17

Sub-total	$660	$638	$536	$555
Less: current maturities of long-term debt	—	—	17	17

Total long-term debt	$660	$638	$519	$538

Derivatives:
The Company uses financial instruments primarily to manage the exposure to price risk related to the purchases of corn and natural gas used in the manufacturing process, to manage transactional foreign exchange risk and to manage its exposure to changes in interest rates on existing or anticipated borrowings. The Company generally does not enter into derivative instruments for any purpose other than hedging the cash flows associated with future interest payments on variable rate debt and specific volumes of commodities that will be purchased and processed in a future month, and hedging the exposure related to changes in the fair value of certain outstanding fixed rate debt instruments and hedging transactional foreign exchange risk. The Company generally uses derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk and generally hedges twelve to eighteen months forward. As of December 31, 2008, we had $34 million of net notional foreign currency forward contracts that hedged net liability transactional exposures. As of December 31, 2007, we had $14 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.
The derivative financial instruments that the Company uses in its management of commodity-price risk include corn futures contracts and options traded through regulated commodity exchanges and over-the-counter gas swaps. The derivative financial instruments that the Company uses in its management of interest rate risk consist of interest rate swap and treasury lock agreements. By using derivative financial instruments to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions only with investment grade counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices or interest rates. The market risk associated with commodity-price and interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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
The Company uses a combination of fixed and variable rate debt to finance its operations. The debt obligations with fixed cash flows expose the Company to variability in the fair value of outstanding debt instruments due to changes in interest rates. The Company has, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed-rate debt to a variable rate. These swaps called for the Company to receive interest at a fixed rate and to pay interest at a variable rate, thereby creating the equivalent of variable-rate debt. The Company designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair value hedges. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized in earnings. The Company did not have any interest rate swap agreements outstanding at December 31, 2008 or 2007. In 2007 and 2006, the Company entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for certain fixed rate debt (see also Note 5). The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to other comprehensive income (loss) until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The net gain or loss recognized in earnings during 2008, 2007 and 2006, representing the amount of the Company’s hedges’ ineffectiveness and the component of the Company’s derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness, was not significant.
At December 31, 2008, the Company’s accumulated other comprehensive loss account included $179 million of losses, net of tax of $107 million, pertaining to commodities related derivative instruments that hedge the anticipated cash flows from future transactions, most of which are expected to be recognized in earnings within the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory that includes previously hedged purchases of raw corn and the usage of hedged natural gas. Additionally, the Company’s accumulated other comprehensive loss account at December 31, 2008 included $8 million of losses, net of tax of $5 million, related to T-Locks. Cash flow hedges discontinued during 2008 were not material.
NOTE 5 — Financing Arrangements
The Company had total debt outstanding of $866 million and $649 million at December 31, 2008 and 2007, respectively. Short-term borrowings at December 31, 2008 and 2007 consist primarily of amounts outstanding under various unsecured local country operating lines of credit.
Short-term borrowings consist of the following at December 31:

(in millions)	2008	2007

Borrowings in various currencies (at rates ranging from 2% to 19% for 2008 and 4% to 13% for 2007)	$206	$113
Current maturities of long-term debt	—	17

Total short-term borrowings	$206	$130

The Company has a $500 million senior, unsecured revolving credit facility consisting of a $470 million US revolving credit facility and a $30 million Canadian revolving credit facility (together, the “Revolving Credit Agreement”) that matures April 26, 2012. The Canadian revolving credit facility is guaranteed by Corn Products International, Inc. At December 31, 2008, there were $146 million of borrowings outstanding under the US revolving credit facility and $29 million of borrowings outstanding under the Canadian revolving credit facility. At December 31, 2007, there were no outstanding borrowings under the US revolving credit facility or the Canadian revolving credit facility.
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
Long-term debt consists of the following at December 31:

(in millions)	2008	2007
6.0% senior notes, due April 15, 2017	$200	$200
6.625% senior notes, due April 15, 2037, net of discount of $1	99	99
8.45% senior notes, due August 15, 2009	181	200
US revolving credit facility, matures April 26, 2012 (at LIBOR indexed floating rate)	146	—
Canadian revolver, matures April 26, 2012 (at LIBOR indexed floating rate)	29	—
Brazil loans, due 2010 (at rates of 14% in 2008 and 11% in 2007)	5	20
Mexican term loan, repaid 2008 (at LIBOR indexed floating rate)	—	17

Total	$660	$536
Less: current maturities	—	17

Long-term debt	$660	$519

The Company’s long-term debt matures as follows: $181 million in 2009, $5 million in 2010, $175 million in 2012, $200 million in 2017 and $100 million in 2037. The Company’s long-term debt at December 31, 2008 includes $181 million of 8.45 percent senior notes that mature August 15, 2009. These borrowings are included in long-term debt as the Company has the ability and intent to refinance the notes on a long-term basis prior to the maturity date.
Corn Products International, Inc. guarantees certain obligations of several of its consolidated subsidiaries, which aggregated $51 million and $37 million at December 31, 2008 and 2007, respectively.
As noted above, the Company plans to refinance its $181 million of 8.45 percent senior notes due August 2009, by issuing long-term, fixed rate debt in 2009. In conjunction with this plan and in order to manage its exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, the Company entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness. The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced. It is accounted for as a cash flow hedge. Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income (loss) until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt.
In 2006, the Company had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for the $200 million 6.0 percent Senior Notes due April 15, 2017. The T-Locks were accounted for as cash flow hedges. The T-Locks expired on March 21, 2007 and the Company paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements. The $5 million loss is included in accumulated other comprehensive loss and is being amortized to financing costs over the term of the $200 million 6.0 percent Senior Notes due April 15, 2017.
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

NOTE 6 — Leases
The Company leases rail cars, certain machinery and equipment, and office space under various operating leases. Rental expense under operating leases was $30 million, $27 million and $24 million in 2008, 2007 and 2006, respectively. Minimum lease payments due on leases existing at December 31, 2008 are shown below:

(in millions)
Year	Minimum Lease Payments

2009	$28
2010	22
2011	15
2012	13
2013	10
Balance thereafter	34
NOTE 7 — Income Taxes
The components of income before income taxes and the provision for income taxes are shown below:

(in millions)	2008	2007	2006

Income (loss) before income taxes:
United States	$70	$28	$(10)
Outside the United States	335	277	207

Total	$405	$305	$197

Provision for income taxes:
Current tax expense
US federal	$15	$2	$5
State and local	2	1	—
Foreign	101	92	70

Total current	$118	$95	$75

Deferred tax expense (benefit)
US federal	$11	$(1)	$(4)
State and local	2	—	—
Foreign	(1)	8	(2)

Total deferred	$12	$7	$(6)

Total provision	$130	$102	$69

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Significant temporary differences at December 31, 2008 and 2007 are summarized as follows:

(in millions)	2008	2007

Deferred tax assets attributable to:
Employee benefit accruals	$24	$28
Pensions	22	17
Hedging/derivative contracts	96	—
Net operating loss carryforwards	11	10
Foreign tax credit carryforwards	29	25
Other	17	17

Gross deferred tax assets	$199	$97
Valuation allowance	(26)	(26)

Net deferred tax assets	$173	$71

Deferred tax liabilities attributable to:
Property, plant and equipment	$159	$171
Hedging/derivative contracts	—	27
Goodwill	16	20

Total deferred tax liabilities	$175	$218

Net deferred tax liabilities	$2	$147

Net operating loss carryforwards at December 31, 2008 include state net operating losses of $2 million and foreign net operating losses of $9 million. The state net operating losses expire in various years through 2028. Foreign net operating losses of $6 million will expire in 2009 through 2013 if unused, while $3 million may be carried forward indefinitely. The foreign tax credit carryforwards of $29 million at December 31, 2008 will expire in 2012 through 2018 if not utilized.
SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The Company maintains a valuation allowance of $26 million against certain foreign tax credits and foreign net operating losses that management has determined will more likely than not expire prior to realization. The valuation allowance at December 31, 2008, with respect to foreign tax credit carryforwards, increased to $19 million from $18 million at December 31, 2007. The valuation allowance with respect to foreign net operating losses decreased to $7 million at December 31, 2008 from $8 million at December 31, 2007.
A reconciliation of the federal statutory tax rate to the Company’s effective tax rate follows:

	2008	2007	2006

Provision for tax at US statutory rate	35.00%	35.00%	35.00%
Tax rate difference on foreign income	(3.09)	(1.56)	(0.04)
State and local taxes — net	0.63	0.25	0.22
Change in valuation allowance — foreign tax credits	0.23	0.47	1.73
Change in foreign statutory tax rates	(0.83)	(1.03)	(1.07)
Non-conventional fuel tax credits	—	(0.22)	(0.68)
Other items — net	0.06	0.59	0.09

Provision at effective tax rate	32.00%	33.50%	35.25%

Provisions are made for estimated US and foreign income taxes, less credits that may be available, on distributions from foreign subsidiaries to the extent dividends are anticipated. No provision has been made for income taxes on approximately $919 million of undistributed earnings of foreign subsidiaries at December 31, 2008, as such amounts are considered permanently reinvested.
The Company adopted FIN 48 effective January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)

Balance at January 1, 2008	$17
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(1)
Additions based on tax positions related to the current year	4
Reductions related to settlements	(1)
Reductions related to a lapse in the statute of limitations	—

Balance at December 31, 2008	$19

Of this total, $14 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods.
The Company accounts for interest and penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $3 million as of December 31, 2008 and $4 million as of December 31, 2007.
The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions. The Internal Revenue Service (“IRS”) has concluded its audit of all years through 2004. The Company remains subject to potential examination in Canada for the years 2000 to 2008, Brazil for the years 2002 to 2008 and Mexico for the years 2004 to 2008. The statute of limitations is generally open for the years 2002 to 2008 for various other non-US jurisdictions.
During 2008 and 2007, the Company made deposits of approximately $13 million and $17 million, respectively, to the Canadian tax authorities relating to an ongoing audit examination. The Company has settled $2 million of the claims and is in the process of appealing the remaining items from the audit. It is expected that the appeal process will not be concluded within the next twelve months. The Company believes that it has adequately provided for the most likely outcome of the appeal process.
It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2008. The Company currently estimates that such increases or decreases will not be significant.
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
The Company also provides healthcare and/or life insurance benefits for retired employees in the United States, Canada and Brazil. US salaried employees are provided with access to postretirement medical insurance through Retirement Health Care Spending Accounts. US salaried employees accrue an account during employment, which can be used after employment to purchase postretirement medical insurance from the Company and Medigap or through Medicare HMO policies after age 65. The accounts are credited with a flat dollar amount and indexed for inflation annually during employment. The accounts also accrue interest credits using a rate equal to a specified amount above the yield on five-year Treasury notes. Employees can use the amounts accumulated in these accounts, including credited interest, to purchase postretirement medical insurance. Employees become eligible for benefits when they meet minimum age and service requirements. The Company recognizes the cost of these postretirement benefits by accruing a flat dollar amount on an annual basis for each domestic salaried employee. The Company has the right to modify or terminate these benefits. Healthcare benefits for retirees outside the United States and Canada are generally covered through local government plans.
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
SFAS 158 requires the Company to change the measurement date from September 30 to December 31, effective December 31, 2008 for the US plans. The non-US plans were not affected by the change in the measurement date as they have historically been measured as of December 31, 2008. As a result, the Company adjusted retained earnings by approximately $1 million, representing the net periodic benefit cost for the period between September 30, 2007 and January 1, 2008. The company elected to use the 15 month approach as allowed under FAS 158.
Pension Obligation and Funded Status —The changes in pension benefit obligations and plan assets during 2008 and 2007, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2008 and 2007, were as follows:

(in millions)	US Plans		Non-US Plans
	2008	2007	2008	2007

Benefit obligation
At January 1	$76	$70	$149	$136
Service cost	3	3	3	4
Interest cost	6	4	8	8
Benefits paid	(6)	(2)	(7)	(6)
Actuarial loss (gain)	(1)	1	(27)	(10)
Plan amendment	1	—	—	—
Curtailment / Settlement	—	—	(4)	(1)
Foreign currency translation	—	—	(24)	18

Benefit obligation at December 31	$79	$76	$98	$149

Fair value of plan assets
At January 1	$64	$58	$139	$113
Actual return on plan assets	(16)	5	(17)	7
Employer contributions	16	3	8	9
Benefits paid	(6)	(2)	(7)	(7)
Settlements	—	—	(4)	—
Foreign currency translation	—	—	(23)	17

Fair value of plan assets at December 31	$58	$64	$96	$139

Funded status	$(21)	$(12)	$(2)	$(10)

Amounts recognized in the Consolidated Balance Sheets consist of:

(in millions)	US Plans		Non-US Plans
	2008	2007	2008	2007

Non current asset	$—	$—	$(8)	$(5)
Current liabilities	2	1	1	1
Non current liabilities	19	11	9	14

Net amount recognized	$21	$12	$2	$10

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

(in millions)	US Plans		Non-US Plans
	2008	2007	2008	2007

Net actuarial loss	$30	$10	$18	$25
Prior service cost	2	2	—	—
Transition obligation	—	—	4	6

Net amount recognized	$32	$12	$22	$31

The accumulated benefit obligation for all defined benefit pension plans was $151 million and $191 million at December 31, 2008 and December 31, 2007, respectively.
Information about plan obligations and assets for plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions)	US Plans		Non-US Plans
	2008	2007	2008	2007

Projected benefit obligation	$79	$76	$11	$14
Accumulated benefit obligation	73	71	10	11
Fair value of plan assets	58	64	—	—

Included in the Company’s pension obligation are nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.
Components of net periodic benefit cost and other amounts recognized in other comprehensive income consist of the following for the years ended December 31, 2008, 2007 and 2006:

(in millions)	US Plans			Non-US Plans
	2008	2007	2006	2008	2007	2006

Service cost	$3	$3	$3	$3	$4	$3
Interest cost	5	4	4	8	8	7
Expected return on plan assets	(5)	(4)	(4)	(9)	(8)	(7)
Amortization of actuarial loss	—	—	1	1	1	1
Amortization of transition obligation	—	—	—	1	1	—
Amortization of prior service cost	1	—	—	—	—	—
Settlement/Curtailment	—	—	1	1	—	—

Net pension cost	$4	$3	$5	$5	$6	$4

For the US plans, the Company estimates that net pension expense for 2009 will include approximately $1.6 million relating to the amortization of its accumulated actuarial loss and $0.2 million relating to the amortization of prior service cost included in accumulated other comprehensive loss at December 31, 2008.
For the non-US plans, the Company estimates that net pension expense for 2009 will include approximately $0.1 million relating to the amortization of its accumulated actuarial loss and $0.5 million relating to the amortization of prior service cost and transition obligation included in accumulated other comprehensive loss at December 31, 2008.

Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2008 are as follows:

(in millions)	US Plans	Non-US

Net actuarial loss/(gain)	$20	$(1)
Amortization of actuarial (loss)/gain	—	(2)
Prior service cost	1	—
Amortization of prior service (cost)/credit	(1)	—
Amortization of transition obligation	—	(1)

Total recorded in other comprehensive income	20	(4)
Net periodic benefit cost	4	5

Total recorded in other comprehensive income and net periodic benefit cost	24	1

The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	US Plans		Non-US Plans
	2008	2007	2008	2007

Discount rate	6.05%	6.20%	8.20%	6.10%
Rate of compensation increase	2.75%	2.75%	4.56%	4.00%

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

	US Plans			Non-US Plans
	2008	2007	2006	2008	2007	2006

Discount rate	6.20%	5.90%	5.40%	6.74%	5.80%	5.25%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	7.25%	7.20%	7.00%
Rate of compensation increase	2.75%	2.75%	2.75%	4.39%	4.00%	3.50%

The Company has assumed an expected long-term rate of return on assets of 7.25 percent for US plans and 7.00 percent for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices.
The discount rate reflects a rate of return on high quality fixed income investments that match the duration of the expected benefit payments. The Company has typically used returns on long-term, high quality corporate AA bonds as a benchmark in establishing this assumption. The discount rate is reviewed annually.
Plan Assets — The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of high-quality equity instruments, fixed income securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. For US pension plans, the weighted average target range allocation of assets was 41-71 percent with equity managers, 19-69 percent with fixed income managers and 1-3 percent in cash. The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate. The Company’s pension plan weighted average asset allocation as of December 31, 2008 for US plans and non-US plans and as of September 30, 2007 for US plans and October 31, 2007 for non-US plans is as follows:

Asset Category	US Plans		Non-US Plans
	2008	2007	2008	2007

Equity securities	42%	57%	45%	54%
Debt securities	55%	36%	46%	38%
Other	3%	7%	9%	8%

Total	100%	100%	100%	100%

In 2008, the Company made cash contributions of $16 million and $8 million to its US and non-US pension plans, respectively. The Company currently anticipates that in 2009 it will make cash contributions of $3 million and $4 million to its US and non-US pension plans, respectively. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets. The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	US Plans	Non-US Plans

2009	$7	$8
2010	4	6
2011	4	6
2012	7	6
2013	5	7
Years 2014 — 2018	30	40

The Company and certain of its subsidiaries also maintain defined contribution plans. The Company makes matching contributions to these plans based on a percentage of employee contributions. Amounts charged to expense for defined contribution plans totaled $6 million, $5 million and $4 million in 2008, 2007 and 2006, respectively.
Postretirement Benefit Plans — The Company’s postretirement benefit plans currently are not funded. The information presented below includes the plans in the United States, Brazil, and Canada. The changes in the benefit obligations of the plans during 2008 and 2007, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2008 and 2007, were as follows:

(in millions)	2008	2007

Accumulated postretirement benefit obligation
At January 1	$56	$48
Service cost	2	1
Interest cost	4	3
Actuarial loss/(gain)	2	5
Benefits paid	(3)	(2)
Foreign currency translation	(2)	1

Benefit obligation at December 31	$59	$56
Fair value of plan assets	—	—

Funded status	$59	$56

Amounts recognized in the Consolidated Balance Sheets consist of:

(in millions)	2008	2007

Current liabilities	$3	$2
Non current liabilities	56	54

Net amount recognized	$59	$56

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

(in millions)	2008	2007

Net actuarial loss	$11	$10
Prior service cost	2	—

Net amount recognized	$13	$10

Components of net periodic benefit cost and other amounts recognized in other comprehensive income consisted of the following for the years ended December 31, 2008, 2007 and 2006:

(in millions)
	2008	2007	2006

Service cost	$2	$1	$2
Interest cost	3	3	2
Amortization of actuarial loss	1	—	—
Amortization of prior service cost	—	—	—

Net periodic benefit cost	$6	$4	$4

The Company estimates that postretirement benefit expense for 2009 will include approximately $0.7 million relating to the amortization of its accumulated actuarial loss and $0.1 million relating to the amortization of its prior service credit included in accumulated other comprehensive loss at December 31, 2008.
Changes in amounts recorded in other comprehensive income for 2008 are as follows:

(in millions)

Net actuarial loss/(gain)	$2

Total recorded in other comprehensive income	2
Net periodic benefit cost	6

Total recorded in other comprehensive income and net periodic benefit cost	8

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2008	2007

Discount rate	6.45%	6.10%

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2008	2007	2006

Discount rate	6.58%	5.80%	5.40%

The discount rate reflects a rate of return on high quality fixed income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption. The discount rate is reviewed annually.
In measuring the postretirement benefit obligation, for the United States, the Company assumed an increase in the per capita cost of healthcare benefits of 9.0 percent in 2009, declining ratably to 5.0 percent by the year 2013 and remaining at that level thereafter. For Canada, the Company assumed an increase in the per capita cost of healthcare benefits of 9.0 percent in 2009, declining ratably to 5.0 percent by the year 2013 and remaining at that level thereafter. In addition, for Canada, the Company assumed an increase in the per capita cost of dental benefits of 4.0 percent per year. Note that the Canada London Union Plan is not affected by health care trend rates. For Brazil, the Company assumed an increase in the per capita cost of healthcare benefits of 7.6 percent per year. An increase in the assumed healthcare cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation at December 31, 2008 by $9 million, while a decrease in the rate of 1 percentage point would decrease the obligation by $7 million, with a corresponding effect on the service and interest cost components of the net periodic postretirement benefit cost for the year then ended of $1.1 million for an increase of 1 percentage point and $0.9 million for a decrease of 1 percentage point.
Estimated future benefit payments — The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)

2009	$2
2010	2
2011	3
2012	3
2013	3
Years 2014 — 2018	18

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to employers sponsoring retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company receives a Medicare Part D subsidy for the certain retirees. The impact of the Medicare Part D subsidy is immaterial for benefit payment cash flows.
NOTE 9 — Termination of Proposed Merger Agreement
On June 23, 2008, the Company and Bunge Limited (“Bunge”) announced that the two companies had entered into a definitive agreement under which Bunge would acquire Corn Products in an all-stock transaction. The aggregate transaction value based on the price of Bunge’s stock at that date was approximately $4.8 billion including assumption of debt.
On November 10, 2008, the Company’s Board of Directors withdrew its recommendation in favor of the merger agreement and recommended against adoption of the agreement. On the same day Bunge’s Board of Directors voted to terminate the merger agreement, citing the decision of the Corn Products Board of Directors. Under the terms of the agreement, the Company reimbursed Bunge for $10 million of their expenses in connection with the proposed acquisition. In addition, the Company incurred approximately $6 million of expenses relating to the proposed transaction.

NOTE 10 — Supplementary Information
Balance Sheets — Supplementary information is set forth below:

(in millions)	2008	2007

Accounts receivable — net:
Accounts receivable — trade	$359	$354
Accounts receivable — other	278	110
Allowance for doubtful accounts	(10)	(4)

Total accounts receivable — net	$627	$460

Inventories:
Finished and in process	$192	$165
Raw materials	207	202
Manufacturing supplies	55	60

Total inventories	$454	$427

Accrued liabilities:
Compensation expenses	$58	$60
Dividends payable	11	8
Accrued interest	12	12
Accrued income taxes	7	6
Taxes payable other than income taxes	11	17
Other	26	31

Total accrued liabilities	$125	$134

Non-current liabilities:
Employees’ pension, indemnity, retirement, and other	$104	$99
Unrealized losses on cash flow hedges	24	1
Other	24	23

Total non-current liabilities	$152	$123

Statements of Income — Supplementary information is set forth below:

(in millions)	2008	2007	2006

Other income (expense)-net:
Costs of terminated Bunge merger	$(16)	$—	$—
Gain from sale of land	5	—	—
Gain on investment	—	6	—
Earnings from non-controlled affiliates	—	—	1
Other	15	4	9

Other income (expense)-net	$4	$10	$10

Financing costs-net:
Interest expense, net of amounts capitalized *	$43	$50	$34
Interest income	(5)	(12)	(6)
Foreign currency transaction (gains) losses	(9)	4	(1)

Financing costs-net	$29	$42	$27

*	Interest capitalized amounted to $8 million, $4 million and $10 million in 2008, 2007 and 2006, respectively.

Statements of Cash Flow — Supplementary information is set forth below:

(in millions)	2008	2007	2006

Interest paid	$46	$47	$38
Income taxes paid	108	93	73
Noncash investing and financing activities:
Change in fair value and number of shares of redeemable common stock	(5)	(25)	15
Assumption of debt in connection with acquisition	—	—	5

Natural Gas Purchase Agreement:
On January 20, 2006, Corn Products Brazil (“CPO Brazil”), the Company’s wholly-owned Brazilian subsidiary entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”). Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant. This agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement. During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement. The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement. The price may vary based upon gas commodity cost and transportation costs, which are adjusted annually; the distribution margin which is set by the Brazilian Commission of Public Energy Services; and the fluctuation of exchange rates between the US dollar and the Brazilian real. We estimate that the total minimum expenditures by CPO Brazil through the remaining term of the Agreement will be approximately $268 million based on current exchange rates as of December 31, 2008 and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement. CPO Brazil will make payments of approximately $19 million in each of the next five years in accordance with the Agreement. The amount of gas purchased under this Agreement for the years ended December 31, 2008, 2007 and 2006 was approximately $22 million, $20 million and $19 million, respectively.
NOTE 11 — Redeemable Common Stock
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
The Company has the right, but not the obligation, to extend the put option for an additional three years. The holder of the put option may not require the Company to repurchase less than 500,000 shares on any single exercise of the option. In the event the holder exercises the put option requiring the Company to repurchase the shares, the Company would be required to pay for the shares within 90 calendar days from the exercise date. Any amount due would accrue interest at the Company’s revolving credit facility rate from the date of exercise until the payment date.
The carrying value of the redeemable common stock was $14 million at December 31, 2008 and $19 million at December 31, 2007, based on the average of the closing per share market prices of the Company’s common stock for the 20 trading days immediately preceding the respective balance sheet dates ($28.62 per share and $38.30 per share at December 31, 2008 and 2007, respectively). Adjustments to mark the redeemable common stock to market value are recorded directly to additional paid-in capital in the stockholders’ equity section of the Company’s Consolidated Balance Sheets. During 2007, the holder sold 727,000 shares of redeemable common stock in open market transactions. There were 500,000 shares of redeemable common stock outstanding at December 31, 2008 and 2007.

NOTE 12 — Stockholders’ Equity
Preferred stock:
The Company has authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding as of December 31, 2008 and December 31, 2007.
Treasury Stock:
During 2008, the Company issued, from treasury, 45,500 restricted common shares and 583,835 common shares upon the exercise of stock options under the stock incentive plan and 206,582 common shares under other incentive plans. During 2007, the Company issued, from treasury, 77,950 restricted common shares and 875,774 common shares upon the exercise of stock options under the stock incentive plan and 7,027 common shares under other incentive plans. During 2006, the Company issued, from treasury, 67,700 restricted common shares and 1,300,095 common shares upon the exercise of stock options under the stock incentive plan and 34,522 common shares under other incentive plans.
The Company reacquired 18,527, 32,040 and 28,000 shares of its common stock during 2008, 2007 and 2006, respectively, by both repurchasing shares from employees under the stock incentive plan and through the cancellation of forfeited restricted stock. The Company repurchased shares from employees at average purchase prices of $33.96, $44.88 and $31.80, or fair value at the date of purchase, during 2008, 2007 and 2006, respectively. All of the acquired shares are held as common stock in treasury, less shares issued to employees under the stock incentive plan.
On November 7, 2007, the Company’s Board of Directors approved a common stock repurchase program that permits the Company to purchase up to 5 million shares of its outstanding common stock over a period that runs through November 30, 2010. In 2008, the Company repurchased 25,000 common shares in open market transactions at a cost of approximately $0.9 million. In 2007, the Company repurchased 1,480,500 common shares in open market transactions at a cost of approximately $55 million. Substantially all of the 2007 repurchases were made under the Company’s previously authorized 4 million share repurchase program, except for 32,100 shares that were repurchased under the existing 5 million share program. At December 31, 2008 the Company had 4,942,900 shares available to be repurchased under its existing program. The Company has repurchased all of the shares allowed under its previously authorized 4 million share repurchase program. In 2006, the Company repurchased 862,800 common shares in open market transactions at a cost of $23 million. The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan. However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2006, 2007 and 2008:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Redeemable Shares	Outstanding

Balance at December 31, 2005	75,320	1,529	1,227	72,564

Issuance of restricted stock as compensation	—	(68)	—	68
Issuance under incentive and other plans	—	(35)	—	35
Stock options exercised	—	(1,300)	—	1,300
Purchase/acquisition of treasury stock	—	891	—	(891)

Balance at December 31, 2006	75,320	1,017	1,227	73,076

Elimination of redemption requirement (see Note 11)	—	—	(727)	727
Issuance of restricted stock as compensation	—	(78)	—	78
Issuance under incentive and other plans	—	(7)	—	7
Stock options exercised	—	(876)	—	876
Purchase/acquisition of treasury stock	—	1,513	—	(1,513)

Balance at December 31, 2007	75,320	1,569	500	73,251

Issuance of restricted stock as compensation	—	(45)	—	45
Issuance under incentive and other plans	—	(206)	—	206
Stock options exercised	—	(584)	—	584
Purchase/acquisition of treasury stock	—	43	—	(43)

Balance at December 31, 2008	75,320	777	500	74,043

Share-based payments:
     The Company has a stock incentive plan (“SIP”) administered by the compensation committee of its Board of Directors that provides for the granting of stock options, restricted stock and other stock-based awards to certain key employees. A maximum of 8 million shares were originally authorized for awards under the SIP. As of December 31, 2008, 4.4 million shares were available for future grants under the SIP. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP. Total share-based compensation expense for 2008 was $13 million, net of income tax effect of $4 million.
The Company granted nonqualified options to purchase 812,800, 777,600 and 1,084,200 shares of the Company’s common stock during 2008, 2007 and 2006, respectively. The options are exercisable upon vesting, which occurs for grants issued in 2008 and 2007 evenly over a three-year period at the anniversary dates of the date of grant, and have a term of 10 years. Stock options granted prior to 2007 are exercisable upon vesting, which occurs in 50 percent increments at the one and two year anniversary dates of the date of grant, and also have a term of 10 years. Compensation expense is recognized on a straight-line basis for awards. As of December 31, 2008, certain of these nonqualified options have been forfeited due to the termination of employees.
The fair value of stock option awards was estimated at the grant dates using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Expected life (in years)	5.3	5.3	5.3
Risk-free interest rate	2.9%	4.8%	4.2%
Expected volatility	27.0%	26.8%	27.8%
Expected dividend yield	1.2%	1.0%	1.1%
The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. Expected volatility is based on historical volatilities of the Company’s common stock. Dividend yields are based on historical dividend payments. The weighted average fair value of options granted during 2008, 2007 and 2006 was estimated to be $9.06, $10.33 and $7.72, respectively.

A summary of stock option and restricted stock transactions for the last three years follows:

			Weighted
			Average
			Exercise
			Price
	Stock Option	Stock Option	for Stock	Shares of
(shares in thousands)	Shares	Price Range	Options	Restricted Stock
Outstanding at December 31, 2005	4,642	$10.12 to $24.70	$17.14	175
Granted	1,084	25.83 to 29.80	25.95	68
Exercised / vested	(1,300)	10.12 to 24.70	16.47	(60)
Cancelled	(76)	11.37 to 25.83	21.74	(14)

Outstanding at December 31, 2006	4,350	11.37 to 29.80	19.45	169
Granted	778	33.32 to 40.71	33.93	78
Exercised / vested	(876)	11.37 to 25.83	17.90	(69)
Cancelled	(59)	25.83 to 33.80	30.29	(12)

Outstanding at December 31, 2007	4,193	11.37 to 40.71	22.30	166
Granted	813	33.82 to 38.79	34.32	46
Exercised / vested	(584)	11.37 to 34.93	19.66	(19)
Cancelled	(52)	25.83 to 34.36	33.69	(14)

Outstanding at December 31, 2008	4,370	11.37 to 40.71	24.76	179

The intrinsic values of stock options exercised during 2008, 2007 and 2006 were approximately $14 million, $20 million and $20 million, respectively. For the years ended December 31, 2008, 2007 and 2006, cash received from the exercise of stock options was $11 million, $16 million and $21 million, respectively. The excess income tax benefit realized from share-based compensation was $5 million, $6 million and $6 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, the unrecognized compensation cost related to non-vested stock options totaled $7 million, which will be amortized over the weighted-average period of approximately 2 years.
The following table summarizes information about stock options outstanding at December 31, 2008:
     (shares in thousands

	Options	Weighted Average Exercise	Average Remaining	Options	Weighted Average
Range of Exercise Prices	Outstanding	Price	Contractual Life (Years)	Exercisable	Exercise Price

$11.37 to 12.21	87	$11.37	1.8	87	$11.37
$12.22 to 16.28	933	14.24	2.9	933	14.24
$16.29 to 20.35	482	16.90	4.8	482	16.90
$20.36 to 24.43	4	21.23	6.3	4	21.23
$24.44 to 28.50	1,371	25.37	6.5	1,371	25.37
$28.51 to 32.57	20	29.80	7.3	20	29.80
$32.58 to 36.64	1,455	34.07	8.6	218	33.79
$36.65 to 40.71	18	40.43	8.5	5	40.71

	4,370	$24.76	6.2	3,120	$20.98
The number of options exercisable at December 31, 2008 was 3.1 million.
Stock options outstanding at December 31, 2008 had an aggregate intrinsic value of approximately $26 million and an average remaining contractual life of 6.2 years. Stock options exercisable at December 31, 2008 had an aggregate intrinsic value of approximately $26 million and an average remaining contractual life of 5.1 years. Stock options outstanding at December 31, 2007 had an aggregate intrinsic value of approximately $61 million and an average remaining contractual life of 6.3 years. Stock options exercisable at December 31, 2007 had an aggregate intrinsic value of approximately $53 million and an average remaining contractual life of 5.4 years.
In addition to stock options, the Company awards shares of restricted common stock to certain key employees. The restricted shares issued under the plan are subject to cliff vesting, generally for five years provided the employee remains in the service of the Company. Expense is recognized on a straight-line basis over the vesting period taking into account an estimated forfeiture rate. The fair value of the restricted stock is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant. Compensation expense pertaining to these awards was $1 million in each of 2008, 2007, and 2006.
The following table summarizes restricted share activity for the year ended December 31, 2008:

	Number of	Weighted
	Restricted	Average
(shares in thousands)	Shares	Fair Value
Non-vested at December 31, 2007	166	$29.85
Granted	46	34.36
Vested	(19)	29.42
Cancelled	(14)	33.88

Non-vested at December 31, 2008	179	31.02

The weighted-average fair value of restricted stock granted during the year ended December 31, 2008, 2007 and 2006 was $34.36, $34.43 and $27.89, respectively. Restricted stock with a total fair value of $1 million vested in each of 2008, 2007 and 2006.
As of December 31, 2008, additional paid-in capital included $3 million of unrecognized compensation cost related to restricted stock that will be amortized on a weighted-average basis over 2.1 years. The recognized compensation cost related to restricted stock totaling $2 million at December 31, 2008 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.
Other share-based awards under the SIP:
Under the compensation agreement with the Board of Directors at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of restricted stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested. Stock units under this plan vest immediately. The compensation expense relating to this plan included in the Consolidated Statements of Income for 2008, 2007 and 2006 was not material. At December 31, 2008, there were approximately 190,000 share units outstanding under this plan at a carrying value of approximately $6 million.
The Company has a long term incentive plan for officers under which awards thereunder are classified as equity in accordance with SFAS 123R. The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed versus the target percentage. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the target percentage goal and is reviewed at the end of each reporting period. The total compensation expense for these awards is being amortized over a three-year service period. Compensation expense relating to these awards included in the Consolidated Statements of Income for 2008, 2007 and 2006 was $5 million, $5 million and $2 million, respectively. These amounts are included in share-based payments subject to redemption in the Consolidated Balance Sheet at December 31, 2008. As of December 31, 2008, the unrecognized compensation cost relating to these plans was $3 million, which will be amortized over the remaining requisite service period of 2 years. This amount will vary each reporting period based on changes in the probability of attaining the goal.

Accumulated Other Comprehensive Loss:
A summary of accumulated other comprehensive income (loss) for the years ended December 31, 2006, 2007 and 2008 is presented below:

		Deferred		Unrealized	Accumulated
	Currency	Gain/(Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Income/(Loss)

Balance, December 31, 2005	(257)	11	(5)	—	(251)
Gains on cash flow hedges, net of income tax effect of $8		12			12
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $2		5			5
Currency translation adjustment	43				43
Adjustment to minimum pension liability prior to adoption of SFAS No. 158, net of income tax effect of $1			2		2
Adoption of SFAS No. 158, net of income tax effect of $18			(34)		(34)

Balance, December 31, 2006	(214)	28	(37)	—	(223)

Gains on cash flow hedges, net of income tax effect of $20		32			32
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $10		(15)			(15)
Actuarial gain on pension and other postretirement obligations, net of income tax effect of $3			6		6
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $1			2		2
Unrealized gain on investment, net of income tax effect				1	1
Currency translation adjustment	82				82

Balance, December 31, 2007	$(132)	$45	$(29)	$1	$(115)

Losses on cash flow hedges, net of income tax effect of $77		(127)			(127)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $63		(105)			(105)
Actuarial loss on pension and other postretirement obligations, net of income tax			(15)		(15)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax			2		2
Unrealized loss on investment, net of income tax				(3)	(3)
Currency translation adjustment	(231)				(231)

Balance, December 31, 2008	$(363)	$(187)	$(42)	$(2)	$(594)

NOTE 13 — Mexican Tax on Beverages Sweetened with HFCS
On January 1, 2002, a discriminatory tax on beverages sweetened with high fructose corn syrup (“HFCS”) approved by the Mexican Congress late in 2001, became effective. In response to the enactment of the tax, which at the time effectively ended the use of HFCS for beverages in Mexico, the Company ceased production of HFCS 55 at its San Juan del Rio plant, one of its three plants in Mexico. Over time, the Company resumed production and sales of HFCS and by 2006 had returned to levels attained prior to the imposition of the tax as a result of certain customers having obtained court rulings exempting them from paying the tax. The Mexican Congress repealed this tax effective January 1, 2007.
In response to the imposition of the tax, the Company submitted an arbitration claim against the government of Mexico under the provisions of the North American Free Trade Agreement (NAFTA) seeking recovery for damages. In July 2006, a hearing of the NAFTA Tribunal in the case was held to determine whether Mexico has state responsibility for a violation of obligations owed by Mexico to foreign investors under NAFTA Chapter 11. In a decision dated January 15, 2008, the Tribunal issued an order holding that Mexico had violated NAFTA Article 1102, National Treatment. In July 2008, a hearing regarding the amount of damages was held before the same Tribunal. The Company sought damages and pre- and post-judgment interest totaling to $288 million through December 31, 2008. The Tribunal asked for post-hearing submissions on specific topics relative to the damages claims which were filed on October 31, 2008. The amount and timing of a final award by the Tribunal is not known at this time.

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

(in millions)	2008	2007	2006

Net sales to unaffiliated customers (a):
North America	$2,370	$2,052	$1,588
South America	1,120	925	670
Asia/Africa	454	414	363

Total	$3,944	$3,391	$2,621

Operating income (b):
North America	$313	$234	$130
South America	151	115	84
Asia/Africa	38	45	53
Corporate	(52)	(47)	(43)
Costs of terminated merger	(16)	—	—

Total	$434	$347	$224

Total assets:
North America	$1,987	$1,716	$1,522
South America	808	902	667
Asia/Africa	412	485	456

Total	$3,207	$3,103	$2,645

Depreciation and amortization:
North America	$81	$83	$78
South America	35	30	25
Asia/Africa	12	12	11

Total	$128	$125	$114

Capital expenditures:
North America	$117	$90	$110
South America	92	77	49
Asia/Africa	19	10	12

Total	$228	$177	$171

Notes:
a.	Sales between geographic regions for each of the periods presented are insignificant and therefore are not presented.
b.	Includes earnings from non-controlled affiliates accounted for under the equity method as follows: South America — none in 2008 and 2007 and $1 million in 2006.

The following table presents net sales to unaffiliated customers by country of origin for the last three years:

	Net Sales
(in millions)	2008	2007	2006

United States	$1,221	$1,021	$770
Mexico	750	668	532
Brazil	594	498	350
Canada	399	363	286
Korea	187	195	185
Argentina	200	160	129
Others	593	486	369

Total	$3,944	$3,391	$2,621

The following table presents long-lived assets by country at December 31:

	Long-lived Assets
(in millions)	2008	2007	2006

United States	$527	$506	$466
Mexico	397	370	365
Brazil	261	320	219
Korea	201	276	280
Canada	165	188	154
Argentina	149	137	125
Others	206	216	198

Total	$1,906	$2,013	$1,807

Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR

2008
Net sales before shipping and handling costs	$991	$1,094	$1,155	$957
Less: shipping and handling costs	60	65	71	57

Net sales	$931	$1,029	$1,084	$900
Gross profit	173	187	204	141
Net income	64	68	88	46	*
Basic earnings per common share	$0.87	$0.92	$1.18	$0.62	*
Diluted earnings per common share	$0.85	$0.90	$1.15	$0.61	*

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR

2007
Net sales before shipping and handling costs	$817	$917	$939	$956
Less: shipping and handling costs	55	60	62	61

Net sales	$762	$857	$877	$895
Gross profit	146	156	142	143
Net income	50	51	51	46
Basic earnings per common share	$0.67	$0.68	$0.68	$0.62
Diluted earnings per common share	$0.66	$0.66	$0.66	$0.61

*	Includes a charge of $10 million ($7 million after-tax, or $0.09 per diluted common share) in connection with the reimbursement of expenses to Bunge following the termination of the merger with Bunge. Additionally, the Company reduced its annual effective income tax rate to 32.0 percent (from 34.5 percent used for the nine months ended September 30, 2008) to reflect a change in our geographical income mix, a statutory rate reduction in Korea, and other discrete items. The Company’s fourth-quarter and full year 2008 effective income tax rates were 17.2 percent and 32.0 percent, respectively, as compared to 34.1 percent and 33.5 percent in the 2007 periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report included herein.
ITEM 9B. OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information contained under the headings “Proposal 1. Election of Directors,” “The Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Executive Officers of the Registrant.” The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller. The code of ethics is posted on the Company’s Internet website, which is found at www.cornproducts.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION
     The information contained under the headings “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained under the headings “Equity Compensation Plan Information as of December 31, 2008” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information contained under the headings “Review and Approval of Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Board Members” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information contained under the heading “2008 and 2007 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1) Consolidated Financial Statements
     Financial Statements (see the Index to the Consolidated Financial Statements on page 40 of this report.
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

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 1-13397

3.2*	Certificate of Designation for the Company’s Series A Junior Participating Preferred Stock, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A12B, File No. 1-13397

3.3*	Amended By-Laws of the Company, filed on March 21, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 21, 2007, File No. 1-13397

4.1*	Stockholder Agreement, dated as of December 2, 1998 among the Company, Arancia Industrial, S.A. de C.V. and Promociones Industriales Aralia, S.A. de C.V., filed on October 21, 1998 as Exhibit 2 to the Company’s Current Report on Form 8-K dated October 21, 1998, File No. 1-13397

4.3*	Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

4.4*	Extension Letter dated as of May 14, 2007 with respect to Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed on May 18, 2007 as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated May 14, 2007, File No. 1-3397 report on Form 8-K, File No. 1-3397

4.5*	First Amendment dated as of October 30, 2007 to Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed on February 29, 2008 as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3397

4.6*	Second Amendment dated as of October 30, 2007 to Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed on February 29, 2008 as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3397

4.7*	Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 1-13397

4.8*	Third Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee filed on April 10, 2007 as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated April 10, 2007, File No. 1-13397

4.9*	Fourth Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee filed on April 10, 2007 as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 10, 2007, File No. 1-13397

Exhibit No.	Description
10.1 ***	Stock Incentive Plan as effective January 28, 2009

10.2** ***	Deferred Stock Unit Plan of the Company

10.3* ***	Form of Severance Agreement entered into by each of the Named Executive Officers other than Jorge L. Fiamenghi, filed on May 6, 2008 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397

10.5** ***	Form of Indemnification Agreement entered into by each of the members of the Company’s Board of Directors and the Named Executive Officers

10.6* ***	Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844, as amended by Amendment No. 1 dated December 1, 2004, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.7* ***	Supplemental Executive Retirement Plan as effective November 13, 2007 filed on February 29, 2008 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-3397

10.8** ***	Executive Life Insurance Plan

10.9 ***	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397

10.10* ***	Annual Incentive Plan as effective September 18, 2007, filed on November 7, 2007 as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-13397

10.11 ***	Form of Notice of Restricted Stock Award Agreement for use in connection with awards under the Stock Incentive Plan

10.12**	Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods

10.13* ***	Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the Company’s Registration Statement on Form S-8, File No. 333-43525

10.14* ***	Executive Life Insurance Plan, Compensation Committee Summary, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.15* ***	Form of Executive Life Insurance Plan Participation Agreement and Collateral Assignment entered into by the Named Executive Officers with the exception of Jorge Fiamenghi, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.16* ***	Form of Performance Share Award Agreement, filed on February 2, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2009, File No. 1-13397

Exhibit No.	Description
10.17* ***	Form of Notice of Grant of Stock Option and Option Award Agreement for use in connection with awards under the Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 31, 2006, File No. 1-13397

10.18*	Natural Gas Purchase and Sale Agreement between Corn Products Brasil-Ingredientes Industrias Ltda. and Companhia de Ga de Sao Paulo-Comgas, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-13397

10.19* ***	Form of Separation Agreement dated as of December 11, 2007 between the Company and Jeffrey B. Hebble filed on May 6, 2008 as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397

10.20* ***	Form of Severance Agreement entered into by the Company and Jorge L. Fiamenghi, filed on May 6, 2008 as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397

11.1	Earnings Per Share Computation

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as indicated in the exhibit description.

**	Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

***	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 15(b) of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

CORN PRODUCTS INTERNATIONAL, INC.
By:	/s/ Samuel C. Scott III
Samuel C. Scott III
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 27th day of February, 2009.

Signature	Title

/s/ Samuel C. Scott III	Chairman, President, Chief Executive Officer and Director
Samuel C. Scott III

/s/ Cheryl K. Beebe	Chief Financial Officer
Cheryl K. Beebe

/s/ Robin A. Kornmeyer	Controller
Robin A. Kornmeyer

*Richard J. Almeida Richard J. Almeida	Director

*Luis Aranguren-Trellez	Director
Luis Aranguren-Trellez

*Paul Hanrahan	Director
Paul Hanrahan

*Karen L. Hendricks	Director
Karen L. Hendricks

*Bernard H. Kastory	Director
Bernard H. Kastory

*Gregory B. Kenny	Director
Gregory B. Kenny

*Barbara A. Klein	Director
Barbara A. Klein

Signature	Title

*William S. Norman	Director
William S. Norman

*James M. Ringler James M. Ringler	Director

By:	*/s/ Mary Ann Hynes
Mary Ann Hynes
Attorney-in-fact
(Being the principal executive officer, the principal financial officer, the controller and a majority of the directors of Corn Products International, Inc.)