Form 10-Q
period 2009-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2009-05-01
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 28, 2009
Common Stock, $.01 par value	74,581,300 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2009	2008
Net sales before shipping and handling costs	$880.8	$991.0
Less: shipping and handling costs	49.7	60.1
Net sales	831.1	930.9
Cost of sales	738.1	757.7
Gross profit	93.0	173.2

Operating expenses	54.7	67.5
Other income-net	.8	1.0

Operating income	39.1	106.7

Financing costs-net	11.3	7.3

Income before income taxes	27.8	99.4
Provision for income taxes	9.4	33.3
Net income	18.4	66.1
Less: Net income attributable to non-controlling interests	1.6	1.8
Net income attributable to CPI	$16.8	$64.3

Weighted average common shares outstanding:
Basic	74.8	74.1
Diluted	75.4	75.6

Earnings per common share of CPI:
Basic	$0.22	$0.87
Diluted	$0.22	$0.85

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$91	$107
Accounts receivable – net	534	627
Inventories	426	454
Prepaid expenses	16	10
Deferred income taxes	93	99
Total current assets	1,160	1,297

Property, plant and equipment – net	1,424	1,447
Goodwill and other intangible assets	344	359
Deferred income taxes	3	4
Investments	7	7
Other assets	85	93
Total assets	$3,023	$3,207

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$156	$206
Accounts payable and accrued liabilities	545	653
Total current liabilities	701	859

Non-current liabilities	153	152
Long-term debt	665	660
Deferred income taxes	101	105
Redeemable common stock (500,000 shares issued and outstanding at March 31, 2009 and December 31, 2008) stated at redemption value	10	14
Share-based payments subject to redemption	6	11

Equity
CPI Stockholders’ equity:
Preferred stock – authorized 25,000,000 shares-
$0.01 par value – none issued	—	—
Common stock – authorized 200,000,000 shares-
$ 0.01 par value – 74,819,774 shares issued at March 31, 2009 and December 31, 2008	1	1
Additional paid-in capital	1,088	1,086
Less: Treasury stock (common stock; 738,133 and 776,606 shares at March 31, 2009 and December 31, 2008, respectively) at cost	(25)	(29)
Accumulated other comprehensive loss	(625)	(594)
Retained earnings	927	920
Total CPI stockholders’ equity	1,366	1,384
Non-controlling interests	21	22
Total equity	1,387	1,406

Total liabilities and equity	$3,023	$3,207

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2009	2008
Net income	$18	$66
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $20 and $51, respectively	(34)	84
Reclassification adjustment for losses (gains) on cash flow hedges included in net income, net of income tax effect of $27 and $8, respectively	46	(12)
Unrealized loss on investment, net of income tax effect	—	(2)
Currency translation adjustment	(43)	3
Comprehensive income (loss)	(13)	139
Comprehensive income attributable to non-controlling interests	(1)	(2)
Comprehensive income (loss) attributable to CPI	$(14)	$137

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity

(Unaudited)

	Total Equity							Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Payments Subject to Redemption
Balance, December 31, 2008	$1	$1,086	$(29)	$(594)	$920	$22	$14	$11
Net income attributable to CPI					17
Net income attributable to non-controlling interests						1
Dividends declared					(10)	(2)
Losses on cash flow hedges, net of income tax effect of $20				(34)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $27				46
Repurchases of common stock			(3)
Share-based compensation		(2)	7					(5)
Change in fair value of redeemable common stock		4					(4)
Currency translation adjustment				(43)
Balance, March 31, 2009	$1	$1,088	$(25)	$(625)	$927	$21	$10	$6

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2009	2008
Cash provided by (used for) operating activities:
Net income attributable to CPI	$17	$64
Non-cash charges (credits) to net income:
Depreciation and amortization	30	32
Non-controlling interest in earnings	1	2
Changes in working capital:
Accounts receivable and prepaid items	(3)	(14)
Inventories	18	(3)
Accounts payable and accrued liabilities	(80)	(16)
Decrease in margin accounts	82	41
Other	13	10
Cash provided by operating activities	78	116

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(36)	(48)
Cash used for investing activities	(36)	(48)

Cash provided by (used for) financing activities:
Proceeds from borrowings	59	9
Payments on debt	(100)	(54)
Repurchases of common stock	(3)	(1)
Issuance of common stock	—	2
Dividends paid (including to non-controlling interests)	(12)	(10)
Cash used for financing activities	(56)	(54)

Effect of foreign exchange rate changes on cash	(2)	1
Increase (decrease) in cash and cash equivalents	(16)	15
Cash and cash equivalents, beginning of period	107	175
Cash and cash equivalents, end of period	$91	$190

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Notes to Condensed Consolidated Financial Statements

1.             Interim Financial Statements

References to the “Company” are to Corn Products International, Inc. (“CPI”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended March 31, 2009 and 2008, and the financial position of the Company as of March 31, 2009.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.             Adoption of New Accounting Standards

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS 160 clarifies that a non-controlling interest in a subsidiary (previously referred to as a minority interest in a subsidiary) is an ownership interest in the consolidated entity that is to be reported as equity in the consolidated balance sheet, as opposed to being reported in the mezzanine section of the balance sheet between liabilities and equity.  Under SFAS 160, consolidated net income is to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  The statement requires disclosure of the amounts of consolidated net income attributable to the parent and to the non-controlling interest on the face of the consolidated statement of income.  Additionally, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that such transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary.  SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  The adoption of SFAS 160 did not have a material effect on our condensed consolidated financial statements.  As required, the prior year condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on CPI’s previously recorded net income or cash flows.

Also in the first quarter of 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring additional disclosures with respect to derivative instruments and hedging activities, with particular emphasis as to the effects that such items have on the financial position, results of operations, and cash flows of an entity.  See Note 7 for information regarding the Company’s derivative instruments and hedging activities.

In February 2008, the FASB issued Staff Position No. 157-2, which among other things, partially deferred the effective date of SFAS No. 157 (“SFAS 157”) to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities.  In 2008, the Company adopted the provisions of SFAS 157 with respect to financial assets and liabilities.  The application of the provisions of SFAS 157 related to nonfinancial assets and liabilities, effective January 1, 2009, did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (“SFAS 141R”).  SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets, liabilities assumed, non-controlling interest, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141R will impact accounting for future business combinations and the effect will be dependent upon the acquisitions at that time.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share.  The FSP is effective for fiscal years beginning after December 31, 2008, and interim periods within those years.  The adoption of FSP EITF No. 03-6-1 did not have a material impact on our condensed consolidated financial statements.

3.             Share-Based Compensation

The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended March 31,
(in millions)	2009	2008
Total stock-based compensation expense included in net income	$1.5	$4.9
Income tax benefit related to stock-based compensation included in net income	.5	1.6

Stock Options:

Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant.  The options are exercisable upon vesting, which occurs for grants issued in 2009, 2008 and 2007 evenly over a three-year period from the date of the grant, and have a term of 10 years.  Stock options granted prior to 2007 are exercisable upon vesting, which occurs in 50 percent increments at the one and two year anniversary dates of the date of grant, and also have a term of 10 years.  Compensation expense is recognized on a straight-line basis for all awards.

The Company granted non-qualified options to purchase 790 thousand and 813 thousand shares of the Company’s common stock during the quarters ended March 31, 2009 and March 31, 2008, respectively.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2009	March 31, 2008
Expected life (in years)	5.3	5.3
Risk-free interest rate	1.98%	2.91%
Expected volatility	30.91%	27.04%
Expected dividend yield	2.11%	1.16%

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

Stock option activity for the three months ended March 31, 2009 was as follows:

(dollars and shares in thousands)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,370	$24.76
Granted	790	25.51
Exercised	(19)	13.45
Cancelled	(13)	34.16
Outstanding at March 31, 2009	5,128	24.89	6.50	$9,296

Exercisable at March 31, 2009	3,586	22.79	5.34	$9,273

For the three months ended March 31, 2009, the cash received from the exercise of stock options and the income tax benefit realized from the exercise of stock options was insignificant.  As of March 31, 2009, the total remaining unrecognized compensation cost related to stock options approximated $10 million, which will be amortized over the weighted-average period of approximately 1.9 years.

Additional information pertaining to stock option activity is as follows:

(dollars in thousands, except per share amounts)	2009	2008
Weighted average grant date fair value of stock options granted (per share)	$6.28	$9.05
Total intrinsic value of stock options exercised	$297	$841

Restricted Shares of Common Stock:

The Company has granted restricted stock to certain employees that vest after a designated service period ranging from three to five years.  The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for the three months ended March 31, 2009 and 2008 was $0.3 million and $0.5 million, respectively.

The following table summarizes restricted share activity for the three month period ended March 31, 2009.

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value
Non-vested at December 31, 2008	179	$31.02
Granted	44	25.58
Vested	(4)	20.72
Cancelled	(5)	33.84
Non-vested at March 31, 2009	214	30.05

As of March 31, 2009, the total remaining unrecognized compensation cost related to restricted stock amounted to $4 million, which will be amortized on a weighted-average basis over approximately 2.8 years.

4.             Inventories

Inventories are summarized as follows:

(in millions)	At March 31, 2009	At December 31, 2008
Finished and in process	$174	$192
Raw materials	194	207
Manufacturing supplies and other	58	55
Total inventories	$426	$454

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

	Three Months Ended March 31,
(in millions)	2009	2008
Net Sales
North America	$531.3	$536.9
South America	214.4	272.1
Asia/Africa	85.4	121.9
Total	$831.1	$930.9

Operating Income
North America	$20.3	$75.3
South America	27.7	32.2
Asia/Africa	1.8	12.9
Corporate	(10.7)	(13.7)
Total	$39.1	$106.7

(in millions)	At March 31, 2009	At December 31, 2008
Total Assets
North America	$1,852	$1,987
South America	772	808
Asia/Africa	399	412
Total	$3,023	$3,207

6.             Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three months ended March 31, 2009 and 2008:

	US Plans		Non-US Plans
(in millions)	2009	2008	2009	2008
Service cost	$0.8	$0.7	$0.5	$0.6
Interest cost	1.1	1.1	1.6	1.8
Expected return on plan assets	(1.0)	(1.1)	(1.7)	(2.2)
Amortization of net actuarial loss	0.5	0.1	—	0.1
Amortization of transition obligation	—	—	0.1	—
Settlement	—	0.1	—	—
Net pension cost	$1.4	$0.9	$0.5	$0.3

The Company currently anticipates that it will make approximately $6 million in cash contributions to its pension plans in 2009, consisting of $3 million to its US plans and $3 million to its non-US pension plans.  Payments totaling $1 million were made to the non-US plans for the three months ended March 31, 2009.

The following sets forth the components of net postretirement benefit cost for the three months ended March 31, 2009 and 2008:

(in millions)	2009	2008
Service cost	$0.5	$0.4
Interest cost	0.9	0.8
Amortization of net actuarial loss	0.2	0.1
Net postretirement benefit cost	$1.6	$1.3

7.             Financial Instruments, Derivatives and Hedging Activities

The Company is one of the world’s largest corn refiners with manufacturing operations in North America, South America and Asia/Africa.  The Company’s products are made primarily from corn.

The Company is exposed to market risk stemming from changes in commodity prices (corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  The Company minimizes the credit risk in derivative instruments by entering into over the counter transactions only with investment grade counterparties or by utilizing exchange-traded derivatives.  Derivative financial instruments currently used by the Company consist of commodity futures, options and swap contracts, treasury lock agreements and forward currency contracts and options.

Commodity price hedging: The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the unfavorable effect that increases in market prices will have on corn and natural gas purchases and have been designated as cash flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market are recorded as a component of other comprehensive income (“OCI”) and included in the stockholders’ equity section of the consolidated balance sheets as part of accumulated other comprehensive income (“AOCI”).  These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas is used or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s intrinsic value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash flow hedges are not significant.

Interest rate hedging:  In conjunction with a plan to issue fixed rate debt in 2009 to refinance its 8.45 percent $158 million senior notes and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, the Company entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness.  The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced.  It is accounted for as a cash flow hedge.  Accordingly, changes in the fair value of the T-Lock are recorded to OCI and included in the stockholders’ equity section of the consolidated balance sheets as part of AOCI until the consummation of the planned debt offering, at which time any realized gain (loss) will begin to be amortized to earnings over the life of the debt.   If the Company does not issue new debt, then it may be required to reclassify an unrealized gain or loss on the T-Lock from the AOCI account included in the equity section of its balance sheet into earnings.  At March 31, 2009, the Company’s AOCI account included $5 million of losses, net of tax of $3 million, related to the T-Lock.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of March 31, 2009, the Company had $48 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Commodity contracts	Accounts receivable-net	$6	Accounts payable and accrued liabilities	$164
	Other assets	2	Non-current liabilities	17

Interest rate contracts		—	Non-current liabilities	8

Total		$8		$189

At March 31, 2009, the Company had outstanding futures and option contracts that hedge approximately 98 million bushels of forecasted corn purchases.  Also at March 31, 2009, the Company had outstanding swap and option contracts that hedge approximately 19 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments for the quarter ending March 31, 2009 is presented below (in millions):

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gains (Losses) Recognized in OCI on Derivatives	Location of Losses Reclassified from AOCI into Income	Amount of Losses Reclassified from AOCI into Income

Commodity contracts	$(55)	Cost of sales	$73
Interest rate contracts	1	Financing costs-net	—

Total	$(54)		$73

At March 31, 2009, the Company’s AOCI account included approximately $159 million of losses, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.

Presented below are the fair values of the Company’s financial instruments and derivatives at March 31, 2009:

(in millions)	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	—	—
Derivative assets	$8	$8	—	—
Derivative liabilities	$189	$120	$69	—
Long-term debt	$644	—	$644	—

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

8.             Debt

The Company’s long-term debt at March 31, 2009 includes $158 million of 8.45 percent senior notes that mature August 15, 2009.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance the notes on a long-term basis prior to the maturity date.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients and industrial products derived from the wet milling and processing of corn and other starch-based materials.  The corn refining industry is highly competitive.  Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry.  However, we have twenty-nine manufacturing plants located throughout North America, South America and Asia/Africa and we manage and operate our businesses at a local level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer.  Our starches are a staple of the food, paper, textile and corrugating industries.

For the first quarter of 2009 we experienced significant declines in net sales, operating income, net income and diluted earnings per common share from our strong performance of a year ago.  The global economic recession continued to negatively impact our business.  Improved product selling prices for sweeteners and starches were not sufficient to offset the unfavorable impacts of reduced co-product selling prices, foreign currency devaluations and weaker volumes.  Co-product selling prices are substantially lower than in 2008, particularly for corn oil, and we believe that they will remain so for the remainder of the year.  Also, the difficult global economic environment has made it more difficult to achieve pricing and volume improvement in our international business to recapture the unfavorable impact of currency devaluations, compared to our historical experience.  In light of these factors, we expect that operating income in each of our three geographic regions for 2009 will decrease significantly from 2008.  We also expect that our diluted earnings per common share for 2009 will decline substantially from the $3.52 per diluted common share earned in 2008.

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

For The Three Months Ended March 31, 2009

With Comparatives for the Three Months Ended March 31, 2008

Net Income.  Net income for the quarter ended March 31, 2009 decreased to $16.8 million, or $0.22 per diluted common share, from $64.3 million, or $0.85 per diluted common share, in the first quarter of 2008.  The decrease in net income primarily reflects a significant decline in operating income across all of our regions principally driven by reduced co-product selling prices, foreign currency devaluations and lower sales volumes.  Increased financing costs also contributed to the decline in net income.

Net Sales. First quarter net sales totaled $831 million, down 11 percent from first quarter 2008 net sales of $931 million.  The decrease reflects unfavorable currency translation of 11 percent attributable to weaker foreign currencies and a 7 percent volume decline driven by the global economic recession, which more than offset a price/product mix improvement of 7 percent.  Co-product sales of $157 million for first quarter 2009 decreased 24 percent from the prior year period, reflecting lower pricing and reduced volume.  We expect a decline in co-product sales in 2009 driven by lower market prices, particularly for corn oil.

Historically, we have generally been able to recapture foreign currency devaluations through higher selling prices within a period of three to six months.  However, given the global economic recession, it is taking us longer to recover the impact of devaluations through pricing improvements.

                North American net sales for first quarter 2009 decreased 1 percent to $531 million from $537 million a year ago.  The decrease reflects a 6 percent volume reduction and a 4 percent decline attributable to currency translation, which more than offset price/product mix improvement of 9 percent.  In South America, first quarter 2009 net sales decreased 21 percent to $214 million from $272 million in first quarter 2008, as unfavorable currency translation of 21 percent and a 3 percent volume decline more than offset price/product mix improvement of 3 percent.  In Asia/Africa, first quarter 2009 net sales decreased 30 percent to $85 million from $122 million a year ago.  The decrease reflects a 21 percent decline attributable to currency translation and a 19 percent volume decline, which more than offset a 10 percent price/product mix improvement.

Cost of Sales and Operating Expenses. Cost of sales of $738 million for first quarter 2009 declined 3 percent from $758 million in the prior year period, as reduced volume and currency translation more than offset higher corn costs. Gross corn costs increased approximately 3 percent from first quarter 2008.  Currency translation attributable to the stronger US dollar caused cost of sales to decrease approximately 13 percent from the first quarter of 2008.  Gross profit margin was 11 percent, down from 19 percent a year ago.

First quarter 2009 operating expenses decreased to $54.7 million from $67.5 million last year, primarily reflecting reduced compensation-related costs and weaker foreign currencies.  Currency translation attributable to the stronger US dollar caused operating expenses to decrease approximately 8 percent from the prior year period.  First quarter 2009 operating expenses, as a percentage of net sales, were 6.6 percent, down from 7.3 percent a year ago.

Operating Income.  First quarter 2009 operating income decreased 63 percent to $39.1 million from $106.7 million a year ago, as earnings declined across all of our regions.  Currency translation attributable to weaker foreign currencies caused operating income to decline by approximately $11 million from the prior year period.  North America operating income for first quarter 2009 decreased 73 percent to $20.3 million from $75.3 million a year ago, as earnings declined throughout the region.  The decline primarily reflects lower co-product pricing, higher corn costs and reduced sales volumes attributable to the weak economy.  Currency translation attributable to the weaker Canadian dollar caused operating income to decline by approximately $4 million in the region.  South America operating income for first quarter 2009 decreased 14 percent to $27.7 million from $32.2 million a year ago as lower earnings in Brazil more than offset earnings growth in the Southern Cone and Andean regions of South America.  Lower corn costs and price improvements partially offset the unfavorable impacts of weaker foreign currencies and reduced sales volume in the region.  Translation effects associated with weaker South American currencies caused operating income to decline by approximately $7 million in the region.  Asia/Africa operating income decreased 86 percent to $1.8 million from $12.9 million a year ago, as earnings declined throughout most of the region.  This earnings decline primarily reflects weaker operating results in South Korea where a significantly weaker Korean won, high corn costs and reduced sales volume attributable to a weak economy drove an operating loss for the quarter.

Financing Costs-net.  Financing costs for first quarter 2009 increased to $11.3 million from $7.3 million a year ago.  This increase primarily reflects a reduction in interest income, driven by lower cash positions and interest rates, and an increase in foreign currency transaction losses.

Provision for Income Taxes.  The effective income tax rate for the first quarter of 2009 increased slightly to 33.8 percent from 33.5 percent a year ago, principally due to a change in anticipated income mix.

Net Income Attributable to Non-controlling Interests.  The net income attributable to non-controlling interests for first quarter 2009 was $1.6 million, compared to $1.8 million in the prior year period.  The slight decline primarily reflects lower earnings in Pakistan.

Comprehensive Income (Loss) Attributable to CPI.  We recorded a comprehensive loss of $14 million for the first quarter of 2009, as compared to comprehensive income of $137 million a year ago.  The decrease primarily reflects a reduction in gains on cash flow hedges, lower net income and unfavorable currency translation attributable to weaker foreign currencies.

Liquidity and Capital Resources

Cash provided by operating activities for first quarter 2009 decreased to $78 million from $116 million a year ago.  The decrease in operating cash flow primarily reflects our lower net income, which more than offset a modest improvement in our year over year reduction in working capital.  Capital expenditures of $36 million for first quarter 2009 are in line with our capital spending plan for the year.  We anticipate our capital expenditures to be in the range of approximately $125 million to $150 million for full year 2009.

We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US revolving credit facility and a $30 million Canadian revolving credit facility (together, the “Revolving Credit Agreement”) that matures in April 2012.  At March 31, 2009, there were $195 million of borrowings outstanding under the US revolving credit facility and $13 million of borrowings outstanding under the Canadian revolving credit facility.  In addition, we have a number of short-term credit facilities consisting of operating lines of credit.  At March 31, 2009, we had total debt outstanding of $821 million, compared to $866 million at December 31, 2008.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $158 million of 8.45 percent senior notes due August 15, 2009, $200 million of 6.0 percent senior notes due 2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $156 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The 8.45 percent senior notes are included in long-term debt as we have the ability and intent to refinance these notes prior to the maturity date.  The weighted average interest rate on our total indebtedness was approximately 5.4 percent for the first three months of 2009, down from 7.3 percent in the comparable prior year period.

On March 18, 2009, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock.  This dividend was paid on April 24, 2009 to stockholders of record at the close of business on March 31, 2009.

As previously mentioned, we have $158 million of 8.45 percent senior notes that mature August 15, 2009.  We expect to refinance these senior notes prior to the maturity date as appropriate opportunities are presented in the debt market.  In the event market conditions do not provide appropriate opportunities then we expect to utilize our US revolving credit facility to fund the repayment of the senior notes.   If we do not issue new debt, then we may be required to reclassify an unrealized gain or loss associated with our $50 million Treasury Lock Agreement from the accumulated other comprehensive income (loss) account included in the equity section of our balance sheet into earnings.  See also “Interest Rate Risk” below and Note 7 of the notes to the condensed consolidated financial statements for additional information.

The global economic recession presents many challenges.  Co-product values have declined substantially from the record levels of 2008 (particularly corn oil), market prices for corn are volatile, foreign currencies have weakened against the US dollar and it is taking us longer than it has in the past to recapture the impact of currency devaluations.  Additionally, world-wide demand for our products is soft.  Despite the difficulties presented by the global economic recession, we currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures and dividends, repay the 8.45 percent senior notes (in the event they are not otherwise refinanced), and fund potential acquisitions and other investing and/or financing strategies for the foreseeable future.

Hedging:

We are exposed to market risk stemming from changes in commodity prices, foreign currency exchange rates and interest rates.  In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  The counterparties in these transactions are generally highly rated institutions.  Our hedging transactions include but are not limited to a variety of derivative financial instruments such as commodity futures, options and swap contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  See Note 7 of the notes to the condensed consolidated financial statements for additional information.

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income.  At March 31, 2009, our accumulated other comprehensive loss account included $168 million of losses, net of tax of $100 million, related to these derivative instruments.  It is anticipated that approximately $159 million of these losses, net of tax, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency cash flow exposures.  We generally hedge 12 to 18 months forward.  As of March 31, 2009, we had $48 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt, and existing and future issuances of variable rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  Generally for interest rate swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. At March 31, 2009, we did not have any interest rate swaps outstanding.

We plan to refinance our 8.45 percent $158 million senior notes due August 2009 by issuing long-term, fixed rate debt in 2009.  In conjunction with this plan and in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt is expected to be based, we entered into a T-Lock with respect to $50 million of such future indebtedness (the “T-Lock”).  The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is issued.  It is accounted for as a cash flow hedge.  Accordingly, changes in the fair value of the T-Lock are recorded to other comprehensive income (loss) until the consummation of the planned debt offering, at which time any realized gain (loss) will be amortized over the life of the debt.  If we do not issue new debt, then we may be required to reclassify an unrealized gain or loss on the T-Lock from the accumulated other comprehensive income (loss) account included in the equity section of our balance sheet into earnings.  See also Note 7 of the notes to the condensed consolidated financial statements for additional information.

At March 31, 2009, our accumulated other comprehensive loss account included $7 million of losses (net of tax of $5 million) related to T-Locks, of which $5 million (net of tax of $3 million) related to the $50 million T-Lock.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our

2008 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2009.

New Accounting Standards

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP FAS 157-4).  FSP FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  We do not anticipate that the implementation of this standard will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements.  FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pension and other postretirement plans.  The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decision are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The implementation of this standard will not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arises from Contingencies” (FSP FAS 141(R)-1).  FSP FAS 141(R)-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  FSP FAS 141(R)-1 will impact the accounting and disclosures arising from contingencies in business combinations and the effect will be dependent upon the acquisitions at that time.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the

Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of the current global economic recession and its impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for the Company’s co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and further deterioration of the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; our ability to effectively integrate acquired businesses; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q or 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, and is incorporated herein by reference.  There have been no material changes to our market risk during the three months ended March 31, 2009.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of

March 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs

Jan. 1 – Jan. 31, 2009	—	—	—	4,943 shares
Feb. 1 – Feb. 28, 2009	42	$20.00	42	4,901 shares
March 1 – March 31, 2009	116	$18.70	116	4,785 shares
Total	158		158

The Company has a stock repurchase program, which runs through November 30, 2010, that permits the Company to repurchase up to 5 million shares of its outstanding common stock.  As of March 31, 2009, the Company had repurchased 215 thousand shares under the program, leaving 4.79 million shares available for repurchase.

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE:	May 1, 2009	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE:	May 1, 2009	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002