Form 10-Q
period 2009-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2009-08-06
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2009
Common Stock, $.01 par value	74,642,756 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales before shipping and handling costs	$965.6	$1,093.6	$1,846.4	$2,084.6
Less: shipping and handling costs	54.0	65.1	103.7	125.2
Net sales	911.6	1,028.5	1,742.7	1,959.4
Cost of sales	800.1	841.9	1,538.3	1,599.5
Gross profit	111.5	186.6	204.4	359.9

Operating expenses	61.0	73.4	115.7	140.9
Other (income)-net	(1.3)	(2.6)	(2.2)	(3.6)
Impairment / restructuring charges	125.0	—	125.0	—

Operating income (loss)	(73.2)	115.8	(34.1)	222.6

Financing costs-net	10.8	6.9	22.2	14.3

Income (loss) before income taxes	(84.0)	108.9	(56.3)	208.3
Provision (benefit) for income taxes	(0.9)	38.0	8.5	71.3
Net income (loss)	(83.1)	70.9	(64.8)	137.0
Less: Net income attributable to non-controlling interests	1.7	2.5	3.3	4.3
Net income (loss) attributable to CPI	$(84.8)	$68.4	$(68.1)	$132.7

Weighted average common shares outstanding:
Basic	74.8	74.4	74.8	74.2
Diluted	74.8	76.2	74.8	75.9

Earnings (loss) per common share of CPI:
Basic	$(1.13)	$0.92	$(0.91)	$1.79
Diluted	$(1.13)	$0.90	$(0.91)	$1.75

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$175	$107
Accounts receivable – net	529	627
Inventories	440	454
Prepaid expenses	17	10
Deferred income taxes	79	99
Total current assets	1,240	1,297

Property, plant and equipment — net	1,494	1,447
Goodwill and other intangible assets	242	359
Deferred income taxes	3	4
Investments	9	7
Other assets	95	93
Total assets	$3,083	$3,207

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$168	$206
Accounts payable and accrued liabilities	575	653
Total current liabilities	743	859

Non-current liabilities	144	152
Long-term debt	652	660
Deferred income taxes	99	105
Redeemable common stock (500,000 shares issued and outstanding at June 30, 2009 and December 31, 2008) stated at redemption value	13	14
Share-based payments subject to redemption	6	11

Equity
CPI Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 74,819,774 shares issued at June 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	1,084	1,086
Less: Treasury stock (common stock; 678,018 and 776,606 shares at June 30, 2009 and December 31, 2008, respectively) at cost	(22)	(29)
Accumulated other comprehensive loss	(490)	(594)
Retained earnings	831	920
Total CPI stockholders’ equity	1,404	1,384
Non-controlling interests	22	22
Total equity	1,426	1,406

Total liabilities and equity	$3,083	$3,207

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Net income (loss)	$(83)	$71	$(65)	$137
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $18, $73, $38 and $124, respectively	(31)	120	(65)	204
Reclassification adjustment for losses (gains) on cash flow hedges included in net income (loss) , net of income tax effect of $37, $22, $64, and $29, respectively	61	(36)	107	(49)
Unrealized gain (loss) on investment, net of income tax effect	1	—	1	(2)
Currency translation adjustment	104	9	61	12
Comprehensive income	52	164	39	302
Comprehensive income attributable to non-controlling interests	(2)	(3)	(3)	(4)
Comprehensive income attributable to CPI	$50	$161	$36	$298

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity

(Unaudited)

	Total Equity							Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Payments Subject to Redemption
Balance at December 31, 2008	$1	$1,086	$(29)	$(594)	$920	$22	$14	$11
Net (loss) attributable to CPI					(68)
Net income attributable to non-controlling interests						3
Dividends declared					(21)	(2)
Losses on cash flow hedges, net of income tax effect of $38				(65)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $64				107
Repurchases of common stock			(3)
Share-based compensation		(3)	10					(5)
Change in fair value of redeemable common stock		1					(1)
Currency translation adjustment				61
Other				1		(1)
Balance at June 30, 2009	$1	$1,084	$(22)	$(490)	$831	$22	$13	$6

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2009	2008
Cash provided by (used for) operating activities:
Net income (loss)	$(65)	$137
Non-cash charges (credits) to net income (loss):
Write-off of impaired assets	124	—
Depreciation and amortization	62	65
Changes in working capital:
Accounts receivable and prepaid items	(32)	24
Inventories	24	(104)
Accounts payable and accrued liabilities	(23)	16
Decrease in margin accounts	127	101
Other	(6)	(6)
Cash provided by operating activities	211	233

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposal	(66)	(105)
Other	(1)	5
Cash used for investing activities	(67)	(100)

Cash provided by (used for) financing activities:
Proceeds from borrowings	67	53
Payments on debt	(117)	(63)
Repurchases of common stock	(3)	(1)
Issuance of common stock	1	11
Dividends paid (including to non-controlling interests)	(23)	(20)
Excess tax benefit on share-based compensation	—	3
Cash used for financing activities	(75)	(17)

Effect of foreign exchange rate changes on cash	(1)	1
Increase in cash and cash equivalents	68	117
Cash and cash equivalents, beginning of period	107	175
Cash and cash equivalents, end of period	$175	$292

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2009 and 2008, and the financial position of the Company as of June 30, 2009.  The results for the interim periods are not necessarily indicative of the results expected for the full years.  Subsequent events have been evaluated through the filing of this form 10-Q with the SEC on August 6, 2009.

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

Also in the first quarter of 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring additional disclosures with respect to derivative instruments and hedging activities, with particular emphasis as to the effects that such items have on the financial position, results of operations, and cash flows of an entity.  See Note 8 for information regarding the Company’s derivative instruments and hedging activities.

In February 2008, the FASB issued Staff Position No. 157-2, which among other things, partially deferred the effective date of SFAS No. 157 (“SFAS 157”) to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities.  In 2008, the Company adopted the provisions of SFAS 157 with respect to financial assets and liabilities.  The application of the provisions of SFAS 157 related to nonfinancial assets and liabilities, effective January 1, 2009, did not have a material impact on the Company’s condensed consolidated financial statements. In the second quarter of 2009, the Company did record an impairment of goodwill in Korea.  See Note 3 to the Company’s condensed consolidated financial statements for further information.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets, liabilities assumed, non-controlling interest, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141R will impact accounting for future business combinations and the effect will be dependent upon the acquisitions at that time.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share.  The FSP is effective for fiscal years beginning after December 31, 2008, and interim periods within those years.  The adoption of FSP EITF No. 03-6-1 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP FAS 157-4).  FSP FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements.  FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009.  The disclosures required by FSP FAS 107-1 and APB 28-1 are provided in Note 8 of these notes to the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed with the SEC.  SFAS No. 165 defines subsequent events and also requires that companies disclose the date through which they have evaluated subsequent events and the basis for that date.  SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have an impact on the Company’s condensed consolidated financial statements.  See also Note 1 above.

3.             Asset Impairment and Restructuring Charges

In the second quarter of 2009 the Company recorded a $125 million charge to its Condensed Consolidated Statement of Income for impaired assets and restructuring costs.  The charge includes the write-off of $119 million of goodwill pertaining to the Company’s operations in South Korea and a $5 million charge to write-off impaired assets in North America.  Additionally, the Company recorded a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in its Asia/Africa region.  As of June 30, 2009, the employee terminations were completed and the restructuring accrual was fully utilized.

Goodwill is tested for impairment using a two-step process under SFAS 142, “Goodwill and Other Intangible Assets.”  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment assessment is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

The Company’s goodwill impairment assessment for the year ended December 31, 2008 did not require any impairment charges.  However, due to the operating performance and expectations regarding future operating performance of the Korean operations (Korea) at that time, the fair value of Korea’s assets was only modestly in excess of their carrying value.  As part of the Korean goodwill impairment assessment for the year ended December 31, 2008, the Company specifically made the following operating assumptions for Korea: a reduction of corn costs and freight rates to historical levels; recovery of high fructose corn syrup sales volume to the carbonated beverage industry; recovery of starch volume to the paper industry and glucose volumes to distributors; and the introduction of new products into the Korean market.

During the second quarter of 2009, the Company reviewed the status of the Korean operations.  While both corn costs and freight rates were trending down to historical levels, the other operating assumptions were not moving forward as anticipated.  Most significantly, the Company determined that the Korean operations would not meet sales expectations to the carbonated beverage industry.  This determination was based on the completion of scheduled negotiations with a significant customer at the end of the second quarter.

As a result of these triggering events, it was determined that the goodwill related to the Korean operations should be tested for impairment.  In carrying out the first step test, the Company used a discounted cash flow model (DCF model) to determine the current fair value of the Korean operation.  Management believes that this approach is appropriate because it provides a fair value estimate based upon Korea’s expected long-term operating and cash flow performance.  This approach also mitigates most of the impact of cyclical downturns that occur in the industry.  This approach was based on a ten-year projection of operating results and cash flows that is discounted using a weighted-average cost of capital.  The projection of future cash flows represents a significant unobservable input (a Level 3 input as defined by SFAS 157).

The projection is based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates and future capital expenditures.

The Company also considered the market approach, which uses the price relationships of comparable publicly traded companies to derive an estimated fair value.  The results of the market approach supported the conclusions reached using the DCF model.

In performing the first step of the goodwill impairment test, the results indicated that the carrying amount of the Korean reporting unit exceeded its estimated fair value.  Therefore, the second step of the impairment test was performed to determine the implied fair value of the Korean goodwill. The second step of the impairment test indicated that the full amount of the Korean goodwill was impaired.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As required under United States generally accepted accounting principles, the SFAS 144 impairment analysis occurred before the SFAS 142 goodwill impairment assessment.  If the carrying amount of an asset or group of assets exceeds its fair value, the asset will be written down to its fair value.  In connection with the triggering events discussed above, during the second quarter of 2009 the Company reviewed its Korean long-lived assets and determined that none of those long-lived assets were impaired.  The determination was based on reviewing the estimated undiscounted cash flows for the Korean asset group, which were greater than the asset group’s carrying value.

4.             Share-Based Compensation

The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Total stock-based compensation expense included in net income (loss)	$1.3	$2.8	$2.8	$7.7
Income tax benefit related to stock-based compensation included in net income (loss)	$0.5	$1.0	$1.0	$2.6

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

The Company granted 109 thousand and 899 thousand non-qualified stock options of the Company’s common stock during the three and six months ended June 30, 2009, respectively.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2009	June 30, 2008
Expected life (in years)	5.3	5.3
Risk-free interest rate	2.03%	2.91%
Expected volatility	31.17%	27.04%
Expected dividend yield	2.12%	1.16%

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

Stock option activity for the six months ended June 30, 2009 was as follows:

(dollars and shares in thousands)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,370	$24.76
Granted	899	25.53
Exercised	(36)	17.14
Cancelled	(39)	31.85
Outstanding at June 30, 2009	5,194	24.89	6.30	$20,586

Exercisable at June 30, 2009	3,643	23.04	5.16	$19,466

For the six months ended June 30, 2009, cash received from the exercise of stock options was $1 million and the income tax benefit realized from the exercise of stock options was insignificant.  As of June 30, 2009, the total remaining unrecognized compensation cost related to stock options approximated $9 million, which will be amortized over the weighted-average period of approximately 1.7 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share)	2009	2008	2009	2008
Weighted average grant date fair value of stock options granted (per share)	$6.90	$—	$6.36	$9.05
Total intrinsic value of stock options exercised	$80	$12,462	$378	$13,303

Restricted Shares of Common Stock:

The Company has granted restricted stock to certain employees that vest after a designated service period ranging from one to five years.  The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for the three and six months ended June 30, 2009 was $0.8 million and $1.1 million, respectively, as compared to $0.3 million and $0.8 million in the comparable prior year periods.

The following table summarizes restricted share activity for the six months ended June 30, 2009.

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value
Non-vested at December 31, 2008	179	$31.02
Granted	84	25.85
Vested	(5)	22.17
Cancelled	(5)	32.33
Non-vested at June 30, 2009	253	29.44

As of June 30, 2009, the total remaining unrecognized compensation cost related to restricted stock amounted to $7 million, which will be amortized on a weighted-average basis over approximately 2.3 years.

5.             Inventories

Inventories are summarized as follows:

(in millions)	At June 30, 2009	At December 31, 2008
Finished and in process	$182	$192
Raw materials	199	207
Manufacturing supplies and other	59	55
Total inventories	$440	$454

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Net Sales
North America	$584.4	$609.3	$1,115.7	$1,146.2
South America	228.2	297.6	442.7	569.6
Asia/Africa	99.0	121.6	184.3	243.6
Total	$911.6	$1,028.5	$1,742.7	$1,959.4

Operating Income (Loss)
North America	$33.4	$85.5	$53.8	$160.8
South America	26.4	36.5	54.1	68.7
Asia/Africa	5.6	12.7	7.4	25.6
Corporate	(13.6)	(18.9)	(24.4)	(32.5)
Sub-total	51.8	115.8	90.9	222.6
Impairment/restructuring charges (a)	(125.0)	—	(125.0)	—
Total	$(73.2)	$115.8	$(34.1)	$222.6

(a)   Includes a $119 million write-off of goodwill pertaining to our operations in South Korea, a $5 million write-off of impaired assets in North America and a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in our Asia/Africa region.

(in millions)	At June 30, 2009	At December 31, 2008
Total Assets
North America	$1,887	$1,987
South America	876	808
Asia/Africa	320	412
Total	$3,083	$3,207

7.             Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	US Plans		Non-US Plans		US Plans		Non-US Plans
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$0.8	$0.7	$0.4	$0.6	$1.6	$1.4	$0.9	$1.2
Interest cost	1.2	1.2	1.7	1.7	2.3	2.3	3.3	3.5
Expected return on plan assets	(1.0)	(1.1)	(1.8)	(2.3)	(2.0)	(2.2)	(3.5)	(4.5)
Amortization of net actuarial loss	0.3	0.2	0.1	0.4	0.8	0.3	0.1	0.5
Amortization of transition obligation	0.1	—	0.1	—	0.1	—	0.2	—
Settlement	—	—	—	—	—	0.1	—	—
Net pension cost	$1.4	$1.0	$0.5	$0.4	$2.8	$1.9	$1.0	$0.7

The Company currently anticipates that it will make approximately $6 million in cash contributions to its pension plans in 2009, consisting of $3 million to its US plans and $3 million to its non-US pension plans.  Payments totaling $1 million were made to the non-US plans for the six months ended June 30, 2009.

The following sets forth the components of net postretirement benefit cost for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Service cost	$0.5	$0.4	$1.0	$0.8
Interest cost	1.0	0.7	1.9	1.5
Amortization of prior service cost	—	0.1	0.3	0.1
Amortization of net actuarial loss	0.1	—	—	0.1
Net postretirement benefit cost	$1.6	$1.2	$3.2	$2.5

8.             Financial Instruments, Derivatives and Hedging Activities

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

Commodity price hedging: The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the unfavorable effect that increases in market prices will have on corn and natural gas purchases and have been designated as cash flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market are recorded as a component of other comprehensive income (“OCI”) and included in the stockholders’ equity section of the consolidated balance sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas is used or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s intrinsic value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash flow hedges are not significant.

Interest rate hedging:  In conjunction with a plan to issue long-term fixed rate debt in 2009 and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, the Company entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness.  The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and the Company paid approximately $6 million, representing the losses on the T-Lock, to settle the agreements.  The $6 million loss is included in the AOCI account in the equity section of the Company’s balance sheet and will be amortized to financing costs over the term of the long-term fixed rate debt that we plan to issue.  If the Company does not issue new debt, then it may be required to reclassify a portion of the deferred loss on the T-Lock from AOCI into earnings.

At June 30, 2009, the Company’s AOCI account included $6 million of losses (net of tax of $4 million) related to T-Locks, of which $3 million (net of tax of $2 million) related to the $50 million T-Lock.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of June 30, 2009, the Company had $22 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2009		June 30, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Commodity contracts	Accounts receivable-net	$—	Accounts payable and accrued liabilities	$149
	Other assets	—	Non-current liabilities	11

Interest rate contracts		—	Non-current liabilities	—

Total		$—		$160

At June 30, 2009, the Company had outstanding futures and option contracts that hedge approximately 91 million bushels of forecasted corn purchases.  Also at June 30, 2009, the Company had outstanding swap and option contracts that hedge approximately 15 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

	Amount of Gains (Losses)			Amount of Losses
Derivatives in	Recognized in OCI		Location of	Reclassified from AOCI
Statement 133	on Derivatives		Losses	into Income
Cash Flow Hedging Relationships	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Reclassified from AOCI into Income	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commodity contracts	$(51)	$(107)	Cost of sales	$98	$171
Interest rate contracts	2	4	Financing costs-net	—	—
Total	$(49)	$(103)		$98	$171

At June 30, 2009, the Company’s AOCI account included approximately $132 million of losses, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.

Presented below are the fair values of the Company’s financial instruments and derivatives at June 30, 2009:

(in millions)	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	—	—
Derivative assets	—	—	—	—
Derivative liabilities	$160	$116	$44	—
Long-term debt	$608	—	$608	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At June 30, 2009, the carrying value and fair value of the Company’s long-term debt was $652 million and $608 million, respectively.

9.             Debt

The Company’s long-term debt at June 30, 2009 includes $150 million of 8.45 percent senior notes that mature August 15, 2009.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance the notes on a long-term basis at the maturity date.

10.          Mexican tax on Beverages Sweetened with HFCS

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

11.          Income Taxes

The effective income tax rate for the second quarter and first half of 2009 was 1.1 percent and 15.1 percent, respectively, as compared to 34.9 percent and 34.2 percent in the prior year periods.  The rate decrease primarily reflects the tax effect of the Korean goodwill impairment charge described in Note 3 and an increase to the valuation allowance in the second quarter of 2009.  The Company determined that the Korean goodwill impairment charge was an infrequently occurring event and therefore excluded the charge from the estimated annual effective tax rate calculation.  The Company expects that its full year 2009 effective income tax rate will be approximately 67 percent.

The Korean goodwill impairment charge resulted in a tax benefit of approximately $32 million.  The Company recorded a valuation allowance to reduce the deferred tax asset to the amount that is more likely than not to be realized in the period in which the deferred tax asset can be utilized.  A valuation allowance of $17 million was recorded to reduce the net deferred tax asset to $15 million, which is equal to the amount of existing deferred tax liabilities in Korea.

Presented below is a reconciliation of the federal statutory tax rate to the Company’s effective tax rate for the six months ended June 30, 2009:

Income tax benefit at US statutory rate	(35.0)%
Tax rate difference on foreign income:
Korean goodwill write-off	16.6
Other foreign operations	0.4
Change in valuation allowance	33.7
Other items – net	(0.6)
Provision at effective tax rate	15.1%

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

For the second quarter and first half of 2009 we experienced significant declines in net sales, operating income, net income and diluted earnings per common share from our strong performance of a year ago.  The global economic recession continued to negatively impact our business.  Improved product selling prices for sweeteners and starches were not sufficient to offset the unfavorable impacts of reduced co-product selling prices, foreign currency devaluations and weaker volumes.  Co-product selling prices are substantially lower than in 2008, particularly for corn oil, and we believe that they will remain so for the remainder of the year.  Also, the challenging global economic environment has made it more difficult to achieve pricing and volume improvement in our international business to recapture the unfavorable impact of currency devaluations, compared to our historical experience.  Given this difficult environment, we recorded a $125 million charge ($110 million after-tax, or $1.47 per diluted common share) for impaired assets and restructuring costs in our second quarter 2009 Condensed Consolidated Statement of Income.  Among other things, the charge includes the write-off of $119 million of goodwill pertaining to the Company’s operations in South Korea and a $5 million charge to write-off impaired assets in North America.  See also Note 3 of the notes to the condensed consolidated financial statements.  Looking forward, we expect that operating income in each of our three geographic regions for 2009 will decrease significantly from 2008.  We also expect that our diluted earnings per common share for 2009 (exclusive of the second quarter 2009 impairment and restructuring charges) will be substantially lower than the $3.52 per diluted common share earned in 2008.

Despite the difficulties presented by the global economic recession, we currently expect that our future operating cash flows, borrowing availability under our credit facilities and access to debt markets will provide us with sufficient liquidity to grow our business and meet our financial obligations.

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

For The Three Months and Six Months Ended June 30, 2009

With Comparatives for the Three Months and Six Months Ended June 30, 2008

Net Income.  As a result of the impairment and restructuring charges discussed below, CPI incurred a net loss of $84.8 million for the quarter ended June 30, 2009, or a net loss of $1.13 per diluted common share, as compared with net income of $68.4 million, or $0.90 per diluted common share, in the second quarter of 2008.  For the six months ended June 30, 2009 we incurred a net loss of $68.1 million, or a net loss of $0.91 per diluted common share, as compare to net income of $132.7 million, or $1.75 per diluted common share, in the prior year period.  The 2009 results include a $125 million charge ($110 million after-tax, or $1.47 per diluted common share) for impaired assets and restructuring costs, which consists of a $119 million write-off of goodwill pertaining to our operations in South Korea, a $5 million write-off of impaired assets in North America and a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in our Asia/Africa region.  See also Note 3 of the notes to the condensed consolidated financial statements.  While the decreases in net income include the impact of the impairment and restructuring charges, they also reflect a significant decline in operating income across all of our regions principally driven by reduced co-product selling prices, foreign currency devaluations and lower sales volumes.  Increased financing costs also contributed to the decline.  Results for the 2008 periods include $4 million of expenses ($3 million net of income taxes, or $0.04 per diluted common share) related to the terminated merger with Bunge Limited (“Bunge”).

Net Sales. Second quarter net sales totaled $912 million, down 11 percent from second quarter 2008 net sales of $1.03 billion.  The decrease reflects unfavorable currency translation of 9 percent attributable to weaker foreign currencies and a 5 percent volume decline due to reduced demand attributable to the global economic recession, which more than offset a price/product mix improvement of approximately 3 percent.  Co-product sales of $164 million for second quarter 2009 decreased 31 percent from the prior year period, reflecting lower pricing and reduced volume.  North American net sales for second quarter 2009 decreased 4 percent to $584 million from $609 million a year ago.  The decrease reflects a 6 percent volume reduction and a 2 percent decline attributable to currency translation, which more than offset price/product mix improvement of 4 percent.  In South America, second quarter 2009 net sales decreased 23 percent to $228 million from $298 million in the prior year period.  This decrease reflects unfavorable currency translation of 18 percent, a 3 percent volume reduction and a 2 percent price/product mix decline.  In Asia/Africa, second quarter 2009 net sales fell 19 percent to $99 million from $122 million a year ago.  The decrease reflects a 17 percent decline attributable to currency translation and a 6 percent volume reduction due to lower demand, which more than offset a 4 percent price/product mix improvement.

First half 2009 net sales totaled $1.74 billion, down 11 percent from $1.96 billion a year ago.  The decrease reflects unfavorable currency translation of 10 percent attributable to weaker foreign currencies and a 6 percent volume decline due to reduced demand attributable to the global economic recession, which more than offset a price/product mix improvement of 5 percent.  Co-product sales of $321 million for first half 2009 decreased 27 percent from the prior year period, reflecting lower pricing and reduced volume.  Net sales in North America for the first half of 2009 decreased 3 percent to $1.12 billion from $1.15 billion a year ago.  The decrease reflects a 6 percent volume reduction and a 3 percent decline attributable to currency translation, which more than offset price/product mix improvement of 6 percent.  In South America, first half 2009 net sales decreased 22 percent to $443 million from $570 million in the prior year period, reflecting unfavorable currency translation of 19 percent and a 3 percent volume decline.   Price/product mix improvement was relatively flat.  In Asia/Africa, net sales for the first six months of 2009 fell 24 percent to $184 million, from $244 million a year ago.  The decrease reflects a 20 percent decline attributable to currency translation and a 12 percent volume reduction due to lower demand, which more than offset an 8 percent price/product mix improvement.

Historically, we have generally been able to recapture foreign currency devaluations through higher selling prices within a period of three to six months.  However, given the global economic recession, it is taking us longer to recover the impact of devaluations through pricing improvements.  Additionally, we expect a decline in co-product sales for full year 2009 driven by lower market prices, particularly for corn oil.

Cost of Sales and Operating Expenses. Cost of sales of $800 million for second quarter 2009 declined 5 percent from $842 million in the prior year period.  Cost of sales for the first half of 2009 decreased 4 percent to $1.54 billion from $1.60 billion a year ago.  These decreases principally reflect reduced volume and currency translation, which more than offset higher corn costs.  Gross corn costs for both the second quarter and first half of 2009 increased approximately 3 percent over the comparable prior year periods.  Currency translation attributable to the stronger US dollar caused cost of sales for the second quarter and first half of 2009 to decrease approximately 10 percent and 11 percent, respectively, from the year ago periods.  Our gross profit margin for the second quarter and first half of 2009 was 12.2 percent and 11.7 percent, respectively, compared to 18.1 percent and 18.4 percent last year.

Operating expenses for the second quarter and first half of 2009 decreased to $61.0 million and $115.7 million, respectively, from $73.4 million and $140.9 million last year.  These decreases primarily reflect reduced compensation-related costs and weaker foreign currencies.  Additionally, the prior year periods included $4 million of costs related to the subsequently terminated proposed merger with Bunge.  Currency translation attributable to the stronger US dollar caused operating expenses for both the second quarter and first half of 2009 to decrease approximately 7 percent from the prior year periods.  Operating expenses, as a percentage of net sales, were 6.7 percent and 6.6 percent for the second quarter and first half of 2009, respectively, down from 7.1 percent and 7.2 percent in comparable prior year periods.

Operating Income.  For second quarter 2009 we incurred an operating loss of $73.2 million, which includes the impairment and restructuring charges, as compared to operating income of $115.8 million a year ago.  Without the impairment and restructuring charges of $125.0 million, operating income would have been $51.8 million for second quarter 2009, down 55 percent from a year ago, as earnings declined across all of our regions.  Currency translation attributable to weaker foreign currencies caused operating income to decline by approximately $11 million from the prior year period.  North America operating income for second quarter 2009 decreased 61 percent to $33.4 million from $85.5 million a year ago, as earnings declined throughout the region.  This decline primarily reflects lower co-product pricing, higher corn costs and reduced sales volumes attributable to the weak economy.  Currency translation attributable to the weaker Canadian dollar caused operating income to decline by approximately $3 million in the region.  South America operating income for second quarter 2009 decreased 28 percent to $26.4 million from $36.5 million a year ago, as lower earnings in Brazil and the Andean region of South America more than offset earnings growth in the Southern Cone.  Lower corn costs partially offset the unfavorable impacts of weaker foreign currencies and reduced sales volume in the region.  Translation effects associated with weaker South American currencies caused operating income to decline by approximately $6 million in the region.  Asia/Africa operating income decreased 56 percent to $5.6 million from $12.7 million a year ago, as earnings declined throughout the region.  A substantial portion of the earnings decline reflects lower operating income in South Korea where a weaker Korean won, high corn costs and reduced sales volume attributable to a difficult economy continued to pressure operating results.  Currency translation mainly attributable to weaker Asian currencies reduced operating income by approximately $2 million in the region.

For first half 2009 we incurred an operating loss of $34.1 million, which includes the impairment and restructuring charges, as compared to operating income of $222.6 million a year ago.  Without the impairment and restructuring charges of $125.0 million, operating income would have been $90.9 million for first half 2009, down 59 percent from a year ago, as earnings declined across all of our regions.  Currency translation attributable to weaker foreign currencies caused operating income to decline by approximately $23 million from the prior year period.  North America operating income decreased 67 percent to $53.8 million from $160.8 million a year ago, as earnings declined throughout the region.  The decline primarily reflects lower co-product pricing, higher corn costs and reduced sales volumes attributable to the weak economy.  Currency translation attributable to the weaker Canadian dollar caused operating income to decline by approximately $7 million in the region.  South America operating income decreased 21 percent to $54.1 million from $68.7 million a year ago, as lower earnings in Brazil more than offset earnings growth in the Southern Cone of South America.  Lower corn costs partially offset the unfavorable impacts of weaker foreign currencies and reduced sales volume in the region.  Translation effects associated with weaker South American currencies caused operating income to decline by approximately $14 million in the region.  Asia/Africa operating income decreased 71 percent to $7.4 million from $25.6 million a year ago, as earnings declined throughout the region.  This earnings decline primarily reflects lower operating results in South Korea where a weaker Korean won, high corn costs and reduced sales volume attributable to a difficult economy drove an operating loss for the first half.  Currency translation attributable to weaker Asian currencies reduced operating income by approximately $2 million in the region.

Financing Costs-net.  Financing costs for the second quarter and first half of 2009 were up 57 percent and 55 percent, respectively, from the prior year periods.  These increases primarily reflect increased foreign currency transaction losses and reductions in interest income driven by lower cash positions and interest rates.

Provision (Benefit) for Income Taxes.  Our effective income tax rate for the second quarter and first half of 2009 was 1.1 percent and 15.1 percent, respectively, as compared to 34.9 percent and 34.2 percent in the prior year periods.  The rate decreases primarily reflect the tax effect of our goodwill write-off and an increase to our valuation allowance in Korea in the second quarter of 2009.  Excluding the impact of Korea and discrete items, our effective tax rate for the second quarter and first half of 2009 would have been approximately 34 percent, consistent with the comparable prior year periods.   We expect that our full year 2009 effective income tax rate will be approximately 67 percent.  See also Note 11 of the notes to the condensed consolidated financial statements.

Net Income Attributable to Non-controlling Interests.  The decrease in net income attributable to non-controlling interests for the second quarter and first half of 2009, as compared to the comparable prior year periods, primarily reflects lower earnings in Pakistan.

Comprehensive Income Attributable to CPI.  We recorded comprehensive income of $50 million for the second quarter of 2009, compared to comprehensive income of $161 million in the same period last year.  For the first half of 2009, we recorded comprehensive income of $36 million, as compared with comprehensive income of $298 million a year ago.  The decreases primarily reflect our net losses in the 2009 periods and a reduction in gains on cash flow hedges.  These decreases were partially offset by favorable variances in the currency translation adjustment, reflecting a greater strengthening in end of period foreign currencies during the 2009 periods as compared to the 2008 periods.

Liquidity and Capital Resources

Cash provided by operating activities for first half 2009 was $211 million as compared to $233 million a year ago.  The decrease in operating cash flow primarily reflects our reduction in earnings, which more than offset an improvement in our year over year reduction in working capital.  Capital expenditures of $66 million for first half 2009 are in line with our capital spending plan for the year.  We anticipate our capital expenditures to be in the range of approximately $125 million to $150 million for full year 2009.

We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US revolving credit facility and a $30 million Canadian revolving credit facility (together,

the “Revolving Credit Agreement”) that matures in April 2012.  At June 30, 2009, there were $203 million of borrowings outstanding under the US revolving credit facility.  We had no borrowings outstanding under the Canadian revolving credit facility at June 30, 2009.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $236 million of unused operating lines of credit in the various foreign countries in which we operate.  At June 30, 2009, we had total debt outstanding of $820 million, compared to $866 million at December 31, 2008.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $150 million of 8.45 percent senior notes due August 15, 2009, $200 million of 6.0 percent senior notes due 2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $168 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The 8.45 percent senior notes are included in long-term debt as we have the ability and intent to refinance these notes on a long-term basis at the maturity date.  The weighted average interest rate on our total indebtedness was approximately 5.2 percent for the first half of 2009, down from 7.2 percent in the comparable prior year period.

On May 20, 2009, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock.  This dividend was paid on July 24, 2009 to stockholders of record at the close of business on June 30, 2009.

As previously mentioned, we have $150 million of 8.45 percent senior notes that mature August 15, 2009.  We currently expect to repay these senior notes by drawing under our US revolving credit facility.  We also expect to issue new long-term fixed rate senior notes as appropriate opportunities are presented in the debt market.  In the event market conditions do not provide appropriate opportunities to issue new debt then we may be required to reclassify a loss associated with our $50 million Treasury Lock Agreement from the accumulated other comprehensive loss account included in the equity section of our balance sheet into earnings.  See also “Interest Rate Risk” below and Note 8 of the notes to the condensed consolidated financial statements for additional information.

The global economic recession presents many challenges.  Co-product values have declined substantially from the record levels of 2008 (particularly corn oil), market prices for corn are volatile, foreign currencies have weakened against the US dollar and it is taking us longer than it has in the past to recapture the impact of currency devaluations.  Additionally, world-wide demand for our products is soft.  Despite the difficulties presented by the global economic recession, we currently expect that our future operating cash flows, borrowing availability under our credit facilities and access to debt markets will provide us with sufficient liquidity to fund our anticipated capital expenditures and dividends, repay the 8.45 percent senior notes, and fund potential acquisitions and other investing and/or financing strategies for the foreseeable future.

Hedging:

We are exposed to market risk stemming from changes in commodity prices, foreign currency exchange rates and interest rates.  In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  The counterparties in these transactions are generally highly rated institutions.  Our hedging transactions include but are not limited to a variety of derivative financial instruments such as commodity futures, options and swap contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  See Note 8 of the notes to the condensed consolidated financial statements for additional information.

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income.  At June 30, 2009, our accumulated other comprehensive loss account included $139 million of losses, net of tax of $83 million, related to these derivative instruments.  It is anticipated that approximately $132 million of these losses, net of tax, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency cash flow exposures.  We generally hedge 12 to 18 months forward.  As of June 30, 2009, we had $22 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt, and existing and future issuances of variable rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  Generally, for interest rate swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount.  At June 30, 2009, we did not have any interest rate swaps outstanding.

In conjunction with our plan to issue long-term fixed rate debt and in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt is expected to be based, we entered into a T-Lock with respect to $50 million of such future indebtedness (the “T-Lock”).  The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and the Company paid approximately $6 million, representing the losses on the T-Lock, to settle the agreements.  The $6 million loss is included in the accumulated other comprehensive loss account in the equity section of our balance sheet and will be amortized to financing costs over the term of the long-term fixed rate debt that we plan to issue.  If we do not issue new debt, then we may be required to reclassify a portion of the deferred loss on the T-Lock from the accumulated other comprehensive loss account into earnings.  See also Note 8 of the notes to the condensed consolidated financial statements for additional information.

At June 30, 2009, our accumulated other comprehensive loss account included $6 million of losses (net of tax of $4 million) related to T-Locks, of which $3 million (net of tax of $2 million) related to the $50 million T-Lock.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2009.

New Accounting Standards

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pension and other postretirement plans.  The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The implementation of this standard will not have a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” but is not intended to change or alter existing US GAAP.  In accordance SFAS 168, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of the current global economic recession and its impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and further deterioration of the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; our ability to effectively integrate acquired businesses; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risk factors, see “Risk Factors” included in our Annual

Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q or 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, and is incorporated herein by reference.  There have been no material changes to our market risk during the six months ended June 30, 2009.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs

April 1 – April 30, 2009	—	—	—	4,785 shares
May 1 – May 31, 2009	—	—	—	4,785 shares
June 1 – June 30, 2009	—	—	—	4,785 shares
Total	—		—

The Company has a stock repurchase program, which runs through November 30, 2010, that permits the Company to repurchase up to 5 million shares of its outstanding common stock.  As of June 30, 2009, the Company had repurchased 215 thousand shares under the program, leaving 4.79 million shares available for repurchase.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 20, 2009, the following matters were submitted to a vote of security holders. The number of votes cast for, against, or withheld and the number of abstentions and broker non-votes as to each such matter were as follows:

1.             Election of Directors

The following nominees were elected to serve as Class III Directors of the Company for a new term of three years with votes cast as follows:

Name	Votes For	Votes Withheld	Term Expires
Luis Aranguren-Trellez	64,998,488	1,845,623	2012
Paul Hanrahan	65,657,816	1,186,294	2012
William S. Norman	65,550,962	1,293,149	2012

The following other Directors of the Company are continuing in office for terms expiring in the year indicated:

Name	Term Expires
Ilene S. Gordon	2010
Karen L. Hendricks	2010
Bernard H. Kastory	2010
Barbara A. Klein	2010
Richard J. Almeida	2011
Gregory B. Kenny	2011
James M. Ringler	2011

2.             The votes cast on a Proposal to Ratify the Appointment by the Audit Committee of the Board of Directors of the Firm of KPMG LLP as the Independent Registered Public Accounting Firm of the Company and its Subsidiaries, in Respect of the Company’s Operations in 2009 were as follows:

Votes For	Votes Against	Abstentions
66,161,345	616,159	66,604

3.             The votes cast on a Stockholder Proposal to Request the Board of Directors to Eliminate Classification of the Terms of the Board of Directors to Require that All Directors Stand for Election Annually were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
54,571,695	2,579,164	345,622	9,347,629

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE: August 6, 2009	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE: August 6, 2009	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

10.21	Letter of Agreement dated as of April 2, 2009 between the Company and Ilene S. Gordon

10.22	Consulting Agreement dated as of April 27, 2009 between the Company and Samuel C. Scott III

11	Computation of Net Income per Share of Common Stock

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002