Form 10-Q
period 2009-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2009-11-04
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 30, 2009
Common Stock, $.01 par value	74,853,506 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2009	2008	2009	2008
Net sales before shipping and handling costs	$1,027.2	$1,155.4	$2,873.7	$3,240.0
Less: shipping and handling costs	56.6	71.2	160.3	196.4
Net sales	970.6	1,084.2	2,713.4	3,043.6
Cost of sales	817.3	880.4	2,355.6	2,479.9
Gross profit	153.3	203.8	357.8	563.7

Operating expenses	65.9	66.8	181.6	207.8
Other (income)-net	(.4)	(10.8)	(2.5)	(14.4)
Impairment / restructuring charges	—	—	125.0	—

Operating income	87.8	147.8	53.7	370.3

Financing costs-net	9.3	9.6	31.4	23.9

Income before income taxes	78.5	138.2	22.3	346.4
Provision for income taxes	24.5	48.2	33.0	119.5
Net income (loss)	54.0	90.0	(10.7)	226.9
Less: Net income attributable to non-controlling interests	1.2	1.9	4.5	6.1
Net income (loss) attributable to CPI	$52.8	$88.1	$(15.2)	$220.8

Weighted average common shares outstanding:
Basic	74.9	74.7	74.9	74.4
Diluted	75.7	76.3	74.9	76.0

Earnings (loss) per common share of CPI:
Basic	$.70	$1.18	$(0.20)	$2.97
Diluted	$.70	$1.15	$(0.20)	$2.90

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$161	$107
Accounts receivable – net	557	627
Inventories	401	454
Prepaid expenses	17	10
Deferred income taxes	57	99
Total current assets	1,193	1,297

Property, plant and equipment – net	1,543	1,447
Goodwill and other intangible assets	245	359
Deferred income taxes	4	4
Investments	9	7
Other assets	95	93
Total assets	$3,089	$3,207

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$162	$206
Accounts payable and accrued liabilities	551	653
Total current liabilities	713	859

Non-current liabilities	138	152
Long-term debt	533	660
Deferred income taxes	109	105
Redeemable common stock (500,000 shares issued and outstanding at September 30, 2009 and December 31, 2008) stated at redemption value	14	14
Share-based payments subject to redemption	7	11

Equity
CPI Stockholders’ equity:
Preferred stock – authorized 25,000,000 shares- $0.01 par value – none issued	—	—
Common stock – authorized 200,000,000 shares- $0.01 par value – 74,819,774 shares issued at September 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	1,081	1,086
Less: Treasury stock (common stock; 548,368 and 776,606 shares at September 30, 2009 and December 31, 2008, respectively) at cost	(17)	(29)
Accumulated other comprehensive loss	(385)	(594)
Retained earnings	874	920
Total CPI stockholders’ equity	1,554	1,384
Non-controlling interests	21	22
Total equity	1,575	1,406

Total liabilities and equity	$3,089	$3,207

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Net income (loss)	$54	$90	$(11)	$227
Other comprehensive income:
Losses on cash flow hedges, net of income tax effect of $6, $136, $45 and $12, respectively	(11)	(223)	(75)	(19)
Reclassification adjustment for losses (gains) on cash flow hedges included in net income (loss), net of income tax effect of $30, $32, $94, and $61, respectively	50	(52)	157	(101)
Unrealized gain (loss) on investment, net of income tax effect	—	—	1	(2)
Currency translation adjustment	66	(134)	126	(122)
Comprehensive income (loss)	159	(319)	198	(17)
Comprehensive income attributable to non-controlling interests	(1)	(2)	(4)	(6)
Comprehensive income (loss) attributable to CPI	$158	$(321)	$194	$(23)

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Equity

(Unaudited)

	Total Equity							Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Payments Subject to Redemption
Balance at December 31, 2008	$1	$1,086	$(29)	$(594)	$920	$22	$14	$11
Net (loss) attributable to CPI					(15)
Net income attributable to non-controlling interests						4
Dividends declared					(31)	(3)
Losses on cash flow hedges, net of income tax effect of $45				(75)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $94				157
Repurchases of common stock			(3)
Share-based compensation		(2)	15					(4)
Currency translation adjustment				126
Purchase of non-controlling interest		(3)				(1)
Other				1		(1)
Balance at September 30, 2009	$1	$1,081	$(17)	$(385)	$874	$21	$14	$7

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2009	2008
Cash provided by (used for) operating activities:
Net income (loss)	$(11)	$227
Non-cash charges (credits) to net income (loss):
Write-off of impaired assets	124	—
Depreciation and amortization	95	98
Changes in working capital:
Accounts receivable and prepaid items	(33)	(56)
Inventories	76	(103)
Accounts payable and accrued liabilities	(10)	52
Decrease (increase) in margin accounts	121	(186)
Other	6	(16)
Cash provided by operating activities	368	16

Cash provided by (used for) investing activities:
Capital expenditures, net of proceeds on disposals	(98)	(160)
Other	(4)	3
Cash used for investing activities	(102)	(157)

Cash provided by (used for) financing activities:
Proceeds from borrowings	97	119
Payments on debt	(277)	(18)
Repurchases of common stock	(3)	(1)
Issuance of common stock	2	11
Dividends paid (including to non-controlling interests)	(34)	(31)
Excess tax benefit on share-based compensation	1	3
Cash (used for) provided by financing activities	(214)	83

Effect of foreign exchange rate changes on cash	2	(1)
Increase (decrease) in cash and cash equivalents	54	(59)
Cash and cash equivalents, beginning of period	107	175
Cash and cash equivalents, end of period	$161	$116

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2009 and 2008, and the financial position of the Company as of September 30, 2009.  The results for the interim periods are not necessarily indicative of the results expected for the full years.  Subsequent events have been evaluated through the filing of this Form 10-Q with the SEC on November 4, 2009.

2.             Adoption of New Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and it is not intended to change or alter previously existing US GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all previously existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions with respect to the change or changes to the Codification.  The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued rules establishing new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  These rules are included in the Codification in ASC Topic 810, Consolidation (“ASC 810”).  Among other things, the new rules clarify that a non-controlling interest in a subsidiary (previously referred to as a minority interest in a subsidiary) is an ownership interest in the consolidated entity that is to be reported as equity in the consolidated balance sheet, as opposed to being reported in the mezzanine section of the balance sheet between liabilities and equity.  Under ASC 810, consolidated net income is to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  ASC 810 also requires disclosure of the amounts of consolidated net income attributable to the parent and to the non-controlling interest on the face of the consolidated statement of income.  Additionally, ASC 810 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that such transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary.  ASC 810 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  The Company adopted the new guidance included in ASC 810 effective January 1, 2009.  The adoption did not have a material effect on the Company’s condensed consolidated financial statements.  As required, the prior year condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on CPI’s previously recorded net income or cash flows.

In December 2007, the FASB issued revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets, liabilities assumed, non-controlling interest, and goodwill acquired in a business combination.  This guidance is included in the Codification in ASC Topic 805, Business Combinations (“ASC 805”).  The revised guidance also expands required disclosures surrounding the nature and financial effects of business combinations.  The revised guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.  The adoption of the new guidance did not have a material impact on the Company’s condensed consolidated financial statements, however ASC 805 will impact the accounting for future business combinations and the effect will be dependent upon the acquisitions at that time.

In February 2008, the FASB issued revised guidance related to fair value measurements, which is included in the Codification in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which among other things, partially deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities.  The Company adopted the provisions of ASC 820 with respect to financial assets and liabilities in 2008.  The application of the provisions of ASC 820 related to non-financial assets and liabilities, effective January 1, 2009, did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued rules intended to improve transparency in financial reporting by requiring additional disclosures with respect to derivative instruments and hedging activities, with particular emphasis as to the effects that such items have on the financial position, results of operations, and cash flows of an entity.  These rules are included in the Codification in ASC Topic 815, Derivatives and Hedging.  The Company adopted the additional disclosure provisions in the first quarter of 2009.  See Note 8 for information regarding the Company’s derivative instruments and hedging activities.

In June 2008, the FASB issued guidance stating that unvested share-based payment awards which contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share.  This guidance is included in the Codification in ASC Topic 260, Earnings Per Share (“ASC 260”), and is effective for fiscal years beginning after December 31, 2008 and interim periods within those years.  The adoption of the new guidance included in ASC 260 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset, which is included in the Codification in ASC Topic 820, Fair Value Measurements and Disclosures.  The additional guidance is effective for interim and annual periods ending after June 15, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new rules that require publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements.  These rules, which are included in the Codification in ASC Topic 825, Financial Instruments, are effective for interim periods ending after June 15, 2009.  The required disclosures are provided in Note 8 to the condensed consolidated financial statements.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC Topic 805-20, Business Combinations-Identifiable Assets and Liabilities, and Any Non-controlling Interest.  The revised guidance amends and clarifies application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  It is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The revised guidance will impact the accounting and disclosures arising from contingencies in business combinations and the effect will be dependent upon the acquisitions at that time.

In May 2009, the FASB issued new rules that establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed with the SEC.  The rules define subsequent events and also require that companies disclose the date through which they have evaluated subsequent events and the basis for that date.  These rules, which are included in ASC Topic 855, Subsequent Events, are effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The adoption of the new rules did not have an impact on the Company’s condensed consolidated financial statements.  See also Note 1 above.

3.             Asset Impairment and Restructuring Charges

In the second quarter of 2009, the Company recorded a $125 million charge to its Condensed Consolidated Statement of Income for impaired assets and restructuring costs.  The charge includes the write-off of $119 million of goodwill pertaining to the Company’s operations in South Korea and a $5 million charge to write-off impaired assets in North America.  Additionally, the Company recorded a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in its Asia/Africa region.  As of September 30, 2009, the employee terminations were completed and the restructuring accrual was fully utilized.

Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment assessment is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

The Company’s goodwill impairment assessment for the year ended December 31, 2008 did not result in any impairment charges.  However, due to the operating performance and expectations regarding future operating performance of the Korean operations (“Korea”) at that time, the fair value of Korea’s assets was only modestly in excess of their carrying value.  As part of the Korean goodwill impairment assessment for the year ended December 31, 2008, the Company specifically made the following operating assumptions for Korea: a reduction of corn costs and freight rates to historical levels; recovery of high fructose corn syrup sales volume to the carbonated beverage industry; recovery of starch volume to the paper industry and glucose volumes to distributors; and the introduction of new products into the Korean market.

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

As a result of these triggering events, it was determined that the goodwill related to the Korean operations should be tested for impairment.  In carrying out the first step test, the Company used a discounted cash flow model (“DCF model”) to determine the fair value of the Korean operation.  Management believed that this approach was appropriate because it provides a fair value estimate based upon Korea’s expected long-term operating and cash flow performance.  This approach also mitigated most of the impact of cyclical downturns that occur in the industry.  This approach was based on a ten-year projection of operating results and cash flows that was discounted using a weighted-average cost of capital.  The projection of future cash flows represented a significant unobservable input (a Level 3 input as defined by ASC Topic 820, Fair Value Measurements and Disclosures).  The projection was based upon our best estimates of projected economic and market conditions over the related period, including growth rates, estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions included terminal value growth rates and future capital expenditures.

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

The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As required under United States generally accepted accounting principles, the impairment analysis for long-lived assets occurs before the goodwill impairment assessment.  If the carrying amount of an asset or group of assets exceeds its fair value, the asset will be written down to its fair value.  In connection with the triggering events discussed above, during the second quarter of 2009 the Company reviewed its Korean long-lived assets and determined that none of those long-lived assets were impaired.  The determination was based on reviewing the estimated undiscounted cash flows for the Korean asset group, which were greater than the asset group’s carrying value.

4.             Share-Based Compensation

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Total stock-based compensation expense included in net income (loss)	$3.4	$2.6	$7.3	$10.3
Income tax benefit related to stock-based compensation included in net income (loss)	$1.1	$0.9	$2.5	$3.6

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

The Company granted 899 thousand non-qualified stock options of the Company’s common stock during the nine months ended September 30, 2009.  None of these grants occurred during the third quarter of 2009.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2009	September 30, 2008
Expected life (in years)	5.3	5.3
Risk-free interest rate	2.03%	2.91%
Expected volatility	31.17%	27.04%
Expected dividend yield	2.12%	1.16%

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

Stock option activity for the nine months ended September 30, 2009 was as follows:

(dollars and shares in thousands, except per share)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,370	$24.76
Granted	899	25.53
Exercised	(170)	15.19
Cancelled	(77)	31.00
Outstanding at September 30, 2009	5,022	25.12	6.19	$25,095

Exercisable at September 30, 2009	3,502	23.34	5.06	$22,478

For the nine months ended September 30, 2009, cash received from the exercise of stock options was $2 million and the income tax benefit realized from the exercise of stock options was $1 million.  As of September 30, 2009, the total remaining unrecognized compensation cost related to stock options approximated $7 million, which will be amortized over the weighted-average period of approximately 1.4 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share)	2009	2008	2009	2008
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$6.36	$9.05
Total intrinsic value of stock options exercised	$2,071	$325	$2,448	$13,628

Restricted Shares of Common Stock:

The Company has granted restricted stock to certain employees that vest after a designated service period ranging from one to five years.  The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for the three and nine months ended September 30, 2009 was $1.1 million and $2.3 million, respectively, as compared to $0.3 million and $1.1 million in the comparable prior year periods.

The following table summarizes restricted share activity for the nine months ended September 30, 2009.

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value
Non-vested at December 31, 2008	179	$31.02
Granted	84	25.85
Vested	(5)	22.17
Cancelled	(9)	28.67
Non-vested at September 30, 2009	249	29.53

As of September 30, 2009, the total remaining unrecognized compensation cost related to restricted stock amounted to $4 million, which will be amortized on a weighted-average basis over approximately 2.1 years.

5.             Inventories

Inventories are summarized as follows:

(in millions)	At September 30, 2009	At December 31, 2008
Finished and in process	$172	$192
Raw materials	162	207
Manufacturing supplies and other	67	55
Total inventories	$401	$454

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Net Sales
North America	$598.3	$660.1	$1,714.0	$1,806.4
South America	271.0	304.8	713.7	874.4
Asia/Africa	101.3	119.3	285.7	362.8
Total	$970.6	$1,084.2	$2,713.4	$3,043.6

Operating Income
North America	$61.1	$104.9	$114.8	$265.7
South America	37.3	44.1	91.4	112.8
Asia/Africa	3.7	10.0	11.2	35.6
Corporate	(14.3)	(11.2)	(38.7)	(43.8)
Sub-total	87.8	147.8	178.7	370.3
Impairment/restructuring charges (a)	—	—	(125.0)	—
Total	$87.8	$147.8	$53.7	$370.3

(a)   Includes a $119 million write-off of goodwill pertaining to our operations in South Korea, a $5 million write-off of impaired assets in North America and a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in our Asia/Africa region.

(in millions)	At September 30, 2009	At December 31, 2008
Total Assets
North America	$1,805	$1,987
South America	972	808
Asia/Africa	312	412
Total	$3,089	$3,207

7.                                  Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$0.8	$0.7	$0.5	$0.7	$2.4	$2.1	$1.4	$1.9
Interest cost	1.1	1.1	1.8	1.8	3.4	3.4	5.1	5.3
Expected return on plan assets	(1.0)	(1.2)	(1.9)	(2.3)	(3.0)	(3.4)	(5.4)	(6.8)
Amortization of net actuarial loss (gain)	0.4	(0.2)	—	—	1.2	0.1	0.1	0.5
Amortization of prior service cost	0.1	0.4	—	0.1	0.2	0.4	—	0.1
Amortization of transition obligation	—	—	0.1	—	—	—	0.3	—
Settlement	—	0.1	—	—	—	0.2	—	—
Net pension cost	$1.4	$0.9	$0.5	$0.3	$4.2	$2.8	$1.5	$1.0

The Company currently anticipates that it will make approximately $6 million in cash contributions to its pension plans in 2009, consisting of $3 million to its US plans and $3 million to its non-US pension plans.  For the nine months ended September 30, 2009, payments of $3 million and $2 million have been made to the US plans and non-US plans, respectively.

The following sets forth the components of net postretirement benefit cost for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Service cost	$0.5	$0.5	$1.5	$1.3
Interest cost	0.9	0.8	2.8	2.3
Amortization of prior service cost (credit)	0.1	(0.3)	0.1	(0.2)
Amortization of net actuarial loss	0.2	0.3	0.5	0.4
Net postretirement benefit cost	$1.7	$1.3	$4.9	$3.8

8.                                      Financial Instruments, Derivatives and Hedging Activities

The Company is one of the world’s largest corn refiners with manufacturing operations in North America, South America and Asia/Africa.  The Company’s products are made primarily from corn.

The Company is exposed to market risk stemming from changes in commodity prices (corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  The Company minimizes the credit risk in derivative instruments by entering into over-the-counter transactions only with investment grade counterparties or by utilizing exchange-traded derivatives.  Derivative financial instruments currently used by the Company consist of commodity futures, options and swap contracts, treasury lock agreements and forward currency contracts and options.

Commodity price hedging: The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to eighteen months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the unfavorable effect that increases in market prices will have on corn and natural gas purchases and have been designated as cash flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market are recorded as a component of other comprehensive income (“OCI”) and included in the stockholders’ equity section of the consolidated balance sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas is used or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s intrinsic value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash flow hedges are not significant.

Interest rate hedging:  In conjunction with a plan to issue long-term fixed-rate debt and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, the Company entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness.  The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and the Company paid approximately $6 million, representing the losses on the T-Lock, to settle the agreements.  The $6 million loss was recorded to the AOCI account in the equity section of the Company’s balance sheet and will be amortized to financing costs over the term of the long-term fixed-rate debt that we plan to issue.  If the Company does not issue new debt, then it may be required to reclassify a portion of the deferred loss on the T-Lock from AOCI into earnings.

At September 30, 2009, the Company’s AOCI account included $6 million of losses (net of tax of $3 million) related to T-Locks, of which $3 million (net of tax of $2 million) related to the $50 million T-Lock.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of September 30, 2009, the Company had $23 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2009		September 30, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Commodity contracts	Accounts receivable-net	$6	Accounts payable and accrued liabilities	$121
	Other assets	1	Non-current liabilities	5

Interest rate contracts		—	Non-current liabilities	—

Total		$7		$126

At September 30, 2009, the Company had outstanding futures and option contracts that hedge approximately 101 million bushels of forecasted corn purchases.  Also at September 30, 2009, the Company had outstanding swap and option contracts that hedge approximately 10 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

	Amount of Gains (Losses)			Amount of Losses
	Recognized in OCI			Reclassified from AOCI
	on Derivatives		Location of	into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Losses Reclassified from AOCI into Income	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Commodity contracts	$(17)	$(124)	Cost of sales	$80	$250
Interest rate contracts	—	4	Financing costs-net	—	1
Total	$(17)	$(120)		$80	$251

At September 30, 2009, the Company’s AOCI account included approximately $91 million of losses, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.

Presented below are the fair values of the Company’s financial instruments and derivatives at September 30, 2009:

(in millions)	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	—	—
Derivative assets	$7	$7	—	—
Derivative liabilities	$126	$99	$27	—
Long-term debt	$517	—	$517	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At September 30, 2009, the carrying value and fair value of the Company’s long-term debt was $533 million and $517 million, respectively.

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

On October 21, 2003, the Company submitted, on its own behalf and on behalf of its Mexican affiliate, CPIngredientes, S.A. de C.V. (previously known as Compania Proveedora de Ingredientes), a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the Additional Office of the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, the Company asserted that the imposition by Mexico of a discriminatory tax on beverages containing HFCS in force from 2002 through 2006 breached various obligations of Mexico under the investment protection provisions of NAFTA.  The case was bifurcated into two phases, liability and damages, and a hearing on liability was held before a Tribunal in July 2006.  In a Decision dated January 15, 2008, the Tribunal unanimously held that Mexico had violated NAFTA Article 1102, National Treatment, by treating beverages sweetened with HFCS produced by foreign companies differently than those sweetened with domestic sugar. In July 2008, a hearing regarding the quantum of damages was held before the same Tribunal.  Post-hearing submissions on specific topics relative to the damages claims were filed on October 31, 2008.

In an award rendered August 18, 2009, the Tribunal awarded damages to CPIngredientes in the amount of $58.386 million, representing after-tax lost profits in Mexico as a result of the illegal measure and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest. On October 1, 2009, the Company submitted to the Tribunal a request for correction of the award to avoid effective double taxation on the amount of the award in Mexico.  It is not known at this time what the time frame for resolution of this request may be; if the matter is not resolved in the near term, the Company may be obliged to pursue other available rights and remedies under applicable law to protect its interests.  The damages awarded by the Tribunal have not been recorded in the Company’s condensed consolidated financial statements.

10.                           Income Taxes

The effective income tax rate for the first nine months of 2009 was 148 percent as compared to 34.5 percent a year ago.  The rate increase primarily reflects the tax effect of the Korean goodwill impairment charge described in Note 3 and an increase to the valuation allowance in the second quarter of 2009.  The Company determined that the Korean goodwill impairment charge was an infrequently occurring event and therefore excluded the charge from the estimated annual effective tax rate calculation.

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

Presented below is a reconciliation of the federal statutory tax rate to the Company’s effective tax rate for the nine months ended September 30, 2009:

Income tax provision at US statutory rate	35.0%
Korean goodwill write-off	41.9
Change in valuation allowance	85.5
Other items – net	(14.4)
Provision at effective tax rate	148.0%

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients and industrial products derived from the wet milling and processing of corn and other starch-based materials.  The corn refining industry is highly competitive.  Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry.  However, we have twenty-eight manufacturing plants located throughout North America, South America and Asia/Africa and we manage and operate our businesses at a local level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer.  Our starches are a staple of the food, paper, textile and corrugating industries.

For the third quarter and first nine months of 2009, we experienced significant declines in net sales, operating income, net income and diluted earnings per common share from our strong performance of a year ago.  The global economic recession continued to negatively impact our business.  Improved product selling prices for sweeteners and starches were not sufficient to offset the unfavorable impacts of reduced co-product selling prices, foreign currency devaluations and weaker volumes.  Co-product selling prices are substantially lower than in 2008, particularly for corn oil.  Also, the challenging global economic environment has made it more difficult to achieve pricing and volume improvement in our international business to recapture the unfavorable impact of currency devaluations, compared to our historical experience.  Given this difficult environment, we recorded a $125 million charge ($110 million after-tax, or $1.47 per diluted common share) for impaired assets and restructuring costs in the second quarter of 2009.  Among other things, the charge included the write-off of $119 million of goodwill pertaining to the Company’s operations in South Korea and a $5 million charge to write-off impaired assets in North America.  See also Note 3 of the notes to the condensed consolidated financial statements.  Looking forward, we expect that operating income in each of our three geographic regions for full year 2009 will decrease significantly from 2008.  We also expect that our diluted earnings per common share for 2009 (exclusive of the second quarter 2009 impairment and restructuring charges) will be substantially lower than the $3.52 per diluted common share earned in 2008.

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

For The Three Months and Nine Months Ended September 30, 2009

With Comparatives for the Three Months and Nine Months Ended September 30, 2008

Net Income.  Net income for the quarter ended September 30, 2009 decreased to $52.8 million, or $0.70 per diluted share, from $88.1 million, or $1.15 per diluted share, in the third quarter of 2008.  The decrease in net income primarily reflects a significant decline in operating income across all of our regions principally driven by reduced co-product selling prices, foreign currency devaluations and lower sales volumes.  For the nine months ended September 30, 2009 we incurred a net loss of $15.2 million, or a net loss of $0.20 per diluted common share, as compared to net income of $220.8 million, or $2.90 per diluted common share, in the prior year period.  The results for the nine months ended September 30, 2009 include a $125 million charge ($110 million after-tax, or $1.47 per diluted common share) for impaired assets and restructuring costs that was recorded in the second quarter of 2009.  The charge consists of a $119 million write-off of goodwill pertaining to our operations in South Korea, a $5 million write-off of impaired assets in North America and a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in our Asia/Africa region.  See also Note 3 of the notes to the condensed consolidated financial statements.  Results for the nine months ended September 30, 2008 included $4 million of expenses, or $0.05 per diluted common share, related to the terminated merger with Bunge Limited (“Bunge”).  While the decrease in net income includes the impact of the impairment and restructuring charges, it also reflects a significant decline in operating income across all of our regions principally driven by reduced co-product selling prices, foreign currency devaluations and lower sales volumes.  Increased financing costs also contributed to the decline.

Net Sales. Third quarter net sales totaled $971 million, down 10 percent from third quarter 2008 net sales of $1.08 billion.  The decrease reflects an unfavorable currency translation impact of 5 percent due to weaker foreign currencies, a price/product mix decline of approximately 3 percent and a 2 percent volume decline driven by reduced demand attributable to the global economic recession.  Co-product sales of $177 million for third quarter 2009 decreased 27 percent from $242 million in the prior year period, reflecting lower pricing and reduced volume.  North American net sales for third quarter 2009 decreased 9 percent to $598 million from $660 million a year ago.  The decrease reflects a volume reduction of approximately 5 percent, a price/product mix decline of 3 percent and an unfavorable currency translation impact of 1 percent.  In South America, third quarter 2009 net sales decreased 11 percent to $271 million from $305 million in the prior year period.  This decrease reflects unfavorable currency translation of 11 percent and a 4 percent price/product mix decline, which more than offset a 4 percent volume improvement.  In Asia/Africa, third quarter 2009 net sales fell 15 percent to $101 million from $119 million a year ago.  The decrease reflects a 10 percent decline attributable to currency translation and a 5 percent price/product mix decline.  Volume in the region was flat.

Net sales for the nine months ended September 30, 2009 totaled $2.71 billion, down 11 percent from $3.04 billion a year ago.  The decrease reflects unfavorable currency translation of 8 percent attributable to weaker foreign currencies and a 5 percent volume decline due to reduced demand attributable to the global economic recession, which more than offset a price/product mix improvement of 2 percent.  Co-product sales of $498 million for the first nine months of 2009 decreased 27 percent from $685 million in the prior year period, reflecting lower pricing and reduced volume.  Net sales in North America for the first nine months of 2009 decreased 5 percent to $1.71 billion from $1.81 billion a year ago.  The decrease reflects a 6 percent volume reduction and a 2 percent decline attributable to currency translation, which more than offset price/product mix improvement of 3 percent.  In South America, net sales for the first nine months of 2009 decreased 18 percent to $714 million from $874 million in the prior year period, reflecting unfavorable currency translation of 17 percent and a 1 percent volume decline.   Price/product mix was relatively flat.  In Asia/Africa, net sales for the first nine months of 2009 fell 21 percent to $286 million from $363 million a year ago.  The decrease reflects a 16 percent decline attributable to currency translation and a 9 percent volume reduction due to lower demand, which more than offset a 4 percent price/product mix improvement.

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

Cost of Sales and Operating Expenses. Cost of sales of $817 million for third quarter 2009 declined 7 percent from $880 million in the prior year period.  The decline primarily reflects reduced volume, currency translation and lower corn costs in South America.  Currency translation attributable to the stronger US dollar caused cost of sales for third quarter 2009 to decrease approximately 5 percent from the prior year period.  Gross corn costs for third quarter 2009 decreased approximately 9 percent from a year ago.  Cost of sales for the first nine months of 2009 decreased 5 percent to $2.36 billion from $2.48 billion a year ago.  The decrease principally reflects reduced volume and currency translation.  Currency translation attributable to the stronger US dollar caused cost of sales for the first nine months of 2009 to decrease approximately 9 percent from the year ago period.  Gross corn costs for the first nine months of 2009 declined approximately 2 percent from the prior year period.  Our gross profit margin for the third quarter and first nine months of 2009 was 15.8 percent and 13.2 percent, respectively, compared to 18.8 percent and 18.5 percent last year.

Operating expenses of $65.9 million for third quarter 2009 declined slightly from $66.8 million a year ago mainly due to currency translation.  Operating expenses for the first nine months of 2009 decreased to $181.6 million from $207.8 million last year.  This decrease primarily reflects reduced compensation-related costs and weaker foreign currencies.  Currency translation attributable to the stronger US dollar caused operating expenses for the third quarter and first nine months of 2009 to decrease approximately 4 percent and 6 percent, respectively, from the year ago periods.  Operating expenses, as a percentage of net sales, were 6.8 percent and 6.7 percent for the third quarter and first nine months of 2009, respectively, compared to 6.2 percent and 6.8 percent in the prior year periods.

Operating Income.  Third quarter 2009 operating income decreased 41 percent to $87.8 million, from $147.8 million a year ago, as earnings declined across all of our regions.  Currency translation attributable to weaker foreign currencies caused operating income to decline by approximately $7 million from the prior year period.  North America operating income for third quarter 2009 decreased 42 percent to $61.1 million from $104.9 million a year ago, as earnings declined throughout the region.  This decline primarily reflects lower co-product pricing, higher corn costs and reduced sales volumes attributable to the weak economy.  Currency translation attributable to the weaker Canadian dollar caused operating income to decline by approximately $1 million in the region.  South America operating income for third quarter 2009 decreased 15 percent to $37.3 million from $44.1 million a year ago, as earnings declined throughout the region.  This decline reflects the unfavorable translation impact of weaker foreign currencies and reduced product pricing, which more than offset lower corn costs and improved sales volume.  Translation effects associated with weaker South American currencies caused operating income to decline by approximately $5 million in the region.  Asia/Africa operating income decreased 63 percent to $3.7 million from $10.0 million a year ago, as earnings declined throughout the region.  This decline primarily reflects weaker product pricing environments in South Korea and Southeast Asia, and softer sales volume in Pakistan, where a government power rationing program is reducing customer demand.  Lower customer demand in China and Kenya also contributed to the earnings decline in the region.  Currency translation mainly attributable to weaker Asian currencies reduced operating income by approximately $1 million in the region.

Operating income for the nine months ended September 30, 2009 decreased to $53.7 million from $370.3 million a year ago.  This decrease partially reflects the impact of the $125 million impairment and restructuring charge that we recorded in the second quarter of 2009.  Without the impairment and restructuring charge, operating income would have been $178.7 million for the first nine months of 2009, down 52 percent from a year ago, as earnings declined across all of our regions.  Currency translation attributable to weaker foreign currencies caused operating income to decline by approximately $31 million from the prior year period.  North America operating income decreased 57 percent to $114.8 million from $265.7 million a year ago, as earnings declined throughout the region.  The decline primarily reflects lower co-product pricing, higher corn costs and reduced sales volumes attributable to the weak economy.  Currency translation attributable to the weaker Canadian dollar caused operating income to decline by approximately $8 million in the region.  South America operating income decreased 19 percent to $91.4 million from $112.8 million a year ago, as lower earnings in Brazil and in the Andean region of South America more than offset earnings growth in the Southern Cone of South America.  Lower corn costs partially offset the unfavorable translation impact of weaker foreign currencies and slightly reduced sales volume in the region.  Translation effects associated with weaker South American currencies caused operating income to decline by approximately $20 million in the region.  Asia/Africa operating income decreased 69 percent to $11.2 million from $35.6 million a year ago, as earnings declined throughout the region.  This earnings decline primarily reflects lower operating results in South Korea where a weaker Korean won, high corn costs and reduced sales volume attributable to a difficult economy drove an operating loss for the first nine months.  Lower earnings in Pakistan, principally driven by reduced demand and a weaker local currency, also contributed substantially to the earnings decline in the region.  Currency translation attributable to weaker Asian currencies reduced operating income by approximately $3 million in the region.

Financing Costs-net.  Financing costs for third quarter 2009 declined 3 percent from a year ago, as a decrease in interest expense driven by lower interest rates more than offset foreign currency transaction losses and a reduction in interest income.  For the first nine months of 2009 financing costs rose 31 percent from the prior year period, as foreign currency transaction losses and a reduction in interest income more than offset a decrease in interest expense driven by lower interest rates.

Provision for Income Taxes.  Our effective income tax rate for the third quarter and first nine months of 2009 was 31.2 percent and 148.0 percent, respectively, as compared to 34.9 percent and 34.5 percent in the prior year periods.  The rate decrease for third quarter 2009 primarily reflects the impact of certain discrete items.  The rate increase for the first nine months of 2009 primarily reflects the tax effect of our goodwill write-off and an increase to our valuation allowance in Korea in the second quarter of 2009.  Excluding the impact of Korea and discrete items, our effective tax rate for the third quarter and first nine months of 2009 would

have been approximately 34 percent, consistent with the comparable prior year periods.   See also Note 10 of the notes to the condensed consolidated financial statements.

Net Income Attributable to Non-controlling Interests.  The decrease in net income attributable to non-controlling interests for the third quarter and first nine months of 2009, as compared to the comparable prior year periods, primarily reflects lower earnings in Pakistan.

Comprehensive Income Attributable to CPI.  We recorded comprehensive income of $158 million for the third quarter of 2009, compared to a comprehensive loss of $321 million in the same period last year.  For the first nine months of 2009, we recorded comprehensive income of $194 million, as compared with a comprehensive loss of $23 million a year ago.  These increases primarily reflect the effects of our commodity hedging contracts and favorable variances in the currency translation adjustment, which more than offset our lower net income.  The favorable variances in the currency translation adjustment reflect a strengthening in end of period foreign currencies during the 2009 periods as compared to the 2008 periods when end of period foreign currencies had weakened.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 2009 was $368 million as compared to $16 million a year ago.  The increase in operating cash flow primarily reflects an improvement in cash flow from working capital activities, which more than offset our reduction in earnings.  The increase in cash flow from working capital activities was driven principally by a $307 million year over year change in our margin accounts related to corn futures and option contracts.  To manage price risk related to corn purchases in North America, we use corn futures and options contracts to lock in our corn costs associated with firm-priced customer sales contracts.  We are unable to hedge price risk related to co-product sales.  As the market price of corn fluctuates, our derivative instruments change in value and we fund any unrealized losses or receive cash for any unrealized gains related to outstanding corn futures and option contracts.  We plan to continue to use corn futures and option contracts to hedge the price risk associated with firm-priced customer sales contracts in our North American business and accordingly, we will be required to make or be entitled to receive, cash deposits for margin calls depending on the movement in the market price for corn.  Our cash flow from working capital activities for 2009 also reflects a significant reduction in inventories driven by reduced volume and lower corn prices.  Capital expenditures of $98 million for the first nine months 2009 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures for full year 2009 will approximate $150 million.  In the third quarter of 2009, we increased our ownership interest in GTC Nutrition from 75 percent to 100 percent by acquiring the shares from the holders of the non-controlling interest for $3 million in cash.  We recorded a charge of approximately $2 million to additional paid-in capital as a result of the transaction.

We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US revolving credit facility and a $30 million Canadian revolving credit facility (together, the “Revolving Credit Agreement”) that matures in April 2012.  At September 30, 2009, there were $234 million of borrowings outstanding under the US revolving credit facility.  We had no borrowings outstanding under the Canadian revolving credit facility at September 30, 2009.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $276 million of unused operating lines of credit in the various foreign countries in which we operate.  At September 30, 2009, we had total debt outstanding of $695 million, compared to $866 million at December 31, 2008.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $200 million of 6.0 percent senior notes due

2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $162 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.9 percent for the first nine months of 2009, down from 7.1 percent in the comparable prior year period.

On August 15, 2009, we repaid the $150 million 8.45 percent senior notes at the maturity date.

On September 16, 2009, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock.  This dividend was paid on October 26, 2009 to stockholders of record at the close of business on September 30, 2009.

We expect to issue long-term fixed-rate senior notes as appropriate opportunities are presented in the debt market.  In the event market conditions do not provide appropriate opportunities to issue new debt then we may be required to reclassify a loss associated with our $50 million Treasury Lock Agreement from the accumulated other comprehensive loss account included in the equity section of our balance sheet into earnings.  See also “Interest Rate Risk” below and Note 8 of the notes to the condensed consolidated financial statements for additional information.

The global economic recession presents many challenges.  Co-product values have declined substantially from the record levels of 2008 (particularly corn oil), market prices for corn are volatile, foreign currencies have weakened against the US dollar and it is taking us longer than it has in the past to recapture the impact of currency devaluations.  Additionally, world-wide demand for our products is soft.  Despite the difficulties presented by the global economic recession, we currently expect that our future operating cash flows, borrowing availability under our credit facilities and access to debt markets will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, potential acquisitions and other investing and/or financing strategies for the foreseeable future.

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

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income.  At September 30, 2009, our accumulated other comprehensive loss account included $99 million of losses, net of tax of $60 million, related to these derivative instruments.  It is anticipated that approximately $91 million of these losses, net of tax, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge up to 12 months forward.  As of September 30, 2009, we had $23 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  Generally, for interest rate swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount.  At September 30, 2009, we did not have any interest rate swaps outstanding.

In conjunction with our plan to issue long-term fixed-rate debt and in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt is expected to be based, we entered into a T-Lock with respect to $50 million of such future indebtedness (the “T-Lock”).  The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and we paid approximately $6 million, representing the losses on the T-Lock, to settle the agreements.  The $6 million loss was recorded to the accumulated other comprehensive loss account in the equity section of our balance sheet and will be amortized to financing costs over the term of the long-term fixed-rate debt that we plan to issue.  If we do not issue new debt, then we may be required to reclassify a portion of the deferred loss on the T-Lock from the accumulated other comprehensive loss account into earnings.  See also Note 8 of the notes to the condensed consolidated financial statements for additional information.

At September 30, 2009, our accumulated other comprehensive loss account included $6 million of losses (net of tax of $3 million) related to T-Locks, of which $3 million (net of tax of $2 million) related to the $50 million T-Lock.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2009.

New Accounting Standards

In December 2008, the FASB amended the disclosure requirements for employer’s disclosure of plan assets for defined benefit pension and other postretirement plans, which are included in the Codification in ASC Topic 715-20, Compensation-Retirement Benefits-Defined Benefit Plans-General (“ASC 715-20”).  The objective of the additional disclosure requirements is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  The additional disclosure requirements are effective for fiscal years ending after December 15, 2009.  The implementation of the additional disclosure requirements will not have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of the global economic recession and its impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; our ability to effectively integrate acquired businesses; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risk factors, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q or 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, and is incorporated herein by reference.  There have been no material changes to our market risk during the nine months ended September 30, 2009.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

On October 21, 2003, we submitted, on our own behalf and on behalf of our Mexican affiliate, CPIngredientes, S.A. de C.V. (previously known as Compania Proveedora de Ingredientes), a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the Additional Office of the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, we asserted that the imposition by Mexico of a discriminatory tax on beverages containing HFCS in force from 2002 through 2006 breached various obligations of Mexico under the investment protection provisions of NAFTA.  The case was bifurcated into two phases, liability and damages, and a hearing on liability was held before a Tribunal in July 2006.  In a Decision dated January 15, 2008, the Tribunal unanimously held that Mexico had violated NAFTA Article 1102, National Treatment, by treating beverages sweetened with HFCS produced by foreign companies differently than those sweetened with domestic sugar. In July 2008, a hearing regarding the quantum of damages was held before the same Tribunal.  Post-hearing submissions on specific topics relative to the damages claims were filed on October 31, 2008.

In an award rendered August 18, 2009, the Tribunal awarded damages to CPIngredientes in the amount of $58.386 million, representing after-tax lost profits in Mexico as a result of the illegal measure and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest. On October 1, 2009, we submitted to the Tribunal a request for correction of the award to avoid effective double taxation on the amount of the award in Mexico.  It is not known at this time what the time frame for resolution of this request may be; if the matter is not resolved in the near term, we may be obliged to pursue other available rights and remedies under applicable law to protect our interests.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs

July 1 – July 31, 2009	—	—	—	4,785 shares
August 1 – August 31, 2009	—	—	—	4,785 shares
Sept. 1 – Sept. 30, 2009	—	—	—	4,785 shares
Total	—		—

The Company has a stock repurchase program, which runs through November 30, 2010, that permits the Company to repurchase up to 5 million shares of its outstanding common stock.  As of September 30, 2009, the Company had repurchased 215 thousand shares under the program, leaving 4.79 million shares available for repurchase.

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE:	November 4, 2009	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE:	November 4, 2009	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Computation of Net Income per Share of Common Stock

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002