Form 10-K
period 2009-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2010-02-26
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $26.79 on June 30, 2009, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $2,026,000,000.

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 22, 2010, was 75,095,000.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be distributed in connection with its 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

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

Our consolidated net sales were $3.67 billion in 2009.  Approximately 62 percent of our 2009 net sales were provided from our North American operations, while our South American and Asia/African operations contributed approximately 27 percent and 11 percent, respectively.

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

Products

Sweetener Products.  Our sweetener products represented approximately 56 percent, 53 percent and 57 percent of our net sales for 2009, 2008 and 2007, respectively.

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

Starch Products.  Our starch products represented approximately 23 percent, 22 percent and 22 percent of our net sales for 2009, 2008 and 2007, respectively.  Starches are an important component in a wide range of processed foods, where they are used particularly as a thickener and binder.  Cornstarch is also sold to cornstarch packers for sale to consumers.  Starches are also used in paper production to produce a smooth surface for printed communications and to improve strength in recycled papers. In the corrugating industry, starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications.  The textile industry has successfully used starches for over a century to provide size and finishes for manufactured products.  Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling.

Co-Products and others.  Co-products and others accounted for 21 percent, 25 percent and 21 percent of our net sales for 2009, 2008 and 2007, respectively.  Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods.  Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high protein feed for chickens, pet food and aquaculture primarily, and steepwater is sold as an additive for animal feed.

Geographic Scope and Operations

We operate in one business segment, corn refining, and manage our business on a geographic regional basis.  Our business includes regional operations in North America, South America and Asia/Africa.  In 2009, approximately 62 percent of our net sales were derived from operations in North America, while net sales from operations in South

America and Asia/Africa represented approximately 27 percent and 11 percent of our net sales, respectively.  See Note 14 of the notes to the consolidated financial statements entitled “Segment Information” for additional financial information with respect to geographic areas.

In general, demand for our products is balanced throughout the year.  However, demand for sweeteners in South America is greater in the first and fourth quarters (its summer season) while demand for sweeteners in North America is greater in the second and third quarters.  Due to the offsetting impact of these demand trends, we do not experience material seasonal fluctuations in our business.

Our North America region consists of operations in the US, Canada and Mexico. The region’s facilities include 10 plants producing regular and modified starches, dextrose, high fructose, glucose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, polyols, caramel color and fructooligosaccharides. Our plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for our US and export customers. Our other US plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do our Canadian plants in Cardinal, London and Port Colborne, Ontario. Our Winston-Salem, Stockton, Port Colborne and London plants primarily produce high fructose corn syrup. We are the largest corn refiner in Mexico, with plants in Guadalajara, Mexico City and San Juan del Rio.  We also have a plant in Mapleton, Illinois which produces a wide range of polyols, including liquid and crystalline sorbitol.

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

Customers

We supply a broad range of customers in over 60 industries. Approximately 27 percent of our 2009 net sales were to companies engaged in the processed foods industry and approximately 14 percent of our 2009 net sales were to companies engaged in the soft drink industry.  Additionally, sales to the brewing industry and to the animal feed market each represented approximately 12 percent of our 2009 net sales.

Raw Materials

The basic raw material of the corn refining industry is yellow dent corn.  The supply of corn in the United States has been, and is anticipated to continue to be, adequate for our domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of various factors including: farmer planting decisions, climate, and government policies (including those related to the production of ethanol), livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements.  Demand for corn in the US to produce ethanol was a significant factor in increasing the price of corn in 2007 and 2008.

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

Due to the competitive nature of the corn refining industry and the availability of substitute products not produced from corn, such as sugar from cane or beets, end product prices may not necessarily fluctuate in a manner that correlates to raw material costs of corn.

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

Employees

As of December 31, 2009 we had approximately 8,100 employees, of which approximately 900 were located in the United States.  Approximately 32 percent of US and 53 percent of our non-US employees are unionized.  In addition, the Company has approximately 1,000 temporary employees.

Government Regulation and Environmental Matters

As a manufacturer and maker of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various US, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act.  We and many of our products are also subject to regulation by various government agencies, including the United States Food and Drug Administration.   Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity and labeling.  Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on us in 2009.  We may also be required to comply with US, state, foreign and local laws regulating food handling and storage.  We believe these laws and regulations have not negatively affected our competitive position.

Our operations are also subject to various US, state, foreign and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, and other regulations intended to protect public health and the environment.  The Company operates industrial boilers that fire natural gas, coal, or biofuels to operate its manufacturing facilities and are its primary source of greenhouse gas emissions.  Based on current laws and regulations and the enforcement and interpretations thereof, we do not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that we will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on our future financial condition and results of operations.

During 2009 we spent approximately $6 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects.  We currently anticipate that we will spend approximately $5 million for environmental facilities and programs in 2010 and a similar amount in 2011.

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

Name	Age	Positions, Offices and Business Experience

Ilene S. Gordon	56

Ms. Gordon has been Chairman of the Board, President and Chief Executive Officer of the Company since May 4, 2009. She was President and Chief Executive Officer of Rio Tinto’s Alcan Packaging, a multinational business unit engaged in flexible and specialty packaging, from October 2007 until she took office as Chairman of the Board, President and Chief Executive Officer of the Company. From December 2006 to October 2007, Ms. Gordon was a Senior Vice President of Alcan Inc. and President and Chief Executive Officer of Alcan Packaging. Alcan Packaging was acquired by Rio Tinto in October 2007. From 2004 until December 2006, Ms. Gordon served as President of Alcan Food Packaging Americas, a division of Alcan Inc. From 1999 until Alcan’s December 2003 acquisition of Pechiney Group, Ms. Gordon was a Senior Vice President of Pechiney Group and President of Pechiney Plastic Packaging, Inc., a global flexible packaging business. Prior to joining Pechiney in June 1999, Ms. Gordon spent 17 years with Tenneco Inc., where she most recently served as Vice President and General Manager, heading up Tenneco’s folding carton business. Ms. Gordon also serves as a director of Arthur J. Gallagher & Co., an international insurance brokerage and risk management business, The Executives’ Club of Chicago, The Chicago Council on Global Affairs and Northwestern Memorial Hospital. She is also a Trustee of The Conference Board. Ms. Gordon served as a director of United Stationers Inc., a wholesale distributor of business products and a provider of marketing and logistics services to resellers, from January 2000 until May 2009.

Cheryl K. Beebe	54

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

Jorge L. Fiamenghi	54

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

Jack C. Fortnum	53

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

James J. Hirchak	56

Vice President — Human Resources since December 1997. Mr. Hirchak joined CPC in 1976 and held various Human Resources positions in CPC until 1984, when he joined the CPC Corn Products Division. In 1987, Mr. Hirchak was appointed Director, Human Resources for Corn Products’ North American Operations and he served as Vice President, Human Resources for the Corn Products Division of CPC from 1992 to 1997. He is a member of the Board of Directors of Accion Chicago, Inc. Mr. Hirchak has announced his decision to retire from the Company, effective March 31, 2010.

Kimberly A. Hunter	48

Corporate Treasurer since February 2004. Ms. Hunter previously served as Director of Corporate Treasury from September 2001 to February 2004. Prior to that, she served as Managing Director, Investment Grade Securities at Bank One Corporation, a financial institution, from 1997 to 2000 and as Vice President, Capital Markets of Bank One from 1992 to 1997.

Mary Ann Hynes	62

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

Robin A. Kornmeyer	61

Vice President since September 2002 and Controller since January 2002. Prior to that, Mr. Kornmeyer served as Corporate Controller at Foster Wheeler Ltd., a worldwide engineering and construction company, from 2000 to 2002.

John F. Saucier	56

Vice President and President Asia/Africa Division and Global Business Development since November 2007. Mr. Saucier previously served as Vice President, Global Business and Product Development, Sales and Marketing from April 2006 to November 2007. Prior to that, Mr. Saucier was President, Integrated Nylon Division of Solutia Inc., a specialty chemical manufacturer from May 2004 to March 2005, and Vice President of Solutia and General Manager of its Integrated Nylon Division from September 2001 to May 2004. Solutia Inc. and 14 of its US subsidiaries filed voluntary petitions under the bankruptcy laws in December 2003.

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

Economic conditions are weak in the US and many other countries and regions in which we do business, and may remain challenging for the foreseeable future.  General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt markets and the strength of the US economy and the local economies in which we operate.  While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.

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

In addition, the currently weak worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can increase our inventory carrying costs.  Alternatively, this forecasting difficulty could cause a shortage of products that could result in an inability to satisfy demand for our products.

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

We primarily sell world commodities.  Historically, local prices have adjusted relatively quickly to offset the effect of local currency devaluations, but there can be no assurance that this will continue to be the case.  We may hedge transactions that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction.  We are subject to the risks normally attendant to such hedging activities.

Raw material and energy price fluctuations, and supply interruptions and shortages could adversely affect our results of operations.

Our finished products are made primarily from corn. Purchased corn accounts for between 40 percent and 65 percent of finished product costs.  Energy costs represent approximately 12 percent of our finished product costs. We use energy primarily to create steam in our production process and to dry product. We consume coal, natural gas, electricity, wood and fuel oil to generate energy.  The market prices for these commodities may vary considerably depending on supply and demand, world economies and other factors.  We purchase these commodities based on our anticipated usage and future outlook for these costs.  We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.

In North America, we sell a large portion of our finished products at firm prices established in supply contracts typically lasting for periods of up to one year.  In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures contracts, or take other hedging positions in the corn futures market.  We are unable to hedge price risk related to co-product sales.  These derivative contracts typically mature within one year.  At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the futures contract price.  These hedging instruments are subject to fluctuations in value; however, changes in the value of the underlying exposures we are hedging generally offset such fluctuations.  The fluctuations in the fair value of theses hedging instruments may affect the cash flow of the Company.  We fund any unrealized losses or receive cash for any unrealized gains on a daily basis.  While the corn futures contracts or hedging positions are intended to minimize the effect of volatility of corn costs on operating profits, the hedging activity can result in losses, some of which may be material.  Outside of North America, sales of finished products under long-term, firm-priced supply contracts are not material.  We also use derivative financial instruments to hedge portions of our natural gas costs, primarily in our North American operations.

Due to market volatility, we cannot assure that we can adequately pass potential increases in the cost of corn on to customers through product price increases or purchase quantities of corn at prices sufficient to sustain or increase our profitability.

Our corn purchasing costs, which include the price of the corn plus delivery cost, account for 40 percent to 65 percent of our product costs.  The price and availability of corn is influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost that are difficult to anticipate and which we cannot control.  Demand for corn in the US to produce ethanol was a significant factor in increasing the price of corn in 2007 and 2008.  That demand has been significantly impacted by US governmental policies designed to encourage the production of ethanol.  In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup.

Our profitability may be affected by other factors beyond our control.

Our operating income and ability to increase profitability depend to a large extent upon our ability to price finished products at a level that will cover manufacturing and raw material costs and provide an acceptable profit margin. Our ability to maintain appropriate price levels is determined by a number of factors largely beyond our control, such as aggregate industry supply and market demand, which may vary from time to time, and the economic conditions of the geographic regions where we conduct our operations.

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

Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products containing sweetener products in favor of foods that are perceived as being more healthy, could reduce our sales and profitability, and such a reduction could be material. Increasing concern among consumers, public health professionals and government agencies about the potential health concerns associated with obesity and inactive lifestyles represent a significant challenge to some of our customers, including those engaged in the soft drink industry.

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

Approximately 32 percent of US and 53 percent of non-US employees are members of unions.  Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

Our reliance on certain industries for a significant portion of our sales could have a material adverse affect on our business.

Approximately 27 percent of our 2009 sales were made to companies engaged in the processed foods industry and approximately 14 percent were made to companies in the soft drink industry.  Additionally, sales to the brewing industry and to the animal feed market each represented approximately 12 percent of our 2009 net sales.  If our processed foods customers, soft drink customers, brewing industry customers or animal feed customers were to substantially decrease their purchases, our business might be materially adversely affected.

An outbreak of a life threatening communicable disease could negatively impact our business.

If the economies of any countries where we sell or manufacture products are affected by an outbreak of a life threatening communicable diseases such as Severe Acute Respiratory Syndrome (“SARS”) or the Avian Flu, it could result in decreased sales and unfavorably impact our business.

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

The recognition of impairment charges on goodwill or long-lived assets could adversely impact our future financial position and results of operations.

In the second quarter of 2009, we recorded a write-off of $119 million of goodwill pertaining to our operation in South Korea.  See Note 4 of the notes to the consolidated financial statements included in this Form 10-K for additional information regarding the write-off.

We perform an annual impairment assessment for goodwill and, as necessary, for long-lived assets.  If the results of such assessments were to show that the fair value of our property, plant and equipment or goodwill were less than the carrying values, we could be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material.  Our annual impairment assessment as of December 31, 2009 did not result in any additional impairment charges for the year.

Even though it was determined that there was no additional long-lived asset impairment as of December 31, 2009, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of December 31, 2010.

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

Corn refining is a capital intensive industry. We have 28 plants and have preventive maintenance and de-bottlenecking programs designed to maintain and improve grind capacity and facility reliability. If we encounter operating difficulties at a plant for an extended period of time or start up problems with any capital improvement projects, we may not be able to meet a portion of sales order commitments and could incur significantly higher operating expenses, both of which could adversely affect our operating results.  We also use boilers to generate steam required in our manufacturing processes. An event that impaired the operation of a boiler for an extended period of time could have a significant adverse effect on the operations of any plant where such event occurred.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES

We operate, directly and through our consolidated subsidiaries, 28 manufacturing facilities, all of which are owned. In addition, we lease our corporate headquarters in Westchester, Illinois. The following list details the locations of our manufacturing facilities within each of our three geographic regions:

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

We have electricity co-generation facilities at all of our US and Canadian plants with the exception of Mapleton, Illinois, as well as at our plants in San Juan del Rio, Mexico; Baradero, Argentina; and Balsa Nova and Mogi-Guacu, Brazil, that provide electricity at a lower cost than is available from third parties. We generally own and operate these co-

generation facilities, except for the facilities at our Stockton, California; Cardinal, Ontario; and Balsa Nova and Mogi-Guacu, Brazil locations, which are owned by, and operated pursuant to co-generation agreements with, third parties.

In recent years, we have made significant capital expenditures to update, expand and improve our facilities, spending $146 million in 2009.  We believe these capital expenditures will allow us to operate efficient facilities for the foreseeable future.   We currently anticipate that capital expenditures for 2010 will approximate $175 million to $200 million.

ITEM 3.  LEGAL PROCEEDINGS

On October 21, 2003, we submitted, on our own behalf and on behalf of our Mexican affiliate, CPIngredientes, S.A. de C.V., (previously known as Compania Proveedora de Ingredientes) a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the Additional Office of the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, we asserted that the imposition by Mexico of a discriminatory tax on beverages containing HFCS in force from 2002 through 2006 breached various obligations of Mexico under NAFTA.  The case was bifurcated into two phases, liability and damages, and a hearing on liability was held before a Tribunal in July 2006.  In a Decision dated January 15, 2008, the Tribunal issued an order holding that Mexico had violated NAFTA Article 1102, National Treatment. In July 2008, a hearing regarding the quantum of damages was held before the same Tribunal.  We sought damages and pre- and post-judgment interest totaling $288 million through December 31, 2008.  In an award rendered August 18, 2009, the Tribunal awarded damages to the Company in the amount of $58.386 million, representing lost profits in Mexico as a result of the tax and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest (the “Award”). On October 1, 2009, we submitted to the Tribunal a request for correction of the Award to avoid effective double taxation on the amount of the Award in Mexico. On November 16, 2009 the Company preserved its appeal rights by entering a Notice of Application in the Superior Court of Justice of Ontario, Canada pending the outcome of the request for correction or interpretation.  See also Note 13 of the notes to the consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2009.

PART II

ITEM 5.                              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPO.”  The number of holders of record of our common stock was 7,100 at January 31, 2010.

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

The quarterly high and low sales prices for our common stock and cash dividends declared per common share for 2008 and 2009 are shown below.

	1st QTR	2nd QTR	3rd QTR	4th QTR
2009
Market prices
High	$31.15	$28.97	$32.37	$31.90
Low	17.80	18.04	24.15	26.70
Per share dividends	$0.14	$0.14	$0.14	$0.14

2008
Market prices
High	$40.15	$54.96	$49.69	$32.53
Low	31.42	35.46	28.83	17.51
Per share dividends	$0.12	$0.14	$0.14	$0.14

Issuer Purchases of Equity Securities:

The following table summarizes information with respect to our purchases of our common stock during the fourth quarter of 2009.

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Oct. 1 – Oct. 31, 2009	—	—	—	4,785 shares
Nov. 1 – Nov. 30, 2009	—	—	—	4,785 shares
Dec. 1 – Dec. 31, 2009	—	—	—	4,785 shares
Total	—	—	—

On November 7, 2007, our Board of Directors approved a stock repurchase program, which runs through November 30, 2010, authorizing repurchase up to 5 million shares of our outstanding common stock.  As of December 31, 2009, we had 4.8 million shares available for repurchase under this program.

ITEM 6.                              SELECTED FINANCIAL DATA

Selected financial data is provided below.

(in millions, except per share amounts)	2009	2008	2007	2006	2005

Summary of operations:

Net sales	$3,672	$3,944	$3,391	$2,621	$2,360

Net income attributable to CPI (a)	41	267	198	124	90

Net earnings per common share of CPI (a):

Basic	$0.55	$3.59	$2.65	$1.67	$1.20

Diluted	$0.54	$3.52	$2.59	$1.63	$1.19

Cash dividends declared per common share of CPI	$0.56	$0.54	$0.40	$0.33	$0.28

Balance sheet data:

Working capital	$480	$438	$415	$320	$261

Property, plant and equipment-net	1,564	1,447	1,500	1,356	1,274

Total assets	2,952	3,207	3,103	2,645	2,389

Long-term debt	408	660	519	480	471

Total debt	544	866	649	554	528

Redeemable common stock	14	14	19	44	29

Total equity (b)	$1,704	$1,406	$1,626	$1,349	$1,227

Shares outstanding, year end	74.9	74.5	73.8	74.3	73.8

Additional data:

Depreciation and amortization	$130	$128	$125	$114	$106

Capital expenditures	146	228	177	171	143

(a)

Includes an after-tax charge of $110 million, or $1.47 per diluted common share, for impaired assets and restructuring costs in 2009.  See Note 4 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(b)	Includes non-controlling interests.

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

In 2009, we experienced significant declines in net sales, operating income, net income and diluted earnings per common share from our strong performance of a year ago.  Our diluted earnings per common share of $0.54 for 2009, which includes a charge of $1.47 per diluted common share (see below), declined substantially from our record diluted earnings per common share of $3.52 in 2008.  The global economic recession continued to negatively impact our business in 2009.  Improved product selling prices for sweeteners and starches were not sufficient to offset the unfavorable impacts of significantly lower co-product selling prices, foreign currency devaluations and weaker volumes.  Given this difficult environment, we recorded a $125 million charge ($110 million after-tax, or $1.47 per diluted common share) for impaired assets and restructuring costs in the second quarter of 2009.  Among other things, the charge included the write-off of $119 million of goodwill pertaining to the Company’s operations in South Korea and a $5 million charge to write-off impaired assets in North America.  See also Note 4 of the notes to the consolidated financial statements.  While it has been a difficult year, our quarterly gross profit margins and operating income (adjusted to exclude the second quarter impairment and restructuring charge) have improved sequentially throughout 2009 as we worked through higher net corn costs, foreign currencies became more favorable and volumes began to recover.  During the second-half of 2009 and particularly in the fourth quarter, co-product pricing improved and foreign currencies strengthened, as compared to the first-half of 2009.  In 2010, we anticipate improved co-product pricing and favorable foreign currency translation effects, as compared to 2009.  Additionally, while demand for our products remains relatively soft due to the global economic recession, we currently expect improved sales and earnings in 2010 as economic conditions improve.

We generated strong operating cash flow in 2009 that we used to, among other things, reduce debt and invest in our business.  Despite the difficulties presented by the weak global economy, we currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to grow our business and meet our financial obligations.

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

2009 Compared to 2008

Net Income attributable to CPI.  Net income attributable to CPI for 2009 decreased 85 percent to $41 million, or $0.54 per diluted common share, from 2008 net income of $267 million, or $3.52 per diluted common share.   Our results for 2009 include a $125 million charge ($110 million after-tax, or $1.47 per diluted common share) for impaired assets and restructuring costs that was recorded in the second quarter of 2009.  The charge consists of a $119 million write-off of goodwill pertaining to our operations in South Korea, a $5 million write-off of impaired assets in North America and a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in our Asia/Africa region.  See also Note 4 of the notes to the consolidated financial statements.  Our results for 2008 included $16 million of expenses ($11 million net of income taxes, or $0.14 per diluted common share) related to the terminated merger with Bunge Limited.

While the decrease in net income includes the impact of the impairment and restructuring charges, it also reflects a significant decline in operating income across all of our regions principally driven by reduced co-product selling prices, higher North American corn costs, foreign currency devaluations and lower sales volumes.  Increased financing costs also contributed to the decline.

Net Sales.  Net sales for 2009 decreased to $3.67 billion from $3.94 billion in 2008, as sales declined in each of our regions.

A summary of net sales by geographic region is shown below:

(in millions)	2009	2008	Decrease	% Change
North America	$2,268	$2,370	$(102)	(4)%
South America	1,012	1,120	(108)	(10)%
Asia/Africa	392	454	(62)	(14)%

Total	$3,672	$3,944	$(272)	(7)%

The decrease in net sales reflects unfavorable currency translation of 5 percent attributable to weaker foreign currencies and a 2 percent volume decline due to reduced demand attributable to the global economic recession.  Price/product mix was relatively flat.  Co-product sales of approximately $673 million for 2009 decreased 23 percent from $871 million in 2008, driven primarily by lower pricing, and to a lesser extent, by reduced volume and foreign currency weakness.  We expect improved co-product sales in 2010 driven by higher market prices, particularly for corn oil.

Sales in North America decreased 4 percent primarily due to a 4 percent volume reduction principally driven by weak demand in the United States.  Price/product mix improvement of 1 percent was offset by a 1 percent decline attributable to currency translation relating to a weaker Canadian dollar.  Price/product mix improved despite the unfavorable impact of approximately $114 million from lower co-product selling prices.  Sales in South America decreased 10 percent, primarily due to unfavorable currency translation attributable to weaker South American currencies, which reduced sales by approximately 10 percent.  Improved volume of 3 percent, driven principally by increased shipments to the brewing industry, was offset by a price/product mix decline of 3 percent that was mainly due to lower co-product values.  Sales in

Asia/Africa decreased 14 percent, reflecting an 11 percent decline attributable to currency translation associated with weaker Asian/African currencies and a 3 percent volume reduction due to lower demand.  Price/product mix was up slightly.

Cost of Sales.  Cost of sales for 2009 decreased 3 percent to $3.15 billion from $3.24 billion in 2008.  The decrease principally reflects reduced volume and currency translation.  Currency translation attributable to the stronger US dollar caused cost of sales for 2009 to decrease approximately 5 percent from 2008.  Gross corn costs for 2009 were relatively unchanged from 2008, as higher corn costs in North America were offset by reduced costs in South America and the impact of currency translation associated with weaker foreign currencies.  Energy costs for 2009 decreased approximately 1 percent from the prior year.  Our gross profit margin for 2009 was 14 percent, compared to 18 percent in 2008, principally reflecting reduced profitability and margins throughout our business.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for 2009 were $247 million, down from $275 million in 2008.  This decrease primarily reflects weaker foreign currencies and reduced compensation-related costs.  Currency translation caused operating expenses for 2009 to decrease approximately 4 percent from a year ago, reflecting the weaker foreign currencies.  Additionally, bad debt expense decreased $4 million from last year.  Our bad debt expense was higher than normal in 2008 due to the global economic crisis.  We may be required to provide for additional credit losses in the future should the global economy deteriorate in the future.  SG&A expenses for 2009 represented 7 percent of net sales, consistent with the prior year.

Other Income-net.  Other income-net of $5 million for 2009 increased slightly from other income-net of $4 million last year.  Other income for 2009 includes various insurance and tax recoveries approximating $2 million and a $2 million gain from the sale of land.  Other income for 2008 includes $16 million of costs pertaining to the terminated Bunge merger.  Other income for 2008 also includes various insurance and tax recoveries approximating $8 million and a $5 million gain from the sale of land.  Fee and royalty income of $1 million for 2009 declined $1 million from 2008.

Operating Income.  A summary of operating income is shown below:

(in millions)	2009	2008	Favorable (Unfavorable) Variance	Favorable (Unfavorable) % Change
North America	$177	$313	$(136)	(44)%
South America	138	151	(13)	(9)%
Asia/Africa	17	38	(21)	(56)%
Corporate expenses	(54)	(52)	(2)	(3)%
Impairment/restructuring charges	(125)	—	(125)
Costs of terminated merger	—	(16)	16
Operating income	$153	$434	$(281)	(65)%

Operating income for 2009 decreased to $153 million from $434 million in 2008.  This decrease partially reflects the impact of the $125 million impairment and restructuring charge that we recorded in the second quarter of 2009.  The 2008 results include $16 million of expenses related to the terminated merger with Bunge.  Without the impairment and restructuring charge for 2009 and the Bunge expenses for 2008, operating income would have declined 38 percent to $278 million in 2009 from $450 million in 2008, as earnings declined across all of our regions.  Currency translation caused operating income to decline by approximately $25 million from 2008, reflecting weaker foreign currencies.  North America operating income decreased 44 percent to $177 million from $313 million a year ago, as earnings declined throughout the region.  The decline primarily reflects lower co-product pricing, higher corn costs and reduced sales volumes attributable to the weak economy.  Currency translation attributable to the weaker Canadian dollar caused operating income to decline by approximately $5 million in the region.  South America operating income decreased 9 percent to $138 million from $151 million in 2008, as translation effects associated with weaker South American currencies caused operating income to decline by approximately $16 million in the region.  Reduced product selling prices, particularly for co-products, also contributed to the earnings decline in the region.  Lower corn costs partially offset the unfavorable translation impact of the weaker South American currencies and decreased product selling prices in the region.  Asia/Africa operating income decreased 56 percent to $17 million from $38 million a year ago, as earnings declined throughout the region and most significantly in South Korea and Pakistan.  These earnings declines primarily reflect reduced sales volume attributable to the difficult economy and a government power rationing program in Pakistan, higher corn costs and weaker foreign currencies.  Currency translation attributable to weaker foreign currencies reduced operating income by approximately $4 million in the region.

Financing Costs-net.  Financing costs-net increased to $38 million in 2009 from $29 million in 2008.  The increase mainly reflects foreign currency transaction losses and a reduction in interest income, which more than offset a decrease in interest expense driven by lower interest rates.  Capitalized interest for 2009 was $7 million, as compared to $8 million in 2008.

Provision for Income Taxes.  Our effective income tax rate was 59.5 percent in 2009, as compared to 32.0 percent in 2008.  The increase primarily reflects the tax effect of our goodwill write-off and an increase to our valuation allowance in Korea in the second quarter of 2009.  Excluding the impact of the impairment and restructuring charges, our effective income tax rate for 2009 would have been approximately 35 percent.   See also Note 8 of the notes to the consolidated financial statements.

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests decreased to $6 million in 2009 from $8 million in 2008.  The decrease from 2008 mainly reflects the effect of lower earnings in Pakistan and China.

Comprehensive Income (Loss).  We recorded comprehensive income of $327 million, as compared with a comprehensive loss of $212 million a year ago.  The increase primarily reflects the effects of our corn and gas hedging contracts and favorable variances in the currency translation adjustment, which more than offset our lower net income.  The favorable variances in the currency translation adjustment reflect a strengthening in end of period 2009 foreign currencies relative to the US dollar, as compared to a year ago when end of period foreign currencies had weakened. Stronger end of period currencies in Brazil, Canada, Colombia and South Korea accounted for most of the favorable translation variance.

2008 Compared to 2007

Net Income attributable to CPI.  Net income attributable to CPI for 2008 increased 35 percent to $267 million, or $3.52 per diluted common share, from 2007 net income of $198 million, or $2.59 per diluted common share.

The increase in net income for 2008 primarily reflects a significant increase in operating income driven by improved results in North America and South America, which more than offset lower results in Asia/Africa.  Our results for 2008 include $16 million of expenses ($11 million net of income taxes, or $0.14 per diluted common share) related to the terminated merger with Bunge.  The 2007 results included a $6 million pretax gain ($4 million net of income taxes, or $0.05 per diluted common share) associated with our investment in the CME Group Inc.

Net Sales.  Net sales for 2008 increased to $3.94 billion from $3.39 billion in 2007, as sales grew in each of our regions.

A summary of net sales by geographic region is shown below:

(in millions)	2008	2007	Increase	% Change
North America	$2,370	$2,052	$318	15%
South America	1,120	925	195	21%
Asia/Africa	454	414	40	10%

Total	$3,944	$3,391	$553	16%

The increase in net sales reflects price/product mix improvement of 20 percent ($677 million), which more than offset a volume decline of 4 percent ($117 million) and a slight decrease ($7 million) attributable to weaker foreign currencies relative to the US dollar. The translation impact of weaker average Asian currencies was substantially offset by stronger average South American currencies.  Co-product sales of approximately $871 million for 2008 increased 37 percent over 2007, primarily reflecting higher pricing.

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

Selling, General and Administrative Expenses.  SG&A expenses for 2008 were $275 million, up from $249 million in 2007.  This increase principally reflects higher compensation-related costs.  Additionally, bad debt expense increased $5 million reflecting the difficult economic environment.  Currency translation was negligible as the effect of stronger average currencies in South America were offset by weaker currencies in Asia/Africa.  SG&A expenses for 2008 represented 7 percent of net sales, consistent with 2007.

Other Income-net.  Other income-net of $4 million for 2008 declined $6 million from other income-net of $10 million in 2007.  Other income for 2008 includes $16 million of costs pertaining to the terminated Bunge merger.  Other income for 2008 also includes various insurance and tax recoveries approximating $8 million and a $5 million gain from the sale of land.  Other income for 2007 includes the $6 million gain relating to our investment in CME.  Fee and royalty income for 2008 was consistent with 2007.

Operating Income.  A summary of operating income is shown below:

(in millions)	2008	2007	Favorable (Unfavorable) Variance	Favorable (Unfavorable) % Change
North America	$313	$234	$79	34%
South America	151	115	36	31%
Asia/Africa	38	45	(7)	(16)%
Corporate expenses	(52)	(53)	1	2%
Costs of terminated merger	(16)	—	(16)
Gain on CME investment	—	6	(6)
Operating income	$434	$347	$87	25%

Operating income for 2008 increased 25 percent to $434 million from $347 million in 2007 driven by strong earnings growth in North America and South America.  Currency translation was negligible as the impact of weaker average Asian currencies was substantially offset by the effect of stronger average South American and North American currencies.  The 2008 results include $16 million of expenses related to the terminated merger with Bunge.  The 2007 results included a $6 million gain associated with our investment in the CME Group Inc.  North America operating income increased 34 percent to $313 million in 2008 from $234 million in 2007, reflecting earnings growth throughout the region, driven principally by higher product selling prices that more than offset increased corn and energy costs.  Currency translation attributable to the stronger Canadian dollar contributed approximately $1 million to the operating income increase in the region.  South America operating income increased 31 percent to $151 million from $115 million in 2007, reflecting strong earnings growth in Brazil and the Southern Cone of South America.   This earnings growth was principally driven by higher product selling prices that more than offset increased corn and energy costs.  Currency translation, primarily associated with the stronger Brazilian Real, contributed approximately $7 million to the operating income increase in the region.  Asia/Africa operating income declined 16 percent from 2007 as lower earnings in South Korea more than offset earnings growth in the rest of the region.  The earnings decline in South Korea was driven by higher corn and ocean freight costs and reduced sales volume attributable to a softer economy and increased competition.  Additionally, currency translation attributable to weaker Asian currencies reduced operating income by approximately $7 million in the region.

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

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests increased to $8 million in 2008 from $5 million in 2007.  The increase from 2007 mainly reflects the effect of earnings growth in Pakistan and China.

Comprehensive Income (Loss).  We recorded a comprehensive loss of $212 million in 2008, as compared with comprehensive income of $306 million in 2007.  The decrease in comprehensive income primarily reflects unfavorable variances in the currency translation adjustment and losses on cash flow hedges related to our corn and gas hedging contracts, which more than offset our net income growth.  The $313 million unfavorable variance in the currency translation adjustment reflects a weakening in end of period 2008 foreign currencies relative to the US dollar, as compared to 2007, when end of period foreign currencies appreciated for the year.  Weaker end of period 2008 currencies in Brazil, Korea and Canada accounted for most of the unfavorable translation variance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, our total assets were $2.95 billion, down from $3.21 billion at December 31, 2008.  This decrease primarily reflects a decrease in our margin accounts relating to corn futures contracts, our write-off of the Korean goodwill and other impaired assets in North America and a reduction in inventories, partially offset by translation effects associated with stronger end of period foreign currencies relative to the US dollar.  Total equity increased to $1.70 billion at December 31, 2009 from $1.41 billion at December 31, 2008, primarily reflecting a decrease in the accumulated other comprehensive loss due to favorable currency translation effects attributable to stronger end of period 2009 foreign currencies and the effects of our commodity hedging contracts.

We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US revolving credit facility and a $30 million Canadian revolving credit facility (together, the “Revolving Credit Agreement”) that matures in April 2012.  We guarantee the Canadian revolving credit facility.  At December 31, 2009, there were $109 million of borrowings outstanding under the US revolving credit facility.  We had no borrowings outstanding under the Canadian revolving credit facility at December 31, 2009.  In addition, we have a number of short-term credit facilities consisting of operating lines of credit.  At December 31, 2009, we had total debt outstanding of $544 million, compared to $866 million at December 31, 2008.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $200 million of 6.0 percent senior notes due 2017, $100 million (face amount) of 6.625 percent senior notes due 2037 and $136 million of consolidated subsidiary debt consisting of local country short-term borrowings.  Corn Products International, as the parent company, guarantees certain obligations of its consolidated subsidiaries.  At December 31, 2009, such guarantees aggregated $21 million.  Management believes that such consolidated subsidiaries will meet their financial obligations as they become due.

Historically, the principal source of our liquidity has been our internally generated cash flow, which we supplement as necessary with our ability to borrow on our bank lines and to raise funds in the capital markets.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $322 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 5.0 percent and 6.9 percent for 2009 and 2008, respectively.

Net Cash Flows

A summary of operating cash flows is shown below:

(in millions)	2009	2008
Net income	$47	$275
Write-off of impaired assets	124	—
Depreciation and amortization	130	128
Deferred income taxes	—	12
Stock option expense	5	5
Changes in working capital	257	(458)
Deposit with tax authority	—	(13)
Other	23	(28)

Cash provided by (used for) operations	$586	$(79)

Cash provided by operations was $586 million in 2009, as compared with cash used for operations of $79 million in 2008.  The increase in operating cash flow primarily reflects an improvement in cash flow from working capital activities, which more than offset our reduction in earnings.  The increase in cash flow from working capital activities was driven principally by a $537 million year over year change in our margin accounts related to corn futures and option contracts.  To manage price risk related to corn purchases in North America, we use derivative instruments (corn futures and options contracts) to lock in our corn costs associated with firm-priced customer sales contracts.  We are unable to hedge price risk related to co-product sales.  As the market price of corn fluctuates, our derivative instruments change in value and we fund any unrealized losses or receive cash for any unrealized gains related to outstanding corn futures and option contracts.  Due to the substantial change in the market price of corn in 2008, we were required to fund significant losses associated with our derivative instruments, particularly during the second half of 2008.  As expected, these cash payments were recovered in 2009 when the related corn was used in our manufacturing process and we collected the proceeds from the sales of our products to our customers. We plan to continue to use corn futures and option contracts to hedge the price risk associated with firm-priced customer sales contracts in our North American business and accordingly, we will be required to make or be entitled to receive, cash deposits for margin calls depending on the movement in the market price for corn.  Our improved cash flow from working capital activities also reflects a significant reduction in inventories for 2009 driven by reduced volume and lower corn prices.

Listed below is our primary investing and financing activities for 2009:

Sources (Uses)
of Cash
(in millions)
Capital expenditures	$(146)
Payments on debt	(340)
Dividends paid (including dividends of $3 to non-controlling interests)	(45)

On August 15, 2009, we repaid $150 million to retire our 8.45 percent senior notes at the maturity date.  We had repaid $31 million of the 8.45 percent senior notes earlier in 2009.

On November 18, 2009, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock.  The cash dividend was paid on January 25, 2010 to stockholders of record at the close of business on January 4, 2010.

We currently anticipate that capital expenditures for 2010 will be in the range of $175 million to $200 million.

We expect to issue long-term fixed-rate senior notes.  In the event market conditions do not provide appropriate opportunities to issue new debt then we may be required to reclassify a loss associated with our $50 million Treasury Lock Agreement from the accumulated other comprehensive loss account included in the equity section of our balance sheet into earnings.  See also “Interest Rate Risk” below and Note 6 of the notes to the consolidated financial statements for additional information.

Despite the difficulties presented by the global economic recession, we currently expect that our future operating cash flows, borrowing availability under our credit facilities and access to capital markets will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, potential acquisitions and other investing and/or financing strategies for the foreseeable future.

Hedging

We are exposed to market risk stemming from changes in commodity prices, foreign currency exchange rates and interest rates.  In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange traded derivatives or over-the-counter derivatives with investment grade counterparties.  Our hedging transactions include but are not limited to a variety of derivative financial instruments such as commodity futures, options and swap contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  See Note 5 of the notes to the consolidated financial statements for additional information.

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income.  At December 31, 2009, our accumulated other comprehensive loss account included $28 million of losses, net of tax of $20 million, related to these derivative instruments.  It is anticipated that these losses, net of tax, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  As of December 31, 2009, we had $22 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At December 31, 2009, we did not have any interest rate swaps outstanding.

In conjunction with our plan to issue long-term fixed-rate debt and in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt is expected to be based, we entered into a T-Lock with respect to $50 million of such future indebtedness (the “T-Lock”).  The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and we paid approximately $6 million, representing the losses on the T-Lock, to settle the agreements.  The $6 million loss was recorded to the accumulated other comprehensive loss account in the equity section of our balance sheet and will be amortized to financing costs over the term of the long-term fixed-rate debt that we plan to issue.  If we do not issue new debt, then we may be required to reclassify a portion of the deferred loss on the T-Lock from the accumulated other comprehensive loss account into earnings.  See also Note 6 of the notes to the consolidated financial statements for additional information.

At December 31, 2009, our accumulated other comprehensive loss account included $5 million of losses (net of tax of $3 million) related to T-Locks, of which $3 million (net of tax of $2 million) related to the $50 million T-Lock.

Contractual Obligations and Off Balance Sheet Arrangements

The table below summarizes our significant contractual obligations as of December 31, 2009.  Information included in the table is cross-referenced to the notes to the consolidated financial statements elsewhere in this report, as applicable.

			Payments due by period
Contractual Obligations	(in millions)	Note reference	Total	Less than 1 year	2 – 3 years	4 – 5 years	More than 5 years
Long-term debt		6	$409	$—	$109	$—	$300
Interest on long-term debt		6	275	20	39	37	179
Operating lease obligations		7	122	26	38	26	32
Pension and other postretirement obligations		9	273	13	29	31	200
Purchase obligations (a)			858	195	139	97	427

Total			$1,937	$254	$354	$191	$1,138

(a)

The purchase obligations relate principally to power supply agreements, including take or pay energy supply contracts, which help to provide us with an adequate power supply at certain of our facilities.

(b)

The above table does not reflect unrecognized income tax benefits of $22 million, the timing of which is uncertain. See Note 8 of the notes to the consolidated financial statements for additional information with respect to unrecognized income tax benefits.

On January 20, 2006, Corn Products Brazil (“CPO Brazil”) entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”). Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant.  This Agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement.  During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement.  The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement.  The price may vary based upon gas commodity cost and transportation costs, which are adjusted annually; the distribution margin which is set by the Brazilian Commission of Public Energy Services; and the fluctuation of exchange rates between the US dollar and the Brazilian real.  We estimate that the total minimum expenditures by CPO Brazil through the remaining term of the Agreement will be approximately $236 million based on current exchange rates as of December 31, 2009 and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement.  These amounts are included in the purchase obligations disclosed in the table above.  See also Note 10 of the notes to the consolidated financial statements for additional information.

As described in Note 11 of the notes to the consolidated financial statements, we had an agreement with certain common stockholders (collectively the “holder”), relating to 500,000 shares of our common stock, that provided the holder with the right to require us to repurchase those common shares for cash at a price equal to the average of the closing per share market price of our common stock for the 20 trading days immediately preceding the date that the holder exercised the put option.  This put option expired in January 2010.  If the holder had put the 500,000 shares then subject to the agreement to us on December 31, 2009, we would have been obligated to repurchase the shares for approximately $14 million based upon the average of the closing per share market price of the Company’s common stock for the 20 trading days prior to December 31, 2009 ($29.03 per share).  This amount is reflected as redeemable common stock in our Consolidated Balance Sheet at December 31, 2009.  As a result of the expiration of the agreement, we will discontinue reporting the shares as redeemable common stock in our Consolidated Balance Sheet in 2010 and reclassify the amount to additional paid-in capital.

We currently anticipate that we will make cash contributions of $8 million to our non-US pension plans in 2010.  We have not yet determined the amount, if any, that we will contribute to our US pension plans in 2010.  See Note 9 of the notes to the consolidated financial statements for further information with respect to our pension and postretirement benefit plans.

Key Performance Metrics

We use certain key metrics to better monitor our progress towards achieving our strategic business objectives.  These metrics relate to our return on capital employed, our financial leverage, and our management of working capital, each of which is tracked on an ongoing basis.  We assess whether we are achieving an adequate return on invested capital by measuring our “Return on Capital Employed” (“ROCE”) against our cost of capital.  We monitor our financial leverage by regularly reviewing our ratio of debt to earnings before interest, taxes, depreciation and amortization (“Debt to Adjusted EBITDA”) and our “Debt to Capitalization” percentage to assure that we are properly financed.  We assess our level of working capital investment by evaluating our “Operating Working Capital as a percentage of Net Sales.”  We believe the use of these metrics enables us to better run our business and is useful to investors.

The metrics below include certain information (including Capital Employed, Adjusted Operating Income, Adjusted EBITDA, Adjusted Current Assets, Adjusted Current Liabilities and Operating Working Capital) that is not calculated in accordance with Generally Accepted Accounting Principles (“GAAP”).  A reconciliation of these amounts to the most directly comparable financial measures calculated in accordance with GAAP is contained in the following tables.  Management believes that this non-GAAP information provides investors with a meaningful presentation of useful information on a basis consistent with the way in which management monitors and evaluates our operating performance.  The information presented should not be considered in isolation and should not be used as a substitute for our financial results calculated under GAAP.  In addition, these non-GAAP amounts are susceptible to varying interpretations and calculations, and the amounts presented below may not be comparable to similarly titled measures of other companies.

Our calculations of these key metrics for 2009 with comparisons to the prior year are as follows:

Return on Capital Employed (dollars in millions)	2009	2008
Total equity *	$1,406	$1,626
Add:
Cumulative translation adjustment *	363	132
Redeemable common stock *	14	19
Share-based payments subject to redemption*	11	9
Total debt *	866	649
Less:
Cash and cash equivalents *	(107)	(175)
Capital employed * (a)	$2,553	$2,260

Operating income	$153	$434
Adjusted for:
Impairment and restructuring charges	125	—
Adjusted operating income	$278	$434
Income taxes (at effective tax rates of 34.6% in 2009 and 32.0% in 2008)**	(96)	(139)
Adjusted operating income, net of tax (b)	$182	$295

Return on Capital Employed (b÷a)	7.1%	13.1%

*	Balance sheet amounts used in computing capital employed represent beginning of period balances.
**

The effective income tax rate for 2009 excludes the impact of the impairment and restructuring charges.  Including these charges, the Company’s effective income tax rate for 2009 was 59.5 percent.  Listed below is a schedule that reconciles our effective income tax rate under US GAAP (59.5 percent) to the adjusted income tax rate of 34.6 percent.

	Income before Income Taxes (a)	Provision for Income Taxes (b)	Effective Income Tax Rate (b÷a)
As reported	$115	$68	59.5%
Add back:
Impairment/restructuring charges	125	15
Adjusted-non-GAAP	$240	$83	34.6%

Debt to Adjusted EBITDA ratio (dollars in millions)	2009	2008
Short-term debt	$136	$206
Long-term debt	408	660
Total debt (a)	$544	$866
Net income attributable to CPI	$41	$267
Add back:
Impairment and restructuring charges	125	-
Net income attributable to non-controlling interest	6	8
Provision for income taxes	68	130
Interest expense, net of interest income of $1 and $5, respectively	32	38
Depreciation and amortization	130	128
Adjusted EBITDA (b)	$402	$571
Debt to Adjusted EBITDA ratio (a ÷ b)	1.3	1.5

Debt to Capitalization percentage (dollars in millions)	2009	2008
Short-term debt	$136	$206
Long-term debt	408	660
Total debt (a)	$544	$866
Deferred income tax liabilities	$111	$105
Redeemable common stock	14	14
Share-based payments subject to redemption	8	11
Total equity	1,704	1,406
Total capital	$1,837	$1,536
Total debt and capital (b)	$2,381	$2,402

Debt to Capitalization percentage (a÷b)	22.8%	36.1%

Operating Working Capital as a percentage of Net Sales (dollars in millions)	2009	2008
Current assets	$1,045	$1,297
Less: Cash and cash equivalents	(175)	(107)
Deferred income tax assets	(23)	(99)
Adjusted current assets	$847	$1,091
Current liabilities	$565	$859
Less: Short-term debt	(136)	(206)
Deferred income tax liabilities	(9)	—
Adjusted current liabilities	$420	$653
Operating working capital (a)	$427	$438
Net sales (b)	$3,672	$3,944
Operating Working Capital as a percentage of Net Sales (a ÷ b)	11.6%	11.1%

Commentary on Key Performance Metrics:

In accordance with our long-term objectives, we set certain goals relating to these key performance metrics that we strive to meet.  At December 31, 2009, we had achieved two of our four established targets with our ROCE and our operating working capital as a percentage of sales being the exceptions.  While these metrics fell short of our targets, we are striving to return them to our targeted level in 2010.  However, no assurance can be given that these goals will be attained and various factors could affect our ability to achieve not only these goals, but to also continue to meet our other performance metric targets.  See Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”  The objectives set out below reflect our current aspirations in light of our present plans and existing circumstances.  We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our shareholders.

Return on Capital Employed — Our long-term goal is to achieve a Return on Capital Employed in excess of 8.5 percent.  In determining this performance metric, the negative cumulative translation adjustment is added back to total equity to calculate returns based on the Company’s original investment costs.  As a result of our significantly lower operating income for 2009, adjusted to exclude the impairment and restructuring costs, our ROCE declined to 7.1 percent in 2009 from 13.1 percent in the prior year.  This follows three consecutive years that we had achieved a ROCE in excess of our 8.5 percent target.  The decrease primarily reflects the impact of our significantly lower operating income in 2009.  Additionally, an increased capital employed base and a higher effective income tax rate for 2009 contributed to the ROCE decline.  The capital employed base used in our 2009 ROCE computation increased $293 million from the prior year.  Our effective income tax rate for 2009, excluding the impact of the impairment and restructuring charges, was 34.6 percent, up from 32.0 percent in 2008.  Including the impairment and restructuring charges and our actual effective income tax rate, our ROCE for 2009 was 2.4 percent.

Debt to Adjusted EBITDA ratio — Our long-term objective is to maintain a ratio of debt to adjusted EBITDA of less than 2.25.  This ratio strengthened to 1.3 at December 31, 2009, from 1.5 at December 31, 2008.  A significant reduction in debt more than offset a decline in adjusted EBITDA.  At a ratio of 1.3 at December 31, 2009, we have additional capacity to support organic and/or acquisition growth should we need to increase our financial leverage and market conditions provide appropriate opportunities.

Debt to Capitalization percentage — Our long-term goal is to maintain a Debt to Capitalization percentage in the range of 32 to 35 percent.  At December 31, 2009, our Debt to Capitalization percentage was 22.8 percent, down from 36.1 percent a year ago, reflecting a 37 percent reduction in total debt and our increased capital base.  Our improved capital base primarily reflects the effect of a reduction in unrealized losses on cash flow hedges and favorable currency translation attributable to stronger foreign currencies.

Operating Working Capital as a percentage of Net Sales — Our long-term goal is to maintain operating working capital in a range of 8 to 10 percent of our net sales.  At December 31, 2009, the metric was 11.6 percent, up from the 11.1 percent of a year ago, as our sales decline more than offset a slight reduction in operating working capital.  The decrease in our operating working capital was mainly attributable to declines in accounts receivable and inventories, which more than offset a reduction in accounts payable.  The accounts receivable decrease primarily reflects margin account activity, which more than offset the impact of currency translation attributable to stronger foreign currencies and unrealized gains on corn futures contracts.  The decline in inventories reflects reduced volumes and lower corn costs, which more than offset the impact of currency translation.  The decrease in accounts payable primarily reflects a reduction in unrealized losses on corn and gas hedging contracts.  We will continue to focus on managing our working capital in 2010.

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

We have identified below the most critical accounting policies upon which the financial statements are based and that involve our most complex and subjective decisions and assessments.  Our senior management has discussed the development, selection and disclosure of these policies with members of the Audit Committee of our Board of Directors.  These accounting policies are provided in the notes to the consolidated financial statements.  The discussion that follows should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Long-lived Assets

We have substantial investments in property, plant and equipment and goodwill.  For property, plant and equipment, we recognize the cost of depreciable assets in operations over the estimated useful life of the assets, and we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  For goodwill we perform an annual impairment assessment (or more frequently if impairment indicators arise).  We have chosen to perform this annual impairment assessment in December of each year.  An impairment loss could be recognized in operating earnings if the fair value of goodwill or property, plant and equipment is less than its carrying amount.  For long-lived assets, we test for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

As previously discussed, we wrote off $119 million of goodwill related to our South Korean operations in the second quarter of 2009.  See also Note 4 of the notes to the consolidated financial statements.  Our annual goodwill impairment assessment as of December 31, 2009 did not result in any additional impairment charges for the year.

The Company has recently completed a strategic plan review for the period 2010 to 2014. As part of this plan, the Company will address whether there is a need to consolidate manufacturing facilities or redeploy assets to areas where we can expect to achieve higher returns on our investments. This review may result in the closing or selling of certain of our 28 manufacturing facilities. The closing or selling of any of the facilities could have a significant negative impact on the results of operations in the year that the closing or selling of a facility occurs.

Even though it was determined that there was no additional long-lived asset impairment as of December 31, 2009, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of December 31, 2010.

Income Taxes:

We use the asset and liability method of accounting for income taxes.  This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance when deferred tax assets are not more likely than not to be realized.  We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination.  Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.  At December 31, 2009, the Company maintained a valuation allowance of $44 million against certain foreign tax credits and foreign net operating losses that management has determined will more likely than not expire prior to realization.  The valuation allowance at December 31, 2009, with respect to foreign tax credit carry-forwards, decreased to $15 million from $19 million at December 31, 2008.  The valuation allowance with respect to foreign net operating losses increased to $20 million at December 31, 2009 from $7 million at December 31, 2008.  In addition, a valuation allowance of $9 million was established during 2009 for the deferred tax asset associated with the future tax amortization of goodwill in Korea.

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

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested.  If future events, including changes in tax law, material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

Retirement Benefits:

We sponsor non-contributory defined benefit plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries.  We also provide healthcare and life insurance benefits for retired employees in the United States and Canada.  The net periodic pension and postretirement benefit cost was $16 million in 2009 and $15 million in 2008.  The Company estimates that net periodic pension and postretirement benefit expense for 2010 will include approximately $3 million relating to the amortization of its accumulated actuarial loss and prior service cost included in accumulated other comprehensive loss at December 31, 2009.  In order to measure the expense and obligations associated with these retirement benefits, our management must make a variety of estimates and assumptions, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these obligations, rate of compensation increase, employee turnover rates, retirement rates, mortality rates, and other factors.  These estimates and assumptions are based on our historical experience, along with our knowledge and understanding of current facts, trends and circumstances.  We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans.  Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material.  Additionally, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on future pension expense and cash flow.  See also Note 9 of the notes to the consolidated financial statements.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements.  The Update requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual periods beginning after December 15, 2009.  The disclosures related to Level 3 fair value measurements are effective for interim and annual periods beginning after December 15, 2010.  The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operation, or cash flows.

Forward Looking Statements

This Form 10-K contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of the global economic recession and its impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; our ability to effectively integrate acquired businesses; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risk factors, see Item 1A-Risk Factors above and subsequent reports on Forms 10-Q and 8-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure. Approximately 55 percent of our borrowings at December 31, 2009 are fixed rate bonds and loans.  Interest on the remaining 45 percent of our borrowings is subject to change based on changes in short-term rates, which could affect our interest costs.  See also Note 6 of the notes to the consolidated financial statements entitled “Financing Arrangements” for further information.  A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2009 would have increased our interest expense and reduced our pretax income for 2009 by approximately $2 million.

At December 31, 2009 and 2008, the carrying and fair values of long-term debt were as follows:

	2009		2008
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

6.0% senior notes, due April 15, 2017	$200	$204	$200	$188
6.625% senior notes, due April 15, 2037	99	94	99	90
8.45% senior notes, repaid August 15, 2009	—	—	181	180
US revolving credit facility, due April 26, 2012	109	109	146	146
Canadian revolving credit facility, due April 26, 2012	—	—	29	29
Brazil loans	—	—	5	5
Total long-term debt	$408	$407	$660	$638

In conjunction with our plan to issue long-term fixed-rate debt and in order to manage our exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt is expected to be based, we entered into a Treasury Lock agreement with respect to $50 million of such future indebtedness (the “T-Lock”).  The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and we paid approximately $6 million, representing the losses on the T-Lock, to settle the agreements.  The $6 million loss was recorded to the accumulated other comprehensive loss account in the equity section of our balance sheet and will be amortized to financing costs over the term of the long-term fixed-rate debt that we plan to issue.  If we do not issue new debt, then we may be required to reclassify a portion of the deferred loss on the T-Lock from the accumulated other comprehensive loss account into earnings.

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

On February 1, 2006, we terminated the remaining fixed to floating interest rate swap agreements associated with our 8.45 percent senior notes.  The swap termination resulted in a gain of approximately $3 million, which approximated the fair value of the swap contract.  The fair value adjustment to the hedged debt at the termination date ($3 million) was amortized as a reduction to financing costs through the August 15, 2009 maturity date of the 8.45 percent senior notes.

Commodity Costs.  Our finished products are made primarily from corn.  In North America, we sell a large portion of finished products at firm prices established in supply contracts typically lasting for periods of up to one year.  In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures contracts, or take other hedging positions in the corn futures market.  These contracts typically mature within one year.  At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the futures contract price.  While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures we are hedging generally offset such fluctuations.  While the corn futures contracts or other hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material.  Outside of North America, sales of finished products under long-term, firm-priced supply contracts are not material.

Energy costs represent a significant portion of our operating costs.  The primary use of energy is to create steam in the production process and to dry product.  We consume coal, natural gas, electricity, wood and fuel oil to generate energy.  The market prices for these commodities vary depending on supply and demand, world economies and other factors.  We purchase these commodities based on our anticipated usage and the future outlook for these costs.  We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.  We use derivative financial instruments to hedge portions of our natural gas costs, primarily in our North American operations.

Our commodity price hedging instruments generally relate to contracted firm-priced business.  Based on our overall commodity hedge exposure at December 31, 2009, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive loss of approximately $31 million, net of income tax benefit.  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currencies.  Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We selectively use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk.  Based on our overall foreign currency transactional exposure at December 31, 2009, a hypothetical 10 percent decline in the value of the USD would have resulted in a transactional foreign exchange loss of approximately $2 million.  At December 31, 2009, our accumulated other comprehensive loss account included in the equity section of our consolidated balance sheet includes a cumulative translation loss of $228 million.  The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.2 billion at December 31, 2009.  A hypothetical 10 percent decline in the value of the US dollar relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to other comprehensive income of approximately $137 million.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Corn Products International, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Corn Products International, Inc.:

We have audited the accompanying consolidated balance sheets of Corn Products International, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corn Products International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
February 26, 2010

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Income

Years Ended December 31,
(in millions, except per share amounts)	2009	2008	2007
Net sales before shipping and handling costs	$3,890	$4,197	$3,628
Less – shipping and handling costs	218	253	237
Net sales	3,672	3,944	3,391
Cost of sales	3,152	3,239	2,805

Gross profit	520	705	586

Selling, general and administrative expenses	247	275	249
Other (income)-net	(5)	(4)	(10)
Impairment/restructuring charges	125	—	—
	367	271	239

Operating income	153	434	347

Financing costs-net	38	29	42

Income before income taxes	115	405	305
Provision for income taxes	68	130	102
Net Income	47	275	203
Less: Net income attributable to non-controlling interests	6	8	5
Net income attributable to CPI	$41	$267	$198

Weighted average common shares outstanding:
Basic	74.9	74.5	74.7
Diluted	75.5	75.9	76.5

Earnings per common share of CPI:
Basic	$0.55	$3.59	$2.65
Diluted	0.54	3.52	2.59

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Balance Sheets

As of December 31,
(in millions, except share and per share amounts)	2009	2008

Assets
Current assets
Cash and cash equivalents	$175	$107
Accounts receivable – net	440	627
Inventories	394	454
Prepaid expenses	13	10
Deferred income tax assets	23	99
Total current assets	1,045	1,297
Property, plant and equipment, at cost
Land	125	119
Buildings	461	401
Machinery and equipment	3,272	2,997
	3,858	3,517
Less: accumulated depreciation	(2,294)	(2,070)
	1,564	1,447
Goodwill and other intangible assets
(less accumulated amortization of $13 and $26, respectively)	245	359
Deferred income tax assets	3	4
Investments	10	7
Other assets	85	93
Total assets	$2,952	$3,207

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$136	$206
Deferred income taxes	9	—
Accounts payable	319	528
Accrued liabilities	101	125
Total current liabilities	565	859

Non-current liabilities	142	152
Long-term debt	408	660
Deferred income taxes	111	105
Redeemable common stock (500,000 shares issued and outstanding at December 31, 2009 and 2008) stated at redemption value	14	14
Share-based payments subject to redemption	8	11

CPI stockholders’ equity
Preferred stock – authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock – authorized 200,000,000 shares-$0.01 par value, 74,819,774 issued at December 31, 2009 and 2008	1	1
Additional paid-in capital	1,082	1,086
Less: Treasury stock (common stock; 433,596 and 776,606 shares at December 31, 2009 and 2008, respectively) at cost	(13)	(29)
Accumulated other comprehensive loss	(308)	(594)
Retained earnings	919	920
Total CPI stockholders’ equity	1,681	1,384
Non-controlling interests	23	22
Total equity	1,704	1,406
Total liabilities and equity	$2,952	$3,207

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31,
(in millions)	2009	2008	2007
Net income	$47	$275	$203
Other comprehensive income (loss):
(Losses) gains on cash flow hedges, net of income tax effect of $28, $77 and $20, respectively	(45)	(127)	32
Reclassification adjustment for losses (gains) on cash flow hedges included in net income, net of income tax effect of $117, $63 and $10, respectively	199	(105)	(15)
Actuarial gain (loss) on pension and other postretirement obligations, settlements and plan amendments, net of income tax	(5)	(15)	6
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax	2	2	2
Unrealized gain (loss) on investment, net of income tax	—	(3)	1
Currency translation adjustment	135	(231)	82
Comprehensive income (loss)	$333	$(204)	$311
Less: Comprehensive income attributable to non-controlling interests	6	8	5
Comprehensive income (loss) attributable to CPI	$327	$(212)	$306

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Equity and Redeemable Equity

	Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Redeemable Common Stock	Share-based Payments Subject to Redemption
Balance, December 31, 2006	$1	$1,051	$(27)	$(223)	$528	$19	$44	$4
Net income attributable to CPI					198
Net income attributable to non-controlling interests						5
Dividends declared					(30)	(4)
Gains on cash flow hedges, net of income tax effect of $20				32
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $10				(15)
Unrealized gain on investment, net of income tax				1
Repurchases of common stock			(55)
Issuance of common stock on exercise of stock options		(7)	23
Stock option expense		7
Other share-based compensation			2					5
Excess tax benefit on share-based compensation		6
Change in fair value and number of shares of redeemable common stock		25					(25)
Currency translation adjustment				82
Actuarial gain on postretirement obligations, net of income tax effect				6
Losses related to postretirement obligations reclassified to earnings, net of income tax effect				2
Cumulative effect of adopting guidance pertaining to the accounting for uncertainty in income taxes					(2)
Other						1
Balance, December 31, 2007	$1	$1, 082	$(57)	$(115)	$694	$21	$19	$9
Net income attributable to CPI					267
Net income attributable to non-controlling interests						8
Dividends declared					(40)	(4)
Losses on cash flow hedges, net of income tax effect of $77				(127)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $63				(105)
Unrealized loss on investment, net of income tax				(3)
Repurchases of common stock			(1)
Issuance of common stock on exercise of stock options		(9)	20
Stock option expense		5
Other share-based compensation		(2)	9					2
Excess tax benefit on share-based compensation		5
Change in fair value of redeemable common stock		5					(5)
Currency translation adjustment				(231)
Actuarial loss on postretirement obligations, net of income tax				(15)
Losses related to postretirement obligations reclassified to earnings, net of income tax				2
Effects of changing pension plan measurement date and related impact on service cost, interest cost and expected return on plan assets for October 1 — December 31, 2007, net of income tax					(1)
Other						(3)
Balance, December 31, 2008	$1	$1, 086	$(29)	$(594)	$920	$22	$14	$11
Net income attributable to CPI					41
Net income attributable to non-controlling interests						6
Dividends declared					(42)	(3)
Losses on cash flow hedges, net of income tax effect of $28				(45)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $117				199
Repurchases of common stock			(3)
Issuance of common stock on exercise of stock options		(7)	11
Stock option expense		5
Other share-based compensation		(1)	8					(3)
Excess tax benefit on share-based compensation		1
Currency translation adjustment				135
Purchase of non-controlling interests		(2)				(1)
Actuarial loss on postretirement obligations, settlements and plan amendments, net of income tax				(5)
Losses related to postretirement obligations reclassified to earnings, net of income tax				2
Other						(1)
Balance, December 31, 2009	$1	$1, 082	$(13)	$(308)	$919	$23	$14	$8

See notes to the consolidated financial statements

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31, (in millions)	2009	2008	2007
Cash provided by (used for) operating activities:
Net income	$47	$275	$203
Non-cash charges (credits) to net income:
Write-off of impaired assets	124	—	—
Depreciation and amortization	130	128	125
Deferred income taxes	—	12	7
Stock option expense	5	5	7
Unrealized gain on investment	—	—	(6)
Foreign currency transaction losses (gains)	6	(9)	4

Changes in working capital:
Accounts receivable and prepaid expenses	(3)	(43)	(40)
Inventories	82	(91)	(86)
Accounts payable and accrued liabilities	(64)	(29)	12
Decrease (increase) in margin accounts	242	(295)	55
Deposit with tax authority	—	(13)	(17)
Other	17	(19)	(6)
Cash provided by (used for) operating activities	586	(79)	258

Cash provided by (used for) investing activities:

Capital expenditures	(146)	(228)	(177)
Proceeds from disposal of plants and properties	5	9	3
Payments for acquisitions, net of cash acquired	(4)	—	(59)
Other	—	—	1
Cash used for investing activities	(145)	(219)	(232)

Cash provided by (used for) financing activities:
Payments on debt	(340)	(56)	(283)
Proceeds from borrowings	8	313	366
Dividends paid (including to non-controlling interests)	(45)	(42)	(33)
Repurchases of common stock	(3)	(1)	(55)
Issuance of common stock	4	11	16
Excess tax benefit on share-based compensation	1	5	6
Other	—	—	(2)
Cash (used for) provided by financing activities	(375)	230	15

Effects of foreign exchange rate changes on cash	2	—	3

Increase (decrease) in cash and cash equivalents	68	(68)	44

Cash and cash equivalents, beginning of period	107	175	131

Cash and cash equivalents, end of period	$175	$107	$175

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- Description of the Business

Corn Products International, Inc. (“CPI” or “the Company”) was founded in 1906 and became an independent and public company as of December 31, 1997.  The Company operates domestically and internationally in one business segment, corn refining, and produces a wide variety of products.

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

Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in equity as a component of accumulated other comprehensive income (loss).  Income statement accounts are translated at the average exchange rate during the period.  Where the US dollar is considered the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates.  The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency.  For 2009, 2008 and 2007, the Company incurred foreign currency transaction gains (losses) of ($6 million), $9 million and ($4 million), respectively.  The Company’s accumulated other comprehensive loss included in equity on the Consolidated Balance Sheets includes cumulative translation loss adjustments of $228 million and $363 million at December 31, 2009 and 2008, respectively.

Cash and cash equivalents — Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.

Inventories — Inventories are stated at the lower of cost or net realizable value.  Costs are determined using the first-in, first-out (FIFO) method.

Investments — Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method and are carried at cost or less.  The Company’s wholly-owned Canadian subsidiary has an investment that is accounted for under the cost method.  The carrying value of this investment was $6 million at December 31, 2009 and $5 million at December 31, 2008.  Investments that enable the Company to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost or less, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received.  The Company did not have any investments accounted for under the equity method at December 31, 2009 or 2008.  The Company also has an equity interest in the CME Group Inc. (“CME”), which it classifies as available for sale securities.  This investment is carried at fair value with unrealized gains and losses recorded to other comprehensive income.  The Company would recognize a loss on its investments when there is a loss in value of an investment that is other than temporary.

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

Goodwill and other intangible assets — Goodwill ($238 million and $351 million at December 31, 2009 and 2008, respectively) represents the excess of cost over fair value of net assets acquired.  The Company also has other intangible assets ($7 million at December 31, 2009 and $8 million at December 31, 2008, respectively). The carrying amount of goodwill and other intangible assets by geographic segment as of December 31, 2009 and 2008 was as follows:

	At December 31,
(in millions)	2009	2008

North America	$137	$138
South America	94	87
Asia/Africa	14	134
Total	$245	$359

In the second quarter of 2009, the Company wrote-off $119 million of goodwill pertaining to its South Korean operations.  See Note 4 for additional information regarding this impairment charge.  The Company assesses goodwill for impairment annually (or more frequently if impairment indicators arise).  The Company has chosen to perform this annual impairment assessment in December of each year.  The Company has completed the required impairment assessments and determined there to be no additional goodwill impairment other than the $119 million Korean goodwill impairment charge discussed above.

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

Hedging instruments — The Company uses derivative financial instruments principally to offset exposure to market risks arising from changes in commodity prices, foreign currency exchange rates and interest rates.  Derivative financial instruments used by the Company consist of commodity futures and option contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  The Company enters into futures and option contracts, which are designated as hedges of specific volumes of commodities (corn and natural gas) that will be purchased and processed in a future month.  These derivative financial instruments are recognized in the Consolidated Balance Sheets at fair value.  The Company has also, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed rate debt to a variable interest rate and, on certain variable rate debt, to a fixed interest rate.  The Company’s treasury lock agreements lock the benchmark rate for an anticipated fixed rate borrowing.  See also Note 5 and Note 6 of the notes to the consolidated financial statements for additional information.

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of variable cash flows to be paid related to interest on variable rate debt, as a hedge of market variation in the benchmark rate for a future fixed rate debt issue or as a hedge of certain forecasted purchases of corn or natural gas used in the manufacturing process (“a cash-flow hedge”), or as a hedge of the fair value of certain debt obligations (“a fair-value hedge”).  This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the Consolidated Balance Sheet, or to specific firm commitments or forecasted transactions.  For all hedging relationships, the Company formally documents the hedging relationships and its risk-management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of floating-to-fixed interest rate swaps, treasury locks or commodity futures and option contracts that are highly effective and that are designated and qualify as cash-flow hedges are recorded in other comprehensive income, net of applicable income taxes.  Realized gains and losses associated with changes in the fair value of interest rate swaps and treasury locks are reclassified from accumulated other comprehensive income (“AOCI”) to the Consolidated Statement of Income over the life of the underlying debt.  Gains and losses on commodity hedging contracts are reclassified from AOCI to the Consolidated Statement of Income when the finished goods produced using the hedged item are sold.  The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk is 60 months.   Changes in the fair value of a fixed-to-floating interest rate swap agreement that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged debt obligation, are recorded in earnings.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a cash-flow hedge or a fair-value hedge is reported in earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows or fair value of the hedged item, the derivative expires or is sold, terminated or exercised, the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative on the Consolidated Balance Sheet at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) are recognized in earnings.

Stock-based compensation — The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees.  Compensation expense is recognized in the Consolidated Statement of Income for the Company’s stock-based employee compensation plan.  The plan is more fully described in Note 12.

Earnings per common share — Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding (including redeemable common stock), which totaled 74.9 million for 2009, 74.5 million for 2008 and 74.7 million for 2007.  Diluted earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options and other shares associated with long-term incentive compensation plans.  The weighted average number of shares outstanding for diluted EPS calculations was 75.5 million, 75.9 million and 76.5 million for 2009, 2008 and 2007, respectively.  In 2009, 2008 and 2007, options to purchase approximately 2.3 million, 1.3 million and .6 million shares of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.

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

Recently adopted accounting standards — Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and it is not intended to change or alter previously existing US GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all previously existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions with respect to the change or changes to the Codification.  The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued guidance pertaining to the accounting for uncertainty in income taxes to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, the guidance provides insight with respect to de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes.  The Company adopted the provisions of the guidance effective January 1, 2007 by recognizing a $2 million cumulative effect reduction in the beginning balance of retained earnings.  See also Note 8 for additional information.

In September 2006, the FASB issued guidance pertaining to the accounting and disclosure for defined benefit pension and other postretirement plans.  Among other things, the guidance requires companies to: (i)  recognize in the balance sheet, a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, to record the funded status of defined benefit pension and other post-retirement benefit plans; (ii) measure plan assets and obligations that determine its funded status as of the end of the company’s fiscal year; and (iii) recognize in comprehensive income the changes in the funded status of a defined benefit pension and postretirement plan in the year in which the changes occur.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the year-end balance sheet date is effective for fiscal years ending after December 15, 2008.  Accordingly, the Company began measuring its plan assets and benefit obligations using a December 31st balance sheet date, effective December 31, 2008.  Previously, the Company had used a September 30th measurement date.  The change to using a year-end balance sheet measurement date did not have a material impact on the Company’s consolidated financial statements.  See also Note 9 of the notes to the consolidated financial statements for additional information.

In February 2007, the FASB issued guidance that provides entities with the option to measure certain financial assets and liabilities at fair value at specified election dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.   Subsequent unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings.  This guidance is effective for fiscal years beginning after November 15, 2007.  The Company elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued guidance establishing new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, the guidance clarifies that a non-controlling interest in a subsidiary (previously referred to as a minority interest in a subsidiary) is an ownership interest in the consolidated entity that is to be reported as equity in the consolidated balance sheet, as opposed to being reported in the mezzanine section of the balance sheet between liabilities and equity.  Under the guidance, consolidated net income is reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  The guidance also requires disclosure of the amounts of consolidated net income attributable to the parent and to the non-controlling interest on the face of the consolidated statement of income.  Additionally, it establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and clarifies that such transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary.  The guidance also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  The Company adopted the new guidance effective January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial statements.  As required, the prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on CPI’s previously reported net income or cash flows.

In December 2007, the FASB issued guidance on how acquirers recognize and measure the consideration transferred, identifiable assets, liabilities assumed, non-controlling interest, and goodwill acquired in a business combination.  The guidance also expands required disclosures surrounding the nature and financial effects of business combinations.  The revised guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements, however the guidance will impact the accounting for future business combinations and the effect will be dependent upon the acquisitions at that time.

In February 2008, the FASB issued revised guidance related to fair value measurements, which among other things, partially deferred the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities.  The Company adopted the guidance with respect to financial assets and liabilities in 2008.  The application of the guidance related to non-financial assets and liabilities, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued guidance intended to improve transparency in financial reporting by requiring additional disclosures with respect to derivative instruments and hedging activities, with particular emphasis as to the effects that such items have on the financial position, results of operations, and cash flows of an entity.  The Company adopted the additional disclosure provisions in the first quarter of 2009.  See Note 5 for information regarding the Company’s derivative instruments and hedging activities.

In June 2008, the FASB issued guidance stating that unvested share-based payment awards which contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share.  This guidance is effective for fiscal years beginning after December 31, 2008 and for interim periods within those years.  The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB amended the disclosure requirements for employer’s disclosure of plan assets for defined benefit pension and other postretirement plans.  The objective of the additional disclosure requirements is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the Company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  The additional disclosure requirements are effective for fiscal years ending after December 15, 2009.  The implementation of the additional disclosure requirements did not have a material impact on our consolidated financial statements.  See also Note 9 of the notes to the consolidated financial statements for information regarding the plan assets.

In April 2009, the FASB issued additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The additional guidance is effective for interim and annual periods ending after June 15, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance that requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim and annual financial statements.  The guidance is effective for interim and annual periods ending after June 15, 2009.  The required disclosures are provided in Note 5 of the notes to the consolidated financial statements.

In April 2009, the FASB issued guidance related to business combinations that amends and clarifies application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  It is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The revised guidance will impact the accounting and disclosures arising from contingencies in business combinations and the effect will be dependent upon the acquisitions at that time.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed with the SEC.  The guidance defines subsequent events and also required that companies disclose the date through which they have evaluated subsequent events and the basis for that date.  The guidance is effective for financial statements issued for interim and annual periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855), which amends Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.  See also Subsequent Events section below.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures — Investments in Certain Entities That Calculate Net Asset Value per Share.  ASU 2009-12 allows, as a practical expedient, companies that have investments that are within the scope of this ASU to use net asset value per share of the investment as a fair value measurement without further adjustment.  The Company adopted this standard, which applies to certain benefit plan assets, in 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Subsequent events — Subsequent events have been evaluated through the filing of this Form 10-K with the SEC.

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

NOTE 4 — Asset Impairment and Restructurings Charges

In the second quarter of 2009, the Company recorded a $125 million charge to its Statement of Income for impaired assets and restructuring costs.  The charge includes the write-off of $119 million of goodwill pertaining to the Company’s operations in South Korea and a $5 million charge to write-off impaired assets in North America.  Additionally, the Company recorded a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in its Asia/Africa region.  As of December 31, 2009, the employee terminations were completed and the restructuring accrual was fully utilized.

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

As a result of these triggering events, it was determined that the goodwill related to the Korean operations should be tested for impairment.  In carrying out the first step test, the Company used a discounted cash flow model (“DCF model”) to determine the fair value of the Korean operation.  Management believes that this approach was appropriate because it provided a fair value estimate based upon Korea’s expected long-term operating and cash flow performance.  This approach also mitigated most of the impact of cyclical downturns that occur in the industry.  This approach was based on a ten-year projection of operating results and cash flows that was discounted using a weighted-average cost of capital.  The projection of future cash flows represented a significant unobservable input (a Level 3 input as defined by ASC Topic 820, Fair Value Measurements and Disclosures).  The projection was based upon our best estimates of projected economic and market conditions over the related period, including growth rates, estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions included terminal value growth rates and future capital expenditures.

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

The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As required under United States generally accepted accounting principles, the impairment analysis for long-lived assets occurs before the goodwill impairment assessment.  If the carrying amount of an asset or group of assets exceeds its fair value, the asset may need to be written down to its fair value.  The Company has reviewed its Korean long-lived assets and has determined that none of those long-lived assets are impaired.  The determination was based on reviewing the estimated undiscounted cash flows for the Korean asset group, which were greater than the asset group’s carrying value.

NOTE 5 — Financial Instruments, Derivatives and Hedging Activities

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

Commodity price hedging: The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to eighteen months.  The Company maintains a commodity-price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility.  For example, the manufacturing of the Company’s products requires a significant volume of corn and natural gas.  Price fluctuations in corn and natural gas cause the actual purchase price of corn and natural gas to differ from anticipated prices.

To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the volatility that fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas is used or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash flow hedges are not significant.

At December 31, 2009, the Company’s accumulated other comprehensive loss account included $33 million of losses, net of tax of $24 million, pertaining to commodities related derivative instruments that hedge the anticipated cash flows from future transactions, most of which are expected to be recognized in earnings within the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory that includes previously hedged purchases of corn and the usage of hedged natural gas.  Cash flow hedges discontinued during 2009 were not material.

Interest rate hedging:  The Company assesses its exposure to variability in interest rates by continually identifying and monitoring changes in interest rates that may adversely impact future cash flows and the fair value of existing debt instruments, and by evaluating hedging opportunities.  The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding and forecasted debt obligations as well as the Company’s offsetting hedge positions.  The risk management control systems involve the use of analytical techniques, including sensitivity analysis, to estimate the expected impact of changes in interest rates on the fair value of the Company’s outstanding and forecasted debt instruments.

Derivative financial instruments used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company periodically enters into T-Locks to fix the benchmark component of the interest rate to be established for certain planned fixed-rate debt issuances (see also Note 6).  The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges.  Accordingly, changes in the fair value of the T-Locks are recorded to other comprehensive income (loss) until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt.  The net gain or loss recognized in earnings during 2009, 2008 and 2007, representing the amount of the Company’s hedges’ ineffectiveness, was not significant.  The Company has also, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed-rate debt to a variable rate.  These swaps called for the Company to receive interest at a fixed rate and to pay interest at a variable rate, thereby creating the equivalent of variable-rate debt.  The Company designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized in earnings.  The Company did not have any interest rate swap agreements outstanding at December 31, 2009, 2008 or 2007.

In conjunction with a plan to issue long-term fixed-rate debt and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt will be based, the Company entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of such future indebtedness.  The T-

Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and the Company paid approximately $6 million, representing the losses on the T-Lock, to settle the agreements.  The $6 million loss was recorded to AOCI and will be amortized to financing costs over the term of the long-term fixed-rate debt that we plan to issue.  If the Company does not issue new debt, then it may be required to reclassify a portion of the deferred loss on the T-Lock from AOCI into earnings.

At December 31, 2009, the Company’s AOCI account included $5 million of losses (net of tax of $3 million) related to T-Locks, of which $3 million (net of tax of $2 million) related to the $50 million T-Lock.  Cash flow hedges discontinued during 2009 were not material.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of December 31, 2009, the Company had $22 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

By using derivative financial instruments to hedge exposures, the Company exposes itself to credit risk and market risk.  Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.  The Company minimizes the credit risk in derivative instruments by entering into over-the-counter transactions only with investment grade counterparties or by utilizing exchange-traded derivatives. Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices or interest rates.  The market risk associated with commodity-price and interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
	Asset Derivatives December 31, 2009		Liability Derivatives December 31, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:

Commodity contracts	Accounts receivable-net	$26	Accounts payable and accrued liabilities	$18

Total		$26		$18

At December 31, 2009, the Company had outstanding futures and option contracts that hedge approximately 103 million bushels of forecasted corn purchases.  Also at December 31, 2009, the Company had outstanding swap and option contracts that hedge approximately 11 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below:

		For the year ended December 31, 2009
Derivatives in Cash Flow Hedging Relationships	(in millions)	Amount of Gains (Losses) Recognized in OCI on Derivatives	Location of Losses Reclassified from AOCI into Income	Amount of Losses Reclassified from AOCI into Income
Commodity contracts		$(77)	Cost of sales	$315
Interest rate contracts		4	Financing costs-net	1
Total		$(73)		$316

At December 31, 2009, the Company’s AOCI account included approximately $28 million of losses, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.

Presented below are the fair values of the Company’s financial instruments and derivatives at December 31, 2009:

(in millions)	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—
Derivative assets	26	26	—	—
Derivative liabilities	18	2	16	—
Long-term debt	407	—	407	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The Company’s treasury lock agreements, which lock the benchmark rate for an anticipated fixed rate borrowing, are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  Presented below are the carrying amounts and the fair values of the Company’s long-term debt at December 31, 2009 and 2008.

	2009		2008
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

6.0% senior notes, due April 15, 2017	$200	$204	$200	$188
6.625% senior notes, due April 15, 2037	99	94	99	90
8.45% senior notes, repaid August 15, 2009	—	—	181	180
US revolving credit facility, due April 26, 2012	109	109	146	146
Canadian revolving credit facility, due April 26, 2012	—	—	29	29
Brazil loans	—	—	5	5
Total long-term debt	$408	$407	$660	$638

NOTE 6 — Financing Arrangements

The Company had total debt outstanding of $544 million and $866 million at December 31, 2009 and 2008, respectively. Short-term borrowings at December 31, 2009 and 2008 consist primarily of amounts outstanding under various unsecured local country operating lines of credit.

Short-term borrowings consist of the following at December 31:

(in millions)	2009	2008
Borrowings in various currencies (at rates ranging from 1% to 11% for 2009 and 2% to 19% for 2008)	$136	$206
Current maturities of long-term debt	—	—
Total short-term borrowings	$136	$206

The Company has a $500 million senior, unsecured revolving credit facility consisting of a $470 million US revolving credit facility and a $30 million Canadian revolving credit facility (together, the “Revolving Credit Agreement”) that matures April 26, 2012.  The Canadian revolving credit facility is guaranteed by Corn Products International, Inc.  At December 31, 2009, there were $109 million of borrowings outstanding under the US revolving credit facility.  There were no borrowings outstanding under the Canadian revolving credit facility at December 31, 2009.  At December 31, 2008, there were $146 million of borrowings outstanding under the US revolving credit facility and $29 million of borrowings outstanding under the Canadian revolving credit facility.

On August 15, 2009, the Company repaid $150 million to retire its 8.45 percent senior notes at the maturity date.  The Company had repaid $31 million of the 8.45 percent senior notes earlier in 2009.

Long-term debt consists of the following at December 31:

(in millions)	2009	2008
6.0% senior notes, due April 15, 2017	$200	$200
6.625% senior notes, due April 15, 2037, net of discount of $1	99	99
8.45% senior notes, repaid August 15, 2009	—	181
US revolving credit facility, matures April 26, 2012 (at LIBOR indexed floating rate)	109	146
Canadian revolver, matures April 26, 2012 (at LIBOR indexed floating rate)	—	29
Brazil loans (at rate of 14% in 2008)	—	5
Total	$408	$660
Less: current maturities	—	—
Long-term debt	$408	$660

The Company’s long-term debt matures as follows: $109 million in 2012, $200 million in 2017 and $100 million in 2037.

Corn Products International, Inc. guarantees certain obligations of its consolidated subsidiaries, which aggregated $21 million and $51 million at December 31, 2009 and 2008, respectively.

In conjunction with the Company’s plan to issue long-term fixed-rate debt and in order to manage its exposure to variability in the benchmark interest rate on which the fixed interest rate of the planned debt is expected to be based, the Company entered into a T-Lock with respect to $50 million of such future indebtedness (the “T-Lock”).  The T-Lock is designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt is priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and the Company paid approximately $6 million, representing the losses on the T-Lock, to settle the agreements.  The $6 million loss was recorded to the accumulated other comprehensive loss account in the equity section of the Company’s balance sheet and will be amortized to financing costs over the term of the long-term fixed-rate debt that the Company plans to issue.  If the Company does not issue new debt, then it may be required to reclassify a portion of the deferred loss on the T-Lock from the accumulated other comprehensive loss account into earnings.

In 2006, the Company had entered into Treasury Lock agreements (the “T-Locks”) that fixed the benchmark component of the interest rate to be established for the $200 million 6.0 percent Senior Notes due April 15, 2017.  The T-Locks were accounted for as cash flow hedges.  The T-Locks expired on March 21, 2007 and the Company paid approximately $5 million, representing the losses on the T-Locks, to settle the agreements.  The $5 million loss was recorded to accumulated other comprehensive loss and is being amortized to financing costs over the term of the $200 million 6.0 percent Senior Notes due April 15, 2017.

On February 1, 2006, the Company terminated its remaining fixed to floating interest rate swap agreements associated with the 8.45 percent senior notes.  The swap termination resulted in a gain of approximately $3 million, which approximated the fair value of the swap contract.  The fair value adjustment to the hedged debt at the termination date ($3 million) was amortized as a reduction to financing costs over the remaining term of the underlying debt (through August 2009) and has been fully amortized.

NOTE 7 - Leases

The Company leases rail cars, certain machinery and equipment, and office space under various operating leases.  Rental expense under operating leases was $29 million, $30 million and $27 million in 2009, 2008 and 2007, respectively.  Minimum lease payments due on leases existing at December 31, 2009 are shown below:

Year	(in millions)	Minimum Lease Payments
2010		$ 26
2011		21
2012		17
2013		14
2014		12
Balance thereafter		32

NOTE 8 - Income Taxes

The components of income before income taxes and the provision for income taxes are shown below:

(in millions)	2009	2008	2007
Income (loss) before income taxes:
United States	$25	$70	$28
Foreign	90	335	277
Total	$115	$405	$305
Provision for income taxes:
Current tax expense
US federal	$2	$15	$2
State and local	1	2	1
Foreign	65	101	92
Total current	$68	$118	$95
Deferred tax expense (benefit)
US federal	$(3)	$11	$(1)
State and local	(1)	2	—
Foreign	4	(1)	8
Total deferred	$—	$12	$7
Total provision	$68	$130	$102

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities.  Significant temporary differences at December 31, 2009 and 2008 are summarized as follows:

(in millions)	2009	2008
Deferred tax assets attributable to:
Employee benefit accruals	$30	$24
Pensions	19	22
Hedging/derivative contracts	17	96
Net operating loss carryforwards	23	11
Foreign tax credit carryforwards	24	29
Goodwill	8	—
Other	9	17
Gross deferred tax assets	$130	$199
Valuation allowance	(44)	(26)
Net deferred tax assets	$86	$173
Deferred tax liabilities attributable to:
Property, plant and equipment	$180	$159
Goodwill	—	16
Total deferred tax liabilities	$180	$175
Net deferred tax liabilities	$94	$2

Net operating loss carryforwards at December 31, 2009 include state net operating losses of $2 million and foreign net operating losses of $21 million.  The state net operating losses expire in various years through 2029.  Foreign net operating losses of $17 million will expire in 2010 through 2014 if unused, while $4 million may be carried forward indefinitely.  The foreign tax credit carryforwards of $24 million at December 31, 2009 will expire in 2011 through 2019 if not utilized.

Income tax accounting requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income.  The Company maintains a valuation allowance of $44 million against certain foreign tax credits, foreign net operating losses and deferred tax assets in Korea that management has determined will more likely than not expire prior to realization.  The valuation allowance at December 31, 2009, with respect to foreign tax credit carryforwards, decreased to $15 million from $19 million at December 31, 2008.  The valuation allowance with respect to foreign net operating losses increased to $20 million at December 31, 2009 from $7 million at December 31, 2008.  In addition, a valuation allowance of $9 million was established during 2009 primarily for the deferred tax asset associated with the future tax amortization of goodwill in Korea.

A reconciliation of the US federal statutory tax rate to the Company’s effective tax rate follows:

	2009	2008	2007
Provision for tax at US statutory rate	35.00%	35.00%	35.00%
Tax rate difference on foreign income	.50	(3.09)	(1.56)
State and local taxes — net	.28	0.63	0.25
Change in valuation allowance — foreign tax credits	.51	0.23	0.47
Change in foreign statutory tax rates	(0.94)	(0.83)	(1.03)
Non-conventional fuel tax credits	—	—	(0.22)
Korea goodwill write-off, net of valuation allowance	25.50	—	—
Other items — net	(1.40)	0.06	0.59
Provision at effective tax rate	59.45%	32.00%	33.50%

Provisions are made for estimated US and foreign income taxes, less credits that may be available, on distributions from foreign subsidiaries to the extent dividends are anticipated.  No provision has been made for income taxes on approximately $921 million of undistributed earnings of foreign subsidiaries at December 31, 2009, as such amounts are considered permanently reinvested.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2009	$19
Additions for tax positions related to prior years	2
Reductions for tax positions related to prior years	—
Additions based on tax positions related to the current year	4
Reductions related to settlements	—
Reductions related to a lapse in the statute of limitations	(3)
Balance at December 31, 2009	$22

Of this total, $18 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods.

The Company accounts for interest and penalties related to income tax matters in income tax expense.  The Company had accrued interest and penalties of $1 million as of December 31, 2009 and $3 million as of December 31, 2008.

The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions.  The Internal Revenue Service (“IRS”) has concluded its audit of all years through 2005.  The Company remains subject to potential examination in Canada for the years 2004 to 2009, Brazil for the years 2004 to 2009 and Mexico for the years 2005 to 2009.  The statute of limitations is generally open for the years 2002 to 2009 for various other non-US jurisdictions.

In 2008 and 2007, the Company made deposits of approximately $13 million and $17 million, respectively, to the Canadian tax authorities relating to an ongoing audit examination.  The Company did not make any additional deposits relating to this ongoing audit examination in 2009.  The Company has settled $2 million of the claims and is in the process of appealing the remaining items from the audit.  It is expected that the appeal process will not be concluded within the next twelve months.  The Company believes that it has adequately provided for the most likely outcome of the appeal process.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2009.  The Company currently estimates that such increases or decreases will not be significant.

NOTE 9 — Benefit Plans

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

The Company also provides healthcare and/or life insurance benefits for retired employees in the United States, Canada and Brazil. US salaried employees are provided with access to postretirement medical insurance through Retirement Health Care Spending Accounts.  US salaried employees accrue an account during employment, which can be used after employment to purchase postretirement medical insurance from the Company and Medigap or through Medicare HMO policies after age 65.  The accounts are credited with a flat dollar amount and indexed for inflation annually during employment. The accounts also accrue interest credits using a rate equal to a specified amount above the yield on five-year Treasury notes.  Employees can use the amounts accumulated in these accounts, including credited interest, to purchase postretirement medical insurance.  Employees become eligible for benefits when they meet minimum age and service requirements.  The Company recognizes the cost of these postretirement benefits by accruing a flat dollar amount on an annual basis for each domestic salaried employee.  The Company has the right to modify or terminate these benefits. Healthcare benefits for retirees outside the United States, Canada and Brazil are generally covered through local government plans.

Pension Obligation and Funded Status —The changes in pension benefit obligations and plan assets during 2009 and 2008, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2009 and 2008, were as follows:

	US Plans		Non-US Plans
(in millions)	2009	2008	2009	2008
Benefit obligation
At January 1	$79	$76	$98	$149
Service cost	3	3	2	3
Interest cost	5	6	8	8
Benefits paid	(3)	(6)	(8)	(7)
Actuarial loss (gain)	4	(1)	11	(27)
Plan amendment	—	1	—	—
Curtailment / Settlement	(4)	—	(1)	(4)
Foreign currency translation	—	—	13	(24)
Benefit obligation at December 31	$84	$79	$123	$98
Fair value of plan assets
At January 1	$58	$64	$96	$139
Actual return on plan assets	11	(16)	11	(17)
Employer contributions	7	16	5	8
Benefits paid	(3)	(6)	(8)	(7)
Settlements	(4)	—	(1)	(4)
Foreign currency translation	—	—	13	(23)
Fair value of plan assets at December 31	$69	$58	$116	$96
Funded status	$(15)	$(21)	$(7)	$(2)

Amounts recognized in the Consolidated Balance Sheets consist of:

	US Plans		Non-US Plans
(in millions)	2009	2008	2009	2008
Non current asset	$—	$—	$(6)	$(8)
Current liabilities	—	2	1	1
Non current liabilities	15	19	12	9
Net amount recognized	$15	$21	$7	$2

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

	US Plans		Non-US Plans
(in millions)	2009	2008	2009	2008
Net actuarial loss	$25	$30	$29	$18
Prior service cost	2	2	—	—
Transition obligation	—	—	4	4
Net amount recognized	$27	$32	$33	$22

The accumulated benefit obligation for all defined benefit pension plans was $172 million and $151 million at December 31, 2009 and December 31, 2008, respectively.

Information about plan obligations and assets for plans with an accumulated benefit obligation in excess of plan assets is as follows:

	US Plans		Non-US Plans
(in millions)	2009	2008	2009	2008
Projected benefit obligation	$84	$79	$13	$11
Accumulated benefit obligation	77	73	11	10
Fair value of plan assets	69	58	—	—

Included in the Company’s pension obligation are nonqualified supplemental retirement plans for certain key employees.  All benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

Components of net periodic benefit cost and other amounts recognized in other comprehensive income consist of the following:

	US Plans			Non-US Plans
(in millions)	2009	2008	2007	2009	2008	2007
Service cost	$3	$3	$3	$3	$3	$4
Interest cost	5	5	4	8	8	8
Expected return on plan assets	(4)	(5)	(4)	(9)	(9)	(8)
Amortization of actuarial loss	1	—	—	—	1	1
Amortization of transition obligation	—	—	—	—	1	1
Amortization of prior service cost	—	1	—	—	—	—
Settlement/Curtailment	1	—	—	1	1	—
Net pension cost	$6	$4	$3	$3	$5	$6

For the US plans, the Company estimates that net pension expense for 2010 will include approximately $1.2 million relating to the amortization of its accumulated actuarial loss and $0.2 million relating to the amortization of prior service cost included in accumulated other comprehensive loss at December 31, 2009.

For the non-US plans, the Company estimates that net pension expense for 2010 will include approximately $0.3 million relating to the amortization of its accumulated actuarial loss and $0.5 million relating to the amortization of prior service cost and $0.1 million relating to the amortization of transition obligation included in accumulated other comprehensive loss at December 31, 2009.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for 2009 are as follows:

(in millions)	US Plans	Non-US
Net actuarial loss/(gain)	$(3)	$8
Amortization of actuarial (loss)/gain	(1)	—
Actuarial (loss) recognized due to settlement	(1)	(1)
Total recorded in other comprehensive income	$(5)	$7
Net periodic benefit cost	6	3
Total recorded in other comprehensive income and net periodic benefit cost	$1	$10

The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	US Plans		Non-US Plans
	2009	2008	2009	2008
Discount rate	5.85%	6.05%	7.24%	8.20%
Rate of compensation increase	2.75%	2.75%	4.12%	4.56%

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

	US Plans			Non-US Plans
	2009	2008	2007	2009	2008	2007
Discount rate	6.05%	6.20%	5.90%	8.63%	6.74%	5.80%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	7.65%	7.25%	7.20%
Rate of compensation increase	2.75%	2.75%	2.75%	5.30%	4.39%	4.00%

The Company has assumed an expected long-term rate of return on assets of 7.25 percent for US plans and 7.00 percent for Canadian plans.  In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US and Canadian equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent  actuaries and investment consultants, and historical trends in long-term inflation rates.  Projected return estimates made by such consultants are based upon broad equity and bond indices.

The discount rate reflects a rate of return on high quality fixed income investments that match the duration of the expected benefit payments.  The Company has typically used returns on long-term, high quality corporate AA bonds as a benchmark in establishing this assumption.  The discount rate is reviewed annually.

Plan Assets - The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of equity instruments, fixed income securities, and short-term investments.  Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations.  For US pension plans, the weighted average target range allocation of assets was 41-81 percent with equity managers, 19-59 percent with fixed income managers and 1-3 percent in cash.  The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate.

The Company’s pension plan weighted average asset allocation for US plans and non-US plans is as follows:

	US Plans		Non-US Plans
Asset Category	2009	2008	2009	2008
Equity securities	53%	42%	51%	45%
Debt securities	46%	55%	47%	46%
Other	1%	3%	2%	9%
Total	100%	100%	100%	100%

The fair values of the Company’s plan assets, by asset category and level, are as follows:

	Fair Value Measurements at December 31, 2009
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Plans:
Equity Index:
US (a)	$		$30		$30
International (b)			4		4
Real Estate (c)			2		2
Fixed Income Index:
Intermediate Bond (d)			17		17
Long Bond (e)			15		15
Cash (f)		1			1
Total US Plans		$1	$68		$69

Non-US Plans:
Equity Index:
US (a)	$		$18		$18
Canada (g)			23		23
International (b)			18		18
Fixed Income Index:
Long Bond (h)			54		54
Cash (f)		3			3
Total Non-US Plans		$3	$113		$116

(a)       This category consists of a passively managed equity index fund that tracks the return of large capitalization US equities.

(b)       This category consists of a passively managed equity index fund that tracks an index of returns on international developed market stocks.

(c)        This category consists of a passively managed equity index fund that tracks a US real estate equity securities index that includes stocks of real estate investment trusts and real estate operating companies.

(d)       This category consists of a passively managed fixed income index fund that tracks the return of intermediate duration US government and investment grade corporate bonds.

(e)        This category consists of a passively managed fixed income fund that tracks the return of long duration US government and investment grade corporate bonds.

(f)           This category represents cash or cash-like instruments.

(g)       This category consists of a passively managed equity index fund that tracks the return of large and mid-sized capitalization equities traded on the Toronto Stock Exchange.

(h)       This category consists of a passively managed fixed income index fund that tracks the return of the universe of Canada government and investment grade corporate bonds.

All significant pension plan assets are held in collective trusts by the Company’s US and non-US plans (the “Plan”).  The fair values of shares of collective trusts are based upon the net asset values of the funds reported by the fund managers as of the balance sheet date (level 2 inputs).  This may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Plan believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies could result in a different fair value measurement at the reporting date.

In 2009, the Company made cash contributions of $7 million and $5 million to its US and non-US pension plans, respectively.  The Company anticipates that it will make cash contributions of $8 million to its non-US pension plans in 2010.  The Company has not yet determined the amount, if any, that it will contribute to its US pension plans in 2010.  Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.  The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	US Plans	Non-US Plans
2010	$4	$7
2011	4	7
2012	6	7
2013	4	7
2014	5	9
Years 2015 — 2019	33	49

The Company and certain of its subsidiaries also maintain defined contribution plans.  The Company makes matching contributions to these plans based on a percentage of employee contributions.  Amounts charged to expense for defined contribution plans totaled $6 million, $6 million and $5 million in 2009, 2008 and 2007, respectively.

Postretirement Benefit Plans — The Company’s postretirement benefit plans currently are not funded.  The information presented below includes the plans in the United States, Brazil, and Canada. The changes in the benefit obligations of the plans during 2009 and 2008, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2009 and 2008, were as follows:

(in millions)	2009	2008
Accumulated postretirement benefit obligation
At January 1	$59	$56
Service cost	2	2
Interest cost	4	4
Plan amendment	(1)	2
Actuarial loss	3	—
Benefits paid	(2)	(3)
Foreign currency translation	1	(2)
Benefit obligation at December 31	$66	$59
Fair value of plan assets	—	—
Funded Status	$66	$59

Amounts recognized in the Consolidated Balance Sheet consist of:

(in millions)	2009	2008
Current liabilities	$2	$3
Non current liabilities	64	56
Net amount recognized	$66	$59

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

(in millions)	2009	2008
Net actuarial loss	$13	$11
Prior service cost	1	2
Net amount recognized	$14	$13

Components of net periodic benefit cost and other amounts recognized in other comprehensive income consisted of the following:

(in millions)	2009	2008	2007
Service cost	$2	$2	$1
Interest cost	4	3	3
Amortization of actuarial loss	1	1	—
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$7	$6	$4

The Company estimates that postretirement benefit expense for 2010 will include approximately $0.8 million relating to the amortization of its accumulated actuarial loss and $0.2 million relating to the amortization of its prior service credit included in accumulated other comprehensive loss at December 31, 2009.

Changes in amounts recorded in other comprehensive income for 2009 are as follows:

(in millions)
Net actuarial loss	$3
Amortization of actuarial (loss)	(1)
Plan amendment	(1)
Total recorded in other comprehensive income	1
Net periodic benefit cost	7
Total recorded in other comprehensive income and net periodic benefit cost	$8

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2009	2008
Discount rate	6.22%	6.45%

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2009	2008	2007
Discount rate	6.66%	6.58%	5.80%

The discount rate reflects a rate of return on high quality fixed income investments that match the duration of expected benefit payments.  The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption.  The discount rate is reviewed annually.

In measuring the postretirement benefit obligation, for the United States, the Company assumed an increase in the per capita cost of healthcare benefits of 9.0 percent in 2010, declining ratably to 5.0 percent by the year 2018 and remaining at that level thereafter. The US Salaried OPEB Plan post-65 trend rate is assumed to be 3.5 percent per year. For Canada, the Company assumed an increase in the per capita cost of healthcare benefits of 8.0 percent in 2010, declining ratably to 5.0 percent by the year 2013 and remaining at that level thereafter. In addition, for Canada, the Company assumed an increase in the per capita cost of dental benefits of 4.0 percent per year. The Canada London Union Plan is not affected by health care trend rates. For Brazil, the Company assumed an increase in the per capita cost of healthcare benefits of 10.0 percent in 2010,

declining ratably to 5.5 percent by the year 2019 and remaining at that level thereafter.   An increase in the assumed healthcare cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation at December 31, 2009 by $11 million, while a decrease in the rate of 1 percentage point would decrease the obligation by $9 million, with a corresponding effect on the service and interest cost components of the net periodic postretirement benefit cost for the year then ended of $1.1 million for an increase of 1 percentage point and $0.8 million for a decrease of 1 percentage point.

Estimated future benefit payments — The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)
2010	$2
2011	2
2012	3
2013	3
2014	3
Years 2015 — 2019	20

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

NOTE 10 — Supplementary Information

Balance Sheets — Supplementary information is set forth below:

(in millions)	2009	2008
Accounts receivable — net:
Accounts receivable — trade	$387	$359
Accounts receivable — other	65	278
Allowance for doubtful accounts	(12)	(10)
Total accounts receivable — net	$440	$627
Inventories:
Finished and in process	$176	$192
Raw materials	150	207
Manufacturing supplies	68	55
Total inventories	$394	$454
Accrued liabilities:
Compensation expenses	$40	$58
Dividends payable	11	11
Accrued interest	4	12
Accrued income taxes	—	7
Taxes payable other than income taxes	20	11
Other	26	26
Total accrued liabilities	$101	$125
Non-current liabilities:
Employees’ pension, indemnity, retirement, and other	$116	$104
Unrealized losses on cash flow hedges	—	24
Other	26	24
Total non-current liabilities	$142	$152

Statements of Income - Supplementary information is set forth below:

(in millions)	2009	2008	2007
Other income (expense)-net:
Costs of terminated Bunge merger (a)	$—	$(16)	$—
Gain from sale of land	2	5	—
Gain on investment	—	—	6
Other	3	15	4
Other income (expense)-net	$5	$4	$10

Financing costs-net:
Interest expense, net of amounts capitalized (b)	$33	$43	$50
Interest income	(1)	(5)	(12)
Foreign currency transaction (gains) losses	6	(9)	4
Financing costs-net	$38	$29	$42

(a) On June 23, 2008, the Company and Bunge Limited (“Bunge”) announced that the two companies had entered into a definitive agreement under which Bunge would acquire Corn Products in an all-stock transaction.  The aggregate transaction value based on the price of Bunge’s stock at that date was approximately $4.8 billion including assumption of debt.  On November 10, 2008, the Company’s Board of Directors withdrew its recommendation in favor of the merger agreement and recommended against adoption of the agreement.  On the same day Bunge’s Board of Directors voted to terminate the merger agreement, citing the decision of the Corn Products Board of Directors.  Under the terms of the agreement, the Company reimbursed Bunge for $10 million of their expenses in connection with the proposed acquisition.  In addition, the Company incurred approximately $6 million of expenses relating to the proposed transaction.

(b) Interest capitalized amounted to $7 million, $8 million and $4 million in 2009, 2008 and 2007, respectively.

Statements of Cash Flow - Supplementary information is set forth below:

(in millions)	2009	2008	2007
Interest paid	$47	$46	$47
Income taxes paid	82	108	93
Noncash investing and financing activities:
Change in fair value and number of shares of redeemable common stock	—	(5)	(25)

Natural Gas Purchase Agreement:

On January 20, 2006, Corn Products Brazil (“CPO Brazil”), the Company’s wholly-owned Brazilian subsidiary entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”).  Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant.  This agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement.  During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement.  The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement.  The price may vary based upon gas commodity cost and transportation costs, which are adjusted annually; the distribution margin which is set by the Brazilian Commission of Public Energy Services; and the fluctuation of exchange rates between the US dollar and the Brazilian real.  We estimate that the total minimum expenditures by CPO Brazil through the remaining term of the Agreement will be approximately $236 million based on current exchange rates as of December 31, 2009 and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement.  CPO Brazil will make payments of approximately $18 million in each of the next five years in accordance with the Agreement.  The amount of gas purchased under this Agreement for the years ended December 31, 2009, 2008 and 2007 was approximately $21 million, $22 million and $20 million, respectively.

NOTE 11 — Redeemable Common Stock

The Company had an agreement with certain common stockholders (collectively the “holder”), relating to 500,000 shares of the Company’s common stock, that provided the holder with the right to require the Company to repurchase those common shares for cash at a price equal to the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding the date that the holder exercised the put option.  This put option was exercisable at any time, until January 2010, when it expired.  The holder could have also elected to sell the common shares on the open market, subject to certain restrictions.  The common shares that were subject to the put option are classified as redeemable common stock in the Company’s Consolidated Balance Sheets.  As a result of the expiration of the agreement, the Company will discontinue reporting the shares as redeemable common stock in its Consolidated Balance Sheet in 2010 and reclassify the amount to additional paid-in capital.

During the term of the agreement, the Company had the right, but not the obligation, to extend the put option for an additional three years.  Additionally, the holder of the put option could not require the Company to repurchase less than 500,000 shares on any single exercise of the option.  In the event the holder had exercised the put option requiring the Company to repurchase the shares, the Company would have been required to pay for the shares within 90 calendar days from the exercise date.  Any amount due would have accrued interest at the Company’s revolving credit facility rate from the date of exercise until the payment date.  The put option has not been extended and has expired.

The carrying value of the redeemable common stock was $14 million at both December 31, 2009 and December 31, 2008, based on the average of the closing per share market prices of the Company’s common stock for the 20 trading days immediately preceding the respective balance sheet dates ($29.03 per share and $28.62 per share at December 31, 2009 and 2008, respectively).  Adjustments to mark the redeemable common stock to market value are recorded directly to additional paid-in capital in the equity section of the Company’s Consolidated Balance Sheets.  During 2007, the holder sold 727,000 shares of redeemable common stock in open market transactions.  There were 500,000 shares of redeemable common stock outstanding at December 31, 2009 and 2008.

NOTE 12 - Equity

Preferred stock:

The Company has authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding as of December 31, 2009 and December 31, 2008.

Treasury Stock:

During 2009, the Company issued, from treasury, 83,700 restricted common shares and 287,150 common shares upon the exercise of stock options under the stock incentive plan and 146,859 common shares under other incentive plans.  During 2008, the Company issued, from treasury, 45,500 restricted common shares and 583,835 common shares upon the exercise of stock options under the stock incentive plan and 206,582 common shares under other incentive plans.  During 2007, the Company issued, from treasury, 77,950 restricted common shares and 875,774 common shares upon the exercise of stock options under the stock incentive plan and 7,027 common shares under other incentive plans.

The Company reacquired 17,191, 18,527 and 32,040 shares of its common stock during 2009, 2008 and 2007, respectively, by both repurchasing shares from employees under the stock incentive plan and through the cancellation of forfeited restricted stock.  The Company repurchased shares from employees at average purchase prices of $29.76, $33.96 and $44.88, or fair value at the date of purchase, during 2009, 2008 and 2007, respectively.  All of the acquired shares are held as common stock in treasury, less shares issued to employees under the stock incentive plan.

On November 7, 2007, the Company’s Board of Directors approved a common stock repurchase program that permits the Company to purchase up to 5 million shares of its outstanding common stock over a period that runs through November 30, 2010.  In 2009, the Company repurchased 157,508 common shares in open market transactions at a cost of approximately $3 million.  In 2008, the Company repurchased 25,000 common shares in open market transactions at a cost of approximately $1 million.  In 2007, the Company repurchased 1,480,500 common shares in open market transactions at a cost of approximately $55 million.  Substantially all of the 2007 repurchases were made under the Company’s previously authorized 4 million share repurchase program, except for 32,100 shares that were repurchased under the existing 5 million share program.  At December 31, 2009, the Company had 4,785,392 shares available to be repurchased under its existing program.  The Company has repurchased all of the shares allowed under its previously authorized 4 million share repurchase program.  The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan.  However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2007, 2008 and 2009:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Redeemable Shares	Outstanding
Balance at December 31, 2006	75,320	1,017	1,227	73,076
Elimination of redemption requirement (see Note 11)	—	—	(727)	727
Issuance of restricted stock as compensation	—	(78)	—	78
Issuance under incentive and other plans	—	(7)	—	7
Stock options exercised	—	(876)	—	876
Purchase/acquisition of treasury stock	—	1,513	—	(1,513)
Balance at December 31, 2007	75,320	1,569	500	73,251
Issuance of restricted stock as compensation	—	(45)	—	45
Issuance under incentive and other plans	—	(206)	—	206
Stock options exercised	—	(584)	—	584
Purchase/acquisition of treasury stock	—	43	—	(43)
Balance at December 31, 2008	75,320	777	500	74,043
Issuance of restricted stock as compensation	—	(84)	—	84
Issuance under incentive and other plans	—	(147)	—	147
Stock options exercised	—	(287)	—	287
Purchase/acquisition of treasury stock	—	175	—	(175)
Balance at December 31, 2009	75,320	434	500	74,386

Share-based payments:

The Company has a stock incentive plan (“SIP”) administered by the compensation committee of its Board of Directors that provides for the granting of stock options, restricted stock and other stock-based awards to certain key employees.  A maximum of 8 million shares were originally authorized for awards under the SIP.  As of December 31, 2009, 2.3 million shares were available for future grants under the SIP.  Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.  Total share-based compensation expense for 2009 was $6 million, net of income tax effect of $4 million.  Total share-based compensation expense for 2008 was $9 million, net of income tax effect of $4 million.

The Company granted nonqualified options to purchase 898,700, 812,800 and 777,600 shares of the Company’s common stock during 2009, 2008 and 2007, respectively. The options are exercisable upon vesting, which occurs for grants issued in 2009, 2008 and 2007 evenly over a three-year period at the anniversary dates of the date of grant, and have a term of 10 years.  Stock options granted prior to 2007 are exercisable upon vesting, which occurs in 50 percent increments at the one and two year anniversary dates of the date of grant, and also have a term of 10 years.  Compensation expense is recognized on a straight-line basis for awards.  As of December 31, 2009, certain of these nonqualified options have been forfeited due to the termination of employees.

The fair value of stock option awards was estimated at the grant dates using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Expected life (in years)	5.3	5.3	5.3
Risk-free interest rate	2.0%	2.9%	4.8%
Expected volatility	31.2%	27.0%	26.8%
Expected dividend yield	2.1%	1.2%	1.0%

The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on historical dividend payments. The weighted average fair value of options granted during 2009, 2008 and 2007 was estimated to be $6.36, $9.06 and $10.33, respectively.

A summary of stock option and restricted stock transactions for the last three years follows:

(shares in thousands)	Stock Option Shares	Stock Option Price Range			Weighted Average per Share Exercise Price for Stock Options	Shares of Restricted Stock
Outstanding at December 31, 2006	4,350	$11.37	to	$29.80	$19.45	169
Granted	778	33.32	to	40.71	33.93	78
Exercised / vested	(876)	11.37	to	25.83	17.90	(69)
Cancelled	(59)	25.83	to	33.80	30.29	(12)
Outstanding at December 31, 2007	4,193	11.37	to	40.71	22.30	166
Granted	813	33.82	to	38.79	34.32	46
Exercised / vested	(584)	11.37	to	34.93	19.66	(19)
Cancelled	(52)	25.83	to	34.36	33.69	(14)
Outstanding at December 31, 2008	4,370	11.37	to	40.71	24.76	179
Granted	899	18.31	to	25.74	25.53	84
Exercised / vested	(287)	11.37	to	25.83	14.82	(14)
Cancelled	(140)	25.58	to	34.36	30.81	(14)
Outstanding at December 31, 2009	4,842	11.37	to	40.71	25.32	235

The intrinsic values of stock options exercised during 2009, 2008 and 2007 were approximately $4 million, $14 million and $20 million, respectively.  For the years ended December 31, 2009, 2008 and 2007, cash received from the exercise of stock options was $4 million, $11 million and $16 million, respectively.  The excess income tax benefit realized from share-based compensation was $1 million, $5 million and $6 million in 2009, 2008 and 2007, respectively.  As of December 31, 2009, the unrecognized compensation cost related to non-vested stock options totaled $6 million, which will be amortized over the weighted-average period of approximately 1 year.

The following table summarizes information about stock options outstanding at December 31, 2009:

(shares in thousands) Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price per Share
$11.37 to 12.21	85	$11.37	0.8	85	$11.37
$12.22 to 16.28	669	14.33	2.2	669	14.33
$16.29 to 20.35	489	16.93	3.8	481	16.90
$20.36 to 24.43	4	21.23	5.3	4	21.23
$24.44 to 28.50	2,188	25.45	6.9	1,345	25.36
$28.51 to 32.57	20	29.80	6.3	20	29.80
$32.58 to 36.64	1,370	34.07	7.5	757	33.97
$36.65 to 40.71	17	40.43	7.5	11	40.56
	4,842	$25.32	6.0	3,372	$23.62

The number of options exercisable at December 31, 2009 was 3.4 million.

Stock options outstanding at December 31, 2009 had an aggregate intrinsic value of approximately $26 million and an average remaining contractual life of 6.0 years.  Stock options exercisable at December 31, 2009 had an aggregate intrinsic value of approximately $23 million and an average remaining contractual life of 4.9 years.  Stock options outstanding at December 31, 2008 had an aggregate intrinsic value of approximately $26 million and an average remaining contractual life of 6.2 years.  Stock options exercisable at December 31, 2008 had an aggregate intrinsic value of approximately $26 million and an average remaining contractual life of 5.1 years.

In addition to stock options, the Company awards shares of restricted common stock to certain key employees.  The restricted shares issued under the plan are subject to cliff vesting, generally for five years provided the employee remains in the service of the Company.  Expense is recognized on a straight-line basis over the vesting period taking into account an estimated forfeiture rate.  The fair value of the restricted stock is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.  Compensation expense pertaining to these awards was $2 million in 2009 and $1 million in both 2008 and 2007.

The following table summarizes restricted share activity for the year ended December 31, 2009:

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested at December 31, 2008	179	$31.02
Granted.	84	25.85
Vested	(14)	23.77
Cancelled	(14)	30.63
Non-vested at December 31, 2009	235	29.60

The weighted-average fair value of restricted stock granted in 2009, 2008 and 2007 was $25.85, $34.36 and $34.43, respectively.  The total fair value of restricted stock that vested in 2009, 2008 and 2007 was $.3 million, $1 million and $1 million, respectively.

As of December 31, 2009, additional paid-in capital included $3 million of unrecognized compensation cost related to restricted stock that will be amortized on a weighted-average basis over 1.9 years.  The recognized compensation cost related to restricted stock totaling $4 million at December 31, 2009 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.

Other share-based awards under the SIP:

Under the compensation agreement with the Board of Directors at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of restricted stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested.  Stock units under this plan vest immediately.  The compensation expense relating to this plan included in the Consolidated Statements of Income for 2009, 2008 and 2007 was not material.  At December 31, 2009, there were approximately 227,000 share units outstanding under this plan at a carrying value of approximately $7 million.

The Company has a long term incentive plan for officers under which awards thereunder are classified as equity.  The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed versus the target percentage.  Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model.  Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the target percentage goal and is reviewed at the end of each reporting period.  The total compensation expense for these awards is being amortized over a three-year service period.  Compensation expense relating to these awards included in the Consolidated Statements of Income for 2009, 2008 and 2007 was $.5 million, $5 million and $5 million, respectively.  As of December 31, 2009, the unrecognized compensation cost relating to these plans was $3 million, which will be amortized over the remaining requisite service periods of 1 to 2 years.  This amount will vary each reporting period based on changes in the probability of attaining the goal.  The recognized compensation cost related to these awards totaling $4 million at December 31, 2009 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.

Accumulated Other Comprehensive Loss:

A summary of accumulated other comprehensive income (loss) for the years ended December 31, 2007, 2008 and 2009 is presented below:

		Deferred		Unrealized	Accumulated
	Currency	Gain/(Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Income/(Loss)
Balance, December 31, 2006	(214)	28	(37)	—	(223)
Gains on cash flow hedges, net of income tax effect of $20		32			32
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $10		(15)			(15)
Actuarial gain on pension and other postretirement obligations, net of income tax			6		6
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax			2		2
Unrealized gain on investment, net of income tax				1	1
Currency translation adjustment	82				82
Balance, December 31, 2007	(132)	45	(29)	1	(115)
Losses on cash flow hedges, net of income tax effect of $77		(127)			(127)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $63		(105)			(105)
Actuarial loss on pension and other postretirement obligations, net of income tax			(15)		(15)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax			2		2
Unrealized loss on investment, net of income tax				(3)	(3)
Currency translation adjustment	(231)				(231)
Balance, December 31, 2008	(363)	(187)	(42)	(2)	(594)
Losses on cash flow hedges, net of income tax effect of $28		(45)			(45)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $117		199			199
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax			(5)		(5)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax			2		2
Currency translation adjustment	135				135
Balance, December 31, 2009	$(228)	$(33)	$(45)	$(2)	$(308)

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

On October 21, 2003, the Company submitted, on its own behalf and on behalf of its Mexican affiliate, CPIngredientes, S.A. de C.V. (previously known as Compania Proveedora de Ingredientes), a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the Additional Office of the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States.  In the Request, the Company asserted that the imposition by Mexico of a discriminatory tax on beverages containing HFCS in force from 2002 through 2006 breached various obligations of Mexico under the investment protection provisions of NAFTA.  The case was bifurcated into two phases, liability and damages, and a hearing on liability was held before a Tribunal in July 2006.  In a Decision dated January 15, 2008, the Tribunal unanimously held that Mexico had violated NAFTA Article 1102, National Treatment, by treating beverages sweetened with HFCS produced by foreign companies differently than those sweetened with domestic sugar.  In July 2008, a hearing regarding the quantum of damages was held before the same Tribunal.  The Company sought damages and pre- and post-judgment interest totaling $288 million through December 31, 2008.

In an award rendered August 18, 2009, the Tribunal awarded damages to CPIngredientes in the amount of $58.4 million, representing lost profits in Mexico as a result of the tax and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest.  On October 1, 2009, the Company submitted to the Tribunal a request for correction of the Award to avoid effective double taxation on the amount of the Award in Mexico.  On November 16, 2009, the Company preserved its appeal rights by entering a Notice of Application in the Superior Court of Justice of Ontario, Canada pending the outcome of the request for correction or interpretation.  The damages awarded by the Tribunal have not been recorded in the Company’s consolidated financial statements.

NOTE 14 - Segment Information

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

(in millions)	2009	2008	2007
Net sales to unaffiliated customers (a):
North America	$2,268	$2,370	$2,052
South America	1,012	1,120	925
Asia/Africa	392	454	414
Total	$3,672	$3,944	$3,391
Operating income:
North America	$177	$313	$234
South America	138	151	115
Asia/Africa	17	38	45
Corporate	(54)	(52)	(47)
Impairment/restructuring charges (b):	(125)	—	—
Costs of terminated merger	—	(16)	—
Total	$153	$434	$347
Total assets:
North America	$1,651	$1,987	$1,716
South America	999	808	902
Asia/Africa	302	412	485
Total	$2,952	$3,207	$3,103
Depreciation and amortization:
North America	$83	$81	$83
South America	36	35	30
Asia/Africa	11	12	12
Total	$130	$128	$125
Capital expenditures:
North America	$75	$117	$90
South America	54	92	77
Asia/Africa	17	19	10
Total	$146	$228	$177

(a)       Sales between geographic regions for each of the periods presented are insignificant and therefore are not presented.

(b)        Includes a $119 million write-off of goodwill pertaining to the Company’s operations in South Korea, a $5 million write-off of impaired assets in North America and a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in our Asia/Africa region.

The following table presents net sales to unaffiliated customers by country of origin for the last three years:

	Net Sales
(in millions)	2009	2008	2007
United States	$1,124	$1,221	$1,021
Mexico	756	750	668
Brazil	522	594	498
Canada	388	399	363
Argentina	186	200	160
Korea	159	187	195
Others	537	593	486
Total	$3,672	$3,944	$3,391

The following table presents long-lived assets by country at December 31:

	Long-lived Assets
(in millions)	2009	2008	2007
United States	$500	$527	$506
Mexico	398	397	370
Brazil	350	261	320
Canada	187	165	188
Argentina	151	149	137
Korea	85	201	276
Others	233	206	216
Total	$1,904	$1,906	$2,013

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR	2nd QTR*	3rd QTR	4th QTR
2009
Net sales before shipping and handling costs	$881	$966	$1,027	$1,016
Less: shipping and handling costs	50	54	56	57
Net sales	$831	$912	$971	$959
Gross profit	93	112	153	163
Net income (loss) attributable to CPI	17	(85)	53	56
Basic earnings (loss) per common share of CPI	$0.22	$(1.13)	$0.70	$0.75
Diluted earnings (loss) per common share of CPI	$0.22	$(1.13)	$0.70	$0.74

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR**
2008
Net sales before shipping and handling costs	$991	$1,094	$1,155	$957
Less: shipping and handling costs	60	65	71	57
Net sales	$931	$1,029	$1,084	$900
Gross profit	173	187	204	141
Net income attributable to CPI	64	68	88	46
Basic earnings per common share	$0.87	$0.92	$1.18	$0.62
Diluted earnings per common share	$0.85	$0.90	$1.15	$0.61

*Includes a charge of $125 million ($110 million after-tax, or $1.47 per diluted common share) for impaired assets and restructuring costs that was recorded in the second quarter of 2009.  See Note 4 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

**Includes a charge of $10 million ($7 million after-tax, or $0.09 per diluted common share) in connection with the reimbursement of expenses to Bunge following the termination of the merger with Bunge.  Additionally, the Company reduced its annual effective income tax rate to 32.0 percent (from 34.5 percent used for the nine months ended September 30, 2008) to reflect a change in our geographical income mix, a statutory rate reduction in Korea, and other discrete items.  The Company’s fourth-quarter and full year 2008 effective income tax rates were 17.2 percent and 32.0 percent, respectively, as compared to 34.1 percent and 33.5 percent in the 2007 periods.

ITEM 9.                            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal 1. Election of Directors,” “The Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Executive Officers of the Registrant.”  The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller.  The code of ethics is posted on the Company’s Internet website, which is found at www.cornproducts.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.                       EXECUTIVE COMPENSATION

The information contained under the headings “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Equity Compensation Plan Information as of December 31, 2009” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “2009 and 2008 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) Consolidated Financial Statements

Financial Statements (see the Index to the Consolidated Financial Statements on page 41 of this report).

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

4.1*

Stockholder Agreement, dated as of December 2, 1998 among the Company, Arancia Industrial, S.A. de C.V. and Promociones Industriales Aralia, S.A. de C.V., filed on October 21, 1998 as Exhibit 2 to the Company’s Current Report on Form 8-K dated October 21, 1998, File No. 1-13397

4.3*

Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

4.4*

Extension Letter dated as of May 14, 2007 with respect to Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed on May 18, 2007 as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated May 14, 2007, File No. 1-13397

4.5*

First Amendment dated as of October 30, 2007 to Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed on February 29, 2008 as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13397

4.6*

Second Amendment dated as of October 30, 2007 to Revolving Credit Agreement dated April 26, 2006 among the Company and the agents and banks named therein filed on February 29, 2008 as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13397

4.7*

Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 1-13397

4.8*

Third Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee filed on April 10, 2007 as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated April 10, 2007, File No. 1-13397

4.9*

Fourth Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee filed on April 10, 2007 as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 10, 2007, File No. 1-13397

10.1 * ***	Stock Incentive Plan as effective January 28, 2009 filed on February 27, 2009 as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13397

10.2** ***	Deferred Stock Unit Plan of the Company

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

10.6* ***

Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844, as amended by Amendment No. 1 dated December 1, 2004, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.7* ***

Supplemental Executive Retirement Plan as effective November 13, 2007 filed on February 29, 2008 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13397

10.8** ***	Executive Life Insurance Plan

10.9 * ***	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397

10.10* ***

Annual Incentive Plan as effective September 18, 2007, filed on November 7, 2007 as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-13397

10.11* ***

Form of Notice of Restricted Stock Award Agreement for use in connection with awards under the Stock Incentive Plan filed on February 27, 2009 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13397

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

Company’s Current Report on Form 8-K dated January 29, 2007, File No. 1-13397

10.18*

Natural Gas Purchase and Sale Agreement between Corn Products Brasil-Ingredientes Industrias Ltda. and Companhia de Ga de Sao Paulo-Comgas, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-13397

10.19* ***

Form of Separation Agreement dated as of December 11, 2007 between the Company and Jeffrey B. Hebble filed on May 6, 2008 as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397

10.20* ***

Form of Severance Agreement entered into by the Company and Jorge L. Fiamenghi, filed on May 6, 2008 as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397

10.21* ***

Letter of Agreement dated as of April 2, 2009 between the Company and Ilene S. Gordon, filed on August 6, 2009 as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009, file No. 1-13397

10.22* ***

Consulting Agreement dated as of April 27, 2009 between the Company and Samuel C. Scott III, filed on August 6, 2009 as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009, File No. 1-13397

10.23***	Form of Notice of Restricted Stock Unit Award Agreement

11.1	Earnings Per Share Computation

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

*                 Incorporated herein by reference as indicated in the exhibit description.

**          Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

***   Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2010.

CORN PRODUCTS INTERNATIONAL, INC.

By:	/s/Ilene S. Gordon
Ilene S. Gordon
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 26th day of February, 2010.

Signature	Title

/s/ Ilene S. Gordon	Chairman, President, Chief Executive Officer and Director
Ilene S. Gordon

/s/ Cheryl K. Beebe	Chief Financial Officer
Cheryl K. Beebe

/s/ Robin A. Kornmeyer	Controller
Robin A. Kornmeyer

*Richard J. Almeida	Director
Richard J. Almeida

*Luis Aranguren-Trellez	Director
Luis Aranguren-Trellez

*Paul Hanrahan	Director
Paul Hanrahan

*Karen L. Hendricks	Director
Karen L. Hendricks

*Bernard H. Kastory	Director
Bernard H. Kastory

*Gregory B. Kenny	Director
Gregory B. Kenny

*Barbara A. Klein	Director
Barbara A. Klein

*William S. Norman	Director
William S. Norman

*James M. Ringler	Director
James M. Ringler

*By: /s/ Mary Ann Hynes
Mary Ann Hynes
Attorney-in-fact

(Being the principal executive officer, the principal financial officer, the controller and a majority of the directors of Corn Products International, Inc.)