Form 10-Q
period 2010-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2010-05-05
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2010
Common Stock, $.01 par value	75,242,665 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)	Three Months Ended March 31,
	2010	2009
Net sales before shipping and handling costs	$994.9	$880.8
Less: shipping and handling costs	57.7	49.7
Net sales	937.2	831.1
Cost of sales	794.4	738.1
Gross profit	142.8	93.0

Operating expenses	69.7	54.7
Other expense (income)-net	1.3	(0.8)

Operating income	71.8	39.1

Financing costs-net	4.7	11.3

Income before income taxes	67.1	27.8
Provision for income taxes	22.2	9.4
Net income	44.9	18.4
Less: Net income attributable to non-controlling interests	1.5	1.6
Net income attributable to CPI	$43.4	$16.8

Weighted average common shares outstanding:
Basic	75.3	74.8
Diluted	76.4	75.4

Earnings per common share of CPI:
Basic	$0.58	$0.22
Diluted	$0.57	$0.22

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$321	$175
Accounts receivable — net	480	440
Inventories	399	394
Prepaid expenses	19	13
Deferred income taxes	37	23
Total current assets	1,256	1,045

Property, plant and equipment — net	1,553	1,564
Goodwill and other intangible assets	244	245
Deferred income taxes	2	3
Investments	10	10
Other assets	84	85
Total assets	$3,149	$2,952

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$120	$136
Deferred income taxes	4	9
Accounts payable and accrued liabilities	481	420
Total current liabilities	605	565

Non-current liabilities	150	142
Long-term debt	538	408
Deferred income taxes	111	111
Redeemable common stock (500,000 shares issued and outstanding at December 31, 2009) stated at redemption value	—	14
Share-based payments subject to redemption	7	8

Equity
CPI Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares-$0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value — 75,319,774 and 74,819,774 shares issued at March 31, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	1,096	1,082
Less: Treasury stock (common stock; 45,597 and 433,596 shares at March 31, 2010 and December 31, 2009, respectively) at cost	(1)	(13)
Accumulated other comprehensive loss	(333)	(308)
Retained earnings	952	919
Total CPI stockholders’ equity	1,715	1,681
Non-controlling interests	23	23
Total equity	1,738	1,704

Total liabilities and equity	$3,149	$2,952

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2010	2009
Net income	$45	$18
Other comprehensive income:
Losses on cash flow hedges, net of income tax effect of $30 and $20, respectively	(53)	(34)
Reclassification adjustment for losses on cash flow hedges included in net income, net of income tax effect of $16 and $27, respectively	21	46
Currency translation adjustment	7	(43)
Comprehensive income (loss)	20	(13)
Comprehensive income attributable to non-controlling interests	(1)	(1)
Comprehensive income (loss) attributable to CPI	$19	$(14)

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity							Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Payments Subject to Redemption
Balance, December 31, 2009	$1	$1,082	$(13)	$(308)	$919	$23	$14	$8
Net income attributable to CPI					43
Net income attributable to non-controlling interests						1
Dividends declared					(10)	(1)
Losses on cash flow hedges, net of income tax effect of $30				(53)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $16				21
Share-based compensation			12					(1)
Expiration of put option (see Note 8)		14					(14)
Currency translation adjustment				7
Balance, March 31, 2010	$1	$1,096	$(1)	$(333)	$952	$23	$—	$7

	Total Equity							Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Payments Subject to Redemption
Balance, December 31, 2008	$1	$1,086	$(29)	$(594)	$920	$22	$14	$11
Net income attributable to CPI					17
Net income attributable to non-controlling interests						1
Dividends declared					(10)	(2)
Losses on cash flow hedges, net of income tax effect of $20				(34)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $27				46
Repurchases of common stock			(3)
Share-based compensation		(2)	7					(5)
Change in fair value of redeemable common stock		4					(4)
Currency translation adjustment				(43)
Balance, March 31, 2009	$1	$1,088	$(25)	$(625)	$927	$21	$10	$6

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2010	2009
Cash provided by (used for) operating activities:
Net income	$45	$18
Non-cash charges (credits) to net income:
Depreciation and amortization	35	30
Changes in working capital:
Accounts receivable and prepaid items	(33)	(3)
Inventories	(4)	18
Accounts payable and accrued liabilities	55	(80)
Decrease (increase) in margin accounts	(45)	82
Other	4	13
Cash provided by operating activities	57	78

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(21)	(36)
Cash used for investing activities	(21)	(36)

Cash provided by (used for) financing activities:
Proceeds from borrowings	211	59
Payments on debt	(97)	(100)
Repurchases of common stock	—	(3)
Issuance of common stock	6	—
Dividends paid (including to non-controlling interests)	(12)	(12)
Excess tax benefit on share-based compensation	1	—
Cash provided by (used for) financing activities	109	(56)

Effect of foreign exchange rate changes on cash	1	(2)
Increase (decrease) in cash and cash equivalents	146	(16)
Cash and cash equivalents, beginning of period	175	107
Cash and cash equivalents, end of period	$321	$91

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Notes to Condensed Consolidated Financial Statements

1.                                      Interim Financial Statements

References to the “Company” are to Corn Products International, Inc. (“CPI”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended March 31, 2010 and 2009, and the financial position of the Company as of March 31, 2010.  The results for the interim periods are not necessarily indicative of the results expected for the full years.  Subsequent events have been evaluated through the filing of this Form 10-Q with the SEC.

2.                                      New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements.  The Update requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual periods beginning after December 15, 2009.  The disclosures related to Level 3 fair value measurements are effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the additional disclosure provisions in the first quarter of 2010.  See Note 4 for information regarding the Company’s fair value measurements.

3.                                      Segment Information

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

	Three Months Ended March 31,
(in millions)	2010	2009
Net Sales
North America	$540.6	$531.3
South America	277.7	214.4
Asia/Africa	118.9	85.4
Total	$937.2	$831.1

Operating Income
North America	$38.4	$20.3
South America	36.0	27.7
Asia/Africa	13.1	1.8
Corporate	(15.7)	(10.7)
Total	$71.8	$39.1

(in millions)	At March 31, 2010	At December 31, 2009
Total Assets
North America	$1,807	$1,651
South America	1,018	999
Asia/Africa	324	302
Total	$3,149	$2,952

4.                                      Financial Instruments, Derivatives and Hedging Activities

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

Commodity price hedging:  The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to eighteen months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the volatility that results from fluctuations in market prices for corn and natural gas and have been designated as cash flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas is used or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash flow hedges are not significant.

Interest rate hedging:  On March 25, 2010, the Company issued $200 million of 5.62 percent Senior Notes due March 25, 2020 (the “Notes”).  See Note 9 for additional information regarding the Notes.  In conjunction with a plan to issue the Notes and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the Notes would be based, the Company had previously entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of these borrowings.  The T-Lock was designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt was priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and the Company paid approximately $6 million, representing the losses on the T-Lock, to settle the agreement.  The losses are included in AOCI and are being amortized to financing costs over the ten-year term of the Notes.

At March 31, 2010, the Company’s AOCI account included $5 million of losses (net of tax of $3 million) related to Treasury Lock agreements, of which $3 million (net of tax of $2 million) related to the $50 million T-Lock.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  At March 31, 2010, the Company had $18 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At March 31, 2010	At December 31, 2009	Balance Sheet Location	At March 31, 2010	At December 31, 2009

Commodity contracts	Accounts receivable-net	$2	$26	Accounts payable and accrued liabilities	$57	$18

				Non-current liabilities	1	—
Total		$2	$26		$58	$18

At March 31, 2010, the Company had outstanding futures and option contracts that hedge approximately 94 million bushels of forecasted corn purchases.  Also at March 31, 2010, the Company had outstanding swap and option contracts that hedge approximately 11 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Losses	Amount of Losses Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Reclassified from AOCI into Income	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Commodity contracts	$(83)	$(55)	Cost of sales	$37	$73
Interest rate contracts	—	1	Financing costs-net	—	—
Total	$(83)	$(54)		$37	$73

At March 31, 2010, the Company’s AOCI account included approximately $59 million of losses, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of March 31, 2010				As of December 31, 2009
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—	$3	$3	$—	$—
Derivative assets	2	2	—	—	26	26	—	—
Derivative liabilities	58	34	24	—	18	2	16	—
Long-term debt	542	—	542	—	407	—	407	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At March 31, 2010, the carrying value and fair value of the Company’s long-term debt was $538 million and $542 million, respectively.

5.                                      Share-Based Compensation

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended March 31,
(in millions)	2010	2009
Total stock-based compensation expense included in net income	$2.8	$1.5
Income tax benefit related to stock-based compensation included in net income	0.9	0.5

Stock Options:

Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant.  The options have a 10 year term and are exercisable upon vesting, which for grants issued in 2007 and thereafter, occurs evenly over a three-year period from the date of the grant.  Compensation expense is recognized on a straight-line basis for all awards.

The Company granted non-qualified options to purchase 819 thousand and 790 thousand shares of the Company’s common stock during the quarters ended March 31, 2010 and March 31, 2009, respectively.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2010	March 31, 2009
Expected life (in years)	5.8	5.3
Risk-free interest rate	2.71%	1.98%
Expected volatility	33.08%	30.91%
Expected dividend yield	1.94%	2.11%

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

Stock option activity for the three months ended March 31, 2010 was as follows:

(dollars and shares in thousands)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,842	$25.32
Granted	819	28.89
Exercised	(375)	17.30
Cancelled	(14)	34.03
Outstanding at March 31, 2010	5,272	26.42	6.64	$43,552

Exercisable at March 31, 2010	3,628	25.51	5.48	$33,268

For the three months ended March 31, 2010, the cash received from the exercise of stock options was $6 million and the income tax benefit realized from the exercise of stock options was $1 million.  As of March 31, 2010, the total remaining unrecognized compensation cost related to stock options approximated $11 million, which will be amortized over the weighted-average period of approximately 1.9 years.

Additional information pertaining to stock option activity is as follows:

(dollars in thousands, except per share amounts)	2010	2009
Weighted average grant date fair value of stock options granted (per share)	$8.39	$6.28
Total intrinsic value of stock options exercised	$5,561	$297

Restricted Shares of Common Stock:

The Company has granted shares of restricted common stock to certain key employees.  The restricted shares are subject to cliff vesting, generally for five years provided the employee remains in the service of the Company.  The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for the three months ended March 31, 2010 and 2009 was $1.1 million and $0.3 million, respectively.

The following table summarizes restricted share activity for the three months ended March 31, 2010.

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value
Non-vested at December 31, 2009	235	$29.60
Granted	20	28.75
Vested	(30)	32.85
Non-vested at March 31, 2010	225	29.09

As of March 31, 2010, the total remaining unrecognized compensation cost related to restricted stock amounted to $3 million, which will be amortized on a weighted-average basis over approximately 2.2 years.

6.                                      Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit plans for the three months ended March 31, 2010 and 2009:

	US Plans		Non-US Plans
(in millions)	2010	2009	2010	2009
Service cost	$0.9	$0.8	$0.6	$0.5
Interest cost	1.2	1.1	2.0	1.6
Expected return on plan assets	(1.2)	(1.0)	(2.1)	(1.7)
Amortization of net actuarial loss	0.3	0.5	0.1	—
Amortization of transition obligation	—	—	0.1	0.1
Net pension cost	$1.2	$1.4	$0.7	$0.5

The Company anticipates that it will make cash contributions of $8 million to its non-US pension plans in 2010 of which $1 million was funded in first quarter 2010.  The Company has not yet determined the amount, if any, that it will contribute to its US pension plans in 2010.

The following sets forth the components of net postretirement benefit cost for the three months ended March 31, 2010 and 2009:

(in millions)	2010	2009
Service cost	$0.6	$0.5
Interest cost	1.0	0.9
Amortization of net actuarial loss	0.2	0.2
Net postretirement benefit cost	$1.8	$1.6

7.                                      Inventories

Inventories are summarized as follows:

(in millions)	At March 31, 2010	At December 31, 2009
Finished and in process	$180	$176
Raw materials	152	150
Manufacturing supplies and other	67	68
Total inventories	$399	$394

8.                                      Expiration of Put Option

The Company had an agreement with certain common stockholders (collectively the “holder”), relating to 500,000 shares of the Company’s common stock, that provided the holder with the right to require the Company to repurchase those common shares for cash at a price equal to the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding the date that the holder exercised the put option.  This put option was exercisable at any time, until January 2010, when it expired.  The shares associated with the put option were classified as redeemable common stock in the Company’s consolidated balance sheet prior to the expiration of the put option.  The carrying value of the redeemable common stock was $14 million at December 31, 2009.  Effective with the expiration of the agreement, the Company discontinued reporting the shares as redeemable common stock and reclassified the $14 million from redeemable common stock to additional paid-in capital in its March 31, 2010 Condensed Consolidated Balance Sheet.

9.                                      Debt Issuance

On March 25, 2010, the Company entered into a Private Shelf Agreement (the “Shelf Facility”) with Prudential Investment Management, Inc. (“Prudential”) providing for the issuance of senior promissory notes (“Shelf Notes”) in an aggregate principal amount of $200 million.  The Shelf Notes will rank equally with the Company’s other senior unsecured debt.

On March 25, 2010, pursuant to the Shelf Facility, the Company issued 5.62 percent Senior Series A Notes due March 25, 2020 in an aggregate principal amount of $200 million (the “Notes”).  Interest on the Notes is required to be paid semi-annually on March 25th and September 25th, beginning in September 2010.  The Notes are subject to optional prepayment by the Company at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  Proceeds from the sale of the Notes may be used for general corporate purposes which could include refinancing of bank debt and/or acquisitions.

The Shelf Facility contains various covenants which are substantially similar to the covenants in the Company’s current revolving credit facility, including financial covenants that require maintenance of a maximum debt to EBITDA ratio and a minimum interest coverage ratio, as well as covenants that restrict the Company’s ability to incur debt, create liens and merge with other entities.  The Shelf Facility also contains customary events of default.

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

In an award rendered August 18, 2009, the Tribunal awarded damages to CPIngredientes in the amount of $58.4 million, representing lost profits in Mexico as a result of the tax and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest.  On October 1, 2009, the Company submitted to the Tribunal a request for correction of this award to avoid effective double taxation on the amount of the award in Mexico.  On November 16, 2009, the Company preserved its appeal rights by entering a Notice of Application in the Superior Court of Justice of Ontario, Canada pending the outcome of the request for correction or interpretation.

On March 26, 2010, the Tribunal issued a correction of its August 18, 2009 damages award.  While the amount of damages has not changed, the decision makes the damages payable to Corn Products International, Inc. instead of CPIngredientes to eliminate double taxation.  At the present time, it is not known if the Mexican government will appeal the ruling.

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

Our business improved in the first quarter of 2010 as net sales, operating income, net income and diluted earnings per common share grew from the weak results of a year ago.  Increased sales volumes and favorable currency translations drove the earnings improvement.  We are seeing economic recovery in many of our international markets, which we believe will lead to increased demand for our products.  We expect that such increased demand will drive improved sales and earnings for full year 2010.

We currently expect that our future operating cash flows, borrowing availability under our credit facilities and access to capital markets will provide us with sufficient liquidity to grow our business and meet our financial obligations.

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

For The Three Months Ended March 31, 2010

With Comparatives for the Three Months Ended March 31, 2009

Net Income.  Net income for the quarter ended March 31, 2010 increased to $43.4 million, or $0.57 per diluted common share, from $16.8 million, or $0.22 per diluted common share, in the first quarter of 2009.  The increase in net income primarily reflects operating income growth across all of our regions principally driven by improved sales volumes and stronger foreign currencies.  Reduced financing costs also contributed to the increase in net income.

Net Sales.  First quarter net sales totaled $937 million, up 13 percent from first quarter 2009 net sales of $831 million.  The increase reflects a 14 percent volume improvement and favorable currency translation of 8 percent due to stronger foreign currencies, which more than offset a price/product mix decline of 9 percent.  Volumes grew across all of our regions and particularly in our international businesses.  Co-product sales of $184 million for first quarter 2010 increased 17 percent from the prior year period, driven by improved volume and currency translation.

North American net sales for first quarter 2010 increased 2 percent to $541 million from $531 million a year ago.  The increase reflects a 12 percent volume improvement and a 3 percent increase attributable to currency translation, which more than offset a price/product mix decline of 13 percent.  Volumes grew across the region, led by strong growth in Mexico, where demand for sweeteners from the beverage industry was particularly strong.  In South America, first quarter 2010 net sales increased 30 percent to $278 million from $214 million in first quarter 2009, as favorable currency translation of 19 percent and volume growth of 16 percent driven by strong demand from various industries more than offset a price/product mix decline of 5 percent.  In Asia/Africa, first quarter 2010 net sales increased 39 percent to $119 million from $85 million a year ago.  The increase reflects volume growth of 25 percent, primarily driven by significantly higher demand for sweeteners in South Korea, an 11 percent benefit from currency translation and price/product mix improvement of 3 percent.

Cost of Sales and Operating Expenses. Cost of sales of $794 million for first quarter 2010 increased 8 percent from $738 million in the prior year period, as higher volume and currency translation more than offset lower corn costs. Gross corn costs decreased approximately 2 percent from first quarter 2009.  Currency translation associated with stronger foreign currencies caused cost of sales to increase approximately 8 percent from the first quarter of 2009.  Gross profit margin was 15 percent, up from 11 percent a year ago.

First quarter 2010 operating expenses increased to $69.7 million from $54.7 million last year, primarily reflecting higher compensation-related costs, stronger foreign currencies, a return to more historical run rates and other business expenses.  Currency translation associated with the stronger foreign currencies caused operating expenses to increase approximately 7 percent from the prior year period.  First quarter 2010 operating expenses, as a percentage of net sales, were 7.4 percent, up from 6.6 percent a year ago.

Operating Income.  First quarter 2010 operating income increased 84 percent to $71.8 million from $39.1 million a year ago, as earnings grew in each of our regions.  Currency translation associated with stronger foreign currencies caused operating income to increase by approximately $8 million from the prior year period.  North America operating income for first quarter 2010 rose 89 percent to $38.4 million from $20.3 million a year ago, primarily reflecting volume growth and improved plant utilization rates.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $3 million in the region.  South America operating income for first quarter 2010 increased 30 percent to $36.0 million from $27.7 million a year ago, primarily reflecting improved earnings in Brazil driven by strong volume growth and favorable currency translation. Translation effects associated with stronger South American currencies (particularly the Brazilian Real) caused operating income to increase by approximately $4 million in the region.  Asia/Africa operating income for first quarter 2010 was $13.1 million, up from $1.8 million a year ago.  This improvement reflects increased earnings in South Korea principally driven by strong volume growth.  Stronger foreign currencies (particularly the Korean Won) caused operating income to increase by approximately $1 million in the region.

Financing Costs-net.  Financing costs for first quarter 2010 decreased to $4.7 million from $11.3 million a year ago.  This decline primarily reflects reduced borrowings, lower interest rates and foreign currency transaction gains.  An increase in interest income, principally driven by higher cash positions, also contributed to the reduced financing costs.

Provision for Income Taxes.  The effective income tax rate for the first quarter of 2010 decreased slightly to 33.0 percent from 33.8 percent a year ago, mainly due to a change in our anticipated income mix.

Net Income Attributable to Non-controlling Interests.  The net income attributable to non-controlling interests for first quarter 2010 was $1.5 million, consistent with the prior year period.

Comprehensive Income (Loss) Attributable to CPI.  We recorded comprehensive income of $19 million for the first quarter of 2010, as compared to a comprehensive loss of $14 million a year ago.  The increase primarily reflects favorable currency translation attributable to stronger foreign currencies and our net income growth, which more than offset losses on cash flow hedges.  The favorable variances in the currency translation adjustment reflect a moderate strengthening in end of period 2010 foreign currencies relative to the US dollar, as compared to a year ago when end of period foreign currencies had weakened.

Liquidity and Capital Resources

Cash provided by operating activities for first quarter 2010 decreased to $57 million from $78 million a year ago.  The decrease in operating cash flow primarily reflects a reduction in cash flow from working capital activities, which more than offset our net income growth.  Capital expenditures of $21 million for first quarter 2010 are in line with our capital spending plan for the year.  We anticipate our capital expenditures to be in the range of approximately $175 million to $200 million for full year 2010.

On March 25, 2010, we sold $200 million of 5.62 percent Senior Notes due March 25, 2020.  Interest on the Notes is required to be paid semi-annually on March 25th and September 25th, beginning in September 2010.  The Notes are unsecured obligations of ours and rank equally with our other unsecured, senior indebtedness.  We have the option to prepay the Notes at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  Proceeds from the sale of the Notes may be used for general corporate purposes which could include refinancing of bank debt and/or acquisitions.  See Note 9 of the notes to the condensed consolidated financial statements for additional information regarding the Notes.

We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US revolving credit facility and a $30 million Canadian revolving credit facility (together, the “Revolving Credit Agreement”) that matures in April 2012.  At March 31, 2010, there were $39 million of borrowings outstanding under the US revolving credit facility.  We had no borrowings outstanding under the Canadian revolving credit facility at March 31, 2010.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $372 million of unused operating lines of credit in the various foreign countries in which we operate.

At March 31, 2010, we had total debt outstanding of $658 million, compared to $544 million at December 31, 2009.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $100 million (face amount) of 6.625 percent senior notes due 2037 and $120 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 5.0 percent for the first three months of 2010, down from 5.7 percent in the comparable prior year period.

We had an agreement with certain common stockholders (collectively the “holder”), relating to 500,000 shares of our common stock, that provided the holder with the right to require us to repurchase those common shares for cash at a price equal to the average of the closing per share market price of our common stock for the 20 trading days immediately preceding the date that the holder exercised the put option.  This put option was exercisable at any time, until January 2010, when it expired.  The shares associated with the put option were classified as redeemable common stock in our consolidated balance sheet prior to the expiration of the put option.  The carrying value of the redeemable common stock was $14 million at December 31, 2009.  Effective with the expiration of the agreement, we discontinued reporting the shares as redeemable common stock and reclassified the $14 million from redeemable common stock to additional paid-in capital in our March 31, 2010 Condensed Consolidated Balance Sheet.

On March 17, 2010, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock.  This dividend was paid on April 26, 2010 to stockholders of record at the close of business on March 31, 2010.

We currently expect that our future operating cash flows, borrowing availability under our credit facilities and access to capital markets will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, potential acquisitions and other investing and/or financing strategies for the foreseeable future.

Hedging:

We are exposed to market risk stemming from changes in commodity prices, foreign currency exchange rates and interest rates.  In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange traded derivatives or over-the-counter derivatives with investment grade counterparties.  Our hedging transactions include but are not limited to a variety of derivative financial instruments such as commodity futures, options and swap contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  See Note 4 of the notes to the condensed consolidated financial statements for additional information.

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income.  At March 31, 2010, our accumulated other comprehensive loss account included $60 million of losses, net of tax of $34 million, related to these derivative instruments.  It is anticipated that approximately $59 million of these losses, net of tax, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At March 31, 2010, we had $18 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At March 31, 2010, we did not have any interest rate swaps or T-Locks outstanding.

In conjunction with a plan to issue the 5.62 percent Senior Notes (the “Notes”) and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the Notes would be based, we had previously entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of these borrowings.  The T-Lock was designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt was priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and we paid approximately $6 million, representing the losses on the T-Lock, to settle the agreement.  The losses are included in the accumulated other comprehensive loss account in the equity section of our balance sheet and are being amortized to financing costs over the ten-year term of the Notes, beginning April 1, 2010.   See also Note 4 of the notes to the condensed consolidated financial statements for additional information.

At March 31, 2010, our accumulated other comprehensive loss account included $5 million of losses (net of tax of $3 million) related to T-Locks, of which $3 million (net of tax of $2 million) related to the $50 million T-Lock.

Chilean Earthquake:

On February 27, 2010, a devastating earthquake occurred off the coast of Chile.  Our plant in Llay-Llay, Chile suffered damage, including to the waste-water treatment facility, corn silos, water tanks and warehousing.  There are also concerns about structural damage to the building; and therefore, the plant is temporarily closed.  We have contracted with a third party to perform a structural engineering review to determine the extent of the damage.  Shipments to customers in Chile are being fulfilled from our plants in Argentina, Brazil and Mexico.  We believe that the damage is covered by insurance, subject to a deductible of $2.7 million, which amount was recorded to other expense-net in our first quarter 2010 Condensed Consolidated Statement of Income.  The structural engineering study should be completed during the second quarter.  Following our review of the study, we will determine our course of action.  The net book value of the property plant and equipment at our Chilean plant was approximately $22 million at March 31, 2010.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2010.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of the global economic recession and its impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; our ability to effectively integrate acquired businesses; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Forms 10-Q or 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference.  There have been no material changes to our market risk during the three months ended March 31, 2010.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In an award rendered August 18, 2009, the Tribunal awarded damages to CPIngredientes in the amount of $58.4 million, representing lost profits in Mexico as a result of the tax and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest.  On October 1, 2009, we submitted to the Tribunal a request for correction of this award to avoid effective double taxation on the amount of the award in Mexico.  On November 16, 2009, we preserved our appeal rights by entering a Notice of Application in the Superior Court of Justice of Ontario, Canada pending the outcome of the request for correction or interpretation.

On March 26, 2010, the Tribunal issued a correction of its August 18, 2009 damages award.  While the amount of damages has not changed, the decision makes the damages payable to Corn Products International, Inc. instead of CPIngredientes to eliminate double taxation.  At the present time, it is not known if the Mexican government will appeal the ruling.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Jan. 1 – Jan. 31, 2010	—	—	—	4,785 shares
Feb. 1 – Feb. 28, 2010	—	—	—	4,785 shares
March 1 – March 31, 2010	—	—	—	4,785 shares
Total	—		—

The Company has a stock repurchase program, which runs through November 30, 2010, that permits the Company to repurchase up to 5 million shares of its outstanding common stock.  As of March 31, 2010, the Company had repurchased 215 thousand shares under the program, leaving 4.8 million shares available for repurchase.

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE:	May 5, 2010	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE:	May 5, 2010	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

4.10	Private Shelf Agreement, dated as of March 25, 2010 by and between the Company and Prudential Investment Management, Inc.

10.24	Confidential Separation and General Release, dated as of January 26, 2010 by and between the Company and James J. Hirchak

11	Statement re: computation of earnings per share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002