Form 10-Q
period 2010-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2010-08-06
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT August 2, 2010
Common Stock, $.01 par value	75,257,081 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Net sales before shipping and handling costs	$1,065.6	$965.6	$2,060.6	$1,846.4
Less: shipping and handling costs	62.6	54.0	120.3	103.7
Net sales	1,003.0	911.6	1,940.3	1,742.7
Cost of sales	839.2	800.1	1,633.6	1,538.3
Gross profit	163.8	111.5	306.7	204.4

Operating expenses	73.2	61.0	143.0	115.7
Other (income), net	(4.0)	(1.3)	(5.4)	(2.2)
Impairment / restructuring charges	18.1	125.0	20.8	125.0

Operating income (loss)	76.5	(73.2)	148.3	(34.1)

Financing costs, net	6.8	10.8	11.5	22.2

Income (loss) before income taxes	69.7	(84.0)	136.8	(56.3)
Provision (benefit) for income taxes	30.9	(0.9)	53.0	8.5
Net income (loss)	38.8	(83.1)	83.8	(64.8)
Less: Net income attributable to non-controlling interests	2.0	1.7	3.5	3.3
Net income (loss) attributable to CPI	$36.8	$(84.8)	$80.3	$(68.1)

Weighted average common shares outstanding:
Basic	75.5	74.8	75.4	74.8
Diluted	76.6	74.8	76.5	74.8

Earnings (loss) per common share of CPI:
Basic	$0.49	$(1.13)	$1.06	$(0.91)
Diluted	$0.48	$(1.13)	$1.05	$(0.91)

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  — FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$326	$175
Accounts receivable — net	472	440
Inventories	399	394
Prepaid expenses	32	13
Deferred income taxes	25	23
Total current assets	1,254	1,045

Property, plant and equipment — net	1,515	1,564
Goodwill and other intangible assets	243	245
Deferred income taxes	2	3
Investments	11	10
Other assets	81	85
Total assets	$3,106	$2,952

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$100	$136
Deferred income taxes	—	9
Accounts payable and accrued liabilities	476	420
Total current liabilities	576	565

Non-current liabilities	148	142
Long-term debt	499	408
Deferred income taxes	111	111
Redeemable common stock (500,000 shares issued and outstanding at December 31, 2009) stated at redemption value	—	14
Share-based payments subject to redemption	6	8

Equity
CPI Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 75,419,870 and 74,819,774 shares issued at June 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	1,101	1,082
Less: Treasury stock (common stock; 168,455 and 433,596 shares at June 30, 2010 and December 31, 2009, respectively) at cost	(6)	(13)
Accumulated other comprehensive loss	(332)	(308)
Retained earnings	979	919
Total CPI stockholders’ equity	1,743	1,681
Non-controlling interests	23	23
Total equity	1,766	1,704

Total liabilities and equity	$3,106	$2,952

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Net income (loss)	$39	$(83)	$84	$(65)
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $2, $18, $28 and $38, respectively	3	(31)	(50)	(65)
Reclassification adjustment for losses on cash flow hedges included in net income (loss), net of income tax effect of $12, $37, $28, and $64, respectively	21	61	43	107
Unrealized gain on investment, net of income tax effect	—	1	—	1
Currency translation adjustment	(24)	104	(17)	61
Comprehensive income	39	52	60	39
Comprehensive income attributable to non-controlling interests	(2)	(2)	(4)	(3)
Comprehensive income attributable to CPI	$37	$50	$56	$36

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Equity							Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Payments Subject to Redemption
Balance, December 31, 2009	$1	$1,082	$(13)	$(308)	$919	$23	$14	$8
Net income attributable to CPI					80
Net income attributable to non-controlling interests						4
Dividends declared					(20)	(3)
Losses on cash flow hedges, net of income tax effect of $28				(50)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $28				43
Repurchases of common stock			(5)
Share-based compensation		5	12					(2)
Expiration of put option (see Note 10)		14					(14)
Currency translation adjustment				(17)
Other						(1)
Balance, June 30, 2010	$1	$1,101	$(6)	$(332)	$979	$23	$—	$6

	Equity							Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Payments Subject to Redemption
Balance at December 31, 2008	$1	$1,086	$(29)	$(594)	$920	$22	$14	$11
Net (loss) attributable to CPI					(68)
Net income attributable to non-controlling interests						3
Dividends declared					(21)	(2)
Losses on cash flow hedges, net of income tax effect of $38				(65)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $64				107
Repurchases of common stock			(3)
Share-based compensation		(3)	10					(5)
Change in fair value of redeemable common stock		1					(1)
Currency translation adjustment				61
Other				1		(1)
Balance at June 30, 2009	$1	$1,084	$(22)	$(490)	$831	$22	$13	$6

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2010	2009
Cash provided by operating activities:
Net income (loss)	$84	$(65)
Non-cash charges (credits) to net income (loss):
Write-off of impaired assets	19	124
Depreciation and amortization	70	62
Changes in working capital:
Accounts receivable and prepaid items	(28)	(32)
Inventories	(10)	24
Accounts payable and accrued liabilities	92	(23)
(Increase) decrease in margin accounts	(43)	127
Other	1	(6)
Cash provided by operating activities	185	211

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(56)	(66)
Other	—	(1)
Cash used for investing activities	(56)	(67)

Cash provided by (used for) financing activities:
Proceeds from borrowings	218	67
Payments on debt	(159)	(117)
Bridge financing costs	(16)	—
Repurchases of common stock	(5)	(3)
Issuance of common stock	7	1
Dividends paid (including to non-controlling interests)	(23)	(23)
Excess tax benefit on share-based compensation	2	—
Cash provided by (used for) financing activities	24	(75)

Effect of foreign exchange rate changes on cash	(2)	(1)
Increase in cash and cash equivalents	151	68
Cash and cash equivalents, beginning of period	175	107
Cash and cash equivalents, end of period	$326	$175

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2010 and 2009, and the financial position of the Company as of June 30, 2010.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.                                      New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements.  The Update requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual periods beginning after December 15, 2009.  The disclosures related to Level 3 fair value measurements are effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the additional disclosure provisions in the first quarter of 2010.  See Note 6 for information regarding the Company’s fair value measurements.

3.                                      Acquisition

On June 21, 2010, the Company announced that it entered into a definitive agreement to acquire National Starch, a global provider of specialty starches, from AkzoNobel, a global coatings and specialty chemicals company, headquartered in The Netherlands.  The purchase price is estimated to be $1.3 billion in cash, which is expected to be provided from cash and with proceeds from issuances of debt or a combination of debt and common stock.  The acquisition, which has been approved by the Boards of Directors of both CPI and AkzoNobel and does not require approval by the stockholders of either company, is expected to close near the end of the third quarter of 2010, subject to customary regulatory approvals.

4.                                      Asset Impairment and Restructuring Charges

On February 27, 2010, a devastating earthquake occurred off the coast of Chile.  The Company’s plant in Llay-Llay, Chile suffered damage, including damage to the waste-water treatment facility, corn silos, water tanks and warehousing.  There was also structural damage to the buildings.  A structural engineering study was completed during the quarter ended June 30, 2010.  Based on the results of the study and other factors, the Company determined that the carrying amount of a significant portion of the plant and equipment exceeds its fair value and therefore, these assets are impaired.  As a result, the Company recorded a $21 million charge for impaired assets and other related costs in its first-half 2010 Condensed Consolidated Statement of Income, including a $2.7 million insurance deductible that was expensed in the first quarter of 2010.  Presently, shipments to customers in Chile are being fulfilled from the Company’s plants in Argentina, Brazil and Mexico.

In the second quarter of 2009, the Company recorded a $125 million charge to its Condensed Consolidated Statement of Income for impaired assets and restructuring costs.  The charge included the write-off of $119 million of goodwill pertaining to the Company’s operations in South Korea and a $5 million charge to write-off impaired assets in North America.  Additionally, the Company recorded a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in its Asia/Africa region.  The employee terminations have been completed and the restructuring accrual has been fully utilized.

As a result of the impairment and restructuring charges, the Company’s effective income tax rates for 2010 and 2009 differ from a more normalized effective tax rate.  The Company’s effective income tax rate for the second quarter and first half of 2010 was 44.3 percent and 38.7 percent, respectively, as compared to 1.1 percent and 15.1 percent in the prior year periods.  The Company’s effective income tax rates for the 2010 periods reflect the impact of the Chilean charge for impaired assets and other related costs and an increase to the valuation allowance in Chile.  The Company’s effective income tax rates for the 2009 periods were unusually low due to the tax effect of the goodwill write-off and an increase to the valuation allowance in Korea, both of which were recorded in the second quarter of 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Net Sales
North America	$582.7	$584.4	$1,123.4	$1,115.7
South America	286.6	228.2	564.3	442.7
Asia/Africa	133.7	99.0	252.6	184.3
Total	$1,003.0	$911.6	$1,940.3	$1,742.7

Operating Income (Loss)
North America	$59.6	$33.4	$98.0	$53.8
South America	39.1	26.4	77.7	54.1
Asia/Africa	12.9	5.6	26.0	7.4
Corporate	(13.1)	(13.6)	(25.7)	(24.4)
Sub-total	98.5	51.8	176.0	90.9
Impairment/restructuring charges (a)	(18.1)	(125.0)	(20.8)	(125.0)
Acquisition costs	(3.9)	—	(6.9)	—
Total	$76.5	$(73.2)	$148.3	$(34.1)

(a)   Includes a $21 million charge for impaired assets and related costs in Chile for 2010, including a $3 million insurance deductible that was expensed in the first quarter, and a $125 million charge in 2009 consisting of a write-off of $119 million of goodwill pertaining to our operations in South Korea, a $5 million write-off of impaired assets in North America and a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in our Asia/Africa region.

(in millions)	At June 30, 2010	At December 31, 2009
Total Assets
North America	$1,762	$1,651
South America	1,017	999
Asia/Africa	327	302
Total	$3,106	$2,952

6.                                      Financial Instruments, Derivatives and Hedging Activities

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

Interest rate hedging:  On March 25, 2010, the Company issued $200 million of 5.62 percent Senior Series A Notes due March 25, 2020 (the “Notes”).  See Note 11 for additional information regarding the Notes.  In conjunction with a plan to issue the Notes and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the Notes would be based, the Company had previously entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of these borrowings.  The T-Lock was designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt was priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and the Company paid approximately $6 million, representing the losses on the T-Lock, to settle the agreement.  The losses are included in AOCI and are being amortized to financing costs over the ten-year term of the Notes.

At June 30, 2010, the Company’s AOCI account included $5 million of losses (net of tax of $3 million) related to Treasury Lock agreements, of which $3 million (net of tax of $2 million) related to the $50 million T-Lock.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  At June 30, 2010, the Company had $13 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At June 30, 2010	At December 31, 2009	Balance Sheet Location	At June 30, 2010	At December 31, 2009

Commodity contracts	Accounts receivable-net	$2	$26	Accounts payable and accrued liabilities	$32	$18

Total		$2	$26		$32	$18

At June 30, 2010, the Company had outstanding futures and option contracts that hedge approximately 54 million bushels of forecasted corn purchases.  Also at June 30, 2010, the Company had outstanding swap and option contracts that hedge approximately 8 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Losses	Amount of Losses Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Reclassified from AOCI into Income	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Commodity contracts	$5	$(51)	Cost of sales	$33	$98
Interest rate contracts	—	2
Total	$5	$(49)		$33	$98

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Losses	Amount of Losses Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Reclassified from AOCI into Income	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Commodity contracts	$(78)	$(107)	Cost of sales	$71	$171
Interest rate contracts	—	4
Total	$(78)	$(103)		$71	$171

At June 30, 2010, the Company’s AOCI account included approximately $35 million of losses, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of June 30, 2010				As of December 31, 2009
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$5	$5	$—	$—	$3	$3	$—	$—
Derivative assets	2	2	—	—	26	26	—	—
Derivative liabilities	32	18	14	—	18	2	16	—
Long-term debt	526	—	526	—	407	—	407	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At June 30, 2010, the carrying value and fair value of the Company’s long-term debt was $499 million and $526 million, respectively.

7.             Share-Based Compensation

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Total stock-based compensation expense included in net income (loss)	$3.2	$1.3	$6.1	$2.8
Income tax benefit related to stock-based compensation included in net income (loss)	$1.1	$0.5	$2.0	$1.0

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

The Company granted non-qualified options to purchase 828 thousand shares of the Company’s common stock during the six months ended June 30, 2010.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2010	June 30, 2009
Expected life (in years)	5.8	5.3
Risk-free interest rate	2.71%	2.03%
Expected volatility	33.08%	31.17%
Expected dividend yield	1.94%	2.12%

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

Stock option activity for the six months ended June 30, 2010 was as follows:

(dollars and shares in thousands)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,842	$25.32
Granted	828	28.95
Exercised	(434)	16.98
Cancelled	(14)	34.03
Outstanding at June 30, 2010	5,222	26.56	6.44	$24,845

Exercisable at June 30, 2010	3,634	25.72	5.34	$21,051

For the six months ended June 30, 2010, cash received from the exercise of stock options was $7 million and the income tax benefit realized from the exercise of stock options was $2 million.  As of June 30, 2010, the total remaining unrecognized compensation cost related to stock options approximated $9 million, which will be amortized over the weighted-average period of approximately 1.6 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share)	2010	2009	2010	2009
Weighted average grant date fair value of stock options granted (per share)	$10.04	$6.90	$8.41	$6.36
Total intrinsic value of stock options exercised	$1,208	$80	$6,813	$378

Restricted Shares of Common Stock:

The Company has granted shares of restricted common stock to certain key employees.  The restricted shares are subject to cliff vesting, generally for five years provided the employee remains in the service of the Company.  The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for the three and six months ended June 30, 2010 was $0.8 million and $1.9 million, respectively, as compared to $0.8 million and $1.1 million in the comparable prior year periods.

The following table summarizes restricted share activity for the six months ended June 30, 2010.

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value
Non-vested at December 31, 2009	235	$29.60
Granted	20	28.75
Vested	(74)	28.90
Cancelled	(4)	30.38
Non-vested at June 30, 2010	177	29.78

As of June 30, 2010, the total remaining unrecognized compensation cost related to restricted stock was $3 million, which will be amortized on a weighted-average basis over approximately 2.5 years.

8.             Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$0.8	$0.8	$0.6	$0.4	$1.7	$1.6	$1.2	$0.9
Interest cost	1.1	1.2	1.9	1.7	2.3	2.3	3.9	3.3
Expected return on plan assets	(1.1)	(1.0)	(2.2)	(1.8)	(2.3)	(2.0)	(4.3)	(3.5)
Amortization of net actuarial loss	0.3	0.3	0.1	0.1	0.6	0.8	0.2	0.1
Amortization of prior service cost	0.1	0.1	0.2	0.1	0.1	0.1	0.3	0.2
Net pension cost	$1.2	$1.4	$0.6	$0.5	$2.4	$2.8	$1.3	$1.0

The Company anticipates that it will make cash contributions of $8 million to its non-US pension plans in 2010 of which $2 million was funded during the first half of 2010.  The Company has not yet determined the amount, if any, that it will contribute to its US pension plans in 2010.

The following sets forth the components of net postretirement benefit cost for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Service cost	$0.6	$0.5	$1.2	$1.0
Interest cost	1.0	1.0	2.0	1.9
Amortization of prior service cost	0.1	—	0.1	—
Amortization of net actuarial loss	0.2	0.1	0.4	0.3
Net postretirement benefit cost	$1.9	$1.6	$3.7	$3.2

9.            Inventories

Inventories are summarized as follows:

(in millions)	At June 30, 2010	At December 31, 2009
Finished and in process	$173	$176
Raw materials	162	150
Manufacturing supplies and other	64	68
Total inventories	$399	$394

10.          Expiration of Put Option

The Company had an agreement with certain common stockholders (collectively the “holder”), relating to 500,000 shares of the Company’s common stock, that provided the holder with the right to require the Company to repurchase those common shares for cash at a price equal to the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding the date that the holder exercised the put option.  This put option was exercisable at any time, until January 2010, when it expired.  The shares associated with the put option were classified as redeemable common stock in the Company’s consolidated balance sheet prior to the expiration of the put option.  The carrying value of the redeemable common stock was $14 million at December 31, 2009.  Effective with the expiration of the agreement, the Company discontinued reporting the shares as redeemable common stock and reclassified the $14 million from redeemable common stock to additional paid-in capital.

11.          Debt Issuance

On March 25, 2010, the Company entered into a Private Shelf Agreement (the “Shelf Facility”) with Prudential Investment Management, Inc. (“Prudential”) providing for the issuance of senior promissory notes (“Shelf Notes”) in an aggregate principal amount of $200 million.  The Shelf Notes will rank equally with the Company’s other senior unsecured debt.

On March 25, 2010, pursuant to the Shelf Facility, the Company issued 5.62 percent Senior Series A Notes due March 25, 2020 in an aggregate principal amount of $200 million.  Interest on the Notes is required to be paid semi-annually on March 25th and September 25th, beginning in September 2010.  The Notes are subject to optional prepayment by the Company at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  Proceeds from the sale of the Notes are being used for general corporate purposes, which includes refinancing of bank debt and/or acquisitions.

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

In connection with the acquisition of National Starch (see Note 3), the Company has obtained a bridge loan financing commitment of $1.35 billion.  In June 2010, the Company paid $16 million of bridge loan commitment fees.  These costs are included in prepaid expenses in the Company’s June 30, 2010 Condensed Consolidated Balance Sheet and will be amortized over the life of the bridge loan.

12.          Mexican tax on Beverages Sweetened with HFCS

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

In an award rendered August 18, 2009, the Tribunal awarded damages to CPIngredientes in the amount of $58.4 million, representing lost profits in Mexico as a result of the tax and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest.  On October 1, 2009, the Company submitted to the Tribunal a request for correction of this award to avoid effective double taxation on the amount of the award in Mexico.  On November 16, 2009, the Company preserved its appeal rights by entering a Notice of Application in the Superior Court of Justice of Ontario, Canada requesting set-aside of the payment provisions of the award.

On March 26, 2010, the Tribunal issued a correction of its August 18, 2009 damages award.  While the amount of damages has not changed, the decision makes the damages payable to Corn Products International, Inc. instead of CPIngredientes to eliminate double taxation.  On June 15, 2010, Mexico preserved its own appeal rights by entering a Notice of Application in the Superior Court of Justice of Ontario, Canada with regard to the Tribunal’s March 26, 2010 correction.  The damages awarded by the Tribunal have not been recorded in the Company’s consolidated financial statements.

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

Our business improved in the second quarter and first half of 2010 as net sales, operating income, net income and diluted earnings per common share grew from the weak results of a year ago.  Increased sales volumes, improved plant utilization rates, lower corn costs and favorable currency translations drove the earnings improvement.  We continue to see economic recovery in many of our international markets and expect our business to continue to perform well across all of our regions.  While comparison to 2009 will be more challenging in the second half of the year, and there is a risk of an economic slowdown in the fourth quarter, especially in the US, we continue to expect improved sales and earnings for full year 2010.

On June 21, 2010, we announced that we entered into a definitive agreement to acquire National Starch, a global provider of specialty starches, from AkzoNobel, a global coatings and specialty chemicals company, headquartered in The Netherlands.  The purchase price is estimated to be $1.3 billion in cash, which we expect to be provided from cash and with proceeds from issuances of debt or a combination of debt and common stock.  We have obtained a commitment for a bridge loan to pay the purchase price if those offerings are not completed prior to the acquisition of National Starch.  The acquisition, which has been approved by the Boards of Directors of both Corn Products International and AkzoNobel and does not require approval by the stockholders of either company, is expected to close near the end of the third quarter of 2010, subject to customary regulatory approvals.

On February 27, 2010, a devastating earthquake occurred off the coast of Chile.  Our plant in Llay-Llay, Chile suffered damage, including damage to the waste-water treatment facility, corn silos, water tanks and warehousing.  There was also structural damage to the buildings.  A structural engineering study was completed during the quarter ended June 30, 2010.  Based on the results of the study and other factors, we determined that the carrying amount of a significant portion of the plant and equipment exceeded its fair value and therefore, these assets were impaired.  As a result, we recorded a $21 million charge for impaired assets and other related costs in our first-half 2010 Condensed Consolidated Statement of Income, including a $2.7 million insurance deductible that was expensed in the first quarter of 2010.  Presently, shipments to customers in Chile are being fulfilled from our plants in Argentina, Brazil and Mexico.

We currently expect that our future operating cash flows, borrowing availability under our credit facilities, a bridge loan commitment to provide up to $1.35 billion in financing for the acquisition of National Starch, and access to capital markets will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, acquisitions and other investing and/or financing strategies for the foreseeable future.

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

For The Three Months and Six Months Ended June 30, 2010

With Comparatives for the Three Months and Six Months Ended June 30, 2009

Net Income.  Net income for CPI for the quarter ended June 30, 2010 increased to $36.8 million, or $0.48 per diluted common share, from a net loss of $84.8 million, or a net loss of $1.13 per diluted common share, in the second quarter of 2009.  Net income for CPI for the six months ended June 30, 2010 increased to $80.3 million, or $1.05 per diluted common share, from a net loss of $68.1 million, or a net loss of $0.91 per diluted common share, in the prior year period.  The second quarter and first half 2010 results include after-tax charges for impaired assets and other costs associated with our operations in Chile of $18 million ($0.23 per diluted common share) and $20 million ($0.27 per diluted common share), respectively.  Additionally, in the second quarter and first half of 2010 we incurred after-tax acquisition-related costs of $3 million ($0.04 per diluted common share) and $5 million ($0.06 per diluted common share), respectively.  The second quarter 2009 results included an after-tax charge of $110 million ($1.47 per diluted common share) for impaired assets and restructuring costs.  See Note 4 of the notes to the condensed consolidated financial statements for additional information pertaining to the asset impairments and restructurings.  Without the impairment, restructuring and acquisition-related charges, net income for the second quarter and first half of 2010 would have grown 126 percent and 150 percent, respectively, over the comparable prior year periods, while our diluted earnings per share would have risen 121 percent and 146 percent, respectively.  This net income growth primarily reflects an increase in operating income across all of our regions principally driven by improved sales volumes, improved plant utilization rates, lower corn costs and stronger foreign currencies.  Reduced financing costs also contributed to the net income growth.

Net Sales.  Second quarter net sales totaled $1.00 billion, up 10 percent from second quarter 2009 net sales of $912 million.  The increase reflects a 16 percent volume improvement and favorable currency translation of 5 percent due to stronger foreign currencies, which more than offset a price/product mix decline of 11 percent.  Volumes grew in all of our regions and particularly in our international businesses.  Co-product sales of $177 million for second quarter 2010 increased 8 percent from the prior year period, driven by improved volume and currency translation that more than offset lower selling prices.  North American net sales of $583 million for second quarter 2010 were relatively unchanged from $584 million a year ago, as a 14 percent volume improvement and a 2 percent increase attributable to currency translation were offset by a price/product mix decline of 16 percent.  Volumes grew across the region, led by strong growth in Mexico, where demand for sweeteners from the beverage industry remained strong.  In South America, second quarter 2010 net sales increased 26 percent to $287 million from $228 million in the prior year period, as favorable currency translation of 12 percent and volume growth of 16 percent driven by strong demand from various industries more than offset a price/product mix decline of 2 percent.  In Asia/Africa, second quarter 2010 net sales grew 35 percent to $134 million from $99 million a year ago.  The increase reflects volume growth of 25 percent, primarily driven by significantly higher demand for sweeteners in South Korea, a 5 percent benefit from currency translation and price/product mix improvement of 5 percent.

First half 2010 net sales totaled $1.94 billion, up 11 percent from $1.74 billion a year ago.  The increase reflects a 15 percent volume improvement and favorable currency translation of 6 percent due to stronger foreign currencies, which more than offset a price/product mix decline of 10 percent.  Volumes grew across all of our regions and particularly in our international businesses.  Co-product sales of $362 million for first half 2010 increased 13 percent from the prior year period, as improved volume and currency translation more than offset lower selling prices.  Net sales in North America for the first half of 2010 increased slightly to $1.123 billion from $1.116 billion a year ago.  The increase reflects a 13 percent volume improvement and a 3 percent increase attributable to currency translation, which more than offset a price/product mix decline of 15 percent.  Volumes grew across the region, led by strong growth in Mexico, where demand for sweeteners from the beverage industry was particularly strong.  In South America, first half 2010 net sales increased 27 percent to $564 million from $443 million in the prior year period, as favorable currency translation of 15 percent and volume growth of 16 percent driven by strong demand from various industries more than offset a price/product mix decline of 4 percent.  In Asia/Africa, net sales for the first six months of 2010 rose 37 percent to $253 million, from $184 million a year ago.  The increase reflects volume growth of 25 percent, primarily driven by significantly higher demand for sweeteners in South Korea, an 8 percent benefit from currency translation and price/product mix improvement of 4 percent.

Cost of Sales and Operating Expenses. Cost of sales of $839 million for second quarter 2010 increased 5 percent from $800 million in the prior year period.  Cost of sales for the first half of 2010 increased 6 percent to $1.63 billion from $1.54 billion a year ago.  These increases principally reflect volume growth and currency translation, which more than offset lower corn costs.  Gross corn costs for the second quarter and first half of 2010 declined approximately 6 percent and 4 percent from the comparable prior year periods.  Currency translation attributable to the stronger US dollar caused cost of sales for the second quarter and first half of 2010 to increase approximately 5 percent and 7 percent, respectively, from the year ago periods.  Our gross profit margin for the second quarter and first half of 2010 was 16.3 percent and 15.8 percent, respectively, compared to 12.2 percent and 11.7 percent last year.

Operating expenses for the second quarter and first half of 2010 increased to $73.2 million and $143.0 million, respectively, from $61.0 million and $115.7 million last year.  These increases primarily reflect higher compensation-related costs, stronger foreign currencies, a return to more historical run rates and expenses pertaining to the proposed acquisition of National Starch.  Currency translation associated with the stronger foreign currencies caused operating expenses for both the second quarter and first half of 2010 to increase approximately 4 percent and 5 percent, respectively, from the prior year periods.  Operating expenses, as a percentage of net sales, were 7.3 percent and 7.4 percent for the second quarter and first half of 2010, respectively, up from 6.7 percent and 6.6 percent in the comparable prior year periods.

Operating Income.  Second quarter 2010 operating income was $76.5 million, up from an operating loss of $73.2 million a year ago.  Operating income for the second quarter of 2010 and 2009 include impairment/restructuring charges of $18 million and $125 million, respectively.  Additionally, we incurred $4 million of acquisition-related costs in the second quarter of 2010.  Without the impairment, restructuring and acquisition-related costs, operating income for second quarter 2010 would have grown 90 percent over the year ago period, as earnings grew in each of our regions.  Currency translation associated with stronger foreign currencies caused operating income to increase by approximately $6 million from the prior year period.  North America operating income for second quarter 2010 increased 78 percent to $59.6 million from $33.4 million a year ago, primarily reflecting volume growth, lower corn costs and improved plant utilization rates.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $3 million in the region.  South America operating income for second quarter 2010 increased 48 percent to $39.1 million from $26.4 million a year ago.  This increase primarily reflects improved earnings in the Southern Cone of South America and Brazil driven by strong volume growth and favorable currency translation.  Translation effects associated with stronger South American currencies, particularly the Brazilian Real, caused operating income to increase by approximately $3 million in the region.  Asia/Africa operating income more than doubled to $12.9 million from $5.6 million a year ago.  This improvement primarily reflects strong volume growth, particularly in South Korea, and lower corn costs.  Improved pricing also contributed to the earnings growth in the region.

First half 2010 operating income was $148.3 million, up significantly from the operating loss of $34.1 million we incurred in the prior year period.  Operating income for first half 2010 and 2009 include impairment/restructuring charges of $21 million and $125 million, respectively.  Additionally, we incurred $7 million of acquisition-related costs in the first half of 2010.  Without the impairment, restructuring and acquisition-related costs, operating income for first half 2010 would have grown 94 percent over the year ago period, as earnings increased in each of our regions.  Currency translation associated with stronger foreign currencies caused operating income to increase by approximately $14 million from the prior year period.  North America operating income increased 82 percent to $98.0 million from $53.8 million a year ago, driven by volume growth, lower corn costs and improved plant utilization rates.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $6 million in the region.  South America operating income increased 44 percent to $77.7 million from $54.1 million a year ago.  This increase primarily reflects improved earnings in Brazil and in the Southern Cone of South America driven by strong volume growth and favorable currency translation.  Translation effects associated with stronger South American currencies (particularly the Brazilian Real) caused operating income to increase by approximately $7 million in the region.  Asia/Africa operating income more than tripled to $26.0 million from $7.4 million a year ago.  This improvement primarily reflects strong volume growth, particularly in South Korea, and lower corn costs.  Improved pricing also contributed to the earnings growth in the region.  Stronger foreign currencies caused operating income to increase by approximately $1 million in the region.

Financing Costs-net. Financing costs for the second quarter and first half of 2010 declined 37 percent and 48 percent, respectively, from the prior year periods.  These declines primarily reflect reduced borrowings, foreign currency transaction gains and an increase in interest income driven by higher cash positions.  Lower interest rates also contributed to the reduced financing costs for the first half of 2010.

Provision for Income Taxes. Our effective income tax rate for the second quarter and first half of 2010 was 44.3 percent and 38.7 percent, respectively, as compared to 1.1 percent and 15.1 percent in the prior year periods.  Our effective income tax rates for the 2010 periods reflect the impact of the Chilean charge for impaired assets and other related costs and an increase to the valuation allowance for Chile.  Our effective income tax rates for the 2009 periods were unusually low due to the tax effect of our goodwill write-off and an increase to our valuation allowance in Korea, both of which were recorded in the second quarter of 2009.

Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for the second quarter and first half of 2010 was $2.0 million and $3.5 million, respectively, up slightly from the prior year periods.

Comprehensive Income Attributable to CPI. We recorded comprehensive income of $37 million for the second quarter of 2010, as compared to $50 million in the prior year period.  The decrease primarily reflects unfavorable currency translation attributable to weaker end of period foreign currencies, which more than offset our net income growth.  For the first half of 2010, we recorded comprehensive income of $56 million, as compared with $36 million a year ago.  The increase reflects our net income growth, which more than offset unfavorable foreign currency translation and losses on cash flow hedges.

Liquidity and Capital Resources

Cash provided by operating activities for first half 2010 decreased to $185 million from $211 million a year ago.  The decrease in operating cash flow primarily reflects a reduction in cash flow from working capital activities, which more than offset our net income growth.  Due to the decrease in the market price of corn, we were required to fund margin accounts related to our corn futures and option contracts during the first six months of 2010.  Capital expenditures of $56 million for first half 2010 are in line with our capital spending plan for the year.  We anticipate our capital expenditures to be in the range of approximately $150 million to $175 million for full year 2010.

On March 25, 2010, we sold $200 million of 5.62 percent Senior Series A Notes due March 25, 2020 (the “Notes”).  Interest on the Notes is required to be paid semi-annually on March 25th and September 25th, beginning in September 2010.  The Notes are unsecured obligations of ours and rank equally with our other unsecured, senior indebtedness.  We have the option to prepay the Notes at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  Proceeds from the sale of the Notes are being used for general corporate purposes, which includes refinancing of bank debt and/or acquisitions.  See Note 11 of the notes to the condensed consolidated financial statements for additional information regarding the Notes.

We have a $500 million senior, unsecured revolving credit facility consisting of a $470 million US revolving credit facility and a $30 million Canadian revolving credit facility (together, the “Revolving Credit Agreement”) that matures in April 2012.  We had no borrowings outstanding under the US or Canadian revolving credit facilities at June 30, 2010.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $404 million of unused operating lines of credit in the various foreign countries in which we operate.

At June 30, 2010, we had total debt outstanding of $599 million, compared to $544 million at December 31, 2009.  The debt includes $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $100 million (face amount) of 6.625 percent senior notes due 2037 and $100 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 5.5 percent for the first six months of 2010, down from 5.8 percent in the comparable prior year period.

We had an agreement with certain common stockholders (collectively the “holder”), relating to 500,000 shares of our common stock, that provided the holder with the right to require us to repurchase those common shares for cash at a price equal to the average of the closing per share market price of our common stock for the 20 trading days immediately preceding the date that the holder exercised the put option.  This put option was exercisable at any time, until January 2010, when it expired.  The shares associated with the put option were classified as redeemable common stock in our consolidated balance sheet prior to the expiration of the put option.  The carrying value of the redeemable common stock was $14 million at December 31, 2009.  Effective with the expiration of the agreement, we discontinued reporting the shares as redeemable common stock and reclassified the $14 million from redeemable common stock to additional paid-in capital.

On May 19, 2010, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock.  This dividend was paid on July 26, 2010 to stockholders of record at the close of business on June 30, 2010.

In connection with the acquisition of National Starch, we have obtained a bridge loan financing commitment of $1.35 billion.  In June 2010, we paid $16 million of bridge loan commitment fees.  These costs are included in prepaid expenses in our June 30, 2010 Condensed Consolidated Balance Sheet and will be amortized over the life of the bridge loan.  We expect the acquisition to ultimately be funded from cash and proceeds from issuances of debt or a combination of debt and common stock.

We currently expect that our future operating cash flows, borrowing availability under our credit facilities, bridge loan commitment, and access to capital markets will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, acquisitions and other investing and/or financing strategies for the foreseeable future.

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

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income.  At June 30, 2010, our accumulated other comprehensive loss account included $35 million of losses, net of tax of $20 million, related to these derivative instruments.  It is anticipated that these losses, net of tax, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At June 30, 2010, we had $13 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At June 30, 2010, we did not have any interest rate swaps or T-Locks outstanding.

In conjunction with a plan to issue the 5.62 percent Senior Notes and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the Notes would be based, we had previously entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of these borrowings.  The T-Lock was designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt was priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and we paid approximately $6 million, representing the losses on the T-Lock, to settle the agreement.  The losses are included in the accumulated other comprehensive loss account in the equity section of our balance sheet and are being amortized to financing costs over the ten-year term of the Notes.   See also Note 6 of the notes to the condensed consolidated financial statements for additional information.

At June 30, 2010, our accumulated other comprehensive loss account included $5 million of losses (net of tax of $3 million) related to T-Locks, of which $3 million (net of tax of $2 million) related to the $50 million T-Lock.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2010.

New Accounting Standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition.  The update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  The decision to use the milestone method of revenue recognition is a policy election.  Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.  The guidance in this update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We do not expect that the application of this guidance will have a material impact on our consolidated financial statements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference.  There have been no material changes to our market risk during the six months ended June 30, 2010.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In an award rendered August 18, 2009, the Tribunal awarded damages to CPIngredientes in the amount of $58.4 million, representing lost profits in Mexico as a result of the tax and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest.  On October 1, 2009, we submitted to the Tribunal a request for correction of this award to avoid effective double taxation on the amount of the award in Mexico.  On November 16, 2009, we preserved our appeal rights by entering a Notice of Application in the Superior Court of Justice of Ontario, Canada requesting set-aside of the payment provisions of the award.

On March 26, 2010, the Tribunal issued a correction of its August 18, 2009 damages award.  While the amount of damages has not changed, the decision makes the damages payable to Corn Products International, Inc. instead of CPIngredientes to eliminate double taxation.  On June 15, 2010, Mexico preserved its own appeal rights by entering a Notice of Application in the Superior Court of Justice of Ontario, Canada with regard to the Tribunal’s March 26, 2010 correction.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

April 1 – April 30, 2010	82	36.52	82	4,703 shares
May 1 – May 31, 2010	18	36.52	18	4,685 shares
June 1 – June 30, 2010	—	—	—	4,685 shares
Total	100		100

The Company has a stock repurchase program, which runs through November 30, 2010, that permits the Company to repurchase up to 5 million shares of its outstanding common stock.  As of June 30, 2010, the Company had repurchased 315 thousand shares under the program, leaving 4.7 million shares available for repurchase.

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE:	August 6, 2010	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE:	August 6, 2010	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

10.24	Letter of Agreement dated as of April 2, 2010 between the Company and Diane Frisch

10.25	Executive Severance Agreement dated as of May 1, 2010 between the Company and Diane Frisch

11	Statement re: Computation of Earnings per Share

12	Statement re: Computation of Ratio of Earnings to Fixed Charges

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Corn Products International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as block text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as Amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as Amended, and otherwise are not subject to liability under those sections.