Form 10-Q
period 2010-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2010-11-05
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT November 1, 2010
Common Stock, $.01 par value	75,615,987 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Net sales before shipping and handling costs	$1,083.4	$1,027.2	$3,144.0	$2,873.7
Less: shipping and handling costs	63.9	56.6	184.2	160.3
Net sales	1,019.5	970.6	2,959.8	2,713.4
Cost of sales	847.9	817.3	2,481.6	2,355.6
Gross profit	171.6	153.3	478.2	357.8

Operating expenses	81.6	65.9	224.5	181.6
Other (income), net	(1.8)	(.4)	(7.2)	(2.5)
Impairment / restructuring charges	3.2	—	24.0	125.0

Operating income	88.6	87.8	236.9	53.7

Financing costs, net	30.2	9.3	41.7	31.4

Income before income taxes	58.4	78.5	195.2	22.3
Provision for income taxes	19.6	24.5	72.6	33.0
Net income (loss)	38.8	54.0	122.6	(10.7)
Less: Net income attributable to non-controlling interests	1.9	1.2	5.4	4.5
Net income (loss) attributable to CPI	$36.9	$52.8	$117.2	$(15.2)

Weighted average common shares outstanding:
Basic	75.6	74.9	75.5	74.9
Diluted	76.7	75.7	76.6	74.9

Earnings (loss) per common share of CPI:
Basic	$0.49	$.70	$1.55	$(0.20)
Diluted	$0.48	$.70	$1.53	$(0.20)

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,587	$175
Accounts receivable — net	478	440
Inventories	419	394
Prepaid expenses	19	13
Deferred income taxes	13	23
Total current assets	2,516	1,045

Property, plant and equipment — net	1,551	1,564
Goodwill and other intangible assets	246	245
Deferred income taxes	2	3
Investments	11	10
Other assets	99	85
Total assets	$4,425	$2,952

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$70	$136
Deferred income taxes	—	9
Accounts payable and accrued liabilities	500	420
Total current liabilities	570	565

Non-current liabilities	140	142
Long-term debt	1,705	408
Deferred income taxes	120	111
Redeemable common stock (500,000 shares issued and outstanding at December 31, 2009) stated at redemption value	—	14
Share-based payments subject to redemption	6	8

Equity
CPI Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 75,498,270 and 74,819,774 shares issued at September 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	1,103	1,082
Less: Treasury stock (common stock; 8,429 and 433,596 shares at September 30, 2010 and December 31, 2009, respectively) at cost	—	(13)
Accumulated other comprehensive loss	(249)	(308)
Retained earnings	1,005	919
Total CPI stockholders’ equity	1,860	1,681
Non-controlling interests	24	23
Total equity	1,884	1,704

Total liabilities and equity	$4,425	$2,952

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Net income (loss)	$39	$54	$123	$(11)
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $10, $6, $18 and $45, respectively	17	(11)	(33)	(75)
Reclassification adjustment for losses on cash flow hedges included in net income (loss), net of income tax effect of $8, $30, $36, and $94, respectively	14	50	57	157
Unrealized (loss) gain on investment, net of income tax effect	(1)	—	(1)	1
Currency translation adjustment	53	66	36	126
Comprehensive income	122	159	182	198
Comprehensive income attributable to non-controlling interests	(2)	(1)	(5)	(4)
Comprehensive income attributable to CPI	$120	$158	$177	$194

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Equity							Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Payments Subject to Redemption
Balance, December 31, 2009	$1	$1,082	$(13)	$(308)	$919	$23	$14	$8
Net income attributable to CPI					117
Net income attributable to non-controlling interests						5
Dividends declared					(31)	(3)
Losses on cash flow hedges, net of income tax effect of $18				(33)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $36				57
Repurchases of common stock			(5)
Share-based compensation		7	18					(2)
Expiration of put option (see Note 10)		14					(14)
Currency translation adjustment				36
Other				(1)		(1)
Balance, September 30, 2010	$1	$1,103	$—	$(249)	$1,005	$24	$—	$6

	Equity							Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Payments Subject to Redemption
Balance at December 31, 2008	$1	$1,086	$(29)	$(594)	$920	$22	$14	$11
Net (loss) attributable to CPI					(15)
Net income attributable to non-controlling interests						4
Dividends declared					(31)	(3)
Losses on cash flow hedges, net of income tax effect of $45				(75)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $94				157
Repurchases of common stock			(3)
Share-based compensation		(2)	15					(4)
Currency translation adjustment				126
Purchase of non-controlling interest		(3)				(1)
Other				1		(1)
Balance at September 30, 2009	$1	$1,081	$(17)	$(385)	$874	$21	$14	$7

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2010	2009
Cash provided by operating activities:
Net income (loss)	$123	$(11)
Non-cash charges (credits) to net income (loss):
Write-off of impaired assets	19	124
Write-off of bridge loan financing costs	20	—
Depreciation and amortization	105	95
Changes in working capital:
Accounts receivable and prepaid items	(25)	(33)
Inventories	(17)	76
Accounts payable and accrued liabilities	98	(10)
Decrease in margin accounts	10	121
Other	(8)	6
Cash provided by operating activities	325	368

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(90)	(98)
Other	(1)	(4)
Cash used for investing activities	(91)	(102)

Cash provided by (used for) financing activities:
Proceeds from borrowings	1,306	97
Payments on debt	(75)	(277)
Bridge financing costs	(17)	—
Debt issuance costs	(14)	—
Repurchases of common stock	(5)	(3)
Issuance of common stock	11	2
Dividends paid (including to non-controlling interests)	(35)	(34)
Excess tax benefit on share-based compensation	3	1
Cash provided by (used for) financing activities	1,174	(214)

Effect of foreign exchange rate changes on cash	4	2
Increase in cash and cash equivalents	1,412	54
Cash and cash equivalents, beginning of period	175	107
Cash and cash equivalents, end of period	$1,587	$161

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2009 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2010 and 2009, and the financial position of the Company as of September 30, 2010.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.                                      New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements.  The Update requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual periods beginning after December 15, 2009.  The disclosures related to Level 3 fair value measurements are effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the additional disclosure provisions in the first quarter of 2010.  See Note 6 for information regarding the Company’s fair value measurements.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition.  The update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  The decision to use the milestone method of revenue recognition is a policy election.  Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.  The guidance in this update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The application of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.                                      Acquisition

On October 1, 2010, the Company completed its acquisition of National Starch, a global provider of specialty starches, from AkzoNobel, Inc., a global coatings and specialty chemicals company, headquartered in The Netherlands.  The Company acquired 100 percent of National Starch through asset purchases in certain countries and stock purchases in certain countries.  The purchase price was $1.3 billion in cash, subject to certain post-closing adjustments.  The funding of the purchase price was provided principally from borrowings.  See Note 11 for information regarding the Company’s borrowing activity.

As a result of the October 1, 2010 acquisition of National Starch, beginning with the fourth quarter of 2010 the Company’s consolidated results will include National Starch’s results.  The Company has not completed a detailed valuation analysis necessary to determine the fair market values of the National Starch assets acquired and liabilities assumed, any related income tax effects, or the supplemental pro forma historical information.  It is expected that the Company will recognize an increase in the recorded book value of property, plant and equipment and identify certain finite-lived intangibles assets and the resulting additional depreciation or amortization under the provisions of ASC Topic 805 — Business Combinations upon the completion of the detailed valuation analysis.

The acquisition positions the Company with a broader portfolio of products, enhanced geographic reach, and the ability to offer customers a broad range of value-added ingredient solutions for a variety of their evolving needs.

National Starch, which employs approximately 2,200 people, had sales of $1.2 billion in 2009 and has 11 manufacturing facilities in 8 countries, across 5 continents.  Additionally, National Starch has various sales and technical offices around the world.  The combined company currently employs approximately 10,000 people in North America, South America, Europe, the Middle East, Africa and the Asia-Pacific.  It operates 37 manufacturing facilities in 15 countries; has sales offices in 29 countries, and has research and ingredient development centers in key global markets.

4.                                      Asset Impairment and Restructuring Charges

On February 27, 2010, a devastating earthquake occurred off the coast of Chile.  The Company’s plant in Llay-Llay, Chile suffered damage, including damage to the waste-water treatment facility, corn silos, water tanks and warehousing.  There was also structural damage to the buildings.  A structural engineering study was completed during the quarter ended June 30, 2010.  Based on the results of the study and other factors, the Company determined that the carrying amount of a significant portion of the plant and equipment exceeds its fair value and therefore, these assets are impaired.  As a result, the Company recorded a $24 million charge for impaired assets and other related costs in its Condensed Consolidated Statement of Income for the nine months ended September 30, 2010, including a third quarter charge of $3 million principally consisting of employee severance and related benefit costs associated with the termination of employees in Chile.  Shipments to customers in Chile are being fulfilled from the Company’s plants in Argentina, Brazil and Mexico.

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

As a result of the impairment and restructuring charges, the Company’s effective income tax rates for 2010 and 2009 differ from a more normalized effective tax rate.  The Company’s effective income tax rates were 37.2 percent and 148.0 percent for the nine months ended September 30, 2010 and 2009, respectively.  The Company’s effective income tax rate for 2010 reflects the impact of the Chilean charge for impaired assets and other related costs and an increase to the valuation allowance in Chile.  The Company’s effective income tax rate for 2009 reflects the tax effect of the goodwill write-off and an increase to the valuation allowance in Korea.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Net Sales
North America	$577.8	$598.3	$1,701.2	$1,714.0
South America	309.6	271.0	873.8	713.7
Asia/Africa	132.1	101.3	384.8	285.7
Total	$1,019.5	$970.6	$2,959.8	$2,713.4

Operating Income
North America	$66.5	$61.1	$164.6	$114.8
South America	35.7	37.3	113.4	91.4
Asia/Africa	12.5	3.7	38.5	11.2
Corporate	(12.4)	(14.3)	(38.2)	(38.7)
Sub-total	102.3	87.8	278.3	178.7
Impairment/restructuring charges	(3.2)	—	(24.0)	(125.0)
Acquisition costs	(10.5)	—	(17.4)	—
Total	$88.6	$87.8	$236.9	$53.7

(in millions)	At September 30, 2010	At December 31, 2009
Total Assets
North America	$3,008	$1,651
South America	1,081	999
Asia/Africa	336	302
Total	$4,425	$2,952

The increase in North America assets primarily reflects the cash proceeds from borrowings used to fund the October 1, 2010 acquisition of National Starch.  See Note 11 for information related to the Company’s borrowing activity.

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

Interest rate hedging:  On March 25, 2010, the Company issued $200 million of 5.62 percent Senior Series A Notes due March 25, 2020 (the “Series A Notes”).  See Note 11 for additional information regarding the Series A Notes.  In conjunction with a plan to issue the Series A Notes and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of these notes would be based, the Company had previously entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of these borrowings.  The T-Lock was designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt was priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and the Company paid approximately $6 million, representing the losses on the T-Lock, to settle the agreement.  The losses are included in AOCI and are being amortized to financing costs over the ten-year term of the Series A Notes.

In connection with the acquisition of National Starch, on September 17, 2010, the Company issued and sold $900 million aggregate principal amount of senior unsecured notes (the “Notes”).  The Notes consist of $350 million aggregate principal amount of 3.2 percent notes due November 1, 2015 (the “2015 Notes”), $400 million aggregate principal amount of 4.625 percent notes due November 1, 2020 (the “2020 Notes”), and $150 million aggregate principal amount of 6.625 percent notes due April 15, 2037.  See Note 11 for additional information regarding the Notes.  In conjunction with a plan to issue these long-term fixed-rate Notes and in order to manage its exposure to variability in the benchmark interest rates on which the fixed interest rates of the Notes would be based, the Company entered into T-Lock agreements with respect to $300 million of the 2015 Notes and $300 million of the 2020 Notes (the “T-Locks”).  The T-Locks were designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Locks were entered and the time the debt was priced.  The T-Locks are accounted for as cash flow hedges.  The T-Locks were terminated on September 15, 2010 and the Company paid approximately $15 million, representing the losses on the T-Locks, to settle the agreements.  The losses are included in AOCI and are being amortized to financing costs over the terms of the 2015 and 2020 Notes.

At September 30, 2010, the Company’s AOCI account included $14 million of losses (net of tax of $9 million) related to Treasury Lock agreements.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  At September 30, 2010, the Company had $28 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At Sept. 30, 2010	At December 31, 2009	Balance Sheet Location	At Sept. 30, 2010	At December 31, 2009

Commodity contracts	Accounts receivable-net	$28	$26	Accounts payable and accrued liabilities	$21	$18

	Other assets	1		Non-current liabilities	1

Total		$29	$26		$22	$18

At September 30, 2010, the Company had outstanding futures and option contracts that hedge approximately 46 million bushels of forecasted corn purchases.  Also at September 30, 2010, the Company had outstanding swap and option contracts that hedge approximately 11 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Losses Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Losses Reclassified from AOCI into Income	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Commodity contracts	$42	$(17)	Cost of sales	$22	$80
Interest rate contracts	(15)
Total	$27	$(17)		$22	$80

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Losses Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Losses Reclassified from AOCI into Income	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Commodity contracts	$(36)	$(124)	Cost of sales	$92	$250
Interest rate contracts	(15)	4	Financing costs, net	1	1
Total	$(51)	$(120)		$93	$251

At September 30, 2010, the Company’s AOCI account included approximately $5 million of gains on commodity hedging contracts, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the gains to be offset by changes in the underlying commodities cost.  Additionally, at September 30, 2010, the Company’s AOCI account included approximately $2 million of losses on Treasury Lock agreements, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of September 30, 2010				As of December 31, 2009
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$4	$4	$—	$—	$3	$3	$—	$—
Derivative assets	29	29	—	—	26	26	—	—
Derivative liabilities	22	6	16	—	18	2	16	—
Long-term debt	1,790	—	1,790	—	407	—	407	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At September 30, 2010, the carrying value and fair value of the Company’s long-term debt was $1.705 billion and $1.790 billion, respectively.

7.                                      Share-Based Compensation

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Total stock-based compensation expense included in net income (loss)	$2.9	$3.4	$9.0	$7.3
Income tax benefit related to stock-based compensation included in net income (loss)	$0.9	$1.1	$3.0	$2.5

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

The Company granted non-qualified options to purchase 828 thousand shares of the Company’s common stock during the nine months ended September 30, 2010.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2010	September 30, 2009
Expected life (in years)	5.8	5.3
Risk-free interest rate	2.71%	2.03%
Expected volatility	33.08%	31.17%
Expected dividend yield	1.94%	2.12%

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

Stock option activity for the nine months ended September 30, 2010 was as follows:

(dollars and shares in thousands)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,842	$25.32
Granted	828	28.95
Exercised	(665)	16.63
Cancelled	(36)	30.53
Outstanding at Sept. 30, 2010	4,969	27.05	6.37	$52,000

Exercisable at Sept. 30, 2010	3,451	26.41	5.33	$38,308

For the nine months ended September 30, 2010, cash received from the exercise of stock options was $11 million and the income tax benefit realized from the exercise of stock options was $3 million.  As of September 30, 2010, the total remaining unrecognized compensation cost related to stock options approximated $8 million, which will be amortized over the weighted-average period of approximately 1.4 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share)	2010	2009	2010	2009
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$8.41	$6.36
Total intrinsic value of stock options exercised	$4,617	$2,071	$11,430	$2,448

Restricted Shares of Common Stock:

The Company has granted shares of restricted common stock to certain key employees.  The restricted shares are subject to cliff vesting, generally for five years provided the employee remains in the service of the Company.  The fair value of the restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for the three and nine months ended September 30, 2010 was $0.5 million and $2.4 million, respectively, as compared to $1.1 million and $2.3 million in the comparable prior year periods.

The following table summarizes restricted share activity for the nine months ended September 30, 2010:

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value
Non-vested at December 31, 2009	235	$29.60
Granted	30	30.86
Vested	(76)	28.90
Cancelled	(5)	31.02
Non-vested at Sept. 30, 2010	184	30.05

As of September 30, 2010, the total remaining unrecognized compensation cost related to restricted stock was $3 million, which will be amortized on a weighted-average basis over approximately 2.3 years.

8.                                      Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$0.9	$0.8	$0.7	$0.5	$2.6	$2.4	$1.9	$1.4
Interest cost	1.2	1.1	2.0	1.8	3.5	3.4	5.9	5.1
Expected return on plan assets	(1.2)	(1.0)	(2.2)	(1.9)	(3.5)	(3.0)	(6.5)	(5.4)
Amortization of net actuarial loss	0.3	0.4	0.1	—	0.9	1.2	0.3	0.1
Amortization of prior service cost	—	0.1	0.1	0.1	0.1	0.2	0.4	0.3
Net pension cost	$1.2	$1.4	$0.7	$0.5	$3.6	$4.2	$2.0	$1.5

The Company currently anticipates that it will make approximately $16 million in cash contributions to its pension plans in 2010, consisting of $8 million to its US pension plans and $8 million to its non-US pension plans.  For the nine months ended September 30, 2010, payments of $8 million and $6 million have been made to the US plans and non-US plans, respectively.

The following sets forth the components of net postretirement benefit cost for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Service cost	$0.6	$0.5	$1.8	$1.5
Interest cost	1.0	0.9	3.0	2.8
Amortization of prior service cost	—	0.1	0.1	0.1
Amortization of net actuarial loss	0.2	0.2	0.6	0.5
Net postretirement benefit cost	$1.8	$1.7	$5.5	$4.9

9.                                      Inventories

Inventories are summarized as follows:

(in millions)	At September 30, 2010	At December 31, 2009
Finished and in process	$181	$176
Raw materials	171	150
Manufacturing supplies and other	67	68
Total inventories	$419	$394

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

11.                               Debt

On March 25, 2010, the Company entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. providing for the issuance of senior promissory notes in an aggregate principal amount of $200 million.

On March 25, 2010, pursuant to the Shelf Agreement, the Company issued 5.62 percent Senior Series A Notes due March 25, 2020 in an aggregate principal amount of $200 million.  The Series A Notes rank equally with the Company’s other senior unsecured debt.  Interest on the Series A Notes is required to be paid semi-annually on March 25th and September 25th, beginning in September 2010.  The Series A Notes are subject to optional prepayment by the Company at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  Proceeds from the sale of the Series A Notes have been used for general corporate purposes.

The Shelf Agreement contains various covenants which are substantially similar to the covenants in the Company’s revolving credit facility, including financial covenants that require maintenance of a maximum debt to EBITDA ratio and a minimum interest coverage ratio, as well as covenants that restrict the Company’s ability to incur debt, create liens and merge with other entities.  The Shelf Agreement also contains customary events of default.

On September 2, 2010, the Company entered into a new three-year, senior unsecured $1 billion revolving credit facility.  The new credit facility replaced the Company’s previously existing $500 million senior unsecured revolving credit facility.  The Company paid fees of approximately $8 million relating to the new credit facility, which are being amortized to interest expense over the three-year term of the facility.  The Company had $300 million of borrowings outstanding under the revolving credit facility at September 30, 2010.

Subject to certain terms and conditions, the Company may increase the amount of the revolving facility under the Revolving Credit Agreement by up to $250 million in the aggregate.  All committed pro rata borrowings under the revolving facility will bear interest at a variable annual rate based on the LIBOR or base rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin based on the Company’s leverage ratio (as reported in the financial statements delivered pursuant to the Revolving Credit Agreement).

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.  The Company must also comply with a leverage ratio and an interest coverage ratio.  The occurrence of an event of default under the Revolving Credit Agreement could result in all loans and other obligations being declared due and payable and the revolving credit facility being terminated.

In connection with the acquisition of National Starch, on September 17, 2010, the Company issued and sold $900 million aggregate principal amount of senior unsecured notes (the “Notes”) as follows:

		Premium	Selling
(in millions)	Principal	(Discount)	Price
3.2% notes due November 1, 2015	$350	$(1)	$349
4.625% notes due November 1, 2020	400	(1)	399
6.625% notes due April 15, 2037	150	8	158
	$900	$6	$906

The Company paid debt issuance costs of approximately $6 million relating to the Notes, which will be amortized to interest expense over the lives of the respective notes.  Additionally, the premium and discounts on the Notes will be amortized to interest expense over the lives of the respective notes.

Interest on the 3.2 percent notes and the 4.625 percent notes is required to be paid semi-annually on May 1st and November 1st, commencing May 1, 2011.  Interest on the 6.625 percent notes is required to be paid semi-annually on April 15th and October 15th, commencing October 15, 2010.

The Notes are redeemable, in whole at any time or in part from time to time, at the Company’s option at a redemption price equal to the greater of: (i) 100 percent of the principal amount of the Notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined), plus 30 basis points, plus, in each case, accrued interest thereon to the date of redemption.

As a result of the sale of the Notes and the entry into the new revolving credit facility, the Company terminated the $1.35 billion bridge term loan facility that it had previously arranged.  Fees associated with the bridge loan totaling $20 million were expensed to financing costs in September 2010.

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

In an award rendered August 18, 2009, the Tribunal awarded damages to CPIngredientes in the amount of $58.4 million, representing lost profits in Mexico as a result of the tax and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest.  On October 1, 2009, the Company submitted to the Tribunal a request for correction of this award to avoid effective double taxation on the amount of the award in Mexico.  On November 16, 2009, the Company entered a Notice of Application in the Superior Court of Justice of Ontario, Canada requesting set-aside of the payment provisions of the award.

On March 26, 2010, the Tribunal issued a correction of its August 18, 2009 damages award.  While the amount of damages has not changed, the decision makes the damages payable to Corn Products International, Inc. instead of CPIngredientes to eliminate double taxation.  On June 15, 2010, Mexico entered a Notice of Application in the Superior Court of Justice of Ontario, Canada with regard to the Tribunal’s March 26, 2010 correction.  The damages awarded by the Tribunal have not been recorded in the Company’s consolidated financial statements.

In an order dated July 30, 2010, the Ontario Court consolidated the set-aside actions.  They will be heard together on March 7-8, 2011.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 1, 2010, the Company completed its acquisition of National Starch, a global provider of specialty starches, from AkzoNobel, Inc., a global coatings and specialty chemicals company, headquartered in The Netherlands.  The Company acquired 100 percent of National Starch through asset purchases in certain countries and stock purchases in certain countries.  The purchase price was $1.3 billion in cash, subject to certain post-closing adjustments.  The funding of the purchase price was provided principally from borrowings.  The acquisition positions us with a broader portfolio of products, enhanced geographic reach, and the ability to offer customers a broad range of value-added ingredient solutions for a variety of their evolving needs.

National Starch is headquartered in Bridgewater, New Jersey and has approximately 2,200 employees world-wide.  National Starch had sales of $1.2 billion in 2009 and has 11 manufacturing facilities in 8 countries, across 5 continents.  Additionally, National Starch has various sales and technical offices around the world.  See Note 3 of the notes to the condensed consolidated financial statements for additional information related to the acquisition.

Our combined company currently employs approximately 10,000 people in North America, South America, Europe, the Middle East, Africa and the Asia-Pacific.  It operates 37 manufacturing facilities in 15 countries; has sales offices in 29 countries, and has research and ingredient development centers in key global markets.

We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients, industrial products and specialty starches derived from the wet milling and processing of corn and other starch-based materials.  The corn refining industry is highly competitive.  Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry.  As noted above, we have thirty-seven manufacturing plants located throughout North America, South America, Europe, Africa and the Asia-Pacific and we manage and operate our businesses at a local level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer.  Our starches are a staple of the food, paper, textile and corrugating industries.

Our business improved in the third quarter of 2010 as net sales and operating income grew from the year ago period.  Increased sales volumes, improved plant utilization rates, lower corn costs and favorable currency translations drove the earnings improvement.  Our net income and diluted earnings per common share declined from the year ago periods due to charges related to our acquisition of National Starch (see below) and impairment/restructuring charges pertaining to our operations in Chile.  Without such charges, our net income and diluted earnings per common share would have increased from the 2009 third quarter results.  We continue to see economic recovery in many of our international markets and expect our business to continue to perform well across all of our regions.  We continue to expect improved sales and earnings for full year 2010 over 2009.  Additionally, we enhanced our financial flexibility during the third quarter by entering into a new $1 billion revolving credit facility.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

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

For The Three Months and Nine Months Ended September 30, 2010

With Comparatives for the Three Months and Nine Months Ended September 30, 2009

Net Income.  Net income for CPI for the quarter ended September 30, 2010 decreased to $36.9 million, or $0.48 per diluted common share, from $52.8 million, or $0.70 per diluted common share, in the third quarter of 2009.  Net income for CPI for the nine months ended September 30, 2010 increased to $117.2 million, or $1.53 per diluted common share, from a net loss of $15.2 million, or a net loss of $0.20 per diluted common share, in the prior year period.  The third quarter 2010 results include after-tax charges for bridge loan and other financing costs of $14 million ($0.18 per diluted common share), after-tax acquisition-related costs of $10 million ($0.13 per diluted common share) and after-tax charges of $1 million ($0.02 per diluted common share) principally consisting of employee severance and related benefit costs associated with the termination of employees in Chile.  The results for the nine months ended September 30, 2010 include the $14 million of after-tax charges for bridge loan and other financing costs ($0.18 per diluted common share), after-tax acquisition-related costs of $15 million ($0.19 per diluted common share) and after-tax charges of $22 million ($0.29 per diluted common share) for impaired assets and other costs associated with our operations in Chile.  The results for the nine months ended September 30, 2009 include an after-tax charge of $110 million ($1.47 per diluted common share) for impaired assets and restructuring costs.  See Note 4 of the notes to the condensed consolidated financial statements for additional information pertaining to the asset impairments and restructurings.  Without the bridge loan and other financing costs, and the impairment, restructuring and acquisition-related charges, net income for the third quarter and first nine months of 2010 would have grown 18 percent and 76 percent, respectively, over the comparable prior year periods, while our diluted earnings per share would have risen 16 percent and 72 percent, respectively.  This net income growth primarily reflects an increase in operating income across all of our regions principally driven by improved sales volumes, improved plant utilization rates, lower corn costs and stronger foreign currencies.

Net Sales.  Third quarter net sales totaled $1.02 billion, up 5 percent from third quarter 2009 net sales of $971 million.  The increase reflects a 9 percent volume improvement and favorable currency translation of 3 percent due to stronger foreign currencies, which more than offset a price/product mix decline of 7 percent.  Volumes grew in all of our regions and particularly in our international businesses.  Co-product sales of $183 million for third quarter 2010 increased 4 percent from the prior year period, driven by improved volume and currency translation that more than offset lower selling prices.  North American net sales of $578 million for third quarter 2010 declined 3 percent from $598 million a year ago, as a price/product mix decline of 12 percent attributable to lower corn costs more than offset an 8 percent volume improvement and a 1 percent increase attributable to currency translation.  Volume growth in the region was driven by strong growth in Mexico where demand for sweeteners from the beverage industry remained strong.  Improved demand in Canada also contributed to the volume growth in the region.  In South America, third quarter 2010 net sales increased 14 percent to $310 million from $271 million in the prior year period, as favorable currency translation of 6 percent and volume growth of 10 percent driven by strong demand from various industries more than offset a price/product mix decline of 2 percent.  In Asia/Africa, third quarter 2010 net sales grew 30 percent to $132 million from $101 million a year ago.  The increase reflects volume growth of 17 percent, primarily driven by significantly higher demand for sweeteners in South Korea, price/product mix improvement of 11 percent and a 2 percent benefit from currency translation.

Net sales for the nine months ended September 30, 2010 totaled $2.96 billion, up 9 percent from $2.71 billion a year ago.  The increase reflects a 13 percent volume improvement and favorable currency translation of 5 percent due to stronger foreign currencies, which more than offset a price/product mix decline of 9 percent.  Volumes grew across all of our regions and particularly in our international businesses.  Co-product sales of $545 million for the first nine months of 2010 increased 9 percent from the prior year period, as improved volume and currency translation more than offset lower selling prices.  Net sales in North America for the first nine months of 2010 decreased slightly to $1.70 billion from $1.71 billion a year ago.  The decrease reflects a price/product mix decline of 14 percent, which more than offset an 11 percent volume improvement and a 2 percent increase attributable to currency translation.  Volumes grew across the region, led by strong growth in Mexico where demand for sweeteners from the beverage industry was particularly strong.  Improved demand in Canada also contributed to the volume growth in the region.  In South America, net sales for the first nine months of 2010 increased 22 percent to $874 million from $714 million in the prior year period, as favorable currency translation of 12 percent and volume growth of 14 percent driven by strong demand from various industries more than offset a price/product mix decline of 4 percent.  In Asia/Africa, net sales for the first nine months of 2010 rose 35 percent to $385 million, from $286 million a year ago.  The increase reflects volume growth of 23 percent, primarily driven by significantly higher demand for sweeteners in South Korea, a 6 percent benefit from currency translation and price/product mix improvement of 6 percent.

Cost of Sales and Operating Expenses. Cost of sales of $848 million for third quarter 2010 increased 4 percent from $817 million in the prior year period.  Cost of sales for the first nine months of 2010 increased 5 percent to $2.48 billion from $2.36 billion a year ago.  These increases principally reflect volume growth and currency translation, which more than offset lower corn costs.  Gross corn costs for the third quarter and first nine months of 2010 declined approximately 1 percent and 3 percent from the comparable prior year periods.  Currency translation attributable to the stronger US dollar caused cost of sales for the third quarter and first nine months of 2010 to increase approximately 3 percent and 5 percent, respectively, from the year ago periods.  Our gross profit margin for the third quarter and first nine months of 2010 was 16.8 percent and 16.2 percent, respectively, compared to 15.8 percent and 13.2 percent last year.

Operating expenses for the third quarter and first nine months of 2010 increased to $81.6 million and $224.5 million, respectively, from $65.9 million and $181.6 million last year.  These increases primarily reflect expenses pertaining to the acquisition of National Starch, higher compensation-related costs, a return to more historical run rates and stronger foreign currencies.  Operating expenses for the third quarter and first nine months of 2010 include costs pertaining to the acquisition of National Starch of $11 million and $17 million, respectively.  Currency translation associated with the stronger foreign currencies caused operating expenses for the third quarter and first nine months of 2010 to increase approximately 2 percent and 4 percent, respectively, from the prior year periods.  Operating expenses, as a percentage of net sales, were 8.0 percent and 7.6 percent for the third quarter and first nine months of 2010, respectively, up from 6.8 percent and 6.7 percent in the comparable prior year periods.  Excluding the acquisition-related costs, operating expenses, as a percentage of net sales, was 7.0 percent for both the third quarter and first nine months of September 2010.

Operating Income.  Third quarter 2010 operating income was $88.6 million, up slightly from $87.8 million a year ago.  Operating income for the third quarter of 2010 includes $11 million of acquisition-related costs and a charge of $3 million principally consisting of employee severance and related benefit costs associated with the termination of employees in Chile.  Without these costs, operating income for third quarter 2010 would have grown 17 percent over the year ago period, driven by earnings growth in North America and Asia/Africa.  Currency translation associated with stronger foreign currencies caused operating income to increase by approximately $3 million from the prior year period.  North America operating income for third quarter 2010 increased 9 percent to $66.5 million from $61.1 million a year ago, primarily reflecting volume growth, lower corn costs and improved plant utilization rates.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $1 million in the region.  South America operating income for third quarter 2010 decreased 4 percent to $35.7 million from $37.3 million a year ago.  This decline reflects reduced earnings in Brazil and in the Andean region of South America mainly due to lower product selling prices, which more than offset increased earnings in the Southern Cone of South America where strong volume and higher pricing drove improved results.  Translation effects associated with stronger South American currencies, particularly the Brazilian Real, caused operating income to increase by approximately $2 million in the region.  Asia/Africa operating income more than tripled to $12.5 million from $3.7 million a year ago.  This improvement primarily reflects strong volume growth, particularly in South Korea, and higher product selling prices in the region.

Operating income for the nine months ended September 30, 2010 increased to $236.9 million from $53.7 million a year ago.  Operating income for the first nine months of 2010 and 2009 include impairment/restructuring charges of $24 million and $125 million, respectively.  Additionally, we incurred $17 million of acquisition-related costs in the first nine months of 2010.  Without the impairment, restructuring and acquisition-related costs, operating income for the first nine months of 2010 would have grown 56 percent over the year ago period, as earnings increased in each of our regions.  Currency translation associated with stronger foreign currencies caused operating income to increase by approximately $18 million from the prior year period.  North America operating income increased 43 percent to $164.6 million from $114.8 million a year ago, driven by volume growth, lower corn costs and improved plant utilization rates.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $8 million in the region.  South America operating income increased 24 percent to $113.4 million from $91.4 million a year ago.  This increase primarily reflects improved earnings in the Southern Cone of South America and Brazil driven by strong volume growth and favorable currency translation.  Translation effects associated with stronger South American currencies (particularly the Brazilian Real) caused operating income to increase by approximately $9 million in the region.  Asia/Africa operating income more than tripled to $38.5 million from $11.2 million a year ago.  This improvement primarily reflects strong volume growth, particularly in South Korea, higher product selling prices and lower corn costs.  Stronger foreign currencies caused operating income to increase by approximately $1 million in the region.

Financing Costs-net.  Financing costs for the third quarter and first nine months of 2010 increased 225 percent and 33 percent, respectively, from the prior year periods.  These increases primarily reflect the third quarter 2010 write-off of $20 million in bridge loan financing costs.  In connection with the acquisition of National Starch (see Note 3 of the notes to the condensed consolidated financial statements), we had obtained a bridge loan financing commitment of $1.35 billion.  As a result of our September 2010 sale of $900 million aggregate principal amount of senior unsecured notes and the entry into our new $1 billion revolving credit facility (see also Liquidity and Capital Resources section), we terminated the $1.35 billion bridge term loan facility.  Fees associated with the bridge loan totaling $20 million were expensed to financing costs in September 2010.  Without this charge, financing costs for third quarter 2010 would have increased approximately 15 percent from the prior year period, primarily reflecting higher average borrowings and interest rates, partially offset by a reduction in foreign currency transaction losses.  Without the $20 million charge, financing costs for the first nine months of 2010 would have decreased approximately 29 percent from the prior year period, primarily reflecting lower average borrowings, a reduction in foreign currency transaction losses and an increase in interest income driven by higher cash positions.

Provision for Income Taxes. Our effective income tax rates for the third quarter and first nine months of 2010 were 33.6 percent and 37.2 percent, respectively, as compared to 31.2 percent and 148.0 percent in the prior year periods.  Our effective income tax rates for the 2010 periods reflect the impacts of National Starch acquisition costs and the Chilean charges for impaired assets and other related costs and an increase to the valuation allowance for Chile, the majority of which was recorded in the second quarter of 2010.  Our effective income tax rate for the nine months ended September 30, 2009 reflects the tax effect of the goodwill write-off and an increase to the valuation allowance in Korea, both of which were recorded in the second quarter of 2009.

Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for the third quarter and first nine months of 2010 was $1.9 million and $5.4 million, respectively, up from $1.2 million and $4.5 million from the comparable prior year periods.  These increases primarily reflect improved earnings from our operations in Pakistan.

Comprehensive Income Attributable to CPI. We recorded comprehensive income of $120 million for the third quarter of 2010, as compared to $158 million in the prior year period.  The decrease primarily reflects our lower net income, unfavorable variances in the currency translation adjustment and reduced gains on cash flow hedges.  For the first nine months of 2010, we recorded comprehensive income of $177 million, as compared to $194 million a year ago.  The decrease primarily reflects unfavorable variances in the currency translation adjustment and reduced gains on cash flow hedges, which more than offset our net income growth.  The unfavorable variances in the currency translation adjustment reflect a more moderate strengthening in end of period foreign currencies during the 2010 periods, as compared to the 2009 periods, when end of period foreign currency appreciation was more significant.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 2010 decreased to $325 million from $368 million a year ago.  The decrease in operating cash flow primarily reflects a reduction in cash flow from working capital activities, which more than offset our net income growth.  Capital expenditures of $90 million for the first nine months of 2010 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will approximate $150 million for full year 2010.

On March 25, 2010, we sold $200 million of 5.62 percent Senior Series A Notes due March 25, 2020 (the “Series A Notes”).  Interest on the Series A Notes is required to be paid semi-annually on March 25th and September 25th, beginning in September 2010.  The Series A Notes are unsecured obligations of ours and rank equally with our other unsecured, senior indebtedness.  We have the option to prepay the Series A Notes at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  Proceeds from the sale of the Series A Notes have been used for general corporate purposes.  See Note 11 of the notes to the condensed consolidated financial statements for additional information regarding the Series A Notes.

On September 2, 2010, we entered into a new three-year, senior unsecured $1 billion revolving credit facility.  The new credit facility replaced our previously existing $500 million senior unsecured revolving credit facility.  We paid fees of approximately $8 million relating to the new credit facility, which are being amortized to interest expense over the three-year term of the facility.  We had $300 million of borrowings outstanding under the revolving credit facility at September 30, 2010.  In addition to borrowing availability under our revolving credit facility, we also have approximately $443 million of unused operating lines of credit in the various foreign countries in which we operate.

Subject to certain terms and conditions, we may increase the amount of the revolving facility under the Revolving Credit Agreement by up to $250 million in the aggregate.  All committed pro rata borrowings under the revolving facility will bear interest at a variable annual rate based on the LIBOR or base rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin based on our leverage ratio (as reported in the financial statements delivered pursuant to the Revolving Credit Agreement).

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.  We must also comply with a leverage ratio and an interest coverage ratio.  The occurrence of an event of default under the Revolving Credit Agreement could result in all loans and other obligations being declared due and payable and the revolving credit facility being terminated.

In connection with the acquisition of National Starch, on September 17, 2010, we issued and sold $900 million aggregate principal amount of senior unsecured notes (the “Notes”) as follows:

(in millions)	Principal	Premium (Discount)	Selling Price
3.2% notes due November 1, 2015	$350	$(1)	$349
4.625% notes due November 1, 2020	400	(1)	399
6.625% notes due April 15, 2037	150	8	158
	$900	$6	$906

We paid debt issuance costs of approximately $6 million relating to the Notes, which will be amortized to interest expense over the lives of the respective notes.  Additionally, the premium and discounts on the Notes will be amortized to interest expense over the lives of the respective notes.

Interest on the 3.2 percent notes and the 4.625 percent notes is required to be paid semi-annually on May 1st and November 1st, commencing May 1, 2011.  Interest on the 6.625 percent notes is required to be paid semi-annually on April 15th and October 15th, commencing October 15, 2010.

The Notes are redeemable, in whole at any time or in part from time to time, at our option.  See Note 11 of the notes to the condensed consolidated financial statements for additional information regarding the Notes.

As a result of the sale of the Notes and the completion of the new revolving credit facility, we terminated the $1.35 billion bridge term loan facility that we had previously arranged.  Fees associated with the bridge loan totaling $20 million were expensed to financing costs in September 2010.

At September 30, 2010, we had total debt outstanding of $1.775 billion, compared to $544 million at December 31, 2009.  In addition to the borrowings outstanding under the revolving credit facility, the debt includes $350 million (principal amount) of 3.2 percent notes due 2015,  $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $70 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 5.5 percent for the first nine months of 2010, up slightly from 5.4 percent in the comparable prior year period.  The weighted average interest rate for 2010 excludes the $20 million of bridge loan fees charged to financing costs in September 2010.

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

On September 15, 2010, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock.  This dividend was paid on October 25, 2010 to stockholders of record at the close of business on September 30, 2010.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

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

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At September 30, 2010, our accumulated other comprehensive loss account (“AOCI”) included $5 million of gains, net of tax of $3 million, related to these derivative instruments.  It is anticipated that these gains, net of tax, will be reclassified into earnings during the next twelve months.  We expect the gains to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At September 30, 2010, we had $28 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At September 30, 2010, we did not have any interest rate swaps or T-Locks outstanding.

In conjunction with a plan to issue the 5.62 percent Senior Series A Notes and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the Senior Series A Notes would be based, we had previously entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of these borrowings.  The T-Lock was designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt was priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and we paid approximately $6 million, representing the losses on the T-Lock, to settle the agreement.  The losses are included in AOCI in the equity section of our balance sheet and are being amortized to financing costs over the ten-year term of the Senior

Series A Notes.   See also Note 6 of the notes to the condensed consolidated financial statements for additional information.

In conjunction with a plan to issue the 3.2 percent Senior Notes due November 1, 2015 (the “2015 Notes”) and the 4.625 percent Senior Notes due November 1, 2020 (the “2020 Notes”), and in order to manage our exposure to variability in the benchmark interest rates on which the fixed interest rates of these notes would be based, we entered into T-Lock agreements with respect to $300 million of the 2015 Notes and $300 million of the 2020 Notes (the “T-Locks”).  The T-Locks were designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Locks were entered and the time the debt was priced.  The T-Locks are accounted for as cash flow hedges.  The T-Locks were terminated on September 15, 2010 and we paid approximately $15 million, representing the losses on the T-Locks, to settle the agreements.  The losses are included in AOCI and are being amortized to financing costs over the terms of the 2015 and 2020 Notes.  See also Note 6 of the notes to the condensed consolidated financial statements for additional information.

At September 30, 2010, our accumulated other comprehensive loss account included $14 million of losses (net of tax of $9 million) related to Treasury Lock agreements.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2010.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; our ability to effectively integrate and operate acquired businesses, including National Starch; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Forms 10-Q or 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference.  There have been no material changes to our market risk during the nine months ended September 30, 2010.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In an award rendered August 18, 2009, the Tribunal awarded damages to CPIngredientes in the amount of $58.4 million, representing lost profits in Mexico as a result of the tax and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest.  On October 1, 2009, we submitted to the Tribunal a request for correction of this award to avoid effective double taxation on the amount of the award in Mexico.  On November 16, 2009, we entered a Notice of Application in the Superior Court of Justice of Ontario, Canada requesting set-aside of the payment provisions of the award.

On March 26, 2010, the Tribunal issued a correction of its August 18, 2009 damages award.  While the amount of damages has not changed, the decision makes the damages payable to Corn Products International, Inc. instead of CPIngredientes to eliminate double taxation.  On June 15, 2010, Mexico entered a Notice of Application in the Superior Court of Justice of Ontario, Canada with regard to the Tribunal’s March 26, 2010 correction.

In an order dated July 30, 2010, the Ontario Court consolidated the set-aside actions.  They will be heard together on March 7-8, 2011.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

July 1 — July 31, 2010	—	—	—	4,685 shares
August 1 — August 31, 2010	—	—	—	4,685 shares
Sept. 1 — Sept. 30, 2010	—	—	—	4,685 shares
Total	—		—

The Company has a stock repurchase program, which runs through November 30, 2010, that permits the Company to repurchase up to 5 million shares of its outstanding common stock.  As of September 30, 2010, the Company had repurchased 315 thousand shares under the program, leaving 4.7 million shares available for repurchase.

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE:	November 4, 2010	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Vice President and Chief Financial Officer

DATE:	November 4, 2010	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

4.1

Revolving Credit Agreement, dated as of September 2, 2010, among Corn Products International, Inc., as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of Montreal, as syndication agent, and Bank of America, N.A. and Citibank, N.A., as co-documentation agents incorporated by reference to Exhibit 4.1 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 2, 2010, SEC File No. 1-13397)

4.2

Amendment No. 1 to Revolving Credit Agreement, dated as of September 29, 2010, among Corn Products International, Inc., as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of Montreal, as syndication agent, and Bank of America, N.A. and Citibank, N.A., as co-documentation agents

4.6

Fifth Supplemental Indenture, dated September 17, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 20, 2010, SEC File No. 1-13397)

4.7

Sixth Supplemental Indenture, dated September 17, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 20, 2010, SEC File No. 1-13397)

4.8

Seventh Supplemental Indenture, dated September 17, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed September 20, 2010, SEC File No. 1-13397)

10.26	Confidentiality and Noncompete Agreement, dated as of July 23, 2010, between Corn Products Brasil-Ingredientes Industrias Ltda., the Company and Jorge L. Fiamenghi

10.27	Consulting Agreement, dated as of July 23, 2010, between the Company and Jorge L. Fiamenghi

10.28	Term Sheet, dated as of July 23, 2010 for Employment Agreements between the Company and Julio dos Reis and Productos de Maiz S.A. and Julio dos Reis

11	Statement re: Computation of Earnings per Share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Corn Products International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as block text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as Amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as Amended, and otherwise are not subject to liability under those sections.