Form 10-K
period 2010-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2011-02-28
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $30.30 on June 30, 2010, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $2,317,000,000.

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 23, 2011, was 76,189,000.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be distributed in connection with its 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

CORN PRODUCTS INTERNATIONAL, INC.

FORM 10-K

PART I.

ITEM 1.  BUSINESS

The Company

Corn Products International, Inc. was incorporated as a Delaware corporation in 1997 and its common stock is traded on the New York Stock Exchange.  Corn Products International, Inc., together with its subsidiaries, manufactures and sells a number of ingredients to a wide variety of food, beverage, brewing and industrial customers.

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “Corn Products,” “we,” “us,” and “our” shall mean Corn Products International, Inc. and its subsidiaries.

On October 1, 2010, the Company acquired National Starch, a global provider of specialty starches from Akzo Nobel N.V., headquartered in the Netherlands.  National Starch is a recognized innovator in food ingredients and specialty starches.  Its technologies are supported by a world-class research and development infrastructure and protected by more than 800 patents and patents pending, which drive development of advanced specialty starches for the next generation of food products.

We are a major supplier of high-quality food ingredients and industrial products derived from wet milling and processing of corn and other starch-based materials. We engage in corn refining, a capital-intensive, two-step process that involves the wet milling and processing of corn.  During the front-end process, corn is steeped in a water-based solution and separated into starch and co-products such as animal feed and corn oil.  The starch is then either dried for sale or further processed to make sweeteners, starches and other ingredients that serve the particular needs of various industries.

Our consolidated net sales were $4.37 billion in 2010.  Approximately 56 percent of our 2010 net sales were provided from our North American operations. Our South American operations provided 28 percent of net sales, while our Asia/African and European operations contributed approximately 14 percent and 2 percent, respectively.

Our products are derived primarily from the processing of corn and other starch-based materials, such as tapioca. potato and rice

Our sweetener products include glucose corn syrups, high maltose corn syrups, high fructose corn syrup (“HFCS”), caramel color, dextrose, polyols, maltodextrins and glucose and corn syrup solids.  Our starch-based products include both industrial and food-grade starches.

Corn Products supplies a broad range of customers in many diverse industries around the world, including the food, beverage, brewing, pharmaceutical, paper and corrugated products, textile and personal care industries, as well as the global animal feed and corn oil markets.

We believe our approach to production and service, which focuses on local management and production improvements of our worldwide operations, provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers through innovative solutions.

Products

Sweetener Products. Our sweetener products represented approximately 52 percent, 56 percent and 53 percent of our net sales for 2010, 2009 and 2008, respectively.

Glucose Corn Syrups: Corn syrups are fundamental ingredients widely used in food products, such as baked goods, snack foods, beverages, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes and table syrups.

High Maltose Corn Syrup: This special type of glucose syrup is primarily used as a fermentable sugar in brewing beers. High maltose corn syrups are also used in the production of confections, canning and some other food processing applications.

High Fructose Corn Syrup: High fructose corn syrup is used in a variety of consumer products including soft drinks, fruit-flavored beverages, baked goods, dairy products, confections and other food and beverage products.

Dextrose: We currently produce dextrose products that are grouped in three different categories - monohydrate, anhydrous and specialty. Monohydrate dextrose is used across the food industry in many of the same products as glucose corn syrups, especially in confectionery applications. Anhydrous dextrose is used to make solutions for intravenous injection and other pharmaceutical applications, as well as some specialty food applications. Specialty dextrose products are used in a wide range of applications, from confectionery tableting to dry mixes to carriers for high intensity sweeteners. Dextrose also has a wide range of industrial applications, including use in wall board and production of biodegradable surfactants (surface agents), humectants (moisture agents), and as the base for fermentation products including vitamins, organic acids, amino acids and alcohol.

Polyols:  These products are sugar-free, reduced calorie sweeteners primarily derived from starch or sugar for the food, beverage, confectionery, industrial, personal and oral care, and nutritional supplement markets.

Maltodextrins and Glucose and Corn Syrup Solids: These products have a multitude of food applications, including formulations where liquid corn syrups cannot be used. Maltodextrins are resistant to browning, provide excellent solubility, have a low hydroscopicity (do not retain moisture), and are ideal for their carrier/bulking properties. Corn syrup solids have a bland flavor, remain clear in solution, are easy to handle and provide bulking properties.

Starch Products.  Our starch products represented approximately 28 percent, 23 percent and 22 percent of our net sales for 2010, 2009 and 2008, respectively.  Starches are an important component in a wide range of processed foods, where they are used for adhesions, clouding, dusting, expansion, fat replacement, freshness, gelling, glazing, mouth feel, stabilization and texture. Cornstarch is sold to cornstarch packers for sale to consumers.  Starches are also used in paper production to create a smooth surface for printed communications and to improve strength in recycled papers. Specialty starches are used for enhanced drainage, fiber retention, oil and grease resistance, improved printability and biochemical oxygen demand control. In the corrugating industry, starches and specialty starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications.  The textile industry has successfully used starches and specialty starches to provide size and finishes for manufactured products.  Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling. Specialty starches are used for biomaterial applications including biodegradable plastics, fabric softeners and detergents, hair and skin care applications, dusting powders for surgical gloves and in the production of glass fiber and insulation.

Co-Products and others.  Co-products and others accounted for 20 percent, 21 percent and 25 percent of our net sales for 2010, 2009 and 2008, respectively.  Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods.  Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high protein feed for chickens, pet food and aquaculture primarily, and steepwater is sold as an additive for animal feed.

Geographic Scope and Operations

We operate in one business segment, the production of starches and sweeteners for a wide range of industries, and manage our business on a geographic regional basis.  Our business includes regional operations in North America,

South America, Asia/Africa and Europe.  In 2010, approximately 56 percent of our net sales were derived from operations in North America, while net sales from operations in South America represented 28 percent.  Our Asia/Africa and Europe operations represented approximately 14 percent and 2 percent of our net sales, respectively.  See Note 14 of the notes to the consolidated financial statements entitled “Segment Information” for additional financial information with respect to geographic areas.

In general, demand for our products is balanced throughout the year.  However, demand for sweeteners in South America is greater in the first and fourth quarters (its summer season) while demand for sweeteners in North America is greater in the second and third quarters.  Due to the offsetting impact of these demand trends, we do not experience material seasonal fluctuations in our business.

Our North America region consists of operations in the US, Canada and Mexico. The region’s facilities include 13 plants producing a range of both sweeteners and starches. Our plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for our US and export customers. Our plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do our Canadian plants in Cardinal, London and Port Colborne, Ontario. Our Winston-Salem, Stockton, Port Colborne and London plants primarily produce high fructose corn syrup. Plants in Indianapolis; North Kansas City, Missouri; and Charleston, South Carolina manufacture specialty starches for North American and European customers. We also have a plant in Mapleton, Illinois which produces a wide range of polyols, including liquid and crystalline sorbitol. We are the largest producer of corn-based starches and sweeteners in Mexico, with plants in Guadalajara, Mexico City and San Juan del Rio.

We are the largest manufacturer of corn-based starches and sweeteners in South America, with strong market shares in Argentina, Brazil, Chile, Colombia and Peru. Our South America region includes 11 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, dextrose, specialty starches, caramel color, sorbitol and vegetable adhesives.

Our Asia/Africa region manufactures corn- and tapioca-based products in South Korea, Pakistan, Thailand, Kenya, Australia and China.  The region’s facilities include 11 plants that produce modified, specialty, regular, waxy and tapioca starches, dextrins, glucose, dextrose, high fructose corn syrups and caramel color.

Our European region consists of specialty starch operations in England, Germany and South Africa.  The regions’ two facilities are in Hamburg, Germany and Goole, England.

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

Competition

The starch and sweetener industry is highly competitive.  Many of our products are viewed as basic commodity ingredients that compete with virtually identical products and derivatives manufactured by other companies in the industry. The US is a highly competitive market where there are other corn refiners, several of which are divisions of larger enterprises.  Some of these competitors, unlike us, have vertically integrated their corn refining and other operations.  Competitors include ADM Corn Processing Division (“ADM”) (a division of Archer-Daniels-Midland Company), Cargill, Inc., Tate & Lyle Ingredients Americas, Inc., and several others. Our operations in Mexico and Canada face competition from US imports and local producers including ALMEX, a Mexican joint venture between ADM and Tate & Lyle Ingredients Americas, Inc.  In South America, Cargill has corn-refining operations in Brazil. Many smaller local corn and tapioca refiners also operate in many of our markets. Competition within our markets is largely based on price, quality and product availability.

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

Customers

We supply a broad range of customers in over 60 industries. Approximately 31 percent of our 2010 net sales were to companies engaged in the processed foods industry and approximately 14 percent of our 2010 net sales were to companies engaged in the soft drink industry.  Additionally, sales to the animal feed market and the brewing industry represented approximately 13 percent and 11 percent of our 2010 net sales, respectively.

Raw Materials

Corn is the basic raw material we use to produce starches and sweeteners.  The supply of corn in the United States has been, and is anticipated to continue to be, adequate for our domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of various factors including: farmer planting decisions, climate, and government policies (including those related to the production of ethanol), livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements.  The Company also uses tapioca, potato, rice and sugar as a raw material.

Corn is also grown in other areas of the world, including Canada, Mexico, Europe, South Africa, Argentina, Brazil, China, Pakistan and Kenya. Our affiliates outside the United States utilize both local supplies of corn and corn imported from other geographic areas, including the United States.  The supply of corn for these affiliates is also generally expected to be adequate for our needs.  Corn prices for our non-US affiliates generally fluctuate as a result of the same factors that affect US corn prices.

Due to the competitive nature of our industry and the availability of substitute products not produced from corn, such as sugar from cane or beets, end product prices may not necessarily fluctuate in a manner that correlates to raw material costs of corn.

We follow a policy of hedging our exposure to commodity fluctuations with commodities futures contracts for certain of our North American corn purchases. Our firm-priced business is hedged.  Other business may or may not be hedged at any given time based on management’s judgment as to the need to fix the costs of our raw materials to protect our profitability.  See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the section entitled “Commodity Costs” for additional information.

Research and Development

With the acquisition of National Starch, the Company has obtained a global research and development capability concentrated in Bridgewater, New Jersey.  Activities at Bridgewater include plant science and physical, chemical and biochemical modifications to food formulation, as well as development of non-food applications such as starch-based biopolymers. In addition, Corn Products has product application technology centers that direct our product development teams worldwide to create product application solutions to better serve the ingredient needs of our customers.  Product development activity is focused on developing product applications for identified customer and market needs. Through this approach, we have developed value-added products for use by customers in various industries. We usually collaborate with customers to develop the desired product application either in the customers’ facilities, our technical service laboratories or on a contract basis. These efforts are supported by our marketing, product technology and technology support staff.

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

Patents, Trademarks and Technical License Agreements

We own a number of patents, including approximately 800 patents and patents pending through the acquisition of National Starch which relate to a variety of products and processes, and a number of established trademarks under which we market our products. We also have the right to use other patents and trademarks pursuant to patent and trademark licenses. We do not believe that any individual patent or trademark is material to our business. There is no currently pending challenge to the use or registration of any of our significant patents or trademarks that would have a material adverse impact on the Company or its results of operations if decided adversely to us.

We are a party to technical license agreements with third parties in South Africa and Venezuela whereby we provide technical, management and business advice on the operations of corn refining businesses and receive royalties in return.  These arrangements provide us with product penetration in these countries, as well as experience and relationships that could facilitate future expansion.  The duration of the agreements range from one to three years, and these agreements can be extended by mutual agreement.  These relationships have been in place for many years.  We receive approximately $2 million of annual income for services provided under these agreements.

Employees

As of December 31, 2010 we had approximately 10,700 employees, of which approximately 1,900 were located in the United States.  Approximately 39 percent of US and 54 percent of our non-US employees are unionized.  In addition, the Company has approximately 1,000 temporary employees.

Government Regulation and Environmental Matters

As a manufacturer and maker of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various US, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act.  We and many of our products are also subject to regulation by various government agencies, including the United States Food and Drug Administration.   Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity and labeling.  Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on us in 2010.  We may also be required to comply with US, state, foreign and local laws regulating food handling and storage.  We believe these laws and regulations have not negatively affected our competitive position.

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

During 2010 we spent approximately $6 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects.  We currently anticipate that we will spend approximately $4 million for environmental facilities and programs in 2011 and a similar amount in 2012.

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

Name	Age	Positions, Offices and Business Experience

Ilene S. Gordon	57

Chairman of the Board, President and Chief Executive Officer of the Company since May 4, 2009. She was President and Chief Executive Officer of Rio Tinto’s Alcan Packaging, a multinational business unit engaged in flexible and specialty packaging, from October 2007 until she took office as Chairman of the Board, President and Chief Executive Officer of the Company. From December 2006 to October 2007, Ms. Gordon was a Senior Vice President of Alcan Inc. and President and Chief Executive Officer of Alcan Packaging. Alcan Packaging was acquired by Rio Tinto in October 2007. From 2004 until December 2006, Ms. Gordon served as President of Alcan Food Packaging Americas, a division of Alcan Inc. From 1999 until Alcan’s December 2003 acquisition of Pechiney Group, Ms. Gordon was a Senior Vice President of Pechiney Group and President of Pechiney Plastic Packaging, Inc., a global flexible packaging business. Prior to joining Pechiney in June 1999, Ms. Gordon spent 17 years with Tenneco Inc., where she most recently served as Vice President and General Manager, heading up Tenneco’s folding carton business. Ms. Gordon also serves as a director of Arthur J. Gallagher & Co., an international insurance brokerage and risk management business, Northwestern Memorial Hospital, The Executive Club of Chicago, and The Chicago Council on Global Affairs. She is also a trustee of The Conference Board. Ms. Gordon served as a director of United Stationers Inc., a wholesale distributor of business products and a provider of marketing and logistics services to resellers, from January 2000 until May 2009. She holds a Bachelor’s degree in Mathematics from the Massachusetts Institute of Technology (MIT) and a Master’s degree in Management from MIT’s Sloan School of Management.

Cheryl K. Beebe	55

Executive Vice President and Chief Financial Officer since October 1, 2010. Ms. Beebe previously served as Vice President and Chief Financial Officer from February 2004 to September 30, 2010, as Vice President, Finance from July 2002 to February 2004, as Vice President from 1999 to 2002 and as Treasurer from 1997 to February 2004. Prior to that, she served as Director of Finance and Planning worldwide for the Corn Refining Business of CPC International, Inc., now Unilever Bestfoods (“CPC”), from 1995 to 1997 and as Director of Financial Analysis and Planning for Corn Products North America from 1993. Ms. Beebe joined CPC in 1980 and served in various financial positions in CPC’s US consumer food business, North American audit group and worldwide corporate treasury group. Ms. Beebe is a member of the Board of Directors of Packaging Corporation of America. She holds a Bachelor of Science degree in Accounting from Rutgers University and a Masters of Business Administration degree from Fairleigh Dickenson University.

Julio dos Reis	55

Senior Vice President and President, South America Ingredient Solutions since October 1, 2010. Mr. dos Reis served as Vice President and President, South America Division from September 1, 2010 to September 30, 2010. Mr. dos Reis previously served as President and General Manager of the South America Division’s Southern Cone from September 17, 2003 to August 31, 2010. Prior thereto, he joined CPC in 1994 as Argentina’s Corporate Internal Audit Manager, and held positions of increasing responsibility, including Supply Chain Manager and Chief Financial Officer. Prior to joining CPC, he served in a number of management roles for IBM Corporation. He began his career with Price Waterhouse in 1977. He holds a Bachelor of Science degree in Business Administration from the University of Buenos Aires in Argentina; a postgraduate degree in Negotiation from the Pontificia Universidad Catolica Argentina, and a certificate from the Advanced Executive Program from the Kellogg School of Management at Northwestern University in Evanston, Illinois.

Jack C. Fortnum	54	Executive Vice President and President, Global Beverage, Industrial and North America Sweetener Solutions since October 1, 2010. Mr. Fortnum previously served as Vice President since 1999 and

President of the North America Division from May 2004 to September 30, 2010. Prior to that he served as President, US/Canadian Region from July 2003 to May 2004, and as President, US Business from February 2002 until July 2003. Prior to that, Mr. Fortnum served as Executive Vice President, US/Canadian Region from August 2001 until February 2002, as the Controller from 1997 to 2001, as the Vice President of Finance for Refineries de Maiz, CPC’s Argentine subsidiary, from 1995 to 1997, as the Director of Finance and Planning for CPC’s Latin America Corn Refining Division from 1993 to 1995, and as the Vice President and Comptroller of Canada Starch Operating Company Inc., the Canadian subsidiary of CPC, and as the Vice President of Finance of the Canadian Corn Refining Business from 1989. Mr. Fortnum is a member of the Boards of Directors of the Chicagoland Chamber of Commerce, the Corn Refiners Association and Greenfield Ethanol, Inc. He holds a Bachelors degree in Economics from the University of Toronto and completed the Senior Business Administration Course offered by McGill University.

Diane J. Frisch	56

Senior Vice President, Human Resources since October 1, 2010. Ms. Frisch previously served as Vice President, Human Resources, from May 1, 2010 to September 30, 2010. Prior to that, Ms. Frisch served as Vice President of Human Resources and Communications for the Food Americas and Global Pharmaceutical Packaging businesses of Rio Tinto’s Alcan Packaging, a multinational company engaged in flexible and specialty packaging, from January 2004 to March 30, 2010. Prior to being acquired by Alcan Packaging, Ms. Frisch served as Vice President of Human Resources for the flexible packaging business of Pechiney, S.A. an aluminum and packaging company with headquarters in Paris and Chicago, from January 2001 to January 2004. Previously, she served as Vice President of Human Resources for Culligan International Company; Vice President and Director of Human Resources for Alumax Mill Products, Inc., a division of Alumax Inc.; Director of Human Resources for U.S. Reduction Company; and Manager of Human Resources for American Can Company. Ms. Frisch holds a Bachelor of Arts degree in Psychology from Ithaca College, Ithaca, NY, and a Master of Science in Industrial Relations from the University of Wisconsin in Madison.

Kimberly A. Hunter	49

Corporate Treasurer since February 2004. Ms. Hunter previously served as Director of Corporate Treasury from September 2001 to February 2004. Prior to that, she served as Managing Director, Investment Grade Securities at Bank One Corporation, a financial institution, from 1997 to 2000 and as Vice President, Capital Markets of Bank One from 1992 to 1997. Ms. Hunter holds Bachelors degrees in Government and Economics from Harvard University and a Masters in Business Administration from the University of Chicago.

Mary Ann Hynes	63

Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 1, 2010. Ms. Hynes previously served as Vice President, General Counsel and Corporate Secretary from March 2006 to September 30, 2010 and, additionally, Chief Compliance Officer since January 2008. Prior to that, Ms. Hynes was Senior Vice President and General Counsel, Chief Legal Officer for IMC Global Inc., a producer and distributor of crop nutrients and animal feed ingredients, from July 1999 to October 2004, and a consultant to The Mosaic Company, also a producer and distributor of crop nutrients and animal feed ingredients, from October 2004 to October 2005. The Mosaic Company acquired IMC Global Inc. in October 2004. She holds a Bachelors of Political Science and Mathematics from Loyola University, Juris Doctor and Master of Laws — Taxation degrees from John Marshall Law School and an Executive Masters of Business Administration degree from the Lake Forest Graduate School of Business in Chicago.

Robin A. Kornmeyer	62

Vice President since September 2002 and Controller since January 2002. Mr. Kornmeyer previously served as Corporate Controller at Foster Wheeler Ltd., a worldwide engineering and construction company, from 2000 to 2002. He holds a Bachelors degree in Economics and Business Administration from Lebanon Valley College, Annville, Pennsylvania.

John F. Saucier	57

Senior Vice President, Corporate Strategy and Global Business Development since October 1, 2010. Mr. Saucier previously served as Vice President and President Asia/Africa Division and Global Business Development from November 2007 to September 30, 2010. Mr. Saucier previously served as Vice President, Global Business and Product Development, Sales and Marketing from April 2006 to November 2007. Prior to that, Mr. Saucier was President, Integrated Nylon Division of Solutia Inc., a specialty chemical manufacturer from May 2004 to March 2005, and Vice President of Solutia and General Manager of its Integrated Nylon Division from September 2001 to May 2004. Solutia Inc. and 14 of its US subsidiaries filed voluntary petitions under the bankruptcy laws in December 2003. Mr. Saucier holds Bachelors and Masters degrees in Mechanical Engineering from the University of Missouri and a Masters degree in Business Administration from Washington University in St. Louis.

James P. Zallie	49

Executive Vice President and President, Global Ingredient Solutions since October 1, 2010. Mr. Zallie previously served as President and Chief Executive Officer of National Starch from January 2007 to September 30, 2010 Mr. Zallie worked for National Starch for more than 27 years in various positions of increasing responsibility, first in technical, then marketing and then international business management positions. For the last two years, Mr. Zallie led the transition and integration of National Starch from ownership by Imperial Chemical Industries PLC to ownership by Akzo Nobel N.V. while concurrently overseeing National Starch management’s role in activities for Akzo Nobel’s divestment of the business. In addition to his new multi-regional business and global market segment responsibilities for Corn Products, Mr. Zallie also is responsible for leading global innovation activities and manufacturing network optimization. He holds Master’s degrees in Food Science and Business Administration from Rutgers University and a Bachelor of Science degree in Food Science from Pennsylvania State University.

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

In North America, we sell a large portion of our finished products at firm prices established in supply contracts typically lasting for periods of up to one year.  In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures contracts, or take other hedging positions in the corn futures market.  We are unable to hedge price risk related to co-product sales.  These derivative contracts typically mature within one year.  At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the futures contract price.  These hedging instruments are subject to fluctuations in value; however, changes in the value of the underlying exposures we are hedging generally offset such fluctuations.  The fluctuations in the fair value of these hedging instruments may affect the cash flow of the Company.  We fund any unrealized losses or receive cash for any unrealized gains on a daily basis.  While the corn futures contracts or hedging positions are intended to minimize the effect of volatility of corn costs on operating profits, the hedging activity can result in losses, some of which may be material.  Outside of North America, sales of finished products under long-term, firm-priced supply contracts are not material.  We also use derivative financial instruments to hedge portions of our natural gas costs, primarily in our North American operations.

Due to market volatility, we cannot assure that we can adequately pass potential increases in the cost of corn on to customers through product price increases or purchase quantities of corn at prices sufficient to sustain or increase our profitability.

Our corn purchasing costs, which include the price of the corn plus delivery cost, account for 40 percent to 65 percent of our product costs.  The price and availability of corn is influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost that are difficult to anticipate and which we cannot control.  There is also a demand for corn in the US to produce ethanol which has been significantly impacted by US governmental policies designed to encourage the production of ethanol.  In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup.

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

We operate in a highly competitive environment. Many of our products compete with virtually identical or similar products manufactured by other companies in the starch and sweetener industry. In the United States, there are competitors, several of which are divisions of larger enterprises that have greater financial resources than we do. Some of these competitors, unlike us, have vertically integrated their corn refining and other operations. Many of our products also compete with products made from raw materials other than corn. Fluctuation in prices of these competing products may affect prices of, and profits derived from, our products. Competition in markets in which we compete is largely based on price, quality and product availability.

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

Approximately 39 percent of our US and 54 percent of our non-US employees are members of unions.  Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

Our reliance on certain industries for a significant portion of our sales could have a material adverse affect on our business.

Approximately 31 percent of our 2010 sales were made to companies engaged in the processed foods industry and approximately 14 percent were made to companies in the soft drink industry.  Additionally, sales to the animal feed market and the brewing industry represented approximately 13 percent and 11 percent of our 2010 net sales, respectively.  If our processed foods customers, soft drink customers, brewing industry customers or animal feed customers were to substantially decrease their purchases, our business might be materially adversely affected.

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

In 2010, we recorded a $24 million write-off for impairment and restructuring charges for the closure of our Chilean manufacturing plant.  In 2009, we recorded a write-off of $119 million of goodwill pertaining to our operation in South Korea.  See Note 4 of the notes to the consolidated financial statements included in this Form 10-K for additional information regarding these write-offs.

We perform an annual impairment assessment for goodwill and, as necessary, for long-lived assets.  If the results of such assessments were to show that the fair value of our property, plant and equipment or goodwill were less than the carrying values, we could be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material.  Our annual impairment assessment as of September 30, 2010 did not result in any additional impairment charges for the year.

Even though it was determined that there was no additional long-lived asset impairment as of September 30, 2010, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of September 30, 2011.

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

Producing starches and sweeteners through corn refining is a capital intensive industry. We have 37 plants and have preventive maintenance and de-bottlenecking programs designed to maintain and improve grind capacity and facility reliability. If we encounter operating difficulties at a plant for an extended period of time or start up problems with any capital improvement projects, we may not be able to meet a portion of sales order commitments and could incur significantly higher operating expenses, both of which could adversely affect our operating results.  We also use boilers to generate steam required in our manufacturing processes. An event that impaired the operation of a boiler for an extended period of time could have a significant adverse effect on the operations of any plant where such event occurred.

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

We regularly review potential acquisitions of complementary businesses, technologies, services or products, as well as potential strategic alliances. We may be unable to find suitable acquisition candidates or appropriate partners with which to form partnerships or strategic alliances. Even if we identify appropriate acquisition or alliance candidates, we may be unable to complete such acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an acquired business, including National Starch, technology, service or product into our existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of our business. Moreover, we may not realize the anticipated benefits of any acquisition, including National Starch, or strategic alliance, and such transactions may not generate anticipated financial results. Future acquisitions could also require us to issue equity securities, incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business.

Our inability to contain costs could adversely affect our future profitability and growth.

Our future profitability and growth depends on our ability to contain operating costs and per-unit product costs and to maintain and/or implement effective cost control programs, while at the same time maintaining competitive pricing and superior quality products, customer service and support. Our ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs, as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES

We operate, directly and through our consolidated subsidiaries, 37 manufacturing facilities, all of which are owned. In addition, we lease our corporate headquarters in Westchester, Illinois and our National Starch facility in Bridgewater, New Jersey. The following list details the locations of our manufacturing facilities within each of our three geographic regions:

North America	South America	Asia/Africa	Europe

Cardinal, Ontario, Canada	Baradero, Argentina	Lane Cove, Australia	Hamburg, Germany
London, Ontario, Canada	Chacabuco, Argentina	Shanghai, China	Goole, United Kingdom
Port Colborne, Ontario, Canada	Balsa Nova, Brazil	Shouguang, China
San Juan del Rio, Queretaro, Mexico	Cabo, Brazil	Eldoret, Kenya
Guadalajara, Jalisco, Mexico	Conchal, Brazil	Cornwala, Pakistan
Mexico City, Edo, Mexico	Mogi-Guacu, Brazil	Faisalabad, Pakistan
Stockton, California, U.S.	Rio de Janeiro, Brazil	Ichon, South Korea
Bedford Park, Illinois, U.S.	Trombudo, Brazil	Inchon, South Korea
Mapleton, Illinois, U.S.	Barranquilla, Colombia	Ban Kao Dien, Thailand
Indianapolis, Indiana, U.S.	Cali, Colombia	Kalasin, Thailand
North Kansas City, Missouri, U.S.	Lima, Peru	Sikhiu, Thailand
Winston-Salem, North Carolina, U.S.
Charleston, South Carolina, U.S.

We believe our manufacturing facilities are sufficient to meet our current production needs. We have preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.

We have electricity co-generation facilities at all of our US and Canadian plants with the exception of Indianapolis, North Kansas City, Charleston and Mapleton, as well as at our plants in San Juan del Rio, Mexico; Baradero, Argentina; and Balsa Nova and Mogi-Guacu, Brazil, that provide electricity at a lower cost than is available from third parties. We generally own and operate these co-generation facilities, except for the facilities at our Stockton, California; Cardinal, Ontario; and Balsa Nova and Mogi-Guacu, Brazil locations, which are owned by, and operated pursuant to co-generation agreements with, third parties.

In recent years, we have made significant capital expenditures to update, expand and improve our facilities, spending $159 million in 2010.  We believe these capital expenditures will allow us to operate efficient facilities for the foreseeable future.   We currently anticipate that capital expenditures for 2011 will approximate $280 million to $300 million.

ITEM 3.  LEGAL PROCEEDINGS

On October 21, 2003, we submitted, on our own behalf and on behalf of our Mexican affiliate, CPIngredientes, S.A. de C.V., (previously known as Compania Proveedora de Ingredientes) a Request for Institution of Arbitration Proceedings Submitted Pursuant to Chapter 11 of the North American Free Trade Agreement (“NAFTA”) (the “Request”). The Request was submitted to the Additional Office of the International Centre for Settlement of Investment Disputes and was brought against the United Mexican States. In the Request, we asserted that the imposition by Mexico of a discriminatory tax on beverages containing HFCS in force from 2002 through 2006 breached various obligations of Mexico under NAFTA.  The case was bifurcated into two phases, liability and damages, and a hearing on liability was held before a Tribunal in July 2006.  In a Decision dated January 15, 2008, the Tribunal issued an order holding that Mexico had violated NAFTA Article 1102, National Treatment. In July 2008, a hearing regarding the quantum of damages was held before the same Tribunal.  We sought damages and pre- and post-judgment interest totaling $288 million through December 31, 2008.  In an award rendered August 18, 2009, the Tribunal awarded damages to the Company in the amount of $58.4 million, as a result of the tax and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest (the “Award”). On October 1, 2009, we submitted to the Tribunal a request for correction of the Award to avoid effective double taxation on the amount of the Award in Mexico. On January 24 and 25, 2011, we received cash payments totaling $58.4 million from the Government of the United Mexican States pursuant to an award rendered in our favor by the Tribunal in 2009 (and corrected in 2010).  Mexico made this payment pursuant to an agreement with Corn Products International that provides for terminating pending post-award litigation and waiving post-award interest.  The $58.4 million award will be recorded in the Company’s first quarter 2011 consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPO.”  The number of holders of record of our common stock was 6,600 at January 31, 2010.

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

The quarterly high and low sales prices for our common stock and cash dividends declared per common share for 2009 and 2010 are shown below.

	1st QTR	2nd QTR	3rd QTR	4th QTR
2010
Market prices
High	$35.73	$37.62	$39.36	$48.00
Low	26.23	30.25	28.70	37.12
Per share dividends	$0.14	$0.14	$0.14	$0.14

2009
Market prices
High	$31.15	$28.97	$32.37	$31.90
Low	17.80	18.04	24.15	26.70
Per share dividends	$0.14	$0.14	$0.14	$0.14

Issuer Purchases of Equity Securities:

The following table summarizes information with respect to our purchases of our common stock during the fourth quarter of 2010.

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Oct. 1 – Oct. 31, 2010	—	—	—	4,685 shares
Nov. 1 – Nov. 30, 2010	—	—	—	4,685 shares
Dec. 1 – Dec. 31, 2010	—	—	—	4,685 shares
Total	—	—	—

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of December 31, 2010, we had 4.7 million shares available for repurchase under this program.

ITEM 6.                              SELECTED FINANCIAL DATA

Selected financial data is provided below.

(in millions, except per share amounts)	2010 (a)		2009		2008	2007	2006
Summary of operations:
Net sales	$4,367		$3,672		$3,944	$3,391	$2,621
Net income attributable to CPI	169	(b)	41	(c)	267	198	124
Net earnings per common share of CPI:
Basic	$2.24	(b)	$0.55	(c)	$3.59	$2.65	$1.67
Diluted	$2.20	(b)	$0.54	(c)	$3.52	$2.59	$1.63
Cash dividends declared per common share of CPI	$0.56		$0.56		$0.54	$0.40	$0.33
Balance sheet data:
Working capital	$862		$480		$438	$415	$320
Property, plant and equipment-net	2,123		1,564		1,447	1,500	1,356
Total assets	5,071		2,952		3,207	3,103	2,645
Long-term debt	1,681		408		660	519	480
Total debt	1,769		544		866	649	554
Redeemable common stock	—		14		14	19	44
Total equity (d)	$2,002		$1,704		$1,406	$1,626	$1,349
Shares outstanding, year end	76.0		74.9		74.5	73.8	74.3
Additional data:
Depreciation and amortization	$155		$130		$128	$125	$114
Capital expenditures	159		146		228	177	171

(a)   Includes National Starch from October 1, 2010 forward.

(b)   Includes $14 million of after-tax charges for bridge loan and other financing costs ($0.18 per diluted common share), after-tax acquisition-related costs of $26 million ($0.34 per diluted common share,) after-tax charges of $22 million ($0.29 per diluted common share) for impaired assets and other costs primarily associated with our operations in Chile and after-tax charges of $18 million ($0.23 per diluted common share) relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules. See Notes 3, 4 and 6 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(c)  Includes after-tax charges for impaired assets and restructuring costs of $110 million, or $1.47 per diluted common share.   See Note 4 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(d)   Includes non-controlling interests.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On October 1, 2010, we completed our acquisition of National Starch, a global provider of specialty starches, from Akzo Nobel N.V., a global coatings and specialty chemicals company, headquartered in The Netherlands.  We acquired 100 percent of National Starch through asset purchases in certain countries and stock purchases in certain countries.  The purchase price was $1.354 billion in cash, subject to certain post-closing adjustments.  The funding of the purchase price was provided principally from borrowings.  The results of National Starch are included in our consolidated financial results from October 1, 2010 forward.

The acquisition positions us with a broader portfolio of products, enhanced geographic reach, and the ability to offer customers a broad range of value-added ingredient solutions for a variety of their evolving needs.   National Starch had sales of $1.2 billion in 2009 and provides us with, among other things, 11 additional manufacturing facilities in 8 countries, across 5 continents.  The acquisition also provides additional sales and technical offices around the world.  With the acquisition, we now employ approximately 10,700 people in North America, South America, Asia/Africa and Europe.  We operate 37 manufacturing facilities in 15 countries; have sales offices in 29 countries, and have research and ingredient development centers in key global markets.

See Note 3 of the notes to the consolidated financial statements for additional information related to the acquisition.

We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients, industrial products and specialty starches derived from the wet milling and processing of corn and other starch-based materials.  The corn refining industry is highly competitive.  Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry.  As noted above, we have 37 manufacturing plants located throughout North America, South America, Asia/Africa and Europe, and we manage and operate our businesses at a local level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer.  Our starches are a staple of the food, paper, textile and corrugating industries.

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

Our business improved in 2010 as net sales, operating income, net income and diluted earnings per common share grew from the year ago period.  Organic volume growth, lower corn costs, improved plant utilization rates and the impact of owning National Starch in the fourth quarter drove the earnings improvement.  Additionally, we enhanced our financial flexibility in 2010 by entering into a new $1 billion revolving credit facility.  We continue to see economic recovery in many of our international markets and expect our business to grow in 2011.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

RESULTS OF OPERATIONS

We have significant operations in North America, South America, Asia/Africa and Europe.  For most of our foreign subsidiaries, the local foreign currency is the functional currency.  Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into US dollars at the applicable average exchange rates for the period.  Fluctuations in foreign currency exchange rates affect the US dollar amounts of our foreign subsidiaries’ revenues and expenses.  The impact of currency exchange rate changes, where significant, is described below.

As a result of the acquisition of National Starch, there are significant fluctuations in our financial statements as compared to 2009.  While we will identify significant fluctuations due to the acquisition, our discussion below will also exclude the impact of the acquisition, where appropriate, to provide a more comparable and meaningful analysis.  Additionally, we have added a new region for our acquired operations in Europe.  See also Note 14 of the notes to the consolidated financial statements for additional information.

2010 Compared to 2009

Net Income attributable to CPI.  Net income attributable to CPI for 2010 more than quadrupled to $169 million, or $2.20 per diluted common share, from 2009 net income of $41 million, or $0.54 per diluted common share.   Our results for 2010 include $14 million of after-tax charges for bridge loan and other financing costs ($0.18 per diluted common share), after-tax acquisition-related costs of $26 million ($0.34 per diluted common share), after-tax costs of $18 million ($0.23 per diluted common share) relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules, and after-tax restructuring charges of $22 million ($0.29 per diluted common share) for impaired assets and other costs primarily associated with the closing of our plant in Chile.  Our 2009 results include an after-tax charge of $110 million ($1.47 per diluted common share) for impaired assets and restructuring costs.  See also Note 4 of the notes to the consolidated financial statements for additional information pertaining to the asset impairments and restructurings.

Without the bridge loan and other financing costs, and the impairment, restructuring and acquisition-related charges, net income for 2010 would have grown 65 percent over 2009, while our diluted earnings per common share would have risen 61 percent.  This net income growth primarily reflects an increase in operating income across all of our regions principally driven by organic sales volume growth, improved plant utilization rates, lower corn costs, stronger foreign currencies and the earnings from the acquired National Starch operations.

Net Sales.  Net sales for 2010 increased to $4.37 billion from $3.67 billion in 2009, as sales grew in each of our regions.

A summary of net sales by geographic region is shown below:

(in millions)	2010	2009	Increase	% Change
North America	$2,439	$2,268	$171	8%
South America	1,241	1,012	229	23%
Asia / Africa	617	392	225	58%
Europe	70	—	70	nm
Total	$4,367	$3,672	$695	19%

The increase in net sales reflects a 21 percent volume improvement and favorable currency translation of 4 percent due to stronger foreign currencies, which more than offset a price/product mix decline of 6 percent primarily reflecting the normal relationship between lower corn costs and a corresponding decline in selling prices.  Net sales from the acquired National Starch operations totaled $351 million, representing approximately 10 percent of our 19 percent sales increase.  Additionally, we had strong organic volume growth across all of our regions and particularly in our international businesses.  Co-product sales of approximately $781 million for 2010 increased 16 percent from $673 million in 2009, as improved volume and currency translation more than offset lower selling prices.  Co-product sales from acquired operations contributed approximately $22 million, or 3 percent, of the increase.

Sales in North America increased 8 percent driven by sales contributed by the acquired National Starch operations.  Excluding the acquired operations, net sales in North America were flat as a 10 percent volume improvement and a 2 percent increase attributable to currency translation was offset by a price/product mix decline of 12 percent.  Volumes grew across the region, led by strong organic growth in Mexico where demand for sweeteners from the beverage industry was particularly strong.  Improved demand in Canada and the US also contributed to the organic volume growth in the region.  Sales in South America increased 23 percent, as volume growth of 14 percent driven by strong demand from various industries and favorable currency translation of 10 percent more than offset a price/product mix decline of 1 percent.  Sales from acquired operations contributed 2 percent of the sales growth in the region.  Sales in Asia/Africa increased 58 percent, driven in part by sales contributed by acquired operations.  Excluding the acquired operations, Asia/Africa net sales increased 34 percent, reflecting volume growth of 20 percent, primarily driven by significantly higher demand for sweeteners in South Korea, price/product mix improvement of 9 percent and a 5 percent benefit from currency translation associated with stronger Asian currencies.  Europe sales reflect sales from our European operations that were acquired as part of the National Starch acquisition.

Cost of Sales.  Cost of sales for 2010 increased 16 percent to $3.64 billion from $3.15 billion in 2009.  More than half of this increase reflects costs associated with sales of National Starch products in the fourth quarter of 2010.  The remainder of the increase was driven principally by volume growth and currency translation, which more than offset lower corn costs.  Currency translation caused cost of sales for 2010 to increase approximately 5 percent from 2009, reflecting the impact of stronger foreign currencies.  Gross corn costs per ton for 2010 declined approximately 11 percent from 2009 driven by lower market prices for corn.  Energy costs for 2010 increased approximately 14 percent from the prior year principally due to increased volume and stronger foreign currencies.  Our gross profit margin for 2010 was 17 percent, compared to 14 percent in 2009, reflecting improved profit margins throughout our business.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for 2010 were $370 million, up from $247 million in 2009.  This increase primarily reflects SG&A expenses of the acquired National Starch operations and $35 million of costs pertaining to the acquisition of National Starch.  Higher compensation-related costs, a return to more historical run rates and stronger foreign currencies also contributed to the increase in SG&A expenses.   Currency translation caused operating expenses for 2010 to increase approximately 4 percent from a year ago, reflecting the impact of stronger foreign currencies.  SG&A expenses for 2010 represented 8 percent of net sales, up from 7 percent in 2009.

Other Income-net.  Other income-net of $10 million for 2010 increased from other income-net of $5 million in 2009.  This increase primarily reflects higher tax recoveries and a $2 million gain associated with a customer bankruptcy settlement.

Operating Income.  A summary of operating income is shown below:

(in millions)	2010	2009	Favorable (Unfavorable) Variance	Favorable (Unfavorable) % Change
North America	$249	$177	$72	41%
South America	163	138	25	18%
Asia/Africa	62	17	45	268%
Europe	3	—	3	nm
Corporate expenses	(51)	(54)	3	5%
Acquisition costs	(35)	—	(35)	nm
Impairment/restructuring charges	(25)	(125)	100	80%
Charge for fair value mark-up of acquired inventory	(27)	—	(27)	nm
Operating income	$339	$153	$186	122%

Operating income for 2010 increased to $339 million from $153 million in 2009.  Operating income for 2010 and 2009 include impairment/restructuring charges of $25 million and $125 million, respectively.  We also incurred $35 million of acquisition-related costs in 2010.  Additionally, our current year results include the flow through of $27 million of costs associated with acquired National Starch inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without the impairment, restructuring, inventory mark-up charge and acquisition-related costs, operating income for 2010 would have grown 53 percent over the year ago period.   Approximately 15 percent of this growth was attributable to earnings from the acquired National Starch operations.  The remaining increase of 38 percent reflects organic earnings growth in each of our regions principally driven by higher volume, lower corn costs, improved plant utilization rates and favorable currency translation.    Currency translation associated with stronger foreign currencies caused operating income to increase by approximately $20 million from 2009.  North America operating income increased 41 percent to $249 million from $177 million a year ago.  Approximately one-third of this growth was attributable to earnings from acquired operations.  The remaining increase was primarily driven by organic volume growth, lower corn costs and improved plant utilization rates.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $8 million in the region.  South America operating income increased 18 percent to $163 million from $138 million in 2009.  This increase primarily reflects improved earnings in the Southern Cone of South America and Brazil driven by strong volume growth and favorable currency translation.  Translation effects associated with stronger South American currencies (particularly the Brazilian Real) caused operating income to increase by approximately $11 million in the region.  Asia/ Africa operating income more than tripled to $62 million from $17 million a year ago, due in part, to earnings from acquired operations.  Without the earnings from acquired operations, operating income almost tripled reflecting strong organic volume growth, particularly in South Korea and higher product selling prices.  Stronger foreign currencies caused operating income to increase by approximately $1 million in the region.  Europe operating income represents earnings from our operations that were acquired as part of the National Starch acquisition.

Financing Costs-net.  Financing costs-net increased to $64 million in 2010 from $38 million in 2009.  This increase primarily reflects a $20 million charge for bridge loan financing costs recorded in the third quarter of 2010.  In connection with the acquisition of National Starch we had obtained a bridge loan financing commitment of $1.35 billion.  As a result of our September 2010 sale of $900 million aggregate principal amount of senior unsecured notes and the entry into our new $1 billion revolving credit facility (see also Liquidity and Capital Resources section), we terminated the $1.35 billion bridge term loan facility.  Fees associated with the bridge loan totaling $20 million were expensed to financing costs in September 2010.  Without this charge, financing costs for 2010 would have increased approximately

18 percent from the prior year period, primarily reflecting higher average borrowings due to the National Starch acquisition and higher interest rates, partially offset by a reduction in foreign currency transaction losses and an increase in interest income driven by higher cash positions.

Provision for Income Taxes.  Our effective income tax rate was 36.1 percent in 2010, as compared to 59.5 percent in 2009.  Our effective income tax rate for 2010 reflects the impacts of the National Starch acquisition costs and the Chilean charges for impaired assets and other related costs and an increase to the valuation allowance for Chile.  Our effective income tax rate for 2009 reflects the tax effect of the goodwill write-off and an increase to the valuation allowance in Korea.  Without the impact of the impairment and restructuring charges, our effective income tax rate for 2010 and 2009 would have been approximately 33 percent and 35 percent, respectively.   See also Note 8 of the notes to the consolidated financial statements.

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests increased to $7 million in 2010 from $6 million in 2009.  The increase from 2009 mainly reflects the effect of improved earnings from our operations in Pakistan.

Comprehensive Income.  We recorded comprehensive income of $287 million, as compared with $327 million a year ago.  The decrease primarily reflects an unfavorable variance in the currency translation adjustment and reduced gains on cash flow hedges, which more than offset our net income growth.  The unfavorable variance in the currency translation adjustment reflects a more moderate strengthening in end of period foreign currencies relative to the US dollar, as compared to a year ago, when end of period foreign currency appreciation was more significant.

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

Net Sales.  Net sales for 2009 decreased to $3.67 billion from $3.94 billion in 2008, as sales declined in each of our regions.

A summary of net sales by geographic region is shown below:

(in millions)	2009	2008	Decrease	% Change
North America	$2,268	$2,370	$(102)	(4)%
South America	1,012	1,120	(108)	(10)%
Asia / Africa	392	454	(62)	(14)%
Total	$3,672	$3,944	$(272)	(7)%

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

Cost of Sales.  Cost of sales for 2009 decreased 3 percent to $3.15 billion from $3.24 billion in 2008.  The decrease principally reflects reduced volume and currency translation.  Currency translation attributable to the stronger US dollar caused cost of sales for 2009 to decrease approximately 5 percent from 2008.  Gross corn costs for 2009 were relatively unchanged from 2008, as higher corn costs in North America were offset by reduced costs in South America and the impact of currency translation associated with weaker foreign currencies.  Energy costs for 2009 decreased approximately 1 percent from 2008.  Our gross profit margin for 2009 was 14 percent, compared to 18 percent in 2008, principally reflecting reduced profitability and margins throughout our business.

Selling, General and Administrative Expenses.  SG&A expenses for 2009 were $247 million, down from $275 million in 2008.  This decrease primarily reflects weaker foreign currencies and reduced compensation-related costs.  Currency translation caused operating expenses for 2009 to decrease approximately 4 percent from 2008, reflecting the weaker foreign currencies.  Additionally, bad debt expense decreased $4 million from 2008.  Our bad debt expense was higher than normal in 2008 due to the global economic crisis.  We may be required to provide for additional credit losses in the future should the global economy deteriorate in the future.  SG&A expenses for 2009 represented 7 percent of net sales, consistent with 2008.

Other Income-net.  Other income-net of $5 million for 2009 increased slightly from other income-net of $4 million in 2008.  Other income for 2009 includes various insurance and tax recoveries approximating $2 million and a $2 million gain from the sale of land.  Other income for 2008 includes $16 million of costs pertaining to the terminated Bunge merger.  Other income for 2008 also includes various insurance and tax recoveries approximating $8 million and a $5 million gain from the sale of land.  Fee and royalty income of $1 million for 2009 declined $1 million from 2008.

Operating Income.  A summary of operating income is shown below:

(in millions)	2009	2008	Favorable (Unfavorable) Variance	Favorable (Unfavorable) % Change
North America	$177	$313	$(136)	(44)%
South America	138	151	(13)	(9)%
Asia / Africa	17	38	(21)	(56)%
Corporate expenses	(54)	(52)	(2)	(3)%
Impairment/restructuring charges	(125)	—	(125)	nm
Costs of terminated merger	—	(16)	16	nm
Operating income	$153	$434	$(281)	(65)%

Operating income for 2009 decreased to $153 million from $434 million in 2008.  This decrease partially reflects the impact of the $125 million impairment and restructuring charge that we recorded in the second quarter of 2009.  The 2008 results include $16 million of expenses related to the terminated merger with Bunge.  Without the impairment and restructuring charge for 2009 and the Bunge expenses for 2008, operating income would have declined 38 percent to $278 million in 2009 from $450 million in 2008, as earnings declined across all of our regions.  Currency translation caused operating income to decline by approximately $25 million from 2008, reflecting weaker foreign currencies.  North America operating income decreased 44 percent to $177 million from $313 million in 2008, as earnings declined throughout the region.  The decline primarily reflects lower co-product pricing, higher corn costs and reduced sales volumes attributable to the weak economy.  Currency translation attributable to the weaker Canadian dollar caused operating income to decline by approximately $5 million in the region.  South America operating income decreased 9 percent to $138 million from $151 million in 2008, as translation effects associated with weaker South American currencies caused operating income to decline by approximately $16 million in the region.  Reduced product selling prices, particularly for co-products, also contributed to the earnings decline in the region.  Lower corn costs partially offset the unfavorable translation impact of the weaker South American currencies and decreased product selling prices in the region.  Asia /Africa operating income decreased 56 percent to $17 million from $38 million in 2008, as earnings declined throughout the region and most significantly in South Korea and Pakistan.  These earnings declines primarily reflect reduced sales volume attributable to the difficult economy and a government power rationing program in Pakistan, higher corn costs and weaker foreign currencies.   Currency translation attributable to weaker foreign currencies reduced operating income by approximately $4 million in the region.

Financing Costs-net.  Financing costs-net increased to $38 million in 2009 from $29 million in 2008.  The increase mainly reflects foreign currency transaction losses and a reduction in interest income, which more than offset a decrease in interest expense driven by lower interest rates.  Capitalized interest for 2009 was $7 million, as compared to $8 million in 2008.

Provision for Income Taxes.  Our effective income tax rate was 59.5 percent in 2009, as compared to 32.0 percent in 2008.  The increase primarily reflects the tax effect of our goodwill write-off and an increase to our valuation allowance in Korea in the second quarter of 2009.  Without the impact of the impairment and restructuring charges, our effective income tax rate for 2009 would have been approximately 35 percent.   See also Note 8 of the notes to the consolidated financial statements.

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests decreased to $6 million in 2009 from $8 million in 2008.  The decrease from 2008 mainly reflects the effect of lower earnings in Pakistan and China.

Comprehensive Income (Loss).  We recorded comprehensive income of $327 million, as compared with a comprehensive loss of $212 million in 2008.  The increase primarily reflects the effects of our corn and gas hedging contracts and favorable variances in the currency translation adjustment, which more than offset our lower net income.  The favorable variances in the currency translation adjustment reflect a strengthening in end of period 2009 foreign currencies relative to the US dollar, as compared to 2008 when end of period foreign currencies had weakened. Stronger end of period currencies in Brazil, Canada, Colombia and South Korea accounted for most of the favorable translation variance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, our total assets were $5.07 billion, up from $2.95 billion at December 31, 2009.  This increase primarily reflects the National Starch acquisition.  Unrealized gains on commodity hedging contracts, higher trade receivables driven by sales growth, increased inventories and translation effects associated with stronger end of period foreign currencies relative to the US dollar also contributed to the increase in total assets.   Total equity increased to $2.00 billion at December 31, 2010 from $1.70 billion at December 31, 2009, primarily reflecting our net income for

2010 and a decrease in the accumulated other comprehensive loss due to favorable foreign currency translation and deferred gains on our commodity hedging contracts.

On September 2, 2010, we entered into a new three-year, senior unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”).  This new credit facility replaced our previously existing $500 million senior unsecured revolving credit facility.  We paid fees of approximately $8 million relating to the new credit facility, which are being amortized to interest expense over the three-year term of the facility.

Subject to certain terms and conditions, we may increase the amount of the revolving credit facility under the Revolving Credit Agreement by up to $250 million in the aggregate.  All committed pro rata borrowings under the revolving facility will bear interest at a variable annual rate based on the LIBOR or base rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin based on our leverage ratio (as reported in the financial statements delivered pursuant to the Revolving Credit Agreement).

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.  We must also comply with a leverage ratio and an interest coverage ratio covenant.  The occurrence of an event of default under the Revolving Credit Agreement could result in all loans and other obligations under the agreement being declared due and payable and the revolving credit facility being terminated.

At December 31, 2010, there were $275 million of borrowings outstanding under our revolving credit facility.  In addition, we have a number of short-term credit facilities consisting of operating lines of credit.  At December 31, 2010, we had total debt outstanding of $1.77 billion, compared to $544 million at December 31, 2009.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $350 million (principal amount) of 3.2 percent notes due 2015, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $88 million of consolidated subsidiary debt consisting of local country short-term borrowings.  Corn Products International, as the parent company, guarantees certain obligations of its consolidated subsidiaries.  At December 31, 2010, such guarantees aggregated $57 million.  Management believes that such consolidated subsidiaries will meet their financial obligations as they become due.

Historically, the principal source of our liquidity has been our internally generated cash flow, which we supplement as necessary with our ability to borrow on our bank lines and to raise funds in the capital markets.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $475 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 5.5 percent and 5.3 percent for 2010 and 2009, respectively.  The weighted average interest rate for 2010 excludes the $20 million of bridge loan fees charged to financing costs in 2010.

Net Cash Flows

A summary of operating cash flows is shown below:

(in millions)	2010	2009
Net income	$176	$47
Charge for fair value mark-up of acquired inventory	27	—
Bridge loan financing cost charge	20	—
Write-off of impaired assets	19	124
Depreciation and amortization	155	130
Deferred income taxes	(30)	—
Stock option expense	6	5
Changes in working capital	45	257
Other	(24)	23

Cash provided by operations	$394	$586

Cash provided by operations was $394 million in 2010, as compared with $586 million in 2009.  The decrease in operating cash flow primarily reflects a reduction in cash flow from working capital activities.  The decline in cash flow from working capital activities was driven principally by a $224 million year over year change in our margin accounts related to corn futures and option contracts.  To manage price risk related to corn purchases in North America, we use derivative instruments (corn futures and options contracts) to lock in our corn costs associated with firm-priced customer sales contracts.  We are unable to hedge price risk related to co-product sales.  As the market price of corn fluctuates, our derivative instruments change in value and we fund any unrealized losses or receive cash for any unrealized gains related to outstanding corn futures and option contracts.  Due to the substantial change in the market price of corn in 2008, we were required to fund significant losses associated with our derivative instruments, particularly during the second half of 2008.  As expected, these cash payments were recovered in 2009 when the related corn was used in our manufacturing process and we collected the proceeds from the sales of our products to our customers.  In 2010, margin account activity was lower reflecting less volatile commodity prices than in 2009/2008.  We plan to continue to use corn futures and option contracts to hedge the price risk associated with firm-priced customer sales contracts in our North American business and accordingly, we will be required to make or be entitled to receive, cash deposits for margin calls depending on the movement in the market price for corn.

Listed below is our primary investing and financing activities for 2010:

Sources (Uses)
of Cash
(in millions)
Acquisition of National Starch	$(1,354)
Capital expenditures	(159)
Proceeds from borrowings	1,289
Payments on debt	(77)
Dividends paid (including dividends of $3 to non-controlling interests)	(45)

In connection with the acquisition of National Starch, on September 17, 2010, we issued and sold $900 million aggregate principal amount of senior unsecured notes (the “Notes”) as follows:

		Premium	Selling
(in millions)	Principal	(Discount)	Price
3.2% notes due November 1, 2015	$350	$(1)	$349
4.625% notes due November 1, 2020	400	(1)	399
6.625% notes due April 15, 2037	150	8	158
	$900	$6	$906

We paid debt issuance costs of approximately $7 million relating to the Notes, which will be amortized to interest expense over the lives of the respective notes.  Additionally, the premium and discounts on the Notes will be amortized to interest expense over the lives of the respective notes.

Interest on the 3.2 percent notes and the 4.625 percent notes is required to be paid semi-annually on May 1st and November 1st, commencing May 1, 2011.  Interest on the 6.625 percent notes is required to be paid semi-annually on April 15th and October 15th, commencing October 15, 2010.

The Notes are redeemable, in whole at any time or in part from time to time, at our option.  See Note 6 of the notes to the consolidated financial statements for additional information regarding the Notes.

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

On November 17, 2010, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock.  The cash dividend was paid on January 25, 2011 to stockholders of record at the close of business on December 31, 2010.

We currently anticipate that capital expenditures for 2011 will be in the range of $280 million to $300 million.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

Hedging

We are exposed to market risk stemming from changes in commodity prices, foreign currency exchange rates and interest rates.  In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange traded derivatives or over-the-counter derivatives with investment grade counterparties.  Our hedging transactions may include but are not limited to a variety of derivative financial instruments such as commodity futures, options and swap contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  See Note 5 of the notes to the consolidated financial statements for additional information.

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At December 31, 2010, our accumulated other comprehensive loss account (“AOCI”) included $54 million of gains, net of tax of $32 million, related to these derivative instruments.  It is anticipated that approximately $53 million of these gains, net of tax, will be reclassified into earnings during the next twelve months.  We expect the gains to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  As of December 31, 2010, we had $41 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At December 31, 2010, we did not have any interest rate swaps or Treasury Lock agreements outstanding.

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

At December 31, 2010, our accumulated other comprehensive loss account included $14 million of losses (net of tax of $9 million) related to Treasury Lock agreements.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The table below summarizes our significant contractual obligations as of December 31, 2010.  Information included in the table is cross-referenced to the notes to the consolidated financial statements elsewhere in this report, as applicable.

		Payments due by period
(in millions)			Less			More
Contractual Obligations	Note reference	Total	than 1 year	2 — 3 years	4 — 5 years	than 5 years
Long-term debt	6	$1,675	$—	$275	$350	$1,050
Interest on long-term debt	6	883	76	151	139	517
Operating lease obligations	7	196	38	58	40	60
Pension and other postretirement obligations	9	537	29	59	61	388
Purchase obligations (a)		968	258	190	102	418

Total		$4,259	$401	$733	$692	$2,433

(a)   The purchase obligations relate principally to power supply agreements, including take or pay energy supply contracts, which help to provide us with an adequate power supply at certain of our facilities.

(b)   The above table does not reflect unrecognized income tax benefits of $29 million, the timing of which is uncertain. See Note 8 of the notes to the consolidated financial statements for additional information with respect to unrecognized income tax benefits.

On January 20, 2006, Corn Products Brazil (“CPO Brazil”) entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”). Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant.  This Agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement.  During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement.  The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement.  The price may vary based upon gas commodity cost and transportation costs, which are adjusted annually; the distribution margin which is set by the Brazilian Commission of Public Energy Services; and the fluctuation of exchange rates between the US dollar and the Brazilian real.  We estimate that the total minimum expenditures by CPO Brazil through the remaining term of the Agreement will be approximately $228 million based on current exchange rates as of December 31, 2010 and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement.  These amounts are included in the purchase obligations disclosed in the table above.  See also Note 10 of the notes to the consolidated financial statements for additional information.

We currently anticipate that in 2011 we will make cash contributions of $8 million and $11 million to our US and non-US pension plans, respectively.  See Note 9 of the notes to the consolidated financial statements for further information with respect to our pension and postretirement benefit plans.

Key Performance Metrics

We use certain key metrics to monitor our progress towards achieving our long-term strategic business objectives.  These metrics relate to our return on capital employed, our financial leverage, and our management of working capital, each of which is tracked on an ongoing basis.  We assess whether we are achieving an adequate return on invested capital by measuring our “Return on Capital Employed” (“ROCE”) against our cost of capital.  We monitor our financial leverage by regularly reviewing our ratio of debt to earnings before interest, taxes, depreciation and amortization (“Debt to Adjusted EBITDA”) and our “Debt to Capitalization” percentage to assure that we are properly financed.  We assess our level of working capital investment by evaluating our “Operating Working Capital as a percentage of Net Sales.”  We believe the use of these metrics enables us to better run our business and is useful to investors.

As previously mentioned, we acquired National Starch on October 1, 2010 for $1.354 billion in cash, most of which was provided by long-term financing.  Since our year-end 2010 consolidated income statement includes the operating results of National Starch for only three months, yet our consolidated balance sheet reflects the full amount of the new debt, certain of our metric calculations for 2010 are adversely impacted.

The metrics below include certain information (including Capital Employed, Adjusted Operating Income, Adjusted EBITDA, Adjusted Current Assets, Adjusted Current Liabilities and Operating Working Capital) that is not calculated in accordance with Generally Accepted Accounting Principles (“GAAP”).  Management uses non-GAAP financial measures internally for strategic decision making, forecasting future results and evaluating current performance.  By disclosing non-GAAP financial measures, management intends to provide a more meaningful, consistent comparison of our operating results and trends for the periods presented.  These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.  These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with generally accepted accounting principles.

Non-GAAP financial measures are not prepared in accordance with GAAP; therefore, the information is not necessarily comparable to other companies.  A reconciliation of non-GAAP historical financial measures to the most comparable GAAP measure is provided in the tables below.

Our calculations of these key metrics for 2010 with comparisons to the prior year are as follows:

Return on Capital Employed (dollars in millions)	2010	2009
Total equity *	$1,704	$1,406
Add:
Cumulative translation adjustment *	228	363
Redeemable common stock *	14	14
Share-based payments subject to redemption*	8	11
Total debt *	544	866
Less:
Cash and cash equivalents *	(175)	(107)
Capital employed * (a)	$2,323	$2,553

Operating income	$339	$153
Adjusted for:
Acquisition costs	35	—
Impairment and restructuring charges	25	125
Charge for fair value mark-up of acquired inventory	27	—
Adjusted operating income	$426	$278
Income taxes (at effective tax rates of 33.1% in 2010 and 34.6% in 2009)**	(141)	(96)
Adjusted operating income, net of tax (b)	$285	$182

Return on Capital Employed (b÷a)	12.3%	7.1%

*  Balance sheet amounts used in computing capital employed represent beginning of period balances.

** The effective income tax rate for 2010 and 2009 exclude the impacts of acquisition costs and impairment and restructuring charges.  Including these charges, the Company’s effective income tax rate for 2010 and 2009 were 36.1 percent and 59.5 percent, respectively.  Listed below is a schedule that reconciles our effective income tax rates under US GAAP to the adjusted income tax rates.

	Income before Income Taxes (a)		Provision for Income Taxes (b)		Effective Income Tax Rate (b÷a)
	2010	2009	2010	2009	2010	2009
As reported	$275	$115	$99	$68	36.1%	59.5%
Add back:
Acquisition costs	35	—	9	—
Impairment/restructuring charges	25	125	3	15
Adjusted-non-GAAP	$335	$240	$111	$83	33.1%	34.6%

Debt to Adjusted EBITDA ratio (dollars in millions)	2010	2009
Short-term debt	$88	$136
Long-term debt	1,681	408
Total debt (a)	$1,769	$544
Net income attributable to CPI	$169	$41
Add back:
Acquisition costs	35	—
Impairment and restructuring charges	25	125
Charge for fair value mark-up of acquired inventory	27	—
Net income attributable to non-controlling interest	7	6
Provision for income taxes	99	68
Interest expense, net of interest income of $6 and $1, respectively	62	32
Depreciation and amortization	155	130
Adjusted EBITDA (b)	$579	$402
Debt to Adjusted EBITDA ratio (a ÷ b)	3.1	1.3

Debt to Capitalization percentage (dollars in millions)	2010	2009
Short-term debt	$88	$136
Long-term debt	1,681	408
Total debt (a)	$1,769	$544
Deferred income tax liabilities	$249	$111
Redeemable common stock	—	14
Share-based payments subject to redemption	8	8
Total equity	2,002	1,704
Total capital	$2,259	$1,837
Total debt and capital (b)	$4,028	$2,381

Debt to Capitalization percentage (a÷b)	43.9%	22.8%

Operating Working Capital as a percentage of Net Sales (dollars in millions)	2010	2009

Current assets	$1,753	$1,045

Less: Cash and cash equivalents	(302)	(175)

Deferred income tax assets	(18)	(23)

Adjusted current assets	$1,433	$847

Current liabilities	$891	$565

Less: Short-term debt	(88)	(136)

Deferred income tax liabilities	(12)	(9)

Adjusted current liabilities	$791	$420

Operating working capital (a)	$642	$427

Net sales (b)	$4,367	$3,672

Operating Working Capital as a percentage of Net Sales (a ÷ b)	14.7%	11.6%

Commentary on Key Performance Metrics:

In accordance with our long-term objectives, we set certain goals relating to these key performance metrics that we strive to meet.  As previously mentioned, the timing of the National Starch acquisition adversely impacted certain of our metric calculations for 2010 as described below. Looking forward, as we benefit from a full year of results from the acquired operations, grow our business and reduce indebtedness, we believe that we can achieve our metric targets in the foreseeable future.  However, no assurance can be given that these goals will be attained and various factors could affect our ability to achieve not only these goals, but to also continue to meet our other performance metric targets.  See Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”  The objectives set out below reflect our current aspirations in light of our present plans and existing circumstances.  We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our shareholders.

Return on Capital Employed — Our long-term goal is to achieve a Return on Capital Employed in excess of 8.5 percent.  In determining this performance metric, the negative cumulative translation adjustment is added back to total equity to calculate returns based on the Company’s original investment costs.  Our ROCE for 2010 increased to 12.3 percent from 7.1 percent in 2009, principally driven by our operating income growth.  Additionally, a reduced capital employed base and a slightly lower effective income tax rate for 2010 contributed to the ROCE improvement.   The capital employed base used in our 2010 ROCE computation decreased $230 million from the prior year.  Our effective income tax rate for 2010, excluding the impact of acquisition costs and impairment and restructuring charges, was 33.1 percent, up from 34.6 percent in 2009.  Including acquisition-related costs, impairment and restructuring charges and our actual effective income tax rate, our ROCE for 2010 was 9.3 percent, as compared with 2.4 percent in 2009.

Debt to Adjusted EBITDA ratio — Our long-term objective is to maintain a ratio of debt to adjusted EBITDA of less than 2.25.  As a result of the debt we incurred to finance the acquisition of National Starch, this ratio rose to 3.1 at December 31, 2010, from 1.3 at December 31, 2009.  We expect to lower this ratio to a level consistent with our long-term objective as our earnings grow in 2011 and we reduce our indebtedness.

Debt to Capitalization percentage — Our long-term goal is to maintain a Debt to Capitalization percentage in the range of 32 to 35 percent.  At December 31, 2010, our Debt to Capitalization percentage was 43.9 percent, up from a very low 22.8 percent a year ago, primarily reflecting the debt we incurred to finance the acquisition of National Starch.  We are focused on lowering this ratio to our targeted range by growing our earnings and reducing indebtedness over time.

Operating Working Capital as a percentage of Net Sales — Our long-term goal is to maintain operating working capital in a range of 8 to 10 percent of our net sales.  At December 31, 2010, the metric was 14.7 percent, up from the 11.6 percent of a year ago, primarily reflecting the impact of the National Starch acquisition.  Because our net sales include only three months of sales from the acquired operations (as opposed to a full year), this metric is higher than it would have otherwise been.  The increase in the metric also reflects higher working capital at our historical operations that more than offset the impact of our organic sales growth.  We will continue to focus on managing our working capital in 2011.

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

Long-lived Assets

We have substantial investments in property, plant and equipment and goodwill.  For property, plant and equipment, we recognize the cost of depreciable assets in operations over the estimated useful life of the assets, and we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  For goodwill we perform an annual impairment assessment (or more frequently if impairment indicators arise).  We have chosen to perform this annual impairment assessment in September of each year.  An impairment loss could be recognized in operating earnings if the fair value of goodwill or property, plant and equipment is less than its carrying amount.  For long-lived assets, we test for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

Due to a devastating earthquake, in February 2010, our plant in Llay-Llay, Chile suffered significant damage.  In the second quarter of 2010, we determined that the carrying amount of a significant portion of the plant and equipment exceeded its fair value and therefore these assets were impaired.  As a result, we recorded a $24 million charge for impaired assets and other related costs.  We also wrote off $119 million of goodwill related to our South Korean operations in the second quarter of 2009.

As we integrate National Starch, we will address whether there is a need to consolidate manufacturing facilities or redeploy assets to areas where we can expect to achieve a higher return on our investment.  This review may result in the closing or selling of certain of our 37 manufacturing facilities.  The closing or selling of any of the facilities could have a significant negative impact on the results of operations in the year that the closing or selling of a facility occurs.

Even though it was determined that there was no additional long-lived asset impairment as of December 31, 2010, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of December 31, 2011.

Income Taxes:

We use the asset and liability method of accounting for income taxes.  This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance when deferred tax assets are not more likely than not to be realized.  We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination.  Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.  At December 31, 2010, the Company maintained a valuation allowance of $29 million against certain foreign tax credits and foreign net operating losses that management has determined will more likely than not expire prior to realization.  The valuation allowance at December 31, 2010, with respect to foreign tax credit carry-forwards, decreased to $4 million from $15 million at December 31, 2009.  The valuation allowance with respect to foreign net operating losses increased to $25 million at December 31, 2010 from $20 million at December 31, 2009.

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

Retirement Benefits:

We sponsor non-contributory defined benefit plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries.  We also provide healthcare and life insurance benefits for retired employees in the United States and Canada.  The net periodic pension and postretirement benefit cost was $18 million in

2010 and $16 million in 2009.  The Company estimates that net periodic pension and postretirement benefit expense for 2011 will include approximately $6 million relating to the amortization of its accumulated actuarial loss and prior service cost included in accumulated other comprehensive loss at December 31, 2010.  In order to measure the expense and obligations associated with these retirement benefits, our management must make a variety of estimates and assumptions, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these obligations, rate of compensation increase, employee turnover rates, retirement rates, mortality rates, and other factors.  These estimates and assumptions are based on our historical experience, along with our knowledge and understanding of current facts, trends and circumstances.  We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans.  Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material.  Additionally, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on future pension expense and cash flow.  See also Note 9 of the notes to the consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts to modify Step 1 of the goodwill impairment test for reporting units having a carrying value of zero or less.  The Update requires an entity having such a reporting unit to assess whether it is more likely than not that the reporting units’ goodwill is impaired.  If the entity determines that it is more likely than not that the goodwill of such a reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for that reporting unit.  Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.  Any goodwill impairments occurring after the initial adoption of the guidance in this Update should be included in earnings.  The Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of the guidance contained in this Update is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations to address diversity in practice regarding the presentation of pro forma revenue and earnings disclosures pertaining to business combinations.  The Update requires that entities present combined pro forma disclosures for business combinations consummated in the current year, as if the business combination occurred at the beginning of the comparable prior annual reporting period. Additionally, the Update requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The implementation of the guidance in this Update affects future disclosures only, and will not impact on our consolidated financial position, results of operation, or cash flows.

Forward Looking Statements

This Form 10-K contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; boiler reliability; our ability to effectively integrate and operate acquired businesses, including National Starch; labor disputes; genetic and biotechnology issues; changing consumption preferences and trends; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see Item 1A-Risk Factors above and subsequent reports on Forms 10-Q and 8-K.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure. Approximately 79 percent of our borrowings at December 31, 2010 are fixed rate bonds and loans.  Interest on the remaining 21 percent of our borrowings is subject to change based on changes in short-term rates, which could affect our interest costs.  See also Note 6 of the notes to the consolidated financial statements entitled “Financing Arrangements” for further information.  A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2010 would have increased our interest expense and reduced our pretax income for 2010 by approximately $2 million.

At December 31, 2010 and 2009, the carrying and fair values of long-term debt were as follows:

	2010		2009
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes, due November 1, 2020	$399	$393	$—	$—
3.2% senior notes, due November 1, 2015	349	351	—	—
6.625% senior notes, due April 15, 2037	258	262	99	94
6.0% senior notes, due April 15, 2017	200	214	200	204
5.62% senior notes due March 25, 2020	200	212	—	—
US revolving credit facility, due September 2, 2013	275	275	—	—
US revolving credit facility, replaced September, 2010	—	—	109	109
Total long-term debt	$1,681	$1,707	$408	$407

In conjunction with a plan to issue the 5.62 percent Senior Series A Notes and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the Senior Series A Notes would be based, we had previously entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of these borrowings.  The T-Lock was designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt was priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and we paid approximately $6 million, representing the losses on the T-Lock, to settle the agreement.  The losses are included in the accumulated other comprehensive loss account (“AOCI”) in the equity section of our balance sheet and are being amortized to financing costs over the ten-year term of the Senior Series A Notes.

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

Our commodity price hedging instruments generally relate to contracted firm-priced business.  Based on our overall commodity hedge exposure at December 31, 2010, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive income of approximately $41 million, net of income tax benefit.  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currencies.  Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We selectively use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk.  Based on our overall foreign currency transactional exposure at December 31, 2010, a hypothetical 10 percent decline in the value of the USD would have resulted in a transactional foreign exchange loss of approximately $8 million.  At December 31, 2010, our accumulated other comprehensive loss account included in the equity section of our consolidated balance sheet includes a cumulative translation loss of $180 million.  The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.5 billion at December 31, 2010.  A hypothetical 10 percent decline in the value of the US dollar relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to other comprehensive income of approximately $166 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Corn Products International, Inc.:

We have audited the accompanying consolidated balance sheets of Corn Products International, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corn Products International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The scope of management’s assessment of internal control over financial reporting as of December 31, 2010 includes all of the subsidiaries of Corn Products International, Inc., except for National Starch, which was acquired on October 1, 2010.  The consolidated net sales of Corn Products International, Inc. and subsidiaries for the year ended December 31, 2010 were $4.37 billion of which National Starch represented $351 million.  The consolidated total assets of Corn Products International, Inc. and subsidiaries as of December 31, 2010 were $5.07 billion of which National Starch represented $1.95 billion.  Our audit of internal control over financial reporting of Corn Products International, Inc. also excluded an evaluation of the internal control over financial reporting of National Starch.

/s/ KPMG LLP

Chicago, Illinois

February 28, 2011

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Income

Years Ended December 31,
(in millions, except per share amounts)	2010	2009	2008
Net sales before shipping and handling costs	$4,632	$3,890	$4,197
Less — shipping and handling costs	265	218	253
Net sales	4,367	3,672	3,944
Cost of sales	3,643	3,152	3,239

Gross profit	724	520	705

Selling, general and administrative expenses	370	247	275
Other (income)-net	(10)	(5)	(4)
Impairment/restructuring charges	25	125	—
	385	367	271

Operating income	339	153	434

Financing costs-net	64	38	29

Income before income taxes	275	115	405
Provision for income taxes	99	68	130
Net income	176	47	275
Less: Net income attributable to non-controlling interests	7	6	8
Net income attributable to CPI	$169	$41	$267

Weighted average common shares outstanding:
Basic	75.6	74.9	74.5
Diluted	76.8	75.5	75.9

Earnings per common share of CPI:
Basic	$2.24	$0.55	$3.59
Diluted	2.20	0.54	3.52

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Balance Sheets

As of December 31,
(in millions, except share and per share amounts)	2010	2009

Assets
Current assets
Cash and cash equivalents	$302	$175
Accounts receivable — net	735	440
Inventories	678	394
Prepaid expenses	20	13
Deferred income tax assets	18	23
Total current assets	1,753	1,045
Property, plant and equipment, at cost
Land	163	125
Buildings	593	461
Machinery and equipment	3,809	3,272
	4,565	3,858
Less: accumulated depreciation	(2,442)	(2,294)
	2,123	1,564
Goodwill (less accumulated amortization of $11 and $11, respectively)	635	238
Other intangible assets (less accumulated amortization of $6 and $2, respectively)	364	7
Deferred income tax assets	71	3
Investments	12	10
Other assets	113	85
Total assets	$5,071	$2,952

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$88	$136
Deferred income taxes	12	9
Accounts payable	535	319
Accrued liabilities	256	101
Total current liabilities	891	565

Non-current liabilities	240	142
Long-term debt	1,681	408
Deferred income taxes	249	111
Redeemable common stock (500,000 shares issued and outstanding at December 31, 2009) stated at redemption value	—	14
Share-based payments subject to redemption	8	8

CPI stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 76,034,780 and 74,819,774 issued at December 31, 2010 and 2009, respectively	1	1
Additional paid-in capital	1,120	1,082
Less: Treasury stock (common stock; 11,529 and 433,596 shares at December 31, 2010 and 2009, respectively) at cost	(1)	(13)
Accumulated other comprehensive loss	(190)	(308)
Retained earnings	1,046	919
Total CPI stockholders’ equity	1,976	1,681
Non-controlling interests	26	23
Total equity	2,002	1,704
Total liabilities and equity	$5,071	$2,952

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31,
(in millions)	2010	2009	2008
Net income	$176	$47	$275
Other comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $12, $28 and $77, respectively	20	(45)	(127)
Reclassification adjustment for losses (gains) on cash flow hedges included in net income, net of income tax effect of $34, $117 and $63, respectively	54	199	(105)
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax	(7)	(5)	(15)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax	3	2	2
Unrealized loss on investment, net of income tax	—	—	(3)
Currency translation adjustment	48	135	(231)
Comprehensive income (loss)	$294	$333	$(204)
Less: Comprehensive income attributable to non-controlling interests	7	6	8
Comprehensive income (loss) attributable to CPI	$287	$327	$(212)

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Equity and Redeemable Equity

	Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Redeemable Common Stock	Share-based Payments Subject to Redemption
Balance, December 31, 2007	$1	$1, 082	$(57)	$(115)	$694	$21	$19	$9
Net income attributable to CPI					267
Net income attributable to non-controlling interests						8
Dividends declared					(40)	(4)
Losses on cash flow hedges, net of income tax effect of $77				(127)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $63				(105)
Unrealized loss on investment, net of income tax				(3)
Repurchases of common stock			(1)
Issuance of common stock on exercise of stock options		(9)	20
Stock option expense		5
Other share-based compensation		(2)	9					2
Excess tax benefit on share-based compensation		5
Change in fair value of redeemable common stock		5					(5)
Currency translation adjustment				(231)
Actuarial loss on postretirement obligations, net of income tax				(15)
Losses related to postretirement obligations reclassified to earnings, net of income tax				2
Effects of changing pension plan measurement date and related impact on service cost, interest cost and expected return on plan assets for October 1 — December 31, 2007, net of income tax					(1)
Other						(3)
Balance, December 31, 2008	$1	$1, 086	$(29)	$(594)	$920	$22	$14	$11
Net income attributable to CPI					41
Net income attributable to non-controlling interests						6
Dividends declared					(42)	(3)
Losses on cash flow hedges, net of income tax effect of $28				(45)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $117				199
Repurchases of common stock			(3)
Issuance of common stock on exercise of stock options		(7)	11
Stock option expense		5
Other share-based compensation		(1)	8					(3)
Excess tax benefit on share-based compensation		1
Currency translation adjustment				135
Purchase of non-controlling interests		(2)				(1)
Actuarial loss on postretirement obligations, settlements and plan amendments, net of income tax				(5)
Losses related to postretirement obligations reclassified to earnings, net of income tax				2
Other						(1)
Balance, December 31, 2009	$1	$1, 082	$(13)	$(308)	$919	$23	$14	$8
Net income attributable to CPI					169
Net income attributable to non-controlling interests						7
Dividends declared					(42)	(3)
Gains on cash flow hedges, net of income tax effect of $12				20
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $34				54
Repurchases of common stock			(5)
Issuance of common stock on exercise of stock options		5	17
Stock option expense		6
Other share-based compensation		7
Excess tax benefit on share-based compensation		6
Currency translation adjustment				48
Expiration of put option		14					(14)
Actuarial loss on postretirement obligations, settlements and plan amendments, net of income tax				(7)
Losses related to postretirement obligations reclassified to earnings, net of income tax				3
Other						(1)
Balance, December 31, 2010	$1	$1, 120	$(1)	$(190)	$1,046	$26	$—	$8

See notes to the consolidated financial statements

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31, (in millions)	2010	2009	2008
Cash provided by (used for) operating activities:
Net income	$176	$47	$275
Non-cash charges (credits) to net income:
Charge for fair value mark-up of acquired inventory	27	—	—
Bridge loan financing cost charge	20	—	—
Write-off of impaired assets	19	124	—
Depreciation and amortization	155	130	128
Deferred income taxes	(30)	—	12
Stock option expense	6	5	5
Foreign currency transaction losses (gains)	2	6	(9)
Changes in working capital:
Accounts receivable and prepaid expenses	(45)	(3)	(43)
Inventories	(51)	82	(91)
Accounts payable and accrued liabilities	123	(64)	(29)
Decrease (increase) in margin accounts	18	242	(295)
Deposit with tax authority	—	—	(13)
Other	(26)	17	(19)
Cash provided by (used for) operating activities	394	586	(79)

Cash provided by (used for) investing activities:
Capital expenditures	(159)	(146)	(228)
Proceeds from disposal of plants and properties	3	5	9
Payments for acquisitions, net of cash acquired of $82 in 2010	(1,272)	(4)	—
Cash used for investing activities	(1,428)	(145)	(219)

Cash provided by (used for) financing activities:
Payments on debt	(77)	(340)	(56)
Proceeds from borrowings	1,289	8	313
Bridge loan financing costs	(20)	—	—
Debt issuance costs	(15)	—	—
Dividends paid (including to non-controlling interests)	(45)	(45)	(42)
Repurchases of common stock	(5)	(3)	(1)
Issuance of common stock	22	4	11
Excess tax benefit on share-based compensation	6	1	5
Cash provided by (used for) financing activities	1,155	(375)	230

Effects of foreign exchange rate changes on cash	6	2	—

Increase (decrease) in cash and cash equivalents	127	68	(68)

Cash and cash equivalents, beginning of period	175	107	175

Cash and cash equivalents, end of period	$302	$175	$107

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- Description of the Business

Corn Products International, Inc. (“CPI” or “the Company”) was founded in 1906 and became an independent and public company as of December 31, 1997.  The Company operates domestically and internationally in one business segment, the production and sale of starches and sweeteners derived from wet milling and processing of corn and other starch-based materials, for a wide range of industries.

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

Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in equity as a component of accumulated other comprehensive income (loss).  Income statement accounts are translated at the average exchange rate during the period.  Where the US dollar is considered the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates.  The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency.  For 2010, 2009 and 2008, the Company incurred foreign currency transaction gains (losses) of ($2 million), ($6 million) and $9 million, respectively.  The Company’s accumulated other comprehensive loss included in equity on the Consolidated Balance Sheets includes cumulative translation loss adjustments of $180 million and $228 million at December 31, 2010 and 2009, respectively.

Cash and cash equivalents — Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.

Inventories — Inventories are stated at the lower of cost or net realizable value.  Costs are determined using the first-in, first-out (FIFO) method.

Investments — Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method and are carried at cost or less.  The Company’s wholly-owned Canadian subsidiary has an investment that is accounted for under the cost method.  The carrying value of this investment was $6 million at December 31, 2010 and 2009.  Investments that enable the Company to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost or less, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received.  The Company did not have any investments accounted for under the equity method at December 31, 2010 or 2009.  The Company also has equity interests in the CME Group Inc. and in Smurfit-Stone Container Corporation, which it classifies as available for sale securities.  These investments are carried at fair value with unrealized gains and losses recorded to other comprehensive income.  The Company would recognize a loss on its investments when there is a loss in value of an investment that is other than temporary.

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

Goodwill and other intangible assets — Goodwill ($635 million and $238 million at December 31, 2010 and 2009, respectively) represents the excess of cost over fair value of net assets acquired.  The Company also has other intangible assets ($364 million at December 31, 2010 and $7 million at December 31, 2009, respectively). The carrying amount of goodwill and other intangible assets by geographic segment as of December 31, 2010 and 2009 was as follows:

	At December 31,
(in millions)	2010	2009

North America	$558	$137
South America	104	94
Asia/Africa	177	14
Europe	160	—
Total	$999	$245

The Company assesses goodwill for impairment annually (or more frequently if impairment indicators arise).  The Company has chosen to perform this annual impairment assessment in September of each year.  The Company has completed the required impairment assessments and determined there to be no goodwill impairment for 2010.  In 2009, the Company wrote off $119 million of goodwill pertaining to its South Korean operations.  See Note 4 for additional information regarding this impairment charge.

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

Hedging instruments — The Company uses derivative financial instruments principally to offset exposure to market risks arising from changes in commodity prices, foreign currency exchange rates and interest rates.  Derivative financial instruments used by the Company consist of commodity futures and option contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  The Company enters into futures and option contracts, which are designated as hedges of specific volumes of commodities (corn and natural gas) that will be purchased and processed in a future month.  These derivative financial instruments are recognized in the Consolidated Balance Sheets at fair value.  The Company has also, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed rate debt to a variable interest rate and, on certain variable rate debt, to a fixed interest rate.  The Company periodically enters into treasury lock agreements to lock the benchmark rate for an anticipated fixed rate borrowing.  See also Note 5 and Note 6 of the notes to the consolidated financial statements for additional information.

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

Changes in the fair value of floating-to-fixed interest rate swaps, treasury locks or commodity futures and option contracts that are highly effective and that are designated and qualify as cash-flow hedges are recorded in other comprehensive income, net of applicable income taxes.  Realized gains and losses associated with changes in the fair value of interest rate swaps and treasury locks are reclassified from accumulated other comprehensive income (“AOCI”) to the Consolidated Statement of Income over the life of the underlying debt.  Gains and losses on commodity hedging contracts are reclassified from AOCI to the Consolidated Statement of Income when the finished goods produced using the hedged item are sold.  The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk is 24 months.   Changes in the fair value of a fixed-to-floating interest rate swap agreement that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged debt obligation, are recorded in earnings.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a cash-flow hedge or a fair-value hedge is reported in earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows or fair value of the hedged item, the derivative expires or is sold, terminated or exercised, the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative on the Consolidated Balance Sheet at its fair value, and gains and losses that were included in AOCI are recognized in earnings.

Stock-based compensation — The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees.  Compensation expense is recognized in the Consolidated Statement of Income for the Company’s stock-based employee compensation plan.  The plan is more fully described in Note 12.

Earnings per common share — Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding (including redeemable common stock for years prior to 2010), which totaled 75.6 million for 2010, 74.9 million for 2009 and 74.5 million for 2008.  Diluted earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options and other shares associated with long-term incentive compensation plans.  The weighted average number of shares outstanding for diluted EPS calculations was 76.8 million, 75.5 million and 75.9 million for 2010, 2009 and 2008, respectively.  In 2010, 2009 and 2008, options to purchase approximately 1.4 million, 2.3 million and 1.3 million shares of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.

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

Recently adopted accounting standards — Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and it is not intended to change or alter previously existing US GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all previously existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, the FASB now issues Accounting Standards Updates (“ASUs”).  The FASB does not consider ASUs as authoritative in their own right.  ASUs serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions with respect to the change or changes to the Codification.  The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued guidance intended to improve transparency in financial reporting by requiring additional disclosures with respect to derivative instruments and hedging activities, with particular emphasis as to the effects that such items have on the financial position, results of operations, and cash flows of an entity.  The requisite disclosures are provided in Note 5 of the notes to the consolidated financial statements.

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

In December 2008, the FASB amended the disclosure requirements for employer’s disclosure of plan assets for defined benefit pension and other postretirement plans.  The objective of the additional disclosure requirements is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the Company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  The additional requisite disclosures are provided in Note 9 of the notes to the consolidated financial statements.

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

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures — Investments in Certain Entities That Calculate Net Asset Value per Share.  ASU 2009-12 allows, as a practical expedient, companies that have investments that are within the scope of this ASU to use net asset value per share of the investment as a fair value measurement without further adjustment.  The Company adopted this standard, which applies to certain benefit plan assets, in 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — Acquisitions

On October 1, 2010, Company completed its acquisition of National Starch, a global provider of specialty starches, from Akzo Nobel N.V., a global coatings and specialty chemicals company, headquartered in The Netherlands.  The Company acquired 100 percent of National Starch through asset purchases in certain countries and stock purchases in certain countries.  The purchase price was $1.354 billion in cash, subject to certain post-closing adjustments and other finalizations to the valuation.  The funding of the purchase price was provided principally from borrowings.  See Note 6 for information regarding the Company’s borrowing activity.  The Company incurred $35 million of acquisition costs and a $20 million charge for bridge loan financing costs related to the acquisition in 2010.  The results of National Starch are included in the Company’s consolidated results from October 1, 2010 forward.

The acquisition positions the Company with a broader portfolio of products, enhanced geographic reach, and the ability to offer customers a broad range of value-added ingredient solutions for a variety of their evolving needs.   National Starch had sales of $1.2 billion in 2009 and provides the Company with, among other things, 11 additional manufacturing facilities in 8 countries, across 5 continents.  The acquisition also provides additional sales and technical offices around the world.  With the acquisition, the Company now employs approximately 10,700 people in North America, South America, Asia/Africa and Europe.  It operates 37 manufacturing facilities in 15 countries; has sales offices in 29 countries, and has research and ingredient development centers in key global markets.

The allocation of the preliminary purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on their fair values as of October 1, 2010, is provided below.  Goodwill represents the amount by which the purchase price exceeds the fair value of the net assets acquired. It is estimated that approximately 15 percent of the goodwill associated with this acquisition is deductible for tax purposes.

(in millions)
Working capital	$219
Property, plant and equipment	549
Other assets	119
Intangible assets	359
Goodwill	392
Non-current liabilities assumed	(284)

Total preliminary purchase price	$1,354

National Starch Results of Operations:

Following is financial information for the National Starch operations included in the Company’s results since October 1, 2010.

(in millions)	October 1, 2010 through December 31, 2010
Net sales	$351
Net income attributable to National Starch	8

Included in the results from the acquired National Starch business was a one-time increase in cost of sales of $27 million relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules.

Pro forma financial information:

Selected unaudited pro forma results of operations for the years ended December 31, 2010 and 2009, assuming the National Starch acquisition occurred as of January 1, 2009, are presented below:

(in millions, except per share)	2010	2009
Net sales	$5,323	$4,897
Net income attributable to CPI	283	61
Pro forma earnings per common share of CPI:
Basic	$3.74	$0.81
Diluted	$3.68	$0.81

For the nine months ended September 30, 2010 and for the year ended December 31, 2009, the National Starch financial statements excluded the effects of financing and taxes since Akzo Nobel, its previous parent company, used a centralized approach for cash management and to finance its global operations, as well as to manage its global tax position.  A 33 percent tax rate was used to tax effect pro forma adjustments.

The Company made other acquisitions during the last three years, none of which, either individually or in the aggregate, were material.

All of the Company’s acquisitions were accounted for under the purchase method.

NOTE 4 — Asset Impairment and Restructuring Charges

On February 27, 2010, a devastating earthquake occurred off the coast of Chile.  The Company’s plant in Llay-Llay, Chile suffered damage, including damage to the waste-water treatment facility, corn silos, water tanks and warehousing.  There was also structural damage to the buildings.  A structural engineering study was completed during the quarter ended June 30, 2010.  Based on the results of the study and other factors, the Company determined that the carrying amount of a significant portion of the plant and equipment exceeded its fair value and therefore, these assets were impaired.  As a result, the Company recorded a $24 million charge for impaired assets and employee severance and related benefit costs associated with the termination of employees in Chile in its 2010 Statement of Income.  As of December 31, 2010, the employee terminations were completed and the restructuring accrual was fully utilized. Shipments to customers in Chile are being fulfilled from the Company’s plants in Argentina, Brazil and Mexico.

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

NOTE 5 — Financial Instruments, Derivatives and Hedging Activities

The Company is exposed to market risk stemming from changes in commodity prices (corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange traded derivatives or over-the-counter derivatives with investment grade counterparties.  Derivative financial instruments currently used by the Company consist of commodity futures, options and swap contracts, and forward currency contracts and options.

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

To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas is used or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash flow hedges are not significant.

At December 31, 2010, the Company’s AOCI account included $54 million of gains, net of tax of $32 million, pertaining to commodities related derivative instruments that hedge the anticipated cash flows from future transactions, most of which are expected to be recognized in earnings within the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory that includes previously hedged purchases of corn and the usage of hedged natural gas.  Cash flow hedges discontinued during 2010 were not material.

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

Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company periodically enters into T-Locks to fix the benchmark component of the interest rate to be established for certain planned fixed-rate debt issuances (see also Note 6).  The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges.  Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt.  The net gain or loss recognized in earnings during 2010, 2009 and 2008, representing the amount of the Company’s hedges’ ineffectiveness, was not significant.  The Company has also, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed-rate debt to a variable rate.  These swaps called for the Company to receive interest at a fixed rate and to pay interest at a variable rate, thereby creating the equivalent of variable-rate debt.  The Company designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized in earnings.  The Company did not have any Treasury Lock or interest rate swap agreements outstanding at December 31, 2010 or 2009.

On March 25, 2010, the Company issued $200 million of 5.62 percent Senior Series A Notes due March 25, 2020 (the “Series A Notes”).  See Note 6 for additional information regarding the Series A Notes.  In conjunction with a plan to issue the Series A Notes and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of these notes would be based, the Company had previously entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of these borrowings.  The T-Lock was designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered and the time the debt was priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and the Company paid approximately $6 million, representing the losses on the T-Lock, to settle the agreement.  The losses are included in AOCI and are being amortized to financing costs over the ten-year term of the Series A Notes.

In connection with the acquisition of National Starch, on September 17, 2010, the Company issued and sold $900 million aggregate principal amount of senior unsecured notes (the “Notes”).  The Notes consist of $350 million aggregate principal amount of 3.2 percent notes due November 1, 2015 (the “2015 Notes”), $400 million aggregate principal amount of 4.625 percent notes due November 1, 2020 (the “2020 Notes”), and $150 million aggregate principal amount of 6.625 percent notes due April 15, 2037.  See Note 6 for additional information regarding the Notes.  In conjunction with a plan to issue these long-term fixed-rate Notes and in order to manage its exposure to variability in the benchmark interest rates on which the fixed interest rates of the Notes would be based, the Company entered into T-Lock agreements with respect to $300 million of the 2015 Notes and $300 million of the 2020 Notes (the “T-Locks”).  The T-Locks were designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Locks were entered and the time the debt was priced.  The T-Locks are accounted for as cash flow hedges.  The T-Locks were terminated on September 15, 2010 and the Company paid approximately $15 million, representing the losses on the T-Locks, to settle the agreements.  The losses are included in AOCI and are being amortized to financing costs over the terms of the 2015 and 2020 Notes.

At December 31, 2010, the Company’s AOCI account included $14 million of losses (net of tax of $9 million) related to Treasury Lock agreements.  Cash flow hedges discontinued during 2010 were not material.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of December 31, 2010, the Company had $41 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.

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

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At December 31, 2010	At December 31, 2009	Balance Sheet Location	At December 31, 2010	At December 31, 2009

Commodity contracts	Accounts receivable-net	$65	$26	Accounts payable and accrued liabilities	$4	$18

Total		$65	$26		$4	$18

At December 31, 2010, the Company had outstanding futures and option contracts that hedge approximately 100 million bushels of forecasted corn purchases.  Also at December 31, 2010, the Company had outstanding swap and option contracts that hedge approximately 11 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Losses Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31, 2010	Year Ended December 31, 2009	Losses Reclassified from AOCI into Income	Year Ended December 31, 2010	Year Ended December 31, 2009
Commodity contracts	$47	$(77)	Cost of sales	$87	$315
Interest rate contracts	(15)	4	Financing costs, net	1	1
Total	$32	$(73)		$88	$316

At December 31, 2010, the Company’s AOCI account included approximately $53 million of gains on commodity hedging contracts, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the gains to be offset by changes in the underlying commodities cost.  Additionally, at December 31, 2010, the Company’s AOCI account included approximately $2 million of losses on Treasury Lock agreements, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of December 31, 2010				As of December 31, 2009
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$6	$6	$—	$—	$3	$3	$—	$—
Derivative assets	65	64	1	—	26	26	—	—
Derivative liabilities	4	—	4	—	18	2	16	—
Long-term debt	1,707	—	1,707	—	407	—	407	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  Presented below are the carrying amounts and the fair values of the Company’s long-term debt at December 31, 2010 and 2009.

	2010		2009
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes, due November 1, 2020	$399	$393	$—	$—
3.2% senior notes, due November 1, 2015	349	351	—	—
6.625% senior notes, due April 15, 2037	258	262	99	94
6.0% senior notes, due April 15, 2017	200	214	200	204
5.62% senior notes due March 25, 2020	200	212	—	—
US revolving credit facility, due September 2, 2013	275	275	—	—
US revolving credit facility, replaced September, 2010	—	—	109	109
Total long-term debt	$1,681	$1,707	$408	$407

NOTE 6 — Financing Arrangements

The Company had total debt outstanding of $1.77 billion and $544 million at December 31, 2010 and 2009, respectively. Short-term borrowings at December 31, 2010 and 2009 consist primarily of amounts outstanding under various unsecured local country operating lines of credit.

Short-term borrowings consist of the following at December 31:

(in millions)	2010	2009
Borrowings in various currencies (at rates ranging from 1% to 15% for 2010 and 1% to 11% for 2009)	$88	$136
Current maturities of long-term debt	—	—
Total short-term borrowings	$88	$136

On March 25, 2010, the Company entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential Investment Management, Inc. providing for the issuance of senior promissory notes in an aggregate principal amount of $200 million.

On March 25, 2010, pursuant to the Shelf Agreement, the Company issued 5.62 percent Senior Series A Notes due March 25, 2020 in an aggregate principal amount of $200 million (the “Series A Notes”).  The Series A Notes rank equally with the Company’s other senior unsecured debt.  Interest on the Series A Notes is required to be paid semi-annually on March 25th and September 25th, beginning in September 2010.  The Series A Notes are subject to optional prepayment by the Company at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  Proceeds from the sale of the Series A Notes have been used for general corporate purposes.

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

On September 2, 2010, the Company entered into a new three-year, senior unsecured $1 billion revolving credit facility.  The new credit facility replaced the Company’s previously existing $500 million senior unsecured revolving credit facility.  The Company paid fees of approximately $8 million relating to the new credit facility, which are being amortized to interest expense over the three-year term of the facility.  The Company had $275 million of borrowings outstanding under the revolving credit facility at December 31, 2010.

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

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.  The Company must also comply with a leverage ratio and an interest coverage ratio covenant.  The occurrence of an event of default under the Revolving Credit Agreement could result in all loans and other obligations under the agreement being declared due and payable and the revolving credit facility being terminated.

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

The Company paid debt issuance costs of approximately $7 million relating to the Notes, which are being amortized to interest expense over the lives of the respective notes.  Additionally, the premium and discounts on the Notes will be amortized to interest expense over the lives of the respective notes.

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

Long-term debt consists of the following at December 31:

(in millions)	2010	2009
4.625% senior notes, due November 1, 2020, net of discount of $1	$399	$—
3.2% senior notes, due November 1, 2015, net of discount of $1	349	—
6.625% senior notes, due April 15, 2037, net of prem. of $8 and disc. of $1, respectively	258	99
6.0% senior notes, due April 15, 2017	200	200
5.62% senior notes due March 25, 2020	200
US revolving credit facility, due September 2, 2013 (at LIBOR indexed floating rate)	275	—
US revolving credit facility, replaced Sept. 2, 2010 (at LIBOR indexed floating rate)	—	109
Total	$1,681	$408
Less: current maturities	—	—
Long-term debt	$1,681	$408

The Company’s long-term debt matures as follows: $275 million in 2013, $350 million in 2015, $200 million in 2017, $600 million in 2020 and $250 million in 2037.

Corn Products International, Inc. guarantees certain obligations of its consolidated subsidiaries, which aggregated $57 million and $21 million at December 31, 2010 and 2009, respectively.

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

In conjunction with a plan to issue the $350 million aggregate principal amount of 3.2 percent senior notes due November 1, 2015 (the “2015 Notes”) and the $400 million aggregate principal amount of 4.625 percent senior notes due November 1, 2020 (the “2020 Notes”) and in order to manage its exposure to variability in the benchmark interest rates on which the fixed interest rates of these notes would be based, the Company entered into T-Lock agreements with respect to $300 million of the 2015 Notes and $300 million of the 2020 Notes (the “T-Locks”).  The T-Locks were designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Locks were entered and the time the debt was priced.  The T-Locks are accounted for as cash flow hedges.  The T-Locks were terminated on September 15, 2010 and the Company paid approximately $15 million, representing the losses on the T-Locks, to settle the agreements.  The losses are included in AOCI and are being amortized to financing costs over the terms of the 2015 and 2020 Notes.

NOTE 7 - Leases

The Company leases rail cars, certain machinery and equipment, and office space under various operating leases.  Rental expense under operating leases was $33 million, $29 million and $30 million in 2010, 2009 and 2008, respectively.  Minimum lease payments due on leases existing at December 31, 2010 are shown below:

(in millions)
Year	Minimum Lease Payments
2011	$38
2012	32
2013	26
2014	21
2015	19
Balance thereafter	60

NOTE 8 - Income Taxes

The components of income before income taxes and the provision for income taxes are shown below:

(in millions)	2010	2009	2008
Income (loss) before income taxes:
United States	$(26)	$25	$70
Foreign	301	90	335
Total	$275	$115	$405
Provision for income taxes:
Current tax expense
US federal	$(4)	$2	$15
State and local	2	1	2
Foreign	131	65	101
Total current	$129	$68	$118
Deferred tax expense (benefit)
US federal	$(8)	$(3)	$11
State and local	(1)	(1)	2
Foreign	(21)	4	(1)
Total deferred	$(30)	$—	$12
Total provision	$99	$68	$130

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities.  Significant temporary differences at December 31, 2010 and 2009 are summarized as follows:

(in millions)	2010	2009
Deferred tax assets attributable to:
Employee benefit accruals	$34	$30
Pensions	43	19
Hedging/derivative contracts	—	17
Net operating loss carryforwards	28	23
Foreign tax credit carryforwards	20	24
Goodwill	27	8
Other	—	9
Gross deferred tax assets	$152	$130
Valuation allowance	(31)	(44)
Net deferred tax assets	$121	$86
Deferred tax liabilities attributable to:
Property, plant and equipment	$250	$180
Hedging/derivative contracts	22	—
Other	21	—
Total deferred tax liabilities	$293	$180
Net deferred tax liabilities	$172	$94

Net operating loss carryforwards at December 31, 2010 include state net operating losses of $2 million and foreign net operating losses of $26 million.  The state net operating losses expire in various years through 2030.  Foreign net operating losses of $22 million will expire in 2011 through 2021 if unused, while $4 million may be carried forward indefinitely.  The foreign tax credit carryforwards of $20 million at December 31, 2010 will expire in 2011 through 2019 if not utilized.

Income tax accounting requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income.  The Company maintains a valuation allowance of $31 million against certain foreign tax credits, foreign net operating losses and deferred tax assets that management has determined will more likely than not expire prior to realization.  The valuation allowance at December 31, 2010, with respect to foreign tax credit carryforwards, decreased to $4 million from $15 million at December 31, 2009.  The valuation allowance with respect to foreign net operating losses increased to $25 million at December 31, 2010 from $20 million at December 31, 2009.  In addition, the valuation allowance at December 31, 2010 with respect to the deferred tax asset associated with the future tax amortization of goodwill in Korea decreased to $1 million from $9 million at December 31, 2009.  A valuation allowance of $1 million was established during 2010 against deferred tax assets related to certain fixed assets that were written off for book purposes in Chile.

A reconciliation of the US federal statutory tax rate to the Company’s effective tax rate follows:

	2010	2009	2008
Provision for tax at US statutory rate	35.00%	35.00%	35.00%
Tax rate difference on foreign income	.31	.50	(3.09)
State and local taxes — net	.15	.28	0.63
Change in valuation allowance — foreign tax credits	(2.26)	.51	0.23
Change in foreign statutory tax rates	—	(0.94)	(0.83)
Korea goodwill write-off, net of valuation allowance	—	25.50	—
Chile asset write-off, net of valuation allowance	2.13	—	—
Non-deductible National Starch acquisition costs	1.22	—	—
Other items — net	(.46)	(1.40)	0.06
Provision at effective tax rate	36.09%	59.45%	32.00%

Provisions are made for estimated US and foreign income taxes, less credits that may be available, on distributions from foreign subsidiaries to the extent dividends are anticipated.  No provision has been made for income taxes on approximately $1.056 billion of undistributed earnings of foreign subsidiaries at December 31, 2010, as such amounts are considered permanently reinvested.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2010 and 2009 is as follows:

(in millions)	2010	2009
Balance at January 1	$22	$19
Additions for tax positions related to prior years	1	2
Reductions for tax positions related to prior years	(1)	—
Additions based on tax positions related to the current year	10	4
Reductions related to a lapse in the statute of limitations	(3)	(3)
Balance at December 31	$29	$22

Of the $29 million at December 31, 2010, $26 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods.

The Company accounts for interest and penalties related to income tax matters in income tax expense.  The Company had accrued interest and penalties of $4 million as of December 31, 2010 and $1 million as of December 31, 2009.

The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions.  The Internal Revenue Service (“IRS”) has concluded its audit of all years through 2006.  The Company remains subject to potential examination in Canada for the years 2004 to 2010, Brazil for the years 2006 to 2010 and Mexico for the years 2005 to 2010.  The statute of limitations is generally open for the years 2004 to 2010 for various other non-US jurisdictions.

In 2008 and 2007, the Company made deposits of approximately $13 million and $17 million, respectively, to the Canadian tax authorities relating to an ongoing audit examination.  The Company did not make any additional deposits relating to this ongoing audit examination in 2010.  The Company has settled $2 million of the claims and is in the process of appealing the remaining items from the audit. The Company believes that it has adequately provided for the most likely outcome of the appeal process.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2010.  The Company currently estimates that such increases or decreases will not be significant.

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

The Company completed the acquisition of National Starch from Akzo Nobel effective October 1, 2010. This acquisition increased the Company’s sponsored defined benefit pension obligations in the United States, Canada and Mexico, as well as adding pension obligations in Germany and Japan.  In addition, this acquisition increased the Company’s sponsored postretirement benefit pension obligations in the United States and Canada. The results below include the pension and postretirement plan liabilities relating to the acquired business, as well as the net periodic benefit cost associated with these plans for the fourth quarter of 2010.

Pension Obligation and Funded Status — The changes in pension benefit obligations and plan assets during 2010 and 2009, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2010 and 2009, were as follows:

	US Plans		Non-US Plans
(in millions)	2010	2009	2010	2009
Benefit obligation
At January 1	$84	$79	$123	$98
Service cost	5	3	3	2
Interest cost	7	5	10	8
Benefits paid	(7)	(3)	(7)	(8)
Actuarial loss (gain)	(9)	4	25	11
Business combination	164	—	43	—
Curtailment / Settlement	—	(4)	0	(1)
Foreign currency translation	—	—	8	13
Benefit obligation at December 31	$244	$84	$205	$123
Fair value of plan assets
At January 1	$69	$58	$116	$96
Actual return on plan assets	10	11	14	11
Employer contributions	31	7	9	5
Benefits paid	(7)	(3)	(7)	(8)
Settlements	—	(4)	—	(1)
Business combination	101	—	18	—
Foreign currency translation	—	—	7	13
Fair value of plan assets at December 31	$204	$69	$157	$116
Funded status	$(40)	$(15)	$(48)	$(7)

Amounts recognized in the Consolidated Balance Sheets consist of:

	US Plans		Non-US Plans
(in millions)	2010	2009	2010	2009
Non current asset	$—	$—	$(1)	$(6)
Current liabilities	1	—	2	1
Non current liabilities	39	15	47	12
Net amount recognized	$40	$15	$48	$7

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

	US Plans		Non-US Plans
(in millions)	2010	2009	2010	2009
Net actuarial loss	$12	$25	$52	$29
Prior service cost	2	2	—	—
Transition obligation	—	—	4	4
Net amount recognized	$14	$27	$56	$33

The accumulated benefit obligation for all defined benefit pension plans was $405 million and $172 million at December 31, 2010 and December 31, 2009, respectively.

Information about plan obligations and assets for plans with an accumulated benefit obligation in excess of plan assets is as follows:

	US Plans		Non-US Plans
(in millions)	2010	2009	2010	2009
Projected benefit obligation	$244	$84	$58	$13
Accumulated benefit obligation	238	77	50	11
Fair value of plan assets	204	69	19	—

Included in the Company’s pension obligation are nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income consist of :

	US Plans			Non-US Plans
(in millions)	2010	2009	2008	2010	2009	2008
Service cost	$5	$3	$3	$3	$3	$3
Interest cost	7	5	5	10	8	8
Expected return on plan assets	(7)	(4)	(5)	(10)	(9)	(9)
Amortization of actuarial loss	1	1	—	1	—	1
Amortization of transition obligation	—	—	—	—	—	1
Amortization of prior service cost	—	—	1	—	—	—
Settlement/Curtailment	—	1	—	—	1	1
Net pension cost	$6	$6	$4	$4	$3	$5

For the US plans, the Company estimates that net pension expense for 2011 will include approximately $2 million relating to the amortization of its accumulated actuarial loss and prior service cost included in accumulated other comprehensive loss at December 31, 2010.

For the non-US plans, the Company estimates that net pension expense for 2011 will include approximately $3 million relating to the amortization of its accumulated actuarial loss, prior service cost and transition obligation included in accumulated other comprehensive loss at December 31, 2010.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for 2010 consist of:

(in millions)	US Plans	Non-US Plans
Net actuarial loss/(gain)	$(14)	$21
Amortization of actuarial loss	(1)	(1)
Amortization loss recognized due to settlement	—	(1)
Exchange rate	—	3
Total recorded in other comprehensive income	(15)	22
Net periodic benefit cost	6	4
Total recorded in other comprehensive income and net periodic benefit cost	$(9)	$26

The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	US Plans		Non-US Plans
	2010	2009	2010	2009
Discount rate	5.35%	5.85%	5.73%	7.24%
Rate of compensation increase	2.75%	2.75%	3.79%	4.12%

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

	US Plans			Non-US Plans
	2010	2009	2008	2010	2009	2008
Discount rate	5.85%	6.05%	6.20%	7.24%	8.63%	6.74%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	7.37%	7.65%	7.25%
Rate of compensation increase	2.75%	2.75%	2.75%	4.12%	5.30%	4.39%

The Company has assumed an expected long-term rate of return on assets of 7.25 percent for US plans and 7.37 percent for non-US plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices.

The discount rate reflects a rate of return on high quality fixed income investments that match the duration of the expected benefit payments. The Company has typically used returns on long-term, high quality corporate AA bonds as a benchmark in establishing this assumption. The discount rate is reviewed annually.

Plan Assets — The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of equity instruments, fixed income securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. For US pension plans, the weighted average target range allocation of assets was 38-72 percent with equity managers, 30-58 percent with fixed income managers and 1-3 percent in cash. The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate.

The Company’s pension plan weighted average asset allocation as of December 31, 2010 for US plans and non-US plans and as of December 31, 2009 for US plans and for non-US plans is as follows:

	US Plans		Non-US Plans
Asset Category	2010	2009	2010	2009
Equity securities	54%	53%	46%	51%
Debt securities	43%	46%	43%	47%
Other	3%	1%	11%	2%
Total	100%	100%	100%	100%

The fair values of the Company’s plan assets, by asset category and level, are as follows:

	Fair Value Measurements at December 31, 2010
Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Plans:
Equity Index:
US (a)		$82		$82
International (b)		26		26
Real Estate (c)		2		2
Fixed Income Index:
Intermediate Bond (d)		16		16
Long Bond (e)		71		71
Cash (f)	7			7
Total US Plans	$7	$197		$204
Non-US Plans:
Equity Index:
US (a)		$21		$21
Canada (g)		29		29
International (b)		22		22
Real Estate (c)		1		1
Fixed Income Index:
Long Bond (h)		67		67
Other (i)		10		10
Cash (f)	7			7
Total Non-US Plans	$7	$150		$157

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

(i)   This category consists of an investment product provided by an insurance company that offers returns that are subject to a minimum guarantee.

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

In 2010, the Company made cash contributions of $31 million and $8 million to its US and non-US pension plans, respectively. The Company anticipates that in 2011 it will make cash contributions of $8 million and $11 million to its US and non-US pension plans, respectively. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets. The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	US Plans	Non-US Plans
2011	16	10
2012	16	10
2013	15	11
2014	15	12
2015	15	11
Years 2016 - 2020	91	67

The Company and certain of its subsidiaries also maintain defined contribution plans. The Company makes matching contributions to these plans based on a percentage of employee contributions. Amounts charged to expense for defined contribution plans totaled $8 million, $6 million and $6 million in 2010, 2009 and 2008, respectively.

Postretirement Benefit Plans — The Company’s postretirement benefit plans currently are not funded. The information presented below includes plans in the United States, Brazil, and Canada. The changes in the benefit obligations of the plans during 2010 and 2009, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2010 and 2009, are as follows:

(in millions)	2010	2009
Accumulated postretirement benefit obligation
At January 1	$66	$59
Service cost	2	2
Interest cost	4	4
Plan amendment	—	(1)
Actuarial loss	4	3
Benefits paid	(3)	(2)
Business combination	14	—
Foreign currency translation	1	1
At December 31	$88	$66
Fair value of plan assets	—	—
Funded status	$88	$66

Amounts recognized in the Consolidated Balance Sheets consist of:

(in millions)	2010	2009
Current liabilities	$3	$2
Non current liabilities	85	64
Net amount recognized	$88	$66

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

(in millions)	2010	2009
Net actuarial loss	$16	$13
Prior service cost	1	1
Net amount recognized	$17	$14

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income consisted of the following:

(in millions)	2010	2009	2008
Service cost	$2	$2	$2
Interest cost	4	4	3
Amortization of actuarial loss	2	1	1
Net periodic benefit cost	$8	$7	$6

The Company estimates that postretirement benefit expense for 2011 will include approximately $1 million relating to the amortization of its accumulated actuarial loss and prior service cost included in accumulated other comprehensive loss at December 31, 2010.

Changes in amounts recorded in other comprehensive income for 2010 consist of:

(in millions)
Net actuarial loss	$4
Amortization of actuarial loss	(1)
Total recorded in other comprehensive income	3
Net periodic benefit cost	8
Total recorded in other comprehensive income and net periodic benefit cost	$11

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2010	2009
Discount rate	5.69%	6.22%

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2010	2009	2008
Discount rate	6.22%	6.66%	6.58%

The discount rate reflects a rate of return on high quality fixed income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption. The discount rate is reviewed annually.

The following assumptions were made in measuring the Company’s postretirement benefit obligation:

	US	Canada	Brazil
2011 increase in per capita cost	7.50%	7.50%	10.00%
Ultimate trend	4.50%	5.00%	5.50%
Year ultimate trend reached	2028	2016	2020

In addition, for Canada, the Company assumed an increase in the per capita cost of dental benefits of 4.0 percent per year. Note that the Canada London Union Plan is not affected by health care trend rates.

Sensitivity to Trend Assumptions	2010
One-percent increase in trend rate
• Effect on service cost and interest cost components	$1 million
• Effect on year-end benefit obligations	$11 million

One-percent decrease in trend rate
• Effect on service cost and interest cost components	$(1 million)
• Effect on year-end benefit obligations	$(9 million)

Estimated future benefit payments — The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)
2011	$3
2012	3
2013	4
2014	4
2015	4
Years 2016 - 2020	$27

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to employers sponsoring retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company receives a Medicare Part D subsidy for the certain retirees. The impact of the Medicare Part D subsidy is immaterial for benefit payment cashflows.

NOTE 10 — Supplementary Information

Balance Sheets — Supplementary information is set forth below:

(in millions)	2010	2009
Accounts receivable — net:
Accounts receivable — trade	$623	$387
Accounts receivable — other	125	65
Allowance for doubtful accounts	(13)	(12)
Total accounts receivable — net	$735	$440
Inventories:
Finished and in process	$345	$176
Raw materials	266	150
Manufacturing supplies	67	68
Total inventories	$678	$394
Accrued liabilities:
Compensation expenses	$98	$40
Income taxes payable	41	—
Dividends payable	11	11
Accrued interest	19	4
Taxes payable other than income taxes	27	20
Other	60	26
Total accrued liabilities	$256	$101
Non-current liabilities:
Employees’ pension, indemnity, retirement, and other	$196	$116
Other	44	26
Total non-current liabilities	$240	$142

Statements of Income - Supplementary information is set forth below:

(in millions)	2010	2009	2008
Other income (expense)-net:
Gain on investment	$2	$—	$—
Gain from sale of land	—	2	5
Costs of terminated Bunge merger (a)	—	—	(16)
Other	8	3	15
Other income (expense)-net	$10	$5	$4

Financing costs-net:
Interest expense, net of amounts capitalized (b)	$68	$33	$43
Interest income	(6)	(1)	(5)
Foreign currency transaction (gains) losses	2	6	(9)
Financing costs-net	$64	$38	$29

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

(b) Interest capitalized amounted to $3 million, $7 million and $8 million in 2010, 2009 and 2008, respectively.

Statements of Cash Flow - Supplementary information is set forth below:

(in millions)	2010	2009	2008
Interest paid	$50	$47	$46
Income taxes paid	98	82	108
Noncash investing and financing activities:
Assumption of debt in connection with acquisition	11	—	—
Change in fair value and number of shares of redeemable common stock	—	—	(5)

Natural Gas Purchase Agreement:

On January 20, 2006, Corn Products Brazil (“CPO Brazil”), the Company’s wholly-owned Brazilian subsidiary entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”).  Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant.  This agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement.  During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement.  The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement.  The price may vary based upon gas commodity cost and transportation costs, which are adjusted annually; the distribution margin which is set by the Brazilian Commission of Public Energy Services; and the fluctuation of exchange rates between the US dollar and the Brazilian real.  We estimate that the total minimum expenditures by CPO Brazil through the remaining term of the Agreement will be approximately $228 million based on current exchange rates as of December 31, 2010 and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement.  CPO Brazil will make payments of approximately $19 million in each of the next five years in accordance with the Agreement.  The amount of gas purchased under this Agreement for the years ended December 31, 2010, 2009 and 2008 was approximately $24 million, $21 million and $22 million, respectively.

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

The carrying value of the redeemable common stock was $14 million at December 31, 2009, based on the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding the December 31, 2009 ($29.03 per share).  Adjustments to mark the redeemable common stock to market value were recorded directly to additional paid-in capital in the equity section of the Company’s Consolidated Balance Sheets.

NOTE 12 - Equity

Preferred stock:

The Company has authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding as of December 31, 2010 and December 31, 2009.

Treasury Stock:

The Company reacquired 51,999, 17,191 and 18,527 shares of its common stock during 2010, 2009 and 2008, respectively, by both repurchasing shares from employees under the stock incentive plan and through the cancellation of forfeited restricted stock.  The Company repurchased shares from employees at average purchase prices of $33.53, $29.76 and $33.96, or fair value at the date of purchase, during 2010, 2009 and 2008, respectively.  All of the acquired shares are held as common stock in treasury, less shares issued to employees under the stock incentive plan.

On November 17, 2010, the Board of Directors authorized an extension of the Company’s stock repurchase program permitting the Company to purchase of up to 5 million of its outstanding common shares through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  In 2010, the Company repurchased 100,000 common shares in open market transactions at a cost of approximately $4 million.  In 2009, the Company repurchased 157,508 common shares in open market transactions at a cost of approximately $3 million.  In 2008, the Company repurchased 25,000 common shares in open market transactions at a cost of approximately $1 million.  At December 31, 2010, the Company had 4,685,392 shares available to be repurchased under its program.  The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan.  However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2008, 2009 and 2010:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Redeemable Shares	Outstanding
Balance at December 31, 2007	75,320	1,569	500	73,251
Issuance of restricted stock as compensation	—	(45)	—	45
Issuance under incentive and other plans	—	(206)	—	206
Stock options exercised	—	(584)	—	584
Purchase/acquisition of treasury stock	—	43	—	(43)
Balance at December 31, 2008	75,320	777	500	74,043
Issuance of restricted stock as compensation	—	(84)	—	84
Issuance under incentive and other plans	—	(147)	—	147
Stock options exercised	—	(287)	—	287
Purchase/acquisition of treasury stock	—	175	—	(175)
Balance at December 31, 2009	75,320	434	500	74,386
Issuance of restricted stock as compensation	66	(19)		85
Issuance under incentive and other plans	42	(2)		44
Stock options exercised	607	(552)		1,159
Purchase/acquisition of treasury stock	—	151		(151)
Expiration of put option (see Note 11)	—	—	(500)	500
Balance at December 31, 2010	76,035	12	—	76,023

Share-based payments:

The Company has a stock incentive plan (“SIP”) administered by the compensation committee of its Board of Directors that provides for the granting of stock options, restricted stock and other stock-based awards to certain key employees.  A maximum of 8 million shares were originally authorized for awards under the SIP.  As of December 31, 2010, 5.7 million shares were available for future grants under the SIP.  Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.  Total share-based compensation expense for 2010 was $8 million, net of income tax effect of $4 million.  Total share-based compensation expense for 2009 was $6 million, net of income tax effect of $4 million.  Total share-based compensation expense for 2008 was $9 million, net of income tax effect of $4 million.

The Company grants nonqualified options to purchase shares of the Company’s common stock.  The stock options have a ten-year life and are exercisable upon vesting, which occurs evenly over a three-year period at the anniversary dates of the date of grant.  Compensation expense is recognized on a straight-line basis for awards.  As of December 31, 2010, certain of these nonqualified options have been forfeited due to the termination of employees.

The fair value of stock option awards was estimated at the grant dates using the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008
Expected life (in years)	5.8	5.3	5.3
Risk-free interest rate	2.7%	2.0%	2.9%
Expected volatility	33.1%	31.2%	27.0%
Expected dividend yield	1.9%	2.1%	1.2%

The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on historical dividend payments. The weighted average fair value of options granted during 2010, 2009 and 2008 was estimated to be $8.41, $6.36 and $9.06, respectively.

A summary of stock option and restricted stock transactions for the last three years follows:

(shares in thousands)	Stock Option Shares	Stock Option Price Range	Weighted Average per Share Exercise Price for Stock Options	Shares of Restricted Stock
Outstanding at December 31, 2007	4,193	$ 11.37 to $40.71	22.30	166
Granted	813	33.82 to 38.79	34.32	46
Exercised / vested	(584)	11.37 to 34.93	19.66	(19)
Cancelled	(52)	25.83 to 34.36	33.69	(14)
Outstanding at December 31, 2008	4,370	11.37 to 40.71	24.76	179
Granted	899	18.31 to 25.74	25.53	84
Exercised / vested	(287)	11.37 to 25.83	14.82	(14)
Cancelled	(140)	25.58 to 34.36	30.81	(14)
Outstanding at December 31, 2009	4,842	11.37 to 40.71	25.32	235
Granted	828	28.75 to 33.63	28.95	30
Exercised / vested	(1,158)	11.37 to 34.93	19.29	(76)
Cancelled	(78)	25.58 to 34.36	29.68	(8)
Outstanding at December 31, 2010	4,434	14.17 to 40.71	27.49	181

The intrinsic values of stock options exercised during 2010, 2009 and 2008 were approximately $22 million, $4 million and $14 million, respectively.  For the years ended December 31, 2010, 2009 and 2008, cash received from the exercise of stock options was $22 million, $4 million and $11 million, respectively.  The excess income tax benefit realized from share-based compensation was $6 million, $1 million and $5 million in 2010, 2009 and 2008, respectively.  As of December 31, 2010, the unrecognized compensation cost related to non-vested stock options totaled $6 million, which will be amortized over the weighted-average period of approximately one year.

The following table summarizes information about stock options outstanding at December 31, 2010:

(shares in thousands) Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share

$ 12.22 to 16.28	193	$14.44	1.5	193	$14.44
$ 16.29 to 20.35	307	16.92	2.8	301	16.90
$ 20.36 to 24.43	4	21.23	4.3	4	21.23
$ 24.44 to 28.50	1,864	25.47	6.0	1,355	25.42
$ 28.51 to 32.57	798	28.90	9.1	33	28.75
$ 32.58 to 36.64	1,250	34.06	6.6	1,045	34.01
$ 36.65 to 40.71	18	40.43	6.5	18	40.51
	4,434	$27.49	6.3	2,949	$26.99

The number of options exercisable at December 31, 2010 was 2.9 million.

Stock options outstanding at December 31, 2010 had an aggregate intrinsic value of approximately $82 million and an average remaining contractual life of 6.3 years.  Stock options exercisable at December 31, 2010 had an aggregate intrinsic value of approximately $56 million and an average remaining contractual life of 5.2 years.  Stock options outstanding at December 31, 2009 had an aggregate intrinsic value of approximately $26 million and an average remaining contractual life of 6.0 years.  Stock options exercisable at December 31, 2009 had an aggregate intrinsic value of approximately $23 million and an average remaining contractual life of 4.9 years.

In addition to stock options, the Company awards shares of restricted common stock to certain key employees.  The restricted shares issued under the plan are subject to cliff vesting, generally after five years provided the employee remains in the service of the Company.  Expense is recognized on a straight-line basis over the vesting period taking into account an estimated forfeiture rate.  The fair value of the restricted stock is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.  Compensation expense pertaining to these awards was $3 million in 2010, $2 million in 2009 and $1 million in 2008.

The following table summarizes restricted share activity for the year ended December 31, 2010:

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested at December 31, 2009	235	$29.60
Granted	30	30.86
Vested	(76)	28.90
Cancelled	(8)	30.78
Non-vested at December 31, 2010	181	30.04

The weighted-average fair value of restricted stock granted in 2010, 2009 and 2008 was $30.86, $25.85 and $34.36, respectively.  The total fair value of restricted stock that vested in 2010, 2009 and 2008 was $2 million, $.3 million and $1 million, respectively.

As of December 31, 2010, additional paid-in capital included $2 million of unrecognized compensation cost related to restricted stock that will be amortized on a weighted-average basis over 2.0 years.  The recognized compensation cost related to restricted stock totaling $3 million at December 31, 2010 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.

Other share-based awards under the SIP:

Under the compensation agreement with the Board of Directors at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of restricted stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested.  Stock units under this plan vest immediately.  The compensation expense relating to this plan included in the Consolidated Statements of Income for 2010, 2009 and 2008 was not material.  At December 31, 2010, there were approximately 216,000 share units outstanding under this plan at a carrying value of approximately $6 million.

The Company has a long term incentive plan for officers under which awards thereunder are classified as equity.  The ultimate payment of the performance shares will be based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on a return on capital employed versus the target percentage.  Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model.  Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the target percentage goal and is reviewed at the end of each reporting period.  The total compensation expense for these awards is being amortized over a three-year service period.  Compensation expense relating to these awards included in the Consolidated Statements of Income for 2010, 2009 and 2008 was $3 million, $1 million and $5 million, respectively.  As of December 31, 2010, the unrecognized compensation cost relating to these plans was $4 million, which will be amortized over the remaining requisite service periods of 1 to 2 years.  This amount will vary each reporting period based on changes in the probability of attaining the goal.  The recognized compensation cost related to these awards totaling $5 million at December 31, 2010 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.

Accumulated Other Comprehensive Loss:

A summary of accumulated other comprehensive income (loss) for the years ended December 31, 2008, 2009 and 2010 is presented below:

		Deferred		Unrealized	Accumulated
	Currency	Gain/(Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Income/(Loss)
Balance, December 31, 2007	(132)	45	(29)	1	(115)
Losses on cash flow hedges, net of income tax effect of $77		(127)			(127)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $63		(105)			(105)
Actuarial loss on pension and other postretirement obligations, net of income tax			(15)		(15)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax			2		2
Unrealized loss on investment, net of income tax				(3)	(3)
Currency translation adjustment	(231)				(231)
Balance, December 31, 2008	(363)	(187)	(42)	(2)	(594)
Losses on cash flow hedges, net of income tax effect of $28		(45)			(45)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $117		199			199
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax			(5)		(5)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax			2		2
Currency translation adjustment	135				135
Balance, December 31, 2009	$(228)	$(33)	$(45)	$(2)	$(308)
Gains on cash flow hedges, net of income tax effect of $12		20			20
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $34		54			54
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax			(7)		(7)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax			3		3
Currency translation adjustment	48				48
Balance, December 31, 2010	$(180)	$41	$(49)	$(2)	$(190)

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

In an award rendered August 18, 2009, the Tribunal awarded damages to CPIngredientes in the amount of $58.4 million, as a result of the tax and certain out-of-pocket expenses incurred by CPIngredientes, together with accrued interest.  On October 1, 2009, the Company submitted to the Tribunal a request for correction of this award to avoid effective double taxation on the amount of the award in Mexico.

On March 26, 2010, the Tribunal issued a correction of its August 18, 2009 damages award.  While the amount of damages had not changed, the decision made the damages payable to Corn Products International, Inc. instead of CPIngredientes.

On January 24 and 25, 2011, the Company received cash payments totaling $58.4 million from the Government of the United Mexican States pursuant to the corrected award. Mexico made these payments pursuant to an agreement with Corn Products International that provides for terminating pending post-award litigation and waiving post-award interest.  The $58.4 million award will be recorded in the Company’s first quarter 2011 consolidated financial statements.

NOTE 14 - Segment Information

The Company operates in one business segment, the production and sale of starches and sweeteners for a wide range of industries, and is managed on a geographic regional basis.  Its North America operations include businesses in the United States, Canada and Mexico.  The Company’s South America operations include businesses in Brazil, Colombia, Ecuador, Peru and the Southern Cone of South America, which includes Argentina, Chile and Uruguay.  The Company’s Asia/Africa operations include businesses in Korea, Pakistan, Malaysia, China, Japan, Indonesia, the Phillipines, Singapore, India, Australia and New Zealand and tapioca root processing operations in Thailand.  The Company’s Europe operations include businesses in the United Kingdom and Germany.  As a result of the acquisition of National Starch, the Company has added a new region entitled Europe.

(in millions)	2010	2009	2008
Net sales to unaffiliated customers (a):
North America	$2,439	$2,268	$2,370
South America	1,241	1,012	1,120
Asia/Africa	617	392	454
Europe	70	—	—
Total	$4,367	$3,672	$3,944
Operating income:
North America	$249	$177	$313
South America	163	138	151
Asia/Africa	62	17	38
Europe	3	—	—
Corporate	(51)	(54)	(52)
Acquisition costs	(35)	—	—
Impairment/restructuring charges (b):	(25)	(125)	—
Charge for fair value mark-up of acquired inventory	(27)	—	—
Costs of terminated merger	—	—	(16)
Total	$339	$153	$434
Total assets:
North America	$2,697	$1,651	$1,987
South America	1,174	999	808
Asia/Africa	836	302	412
Europe	364	—	—
Total	$5,071	$2,952	$3,207
Depreciation and amortization:
North America	$96	$83	$81
South America	42	36	35
Asia/Africa	15	11	12
Europe	2	—	—
Total	$155	$130	$128
Capital expenditures:
North America	$73	$75	$117
South America	65	54	92
Asia/Africa	18	17	19
Europe	3	—	—
Total	$159	$146	$228

(a)       Sales between geographic regions for each of the periods presented are insignificant and therefore are not presented.

(b)       For 2010, includes a $19 million write-off of impaired assets in Chile and a charge of $6 million principally consisting of employee severance and related benefit costs associated with the termination of employees in Chile.  For 2009, includes a $119 million write-off of goodwill pertaining to the Company’s operations in South Korea, a $5 million write-off of impaired assets in North America and a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in our Asia/Africa region.

The following table presents net sales to unaffiliated customers by country of origin for the last three years:

	Net Sales
(in millions)	2010	2009	2008
United States	$1,157	$1,124	$1,221
Mexico	863	756	750
Brazil	662	522	594
Canada	419	388	399
Argentina	243	186	200
Korea	235	159	187
Others	788	537	593
Total	$4,367	$3,672	$3,944

The following table presents long-lived assets by country at December 31:

	Long-lived Assets
(in millions)	2010	2009	2008
United States	$1,215	$500	$527
Mexico	423	398	397
Brazil	421	350	261
Canada	197	187	165
Thailand	166	46	43
Argentina	155	151	149
Germany	144	—	—
United Kingdom	95	—	—
Korea	86	85	201
Others	345	187	163
Total	$3,247	$1,904	$1,906

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR *
2010
Net sales before shipping and handling costs	$995	$1,066	$1,083	$1,488
Less: shipping and handling costs	58	63	64	81
Net sales	$937	$1,003	$1,019	$1,407
Gross profit	143	164	172	246
Net income attributable to CPI	43	37	37	52
Basic earnings per common share of CPI	$0.58	$0.49	$0.49	$0.68
Diluted earnings per common share of CPI	$0.57	$0.48	$0.48	$0.67

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR
2009
Net sales before shipping and handling costs	$881	$966	$1,027	$1,016
Less: shipping and handling costs	50	54	56	57
Net sales	$831	$912	$971	$959
Gross profit	93	112	153	163
Net income (loss) attributable to CPI	17	(85)	53	56
Basic earnings (loss) per common share of CPI	$0.22	$(1.13)	$0.70	$0.75
Diluted earnings (loss) per common share of CPI	$0.22	$(1.13)	$0.70	$0.74

*Includes fourth quarter costs of $27 million ($18 million after-tax, or $0.23 per diluted common share) relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules and acquisition costs of $18 million ($11 million after-tax, or $0.15 per diluted common share) pertaining to the purchase of National Starch.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The scope of the assessment included all of the subsidiaries of the Company except for National Starch, which was acquired on October 1, 2010.  The consolidated net sales of the Company for the year ended December 31, 2010 were $4.37 billion of which National Starch represented $351 million.  The consolidated total assets of the Company as of December 31, 2010 were $5.07 billion of which National Starch represented $l.95 billion. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal 1. Election of Directors,” “The Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Executive Officers of the Registrant.”  The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller.  The code of ethics is posted on the Company’s Internet website, which is found at www.cornproducts.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the headings “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Equity Compensation Plan Information as of December 31, 2010” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Review and Approval of Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Board Members” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “2010 and 2009 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) Consolidated Financial Statements

Financial Statements (see the Index to the Consolidated Financial Statements on page 45 of this report).

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
3.2*

Certificate of Elimination of Series A Junior Participating Preferred Stock of Corn Products International, Inc., filed on May 25, 2010 as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 19, 2010, File No. 1-3397

3.3

Amendments to Amended and Restated Certificate of Incorporation are incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 9, 2010, File No. 1-3397.

3.3*	Amended By-Laws of the Company, filed on March 21, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 21, 2007, File No. 1-13397
4.1*

Stockholder Agreement, dated as of December 2, 1998 among the Company, Arancia Industrial, S.A. de C.V. and Promociones Industriales Aralia, S.A. de C.V., filed on October 21, 1998 as Exhibit 2 to the Company’s Current Report on Form 8-K dated October 21, 1998, File No. 1-13397

4.2*

Revolving Credit Agreement, dated as of September 2, 2010, among Corn Products International, Inc., as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of Montreal, as syndication agent, and Bank of America, N.A. and Citibank, N.A., as co-documentation agents, filed on September 9, 2010 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 2, 2010, File No. 1-13397.

4.3*

Amendment No. 1 to Revolving Credit Agreement, dated as of September 29, 2010, among Corn Products International, Inc., as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of Montreal, as syndication agent, and Bank of America, N.A. and Citibank, N.A., as co-documentation agents, filed on November 5, 2010 as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

4.4*

Private Shelf Agreement, dated as of March 25, 2010 by and between Corn Products International, Inc. and Prudential Investment Management, Inc., filed on May 5, 2010 as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010

4.5*

Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 1-13397

4.6*

Third Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee, filed on April 10, 2007 as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated April 10, 2007, File No. 1-13397

4.7*

Fourth Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee, filed on April 10, 2007 as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 10, 2007, File No. 1-13397

4.8*

Fifth Supplemental Indenture, dated September 17, 2010, between Corn Products International, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee, filed on September 20, 2010 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2010, File No. 1-13397

4.9*

Sixth Supplemental Indenture, dated September 17, 2010, between Corn Products International, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee, filed on September 20, 2010 as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 14, 2010, File No. 1-13397

4.10*

Seventh Supplemental Indenture, dated September 17, 2010, between Corn Products International, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee, filed on September 20, 2010 as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 14, 2010, File No. 1-13397

10.1 ***

Stock Incentive Plan as effective May 19, 2010 is incorporated by reference to Appendix B to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 9, 2010, File No. 1-3397.

10.2** ***	Deferred Stock Unit Plan of the Company
10.3* ***

Form of Severance Agreement entered into by each of the Named Executive Officers other than Jorge L. Fiamenghi, filed on May 6, 2008 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397

10.4*

International Share and Business Sale Agreement, dated as of June 19, 2010, between Akzo Nobel N.V. and Corn Products International, Inc., filed on September 21, 2010 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 19, 2010, File No. 1-13397

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

10.7 ***	Supplemental Executive Retirement Plan as effective February 7, 2011
10.8** ***	Executive Life Insurance Plan
10.9* ***	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397
10.10 ***

Annual Incentive Plan as effective May 18, 2010 is incorporated by reference to Appendix C to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 9, 2010, File No. 1-3397.

10.11* ***

Form of Notice of Restricted Stock Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 27, 2009 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13397

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
10.15* ***

Form of Executive Life Insurance Plan Participation Agreement and Collateral Assignment entered into by the Named Executive Officers with the exception of Jorge Fiamenghi, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397

10.16* ***

Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan,, filed on February 11, 2011 as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2011, File No. 1-13397

10.17* ***

Form of Notice of Grant of Stock Option and Option Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 11, 2011 as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 7, 2011, File No. 1-13397

10.18*

Natural Gas Purchase and Sale Agreement between Corn Products Brasil-Ingredientes Industrias Ltda. and Companhia de Ga de Sao Paulo-Comgas, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-13397

10.19* ***

Form of Separation Agreement dated as of December 11, 2007 between the Company and Jeffrey B. Hebble, filed on May 6, 2008 as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397

10.20* ***

Form of Severance Agreement entered into by the Company and Jorge L. Fiamenghi, filed on May 6, 2008 as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397

10.21* ***

Letter of Agreement dated as of April 2, 2009 between the Company and Ilene S. Gordon, filed on August 6, 2009 as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009, file No. 1-13397

10.22* ***

Consulting Agreement dated as of April 27, 2009 between the Company and Samuel C. Scott III, filed on August 6, 2009 as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009, File No. 1-13397

10.23* ***

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 11, 2011 as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 7, 2011, File No. 1-13397

10.24* ***

Confidential Separation and General Release, dated as of January 26, 2010 by and between the Company and James J. Hirchak, filed on May 5, 2010 as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010

10.25* ***

Letter of Agreement dated as of April 2, 2010 between the Company and Diane Frisch, filed on August 6, 2010 as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010

10.26* ***

Executive Severance Agreement dated as of May 1, 2010 between the Company and Diane Frisch, filed on August 6, 2010 as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010

10.27* ***

Confidentiality and Noncompete Agreement, dated as of July 23, 2010, between Corn Products Brasil-Ingredientes Industrias Ltda., the Company and Jorge L. Fiamenghi, filed November 5, 2010 as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.28* ***

Consulting Agreement, dated as of July 23, 2010, between the Company and Jorge L. Fiamenghi, filed November 5, 2010 as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.29* ***

Term Sheet, dated as of July 23, 2010 for Employment Agreements between the Company and Julio dos Reis and Productos de Maiz S.A. and Julio dos Reis, filed on November 5, 2010 as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010

10.30 ***	Letter of Agreement dated as of September 28, 2010 between the Company and James Zallie
10.31 ***	Employment Agreement, dated as of July 31, 2009, by and between National Starch LLC and James Zallie
10.32 ***	National Starch LLC Severance Plan For Full Time And Part Time Non-Union Employees, effective April 1, 2008
11.1	Earnings Per Share Computation
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002
31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002
101

The following financial information from Corn Products International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity and Redeemable Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements, tagged as block text.****

*                           Incorporated herein by reference as indicated in the exhibit description.

**                    Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

***    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 15(b) of this report.

****  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as Amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as Amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2011.

CORN PRODUCTS INTERNATIONAL, INC.

By:	/s/Ilene S. Gordon
Ilene S. Gordon
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 28th day of February, 2011.

Signature	Title

/s/ Ilene S. Gordon	Chairman, President, Chief Executive Officer and Director
Ilene S. Gordon

/s/ Cheryl K. Beebe	Chief Financial Officer
Cheryl K. Beebe

/s/ Robin A. Kornmeyer	Controller
Robin A. Kornmeyer

*Richard J. Almeida	Director
Richard J. Almeida

*Luis Aranguren-Trellez	Director
Luis Aranguren-Trellez

*Paul Hanrahan	Director
Paul Hanrahan

*Karen L. Hendricks	Director
Karen L. Hendricks

*Wayne M. Hewett	Director
Wayne M. Hewett

*Gregory B. Kenny	Director
Gregory B. Kenny

	*Barbara A. Klein	Director
Barbara A. Klein

	* James M. Ringler	Director
James M. Ringler

	*Dwayne A. Wilson	Director
Dwayne A. Wilson

*By:	/s/ Mary Ann Hynes
Mary Ann Hynes
Attorney-in-fact

(Being the principal executive officer, the principal financial officer, the controller and a majority of the directors of Corn Products International, Inc.)