Form 10-Q
period 2011-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2011-05-06
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 30, 2011
Common Stock, $.01 par value	76,415,310 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales before shipping and handling costs	$1,535.6	$994.9
Less: shipping and handling costs	76.1	57.7
Net sales	1,459.5	937.2
Cost of sales	1,161.3	794.4
Gross profit	298.2	142.8

Operating expenses	131.0	69.7
Other (income) expense-net	(60.2)	1.3

Operating income	227.4	71.8

Financing costs-net	26.6	4.7

Income before income taxes	200.8	67.1
Provision for income taxes	45.3	22.2
Net income	155.5	44.9
Less: Net income attributable to non-controlling interests	1.9	1.5
Net income attributable to CPI	$153.6	$43.4

Weighted average common shares outstanding:
Basic	76.4	75.3
Diluted	78.1	76.4

Earnings per common share of CPI:
Basic	$2.01	$0.58
Diluted	$1.97	$0.57

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$267	$302
Accounts receivable — net	844	735
Inventories	789	678
Prepaid expenses	25	20
Deferred income taxes	18	18
Total current assets	1,943	1,753

Property, plant and equipment — net	2,127	2,123
Goodwill — net	640	635
Other intangible assets — net	362	364
Deferred income taxes	64	71
Investments	10	12
Other assets	115	113
Total assets	$5,261	$5,071

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$115	$88
Deferred income taxes	20	12
Accounts payable and accrued liabilities	780	791
Total current liabilities	915	891

Non-current liabilities	247	240
Long-term debt	1,640	1,681
Deferred income taxes	249	249
Share-based payments subject to redemption	7	8

Equity
CPI Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 76,382,114 and 76,034,780 shares issued at March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	1,134	1,120
Less: Treasury stock (common stock; 52,182 and 11,529 shares at March 31, 2011 and December 31, 2010, respectively) at cost	(2)	(1)
Accumulated other comprehensive loss	(145)	(190)
Retained earnings	1,189	1,046
Total CPI stockholders’ equity	2,177	1,976
Non-controlling interests	26	26
Total equity	2,203	2,002

Total liabilities and equity	$5,261	$5,071

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2011	2010
Net income	$156	$45
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $24 and $30, respectively	40	(53)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $12 and $16, respectively	(20)	21
Currency translation adjustment	26	7
Unrealized loss on investment, net of income tax effect	(1)	—
Comprehensive income	201	20
Comprehensive income attributable to non-controlling interests	(2)	(1)
Comprehensive income attributable to CPI	$199	$19

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Share-based Payments Subject to Redemption
Balance, December 31, 2010	$1	$1,120	$(1)	$(190)	$1,046	$26	$8
Net income attributable to CPI					154
Net income attributable to non-controlling interests						2
Dividends declared					(11)	(2)
Gains on cash flow hedges, net of income tax effect of $24				40
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $12				(20)
Share-based compensation		14	(1)				(1)
Currency translation adjustment				26
Unrealized loss on investment, net of income tax effect				(1)
Balance, March 31, 2011	$1	$1,134	$(2)	$(145)	$1,189	$26	$7

	Total Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Share-based Payments Subject to Redemption
Balance, December 31, 2009	$1	$1,082	$(13)	$(308)	$919	$23	$14	$8
Net income attributable to CPI					43
Net income attributable to non-controlling interests						1
Dividends declared					(10)	(1)
Losses on cash flow hedges, net of income tax effect of $30				(53)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $16				21
Share-based compensation			12					(1)
Expiration of put option		14					(14)
Currency translation adjustment				7
Balance, March 31, 2010	$1	$1,096	$(1)	$(333)	$952	$23	$—	$7

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2011	2010
Cash provided by (used for) operating activities:
Net income	$156	$45
Non-cash charges (credits) to net income:
Depreciation and amortization	49	35
Changes in working capital:
Accounts receivable and prepaid items	(78)	(33)
Inventories	(104)	(4)
Accounts payable and accrued liabilities	(20)	55
Decrease (increase) in margin accounts	9	(45)
Other	10	4
Cash provided by operating activities	22	57

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(33)	(21)
Cash used for investing activities	(33)	(21)

Cash provided by (used for) financing activities:
Proceeds from borrowings	34	211
Payments on debt	(54)	(97)
Issuance of common stock	7	6
Dividends paid (including to non-controlling interests)	(12)	(12)
Excess tax benefit on share-based compensation	1	1
Cash provided by (used for) financing activities	(24)	109

Effect of foreign exchange rate changes on cash	—	1
Increase (decrease) in cash and cash equivalents	(35)	146
Cash and cash equivalents, beginning of period	302	175
Cash and cash equivalents, end of period	$267	$321

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Notes to Condensed Consolidated Financial Statements

1.             Interim Financial Statements

References to the “Company” are to Corn Products International, Inc. (“CPI”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2010 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2011 and 2010, and the financial position of the Company as of March 31, 2011.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.             New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements.  The Update requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual periods beginning after December 15, 2009.  The disclosures related to Level 3 fair value measurements are effective for interim and annual periods beginning after December 15, 2010.  The implementation of the guidance contained in this Update did not have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts to modify Step 1 of the goodwill impairment test for reporting units having a carrying value of zero or less.  The Update requires an entity having such a reporting unit to assess whether it is more likely than not that the reporting units’ goodwill is impaired.  If the entity determines that it is more likely than not that the goodwill of such a reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for that reporting unit.  Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.  Any goodwill impairments occurring after the initial adoption of the guidance in this Update should be included in earnings.  The Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The implementation of the guidance contained in this Update did not have a material impact on our condensed consolidated financial statements.

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

3.             Acquisition

On October 1, 2010, the Company completed its acquisition of National Starch, a global provider of specialty starches, from Akzo Nobel N.V., a global coatings and specialty chemicals company, headquartered in The Netherlands.  The Company acquired 100 percent of National Starch through asset purchases in certain countries and stock purchases in certain countries.  The purchase price was $1.354 billion in cash, and is subject to certain post-closing adjustments and the finalization of the valuation.  The funding of the purchase price was provided principally from borrowings.  The results of National Starch are included in the Company’s consolidated results from October 1, 2010 forward.

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

Pro forma financial information:

Selected unaudited pro forma results of operations for the three months ended March 31, 2010, assuming the National Starch acquisition occurred as of January 1, 2009, is presented below:

(in millions, except per share)
Net sales	$1,230
Net income attributable to CPI	46
Pro forma earnings per common share of CPI:
Basic	$.61
Diluted	$.60

For the three months ended March 31, 2010, the National Starch financial statements excluded the effects of financing and taxes since Akzo Nobel, its previous parent company, used a centralized approach for cash management and to finance its global operations, as well as to manage its global tax position.  A 33 percent tax rate was used to tax effect pro forma adjustments.

4.             Segment Information

The Company operates in one business segment, the production and sale of starches and sweeteners for a wide range of industries, and is managed on a geographic regional basis.  Its North America operations include businesses in the United States, Canada and Mexico.  The Company’s South America operations include businesses in Brazil, Colombia, Ecuador, Peru and the Southern Cone of South America, which includes Argentina, Chile and Uruguay.  Its Asia Pacific operations include businesses in Korea, Malaysia, China, Japan, Indonesia, the Philippines, Singapore, India, Australia and New Zealand and tapioca root processing operations in Thailand.  The Company’s Europe, Middle East and Africa (“EMEA”) operations include businesses in the United Kingdom, Germany, South Africa, Pakistan, Kenya and Nigeria.  As a result of the acquisition and integration of National Starch, the Company has changed its reporting regions.  Operations in Pakistan, Kenya and Nigeria that were historically reported as part of the former Asia/Africa region (now Asia Pacific) are now included within the EMEA region.  For comparability purposes, amounts for 2010 have been reclassified to reflect the new regional reporting.

	Three Months Ended March 31,
(in millions)	2011	2010
Net Sales
North America	$779.8	$540.6
South America	367.7	277.7
Asia Pacific	182.0	78.2
EMEA	130.0	40.7
Total	$1,459.5	$937.2

Operating Income
North America	$100.6	$38.4
South America	49.2	38.7
Asia Pacific	19.1	6.7
EMEA	21.6	6.4
Corporate	(14.5)	(12.7)
Sub-total	176.0	77.5
NAFTA award	58.4	—
Integration / acquisition costs	(7.0)	(3.0)
Insurance charge related to Chilean earthquake	—	(2.7)
Total	$227.4	$71.8

(in millions)	At March 31, 2011	At December 31, 2010
Total Assets
North America	$2,780	$2,697
South America	1,224	1,174
Asia Pacific	754	728
EMEA	503	472
Total	$5,261	$5,071

5.             Financial Instruments, Derivatives and Hedging Activities

The Company is one of the world’s largest corn refiners with manufacturing operations in North America, South America, the Asia Pacific and EMEA.  The Company’s products are made primarily from corn.

The Company is exposed to market risk stemming from changes in commodity prices (corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange traded derivatives or over-the-counter derivatives with investment grade counterparties.  Derivative financial instruments currently used by the Company consist of commodity futures, options and swap contracts, forward currency contracts and options, and interest rate swaps.

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

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any Treasury Lock agreements outstanding at March 31, 2011.

On March 25, 2011, the Company entered into interest rate swap agreements that effectively convert the interest rate on the Company’s 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in earnings.  The fair value of these interest rate swap agreements approximated $2 million at March 31, 2011 and is reflected in the Condensed Consolidated Balance Sheet as a part of non-current liabilities, with an offsetting amount recorded in non-current assets to adjust the carrying amount of the hedged debt obligation.

On September 17, 2010, the Company issued and sold $900 million aggregate principal amount of senior unsecured notes (the “Notes”).  The Notes consist of $350 million aggregate principal amount of 3.2 percent notes due November 1, 2015 (the “2015 Notes”), $400 million aggregate principal amount of 4.625 percent notes due November 1, 2020 (the “2020 Notes”)

and $150 million aggregate principal amount of 6.625 percent notes due April 15, 2037.  In conjunction with a plan to issue these long-term fixed-rate Notes and in order to manage its exposure to variability in the benchmark interest rates on which the fixed interest rates of the Notes would be based, the Company entered into T-Lock agreements with respect to $300 million of the 2015 Notes and $300 million of the 2020 Notes (the “T-Locks”).  The T-Locks were designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Locks were entered into and the time the debt was priced.  The T-Locks are accounted for as cash flow hedges.  The T-Locks were terminated on September 15, 2010 and the Company paid approximately $15 million, representing the losses on the T-Locks, to settle the agreements.  The losses are included in AOCI and are being amortized to financing costs over the terms of the 2015 and 2020 Notes.

At March 31, 2011, the Company’s AOCI account included $13 million of losses (net of tax of $9 million) related to Treasury Lock agreements.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of March 31, 2011, the Company had $17 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At March 31, 2011	At December 31, 2010	Balance Sheet Location	At March 31, 2011	At December 31, 2010

Commodity contracts	Accounts receivable-net	$87	$65	Accounts payable and accrued liabilities	$3	$4

	Other assets	1	—
Total		$88	$65		$3	$4

At March 31, 2011, the Company had outstanding futures and option contracts that hedge approximately 95 million bushels of forecasted corn purchases.  Also at March 31, 2011, the Company had outstanding swap and option contracts that hedge approximately 11 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Losses Reclassified from AOCI into Income	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Commodity contracts	$64	$(83)	Cost of sales	$33	$(37)
Interest rate contracts	—	—	Financing costs, net	(1)	—
Total	$64	$(83)	Total	$32	$(37)

At March 31, 2011, the Company’s AOCI account included approximately $74 million of gains on commodity hedging contracts, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the gains to be offset by changes in the underlying commodities cost.  Additionally, at March 31, 2011, the Company’s AOCI account included approximately $2 million of losses on Treasury Lock agreements, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of March 31, 2011				As of December 31, 2010
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—	$6	$6	$—	$—
Derivative assets	88	87	1	—	65	64	1	—
Derivative liabilities	3	—	3	—	4	—	4	—
Long-term debt	1,670	—	1,670	—	1,707	—	1,707	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At March 31, 2011, the carrying value and fair value of the Company’s long-term debt was $1.640 billion and $1.670 billion, respectively.

6.             Share-Based Compensation

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended March 31,
(in millions)	2011	2010
Total share-based compensation expense included in net income	$3.3	$2.8
Income tax benefit related to share-based compensation included in net income	$1.1	$0.9

Stock Options:

Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant.  The options have a 10 year term and are exercisable upon vesting, which occurs evenly over a three-year period from the date of the grant.  Compensation expense is recognized on a straight-line basis for all awards.

The Company granted non-qualified options to purchase 437 thousand shares of the Company’s common stock during the three months ended March 31, 2011.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2011	March 31, 2010
Expected life (in years)	5.8	5.8
Risk-free interest rate	2.76%	2.71%
Expected volatility	32.71%	33.08%
Expected dividend yield	1.17%	1.94%

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

Stock option activity for the three months ended March 31, 2011 was as follows:

(dollars and shares in thousands)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,434	$27.49
Granted	437	47.95
Exercised	(256)	27.09
Cancelled	(20)	28.40
Outstanding at March 31, 2011	4,595	29.46	6.43	$102,762

Exercisable at March 31, 2011	3,364	27.46	5.49	$81,955

For the three months ended March 31, 2011, cash received from the exercise of stock options was $7 million and the income tax benefit realized from the exercise of stock options was $0.5 million.  As of March 31, 2011, the total remaining unrecognized compensation cost related to stock options approximated $11 million, which will be amortized over the weighted-average period of approximately 1.7 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended March 31,
(dollars in thousands, except per share)	2011	2010
Weighted average grant date fair value of stock options granted (per share)	$15.16	$8.39
Total intrinsic value of stock options exercised	$5,660	$5,561

Restricted Shares and Restricted Units of Common Stock:

The Company has granted shares of restricted common stock and restricted stock units to certain key employees.  The restricted shares and restricted units are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The fair value of the restricted stock and restricted units is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for both restricted shares and restricted units for the three months ended March 31, 2011 and 2010 was $0.8 million and $1.1 million, respectively.

The following table summarizes restricted share and restricted stock unit activity for the three months ended March 31, 2011:

	Restricted Shares		Restricted Units
(in thousands except per share)	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Units	Weighted Average Fair Value
Non-vested at December 31, 2010	181	$30.04	113	$30.56
Granted	—	—	159	47.95
Vested	(28)	26.41	—	—
Cancelled	(3)	34.06	—	47.95
Non-vested at March 31, 2011	150	30.61	272	40.71

As of March 31, 2011, the total remaining unrecognized compensation cost related to restricted stock was $2 million, which will be amortized on a weighted-average basis over approximately 2.2 years.  As of March 31, 2011, the total remaining unrecognized compensation cost related to restricted units was $9 million, which will be amortized on a weighted-average basis over approximately 2.3 years.

7.             Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	US Plans		Non-US Plans
(in millions)	2011	2010	2011	2010
Service cost	$1.7	$0.9	$1.3	$0.6
Interest cost	3.2	1.2	2.9	2.0
Expected return on plan assets	(3.5)	(1.2)	(2.7)	(2.1)
Amortization of net actuarial loss	0.3	0.3	0.6	0.1
Amortization of transition obligation	—	—	0.1	0.1
Net pension cost	$1.7	$1.2	$2.2	$0.7

The Company currently anticipates that it will make approximately $19 million in cash contributions to its pension plans in 2011, consisting of $8 million to its US pension plans and $11 million to its non-US pension plans.  For the three months ended March 31, 2011, payments of $2 million have been made to the non-US plans.  No payments were made to the US plans in the first quarter of 2011.

The following sets forth the components of net postretirement benefit cost for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in millions)	2011	2010
Service cost	$0.8	$0.6
Interest cost	1.3	1.0
Amortization of net actuarial loss	0.2	0.2
Net postretirement benefit cost	$2.3	$1.8

8.             Inventories

Inventories are summarized as follows:

(in millions)	At March 31, 2011	At December 31, 2010
Finished and in process	$423	$345
Raw materials	295	266
Manufacturing supplies and other	71	67
Total inventories	$789	$678

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

On January 24 and 25, 2011, the Company received cash payments totaling $58.4 million from the Government of the United Mexican States pursuant to the corrected award.  Mexico made these payments pursuant to an agreement with Corn Products International that provides for terminating pending post-award litigation and waiving post-award interest.  The $58.4 million award is included in other income in the Company’s first quarter 2011 Condensed Consolidated Statement of Income.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients, industrial products and specialty starches derived from the wet milling and processing of corn and other starch-based materials.  The corn refining industry is highly competitive.  Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry.  We have 37 manufacturing plants located throughout North America, South America, the Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a local level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer.  Our starches are a staple of the food, paper, textile and corrugating industries.

First quarter 2011 was strong as we achieved company record highs for net sales, operating income, net income and diluted earnings per common share.  Higher product selling prices, the impact of our recently acquired National Starch operations and the receipt of a $58 million cash payment from the Government of the United Mexican States pursuant to an award rendered in the Company’s favor by a North American Free Trade Agreement (“NAFTA”) Tribunal were the primary drivers of this record performance.  Given our strong performance, we expect improved sales and earnings for full year 2011.

During the second quarter of 2011 we will perform a large maintenance project at our Argo facility located in Bedford Park, Illinois.  We anticipate that our second quarter 2011 results will be negatively impacted by approximately $0.10 per diluted common share as a result of the project.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

Results of Operations

We have significant operations in North America, South America, the Asia Pacific and EMEA.  For most of our foreign subsidiaries, the local foreign currency is the functional currency.  Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into US dollars at the applicable average exchange rates for the period.  Fluctuations in foreign currency exchange rates affect the US dollar amounts of our foreign subsidiaries’ revenues and expenses.  The impact of currency exchange rate changes, where significant, is provided below.

On October 1, 2010, we acquired National Starch, a global provider of specialty starches.  The results of National Starch are included in our consolidated financial results from October 1, 2010 forward.  As a result, there are significant fluctuations in our financial statements as compared to 2010.  While we identify significant fluctuations due to the acquisition, our discussion below  also addresses results of operations absent the impact of the National Starch acquisition and operations, where appropriate, to provide a more comparable and meaningful analysis.  Additionally, as a result of the acquisition and integration of National Starch, we have changed our reporting regions.  Our operations in Pakistan, Kenya and Nigeria that were historically reported as part of the former Asia/Africa region (now Asia Pacific) are now included within the EMEA region.  For comparability purposes, amounts for 2010 have been reclassified to reflect the new regional reporting.  See also Note 4 of the notes to the condensed consolidated financial statements for additional information.

For The Three Months Ended March 31, 2011

With Comparatives for the Three Months Ended March 31, 2010

Net Income attributable to CPI.  Net income for the quarter ended March 31, 2011 increased to $153.6 million, or $1.97 per diluted common share, from $43.4 million, or $0.57 per diluted common share, in the first quarter of 2010.  Our first quarter 2011 results include a $58.4 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States (see Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information) and after-tax costs of $5 million ($0.06 per diluted common share) related to the integration of National Starch.  Our 2010 results included an after-tax charge of $3 million ($0.04 per diluted common share) for an insurance deductible related to damage caused by the February 27, 2010 earthquake in Chile and after-tax costs of $2 million ($0.02 per diluted common share) pertaining to the acquisition of National Starch.

Without the NAFTA award and the integration costs in 2011 and the insurance deductible and acquisition-related costs in 2010, net income for 2011 would have grown 109 percent over 2010, while our diluted earnings per common share would have risen 103 percent.  This net income growth primarily reflects an increase in operating income driven principally by strong organic earnings growth in North America and South America and by the earnings of the acquired National Starch operations.

Net Sales.  First quarter net sales totaled $1.46 billion, up 56 percent from first quarter 2010 net sales of $937 million.  The increase in net sales reflects a 38 percent volume increase driven almost entirely by sales contributed by the acquired National Starch operations, price/product mix improvement of 16 percent and favorable currency translation of 2 percent due to stronger foreign currencies.  Net sales from the acquired National Starch operations totaled $348 million, representing approximately 37 percent of our 56 percent sales increase.  Additionally, organic growth in South America, the Asia Pacific and EMEA contributed to the sales increase.  Co-product sales of $260 million for first quarter 2011 increased 41 percent from $184 million in the prior year period, driven by improved selling prices and increased volume.  Co-product sales from acquired operations contributed approximately $20 million, or 11 percent, of the increase.

North American net sales for first quarter 2010 increased 44 percent to $780 million, from $541 million a year ago, primarily driven by sales contributed by the acquired National Starch operations.  Excluding the acquired operations, net sales in North America would have increased 13 percent driven by improved price/product mix of 12 percent and a 1 percent increase attributable to currency translation.  Organic volume was flat.  In South America, first quarter 2011 net sales grew 32 percent to $368 million from $278 million in first quarter 2010, reflecting improved price/product mix of 20 percent, a 7 percent volume increase attributable to sales contributed by acquired operations and favorable currency translation of 5 percent.  In the

Asia Pacific, first quarter 2011 net sales more than doubled to $182 million from $78 million a year ago, principally driven by sales contributed from acquired operations.  Excluding the acquired operations, net sales in the Asia Pacific would have increased 19 percent reflecting price/product mix improvement of 16 percent and a 4 percent currency translation benefit associated with stronger foreign currencies, which more than offset an organic volume decline of 1 percent.  EMEA net sales for first quarter 2011 more than tripled to $130 million from $41 million a year ago, largely due to sales contributed from acquired operations.   Excluding the acquired operations, EMEA net sales would have increased 50 percent reflecting price/product mix improvement of 33 percent and organic volume growth of 19 percent, which more than offset a 2 percent decline attributable to weaker foreign currencies in the region.

Cost of Sales and Operating Expenses. Cost of sales of $1.16 billion for first quarter 2011 increased 46 percent from $794 million in the prior year period.  More than half of this increase reflects costs associated with sales of National Starch products in first quarter 2011.  The remainder of the increase was driven principally by higher corn costs and currency translation.  Currency translation caused cost of sales for 2011 to increase approximately 3 percent from 2010, reflecting the impact of stronger foreign currencies.  Gross corn costs per ton for 2011 increased approximately 25 percent from 2010 driven by higher market prices for corn.  Our gross profit margin for first quarter 2011 was 20 percent, up from 15 percent a year ago, driven by the National Starch operations and improved product selling prices.

First quarter 2011 operating expenses increased to $131.0 million from $69.7 million last year, primarily reflecting operating expenses of the acquired National Starch operations.  Additionally, expenses related to the integration of National Starch, higher compensation-related costs and stronger foreign currencies contributed to the increase.  Currency translation caused first quarter 2011 operating expenses to increase approximately 2 percent from a year ago, reflecting the impact of stronger foreign currencies.  Operating expenses for first quarter 2011 represented 9.0 percent of net sales, up from 7.4 percent a year ago.  Excluding the integration costs, operating expenses, as a percentage of net sales, would have been 8.5 percent for first quarter 2011.

Other Income-net.  Other income-net for first quarter 2011 was $60.2 million, as compared to $1.3 million of expense a year ago.  This increase primarily reflects the $58.4 million NAFTA award received from the Government of the United Mexican States.  First quarter 2010 included a $2.7 million charge for an insurance deductible related to property damage from the earthquake in Chile.

Operating Income.  First quarter 2011 operating income more than tripled to $227.4 million from $71.8 million a year ago.  The current year period included the $58.4 million NAFTA award and $7.0 million of costs pertaining to the integration of National Starch.  First quarter 2010 included $3.0 million of acquisition-related costs and a $2.7 million insurance deductible charge in Chile.  Without the NAFTA award and the integration costs in 2011 and the acquisition-related and insurance deductible costs in 2010, operating income for first quarter 2011 would have more than doubled to $176 million from a year ago.  Approximately 65 percent of this growth was attributable to earnings from the acquired National Starch operations.  The remaining increase primarily reflects organic earnings growth principally driven by improved product pricing.  Additionally, favorable currency translation due to stronger foreign currencies caused operating income to increase by approximately $3 million from the prior year period.

North America operating income for first quarter 2011 more than doubled to $100.6 million from $38.4 million a year ago.  Approximately 63 percent of this growth was attributable to earnings from acquired operations.  Without the earnings from acquired operations, operating income in the region would have almost doubled, driven principally by higher product selling prices.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $1 million in the region.  South America operating income for first quarter 2011 increased 27 percent to $49.2 million from $38.7 million a year ago.  This increase primarily reflects improved earnings in the Southern Cone of South America and Brazil driven by higher product selling prices and volume growth.  Translation effects associated with stronger South American currencies (particularly the Brazilian Real) caused operating income to increase by approximately $1 million in the region.  Asia Pacific operating income for first quarter 2011 almost tripled to $19.1 million from $6.7 million a year ago, driven by earnings from acquired operations.  Without the earnings from acquired operations, operating income in the region would have declined approximately 43 percent mainly due to lower earnings in Korea as a result of higher corn costs, and in Thailand, where volumes declined.  EMEA operating income more than tripled to $21.6 million from $6.4 million a year ago, due in large part, to earnings from acquired operations.  Without the earnings from acquired operations, operating income would have grown approximately 59 percent from a year ago, primarily driven by higher product selling prices and organic volume growth in Pakistan and Kenya.

Financing Costs-net.   Financing costs for first quarter 2011 increased to $26.6 million from $4.7 million a year ago.  This increase primarily reflects higher average borrowings due to the National Starch acquisition.  An increase in foreign currency transaction losses and higher interest rates also contributed to the higher financing costs.

Provision for Income Taxes.  The effective income tax rate for the first quarter of 2011 decreased to 22.6 percent from 33.0 percent a year ago.  Our effective income tax rate for the current year period reflects the impact of the awarded damages of $58 million, which are not taxable in the United States.

Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for first quarter 2010 was $1.9 million, as compared with $1.5 million a year ago.  The increase primarily reflects improved earnings from our operations in Pakistan.

Comprehensive Income Attributable to CPI. We recorded comprehensive income of $199 million for the first quarter of 2011, as compared with $19 million a year ago.  The increase primarily reflects our net income growth, gains on cash flow hedges and favorable currency translation attributable to stronger foreign currencies.  The favorable variance in the currency translation adjustment reflects a greater strengthening in foreign currencies at March 31, 2011 relative to the US dollar, as compared to a year ago when end of period foreign currency appreciation was more moderate.

Liquidity and Capital Resources

Cash provided by operating activities for first quarter 2011 decreased to $22 million from $57 million a year ago.  The decrease in operating cash flow primarily reflects an increase in our investment in working capital, which more than offset our net income growth.  The working capital increase was driven principally by an increase in inventories attributable to higher commodity costs and a ramping up of quantities to meet anticipated customer demand, as well as by an increase in accounts receivable primarily reflecting our sales growth.  Capital expenditures of $33 million for first quarter 2011 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be in the range of approximately $280 million to $300 million for full year 2011.

We have a senior unsecured $1 billion revolving credit facility that matures September 2, 2013.  We had $235 million of borrowings outstanding under the revolving credit facility at March 31, 2011.  In addition to borrowing availability under our revolving credit facility, we also have approximately $467 million of unused operating lines of credit in the various foreign countries in which we operate.

At March 31, 2011, we had total debt outstanding of $1.76 billion, compared to $1.77 billion at December 31, 2010.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $350 million (principal amount) of 3.2 percent notes due 2015, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $115 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 5.3 percent for the first three months of 2011, up from 5.0 percent in the comparable prior year period.

On March 16, 2011, our board of directors declared a quarterly cash dividend of $0.14 per share of common stock.  This dividend was paid on April 25, 2011 to stockholders of record at the close of business on March 31, 2011.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

Hedging:

We are exposed to market risk stemming from changes in commodity prices, foreign currency exchange rates and interest rates.  In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange traded derivatives or over-the-counter derivatives with investment grade counterparties.  Our hedging transactions include but are not limited to a variety of derivative financial instruments such as commodity futures, options and swap contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  See Note 5 of the notes to the condensed consolidated financial statements for additional information.

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At March 31, 2011, our accumulated other comprehensive loss account (“AOCI”) included $74 million of gains, net of tax of $44 million, related to these derivative instruments.  It is anticipated that these gains, net of tax, will be reclassified into earnings during the next twelve months.  We expect the gains to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At March 31, 2011, we had $17 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At March 31, 2011, we did not have any T-Locks outstanding.

On March 25, 2011, we entered into interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $2 million at March 31, 2011 and is reflected in the Condensed Consolidated Balance Sheet as a part of non-current liabilities, with an offsetting amount recorded in non-current assets to adjust the carrying amount of the hedged debt obligation.

In conjunction with a plan to issue the 3.2 percent Senior Notes due November 1, 2015 (the “2015 Notes”) and the 4.625 percent Senior Notes due November 1, 2020 (the “2020 Notes”), and in order to manage our exposure to variability in the benchmark interest rates on which the fixed interest rates of these notes would be based, we entered into T-Lock agreements with respect to $300 million of the 2015 Notes and $300 million of the 2020 Notes

(the “T-Locks”).  The T-Locks were designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Locks were entered into and the time the debt was priced.  The T-Locks are accounted for as cash flow hedges.  The T-Locks were terminated on September 15, 2010 and we paid approximately $15 million, representing the losses on the T-Locks, to settle the agreements.  The losses are included in AOCI and are being amortized to financing costs over the terms of the 2015 and 2020 Notes.  See also Note 5 of the notes to the condensed consolidated financial statements for additional information.

At March 31, 2011, our accumulated other comprehensive loss account included $13 million of losses (net of tax of $9 million) related to Treasury Lock agreements.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2011.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; tapioca availability; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses, including National Starch; our ability to achieve budgets and to realize expected synergies; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; our ability to complete planned maintenance and investment projects successfully and on budget; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Forms 10-Q or 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, and is incorporated herein by reference.  There have been no material changes to our market risk during the three months ended March 31, 2011.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011.  The scope of the assessment included all of the subsidiaries of the Company except for the National Starch business, which was acquired on October 1, 2010.  The consolidated net sales of the Company for the three months ended March 31, 2011 were $1.46 billion of which National Starch represented $348 million.  The consolidated total assets of the Company as of March 31, 2011 were $5.26 billion of which National Starch represented $1.98 billion.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

On April 22, 2011, Western Sugar and two other sugar companies filed a complaint in the U.S. District Court for the Central District of California against The Corn Refiners Association (CRA) and certain member companies including the Company, alleging false and/or misleading statements concerning high fructose corn syrup in violation of the Lanham Act and California’s unfair competition law. The complaint seeks injunctive relief and unspecified damages. The Company believes that the suit is without merit and intends to vigorously defend the action.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Jan. 1 — Jan. 31, 2011	—	—	—	4,685 shares
Feb. 1 — Feb. 28, 2011	—	—	—	4,685 shares
March 1 — March 31, 2011	—	—	—	4,685 shares
Total	—		—

The Company has a stock repurchase program, which runs through November 30, 2015, that permits the Company to repurchase up to 5 million shares of its outstanding common stock.  As of March 31, 2011, the Company had repurchased 315 thousand shares under the program, leaving 4.7 million shares available for repurchase.

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE: May 6, 2011	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Executive Vice President and Chief Financial Officer

DATE: May 6, 2011	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

4.11	Amendment No. 1 to Private Shelf Agreement, dated as of February 25, 2011 by and between Corn Products International, Inc. and Prudential Management, Inc. and the other lenders party thereto.

11	Statement re: Computation of Earnings per Share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Corn Products International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as block text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as Amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as Amended, and otherwise are not subject to liability under those sections.