Form 10-Q
period 2011-06-30
CORN PRODUCTS INTERNATIONAL INC
filed 2011-08-05
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT July 29, 2011
Common Stock, $.01 par value	76,734,251 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales before shipping and handling costs	$1,667.3	$1,065.6	$3,202.9	$2,060.6
Less: shipping and handling costs	82.7	62.6	158.9	120.3
Net sales	1,584.6	1,003.0	3,044.0	1,940.3
Cost of sales	1,312.8	839.2	2,474.0	1,633.6
Gross profit	271.8	163.8	570.0	306.7

Operating expenses	137.3	73.2	268.5	143.0
Other (income), net	(2.9)	(4.0)	(63.3)	(5.4)
Restructuring / impairment charges	2.5	18.1	2.5	20.8

Operating income	134.9	76.5	362.3	148.3

Financing costs, net	19.0	6.8	45.6	11.5

Income before income taxes	115.9	69.7	316.7	136.8
Provision for income taxes	34.9	30.9	80.2	53.0
Net income	81.0	38.8	236.5	83.8
Less: Net income attributable to non-controlling interests	1.7	2.0	3.6	3.5
Net income attributable to CPI	$79.3	$36.8	$232.9	$80.3

Weighted average common shares outstanding:
Basic	76.8	75.5	76.6	75.4
Diluted	78.6	76.6	78.4	76.5

Earnings per common share of CPI:
Basic	$1.03	$0.49	$3.04	$1.06
Diluted	$1.01	$0.48	$2.97	$1.05

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$273	$302
Accounts receivable — net	801	735
Inventories	861	678
Prepaid expenses	24	20
Deferred income taxes	17	18
Total current assets	1,976	1,753

Property, plant and equipment — net	2,158	2,123
Goodwill — net	623	635
Other intangible assets — net	361	364
Deferred income taxes	64	71
Investments	10	12
Other assets	122	113
Total assets	$5,314	$5,071

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$115	$88
Deferred income taxes	10	12
Accounts payable and accrued liabilities	723	791
Total current liabilities	848	891

Non-current liabilities	250	240
Long-term debt	1,653	1,681
Deferred income taxes	249	249
Share-based payments subject to redemption	8	8

Equity
CPI Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares-$0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value — 76,732,016 and 76,034,780 shares issued at June 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	1,143	1,120
Less: Treasury stock (common stock; 79,702 and 11,529 shares at June 30, 2011 and December 31, 2010, respectively) at cost	(4)	(1)
Accumulated other comprehensive loss	(117)	(190)
Retained earnings	1,256	1,046
Total CPI stockholders’ equity	2,279	1,976
Non-controlling interests	27	26
Total equity	2,306	2,002

Total liabilities and equity	$5,314	$5,071

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Net income	$81	$39	$237	$84
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $7, $2, $31 and $28, respectively	11	3	51	(50)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $17, $12, $29, and $28, respectively	(28)	21	(48)	43
Currency translation adjustment	45	(24)	70	(17)
Comprehensive income	109	39	310	60
Comprehensive income attributable to non-controlling interests	(2)	(2)	(4)	(4)
Comprehensive income attributable to CPI	$107	$37	$306	$56

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Share-based Payments Subject to Redemption
Balance, December 31, 2010	$1	$1,120	$(1)	$(190)	$1,046	$26	$8
Net income attributable to CPI					233
Net income attributable to non-controlling interests						4
Dividends declared					(23)	(3)
Gains on cash flow hedges, net of income tax effect of $31				51
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $29				(48)
Repurchases of common stock			(3)
Share-based compensation		23
Currency translation adjustment				70
Balance, June 30, 2011	$1	$1,143	$(4)	$(117)	$1,256	$27	$8

	Total Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Share-based Payments Subject to Redemption
Balance, December 31, 2009	$1	$1,082	$(13)	$(308)	$919	$23	$14	$8
Net income attributable to CPI					80
Net income attributable to non-controlling interests						4
Dividends declared					(20)	(3)
Losses on cash flow hedges, net of income tax effect of $28				(50)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $28				43
Repurchases of common stock			(5)
Share-based compensation		5	12					(2)
Expiration of put option		14					(14)
Currency translation adjustment				(17)
Other						(1)
Balance, June 30, 2010	$1	$1,101	$(6)	$(332)	$979	$23	$—	$6

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2011	2010
Cash provided by operating activities:
Net income	$237	$84
Non-cash charges (credits) to net income:
Write-off of impaired assets	—	19
Depreciation and amortization	103	70
Changes in working capital:
Accounts receivable and prepaid items	(48)	(28)
Inventories	(169)	(10)
Accounts payable and accrued liabilities	(49)	92
Decrease (increase) in margin accounts	6	(43)
Other	22	1
Cash provided by operating activities	102	185

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(89)	(56)
Payment for acquisition	(15)	—
Cash used for investing activities	(104)	(56)

Cash provided by (used for) financing activities:
Proceeds from borrowings	28	218
Payments on debt	(44)	(159)
Bridge financing costs	—	(16)
Repurchases of common stock	(3)	(5)
Issuance of common stock	13	7
Dividends paid (including to non-controlling interests)	(24)	(23)
Excess tax benefit on share-based compensation	2	2
Cash provided by (used for) financing activities	(28)	24

Effect of foreign exchange rate changes on cash	1	(2)
Increase (decrease) in cash and cash equivalents	(29)	151
Cash and cash equivalents, beginning of period	302	175
Cash and cash equivalents, end of period	$273	$326

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2010 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2011 and 2010, and the financial position of the Company as of June 30, 2011.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.             New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income.  The objective of the Update is to improve the comparability, consistency, and transparency of financial reporting with respect to comprehensive income.  The Update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the Update requires an entity to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The Update is effective for interim and annual periods beginning after December 15, 2011.  The implementation of the guidance contained in this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements.  The Update requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual periods beginning after December 15, 2009.  The disclosures related to Level 3 fair value measurements are effective for interim and annual periods beginning after December 15, 2010.  The implementation of the guidance contained in this Update did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts to modify Step 1 of the goodwill impairment test for reporting units having a carrying value of zero or less.  The Update requires an entity having such a reporting unit to assess whether it is more likely than not that the reporting units’ goodwill is impaired.  If the entity determines that it is more likely than not that the goodwill of such a reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for that reporting unit.  Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.  Any goodwill impairments occurring after the initial adoption of the guidance in this Update should be included in earnings.  The Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The implementation of the guidance contained in this Update did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations to address diversity in practice regarding the presentation of pro forma revenue and earnings disclosures pertaining to business combinations.  The Update requires that entities present combined pro forma disclosures for business combinations consummated in the current year, as if the business combination occurred at the beginning of the comparable prior annual reporting period.  Additionally, the Update requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The implementation of the guidance in this Update affects future disclosures only, and will not have an impact on the Company’s consolidated financial position, results of operation, or cash flows.

3.             Acquisition

On October 1, 2010, the Company completed its acquisition of National Starch, a global provider of specialty starches, from Akzo Nobel N.V., a global coatings and specialty chemicals company, headquartered in The Netherlands.  The Company acquired 100 percent of National Starch through asset purchases in certain countries and stock purchases in certain countries.  The purchase price was $1.369 billion in cash.  The funding of the purchase price was provided principally from borrowings.  The results of National Starch are included in the Company’s consolidated results from October 1, 2010 forward.

The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on their fair values as of October 1, 2010, is provided below.  Goodwill represents the amount by which the purchase price exceeds the fair value of the net assets acquired.  It is estimated that approximately 15 percent of the goodwill associated with this acquisition is deductible for tax purposes.

(in millions)
Working capital	$244
Property, plant and equipment	549
Other assets	120
Intangible assets	359
Goodwill	378
Non-current liabilities assumed	(281)

Total purchase price	$1,369

Pro forma financial information:

Selected unaudited pro forma results of operations for the six months ended June 30, 2010, assuming the National Starch acquisition occurred as of January 1, 2009, is presented below:

(in millions, except per share)
Net sales	$2,594
Net income attributable to CPI	126
Pro forma earnings per common share of CPI:
Basic	$1.67
Diluted	$1.65

For the six months ended June 30, 2010, the National Starch financial statements excluded the effects of financing and taxes since Akzo Nobel, its previous parent company, used a centralized approach for cash management and to finance its global operations, as well as to manage its global tax position.  A 38 percent tax rate was used to tax effect certain pro forma adjustments.

The following table summarizes the Company’s intangible assets for the periods presented:

	As of June 30, 2011				As of December 31, 2010
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Trademarks/tradenames	$137	—	$137	—	$137	—	$137	—
Customer relationships	149	(5)	144	25	145	(2)	143	25
Technology	83	(6)	77	10	83	(2)	81	10
Other	5	(2)	3	8	5	(2)	3	8
Total intangible assets	$374	(13)	$361	19	$370	(6)	$364	19

The following table summarizes the Company’s amortization expense related to intangible assets for the periods presented:

	Six months ended June 30,
(in millions)	2011	2010
Amortization expense	$7	$—

The Company amortizes intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through June 30, 2011, the Company expects intangible asset amortization expense for full year 2011 and subsequent years as follows:

(in milllions)
2011	$14
2012	14
2013	14
2014	14
2015	14
2016	14

The estimates of future amortization expense for intangible assets may be affected by changes due to additional acquisitions, potential impairments and foreign currency fluctuations.

4.             Restructuring and Asset Impairment Charges

As part of a manufacturing optimization plan developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 the Company committed to a plan that will optimize its production capabilities at certain of its North American facilities.  The Company anticipates that its plan will be completed by September 30, 2012 at which time certain equipment will cease to be used.  As a result, the Company is accelerating the depreciation on this equipment to reflect its shorter useful life.  The Company recorded accelerated depreciation of $2.5 million in the second quarter of 2011 and will record accelerated depreciation of approximately $3.8 million per quarter until the completion of the plan when the equipment will be fully depreciated.

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

5.                                      Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed on a geographic regional basis.  The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, Middle East and Africa (“EMEA”).  Its North America segment includes businesses in the United States, Canada and Mexico.  The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador, Peru and the Southern Cone of South America, which includes Argentina, Chile and Uruguay.  Its Asia Pacific segment includes businesses in Korea, Malaysia, China, Japan, Indonesia, the Philippines, Singapore, India, Australia and New Zealand and tapioca root processing operations in Thailand.  The Company’s EMEA segment includes businesses in the United Kingdom, Germany, South Africa, Pakistan, Kenya and Nigeria.  As a result of the acquisition and integration of National Starch, the Company has changed its reporting segments.  Operations in Pakistan, Kenya and Nigeria that were historically reported as part of the former Asia/Africa segment (now Asia Pacific) are now included within the EMEA segment.  For comparability purposes, amounts for 2010 have been reclassified to reflect the new business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Net Sales
North America	$852.6	$582.7	$1,632.4	$1,123.4
South America	390.3	286.6	758.0	564.3
Asia Pacific	201.4	86.5	383.3	164.7
EMEA	140.3	47.2	270.3	87.9
Total	$1,584.6	$1,003.0	$3,044.0	$1,940.3

Operating Income
North America	$70.2	$59.6	$170.7	$98.0
South America	47.6	39.1	96.9	77.7
Asia Pacific	22.4	3.1	41.1	9.8
EMEA	21.7	9.8	43.7	16.2
Corporate	(16.5)	(13.1)	(31.0)	(25.7)
Sub-total	145.4	98.5	321.4	176.0
NAFTA award	—	—	58.4	—
Integration / acquisition costs	(8.0)	(3.9)	(15.0)	(6.9)
Restructuring/impairment charges	(2.5)	(18.1)	(2.5)	(20.8)
Total	$134.9	$76.5	$362.3	$148.3

(in millions)	At June 30, 2011	At December 31, 2010
Total Assets
North America	$2,748	$2,697
South America	1,276	1,174
Asia Pacific	777	728
EMEA	513	472
Total	$5,314	$5,071

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

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any Treasury Lock agreements outstanding at June 30, 2011.

On March 25, 2011, the Company entered into interest rate swap agreements that effectively convert the interest rate on the Company’s 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in earnings.  The fair value of these interest rate swap agreements approximated $7 million at June 30, 2011 and is reflected in the Condensed Consolidated Balance Sheet as a part of non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

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

At June 30, 2011, the Company’s AOCI account included $13 million of losses (net of tax of $8 million) related to Treasury Lock agreements.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of June 30, 2011, the Company had $66 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At June 30, 2011	At December 31, 2010	Balance Sheet Location	At June 30, 2011	At December 31, 2010

Commodity contracts	Accounts receivable-net	$34	$65	Accounts payable and accrued liabilities	$5	$4

				Non-current liabilities	2	—
Total		$34	$65		$7	$4

At June 30, 2011, the Company had outstanding futures and option contracts that hedge approximately 61 million bushels of forecasted corn purchases.  Also at June 30, 2011, the Company had outstanding swap and option contracts that hedge approximately 19 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

Derivatives in	Amount of Gains Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Reclassified from AOCI into Income	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Commodity contracts	$18	$5	Cost of sales	$46	$(33)
Interest rate contracts	—	—	Financing costs, net	(1)	—
Total	$18	$5		$45	$(33)

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Reclassified from AOCI into Income	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Commodity contracts	$82	$(78)	Cost of sales	$79	$(71)
Interest rate contracts	—	—	Financing costs, net	(2)	—
Total	$82	$(78)		$77	$(71)

At June 30, 2011, the Company’s AOCI account included approximately $57 million of gains on commodity hedging contracts, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the gains to be offset by changes in the underlying commodities cost.  Additionally, at June 30, 2011, the Company’s AOCI account included approximately $2 million of losses on Treasury Lock agreements, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of June 30, 2011				As of December 31, 2010
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—	$6	$6	$—	$—
Derivative assets	34	34	—	—	65	64	1	—
Derivative liabilities	7	3	4	—	4	—	4	—
Long-term debt	1,717	—	1,717	—	1,707	—	1,707	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At June 30, 2011, the carrying value and fair value of the Company’s long-term debt was $1.653 billion and $1.717 billion, respectively.

7.                                      Share-Based Compensation

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Total stock-based compensation expense included in net income	$4.1	$3.2	$7.4	$6.1
Income tax benefit related to stock-based compensation included in net income	$1.4	$1.1	$2.5	$2.0

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

The Company granted non-qualified options to purchase 438 thousand shares of the Company’s common stock during the six months ended June 30, 2011.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2011	June 30, 2010
Expected life (in years)	5.8	5.8
Risk-free interest rate	2.76%	2.71%
Expected volatility	32.71%	33.08%
Expected dividend yield	1.17%	1.94%

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

Stock option activity for the six months ended June 30, 2011 was as follows:

(dollars and shares in thousands)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,434	$27.49
Granted	438	47.96
Exercised	(550)	24.51
Cancelled	(37)	27.53
Outstanding at June 30, 2011	4,285	29.97	6.37	$108,486

Exercisable at June 30, 2011	3,110	27.94	5.47	$85,042

For the six months ended June 30, 2011, cash received from the exercise of stock options was $13 million and the excess tax benefit realized from the exercise of stock options was $2 million.  As of June 30, 2011, the total remaining unrecognized compensation cost related to stock options approximated $9 million, which will be amortized over the weighted-average period of approximately 1.5 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share)	2011	2010	2011	2010
Weighted average grant date fair value of stock options granted (per share)	$16.65	$10.04	$15.17	$8.41
Total intrinsic value of stock options exercised	$9,521	$1,208	$15,181	$6,813

Restricted Shares and Restricted Units of Common Stock:

The Company has granted shares of restricted common stock and restricted stock units to certain key employees.  The restricted shares and restricted units are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The fair value of the restricted stock and restricted units is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for restricted shares and restricted units for the three and six months ended June 30, 2011 aggregated $1.0 million and $1.8 million, respectively, as compared to $0.8 million and $1.9 million in the comparable prior year periods.

The following table summarizes restricted share and restricted stock unit activity for the six months ended June 30, 2011:

	Restricted Shares		Restricted Units
(in thousands except per share)	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Units	Weighted Average Fair Value
Non-vested at December 31, 2010	181	$30.04	113	$30.56
Granted	—	—	165	48.18
Vested	(32)	26.89	(56)	26.03
Cancelled	(6)	30.64	—	47.95
Non-vested at June 30, 2011	143	30.71	222	44.82

As of June 30, 2011, the total remaining unrecognized compensation cost related to restricted stock was $2 million, which will be amortized on a weighted-average basis over approximately 2.0 years.  As of June 30, 2011, the total remaining unrecognized compensation cost related to restricted units was $8 million, which will be amortized on a weighted-average basis over approximately 2.8 years.

8.                                      Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$1.7	$0.8	$1.2	$0.6	$3.4	$1.7	$2.5	$1.2
Interest cost	3.1	1.1	3.0	1.9	6.3	2.3	5.9	3.9
Expected return on plan assets	(3.7)	(1.1)	(2.9)	(2.2)	(7.2)	(2.3)	(5.6)	(4.3)
Amortization of net actuarial loss	0.4	0.3	0.6	0.1	0.7	0.6	1.2	0.2
Amortization of prior service cost	0.1	0.1	0.1	0.2	0.1	0.1	0.1	0.3
Amortization of transition obligation	—	—	0.2	—	—	—	0.3	—
Net pension cost	$1.6	$1.2	$2.2	$0.6	$3.3	$2.4	$4.4	$1.3

The Company currently anticipates that it will make approximately $14 million in cash contributions to its pension plans in 2011, consisting of $3 million to its US pension plans and $11 million to its non-US pension plans.  For the six months ended June 30, 2011, payments of $2 million and $7 million have been made to the US plans and non-US plans, respectively.

The following sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Service cost	$0.7	$0.6	$1.5	$1.2
Interest cost	1.2	1.0	2.5	2.0
Amortization of prior service cost	0.1	0.1	0.1	0.1
Amortization of net actuarial loss	0.2	0.2	0.4	0.4
Net postretirement benefit cost	$2.2	$1.9	$4.5	$3.7

9.                                      Inventories

Inventories are summarized as follows:

(in millions)	At June 30, 2011	At December 31, 2010
Finished and in process	$451	$345
Raw materials	329	266
Manufacturing supplies and other	81	67
Total inventories	$861	$678

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

On January 24 and 25, 2011, the Company received cash payments totaling $58.4 million from the Government of the United Mexican States pursuant to the corrected award.  Mexico made these payments pursuant to an agreement with Corn Products International that provides for terminating pending post-award litigation and waiving post-award interest.  The $58.4 million award is included in other income in the Company’s first half 2011 Condensed Consolidated Statement of Income.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s largest corn refiners and a major supplier of high-quality food ingredients, industrial products and specialty starches derived from the wet milling and processing of corn and other starch-based materials.  The corn refining industry is highly competitive.  Many of our products are viewed as commodities that compete with virtually identical products manufactured by other companies in the industry.  We have 37 manufacturing plants located throughout North America, South America, the Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer.  Our starches are a staple of the food, paper, textile and corrugating industries.

Second quarter and first half 2011 were strong periods for us as we achieved company record highs for net sales, operating income, net income and diluted earnings per common share.  Higher product selling prices, the impact of our acquired National Starch operations and the first quarter 2011 receipt of a $58 million cash payment from the Government of the United Mexican States pursuant to an award rendered in the Company’s favor by a North American Free Trade Agreement (“NAFTA”) Tribunal were the primary drivers of this record performance.  As expected, volumes were relatively stable as customers and consumers continue to deal with the challenging economy.  Our pricing remains strong as we manage through rising raw material costs.  Given our strong performance, we expect improved sales and earnings for full year 2011.

During the second quarter of 2011 we completed a 12-day maintenance project at Argo, our largest facility, which is located in Bedford Park, Illinois.  The cost of the maintenance project (approximately $13 million) was expensed in the second quarter.

Also, as part of a manufacturing optimization plan developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 we committed to a plan that will optimize our production capabilities at certain of our North American facilities.  We anticipate that our plan will be completed by September 30, 2012 at which time certain equipment will cease to be used.  As a result, we are accelerating the depreciation on this equipment to reflect its shorter useful life.  We recorded accelerated depreciation of $2.5 million in the second quarter of 2011 and will record accelerated depreciation of approximately $3.8 million per quarter until the completion of the plan when the equipment will be fully depreciated.

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

For The Three Months and Six Months Ended June 30, 2011

With Comparatives for the Three Months and Six Months Ended June 30, 2010

Net Income attributable to CPI. Net income for CPI for the quarter ended June 30, 2011 increased to $79.3 million, or $1.01 per diluted common share, from $36.8 million, or $0.48 per diluted common share, in the second quarter of 2010.  Net income for CPI for the six months ended June 30, 2011 increased to $232.9 million, or $2.97 per diluted common share, from $80.3 million, or $1.05 per diluted common share, in the prior year period.  The second quarter and first half 2011 results include after-tax costs of $5 million ($0.07 per diluted common share) and $10 million ($0.13 per diluted common share), respectively, related to the integration of National Starch.  Additionally, the second quarter and first half 2011 results include after-tax restructuring charges of $2 million ($0.02 per diluted common share) to accelerate the depreciation of certain equipment in connection with our manufacturing optimization plan in North America.  Our first half 2011 results also include a $58.4 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States (see Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional information).  The second quarter and first half 2010 results included after-tax charges for impaired assets and other costs associated with our operations in Chile of $18 million ($0.23 per diluted common share) and $20 million ($0.27 per diluted common share), respectively.  Additionally, in the second quarter and first half of 2010 we incurred after-tax acquisition-related costs of $3 million ($0.04 per diluted common share) and $5 million ($0.06 per diluted common share), respectively.

Without the integration costs, restructuring charges and the NAFTA award in 2011 and the impairment, restructuring and acquisition-related costs in 2010, net income for the second quarter and first half of 2011 would have grown 50 percent and 76 percent, respectively, over the comparable prior year periods, while our diluted earnings per common share would have risen 47 percent and 72 percent, respectively.  The net income growth for the second quarter of 2011 primarily reflects an increase in operating income driven principally by earnings of the acquired National Starch operations.  The net income growth for the first half of 2011 primarily reflects an increase in operating income driven by earnings of the acquired National Starch operations and organic earnings growth.  Higher financing costs partially offset the increased operating income in both the second quarter and first half of 2011.

Net Sales.  Second quarter net sales totaled $1.58 billion, up 58 percent from second quarter 2010 net sales of $1.00 billion.  The increase in net sales reflects a 34 percent volume increase driven by sales contributed by the acquired National Starch operations, price/product mix improvement of 20 percent and favorable currency translation of 4 percent due to stronger foreign currencies.  Net sales from the acquired National Starch operations totaled approximately $353 million, representing approximately 35 percent of our 58 percent sales increase.  Additionally, organic growth in each of our regions contributed to the sales increase.  Co-product sales of $281 million for second quarter 2011 increased approximately 58 percent from $177 million in the prior year period, driven by improved selling prices and increased volume.  Co-product sales from acquired operations contributed approximately $24 million, or 13 percent, of the increase.

North American net sales for second quarter 2011 increased 46 percent to $853 million, from $583 million a year ago, primarily driven by sales contributed by the acquired National Starch operations.  Without the acquired operations, net sales in North America would have increased 16 percent driven by improved price/product mix of 17 percent and a 1 percent increase attributable to currency translation, which more than offset a 2 percent volume decline.  In South America, second quarter 2011 net sales grew 36 percent to $390 million from $287 million a year ago, reflecting improved price/product mix of 27 percent and favorable currency translation of 9 percent.  Volume in the region was flat as compared to the year-ago period that included strong demand related to the World Cup event.  Asia Pacific second quarter 2011 net sales more than doubled to $201 million from $87 million a year ago, principally driven by sales contributed from acquired operations.  Without the acquired operations, net sales in Asia Pacific would have increased 18 percent reflecting price/product mix improvement of 16 percent and an 8 percent currency translation benefit associated with stronger foreign currencies, which more than offset an organic volume decline of 6 percent.  EMEA net sales for second quarter 2011 almost tripled to $140 million from $47 million a year ago, largely due to sales contributed from acquired operations.   Without the acquired operations, EMEA net sales would have increased 31 percent reflecting price/product mix improvement of 28 percent and organic volume growth of 5 percent, which more than offset a 2 percent decline attributable to weaker foreign currencies in the region.

First half 2011 net sales totaled $3.04 billion, up 57 percent from $1.94 billion a year ago.  The increase in net sales reflects a 36 percent volume increase driven by sales from the acquired National Starch operations, price/product mix improvement of 18 percent and favorable currency translation of 3 percent due to stronger foreign currencies.  Net sales from the acquired National Starch operations totaled approximately $701 million, representing approximately 36 percent of our 57 percent sales increase.  Additionally, organic growth in each of our regions contributed to the sales increase.  Co-product sales of $541 million for first half 2011 increased approximately 50 percent from $362 million in the prior year period, driven by improved selling prices and increased volume.  Co-product sales from acquired operations contributed approximately $44 million, or 12 percent, of the increase.

Net sales in North America for the first half of 2011 increased 45 percent to $1.63 billion from $1.12 billion a year ago, primarily driven by sales contributed by the acquired National Starch operations.  Without the acquired operations, net sales in North America would have increased 15 percent driven by improved price/product mix.  A 1 percent increase attributable to currency translation was offset by a slight organic volume decline. In South America, first half 2011 net sales grew 34 percent to $758 million from $564 million in the prior year period, reflecting improved price/product mix of 24 percent, a 3 percent volume increase and favorable currency translation of 7 percent.  Asia Pacific first half 2011 net sales more than doubled to $383 million from $165 million a year ago, principally driven by sales contributed from acquired operations.  Without the acquired operations, net sales in Asia Pacific would have increased 18 percent reflecting price/product mix improvement of 16 percent and a 6 percent currency translation benefit associated with stronger foreign currencies, which more than offset an organic volume decline of 4 percent.  EMEA net sales for first half 2011 more than tripled to $270 million from $88 million a year ago, largely due to sales contributed from acquired operations.  Without the acquired operations, EMEA net sales would have increased 40 percent reflecting price/product mix improvement of 31 percent and organic volume growth of 11 percent, which more than offset a 2 percent decline attributable to weaker foreign currencies in the region.

Cost of Sales and Operating Expenses. Cost of sales of $1.31 billion for the second quarter of 2011 increased 56 percent from $839 million in the prior year period.  Cost of sales of $2.47 billion for the first half of 2011 increased 51 percent from $1.63 billion a year ago.  More than half of these increases reflect costs associated with sales of National Starch products in the respective 2011 periods.  The remaining increases were driven principally by higher corn costs and currency translation.  Currency translation caused cost of sales for the second quarter and first half of 2011 to increase approximately 4 percent and 3 percent, respectively, from the year ago periods, reflecting the impact of stronger foreign currencies.  Gross corn costs per ton for the second quarter and first half of 2011 increased approximately 44 percent and 35 percent from the comparable prior year periods driven by higher market prices for corn.  Our gross profit margin for the second quarter and first half of 2011 was 17.2 percent and 18.7 percent, respectively, compared to 16.3 percent and 15.8 percent last year.  The improved margins primarily reflect the impact of the acquired National Starch operations and improved product selling prices.

Operating expenses for the second quarter and first half of 2011 increased to $137.3 million and $268.5 million, respectively, from $73.2 million and $143.0 million last year, primarily reflecting operating expenses of the acquired National Starch operations.  Additionally, expenses related to the integration of National Starch, higher compensation-related costs and stronger foreign currencies contributed to the increases.  Currency translation associated with the stronger foreign currencies caused operating expenses for the second quarter and first half of 2011 to increase approximately 4 percent and 3 percent, respectively, from the prior year periods.  Operating expenses, as a percentage of net sales, were 8.7 percent and 8.8 percent for the second quarter and first half of 2011, respectively, up from 7.3 percent and 7.4 percent in the comparable prior year periods.  Without integration and acquisition costs, operating expenses, as a percentage of net sales, would have been 8.2 percent and 8.3 percent for the second quarter and first half of 2011, respectively, up from 6.9 percent and 7.0 percent in the comparable prior year periods.

Other Income-net.  Other income-net was $2.9 million and $63.3 million for the second quarter and first half of 2011, respectively, as compared to $4.0 million and $5.4 million a year ago.  Other income-net for the first half of 2011 includes the $58.4 million NAFTA award received from the Government of the United Mexican States in the first quarter of 2011.

Operating Income.  Second quarter 2011 operating income increased 76 percent to $134.9 million from $76.5 million a year ago.  The current year period includes $8 million of costs pertaining to the integration of National Starch and a $3 million restructuring charge to accelerate the depreciation of certain equipment in connection with our manufacturing optimization plan in North America.  Second quarter 2010 included impairment/restructuring charges of $18 million and $4 million of acquisition-related costs.  Without the integration costs and restructuring charge in 2011 and the impairment, restructuring and acquisition-related costs in 2010, operating income for second quarter 2011 would have increased 48 percent from a year ago.  This growth was driven by earnings from the acquired National Starch operations.  Additionally, favorable currency translation due to stronger foreign currencies caused operating income to increase by approximately $4 million from the prior year period.  North America operating income for second quarter 2011 increased 18 percent to $70.2 million from $59.6 million a year ago.  The increase was driven by earnings from acquired operations, which more than offset costs associated with the successful completion of a 12-day maintenance project at Argo, our largest facility.  Without the earnings from acquired operations, operating income in the region would have declined approximately 23 percent primarily due to the cost of the large Argo maintenance project.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $2 million in the region.  South America operating income for second quarter 2011 increased 22 percent to $47.6 million from $39.1 million a year ago.  This increase primarily reflects the impact of improved product selling prices.  Additionally, translation effects associated with stronger South American currencies (particularly the Brazilian Real) caused operating income to increase by approximately $2 million in the region.  Asia Pacific operating income for second quarter 2011 increased significantly to $22.4 million from $3.1 million a year ago, due in large part, to earnings from acquired operations.  Without the earnings from acquired operations, operating income in the region would have grown approximately 76 percent, primarily driven by higher product selling prices.  EMEA operating income more than doubled to $21.7 million from $9.8 million a year ago driven by earnings from acquired operations.  Without the earnings from acquired operations, operating income would have declined approximately 7 percent from a year ago, primarily reflecting higher corn and energy costs.

First half 2011 operating income more than doubled to $362.3 million from $148.3 million a year ago.  The current year period includes the $58.4 million NAFTA award, $15 million of costs pertaining to the integration of National Starch and a $3 million restructuring charge to accelerate the depreciation of certain equipment in connection with our North American manufacturing optimization plan. Operating income for the first half of 2010 included impairment/restructuring charges of $21 million and $7 million of acquisition-related costs.  Without the NAFTA award and the integration and restructuring costs in 2011 and the impairment, restructuring and acquisition-related costs in 2010, operating income for first half 2011 would have increased 83 percent over the year ago period, as earnings grew in each of our regions.  Approximately 60 percent of this growth was attributable to earnings from the acquired National Starch operations.  The remaining increase primarily reflects organic earnings growth principally driven by improved product pricing.  Additionally, favorable currency translation due to stronger foreign currencies caused operating income to increase by approximately $7 million from the prior year period.  North America operating income for first half 2011 increased 74 percent to $170.7 million from $98.0 million a year ago.  Approximately 50 percent of this growth was attributable to earnings from acquired operations.  Without the earnings from acquired operations, operating income in the region would have grown approximately 24 percent, driven principally by higher product selling prices.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $3 million in the region.  South America operating income for first half 2011 increased 25 percent to $96.9 million from $77.7 million a year ago.  The increase in the region primarily reflects higher product selling prices.  Translation effects associated with stronger South American currencies (particularly the Brazilian Real) caused operating income to increase by approximately $3 million in the region.  Asia Pacific operating income for first half 2011 more than quadrupled to $41.1 million from $9.8 million a year ago, driven by earnings from acquired operations.  Without the earnings from acquired operations, operating income in the region would have declined approximately 7 percent mainly due to lower sales volumes and higher raw material costs.  EMEA operating income increased to $43.7 million from $16.2 million a year ago, due in large part, to earnings from acquired operations.  Without the earnings from acquired operations, operating income would have grown approximately 20 percent from a year ago, primarily driven by higher product selling prices and organic volume growth.

Financing Costs-net.  Financing costs for the second quarter and first half of 2011 increased to $19.0 million and $45.6 million, respectively, from $6.8 million and $11.5 million in the comparable prior year periods.  These increases primarily reflect higher average borrowings due to the National Starch acquisition.  An increase in foreign currency transaction losses also contributed to the higher financing costs.

Provision for Income Taxes.  Our effective income tax rate for the second quarter and first half of 2011 was 30.1 percent and 25.3 percent, respectively, as compared to 44.3 percent and 38.7 percent in the prior year periods.  Our effective income tax rate for the six months ended June 30, 2011 reflects the impact of the awarded damages of $58 million, which are not taxable in the United States.  Our effective income tax rates for the 2010 periods reflect the impact of the Chilean charge for impaired assets and other related costs and an increase to the valuation allowance for Chile.

 Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for the second quarter and first half of 2011 was $1.7 million and $3.6 million, respectively, as compared to $2.0 million and $3.5 million in the comparable prior year periods.  The changes primarily reflect earnings variances at our operations in Pakistan.

Comprehensive Income Attributable to CPI. We recorded comprehensive income of $107 million for the second quarter of 2011, as compared to $37 million in the prior year period.  The increase primarily reflects our net income growth and favorable currency translation attributable to stronger foreign currencies, which more than offset losses on cash flow hedges.  For the first half of 2011, we recorded comprehensive income of $306 million, as compared with $56 million a year ago.  The increase primarily reflects our net income growth and favorable currency translation attributable to stronger foreign currencies.  The favorable variances in the currency translation adjustment reflect a strengthening in end of period foreign currencies relative to the US dollar in 2011, as compared to a year ago when end of period foreign currencies had weakened.

Liquidity and Capital Resources

Cash provided by operating activities for the first half of 2011 decreased to $102 million from $185 million a year ago.  The decrease in operating cash flow primarily reflects an increase in our investment in working capital, which more than offset our net income growth.  The working capital increase was driven principally by an increase in inventories mainly attributable to higher commodity costs, as well as by an increase in accounts receivable primarily reflecting our sales growth.  Capital expenditures of $89 million for first half 2011 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be in the range of approximately $280 million to $300 million for full year 2011.

On June 6, 2011, we amended our senior unsecured $1 billion revolving credit agreement to extend the maturity date to June 6, 2014, from September 2, 2013, and to change applicable interest rates for borrowings under the revolving credit agreement.  We had $240 million of borrowings outstanding under our revolving credit facility at June 30, 2011.  In addition to borrowing availability under our revolving credit facility, we also have approximately $479 million of unused operating lines of credit in the various foreign countries in which we operate.

At June 30, 2011, we had total debt outstanding of $1.77 billion, relatively unchanged from December 31, 2010.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $350 million (principal amount) of 3.2 percent notes due 2015, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $115 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 5.0 percent for the first six months of 2011, down from 5.5 percent in the comparable prior year period.

On May 18, 2011, our board of directors declared a quarterly cash dividend of $0.16 per share of common stock, a 14 percent increase from the previous quarterly dividend of $0.14 per share.  This dividend was paid on July 25, 2011 to stockholders of record at the close of business on June 30, 2011.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested.  Approximately $244 million of our cash and cash equivalents as of June 30, 2011 is held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from our foreign subsidiaries. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At June 30, 2011, our accumulated other comprehensive loss account (“AOCI”) included $56 million of gains, net of tax of $33 million, related to these derivative instruments.  It is anticipated that these gains, net of tax, will be reclassified into earnings during the next twelve months.  We expect the gains to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At June 30, 2011, we had $66 million of net notional foreign currency forward contracts that hedged net liability transactional exposures.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At June 30, 2011, we did not have any T-Locks outstanding.

On March 25, 2011, we entered into interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $7 million at June 30, 2011 and is reflected in the Condensed Consolidated Balance Sheet as a part of non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

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

At June 30, 2011, our accumulated other comprehensive loss account included $13 million of losses (net of tax of $8 million) related to Treasury Lock agreements.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2011.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses, including National Starch; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Forms 10-Q or 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, and is incorporated herein by reference.  There have been no material changes to our market risk during the six months ended June 30, 2011.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011.  The scope of the assessment included all of the subsidiaries of the Company except for the National Starch business, which was acquired on October 1, 2010.  The consolidated net sales of the Company for the six months ended June 30, 2011 were $3.04 billion of which National Starch represented approximately $701 million.  The consolidated total assets of the Company as of June 30, 2011 were $5.31 billion of which National Starch represented approximately $1.94 billion.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

April 1 – April 30, 2011	—	—	—	4,685 shares
May 1 – May 31, 2011	—	—	—	4,685 shares
June 1 – June 30, 2011	—	—	—	4,685 shares
Total	—		—

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of June 30, 2011, we had repurchased 315 thousand shares under the program, leaving 4.7 million shares available for repurchase.

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE:	August 5, 2011	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Executive Vice President and Chief Financial Officer

DATE:	August 5, 2011	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

4.1

Amendment No. 2 to Revolving Credit Agreement dated as of June 6, 2011, among Corn Products International, Inc., as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of Montreal, as syndication agent, and Bank of America, N.A. and Citibank, N.A., as co-documentation agents, filed on June 9, 2011 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 6, 2011, File No. 1-13397.

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

101

The following financial information from Corn Products International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as Amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as Amended, and otherwise are not subject to liability under those sections.