Form 10-Q
period 2011-09-30
CORN PRODUCTS INTERNATIONAL INC
filed 2011-11-04
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 31, 2011
Common Stock, $.01 par value	75,788,602 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Net sales before shipping and handling costs	$1,712.1	$1,083.4	$4,915.1	$3,144.0
Less: shipping and handling costs	84.4	63.9	243.3	184.2
Net sales	1,627.7	1,019.5	4,671.8	2,959.8
Cost of sales	1,351.8	847.9	3,825.8	2,481.6
Gross profit	275.9	171.6	846.0	478.2

Operating expenses	131.2	81.6	399.7	224.5
Other (income), net	(1.4)	(1.8)	(64.7)	(7.2)
Restructuring / impairment charges	3.7	3.2	6.3	24.0

Operating income	142.4	88.6	504.7	236.9

Financing costs, net	12.7	30.2	58.3	41.7

Income before income taxes	129.7	58.4	446.4	195.2
Provision for income taxes	40.2	19.6	120.4	72.6
Net income	89.5	38.8	326.0	122.6
Less: Net income attributable to non-controlling interests	1.8	1.9	5.3	5.4
Net income attributable to CPI	$87.7	$36.9	$320.7	$117.2

Weighted average common shares outstanding:
Basic	76.5	75.6	76.5	75.5
Diluted	78.1	76.7	78.3	76.6

Earnings per common share of CPI:
Basic	$1.15	$0.49	$4.19	$1.55
Diluted	$1.12	$0.48	$4.10	$1.53

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$279	$302
Accounts receivable — net	780	735
Inventories	780	654
Prepaid expenses	26	20
Deferred income taxes	49	18
Total current assets	1,914	1,729

Property, plant and equipment — net	2,102	2,147
Goodwill — net	581	635
Other intangible assets — net	351	364
Deferred income taxes	58	71
Investments	9	12
Other assets	129	113
Total assets	$5,144	$5,071

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$122	$88
Deferred income taxes	—	12
Accounts payable and accrued liabilities	712	791
Total current liabilities	834	891

Non-current liabilities	214	240
Long-term debt	1,751	1,681
Deferred income taxes	236	249
Share-based payments subject to redemption	11	8

Equity
CPI Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 76,821,553 and 76,034,780 shares issued at September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	1,148	1,120
Less: Treasury stock (common stock; 1,079,277 and 11,529 shares at September 30, 2011 and December 31, 2010, respectively) at cost	(49)	(1)
Accumulated other comprehensive loss	(361)	(190)
Retained earnings	1,332	1,046
Total CPI stockholders’ equity	2,071	1,976
Non-controlling interests	27	26
Total equity	2,098	2,002

Total liabilities and equity	$5,144	$5,071

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Net income	$90	$39	$326	$123
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $18, $10, $13 and $18, respectively	(32)	17	19	(33)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $21, $8, $50, and $36, respectively	(36)	14	(84)	57
Actuarial gain on postretirement plan amendment, net of income tax effect of $9	14	—	14	—
Unrealized loss on investment, net of income tax effect	—	(1)	(1)	(1)
Currency translation adjustment	(189)	53	(119)	36
Comprehensive income	(153)	122	155	182
Comprehensive income attributable to non-controlling interests	(2)	(2)	(5)	(5)
Comprehensive income (loss) attributable to CPI	$(155)	$120	$150	$177

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2010	$1	$1,120	$(1)	$(190)	$1,046	$26	$8
Net income attributable to CPI					321
Net income attributable to non-controlling interests						5
Dividends declared					(35)	(4)
Gains on cash flow hedges, net of income tax effect of $13				19
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $50				(84)
Repurchases of common stock			(48)
Share-based compensation		28					3
Currency translation adjustment				(119)
Actuarial gain on postretirement plan amendment, net of income tax effect of $9				14
Other				(1)
Balance, September 30, 2011	$1	$1,148	$(49)	$(361)	$1,332	$27	$11

	Total Equity							Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Redeemable Common Stock	Payments Subject to Redemption
Balance, December 31, 2009	$1	$1,082	$(13)	$(308)	$919	$23	$14	$8
Net income attributable to CPI					117
Net income attributable to non-controlling interests						5
Dividends declared					(31)	(3)
Losses on cash flow hedges, net of income tax effect of $18				(33)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $36				57
Repurchases of common stock			(5)
Share-based compensation		7	18					(2)
Expiration of put option		14					(14)
Currency translation adjustment				36
Other				(1)		(1)
Balance, September 30, 2010	$1	$1,103	$—	$(249)	$1,005	$24	$—	$6

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2011	2010
Cash provided by operating activities:
Net income	$326	$123
Non-cash charges (credits) to net income:
Bridge loan financing cost charge	—	20
Write-off of impaired assets	—	19
Depreciation and amortization	156	105
Changes in working capital:
Accounts receivable and prepaid items	(83)	(25)
Inventories	(159)	(17)
Accounts payable and accrued liabilities	(37)	98
Decrease (increase) in margin accounts	(59)	10
Other	3	(8)
Cash provided by operating activities	147	325

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(158)	(90)
Payment for acquisition	(15)	—
Other	(1)	(1)
Cash used for investing activities	(174)	(91)

Cash provided by financing activities:
Proceeds from borrowings	98	1,306
Payments on debt	(13)	(75)
Bridge financing costs	—	(17)
Debt issuance costs	—	(14)
Repurchases of common stock	(48)	(5)
Issuance of common stock	15	11
Dividends paid (including to non-controlling interests)	(37)	(35)
Excess tax benefit on share-based compensation	2	3
Cash provided by financing activities	17	1,174

Effect of foreign exchange rate changes on cash	(13)	4
Increase (decrease) in cash and cash equivalents	(23)	1,412
Cash and cash equivalents, beginning of period	302	175
Cash and cash equivalents, end of period	$279	$1,587

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2010 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2011 and 2010, and the financial position of the Company as of September 30, 2011.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

Certain prior year amounts in the Condensed Consolidated Balance Sheet have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on previously recorded net income or cash flows.

2.                                      New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment.  The objective of this Update is to simplify how entities test goodwill for impairment.  The Update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test as described in FASB ASC Topic 350.  Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period.  The guidance in this Update is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company will perform its annual goodwill impairment testing in the fourth quarter of 2011 and plans to early adopt the provisions of this Update.  The implementation of the guidance contained in this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan.  The Update requires additional disclosures regarding the significant multiemployer plans in which an employer participates, the level of an employer’s participation including contributions made, and whether the contributions made represent more than five percent of the total contributions made to the plan by all contributing employers.  The expanded disclosures also address the financial health of significant multiemployer plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan.  The Update is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented.  The Company expects to implement the provisions of this Update for the year ending December 31, 2011.  The implementation of the guidance in this Update affects future disclosures only, and will not have an impact on the Company’s consolidated financial position, results of operation, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income.  The objective of the Update is to improve the comparability, consistency, and transparency of financial reporting with respect to comprehensive income.  The Update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the Update requires an entity to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The Update is effective for interim and annual periods beginning after December 15, 2011.  The implementation of the guidance contained in this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  The Update requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements were effective for interim and annual periods beginning after December 15, 2009.  The disclosures related to Level 3 fair value measurements were effective for interim and annual periods beginning after December 15, 2010.  The implementation of the guidance contained in this Update did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts to modify Step 1 of the goodwill impairment test for reporting units having a carrying value of zero or less.  The Update requires an entity having such a reporting unit to assess whether it is more likely than not that the reporting units’ goodwill is impaired.  If the entity determines that it is more likely than not that the goodwill of such a reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for that reporting unit.  Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.  Any goodwill impairments occurring after the initial adoption of the guidance in this Update should be included in earnings.  The Update was effective for fiscal years, and interim periods within those years, beginning after December 15,

2010.  The implementation of the guidance contained in this Update did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations to address diversity in practice regarding the presentation of pro forma revenue and earnings disclosures pertaining to business combinations.  The Update requires that entities present combined pro forma disclosures for business combinations consummated in the current year, as if the business combination occurred at the beginning of the comparable prior annual reporting period.  Additionally, the Update requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Update was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The implementation of the guidance in this Update affects future disclosures only, and will not have an impact on the Company’s consolidated financial position, results of operation, or cash flows.

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

(in millions)
Working capital	$262
Property, plant and equipment	549
Other assets	83
Intangible assets	359
Goodwill	353
Non-current liabilities assumed	(237)

Total purchase price	$1,369

Pro forma financial information:

Selected unaudited pro forma results of operations for the nine months ended September 30, 2010, assuming the National Starch acquisition occurred as of January 1, 2009, is presented below:

(in millions, except per share)
Net sales	$3,918
Net income attributable to CPI	201
Pro forma earnings per common share of CPI:
Basic	$2.66
Diluted	$2.62

For the nine months ended September 30, 2010, the National Starch financial statements excluded the effects of financing and taxes since Akzo Nobel, its previous parent company, used a centralized approach for cash management and to finance its global operations, as well as to manage its global tax position.  A 33 percent tax rate was used to tax effect certain pro forma adjustments.

Changes in the net carrying value of goodwill by segment are as follows:

(in millions)	North America	South America	Asia Pacific	EMEA	Total
Balance at December 31, 2010	$309	$102	$117	$107	$635
Purchase price adjustments	(7)	—	(9)	(23)	(39)
Translation and other	(8)	(5)	—	(2)	(15)
Balance at September 30, 2011	$294	$97	$108	$82	$581

Goodwill	$295	$97	$227	$82	$701
Accumulated impairment issues	(1)	—	(119)	—	(120)
Balance at September 30, 2011	$294	$97	$108	$82	$581

The following table summarizes the Company’s intangible assets for the periods presented:

	As of September 30, 2011				As of December 31, 2010
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Trademarks/tradenames	$137	—	$137	—	$137	—	$137	—
Customer relationships	142	(7)	135	25	145	(2)	143	25
Technology	83	(7)	76	10	83	(2)	81	10
Other	6	(3)	3	8	5	(2)	3	8
Total intangible assets	$368	(17)	$351	19	$370	(6)	$364	19

The following table summarizes the Company’s amortization expense related to intangible assets for the periods presented:

	Nine months ended September 30,
(in millions)	2011	2010
Amortization expense	$11	$—

The Company amortizes intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through September 30, 2011, the Company expects intangible asset amortization expense for full year 2011 and subsequent years as follows:

(in milllions)
2011	$14
2012	14
2013	14
2014	14
2015	14
2016	14

The estimates of future amortization expense for intangible assets may be affected by changes due to additional acquisitions, potential impairments and foreign currency fluctuations.

4.                                      Restructuring and Asset Impairment Charges

As part of a manufacturing optimization plan developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 the Company committed to a plan that will optimize its production capabilities at certain of its North American facilities.  The Company anticipates that its plan will be completed by September 30, 2012 at which time certain equipment will cease to be used.  As a result, the Company is recording restructuring charges to write the equipment off by September 30, 2012.  For the third quarter and first nine months of 2011, the Company recorded charges of $4 million and $6 million, respectively, of which $3 million and $5 million represent accelerated depreciation on the equipment.   The Company will record restructuring charges of $4 million per quarter until the completion of the plan when the equipment will be fully depreciated.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Net Sales
North America	$889.0	$577.8	$2,521.5	$1,701.2
South America	411.5	309.6	1,169.5	873.8
Asia Pacific	194.8	85.3	578.1	250.1
EMEA	132.4	46.8	402.7	134.7
Total	$1,627.7	$1,019.5	$4,671.8	$2,959.8

Operating Income
North America	$77.3	$66.5	$248.0	$164.6
South America	47.6	35.7	144.5	113.4
Asia Pacific	20.0	2.6	61.7	12.1
EMEA	21.5	9.9	65.2	26.4
Corporate	(15.0)	(12.4)	(46.6)	(38.2)
Sub-total	151.4	102.3	472.8	278.3
NAFTA award	—	—	58.4	—
Integration / acquisition costs	(5.3)	(10.5)	(20.2)	(17.4)
Restructuring/impairment charges	(3.7)	(3.2)	(6.3)	(24.0)
Total	$142.4	$88.6	$504.7	$236.9

(in millions)	At September 30, 2011	At December 31, 2010
Total Assets
North America	$2,749	$2,697
South America	1,176	1,174
Asia Pacific	732	728
EMEA	487	472
Total	$5,144	$5,071

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

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any Treasury Lock agreements outstanding at September 30, 2011.

On March 25, 2011, the Company entered into interest rate swap agreements that effectively convert the interest rate on the Company’s 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in earnings.  The fair value of these interest rate swap agreements approximated $21 million at September 30, 2011 and is reflected in the Condensed Consolidated Balance Sheet as a part of non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

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

At September 30, 2011, the Company’s AOCI account included $12 million of losses (net of tax of $8 million) related to Treasury Lock agreements.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of September 30, 2011, the Company had $216 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.  The fair value of these derivative instruments was $8 million at September 30, 2011.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At Sept. 30, 2011	At Decenber 31, 2010	Balance Sheet Location	At Sept. 30, 2011	At December 31, 2010

Commodity contracts	Accounts receivable-net	$9	$65	Accounts payable and accrued liabilities	$50	$4

				Non-current liabilities	10	—
Total		$9	$65		$60	$4

At September 30, 2011, the Company had outstanding futures and option contracts that hedge approximately 94 million bushels of forecasted corn purchases.  Also at September 30, 2011, the Company had outstanding swap and option contracts that hedge approximately 24 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Gains (Losses) Reclassified from AOCI into Income	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Commodity contracts	$(50)	$42	Cost of sales	$58	$22
Interest rate contracts	—	(15)	Financing costs, net	(1)	—
Total	$(50)	$27		$57	$22

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Gains (Losses) Reclassified from AOCI into Income	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Commodity contracts	$32	$(36)	Cost of sales	$136	$92
Interest rate contracts	—	(15)	Financing costs, net	(2)	1
Total	$32	$(51)		$134	$93

At September 30, 2011, the Company’s AOCI account included approximately $6 million of losses on commodity hedging contracts, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally, at September 30, 2011, the Company’s AOCI account included approximately $2 million of losses on Treasury Lock agreements, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of September30, 2011				As of December 31, 2010
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—	$6	$6	$—	$—
Derivative assets	30	9	21	—	65	64	1	—
Derivative liabilities	68	47	21	—	4	—	4	—
Long-term debt	1,888	—	1,888	—	1,707	—	1,707	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At September 30, 2011, the carrying value and fair value of the Company’s long-term debt was $1.75 billion and $1.89 billion, respectively.

7.                                      Share-Based Compensation

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Total stock-based compensation expense included in net income	$5.0	$2.9	$12.4	$9.0
Income tax benefit related to stock-based compensation included in net income	$1.4	$0.9	$3.9	$3.0

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

The Company granted non-qualified options to purchase 438 thousand shares of the Company’s common stock during the nine months ended September 30, 2011.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2011	September 30, 2010
Expected life (in years)	5.8	5.8
Risk-free interest rate	2.76%	2.71%
Expected volatility	32.71%	33.08%
Expected dividend yield	1.17%	1.94%

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

Stock option activity for the nine months ended September 30, 2011 was as follows:

(dollars and shares in thousands)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,434	$27.49
Granted	438	47.96
Exercised	(640)	24.25
Cancelled	(49)	28.58
Outstanding at September 30, 2011	4,183	30.12	6.15	$41,981

Exercisable at September 30, 2011	3,020	28.09	5.24	$33,689

For the nine months ended September 30, 2011, cash received from the exercise of stock options was $15 million and the excess tax benefit realized from the exercise of stock options was $2 million.  As of September 30, 2011, the total remaining unrecognized compensation cost related to stock options approximated $8 million, which will be amortized over the weighted-average period of approximately 1.2 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share)	2011	2010	2011	2010
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$15.17	$8.41
Total intrinsic value of stock options exercised	$3,068	$4,617	$18,250	$11,430

Restricted Shares and Restricted Units of Common Stock:

The Company has granted shares of restricted common stock and restricted stock units to certain key employees.  The restricted shares and restricted units are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The fair value of the restricted stock and restricted units is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for restricted shares and restricted units for the three and nine months ended September 30, 2011 aggregated $1.0 million and $2.9 million, respectively, as compared to $0.5 million and $2.4 million in the comparable prior year periods.

The following table summarizes restricted share and restricted stock unit activity for the nine months ended September 30, 2011:

	Restricted Shares		Restricted Units
(in thousands except per share)	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Units	Weighted Average Fair Value
Non-vested at December 31, 2010	181	$30.04	113	$30.56
Granted	—	—	171	48.18
Vested	(32)	26.89	(56)	26.03
Cancelled	(6)	30.64	(1)	47.99
Non-vested at September 30, 2011	143	30.71	227	44.89

As of September 30, 2011, the total remaining unrecognized compensation cost related to restricted stock was $1 million, which will be amortized on a weighted-average basis over approximately 1.7 years.  As of September 30, 2011, the total remaining unrecognized compensation cost related to restricted units was $8 million, which will be amortized on a weighted-average basis over approximately 2.6 years.

8.             Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$1.7	$0.9	$1.3	$0.7	$5.1	$2.6	$3.8	$1.9
Interest cost	3.2	1.2	3.0	2.0	9.5	3.5	8.9	5.9
Expected return on plan assets	(3.7)	(1.2)	(2.8)	(2.2)	(10.9)	(3.5)	(8.4)	(6.5)
Amortization of net actuarial loss	0.2	0.3	0.6	0.1	0.9	0.9	1.8	0.3
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	0.1	0.4
Amortization of transition obligation	—	—	0.1	—	—	—	0.4	—
Curtailment/settlement	1.5	—	—	—	1.5	—	—	—
Net pension cost	$2.9	$1.2	$2.2	$0.7	$6.2	$3.6	$6.6	$2.0

The Company currently anticipates that it will make approximately $27 million in cash contributions to its pension plans in 2011, consisting of $16 million to its US pension plans and $11 million to its non-US pension plans.  For the nine months ended September 30, 2011, payments of $16 million and $9 million have been made to the US plans and non-US plans, respectively.

The following sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Service cost	$0.4	$0.6	$1.9	$1.8
Interest cost	0.8	1.0	3.3	3.0
Amortization of prior service cost	(0.6)	—	(0.5)	0.1
Amortization of net actuarial loss	0.3	0.2	0.7	0.6
Net postretirement benefit cost	$0.9	$1.8	$5.4	$5.5

9.             Inventories

Inventories are summarized as follows:

(in millions)	At September 30, 2011	At December 31, 2010
Finished and in process	$442	$345
Raw materials	286	266
Manufacturing supplies and other	52	43
Total inventories	$780	$654

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

On January 24 and 25, 2011, the Company received cash payments totaling $58.4 million from the Government of the United Mexican States pursuant to the corrected award.  Mexico made these payments pursuant to an agreement with Corn Products International that provides for terminating pending post-award litigation and waiving post-award interest.  The $58.4 million award is included in other income in the Company’s Condensed Consolidated Statement of Income for the nine months ended September 30, 2011.

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

Net sales, operating income, net income and diluted earnings per common share for the third quarter and first nine months of 2011 grew substantially from the 2010 periods.  Higher product selling prices, the impact of our acquired National Starch operations and the first quarter 2011 receipt of a $58 million cash payment from the Government of the United Mexican States pursuant to an award rendered in the Company’s favor by a North American Free Trade Agreement (“NAFTA”) Tribunal were the primary drivers of this strong performance.  We have navigated challenging macroeconomic conditions and remain focused on successfully executing our plans.  Our risk management approach has helped us weather volatile raw material markets and kept us on track to deliver our goals.  Given our strong performance, we expect improved sales and earnings for full year 2011 as compared to 2010.

Also, as part of a manufacturing optimization plan developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 we committed to a plan that will optimize our production capabilities at certain of our North American facilities.  We anticipate that our plan will be completed by September 30, 2012 at which time certain equipment will cease to be used.  As a result, we are recording restructuring charges to write the equipment off by September 30, 2012.  For the third quarter and first nine months of 2011, we recorded charges of $4 million and $6 million, respectively, of which $3 million and $5 million represent accelerated depreciation on the equipment.  We will continue to record restructuring charges of $4 million per quarter until the completion of the plan when the equipment will be fully depreciated.

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

For The Three Months and Nine Months Ended September 30, 2011

With Comparatives for the Three Months and Nine Months Ended September 30, 2010

Net Income attributable to CPI. Net income for CPI for the quarter ended September 30, 2011 increased to $87.7 million, or $1.12 per diluted common share, from $36.9 million, or $0.48 per diluted common share, in the third quarter of 2010.  Net income for CPI for the nine months ended September 30, 2011 increased to $320.7 million, or $4.10 per diluted common share, from $117.2 million, or $1.53 per diluted common share, in the prior year period.  The results for the third quarter and first nine months of 2011 include after-tax costs of $4 million ($0.05 per diluted common share) and $14 million ($0.17 per diluted common share), respectively, related to the integration of National Starch.  Additionally, the results for the third quarter and first nine months of 2011 include after-tax restructuring charges of $2 million ($0.03 per diluted common share) and $4 million ($0.05 per diluted common share), respectively, relating to our manufacturing optimization plan in North America.  Our results for the nine months ended September 30, 2011 also include a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States (see Note 10 of the notes to the condensed consolidated financial statements for additional information).  The third quarter 2010 results included after-tax charges for bridge loan and other financing costs of $14 million ($0.18 per diluted common share), after-tax acquisition-related costs of $10 million ($0.13 per diluted common share) and after-tax charges of $1 million ($0.02 per diluted common share) principally consisting of employee severance and related benefit costs associated with the termination of employees in Chile.  The results for the nine months ended September 30, 2010 included the $14 million of after-tax charges for bridge loan and other financing costs ($0.18 per diluted common share), after-tax acquisition-related costs of $15 million ($0.19 per diluted common share) and after-tax charges of $22 million ($0.29 per diluted common share) for impaired assets and other costs associated with our operations in Chile.  See Note 4 of the notes to the condensed consolidated financial statements for additional information pertaining to the asset impairments and restructurings.

Without the integration costs, restructuring charges and the NAFTA award in 2011 and the impairment, restructuring, acquisition-related costs and bridge loan and other financing expenses in 2010, net income for the third quarter and first nine months of 2011 would have grown 50 percent and 67 percent, respectively, over the comparable prior year periods, while our diluted earnings per common share would have risen 48 percent and 63 percent, respectively.  The net income growth for the third quarter primarily reflects an increase in operating income driven principally by earnings of the acquired National Starch operations and, to a lesser extent, organic earnings growth.  Lower financing costs also contributed to the higher net income for the quarter.  The net income growth for the first nine months of 2011 primarily reflects an increase in operating income driven by earnings of the acquired National Starch operations and, to a lesser extent, organic earnings growth.  Higher financing costs partially offset the increased operating income for the first nine months of 2011.

Net Sales.  Third quarter net sales totaled $1.63 billion, up 60 percent from third quarter 2010 net sales of $1.02 billion.  The increase in net sales reflects a 33 percent volume increase driven by sales contributed by the acquired National Starch operations, price/product mix improvement of 24 percent and favorable currency translation of 3 percent due to stronger foreign currencies.  Net sales from the acquired National Starch operations totaled approximately $337 million, representing approximately 33 percent of our 60 percent sales increase.  Additionally, organic growth in each of our regions contributed to the sales increase.  Co-product sales of $295 million for third quarter 2011 increased approximately 61 percent from $183 million in the prior year period, driven by improved selling prices and increased volume.  Co-product sales from acquired operations contributed approximately $22 million, or 12 percent, of the increase.

North American net sales for third quarter 2011 increased 54 percent to $889 million, from $578 million a year ago, driven by sales contributed by acquired operations and organic growth.  Without the acquired operations, net sales in North America would have increased approximately 25 percent driven by improved price/product mix of 22 percent, volume growth of 2 percent and a 1 percent increase attributable to currency translation.  In South America, third quarter 2011 net sales grew 33 percent to $412 million from $310 million a year ago, reflecting improved price/product mix of 31 percent and favorable currency translation of 4 percent, which more than offset a 2 percent volume decline.  Asia Pacific third quarter 2011 net sales more than doubled to $195 million from $85 million a year ago, principally driven by sales contributed from acquired operations.  Without the acquired operations, net sales in Asia Pacific would have increased 19 percent reflecting price/product mix improvement of 12 percent and a 9 percent currency translation benefit associated with stronger foreign currencies, which more than offset an organic volume decline of approximately 2 percent.  EMEA net sales for third quarter 2011 almost tripled to $132 million from $47 million a year ago, largely due to sales contributed from acquired operations.   Without the acquired operations, EMEA net sales would have increased 18 percent reflecting price/product mix improvement of 21 percent, which more than offset a 3 percent decline attributable to weaker foreign currencies in the region.

Net sales for the nine months ended September 30, 2011 totaled $4.67 billion, up 58 percent from $2.96 billion a year ago.  The increase in net sales reflects a 35 percent volume increase driven by sales from the acquired National Starch operations, price/product mix improvement of 20 percent and favorable currency translation of 3 percent due to stronger foreign currencies.  Net sales from the acquired National Starch operations contributed approximately one-third of our net sales increase.  Organic growth in each of our regions, driven mainly by improved product selling prices, also contributed to the sales increase.  Co-product sales of $836 million for the first nine months of 2011 increased approximately 53 percent from $545 million in the prior year period, driven by improved selling prices and increased volume.  Co-product sales from acquired operations contributed approximately $66 million, or 12 percent, of the increase.

Net sales in North America for the first nine months of 2011 increased 48 percent to $2.52 billion from $1.70 billion a year ago, driven by sales contributed from acquired operations and organic growth.  Without the acquired operations, net sales in North America would have increased approximately 20 percent, reflecting price/product mix improvement of 18 percent, a 1 percent increase attributable to currency translation and modest volume growth.  In South America, net sales for the first nine months of 2011 grew 34 percent to $1.17 billion from $874 million in the prior year period, reflecting improved price/product mix of 26 percent, favorable currency translation of 6 percent and a 2 percent volume increase.  Net sales in Asia Pacific for the first nine months of 2011 more than doubled to $578 million from $250 million a year ago, principally driven by sales contributed from acquired operations.  Without the acquired operations, net sales in Asia Pacific would have increased 19 percent reflecting price/product mix improvement of 15 percent and a 7 percent currency translation benefit associated with stronger foreign currencies, which more than offset an organic volume decline of 3 percent.  EMEA net sales for the first nine months of 2011 nearly tripled to $403 million from $135 million a year ago, largely due to sales contributed from acquired operations.   Without the acquired operations, EMEA net sales would have increased 32 percent reflecting price/product mix improvement of 27 percent and organic volume growth of 8 percent, which more than offset a 3 percent decline attributable to weaker foreign currencies in the region.

Cost of Sales and Operating Expenses. Cost of sales of $1.35 billion for the third quarter of 2011 increased 59 percent from $848 million in the prior year period.  Cost of sales of $3.83 billion for the first nine months of 2011 increased 54 percent from $2.48 billion a year ago.  More than half of these increases reflect costs associated with sales of National Starch products in the respective 2011 periods.  The remaining increases were driven principally by higher corn costs and currency translation.  Currency translation caused cost of sales for both the third quarter and first nine months of 2011 to increase approximately 3 percent from the year ago periods, reflecting the impact of stronger foreign currencies.  Gross corn costs per ton for the third quarter and first nine months of 2011 increased approximately 49 percent and 40 percent, respectively, from the comparable prior year periods, driven by higher market prices for corn.  Our gross profit margin for the third quarter and first nine months of 2011 was 17.0 percent and 18.1 percent, respectively, compared to 16.8 percent and 16.2 percent last year.  The improved margins primarily reflect the impact of the acquired National Starch operations and improved product selling prices.

Operating expenses for the third quarter and first nine months of 2011 increased to $131.2 million and $399.7 million, respectively, from $81.6 million and $224.5 million last year, primarily reflecting operating expenses of the acquired National Starch operations.  Additionally, expenses related to the integration of National Starch, higher compensation-related costs and stronger foreign currencies contributed to the increases.   Currency translation associated with the stronger foreign currencies caused operating expenses for the third quarter and first nine months of 2011 to increase approximately 1 percent and 2 percent, respectively, from the prior year periods.  Operating expenses, as a percentage of net sales, were 8.1 percent and 8.6 percent for the third quarter and first nine months of 2011, respectively, up from 8.0 percent and 7.6 percent in the comparable prior year periods.  Without integration and acquisition costs, operating expenses, as a percentage of net sales, would have been 7.7 percent and 8.1 percent for the third quarter and first nine months of 2011, respectively, up from 7.0 percent in both the third quarter and first nine months of 2010.

Other Income-net.  Other income-net was $1.4 million and $64.7 million for the third quarter and first nine months of 2011, respectively, as compared to $1.8 million and $7.2 million a year ago.  Other income-net for the first nine months of 2011 includes the $58.4 million NAFTA award received from the Government of the United Mexican States in the first quarter of 2011.

Operating Income.  Third quarter 2011 operating income increased 61 percent to $142.4 million from $88.6 million a year ago.  The current year period includes $5 million of costs pertaining to the integration of National Starch and a $4 million restructuring charge to reduce the carrying value of certain equipment in connection with our manufacturing optimization plan in North America.  Third quarter 2010 included $11 million of acquisition-related costs and a restructuring charge of $3 million principally consisting of employee severance and related benefit costs associated with the termination of employees in Chile.  Without the integration and restructuring costs in 2011 and the restructuring and acquisition-related costs in 2010, operating income for third quarter 2011 would have increased 48 percent from a year ago.  This increase was driven by earnings from the acquired National Starch operations and, to a lesser extent, organic earnings growth.  Favorable currency translation due to stronger foreign currencies caused operating income to increase by approximately $2 million from the prior year period.  North America operating income for third quarter 2011 increased 16 percent to $77.3 million from $66.5 million a year ago.  The increase was driven by earnings from acquired operations.  Without the earnings from acquired operations, operating income in the region would have declined approximately 10 percent principally due to higher corn costs.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $1 million in the region.  South America operating income for third quarter 2011 increased 33 percent to $47.6 million from $35.7 million a year ago.  This increase primarily reflects the impact of improved product selling prices.  Translation effects associated with stronger South American currencies (particularly the Brazilian Real) caused operating income to increase by approximately $1 million in the region.  Asia Pacific operating income for third quarter 2011 increased significantly to $20.0 million from $2.6 million a year ago, due in large part, to earnings from acquired operations.  Without the earnings from acquired operations, operating income in the region would have grown approximately 9 percent, primarily driven by higher product selling prices.  EMEA operating income more than doubled to $21.5 million from $9.9 million a year ago driven by earnings from acquired operations.  Without the earnings from acquired operations, operating income would have declined approximately 4 percent from a year ago, primarily reflecting higher corn and energy costs.

Operating income for the nine months ended September 30, 2011 increased to $504.7 million from $236.9 million a year ago.  The current year period includes the $58 million NAFTA award, $20 million of costs pertaining to the integration of National Starch and a $6 million restructuring charge to reduce the carrying value of certain equipment in connection with our North American manufacturing optimization plan.  Operating income for the first nine months of 2010 included impairment/restructuring charges of $24 million and $17 million of acquisition-related costs.  Without the NAFTA award and the integration and restructuring costs in 2011 and the impairment, restructuring and acquisition-related costs in 2010, operating income for the first nine months of 2011 would have increased 70 percent over the year ago period, as earnings grew in each of our regions.  This increase was driven by earnings from the acquired National Starch operations and, to a lesser extent, organic earnings growth in each of our regions principally driven by improved product pricing.  Additionally, favorable currency translation due to stronger foreign currencies caused operating income to increase by approximately $9 million from the prior year period.  North America operating income for the first nine months of 2011 increased 51 percent to $248.0 million from $164.6 million a year ago.  Approximately 40 percent of this growth was attributable to earnings from acquired operations.  Without the earnings from acquired operations, operating income in the region would have grown approximately 11 percent, driven principally by higher product selling prices.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $4 million in the region.  South America operating income for the first nine months of 2011 increased 27 percent to $144.5 million from $113.4 million a year ago.  The increase in the region primarily reflects higher product selling prices.  Translation effects associated with stronger South American currencies (particularly the Brazilian Real) caused operating income to increase by approximately $4 million in the region.  Asia Pacific operating income for the first nine months of 2011 increased to $61.7 million from $12.1 million a year ago, driven by earnings from acquired operations.  Without the earnings from acquired operations, operating income in the region would have been relatively unchanged from a year ago.  Translation effects associated with stronger Asian currencies (particularly the Korean Won) caused operating income to increase by approximately $1 million in the region.  EMEA operating income increased to $65.2 million from $26.4 million a year ago, due in large part, to earnings from acquired operations.  Without the earnings from acquired operations, operating income would have grown approximately 11 percent from a year ago, primarily driven by higher product selling prices and organic volume growth.

Financing Costs-net.   Financing costs for the third quarter and first nine months of 2011 were $12.7 million and $58.3 million, respectively, as compared to $30.2 million and $41.7 million in the comparable prior year periods.  The 2010 periods included a $20 million charge for bridge loan financing fees related to the acquisition of National Starch.  Without this charge, financing costs for the third quarter and first nine months of 2011 would have increased approximately 22 percent and 166 percent, respectively.  These increases primarily reflect interest expense on our higher average borrowings due to the National Starch acquisition.  Foreign currency transaction gains partly offset the increased interest expense for third quarter 2011.

Provision for Income Taxes.  Our effective income tax rate for the third quarter and first nine months of 2011 was 31.0 percent and 27.0 percent, respectively, as compared to 33.6 percent and 37.2 percent in the prior year periods.  Our effective income tax rate for the nine months ended September 30, 2011 reflects the impact of the awarded damages of $58 million, which are not taxable in the United States.  Our effective income tax rates for the 2010 periods reflect the impact of the Chilean charge for impaired assets and other related costs and an increase to the valuation allowance for Chile, the majority of which was recorded in the  second quarter of 2010.

Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for the third quarter and first nine months of 2011 was $1.8 million and $5.3 million, respectively, consistent with the comparable prior year periods.

Comprehensive Income (Loss) Attributable to CPI. We recorded a comprehensive loss of $155 million for the third quarter of 2011, as compared to comprehensive income of $120 million in the prior year period.  For the first nine months of 2011, we recorded comprehensive income of $150 million, as compared with $177 million a year ago.  The decreases primarily reflect unfavorable currency translation attributable to weaker foreign currencies and losses on cash flow hedges, which more than offset our net income growth.  The unfavorable variances in the currency translation adjustment reflect a weakening in end of period foreign currencies relative to the US dollar in 2011, as compared to a year ago when end of period foreign currencies had strengthened.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 2011 decreased to $147 million from $325 million a year ago.  The decrease in operating cash flow primarily reflects an increase in our investment in working capital, which more than offset our net income growth.  The working capital increase was driven principally by an increase in inventories mainly attributable to higher commodity costs.  An increase in accounts receivable primarily reflecting our sales growth and an increase in our margin accounts relating to commodity hedging contracts also contributed to the reduced operating cash flow in 2011.  Capital expenditures of $158 million for the first nine months of 2011 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be in the range of approximately $220 million to $250 million for full year 2011.

On June 6, 2011, we amended our senior unsecured $1 billion revolving credit agreement to extend the maturity date to June 6, 2014, from September 2, 2013, and to change applicable interest rates for borrowings under the revolving credit agreement.  We had $324 million of borrowings outstanding under our revolving credit facility at September 30, 2011.  In addition to borrowing availability under our revolving credit facility, we also have approximately $458 million of unused operating lines of credit in the various foreign countries in which we operate.

At September 30, 2011, we had total debt outstanding of $1.87 billion, as compared to $1.77 billion at December 31, 2010.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $350 million (principal amount) of 3.2 percent notes due 2015, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $122 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.9 percent for the first nine months of 2011, down from 5.5 percent in the comparable prior year period.

On September 21, 2011, our board of directors declared a quarterly cash dividend of $0.16 per share of common stock.  This dividend was paid on October 25, 2011 to stockholders of record at the close of business on October 3, 2011.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested.  Approximately $244 million of our cash and cash equivalents as of September 30, 2011 is held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from our foreign subsidiaries. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At September 30, 2011, our accumulated other comprehensive loss account (“AOCI”) included $12 million of losses, net of tax of $6 million, related to these derivative instruments.  It is anticipated that approximately $6 million of these losses, net of tax, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At September 30, 2011, we had $216 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.  The fair value of these derivative instruments was $8 million at September 30, 2011.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At September 30, 2011, we did not have any T-Locks outstanding.

On March 25, 2011, we entered into interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $21 million at September 30, 2011 and is reflected in the Condensed Consolidated Balance Sheet as a part of non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

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

At September 30, 2011, our accumulated other comprehensive loss account included $12 million of losses (net of tax of $8 million) related to Treasury Lock agreements.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2011.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, and is incorporated herein by reference.  There have been no material changes to our market risk during the nine months ended September 30, 2011.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

On April 22, 2011, Western Sugar and two other sugar companies filed a complaint in the U.S. District Court for the Central District of California against the Corn Refiners Association (CRA) and certain of its member companies, including the Company, alleging false and/or misleading statements relating to high fructose corn syrup in violation of the Lanham Act and California’s unfair competition law. The complaint seeks injunctive relief and unspecified damages.

On October 21, 2011, the U.S. District Court for the Central District of California dismissed all Federal and state claims against the Company and the other members of the CRA, with leave for the plaintiffs to amend their complaint, and also dismissed all state law claims against the CRA.

The state law claims against the CRA were dismissed pursuant to a California law known as the anti-SLAPP (Strategic Lawsuit Against Public Participation) statute, which, according to the court’s opinion, allows early dismissal of meritless first amendment cases aimed at chilling expression through costly, time-consuming litigation.  The court held that the CRA’s statements were protected speech made in a public forum in connection with an issue of public interest (high fructose corn syrup).  Under the anti-SLAPP statute, the CRA is entitled to recover its attorney’s fees and costs from the plaintiffs.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

July 1 – July 31, 2011	—	—	—	4,685 shares
August 1 – August 31, 2011	1,000	45.13	1,000	3,685 shares
Sept. 1 – Sept. 30, 2011	—	—	—	3,685 shares
Total	1,000		1,000

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of September 30, 2011, we had repurchased 1.3 million shares under the program, leaving 3.7 million shares available for repurchase.

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE: November 4, 2011	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Executive Vice President and Chief Financial Officer

DATE: November 4, 2011	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Statement re: Computation of Earnings per Share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Corn Products International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as Amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as Amended, and otherwise are not subject to liability under those sections.