Form 10-K
period 2011-12-31
CORN PRODUCTS INTERNATIONAL INC
filed 2012-02-27
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $55.28 on June 30, 2011, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $4,178,000,000.

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 23, 2012, was 76,199,000.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be distributed in connection with its 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

CORN PRODUCTS INTERNATIONAL, INC.

FORM 10-K

PART I.

ITEM 1.  BUSINESS

The Company

Corn Products International, Inc. was incorporated as a Delaware corporation in 1997 and its common stock is traded on the New York Stock Exchange.  Corn Products International, Inc., together with its subsidiaries, manufactures and sells a number of starch and sweetener ingredients to a wide variety of packaged foods, beverage, brewing and industrial customers around the world.

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “Corn Products,” “we,” “us,” and “our” shall mean Corn Products International, Inc. and its subsidiaries.

On February 14, 2012, the Company announced that it intends to change its name to Ingredion Incorporated pending shareholder approval at the annual meeting on May 15, 2012.  The name better reflects the Company’s position as a leading supplier of starch and sweetener ingredients to a range of industries, including packaged food, beverage, brewing and industrial customers.

On October 1, 2010, the Company acquired National Starch, a global developer and manufacturer of specialty modified starches from Akzo Nobel N.V., headquartered in the Netherlands.  National Starch is a recognized innovator in food ingredients.  Its technologies are supported by a research and development infrastructure and protected by more than 800 patents and patents pending, which drive development of advanced specialty starches for the next generation of food products.

Corn Products supplies a broad range of customers in many diverse industries around the world, including the food, beverage, brewing, pharmaceutical, paper and corrugated products, textile and personal care industries, as well as the global animal feed and corn oil markets.

Our product line includes starches and sweeteners, animal feed products and edible corn oils.  Our starch-based products include both industrial and food-grade starches.  Our sweetener products include glucose corn syrups, high maltose corn syrups, high fructose corn syrup (“HFCS”), caramel color, dextrose, polyols, maltodextrins and glucose and corn syrup solids.

Our products are derived primarily from the processing of corn and other starch-based materials, such as tapioca, potato and rice.

Our manufacturing process is based on a capital-intensive, two-step process that involves the wet milling and processing of starch-based materials, primarily corn.  During the front-end process, corn is steeped in a water-based solution and separated into starch and co-products such as animal feed and corn oil.  The starch is then either dried for sale or further processed to make sweeteners, starches and other ingredients that serve the particular needs of various industries.

We believe our approach to production and service, which focuses on local management and production improvements of our worldwide operations, provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers through innovative solutions.

Our consolidated net sales were $6.22 billion in 2011.  Approximately 54 percent of our 2011 net sales were provided from our North American operations. Our South American operations provided 25 percent of net sales, while our Asia Pacific and EMEA (Europe, Middle East and Africa) operations contributed approximately 12 percent and 9 percent, respectively.

Products

Sweetener Products. Our sweetener products represented approximately 43 percent, 52 percent and 56 percent of our net sales for 2011, 2010 and 2009, respectively.

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

Dextrose: Dextrose has a wide range of applications in the food and confection industries, in solutions for intravenous and other pharmaceutical applications, and numerous industrial applications like wallboard, biodegradable surface agents and moisture control agents.

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

Starch Products.  Our starch products represented approximately 36 percent, 28 percent and 23 percent of our net sales for 2011, 2010 and 2009, respectively.  Starches are an important component in a wide range of processed foods, where they are used for adhesions, clouding, dusting, expansion, fat replacement, freshness, gelling, glazing, mouth feel, stabilization and texture. Cornstarch is sold to cornstarch packers for sale to consumers.  Starches are also used in paper production to create a smooth surface for printed communications and to improve strength in recycled papers. Specialty starches are used for enhanced drainage, fiber retention, oil and grease resistance, improved printability and biochemical oxygen demand control. In the corrugating industry, starches and specialty starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications.  The textile industry has successfully used starches and specialty starches to provide size and finishes for manufactured products.  Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling. Specialty starches are used for biomaterial applications including biodegradable plastics, fabric softeners and detergents, hair and skin care applications, dusting powders for surgical gloves and in the production of glass fiber and insulation.

Co-Products and others.  Co-products and others accounted for 21 percent, 20 percent and 21 percent of our net sales for 2011, 2010 and 2009, respectively.  Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods.  Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high protein feed for chickens, pet food and aquaculture.

Geographic Scope and Operations

We are principally engaged in the production of starches and sweeteners for a wide range of industries, and we manage our business on a geographic regional basis.  Our operations are classified into four reportable business segments based on the geographic organization of our business: North America, South America, Asia Pacific and EMEA.  In 2011, approximately 54 percent of our net sales were derived from operations in North America, while net sales from operations in South America represented 25 percent.  Our Asia Pacific and EMEA operations represented approximately 12 percent and 9 percent of our net sales, respectively.  See Note 14 of the notes to the consolidated financial statements entitled “Segment Information” for additional financial information with respect to our reportable business segments.

In general, demand for our products is balanced throughout the year.  However, demand for sweeteners in South America is greater in the first and fourth quarters (its summer season) while demand for sweeteners in North America is greater in the second and third quarters.  Due to the offsetting impact of these demand trends, we do not experience material seasonal fluctuations in our business.

Our North America segment consists of operations in the US, Canada and Mexico. The region’s facilities include 13 plants producing a range of both sweeteners and starches. Our plant in Bedford Park, Illinois is a major supplier of starch and dextrose products for our US and export customers. Our plants in Winston-Salem, North Carolina and Stockton, California enjoy strong market shares in their local areas, as do our Canadian plants in Cardinal, London and Port Colborne, Ontario. Our Winston-Salem, Stockton, Port Colborne and London plants primarily produce high fructose corn syrup. Plants in Indianapolis; North Kansas City, Missouri; and Charleston, South Carolina manufacture specialty starches for North American and European customers. We also have a plant in Mapleton, Illinois which produces a wide range of polyols, including liquid and crystalline sorbitol. We are the largest producer of corn-based starches and sweeteners in Mexico, with plants in Guadalajara, Mexico City and San Juan del Rio.

We are the largest manufacturer of corn-based starches and sweeteners in South America, with strong market shares in Argentina, Brazil, Chile, Colombia and Peru. Our South America segment includes 11 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose corn syrups and corn syrup solids, dextrins and maltodextrins, dextrose, specialty starches, caramel color, sorbitol and vegetable adhesives.

Our Asia/Pacific segment manufactures corn- and tapioca-based products in South Korea, Thailand, Australia and China.  The region’s facilities include 8 plants that produce modified, specialty, regular, waxy and tapioca starches, dextrins, glucose, dextrose, high fructose corn syrups and caramel color.

Our EMEA segment includes 5 plants that produce modified and specialty starches, glucose and dextrose in England, Germany, South Africa, Pakistan and Kenya.

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

Competition

The starch and sweetener industry is highly competitive.  Many of our products are viewed as basic commodity ingredients that compete with virtually identical products and derivatives manufactured by other companies in the industry. The US is a highly competitive market where there are other corn refiners, several of which are divisions of larger enterprises.  Some of these competitors, unlike us, have vertically integrated their corn refining and other operations.  Competitors include ADM Corn Processing Division (“ADM”) (a division of Archer-Daniels-Midland Company), Cargill, Inc., Tate & Lyle Ingredients Americas, Inc., and several others. Our operations in Mexico and Canada face competition from US imports and local producers including ALMEX, a Mexican joint venture between ADM and Tate & Lyle Ingredients Americas, Inc.  In South America, Cargill has corn-refining operations in Brazil and

Argentina. Many smaller local corn and tapioca refiners also operate in many of our markets. Competition within our markets is largely based on price, quality and product availability.

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

Customers

We supply a broad range of customers in over 60 industries. Approximately 31 percent of our 2011 net sales were to companies engaged in the processed foods industry and approximately 14 percent of our 2011 net sales were to companies engaged in the soft drink industry.  Additionally, sales to the animal feed market, the paper and corrugating industry, and the brewing industry represented approximately 12 percent, 10 percent and 9 percent of our 2011 net sales, respectively.

Raw Materials

Corn is the primary basic raw material we use to produce starches and sweeteners.  The supply of corn in the United States has been, and is anticipated to continue to be, adequate for our domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of various factors including: farmer planting decisions, climate, and government policies (including those related to the production of ethanol), livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements.  The Company also uses tapioca, potato, rice and sugar as a raw material.

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

Research and Development

With the acquisition of National Starch, the Company has obtained a global research and development capability concentrated in Bridgewater, New Jersey.  Activities at Bridgewater include plant science and physical, chemical and biochemical modifications to food formulation, as well as development of non-food applications such as starch-based biopolymers. In addition, Corn Products has product application technology centers that direct our product development teams worldwide to create product application solutions to better serve the ingredient needs of our customers.  Product development activity is focused on developing product applications for identified customer and market needs. Through this approach, we have developed value-added products for use by customers in various industries. We usually collaborate with customers to develop the desired product application either in the customers’ facilities, our technical service laboratories or on a contract basis. These efforts are supported by our marketing, product technology and technology support staff.  Research and development expense for 2011 was approximately $29 million.

Sales and Distribution

Our salaried sales personnel, who are generally dedicated to customers in a geographic region, sell our products directly to manufacturers and distributors. In addition, we have a staff that provides technical support to our sales personnel on an industry basis.  We generally contract with trucking companies to deliver our bulk products to customer destinations. In North America, we generally use trucks to ship to nearby customers. For those customers located considerable distances from our plants, we use either rail or a combination of railcars and trucks to deliver our products. We generally lease railcars for terms of five to fifteen years.

Patents, Trademarks and Technical License Agreements

We own a number of patents, including approximately 800 patents and patents pending through the acquisition of National Starch which relate to a variety of products and processes, and a number of established trademarks under which we market our products. We also have the right to use other patents and trademarks pursuant to patent and trademark licenses. We do not believe that any individual patent or trademark is material to our business. There is no currently pending challenge to the use or registration of any of our significant patents or trademarks that would have a material adverse impact on the Company or its results of operations if decided against us.

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

Employees

As of December 31, 2011 we had approximately 11,100 employees, of which approximately 1,900 were located in the United States.  Approximately 37 percent of US and 48 percent of our non-US employees are unionized.  In addition, the Company has approximately 800 temporary employees.

Government Regulation and Environmental Matters

As a manufacturer and maker of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various US, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act.  We and many of our products are also subject to regulation by various government agencies, including the United States Food and Drug Administration.  Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity and labeling.  Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on us in 2011.  We may also be required to comply with US, state, foreign and local laws regulating food handling and storage.  We believe these laws and regulations have not negatively affected our competitive position.

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

During 2011 we spent approximately $3 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects.  We currently anticipate that we will spend approximately $9 million for environmental facilities and programs in 2012 and a similar amount in 2013.

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

Name	Age	Positions, Offices and Business Experience

Ilene S. Gordon	58

Chairman of the Board, President and Chief Executive Officer of the Company since May 4, 2009. Ms. Gordon was President and Chief Executive Officer of Rio Tinto’s Alcan Packaging, a multinational business unit engaged in flexible and specialty packaging, from October 2007 until she took office as Chairman of the Board, President and Chief Executive Officer of the Company. From December 2006 to October 2007, Ms. Gordon was a Senior Vice President of Alcan Inc. and President and Chief Executive Officer of Alcan Packaging. Alcan Packaging was acquired by Rio Tinto in October 2007. From 2004 until December 2006, Ms. Gordon served as President of Alcan Food Packaging Americas, a division of Alcan Inc. From 1999 until Alcan’s December 2003 acquisition of Pechiney Group, Ms. Gordon was a Senior Vice President of Pechiney Group and President of Pechiney Plastic Packaging, Inc., a global flexible packaging business. Prior to joining Pechiney in June 1999, Ms. Gordon spent 17 years with Tenneco Inc., where she most recently served as Vice President and General Manager, heading up Tenneco’s folding carton business. Ms. Gordon also serves as a director of Arthur J. Gallagher & Co., an international insurance brokerage and risk management business, Northwestern Memorial Hospital, The Executives’ Club of Chicago, Economic Club of Chicago and The Chicago Council on Global Affairs. She is also a trustee of The Conference Board. Ms. Gordon served as a director of United Stationers Inc., a wholesale distributor of business products and a provider of marketing and logistics services to resellers, from January 2000 until May 2009. She holds a Bachelor’s degree in Mathematics from the Massachusetts Institute of Technology (MIT) and a Master’s degree in Management from MIT’s Sloan School of Management.

Cheryl K. Beebe	56

Executive Vice President and Chief Financial Officer since October 1, 2010. Ms. Beebe previously served as Vice President and Chief Financial Officer from February 2004 to September 30, 2010, as Vice President, Finance from July 2002 to February 2004, as Vice President from 1999 to 2002 and as Treasurer from 1997 to February 2004. Prior to that, she served as Director of Finance and Planning worldwide for the Corn Refining Business of CPC International, Inc., now Unilever Bestfoods (“CPC”), from 1995 to 1997 and as Director of Financial Analysis and Planning for Corn Products North America from 1993. Ms. Beebe joined CPC in 1980 and served in various financial positions in CPC’s US consumer food business, North American audit group and worldwide corporate treasury group. Ms. Beebe is a member of the Board of Directors of Packaging Corporation of America. She was a member of the Board of Trustees of Fairleigh Dickinson University from 2006 to 2009. She holds a Bachelor of Science degree in Accounting from Rutgers University and a Masters of Business Administration degree from Fairleigh Dickenson University.

Julio dos Reis	56

Senior Vice President and President, South America Ingredient Solutions since October 1, 2010. Mr. dos Reis served as Vice President and President, South America Division from September 1, 2010 to September 30, 2010. Mr. dos Reis previously served as President and General Manager of the South America Division’s Southern Cone from September 17, 2003 to August 31, 2010. Prior thereto, he joined CPC in February 1992 as Argentina’s Corporate Internal Audit Manager, and held positions of increasing responsibility, including Supply Chain Manager and Chief Financial Officer. Prior to joining CPC, he served in a number of management roles for IBM Corporation. He began his career with Price Waterhouse in 1977. He holds a Bachelor of Science degree in Business Administration from the University of Buenos Aires in Argentina; a postgraduate degree in Negotiation from the Pontificia Universidad Catolica Argentina, and a certificate from the Advanced Executive Program from the Kellogg School of Management at Northwestern University in Evanston, Illinois.

Jack C. Fortnum	55	Executive Vice President and President, Global Beverage, Industrial and North America Sweetener Solutions since October 1, 2010. Mr. Fortnum previously served as Vice President since 1999 and President of the North America Division from May 2004 to September 30, 2010. Prior to that he served as President, US/Canadian Region from July 2003 to May 2004, and as President, US Business from February 2002 until July 2003. Prior to that, Mr. Fortnum served as Executive Vice President, US/Canadian Region from August 2001 until February 2002, as the Controller from 1997 to 2001, as the Vice President of Finance for Refineries de Maiz, CPC’s Argentine subsidiary, from 1995 to 1997, as the Director of Finance and Planning for CPC’s Latin America Corn Refining Division from 1993 to 1995, and as the Vice President and Comptroller of Canada Starch Operating Company Inc., the Canadian subsidiary of CPC, and as the Vice President of Finance of the Canadian Corn Refining Business from 1989. Mr. Fortnum is a member of the Board of Directors of Greenfield Ethanol, Inc. He holds a Bachelors degree in Economics from the University of Toronto and completed the Senior Business Administration Course offered by McGill University.

Diane J. Frisch	57

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

Kimberly A. Hunter	50

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

Mary Ann Hynes	64

Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 1, 2010. Ms. Hynes previously served as Vice President, General Counsel and Corporate Secretary from March 2006 to September 30, 2010 and, additionally, Chief Compliance Officer since January 2008. Prior to that, Ms. Hynes was Senior Vice President and General Counsel, Chief Legal Officer for IMC Global Inc., a producer and distributor of crop nutrients and animal feed ingredients, from July 1999 to October 2004, and a consultant to The Mosaic Company, also a producer and distributor of crop nutrients and animal feed ingredients, from October 2004 to October 2005. The Mosaic Company acquired IMC Global Inc. in October 2004. Ms. Hynes is a member of the Board of Trustees of The John Marshall Law School and a director of the Dr. Scholl Foundation. She holds a Bachelors of Political Science and Mathematics from Loyola University, Juris Doctor and Master of Laws — Taxation degrees from The John Marshall Law School and an Executive Masters of Business Administration degree from the Lake Forest Graduate School of Business in Chicago.

Robin A. Kornmeyer	63

Vice President since September 2002 and Controller since January 2002. Mr. Kornmeyer previously served as Corporate Controller at Foster Wheeler Ltd., a worldwide engineering and construction company, from 2000 to 2002. He holds a Bachelors degree in Economics and Business Administration from Lebanon Valley College, Annville, Pennsylvania.

John F. Saucier	58

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

James P. Zallie	50

Executive Vice President and President, Global Ingredient Solutions since October 1, 2010. Mr. Zallie previously served as President and Chief Executive Officer of the National Starch business from January 2007 to September 30, 2010. Mr. Zallie worked for National Starch for more than 27 years in various positions of increasing responsibility, first in technical, then marketing and then international business management positions. He holds Master’s degrees in Food Science and Business Administration from Rutgers University and a Bachelor of Science degree in Food Science from Pennsylvania State University.

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

Economic conditions are weak in the US, the European Union and many other countries and regions in which we do business, and may remain challenging for the foreseeable future.  General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt markets and the strength of the US economy, the European Union economy and the local economies in which we operate.  While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.

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

In addition, the currently weak worldwide economic conditions and market instability make it difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can increase our inventory carrying costs.  Alternatively, this forecasting difficulty could cause a shortage of products that could result in an inability to satisfy demand for our products.

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

Our finished products are made primarily from corn. Purchased corn accounts for between 40 percent and 65 percent of finished product costs.  Some of our products are based upon specific varieties of corn that are produced in significantly less volumes than yellow dent corn.  Energy costs represent approximately 10 percent of our finished product costs. We use energy primarily to create steam in our production process and to dry product. We consume coal, natural gas, electricity, wood and fuel oil to generate energy.  The market prices for these commodities may vary considerably depending on supply and demand, world economies and other factors.  We purchase these commodities based on our anticipated usage and future outlook for these costs.  We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.  We have recently experienced issues with respect to energy in our Pakistan operations.

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

Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products containing sweetener products, including high fructose corn syrup, in favor of foods that are perceived as being more healthy, could reduce our sales and profitability, and such a reduction could be material.

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

Approximately 37 percent of our US and 48 percent of our non-US employees are members of unions.  Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

Our reliance on certain industries for a significant portion of our sales could have a material adverse affect on our business.

Approximately 31 percent of our 2011 sales were made to companies engaged in the processed foods industry and approximately 14 percent were made to companies in the soft drink industry.  Additionally, sales to the animal feed market, the paper and corrugating industry, and the brewing industry represented approximately 12 percent, 10 percent and 9 percent of our 2011 net sales, respectively.  If our processed foods customers, soft drink customers, brewing industry customers, paper and corrugating customers or animal feed customers were to substantially decrease their purchases, our business might be materially adversely affected.

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

In 2011, we recorded restructuring charges of $10 million relating to our manufacturing optimization plan in North America.  In 2010, we recorded a $24 million write-off for impairment and restructuring charges for the closure of our Chilean manufacturing plant.  In 2009, we recorded a write-off of $119 million of goodwill pertaining to our operation in South Korea.  See Note 4 of the notes to the consolidated financial statements included in this Form 10-K for additional information regarding these write-offs.

We perform an annual impairment assessment for goodwill and, as necessary, for long-lived assets.  If the results of such assessments were to show that the fair value of our property, plant and equipment or goodwill were less than the carrying values, we could be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material.  Our annual impairment assessment as of October 1, 2011 did not result in any additional impairment charges for the year.

Even though it was determined that there was no additional long-lived asset impairment as of October 1, 2011, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of October 1, 2012.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We operate, directly and through our consolidated subsidiaries, 37 manufacturing facilities, all of which are owned. In addition, we lease our corporate headquarters in Westchester, Illinois and our National Starch facility in Bridgewater, New Jersey. The following list details the locations of our manufacturing facilities within each of our four reportable business segments:

North America	South America	Asia Pacific	EMEA

Cardinal, Ontario, Canada	Baradero, Argentina	Lane Cove, Australia	Eldoret, Kenya
London, Ontario, Canada	Chacabuco, Argentina	Shanghai, China	Cornwala, Pakistan
Port Colborne, Ontario, Canada	Balsa Nova, Brazil	Shouguang, China	Faisalabad, Pakistan
San Juan del Rio, Queretaro, Mexico	Cabo, Brazil	Ichon, South Korea	Hamburg, Germany
Guadalajara, Jalisco, Mexico	Conchal, Brazil	Inchon, South Korea	Goole, United Kingdom
Mexico City, Edo, Mexico	Mogi-Guacu, Brazil	Ban Kao Dien, Thailand
Stockton, California, U.S.	Rio de Janeiro, Brazil	Kalasin, Thailand
Bedford Park, Illinois, U.S.	Trombudo, Brazil	Sikhiu, Thailand
Mapleton, Illinois, U.S.	Barranquilla, Colombia
Indianapolis, Indiana, U.S.	Cali, Colombia
North Kansas City, Missouri, U.S.	Lima, Peru
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

In recent years, we have made significant capital expenditures to update, expand and improve our facilities, spending $263 million in 2011.  We believe these capital expenditures will allow us to operate efficient facilities for the foreseeable future.  We currently anticipate that capital expenditures for 2012 will approximate $275 million to $325 million.

ITEM 3.  LEGAL PROCEEDINGS

On April 22, 2011, Western Sugar and two other sugar companies filed a complaint in the U.S. District Court for the Central District of California against the Corn Refiners Association (CRA) and certain of its member companies, including us, alleging false and/or misleading statements relating to high fructose corn syrup in violation of the Lanham Act and California’s unfair competition law. The complaint seeks injunctive relief and unspecified damages.

On October 21, 2011, the U.S. District Court for the Central District of California dismissed all Federal and state claims against us and the other members of the CRA, with leave for the plaintiffs to amend their complaint, and also dismissed all state law claims against the CRA.  On February 6, 2012, the plaintiffs filed a response to the second motion to dismiss.  We and the other member companies filed a reply to the plaintiffs’ response on February 27, 2012.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPO.”  The number of holders of record of our common stock was 6,214 at January 31, 2011.

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

The quarterly high and low sales prices for our common stock and cash dividends declared per common share for 2010 and 2011 are shown below.

	1st QTR	2nd QTR	3rd QTR	4th QTR

2011
Market prices
High	$52.07	$57.91	$59.50	$53.25
Low	44.51	50.30	38.87	36.65
Per share dividends	$0.14	$0.16	$0.16	$0.20

2010
Market prices
High	$35.73	$37.62	$39.36	$48.00
Low	26.23	30.25	28.70	37.12
Per share dividends	$0.14	$0.14	$0.14	$0.14

Issuer Purchases of Equity Securities:

The following table summarizes information with respect to our purchases of our common stock during the fourth quarter of 2011.

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Oct. 1 — Oct. 31, 2011	—	—	—	3,685 shares
Nov. 1 — Nov. 30, 2011	—	—	—	3,685 shares
Dec. 1 — Dec. 31, 2011	—	—	—	3,685 shares
Total	—	—	—

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of December 31, 2011, we had repurchased 1.3 million shares under the program, leaving 3.7 million shares available for repurchase.

ITEM 6.                              SELECTED FINANCIAL DATA

Selected financial data is provided below.

(in millions, except per share amounts)	2011		2010 (a)		2009		2008	2007

Summary of operations:
Net sales	$6,219		$4,367		$3,672		$3,944	$3,391
Net income attributable to CPI	416	(b)	169	(c)	41	(d)	267	198
Net earnings per common share of CPI:
Basic	$5.44	(b)	$2.24	(c)	$0.55	(d)	$3.59	$2.65
Diluted	$5.32	(b)	$2.20	(c)	$0.54	(d)	$3.52	$2.59
Cash dividends declared per common share of CPI	$0.66		$0.56		$0.56		$0.54	$0.40

Balance sheet data:
Working capital	$1,176		$881		$450		$415	$388
Property, plant and equipment-net	2,156		2,156		1,594		1,470	1,527
Total assets	5,317		5,040		2,952		3,207	3,103
Long-term debt	1,801		1,681		408		660	519
Total debt	1,949		1,769		544		866	649
Redeemable common stock	—		—		14		14	19
Total equity (e)	$2,133		$2,001		$1,704		$1,406	$1,626
Shares outstanding, year end	75.9		76.0		74.9		74.5	73.8

Additional data:
Depreciation and amortization	$211		$155		$130		$128	$125
Capital expenditures	263		159		146		228	177

(a)  Includes National Starch from October 1, 2010 forward.

(b)   Includes a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States, an after-tax gain of $18 million ($0.23 per diluted common share) pertaining to a change in a postretirement plan, after-tax charges of $7 million for restructuring costs ($0.08 per diluted common share) and after-tax costs of $21 million ($0.26 per diluted common share) relating to the integration of National Starch.  See Notes 3, 4, 9 and 13 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(c)   Includes $14 million of after-tax charges for bridge loan and other financing costs ($0.18 per diluted common share), after-tax acquisition-related costs of $26 million ($0.34 per diluted common share), after-tax charges of $22 million ($0.29 per diluted common share) for impaired assets and other costs primarily associated with our operations in Chile and after-tax charges of $18 million ($0.23 per diluted common share) relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules. See Notes 3, 4 and 6 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(d)  Includes after-tax charges for impaired assets and restructuring costs of $110 million, or $1.47 per diluted common share.  See Note 4 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(e)   Includes non-controlling interests.

ITEM 7.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a major supplier of high-quality food ingredients, industrial products and specialty starches to customers around the world.  We have 37 manufacturing plants located throughout North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer.  Our starches are a staple of the food, paper, textile and corrugating industries.

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

Net sales, operating income, net income and diluted earnings per common share for 2011 grew substantially from 2010.  Higher product selling prices, the impact of our acquired National Starch operations, the first quarter 2011 receipt of a $58 million cash payment from the Government of the United Mexican States pursuant to an award rendered in the Company’s favor by a North American Free Trade Agreement (“NAFTA”) Tribunal and a $30 million gain from a change in a postretirement plan in the fourth quarter of 2011 were the primary drivers of this strong performance.

Also, as part of a manufacturing optimization plan developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 we committed to a plan that will optimize our production capabilities at certain of our North American facilities.  We anticipate that our plan will be completed by September 30, 2012 at which time certain equipment will cease to be used.  As a result, we are recording restructuring charges to write the equipment off by September 30, 2012.  In 2011, we recorded charges of $10 million, of which $8 million represents accelerated depreciation on the equipment.  We will continue to record restructuring charges of $4 million per quarter until the completion of the plan when the equipment will be fully depreciated.

In 2011, we achieved organic sales and earnings growth in each of our segments, despite some significant headwinds.  We navigated a difficult economy in the United States and recession-like conditions in Europe.  Many of our international markets remained strong however, which helped us to mitigate these challenging economic conditions.  We also experienced extreme and unfavorable weather conditions - a tsunami and flooding in the Asia Pacific and cooler than normal temperatures in Brazil, which had an unfavorable impact on demand for certain of our products.  Additionally, we shut down our Argo plant, our largest manufacturing facility, for over a week during the second quarter to perform significant maintenance and then resumed production successfully.

All in all, 2011 was a strong year for us.  Despite the challenging economic and weather conditions around the world, we grew our profitability and invested for the future.  Additionally, our integration of the National Starch acquisition continues on track and we look forward to continued business growth in 2012.

As the year concluded, numerous foreign currencies devalued against the dollar.  We have a history of successfully implementing pricing actions to cover the unfavorable translation effect of foreign currency devaluations, and we expect to be able to do so again in 2012.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

RESULTS OF OPERATIONS

We have significant operations in North America, South America, Asia Pacific and EMEA.  For most of our foreign subsidiaries, the local foreign currency is the functional currency.  Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into US dollars at the applicable average exchange rates for the period.  Fluctuations in foreign currency exchange rates affect the US dollar amounts of our foreign subsidiaries’ revenues and expenses.  The impact of currency exchange rate changes, where significant, is provided below.

On October 1, 2010, we acquired National Starch, a global provider of specialty starches.  The results of National Starch are included in our consolidated financial results from October 1, 2010 forward.  As a result, there are significant fluctuations in our financial statements as compared to 2010.  While we identify significant fluctuations due to the acquisition, our discussion below also addresses results of operations absent the impact of the National Starch acquisition and acquired operations for the nine months ended September 30, 2011, where appropriate, to provide a more comparable and meaningful analysis.  Additionally, as a result of the acquisition and integration of National Starch, we have changed our reportable business segments.  Our operations in Pakistan, Kenya and Nigeria that were historically reported as part of the former Asia/Africa segment (now Asia Pacific) are now included within the EMEA segment.  For comparability purposes, amounts for 2010 and 2009 have been reclassified to reflect the new reportable business segments.  See also Note 14 of the notes to the consolidated financial statements for additional information.

2011 Compared to 2010

Net Income attributable to CPI.  Net income attributable to CPI for 2011 more than doubled to $416 million, or $5.32 per diluted common share, from 2010 net income of $169 million, or $2.20 per diluted common share.  Our results for 2011 include a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States (see Note 13 of the notes to the consolidated financial statements for additional information) and an after-tax gain of $18 million ($0.23 per diluted common share) pertaining to a change in a postretirement plan (see Note 9 of the notes to the consolidated financial statements for additional information).  Additionally, our 2011 results include after-tax costs of $21 million ($0.26 per diluted common share) relating to the integration of National Starch and after-tax restructuring charges of $7 million ($0.08 per diluted common share) associated with our manufacturing optimization plan in North America.  Our 2010 results include after-tax acquisition-related costs of $26 million ($0.34 per diluted common share), after-tax restructuring charges of $22 million ($0.29 per diluted common share) for impaired assets and other costs primarily associated with the closing of our plant in Chile, after-tax costs of $18 million ($0.23 per diluted common share) relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules and after-tax charges of $14 million for bridge loan and other financing costs ($0.18 per diluted common share) related to the acquisition of National Starch.  See also Note 4 of the notes to the consolidated financial statements for additional information pertaining to the asset impairments and restructurings.

Without the integration costs, restructuring charges, the NAFTA award, and the gain from the postretirement plan change in 2011 and the impairment, restructuring, acquisition-related costs and bridge loan and other financing expenses in 2010, net income for 2011 would have grown 47 percent from 2010, while our diluted earnings per common share would have risen 44 percent.  This net income growth primarily reflects an increase in operating income driven by earnings of the acquired National Starch operations and, to a lesser extent, organic earnings growth.  Higher financing costs partially offset the increased operating income.

Net Sales.  Net sales for 2011 increased to $6.22 billion from $4.37 billion in 2010, as sales grew in each of our segments.

A summary of net sales by reportable business segment is shown below:

(in millions)	2011	2010	Increase	% Change
North America	$3,356	$2,439	$917	38%
South America	1,569	1,241	328	26%
Asia Pacific	764	433	331	76%
EMEA	530	254	276	109%

Total	$6,219	$4,367	$1,852	42%

The increase in net sales reflects a 22 percent volume increase driven by sales for the first nine months of 2011 from our acquired National Starch operations, price/product mix improvement of 19 percent reflecting the pass through of higher raw material costs, and favorable currency translation of 1 percent due to stronger foreign currencies.  Organic sales growth in each of our segments was strong, driven mainly by improved product selling prices.  Organic volume was flat.  Co-product sales of approximately $1.12 billion for 2011 increased 43 percent from $781 million in 2010, driven by improved selling prices and increased volume.  Co-product sales from acquired operations for the first nine months of 2011 contributed approximately $66 million, or 8 percent, of the increase.

Sales in North America increased 38 percent reflecting sales contributed by the acquired National Starch operations and organic growth.  Without sales from the acquired operations for the nine months ended September 30, 2011, net sales on a comparable basis in North America would have increased approximately 18 percent, reflecting price/product mix improvement of 17 percent and a 1 percent increase attributable to currency translation.  Volume in the segment was flat.  Sales in South America increased 26 percent, driven by a 25 percent price/product mix improvement.  Favorable currency translation of 2 percent more than offset a 1 percent volume decline in the segment.  The volume decline primarily reflects cooler than normal weather conditions in Brazil which reduced demand for beer and soft drink products.  Additionally, our strategy to implement higher pricing contributed to the slight volume decline.  Sales in South America increased 26 percent, reflecting improved price/product mix of 25 percent and favorable currency translation of 2 percent, which more than offset a 1 percent volume decline.  Asia Pacific sales increased 76 percent, principally driven by sales contributed from acquired operations.  Without the acquired operations, Asia Pacific net sales, on a comparable basis, would have increased approximately 11 percent, reflecting price/product mix improvement of 11 percent and a 4 percent currency translation benefit associated with stronger foreign currencies, which more than offset an organic volume decline of 4 percent.  The impacts of a tsunami and flooding resulted in reduced demand for our products in the segment.  EMEA sales more than doubled, largely due to sales contributed from acquired operations.  Without the acquired operations, EMEA net sales, on a comparable basis, would have increased approximately 20 percent, driven by price/product mix improvement.  Organic volume growth of 3 percent was offset by a 3 percent decline attributable to weaker foreign currencies in the segment.

Cost of Sales.  Cost of sales for 2011 increased 40 percent to $5.09 billion from $3.64 billion in 2010.  More than half of this increase reflects costs associated with sales of products from acquired operations for the first nine months of 2011.  The remainder of the increase was driven principally by higher corn costs and, to a lesser extent, currency translation.  Currency translation caused cost of sales for 2011 to increase approximately 2 percent from 2010, reflecting the impact of stronger foreign currencies.  Gross corn costs per ton for 2011 increased approximately 36 percent from 2010, driven by higher market prices for corn.  Our gross profit margin for 2011 was 18 percent, compared to 17 percent in 2010, reflecting the impact of the acquired National Starch operations and improved product selling prices.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for 2011 increased to $543 million from $370 million in 2010.  This increase primarily reflects SG&A expenses of the acquired National Starch operations.  Additionally, higher compensation-related costs and stronger foreign currencies also contributed to the increase in SG&A expenses.  Currency translation caused operating expenses for 2011 to increase approximately 1 percent from 2010, reflecting the impact of stronger foreign currencies.  SG&A expenses for 2011 represented 9 percent of net sales, up from 8 percent in 2010.  Without integration and acquisition costs, SG&A expenses, as a percentage of net sales, would have been 8 percent in both 2011 and 2010.

Other Income-net.  Other income-net of $98 million for 2011 increased from other income-net of $10 million in 2010.  This increase primarily reflects the $58 million NAFTA award received from the Government of the United Mexican States in the first quarter of 2011 and a $30 million gain associated with a fourth quarter 2011 postretirement benefit plan change.

Operating Income.  A summary of operating income is shown below:

(in millions)	2011	2010	Favorable (Unfavorable) Variance	Favorable (Unfavorable) % Change
North America	$322	$249	$73	30%
South America	203	163	40	24%
Asia Pacific	79	28	51	181%
EMEA	84	37	47	126%
Corporate expenses	(64)	(51)	(13)	(26)%
NAFTA award	58	—	58	nm
Gain from change in postretirement plan	30	—	30	nm
Integration/acquisition costs	(31)	(35)	4	12%
Restructuring/impairment charges	(10)	(25)	15	59%
Charge for fair value mark-up of acquired inventory	—	(27)	27	nm
Operating income	$671	$339	$332	98%

Operating income for 2011 increased to $671 million from $339 million in 2010.  Operating income for 2011 includes the $58 million NAFTA award, a $30 million gain from a change in a postretirement plan, $31 million of costs pertaining to the integration of National Starch and a $10 million restructuring charge to reduce the carrying value of certain equipment in connection with our North American manufacturing optimization plan.  Operating income for 2010 included acquisition-related costs of $35 million, impairment/restructuring charges of $25 million and the flow through of $27 million of costs associated with acquired National Starch inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without the NAFTA award, the gain from the change in the postretirement plan and the integration and restructuring costs in 2011 and the impairment, restructuring, inventory mark-up charge and acquisition-related costs in 2010, operating income for 2011 would have increased 46 percent over the prior year, as earnings grew in each of our segments.  This increase was driven by earnings contributed during the first nine months of 2011 from the acquired National Starch operations and, to a lesser extent, organic earnings growth in each of our segments principally driven by improved product pricing.  Currency translation associated with stronger foreign currencies caused operating income to increase by approximately $4 million from 2010.  North America operating income increased 30 percent to $322 million from $249 million in 2010.  Approximately one-fourth of this growth was attributable to income for the first nine months of 2011 from acquired operations.  The remaining increase was primarily driven by higher product selling prices.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $3 million in North America.  South America operating income increased 24 percent to $203 million from $163 million in 2010.  Higher product selling prices drove this earnings growth.  Asia Pacific operating income almost tripled to $79 million from $28 million in 2010, driven by earnings from acquired operations.  Without the earnings from acquired operations, operating income in the segment, on a comparable basis, would have grown approximately 5 percent from a year ago.  This increase primarily reflects higher product selling prices and favorable currency translation.  Stronger foreign currencies (particularly the Korean Won) caused operating income to increase by approximately $1 million in the Asia Pacific.  EMEA operating income more than doubled to $84 million, from $37 million in 2010, due in large part to earnings from acquired operations.  Without the earnings from acquired operations, operating income, on a comparable basis, would have grown approximately 29 percent from a year ago, primarily driven by higher product selling prices and organic volume growth.  While energy infrastructure in Pakistan remains problematic, we installed equipment to help mitigate this issue in 2012.

Financing Costs-net.  Financing costs-net increased to $78 million in 2011 from $64 million in 2010.  The year ago period included a $20 million charge for bridge loan financing fees related to the acquisition of National Starch.  Without this charge in 2010, financing costs for 2011 would have increased approximately 76 percent.  This increase primarily reflects interest expense on our higher average borrowings due to the National Starch acquisition.

Provision for Income Taxes.  Our effective tax rate was 28.7 percent in 2011, as compared to 36.1 percent in 2010.  Our effective income tax rate for 2011 includes the benefit of the one-time recognition of tax free income related to the NAFTA award in pretax income, which lowered our effective income tax rate by 3.5 percent.  Our 2010 effective income tax rate included the impacts of the National Starch acquisition costs and the Chilean charges for impaired assets and other related costs and an increase in the valuation allowance for Chile.  The 2011 impact of National Starch acquisition costs, and changes to the Chilean valuation allowance were not material.  Without the impact of the items described above, our effective tax rates for 2011 and 2010 would have been approximately 32 percent and 33 percent, respectively.  See also Note 8 of the notes to the consolidated financial statements.

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests was $7 million in 2011, consistent with 2010.

Comprehensive Income.  We recorded comprehensive income of $193 million in 2011, as compared with $287 million in 2010.  The decrease primarily reflects unfavorable currency translation attributable to weaker foreign currencies and losses on cash flow hedges, which more than offset our net income growth.  The unfavorable variances in the currency translation adjustment reflect a weakening in end of period foreign currencies relative to the US dollar in 2011, as compared to a year ago when end of period foreign currencies had strengthened.

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

Without the bridge loan and other financing costs, and the impairment, restructuring and acquisition-related charges, net income for 2010 would have grown 65 percent over 2009, while our diluted earnings per common share would have risen 61 percent.  This net income growth primarily reflects an increase in operating income across all of our segments principally driven by organic sales volume growth, improved plant utilization rates, lower corn costs, stronger foreign currencies and the earnings from the acquired National Starch operations.

Net Sales.  Net sales for 2010 increased to $4.37 billion from $3.67 billion in 2009, as sales grew in each of our segments.

A summary of net sales by reportable business segment is shown below:

(in millions)	2010	2009	Increase	% Change
North America	$2,439	$2,268	$171	8%
South America	1,241	1,012	229	23%
Asia Pacific	433	233	200	86%
EMEA	254	159	95	60%

Total	$4,367	$3,672	$695	19%

The increase in net sales reflects a 21 percent volume improvement and favorable currency translation of 4 percent due to stronger foreign currencies, which more than offset a price/product mix decline of 6 percent primarily reflecting the normal relationship between lower corn costs and a corresponding decline in selling prices.  Net sales from the acquired National Starch operations totaled $351 million, representing approximately 10 percent of our 19 percent sales increase.  Additionally, we had strong organic volume growth across all of our segments and particularly in our international businesses.  Co-product sales of approximately $781 million for 2010 increased 16 percent from $673 million in 2009, as improved volume and currency translation more than offset lower selling prices.  Co-product sales from acquired operations contributed approximately $22 million, or 3 percent, of the increase.

Sales in North America increased 8 percent driven by sales contributed by the acquired National Starch operations.  Without the acquired operations, net sales in North America would have been flat as a 10 percent volume improvement and a 2 percent increase attributable to currency translation was offset by a price/product mix decline of 12 percent.  Volumes grew across the segment, led by strong organic growth in Mexico where demand for sweeteners from the beverage industry was particularly strong.  Improved demand in Canada and the US also contributed to the organic volume growth in North America.  Sales in South America increased 23 percent, as volume growth of 14 percent driven by strong demand from various industries and favorable currency translation of 10 percent more than offset a price/product mix decline of 1 percent.  Sales from acquired operations contributed 2 percent of the sales growth in the segment.  Asia Pacific sales increased 86 percent, driven in part by sales contributed by acquired operations.  Without the acquired operations, Asia Pacific net sales would have increased 46 percent, reflecting volume growth of 31 percent, primarily driven by significantly higher demand for sweeteners in South Korea, price/product mix improvement of 3 percent and a 12 percent benefit from currency translation associated with stronger Asian currencies.  EMEA sales increased 60 percent, driven in part by sales contributed by acquired operations.  Without the acquired operations, EMEA net sales would have increased 16 percent, reflecting price/product mix improvement of 16 percent and volume growth of 4 percent, both of which were driven by improved operations in Pakistan, which more than offset a 4 percent decline from currency translation attributable to weaker foreign currencies.

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

Selling, General and Administrative Expenses.  SG&A expenses for 2010 were $370 million, up from $247 million in 2009.  This increase primarily reflects SG&A expenses of the acquired National Starch operations and $35 million of costs pertaining to the acquisition of National Starch.  Higher compensation-related costs, a return to more historical run rates and stronger foreign currencies also contributed to the increase in SG&A expenses.  Currency translation caused operating expenses for 2010 to increase approximately 4 percent from 2009, reflecting the impact of stronger foreign currencies.  SG&A expenses for 2010 represented 8 percent of net sales, up from 7 percent in 2009.

Other Income-net.  Other income-net of $10 million for 2010 increased from other income-net of $5 million in 2009.  This increase primarily reflects higher tax recoveries and a $2 million gain associated with a customer bankruptcy settlement.

Operating Income.  A summary of operating income is shown below:

(in millions)	2010	2009	Favorable (Unfavorable) Variance	Favorable (Unfavorable) % Change
North America	$249	$177	$72	41%
South America	163	138	25	18%
Asia Pacific	28	(6)	34	533%
EMEA	37	23	14	59%
Corporate expenses	(51)	(54)	3	5%
Acquisition costs	(35)	—	(35)	nm
Impairment/restructuring charges	(25)	(125)	100	80%
Charge for fair value mark-up of acquired inventory	(27)	—	(27)	nm
Operating income	$339	$153	$186	122%

Operating income for 2010 increased to $339 million from $153 million in 2009.  Operating income for 2010 and 2009 include impairment/restructuring charges of $25 million and $125 million, respectively.  We also incurred $35 million of acquisition-related costs in 2010.  Additionally, our 2010 results include the flow through of $27 million of costs associated with acquired National Starch inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without the impairment, restructuring, inventory mark-up charge and acquisition-related costs, operating income for 2010 would have grown 53 percent over 2009.  Approximately 15 percent of this growth was attributable to earnings from the acquired National Starch operations.  The remaining increase of 38 percent reflects organic earnings growth in each of our segments principally driven by higher volume, lower corn costs, improved plant utilization rates and favorable currency translation.  Currency translation associated with stronger foreign currencies caused operating income to increase by approximately $20 million from 2009.  North America operating income increased 41 percent to $249 million from $177 million in 2009.  Approximately one-third of this growth was attributable to earnings from acquired operations.  The remaining increase was primarily driven by organic volume growth, lower corn costs and improved plant utilization rates.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $8 million in the segment.  South America operating income increased 18 percent to $163 million from $138 million in 2009.  This increase primarily reflects improved earnings in the Southern Cone of South America and Brazil driven by strong volume growth and favorable currency translation.  Translation effects associated with stronger South American currencies (particularly the Brazilian Real) caused operating income to increase by approximately $11 million in the segment.  Asia Pacific operating income grew $34 million to $28 million from an operating loss of $6 million in 2009, due in part to earnings from acquired operations.  Without the earnings from acquired operations, operating income would have more than tripled reflecting strong organic volume growth, particularly in South Korea and higher product selling prices.  Stronger foreign currencies caused operating income to increase by approximately $2 million in the region.  EMEA operating income rose 59 percent to $37 million, from $23 million in 2009, primarily driven by earnings from acquired operations.  Without the earnings from acquired operations, operating income would have grown approximately 46 percent, primarily driven by improved product pricing and stronger demand in Pakistan.  Weaker foreign currencies caused operating income to decrease by approximately $1 million in the segment.

Financing Costs-net.  Financing costs-net increased to $64 million in 2010 from $38 million in 2009.  This increase primarily reflects a $20 million charge for bridge loan financing costs recorded in the third quarter of 2010.  In connection with the acquisition of National Starch we had obtained a bridge loan financing commitment of $1.35 billion.  As a result of our September 2010 sale of $900 million aggregate principal amount of senior unsecured notes and the entry into our $1 billion revolving credit facility (see also Liquidity and Capital Resources section), we terminated the $1.35 billion bridge term loan facility.  Fees associated with the bridge loan totaling $20 million were expensed to financing costs in September 2010.  Without this charge, financing costs for 2010 would have increased approximately 18 percent from 2009, primarily reflecting higher average borrowings due to the National Starch acquisition and higher interest rates, partially offset by a reduction in foreign currency transaction losses and an increase in interest income driven by higher cash positions.

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

Comprehensive Income.  We recorded comprehensive income of $287 million in 2010, as compared with $327 million in 2009.  The decrease primarily reflects an unfavorable variance in the currency translation adjustment and reduced gains on cash flow hedges, which more than offset our net income growth.  The unfavorable variance in the currency translation adjustment reflects a more moderate strengthening in end of period foreign currencies relative to the US dollar, as compared to 2009, when end of period foreign currency appreciation was more significant.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, our total assets were $5.32 billion, up from $5.04 billion at December 31, 2010.  This increase primarily reflects increased inventories mainly attributable to higher corn costs, higher trade receivables driven by sales growth and a larger cash position, partially offset by translation effects associated with weaker end of period foreign currencies relative to the US dollar.  Total equity increased to $2.13 billion at December 31, 2011 from $2.00 billion at December 31, 2010, primarily reflecting our net income for 2011, partially offset by an increase in the accumulated other comprehensive loss due to unfavorable foreign currency translation and deferred losses on our commodity hedging contracts.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”).  On June 6, 2011, we amended our Revolving Credit Agreement to extend the maturity date to June 6, 2014, from September 2, 2013, and to change applicable interest rates for borrowings under the Revolving Credit Agreement.

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

At December 31, 2011, there were $376 million of borrowings outstanding under our revolving credit facility.  In addition, we have a number of short-term credit facilities consisting of operating lines of credit.  At December 31, 2011, we had total debt outstanding of $1.95 billion, compared to $1.77 billion at December 31, 2010.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $350 million (principal amount) of 3.2 percent notes due 2015, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $148 million of consolidated subsidiary debt consisting of local country short-term borrowings.  Corn Products International, as the parent company, guarantees certain obligations of its consolidated subsidiaries.  At December 31, 2011, such guarantees aggregated $77 million.  Management believes that such consolidated subsidiaries will meet their financial obligations as they become due.

Historically, the principal source of our liquidity has been our internally generated cash flow, which we supplement as necessary with our ability to borrow on our bank lines and to raise funds in the capital markets.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $424 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 4.8 percent and 5.5 percent for 2011 and 2010, respectively.  The weighted average interest rate for 2010 excludes the $20 million of bridge loan fees charged to financing costs in 2010.

Net Cash Flows

A summary of operating cash flows is shown below:

(in millions)	2011	2010
Net income	$423	$176
Gain from change in postretirement plan	(30)	—
Charge for fair value mark-up of acquired inventory	—	27
Bridge loan financing cost charge	—	20
Write-off of impaired assets	—	19
Depreciation and amortization	211	155
Deferred income taxes	18	(30)
Changes in working capital	(334)	45
Other	12	(18)

Cash provided by operations	$300	$394

Cash provided by operations was $300 million in 2011, as compared with $394 million in 2010.  The decrease in operating cash flow primarily reflects an increase in our investment in working capital, which more than offset our net income growth.  The working capital increase for 2011 was driven principally by an increase in inventories mainly attributable to higher commodity costs, an increase in accounts receivable primarily reflecting our sales growth and an increase in our margin accounts relating to commodity hedging contracts.  To manage price risk related to corn purchases in North America, we use derivative instruments (corn futures and options contracts) to lock in our corn costs associated with firm-priced customer sales contracts.  We are unable to hedge price risk related to co-product sales.  As the market price of corn fluctuates, our derivative instruments change in value and we fund any unrealized losses or receive cash for any unrealized gains related to outstanding corn futures and option contracts.  Due to the substantial change in the market price of corn in 2011, we were required to fund losses associated with our derivative instruments, particularly during the second half of 2011.  We expect that these cash payments will be recovered when the related corn is used in our manufacturing process and we collect the proceeds from the sales of our products to our customers.  We plan to continue to use corn futures and option contracts to hedge the price risk associated with firm-priced customer sales contracts in our North American business and accordingly, we will be required to make or be entitled to receive, cash deposits for margin calls depending on the movement in the market price for corn.

Listed below is our primary investing and financing activities for 2011:

Sources (Uses)
of Cash
(in millions)
Capital expenditures	$(263)
Proceeds from borrowings	182
Payments on debt	(22)
Repurchases of common stock	(48)
Dividends paid (including dividends of $4 to non-controlling interests)	(50)

In connection with the acquisition of National Starch, on September 17, 2010, we issued and sold $900 million aggregate principal amount of senior unsecured notes (the “Notes”) as follows:

		Premium	Selling
(in millions)	Principal	(Discount)	Price
3.2% notes due November 1, 2015	$350	$(1)	$349
4.625% notes due November 1, 2020	400	(1)	399
6.625% notes due April 15, 2037	150	8	158
	$900	$6	$906

We paid debt issuance costs of approximately $7 million relating to the Notes, which are being amortized to interest expense over the lives of the respective notes.  Additionally, the premium and discounts on the Notes are being amortized to interest expense over the lives of the respective notes.

Interest on the 3.2 percent notes and the 4.625 percent notes is required to be paid semi-annually on May 1st and November 1st.  Interest on the 6.625 percent notes is required to be paid semi-annually on April 15th and October 15th.

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

On December 14, 2011, our board of directors declared a quarterly cash dividend of $0.20 per share of common stock, a 25 percent increase from the previous quarterly dividend of $0.16 per share.  This dividend was paid on January 25, 2012 to stockholders of record at the close of business on December 30, 2011.

We currently anticipate that capital expenditures for 2012 will be in the range of $275 million to $325 million.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested.  Approximately $287 million of our cash and cash equivalents as of December 31, 2011 is held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from our foreign subsidiaries. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At December 31, 2011, our accumulated other comprehensive loss account (“AOCI”) included $23 million of losses, net of tax of $12 million, related to these derivative instruments.  It is anticipated that approximately $16 million of these losses, net of tax, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  As of December 31, 2011, we had $124 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.  The fair value of these derivative instruments was approximately $1 million at December 31, 2011.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At December 31, 2011, we did not have any Treasury Lock agreements outstanding.

On March 25, 2011, we entered into interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $19 million at December 31, 2011 and is reflected in the Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

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

In conjunction with a plan to issue the 5.62 percent Senior Series A Notes and in order to manage exposure to variability in the benchmark interest rate on which the fixed interest rate of the Senior Series A Notes would be based, we had previously entered into a Treasury Lock agreement (the “T-Lock”) with respect to $50 million of these borrowings.  The T-Lock was designated as a hedge of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Lock was entered into and the time the debt was priced.  It is accounted for as a cash flow hedge.  The T-Lock expired on April 30, 2009 and we paid approximately $6 million, representing the losses on the T-Lock, to settle the agreement.  The losses are included in AOCI in the equity section of our balance sheet and are being amortized to financing costs over the ten-year term of the Senior Series A Notes.  See also Note 6 of the notes to the consolidated financial statements for additional information.

At December 31, 2011, our accumulated other comprehensive loss account included $12 million of losses (net of tax of $8 million) related to Treasury Lock agreements.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The table below summarizes our significant contractual obligations as of December 31, 2011.  Information included in the table is cross-referenced to the notes to the consolidated financial statements elsewhere in this report, as applicable.

		Payments due by period
(in millions)			Less			More
Contractual Obligations	Note reference	Total	than 1 year	2 – 3 years	4 – 5 years	than 5 years
Long-term debt	6	$1,776	$—	$376	$350	$1,050
Interest on long-term debt	6	809	75	147	128	459
Operating lease obligations	7	196	41	62	46	47
Pension and other postretirement obligations	9	541	28	59	63	391
Purchase obligations (a)		892	251	138	108	395

Total		$4,214	$395	$782	$695	$2,342

(a)          The purchase obligations relate principally to power supply agreements, including take or pay energy supply contracts, which help to provide us with an adequate power supply at certain of our facilities.

(b)         The above table does not reflect unrecognized income tax benefits of $35 million, the timing of which is uncertain. See Note 8 of the notes to the consolidated financial statements for additional information with respect to unrecognized income tax benefits.

On January 20, 2006, Corn Products Brazil (“CPO Brazil”) entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”). Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant. This Agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement. During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement. The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement. The price may vary based upon gas commodity cost and transportation costs, which are adjusted annually; the distribution margin which is set by the Brazilian Commission of Public Energy Services; and the fluctuation of exchange rates between the US dollar and the Brazilian real. We estimate that the total minimum expenditures by CPO Brazil through the remaining term of the Agreement will be approximately $227 million based on current exchange rates as of December 31, 2011 and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement. These amounts are included in the purchase obligations disclosed in the table above. See also Note 10 of the notes to the consolidated financial statements for additional information.

We currently anticipate that in 2012 we will make cash contributions of $19 million and $7 million to our US and non-US pension plans, respectively. See Note 9 of the notes to the consolidated financial statements for further information with respect to our pension and postretirement benefit plans.

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

Our calculations of these key metrics for 2011 with comparisons to the prior year are as follows:

Return on Capital Employed (dollars in millions)	2011	2010
Total equity *	$2,001	$1,704
Add:
Cumulative translation adjustment *	180	228
Redeemable common stock *	—	14
Share-based payments subject to redemption*	9	8
Total debt *	1,769	544
Less:
Cash and cash equivalents *	(302)	(175)
Capital employed * (a)	$3,657	$2,323

Operating income	$671	$339
Adjusted for:
NAFTA award	(58)	—
Gain from change in postretirement plan	(30)	—
Integration / acquisition costs	31	35
Restructuring / impairment charges	10	25
Charge for fair value mark-up of acquired inventory	—	27
Adjusted operating income	$624	$426
Income taxes (at effective tax rates of 31.9% in 2011 and 33.1% in 2010)**	(199)	(141)
Adjusted operating income, net of tax (b)	$425	$285

Return on Capital Employed (b÷a)	11.6%	12.3%

* Balance sheet amounts used in computing capital employed represent beginning of period balances.

** The effective income tax rate for 2011 and 2010 exclude the impacts of the NAFTA award, integration and acquisition costs, and impairment and restructuring charges. Including these charges, the Company’s effective income tax rate for 2011 and 2010 were 28.7 percent and 36.1 percent, respectively. Listed below is a schedule that reconciles our effective income tax rates under US GAAP to the adjusted income tax rates.

(dollars in millions)	Income before Income Taxes (a)		Provision for Income Taxes (b)		Effective Income Tax Rate (b÷a)
	2011	2010	2011	2010	2011	2010
As reported	$593	$275	$170	$99	28.7%	36.1%
Add back (deduct):
NAFTA award	(58)	—	—	—
Integration/acquisition costs	31	35	10	9
Restructuring/impairment charges	10	25	4	3
Adjusted-non-GAAP	$576	$335	$184	$111	31.9%	33.1%

Debt to Adjusted EBITDA ratio (dollars in millions)	2011	2010
Short-term debt	$148	$88
Long-term debt	1,801	1,681
Total debt (a)	$1,949	$1,769
Net income attributable to CPI	$416	$169
Add back (deduct):
NAFTA award	(58)	—
Gain from change in postretirement plan	(30)	—
Integration /acquisition costs	31	35
Restructuring / impairment charges	10	25
Charge for fair value mark-up of acquired inventory	—	27
Net income attributable to non-controlling interest	7	7
Provision for income taxes	170	99
Interest expense, net of interest income of $5 and $6, respectively	76	62
Depreciation and amortization	211	155
Adjusted EBITDA (b)	$833	$579
Debt to Adjusted EBITDA ratio (a ÷ b)	2.3	3.1

Debt to Capitalization percentage (dollars in millions)	2011	2010
Short-term debt	$148	$88
Long-term debt	1,801	1,681
Total debt (a)	$1,949	$1,769
Deferred income tax liabilities	$199	$236
Share-based payments subject to redemption	15	9
Total equity	2,133	2,001
Total capital	$2,347	$2,246
Total debt and capital (b)	$4,296	$4,015

Debt to Capitalization percentage (a÷b)	45.4%	44.1%

Operating Working Capital as a percentage of Net Sales (dollars in millions)	2011	2010
Current assets	$2,102	$1,754
Less: Cash and cash equivalents	(401)	(302)
Deferred income tax assets	(71)	(24)
Adjusted current assets	$1,630	$1,428
Current liabilities	$926	$873
Less: Short-term debt	(148)	(88)
Deferred income tax liabilities	—	(5)
Adjusted current liabilities	$778	$780
Operating working capital (a)	$852	$648
Net sales (b)	$6,219	$4,367
Operating Working Capital as a percentage of Net Sales (a ÷ b)	13.7%	14.8%

Commentary on Key Performance Metrics:

In accordance with our long-term objectives, we set certain goals relating to these key performance metrics that we strive to meet. At December 31, 2011, we had achieved two of our four established targets with our debt to capitalization percentage and our operating working capital as a percentage of sales being the exceptions. While these metrics fell short of our targets, we are striving to return them to our targeted level. However, no assurance can be given that these goals will be attained and various factors could affect our ability to achieve not only these goals, but to also continue to meet our other performance metric targets. See Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.” The objectives set out below reflect our current aspirations in light of our present plans and existing circumstances. We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our shareholders.

Return on Capital Employed — Our long-term goal is to achieve a Return on Capital Employed in excess of 8.5 percent. In determining this performance metric, the negative cumulative translation adjustment is added back to total equity to calculate returns based on the Company’s original investment costs. Our ROCE for 2011 declined to 11.6 percent from 12.3 percent in 2010, as a higher capital employed base driven by increased debt, more than offset our operating income growth. The capital employed base used in our 2011 ROCE computation increased $1.3 billion from the prior year. Our effective income tax rate for 2011, excluding the impact of the NAFTA award, integration costs and restructuring charges, was 31.9 percent, down from 33.1 percent in 2010, excluding the impact of acquisition costs and impairment/restructuring charges. Including the NAFTA award, the gain from a change in a postretirement plan, integration/acquisition-related costs, restructuring/impairment charges and our actual effective income tax rates, our ROCE for 2011 was 13.1 percent, as compared with 9.3 percent in 2010.

Debt to Adjusted EBITDA ratio — Our long-term objective is to maintain a ratio of debt to adjusted EBITDA of less than 2.25. Driven by our strong earnings growth, this ratio declined to 2.3 at December 31, 2011, from 3.1 at December 31, 2010. We expect to lower this ratio further as our earnings grow in 2012 and we reduce our indebtedness.

Debt to Capitalization percentage — Our long-term goal is to maintain a Debt to Capitalization percentage in the range of 32 to 35 percent. At December 31, 2011, our Debt to Capitalization percentage was 45.4 percent, up from 44.1 percent a year ago, primarily reflecting a 10 percent increase in total debt to help fund growth initiatives. The debt incurred to finance our 2010 acquisition of National Starch is the primary reason that this metric remains above our targeted range. We are focused on lowering this ratio to our targeted range by growing our earnings and reducing indebtedness over time.

Operating Working Capital as a percentage of Net Sales — Our long-term goal is to maintain operating working capital in a range of 8 to 10 percent of our net sales. At December 31, 2011, the metric was 13.7 percent, down from the 14.8 percent of a year ago. An increase in inventories due to higher corn costs and, to a lesser extent, increased quantities, was the primary reason that this metric remains higher than we would like it to be.  We will continue to focus on managing our working capital in 2012.

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

Long-lived Assets

We have substantial investments in property, plant and equipment and goodwill. For property, plant and equipment, we recognize the cost of depreciable assets in operations over the estimated useful life of the assets, and we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill we perform an annual impairment assessment (or more frequently if impairment indicators arise). We have chosen to perform this annual impairment assessment in October of each year. An impairment loss could be recognized in operating earnings if the fair value of goodwill or property, plant and equipment is less than its carrying amount. For long-lived assets, we test for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.

In analyzing the fair value of goodwill and assessing the recoverability of the carrying value of property, plant and equipment, we may have to make projections regarding future cash flows. In developing these projections, we make a variety of important assumptions and estimates that have a significant impact on our assessments of whether the carrying values of goodwill and property, plant and equipment should be adjusted to reflect impairment. Among these are assumptions and estimates about the future growth and profitability of the related business unit, anticipated future economic, regulatory and political conditions in the business unit’s market, the appropriate discount rates relative to the risk profile of the unit or assets being evaluated and estimates of terminal or disposal values.

As part of a manufacturing optimization plan developed in conjunction with the acquisition of National Starch to improve profitability, the Company entered into a plan that will optimize the production capabilities at certain of our North American facilities. As a result, we are recording restructuring charges to write off certain equipment relating to the plan by September 30, 2012. In 2011, we recorded charges of $10 million, of which $8 million represents accelerated depreciation on the equipment. We will continue to record restructuring charges of $4 million per quarter until the completion of the plan when the equipment will be fully depreciated.

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

As we integrate National Starch, we will address whether there is a need for additional consolidation of manufacturing facilities or redeploy assets to areas where we can expect to achieve a higher return on our investment.  This review may result in the closing or selling of certain of our 37 manufacturing facilities.  The closing or selling of any of the facilities could have a significant negative impact on the results of operations in the year that the closing or selling of a facility occurs.

Even though it was determined that there was no additional long-lived asset impairment as of December 31, 2011, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of October 1, 2012.

Income Taxes

We use the asset and liability method of accounting for income taxes.  This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance when deferred tax assets are not more likely than not to be realized.  We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination.  Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.  At December 31, 2011, the Company maintained a valuation allowance of $22 million against certain foreign net operating losses that management has determined will more likely than not expire prior to realization.  The valuation allowance at December 31, 2011, with respect to foreign tax credit carry-forwards, decreased to zero from $4 million at December 31, 2010.  The valuation allowance with respect to foreign net operating losses decreased to approximately $22 million at December 31, 2011 from $25 million at December 31, 2010.

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

Retirement Benefits

We sponsor non-contributory defined benefit plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries.  We also provide healthcare and life insurance benefits for retired employees in the United States and Canada.  The net periodic pension and postretirement benefit cost was $20 million in 2011 and $18 million in 2010.  The Company estimates that net periodic pension and postretirement benefit expense for 2012 will include approximately $2 million relating to the amortization of its accumulated actuarial loss and prior service cost included in accumulated other comprehensive loss at December 31, 2011.  In order to measure the expense and obligations associated with these retirement benefits, our management must make a variety of estimates and assumptions, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these obligations, rate of compensation increase, employee turnover rates, retirement rates, mortality rates, and other factors.  These estimates and assumptions are based on our historical experience, along with our knowledge and understanding of current facts, trends and circumstances.  We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans.  Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material.  Additionally, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on future pension expense and cash flow.  See also Note 9 of the notes to the consolidated financial statements.

New Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income.  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting with respect to comprehensive income.  This Update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, this Update requires an entity to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB deferred the effective date for those changes required in this Update relating to the presentation of reclassification adjustments.  Except for the presentation of reclassification adjustments, this Update is effective for interim and annual periods beginning after December 15, 2011.  The implementation of the guidance contained in this Update is not expected to have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This Update requires an entity to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The guidance in this Update is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods.  We are assessing the requirements of this Update and expect to comply with guidance it contains in the first quarter of 2013.

Forward Looking Statements

This Form 10-K contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses, including National Starch; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see Item 1A-Risk Factors above and subsequent reports on Forms 10-Q or 8-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure. Approximately 54 percent of our borrowings at December 31, 2011 are fixed rate bonds and loans.  Interest on the remaining 46 percent of our borrowings is subject to change based on changes in short-term rates, which could affect our interest costs.  See also Note 6 of the notes to the consolidated financial statements entitled “Financing Arrangements” for further information.  A hypothetical increase of 1 percentage point in the weighted average floating interest rate for 2011 would have increased our interest expense and reduced our pretax income for 2011 by approximately $4 million.

At December 31, 2011 and 2010, the carrying and fair values of long-term debt were as follows:

	2011		2010
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes, due November 1, 2020	$399	$422	$399	$393
3.2% senior notes, due November 1, 2015	350	360	349	351
6.625% senior notes, due April 15, 2037	257	297	258	262
6.0% senior notes, due April 15, 2017	200	222	200	214
5.62% senior notes, due March 25, 2020	200	225	200	212
US revolving credit facility, due June 6, 2014	376	376	275	275
Fair value adjustment related to hedged fixed rate debt instrument	19	19	—	—
Total long-term debt	$1,801	$1,921	$1,681	$1,707

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

On March 25, 2011, we entered into interest rate swap agreements that effectively convert the interest rate on our 2015 Notes to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $19 million at December 31, 2011 and is reflected in the Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

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

Our commodity price hedging instruments generally relate to contracted firm-priced business.  Based on our overall commodity hedge exposure at December 31, 2011, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive income of approximately $54 million, net of income tax benefit.  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currencies.  Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We selectively use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk.  Based on our overall foreign currency transactional exposure at December 31, 2011, a hypothetical 10 percent decline in the value of the USD would have resulted in a transactional foreign exchange loss of approximately $4 million.  At December 31, 2011, our accumulated other comprehensive loss account included in the equity section of our consolidated balance sheet includes a cumulative translation loss of $306 million.  The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.5 billion at December 31, 2011.  A hypothetical 10 percent decline in the value of the US dollar relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to other comprehensive income of approximately $163 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Corn Products International, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Corn Products International, Inc.:

We have audited the accompanying consolidated balance sheets of Corn Products International, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corn Products International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Chicago, Illinois
February 27, 2012

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Income

Years Ended December 31,
(in millions, except per share amounts)	2011	2010	2009
Net sales before shipping and handling costs	$6,544	$4,632	$3,890
Less — shipping and handling costs	325	265	218
Net sales	6,219	4,367	3,672
Cost of sales	5,093	3,643	3,152

Gross profit	1,126	724	520

Selling, general and administrative expenses	543	370	247
Other (income)-net	(98)	(10)	(5)
Restructuring/impairment charges	10	25	125
	455	385	367

Operating income	671	339	153

Financing costs-net	78	64	38

Income before income taxes	593	275	115
Provision for income taxes	170	99	68
Net income	423	176	47
Less: Net income attributable to non-controlling interests	7	7	6
Net income attributable to CPI	$416	$169	$41

Weighted average common shares outstanding:
Basic	76.4	75.6	74.9
Diluted	78.2	76.8	75.5

Earnings per common share of CPI:
Basic	$5.44	$2.24	$0.55
Diluted	5.32	2.20	0.54

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Balance Sheets

As of December 31,
(in millions, except share and per share amounts)	2011	2010

Assets
Current assets
Cash and cash equivalents	$401	$302
Accounts receivable — net	837	763
Inventories	769	645
Prepaid expenses	24	20
Deferred income tax assets	71	24
Total current assets	2,102	1,754
Property, plant and equipment, at cost
Land	172	163
Buildings	656	593
Machinery and equipment	3,882	3,842
	4,710	4,598
Less: accumulated depreciation	(2,554)	(2,442)
	2,156	2,156
Goodwill (less accumulated amortization of $11)	562	572
Other intangible assets (less accumulated amortization of $20 and $6, respectively)	347	364
Deferred income tax assets	19	69
Investments	10	12
Other assets	121	113
Total assets	$5,317	$5,040

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$148	$88
Deferred income taxes	—	5
Accounts payable	529	516
Accrued liabilities	249	264
Total current liabilities	926	873

Non-current liabilities	243	240
Long-term debt	1,801	1,681
Deferred income taxes	199	236
Share-based payments subject to redemption	15	9

CPI stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 76,821,553 and 76,034,780 issued at December 31, 2011 and 2010, respectively	1	1
Additional paid-in capital	1,146	1,119
Less: Treasury stock (common stock; 938,666 and 11,529 shares at December 31, 2011 and 2010, respectively) at cost	(42)	(1)
Accumulated other comprehensive loss	(413)	(190)
Retained earnings	1,412	1,046
Total CPI stockholders’ equity	2,104	1,975
Non-controlling interests	29	26
Total equity	2,133	2,001
Total liabilities and equity	$5,317	$5,040

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31,
(in millions)	2011	2010	2009
Net income	$423	$176	$47
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $19, $12 and $28, respectively	29	20	(45)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $61, $34 and $117, respectively	(105)	54	199
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax	(10)	(7)	(5)
Losses (gains) related to pension and other postretirement obligations reclassified to earnings, net of income tax	(11)	3	2
Currency translation adjustment	(126)	48	135
Comprehensive income	$200	$294	$333
Less: Comprehensive income attributable to non-controlling interests	7	7	6
Comprehensive income attributable to CPI	$193	$287	$327

See notes to the consolidated financial statements.

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Equity and Redeemable Equity

	Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Redeemable Common Stock	Share-based Payments Subject to Redemption
Balance, December 31, 2008	$1	$1, 086	$(29)	$(594)	$920	$22	$14	$11
Net income attributable to CPI					41
Net income attributable to non-controlling interests						6
Dividends declared					(42)	(3)
Losses on cash flow hedges, net of income tax effect of $28				(45)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $117				199
Repurchases of common stock			(3)
Issuance of common stock on exercise of stock options		(7)	11
Stock option expense		5
Other share-based compensation		(1)	8					(3)
Excess tax benefit on share-based compensation		1
Currency translation adjustment				135
Purchase of non-controlling interests		(2)				(1)
Actuarial loss on postretirement obligations, net of income tax				(5)
Losses related to postretirement obligations reclassified to earnings, net of income tax				2
Other						(1)
Balance, December 31, 2009	$1	$1, 082	$(13)	$(308)	$919	$23	$14	$8
Net income attributable to CPI					169
Net income attributable to non-controlling interests						7
Dividends declared					(42)	(3)
Gains on cash flow hedges, net of income tax effect of $12				20
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $34				54
Repurchases of common stock			(5)
Issuance of common stock on exercise of stock options		5	17
Stock option expense		6
Other share-based compensation		6						1
Excess tax benefit on share-based compensation		6
Currency translation adjustment				48
Expiration of put option		14					(14)
Actuarial loss on postretirement obligations, settlements and plan amendments, net of income tax				(7)
Losses related to postretirement obligations reclassified to earnings, net of income tax				3
Other						(1)
Balance, December 31, 2010	$1	$1, 119	$(1)	$(190)	$1,046	$26	$—	$9
Net income attributable to CPI					416
Net income attributable to non-controlling interests						7
Dividends declared					(50)	(4)
Gains on cash flow hedges, net of income tax effect of $19				29
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $61				(105)
Repurchases of common stock			(48)
Issuance of common stock on exercise of stock options		11	7
Stock option expense		6
Other share-based compensation		4						6
Excess tax benefit on share-based compensation		6
Currency translation adjustment				(126)
Actuarial loss on postretirement obligations, settlements and plan amendments, net of income tax				(10)
Gains related to postretirement obligations reclassified to earnings, net of income tax				(11)
Balance, December 31, 2011	$1	$1,146	$(42)	$(413)	$1,412	$29	$—	$15

See notes to the consolidated financial statements

CORN PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31,
(in millions)	2011	2010	2009
Cash provided by operating activities:
Net income	$423	$176	$47
Non-cash charges (credits) to net income:
Gain from change in postretirement plan	(30)	—	—
Charge for fair value mark-up of acquired inventory	—	27	—
Bridge loan financing cost charge	—	20	—
Write-off of impaired assets	—	19	124
Depreciation and amortization	211	155	130
Deferred income taxes	18	(30)	—

Changes in working capital:
Accounts receivable and prepaid expenses	(134)	(45)	(3)
Inventories	(149)	(51)	82
Accounts payable and accrued liabilities	27	123	(64)
Decrease (increase) in margin accounts	(78)	18	242
Other	12	(18)	28
Cash provided by operating activities	300	394	586

Cash used for investing activities:
Capital expenditures	(263)	(159)	(146)
Proceeds from disposal of plants and properties	3	3	5
Payments for acquisitions, net of cash acquired of $82 in 2010	(15)	(1,272)	(4)
Other	2	—	—
Cash used for investing activities	(273)	(1,428)	(145)

Cash provided by (used for) financing activities:
Payments on debt	(22)	(77)	(340)
Proceeds from borrowings	182	1,289	8
Bridge loan financing costs	—	(20)	—
Debt issuance costs	—	(15)	—
Dividends paid (including to non-controlling interests)	(50)	(45)	(45)
Repurchases of common stock	(48)	(5)	(3)
Issuance of common stock	18	22	4
Excess tax benefit on share-based compensation	6	6	1
Cash provided by (used for) financing activities	86	1,155	(375)

Effects of foreign exchange rate changes on cash	(14)	6	2

Increase in cash and cash equivalents	99	127	68

Cash and cash equivalents, beginning of period	302	175	107

Cash and cash equivalents, end of period	$401	$302	$175

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

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the value of purchase consideration, valuation of accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, and pension and other postretirement benefits, among others.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Management will adjust such estimates and assumptions when facts and circumstances dictate.  Foreign currency devaluations, corn price volatility, access to difficult credit markets, and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in equity as a component of accumulated other comprehensive income (loss).  Income statement accounts are translated at the average exchange rate during the period.  Where the US dollar is considered the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates.  The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency. For 2011, 2010 and 2009, the Company incurred foreign currency transaction losses of $2 million, $2 million and $6 million, respectively.  The Company’s accumulated other comprehensive loss included in equity on the Consolidated Balance Sheets includes cumulative translation loss adjustments of $306 million and $180 million at December 31, 2011 and 2010, respectively.

Certain prior year amounts in the Consolidated Balance Sheet have been reclassified to conform to the current year’s presentation.  The prior year Consolidated Balance Sheet has also been reclassified to reflect the finalization of the purchase price allocation for the National Starch acquisition.  These reclassifications had no effect on previously reported net income or cash flows.

Cash and cash equivalents — Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.

Inventories — Inventories are stated at the lower of cost or net realizable value.  Costs are determined using the first-in, first-out (FIFO) method.

Investments — Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method and are carried at cost or less.  The Company’s wholly-owned Canadian subsidiary has an investment that is accounted for under the cost method.  The carrying value of this investment was $6 million at December 31, 2011 and 2010.  Investments that enable the Company to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost or less, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received.  The Company did not have any investments accounted for under the equity method at December 31, 2011 or 2010.  The Company also has equity interests in the CME Group Inc., which it classifies as available for sale securities.  The investment is carried at fair value with unrealized gains and losses recorded to other comprehensive income.  The Company would recognize a loss on its investments when there is a loss in value of an investment that is other than temporary.  In 2011, the Company sold its investment in Smurfit-Stone Container Corporation which had been accounted for as an available for sale security and recorded a nominal gain.

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

Goodwill and other intangible assets — Goodwill ($562 million and $572 million at December 31, 2011 and 2010, respectively) represents the excess of cost over fair value of net assets acquired.  The Company also has other intangible assets ($347 million at December 31, 2011 and $364 million at December 31, 2010). The carrying amount of goodwill by geographic segment as of December 31, 2011 and 2010 was as follows:

(in millions)	North America	South America	Asia Pacific	EMEA	Total
Balance at December 31, 2010	$278	$107	$111	$76	$572
Translation	—	(6)	—	(4)	(10)
Balance at December 31, 2011	$278	$101	$111	$72	$562

Goodwill before impairment charges	$279	$107	$230	$76	$692
Accumulated impairment charges	(1)	—	(119)	—	(120)
Balance at December 31, 2010	$278	$107	$111	$76	$572

Goodwill before impairment charges	$279	$101	$230	$72	$682
Accumulated impairment charges	(1)	—	(119)	—	(120)
Balance at December 31, 2011	$278	$101	$111	$72	$562

The Company assesses goodwill for impairment annually (or more frequently if impairment indicators arise).  The Company has chosen to perform this annual impairment assessment in October of each year.  The Company has completed the required impairment assessments and determined there to be no goodwill impairment for 2011.

The following table summarizes the Company’s intangible assets for the periods presented:

	As of December 31, 2011				As of December 31, 2010
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Trademarks/tradenames	$137	—	$137	—	$137	—	$137	—
Customer relationships	141	(10)	131	25	145	(2)	143	25
Technology	83	(7)	76	10	83	(2)	81	10
Other	6	(3)	3	8	5	(2)	3	8
Total intangible assets	$367	(20)	$347	19	$370	(6)	$364	19

The following table summarizes the Company’s amortization expense related to intangible assets for the periods presented:

	Year ended December 31,
(in millions)	2011	2010	2009
Amortization expense	$14	$4	$1

The Company amortizes intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through December 31, 2011, the Company expects intangible asset amortization expense for subsequent years to be as follows:

(in milllions)
2012	$14
2013	14
2014	14
2015	14
2016	14

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

Hedging instruments — The Company uses derivative financial instruments principally to offset exposure to market risks arising from changes in commodity prices, foreign currency exchange rates and interest rates.  Derivative financial instruments used by the Company consist of commodity futures and option contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  The Company enters into futures and option contracts, which are designated as hedges of specific volumes of commodities (corn and natural gas) that will be purchased and processed in a future month.  These derivative financial instruments are recognized in the Consolidated Balance Sheets at fair value.  The Company has also entered into interest rate swap agreements that effectively convert the interest rate on certain fixed rate debt to a variable interest rate and, on certain variable rate debt, to a fixed interest rate.  The Company periodically enters into treasury lock agreements to lock the benchmark rate for an anticipated fixed rate borrowing.  See also Note 5 and Note 6 of the notes to the consolidated financial statements for additional information.

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

Earnings per common share — Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding (including redeemable common stock for years prior to 2010), which totaled 76.4 million for 2011, 75.6 million for 2010 and 74.9 million for 2009.  Diluted earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options and other shares associated with long-term incentive compensation plans.  The weighted average number of shares outstanding for diluted EPS calculations was 78.2 million, 76.8 million and 75.5 million for 2011, 2010 and 2009, respectively.  In 2011, 2010 and 2009, options to purchase approximately 0.4 million, 1.4 million and 2.3 million shares of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements.  This Update requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, this Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual periods beginning after December 15, 2009.  The disclosures related to Level 3 fair value measurements are effective for interim and annual periods beginning after December 15, 2010.  The implementation of the guidance contained in this Update did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts to modify Step 1 of the goodwill impairment test for reporting units having a carrying value of zero or less.  This Update requires an entity having such a reporting unit to assess whether it is more likely than not that the reporting units’ goodwill is impaired.  If the entity determines that it is more likely than not that the goodwill of such a reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for that reporting unit.  Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.  Any goodwill impairments occurring after the initial adoption of the guidance in this Update should be included in earnings.  This Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The implementation of the guidance contained in this Update did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations to address diversity in practice regarding the presentation of pro forma revenue and earnings disclosures pertaining to business combinations.  This Update requires that entities present combined pro forma disclosures for business combinations consummated in the current year, as if the business combination occurred at the beginning of the comparable prior annual reporting period. Additionally, this Update requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The implementation of the guidance in this Update affects future disclosures only, and will not have an impact on the Company’s consolidated financial position, results of operation, or cash flows.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment.  The objective of this Update is to simplify how entities test goodwill for impairment.  This Update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test as described in FASB ASC Topic 350.  Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period.  The guidance in this Update is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company performed its annual goodwill impairment testing in the fourth quarter of 2011 and early adopted the provisions of this Update.  The implementation of the guidance contained in this Update did not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan.  This Update requires additional disclosures regarding the significant multiemployer plans in which an employer participates, the level of an employer’s participation including contributions made, and whether the contributions made represent more than five percent of the total contributions made to the plan by all contributing employers.  The expanded disclosures also address the financial health of significant multiemployer plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan.  This Update is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  The disclosures required by this Update are provided in Note 9.

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

The acquisition positions the Company with a broader portfolio of products, enhanced geographic reach, and the ability to offer customers a broad range of value-added ingredient solutions for a variety of their evolving needs.  National Starch had sales of $1.2 billion in 2009 and provides the Company with, among other things, 11 additional manufacturing facilities in 8 countries, across 5 continents.  The acquisition also provides additional sales and technical offices around the world.  With the acquisition, the Company now operates 37 manufacturing facilities in 15 countries; has sales offices in 29 countries, and has research and ingredient development centers in key global markets.

The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on their fair values as of October 1, 2010, is provided below.  Goodwill represents the amount by which the purchase price exceeds the fair value of the net assets acquired.  It is estimated that approximately 15 percent of the goodwill associated with this acquisition is deductible for tax purposes.  The consolidated balance sheet for December 31, 2010 has been reclassified to reflect the finalization of the purchase price allocation.

	Purchase Price Allocation
(in millions)	Preliminary	Adjustments	Final
Working capital	$219	$57	$276
Property, plant and equipment	549		549
Other assets	119	1	120
Intangible assets	359		359
Goodwill	392	(58)	334
Non-current liabilities assumed	(284)	15	(269)

Total purchase price	$1,354	$15	$1,369

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

NOTE 4 — Restructuring and Asset Impairment Charges

As part of a manufacturing optimization plan developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 the Company committed to a plan that will optimize its production capabilities at certain of its North American facilities.  The Company anticipates that its plan will be completed by September 30, 2012 at which time certain equipment will cease to be used.  As a result, the Company is recording restructuring charges to write the equipment off by September 30, 2012.  In 2011, the Company recorded charges of $10 million, of which $8 million represents accelerated depreciation on the equipment.  The Company will record restructuring charges of $4 million per quarter until the completion of the plan when the equipment will be fully depreciated.

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

In the second quarter of 2009, the Company recorded a $125 million charge to its Statement of Income for impaired assets and restructuring costs.  The charge included the write-off of $119 million of goodwill pertaining to the Company’s operations in South Korea and a $5 million charge to write-off impaired assets in North America.  Additionally, the Company recorded a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in its Asia Pacific region.  The employee terminations have been completed and the restructuring accrual has been fully utilized.

In testing Goodwill for impairment, the Company first assesses qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it is unnecessary for the Company to perform the two-step impairment test.  If the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test as described in FASB ASC Topic 350.  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment assessment is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

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

At December 31, 2011, the Company’s AOCI account included $23 million of losses, net of tax of $12 million, pertaining to commodities related derivative instruments that hedge the anticipated cash flows from future transactions, of which $16 million, net of tax of $9 million, are expected to be recognized in earnings within the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory that includes previously hedged purchases of corn and the usage of hedged natural gas.  Cash flow hedges discontinued during 2011 were not material.

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

Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company periodically enters into T-Locks to fix the benchmark component of the interest rate to be established for certain planned fixed-rate debt issuances (see also Note 6).  The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges.  Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt.  The net gain or loss recognized in earnings during 2011, 2010 and 2009, representing the amount of the Company’s hedges’ ineffectiveness, was not significant.  The Company has also, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed-rate debt to a variable rate.  These swaps called for the Company to receive interest at a fixed rate and to pay interest at a variable rate, thereby creating the equivalent of variable-rate debt.  The Company designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized in earnings.  The Company did not have any Treasury Lock agreements outstanding at December 31, 2011 or 2010.

On March 25, 2011, the Company entered into interest rate swap agreements that effectively convert the interest rate on the Company’s 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in earnings.  The fair value of these interest rate swap agreements approximated $19 million at December 31, 2011 and is reflected in the Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

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

At December 31, 2011, the Company’s AOCI account included $12 million of losses (net of tax of $8 million) related to Treasury Lock agreements.  Cash flow hedges discontinued during 2011 were not material.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of December 31, 2011, the Company had $124 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.  The fair value of these derivative instruments was approximately $1 million at December 31, 2011.

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

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At December 31, 2011	At December 31, 2010	Balance Sheet Location	At December 31, 2011	At December 31, 2010

Commodity contracts	Accounts receivable-net	$14	$65	Accounts payable and accrued liabilities	$34	$4
				Non-current liabilities	11	—
Total		$14	$65		$45	$4

At December 31, 2011, the Company had outstanding futures and option contracts that hedge approximately 123 million bushels of forecasted corn purchases.  Also at December 31, 2011, the Company had outstanding swap and option contracts that hedge approximately 23 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions)

	Amount of Gains (Losses)			Location of Gains	Amount of Gains (Losses)
Derivatives in	Recognized in OCI on Derivatives			(Losses)	Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Reclassified from AOCI into Income	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Commodity contracts	$48	$47	$(77)	Cost of Sales	$169	$(87)	$(315)
Interest rate contracts	—	(15)	4	Financing costs, net	(3)	(1)	(1)
Total	$48	$32	$(73)		$166	$(88)	$(316)

At December 31, 2011, the Company’s AOCI account included approximately $16 million of losses on commodity hedging contracts, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally, at December 31, 2011, the Company’s AOCI account included approximately $2 million of losses on Treasury Lock agreements, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of December 31, 2011				As of December 31, 2010
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$2	$2	$—	$—	$6	$6	$—	$—
Derivative assets	33	14	19	—	65	64	1	—
Derivative liabilities	46	16	30	—	4	—	4	—
Long-term debt	1,921	—	1,921	—	1,707	—	1,707	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  Presented below are the carrying amounts and the fair values of the Company’s long-term debt at December 31, 2011 and 2010.

	2011		2010
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes, due November 1, 2020	$399	$422	$399	$393
3.2% senior notes, due November 1, 2015	350	360	349	351
6.625% senior notes, due April 15, 2037	257	297	258	262
6.0% senior notes, due April 15, 2017	200	222	200	214
5.62% senior notes due March 25, 2020	200	225	200	212
US revolving credit facility, due June 6, 2014	376	376	275	275
Fair value adjustment related to hedged fixed rate debt instrument	19	19	—	—
Total long-term debt	$1,801	$1,921	$1,681	$1,707

NOTE 6 — Financing Arrangements

The Company had total debt outstanding of $1.95 billion and $1.77 billion at December 31, 2011 and 2010, respectively. Short-term borrowings at December 31, 2011 and 2010 consist primarily of amounts outstanding under various unsecured local country operating lines of credit.

Short-term borrowings consist of the following at December 31:

(in millions)	2011	2010
Short-term borrowings in various currencies (at rates ranging from 2% to 24% for 2011 and 1% to 15% for 2010)	$148	$88

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

On September 2, 2010, the Company entered into a three-year, senior unsecured $1 billion revolving credit facility.  On June 6, 2011, the Company amended the revolving credit facility to extend the maturity to June 6, 2014 and to change applicable interest rates for borrowings under the revolving credit agreement.  The credit facility replaced the Company’s previously existing $500 million senior unsecured revolving credit facility.  The Company paid fees of approximately $8 million relating to the new credit facility, which are being amortized to interest expense over the three-year term of the facility.  The Company had $376 million of borrowings outstanding under the revolving credit facility at December 31, 2011.

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

On March 25, 2011, the Company entered into interest rate swap agreements that effectively convert the interest rate on the Company’s 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in earnings.  The fair value of these interest rate swap agreements approximated $19 million at December 31, 2011 and is reflected in the Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

Long-term debt consists of the following at December 31:

(in millions)	2011	2010
4.625% senior notes, due November 1, 2020, net of discount of $1	$399	$399
3.2% senior notes, due November 1, 2015, net of discount of $1 in 2010	350	349
6.625% senior notes, due April 15, 2037, net of premium of $8 and discount of $1	257	258
6.0% senior notes, due April 15, 2017	200	200
5.62% senior notes, due March 25, 2020	200	200
US revolving credit facility, due June 6, 2014 (at LIBOR indexed floating rate)	376	275
Fair value adjustment related to hedged fixed rate debt instrument	19	—
Total	$1,801	$1,681
Less: current maturities	—	—
Long-term debt	$1,801	$1,681

The Company’s long-term debt matures as follows: $376 million in 2014, $350 million in 2015, $200 million in 2017, $600 million in 2020 and $250 million in 2037.

Corn Products International, Inc. guarantees certain obligations of its consolidated subsidiaries, which aggregated $77 million and $57 million at December 31, 2011 and 2010, respectively.

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

NOTE 7 - Leases

The Company leases rail cars, certain machinery and equipment, and office space under various operating leases.  Rental expense under operating leases was $44 million, $33 million and $29 million in 2011, 2010 and 2009, respectively.  Minimum lease payments due on leases existing at December 31, 2011 are shown below:

(in millions)
Year	Minimum Lease Payments
2012	$41
2013	34
2014	28
2015	25
2016	21
Balance thereafter	47

NOTE 8 - Income Taxes

The components of income before income taxes and the provision for income taxes are shown below:

(in millions)	2011	2010	2009
Income (loss) before income taxes:
United States	$158	$(26)	$25
Foreign	435	301	90
Total	$593	$275	$115
Provision for income taxes:
Current tax expense
US federal	$9	$(4)	$2
State and local	2	2	1
Foreign	141	131	65
Total current	$152	$129	$68
Deferred tax expense (benefit)
US federal	$10	$(8)	$(3)
State and local	3	(1)	(1)
Foreign	5	(21)	4
Total deferred	$18	$(30)	$—
Total provision	$170	$99	$68

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities.  Significant temporary differences at December 31, 2011 and 2010 are summarized as follows:

(in millions)	2011	2010
Deferred tax assets attributable to:
Employee benefit accruals	$27	$39
Pensions	32	38
Hedging/derivative contracts	19	—
Net operating loss carryforwards	29	28
Foreign tax credit carryforwards	29	20
Goodwill	—	4
Other	37	44
Gross deferred tax assets	$173	$173
Valuation allowance	(23)	(31)
Net deferred tax assets	$150	$142
Deferred tax liabilities attributable to:
Property, plant and equipment	$191	$197
Identified intangibles	68	71
Hedging/derivative contracts	—	22
Total deferred tax liabilities	$259	$290
Net deferred tax liabilities	$109	$148

The $29 million of tax effected net operating loss carryforwards at December 31, 2011 include state net operating losses of $2 million and foreign net operating losses of $27 million.  The state net operating losses expire in various years through 2031.  Foreign net operating losses will expire in 2012 through 2022, if unused.  The tax value of the foreign tax credit carryforwards of $29 million at December 31, 2011 are scheduled to expire in 2012 through 2020.  The Company anticipates full utilization of the foreign tax credits before any expiration.

Income tax accounting requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, tax carryovers and projected future taxable income.  The Company maintains a valuation allowance of $23 million against certain foreign net operating losses and deferred tax assets that management has determined will more likely than not expire prior to realization.  The valuation allowance at December 31, 2011, with respect to foreign tax credit carryforwards, decreased to zero from $4 million at December 31, 2010.  The valuation allowance with respect to certain foreign net operating losses decreased to approximately $22 million at December 31, 2011 from $25 million at December 31, 2010.  The recent earnings trend in our Korean subsidiary make it reasonably possible that the remaining valuation allowances of $15 million related to their net deferred tax assets could be reversed through the tax provision during 2012.

A reconciliation of the US federal statutory tax rate to the Company’s effective tax rate follows:

	2011	2010	2009
Provision for tax at US statutory rate	35.00%	35.00%	35.00%
Tax rate difference on foreign income	(3.69)	.31	.50
State and local taxes — net	.58	.15	.28
Change in valuation allowance — foreign tax credits	(.62)	(2.26)	.51
Change in foreign statutory tax rates	.07	—	(.94)
Korea goodwill write-off, net of valuation allowance	—	—	25.50
Chile asset write-off, net of valuation allowance	(.09)	2.13	—
Non-deductible National Starch acquisition costs	.04	1.22	—
NAFTA Award	(3.45)	—	—
Other items — net	.83	(.46)	(1.40)
Provision at effective tax rate	28.67%	36.09%	59.45%

Provisions are made for estimated US and foreign income taxes, less credits that may be available, on distributions from foreign subsidiaries to the extent dividends are anticipated.  No provision has been made for income taxes on approximately $1.373 billion of undistributed earnings of foreign subsidiaries at December 31, 2011, as such amounts are considered permanently reinvested.  It is not practicable to estimate the additional income taxes, including applicable holding taxes and credits that would be due upon the repatriation of these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for 2011 and 2010 is as follows:

(in millions)	2011	2010
Balance at January 1	$29	$22
Additions for tax positions related to prior years	9	1
Reductions for tax positions related to prior years	(1)	(1)
Additions based on tax positions related to the current year	4	10
Reductions related to a lapse in the statute of limitations	(6)	(3)
Balance at December 31	$35	$29

Of the $35 million at December 31, 2011, $24 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods.  The remaining $11 million includes $9 million of foreign tax credit carryforwards that would be created as part of the Canada and US audit process described below, and $2 million of indemnity claims that we would expect to collect from Akzo as part of the National Starch acquisition.

The Company accounts for interest and penalties related to income tax matters in income tax expense.  The Company had accrued $4 million of interest expense (net of $3 million interest income) and $1 million of penalties related to the unrecognized tax benefits as of December 31, 2011.  The accrued interest expense was $3 million (net of $3 million interest income) and $1 million of penalties as of December 31, 2010.

The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions.  The US federal tax returns are subject to audit for the years 2008 to 2011.  The Company remains subject to potential examination in Canada, Argentina and Germany for the years 2005 to 2011, and in Brazil, Mexico and Pakistan for the years 2006 to 2011.  The statute of limitations is generally open for similar periods in various other non-US jurisdictions.

In 2008 and 2007, the Company made deposits of approximately $13 million and $17 million, respectively, to the Canadian tax authorities relating to an ongoing audit examination.  The Company did not make any additional deposits relating to this ongoing audit examination in 2011.  The Company has settled $2 million of the claims and is in the process of pursuing relief from double taxation under the US and Canadian tax treaty for the remaining items raised in the audit.  As a result, the US and Canadian tax returns are subject to adjustment from 2000 and forward for the specific issues being contested.  The Company believes that it has adequately provided for the most likely outcome of the settlement process.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2011.  The Company currently estimates that such increases or decreases will not be significant.

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

The Company also provides healthcare and/or life insurance benefits for retired employees in the United States, Canada and Brazil. US salaried employees are provided with access to postretirement medical insurance through Retirement Health Care Spending Accounts. US salaried employees earn a benefit during employment, which can be used after employment to purchase postretirement medical insurance from the Company and Medigap or through Medicare HMO policies after age 65. The accounts are credited with a flat dollar amount and indexed for inflation annually during employment. The accounts also accrue interest credits using a rate equal to a specified amount above the yield on five-year Treasury notes. Employees become eligible for benefits when they meet minimum age and service requirements. The Company has the right to modify or terminate these benefits. Healthcare benefits for retirees outside the United States, Canada and Brazil are generally covered through local government plans.

Pension Obligation and Funded Status — The changes in pension benefit obligations and plan assets during 2011 and 2010, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2011 and 2010, were as follows:

	US Plans		Non-US Plans
(in millions)	2011	2010	2011	2010
Benefit obligation
At January 1	$244	$84	$205	$123
Service cost	7	5	5	3
Interest cost	13	7	15	10
Benefits paid	(13)	(7)	(11)	(7)
Actuarial loss (gain)	19	(9)	12	25
Business combinations/transfers	—	164	8	43
Plan amendment	1	—	—	—
Curtailment / settlement	—	—	(11)	—
Foreign currency translation	—	—	(7)	8
Benefit obligation at December 31	$271	$244	$216	$205
Fair value of plan assets
At January 1	$204	$69	$157	$116
Actual return on plan assets	14	10	8	14
Employer contributions	17	31	15	9
Benefits paid	(13)	(7)	(11)	(7)
Settlements	—	—	(11)	—
Business combinations/transfers	—	101	3	18
Foreign currency translation	—	—	(5)	7
Fair value of plan assets at December 31	$222	$204	$156	$157
Funded status	$(49)	$(40)	$(60)	$(48)

Amounts recognized in the Consolidated Balance Sheets consist of:

	US Plans		Non-US Plans
(in millions)	2011	2010	2011	2010
Non current asset	$—	$—	$(1)	$(1)
Current liabilities	—	1	2	2
Non current liabilities	49	39	59	47
Net amount recognized	$49	$40	$60	$48

Amounts recognized in accumulated other comprehensive loss consist of:

	US Plans		Non-US Plans
(in millions)	2011	2010	2011	2010
Net actuarial loss	$32	$12	$65	$52
Prior service cost (credit)	—	2	(1)	—
Transition obligation	—	—	3	4
Net amount recognized	$32	$14	$67	$56

The accumulated benefit obligation for all defined benefit pension plans was $447 million and $405 million at December 31, 2011 and December 31, 2010, respectively.

Information about plan obligations and assets for plans with an accumulated benefit obligation in excess of plan assets is as follows:

	US Plans		Non-US Plans
(in millions)	2011	2010	2011	2010
Projected benefit obligation	$271	$244	$102	$58
Accumulated benefit obligation	265	238	85	50
Fair value of plan assets	222	204	51	19

Included in the Company’s pension obligation are nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

Components of net periodic benefit cost and other amounts recognized in other comprehensive income consist of:

	US Plans			Non-US Plans
(in millions)	2011	2010	2009	2011	2010	2009
Service cost	$7	$5	$3	$5	$3	$3
Interest cost	13	7	5	15	10	8
Expected return on plan assets	(15)	(7)	(4)	(11)	(10)	(9)
Amortization of actuarial loss	1	1	1	2	1	—
Amortization of transition obligation	—	—	—	1	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement/curtailment	2	—	1	—	—	1
Net pension cost	$8	$6	$6	$12	$4	$3

For the US plans, the Company estimates that net pension expense for 2012 will include approximately $2 million relating to the amortization of its accumulated actuarial loss included in accumulated other comprehensive loss at December 31, 2011.

For the non-US plans, the Company estimates that net pension expense for 2012 will include approximately $4 million relating to the amortization of its accumulated actuarial loss and $0.4 million relating to the amortization of transition obligation included in accumulated other comprehensive loss at December 31, 2011.

Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2011 consist of:

(in millions)	US Plans	Non-US Plans
Net actuarial loss	$20	$17
Amortization of actuarial loss	(1)	(3)
Prior service cost	1	—
Amortization of prior service cost	(2)	—
Amortization of transition obligation	—	(1)
Amortization loss recognized due to settlement	—	(3)
Foreign currency translation	—	1
Total recorded in other comprehensive income	18	11
Net periodic benefit cost	8	12
Total recorded in other comprehensive income and net periodic benefit cost	26	23

The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	US Plans		Non-US Plans
	2011	2010	2011	2010
Discount rate	4.50%	5.35%	5.68%	5.73%
Rate of compensation increase	2.75%	2.75%	4.51%	3.79%

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

	US Plans			Non-US Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.35%	5.85%	6.05%	5.73%	7.24%	8.63%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	6.73%	7.37%	7.65%
Rate of compensation increase	2.75%	2.75%	2.75%	3.79%	4.12%	5.30%

The Company has assumed an expected long-term rate of return on assets of 7.25 percent for US plans and 6.75 percent for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US and Canadian equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices.

The discount rate reflects a rate of return on high quality fixed income investments that match the duration of the expected benefit payments. The Company has typically used returns on long-term, high quality corporate AA bonds as a benchmark in establishing this assumption. The discount rate is reviewed annually.

Plan Assets — The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of equity instruments, fixed income securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. For US pension plans, the weighted average target range allocation of assets was 38-72 percent with equity managers, 31-58 percent with fixed income managers and 1-3 percent in cash. The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate.

The Company’s pension plan weighted average asset allocation as of December 31, 2011 and December 31, 2010 for US plans and non-US plans is as follows:

	US Plans		Non-US Plans
Asset Category	2011	2010	2011	2010
Equity securities	53%	54%	46%	46%
Debt securities	45%	43%	46%	43%
Other	2%	3%	8%	11%
Total	100%	100%	100%	100%

The fair values of the Company’s plan assets, by asset category and level, are as follows:

	Fair Value Measurements at December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total
US Plans:
Equity index:
US (a)		$83		$83
International (b)		25		25
Real estate (c)		3		3
Fixed income index:
Intermediate bond (d)		20		20
Long bond (e)		87		87
Cash (f)	4			4
Total US Plans	$4	$218		$222
Non-US Plans:
Equity index:
US (a)		$24		$24
Canada (g)		27		27
International (b)		20		20
Fixed income index:
Long bond (h)		73		73
Other (i)		3		3
Cash (f)	9			9
Total Non-US Plans	$9	$147		$156

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

In 2011, the Company made cash contributions of $17 million and $15 million to its US and non-US pension plans, respectively. The Company anticipates that in 2012 it will make cash contributions of $19 million and $7 million to its US and non-US pension plans, respectively. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets. The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	US Plans	Non-US Plans
2012	$15	$11
2013	16	11
2014	16	12
2015	16	12
2016	17	13
Years 2017 - 2021	98	74

The Company and certain subsidiaries also maintain defined contribution plans. The Company makes matching contributions to these plans based on a percentage of employee contributions. Amounts charged to expense for defined contribution plans totaled $12 million, $8 million and $6 million in 2011, 2010 and 2009, respectively.

Postretirement Benefit Plans — The Company’s postretirement benefit plans currently are not funded. The information presented below includes plans in the United States, Brazil and Canada. The changes in the benefit obligations of the plans during 2011 and 2010, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010, are as follows:

(in millions)	2011	2010
Accumulated postretirement benefit obligation
At January 1	$88	$66
Service cost	2	2
Interest cost	4	4
Plan amendment	(23)	—
Curtailment/settlement	(26)	—
Actuarial loss	10	4
Benefits paid	(3)	(3)
Business combinations/transfers	4	14
Foreign currency translation	(2)	1
At December 31	$54	$88
Fair value of plan assets	—	—
Funded status	$54	$88

Effective January 1, 2012, a United States hourly postretirement plan became a member of a multi-employer plan.  Because of this change, a non-cash gain of $30 million was recognized as a reduction of net periodic benefit cost in fiscal year 2011.  This gain represented the previously established liability related to this coverage, net of unrecognized actuarial amounts and prior service previously included in accumulated other comprehensive loss.

Because the transfer to the multi-employer plan does not take place until January 1, 2012, there have been no contributions made to the plan as of December 31, 2011. The plan covers medical and dental benefits for hourly union employee represented by the United Steel Workers Union. There is a lifetime cap on the amount of benefits that will be paid to the employee and spouse.

Amounts recognized in the Consolidated Balance Sheets consist of:

(in millions)	2011	2010
Current liabilities	$2	$3
Non current liabilities	52	85
Net amount recognized	$54	$88

Amounts recognized in accumulated other comprehensive loss consist of:

(in millions)	2011	2010
Net actuarial loss	$10	$16
Prior service cost	1	1
Net amount recognized	$11	$17

Components of net periodic benefit cost and other amounts recognized in other comprehensive income consist of:

(in millions)	2011	2010	2009
Service cost	$2	$2	$2
Interest cost	4	4	4
Amortization of actuarial loss (gain)	(1)	2	1
Amortization of prior service cost	1
Settlement/curtailment	(31)	—	—
Net periodic benefit cost	$(25)	$8	$7

The Company estimates that postretirement benefit expense for 2012 will include approximately $0.5 million relating to the amortization of its accumulated actuarial loss and $0.2 million relating to the amortization of its prior service cost included in accumulated other comprehensive loss at December 31, 2011.

Changes in amounts recorded in other comprehensive income for 2011 consist of:

(in millions)
Net actuarial gain	$(8)
Amortization of actuarial loss	(1)
Amortization of prior service credit	22
Plan amendment	(23)
Foreign currency translation	(1)
Total recorded in other comprehensive income	(11)
Net periodic benefit cost	(25)
Total recorded in other comprehensive income and net periodic benefit cost	(36)

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2011	2010
Discount rate	6.23%	5.69%

The change from 2010 to 2011 includes the transfer of the US Hourly postretirement medical plan to a multiemployer plan.

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2011	2010	2009
Discount rate	5.69%	6.22%	6.66%

The discount rate reflects a rate of return on high quality fixed income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption. The discount rate is reviewed annually.

	US	Canada	Brazil
2012 increase in per capita cost	7.30%	7.50%	7.74%

	US	Canada	Brazil
Ultimate trend	4.50%	4.50%	7.74%
Year ultimate trend reached	2028	2031	2012

In addition, for Canada, the Company assumed an increase in the per capita cost of dental benefits of 4.5 percent per year. For Brazil, the Company assumed an increase in the per capita cost of life insurance benefits of 9.0 percent per year.

Sensitivity to Trend Assumptions (in millions)		2011
One-percent increase in trend rate
•	Effect on service cost and interest cost components	$1
•	Effect on year-end benefit obligations	$5

One-percent decrease in trend rate
•	Effect on service cost and interest cost components	$(1)
•	Effect on year-end benefit obligations	$(5)

The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)
2012	$2
2013	2
2014	2
2015	2
2016	3
Years 2017 - 2021	17

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

NOTE 10 — Supplementary Information

Balance Sheets

(in millions)	2011	2010
Accounts receivable — net:
Accounts receivable — trade	$683	$623
Accounts receivable — other	165	153
Allowance for doubtful accounts	(11)	(13)
Total accounts receivable — net	$837	$763
Inventories:
Finished and in process	$436	$345
Raw materials	294	266
Manufacturing supplies	39	34
Total inventories	$769	$645
Accrued liabilities:
Compensation expenses	$85	$105
Income taxes payable	36	45
Dividends payable	15	11
Accrued interest	15	19
Taxes payable other than income taxes	31	27
Other	67	57
Total accrued liabilities	$249	$264
Non-current liabilities:
Employees’ pension, indemnity, retirement, and other	$180	$196
Other	63	44
Total non-current liabilities	$243	$240

Statements of Income

(in millions)	2011	2010	2009
Other income-net:
NAFTA award	$58	$—	$—
Gain from change in a postretirement plan	30	—	—
Gain on investment	—	2	—
Gain from sale of land	—	—	2
Other	10	8	3
Other income-net	$98	$10	$5

Financing costs-net:
Interest expense, net of amounts capitalized (a)	$81	$68	$33
Interest income	(5)	(6)	(1)
Foreign currency transaction losses	2	2	6
Financing costs-net	$78	$64	$38

(a) Interest capitalized amounted to $5 million, $3 million and $7 million in 2011, 2010 and 2009, respectively.

Statements of Cash Flow

(in millions)	2011	2010	2009
Interest paid	$85	$50	$47
Income taxes paid	177	98	82
Noncash investing and financing activities:
Assumption of debt in connection with acquisition	—	11	—

Natural Gas Purchase Agreement:

On January 20, 2006, Corn Products Brazil (“CPO Brazil”), the Company’s wholly-owned Brazilian subsidiary entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”).  Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at CPO Brazil’s Mogi Guacu plant.  This agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement.  During the term of the Agreement, CPO Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to CPO Brazil, certain minimum quantities of natural gas that are specified in the Agreement.  The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement.  The price may vary based upon: gas commodity costs and transportation costs, which are adjusted annually; the distribution margin which is set by the Brazilian Commission of Public Energy Services; and the fluctuation of exchange rates between the US dollar and the Brazilian real.  We estimate that the total minimum expenditures by CPO Brazil through the remaining term of the Agreement will be approximately $227 million based on current exchange rates as of December 31, 2011 and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement.  CPO Brazil will make payments of approximately $20 million in each of the next five years in accordance with the Agreement.  The amount of gas purchased under this Agreement for the years ended December 31, 2011, 2010 and 2009 was approximately $26 million, $24 million and $21 million, respectively.

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

The carrying value of the redeemable common stock was $14 million at December 31, 2009, based on the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding December 31, 2009 ($29.03 per share).  Adjustments to mark the redeemable common stock to market value were recorded directly to additional paid-in capital in the equity section of the Company’s Consolidated Balance Sheets.

NOTE 12 - Equity

Preferred stock:

The Company has authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding as of December 31, 2011 and December 31, 2010.

Treasury stock:

The Company reacquired 73,260, 51,999 and 17,191 shares of its common stock during 2011, 2010 and 2009, respectively, by both repurchasing shares from employees under the stock incentive plan and through the cancellation of forfeited restricted stock.  The Company repurchased shares from employees at average purchase prices of $47.48, $33.53 and $29.76, or fair value at the date of purchase, during 2011, 2010 and 2009, respectively.  All of the acquired shares are held as common stock in treasury, less shares issued to employees under the stock incentive plan.

On November 17, 2010, the Board of Directors authorized an extension of the Company’s stock repurchase program permitting the Company to purchase of up to 5 million of its outstanding common shares through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  In 2011, the Company repurchased 1,000,000 common shares in open marked transactions at a cost of approximately $45 million.  In 2010, the Company repurchased 100,000 common shares in open market transactions at a cost of approximately $4 million.  In 2009, the Company repurchased 157,508 common shares in open market transactions at a cost of approximately $3 million.  At December 31, 2011, the Company had 3,685,382 shares available to be repurchased under its program.  The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan.  However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2009, 2010 and 2011:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Redeemable Shares	Outstanding
Balance at December 31, 2008	75,320	777	500	74,043
Issuance of restricted stock as compensation	—	(84)	—	84
Issuance under incentive and other plans	—	(147)	—	147
Stock options exercised	—	(287)	—	287
Purchase/acquisition of treasury stock	—	175	—	(175)
Balance at December 31, 2009	75,320	434	500	74,386
Issuance of restricted stock as compensation	66	(19)	—	85
Issuance under incentive and other plans	42	(2)	—	44
Stock options exercised	607	(552)	—	1,159
Purchase/acquisition of treasury stock	—	151	—	(151)
Expiration of put option (see Note 11)	—	—	(500)	500
Balance at December 31, 2010	76,035	12	—	76,023
Issuance of restricted units stock as compensation	56	—	—	56
Issuance under incentive and other plans	91	(9)	—	100
Stock options exercised	640	(137)	—	777
Purchase/acquisition of treasury stock	—	1,073	—	(1,073)
Balance at December 31, 2011	76,822	939	—	75,883

Share-based payments:

The Company has a stock incentive plan (“SIP”) administered by the compensation committee of its Board of Directors that provides for the granting of stock options, restricted stock and other stock-based awards to certain key employees.  A maximum of 8 million shares were originally authorized for awards under the SIP.  As of December 31, 2011, 4.8 million shares were available for future grants under the SIP.  Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.  Total share-based compensation expense for 2011 was $11 million, net of income tax effect of $5 million.  Total share-based compensation expense for 2010 was $8 million, net of income tax effect of $4 million.  Total share-based compensation expense for 2009 was $6 million, net of income tax effect of $4 million.

The Company grants nonqualified options to purchase shares of the Company’s common stock.  The stock options have a ten-year life and are exercisable upon vesting, which occurs evenly over a three-year period at the anniversary dates of the date of grant.  Compensation expense is recognized on a straight-line basis for awards.  As of December 31, 2011, certain of these nonqualified options have been forfeited due to the termination of employees.

The fair value of stock option awards was estimated at the grant dates using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Expected life (in years)	5.8	5.8	5.3
Risk-free interest rate	2.8%	2.7%	2.0%
Expected volatility	32.7%	33.1%	31.2%
Expected dividend yield	1.2%	1.9%	2.1%

The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on historical dividend payments. The weighted average fair value of options granted during 2011, 2010 and 2009 was estimated to be $15.17, $8.41 and $6.36, respectively.

A summary of stock option transactions for the last three years follows:

(shares in thousands)	Stock Option Shares	Stock Option Price Range	Weighted Average per Share Exercise Price for Stock Options
Outstanding at December 31, 2008	4,370	$11.37 to $40.71	$24.76
Granted	899	18.31 to 25.74	25.53
Exercised / vested	(287)	11.37 to 25.83	14.82
Cancelled	(140)	25.58 to 34.36	30.81
Outstanding at December 31, 2009	4,842	11.37 to 40.71	25.32
Granted	828	28.75 to 33.63	28.95
Exercised / vested	(1,158)	11.37 to 34.93	19.29
Cancelled	(78)	25.58 to 34.36	29.68
Outstanding at December 31, 2010	4,434	14.17 to 40.71	27.49
Granted	438	47.95 to 52.64	47.96
Exercised / vested	(777)	14.17 to 40.71	24.24
Cancelled	(65)	18.31 to 47.95	30.60
Outstanding at December 31, 2011	4,030	$14.33 to $52.64	$30.29

The intrinsic values of stock options exercised during 2011, 2010 and 2009 were approximately $22 million, $22 million and $4 million, respectively.  For the years ended December 31, 2011, 2010 and 2009, cash received from the exercise of stock options was $18 million, $22 million and $4 million, respectively.  The excess income tax benefit realized from share-based compensation was $6 million, $6 million and $1 million in 2011, 2010 and 2009, respectively.  As of December 31, 2011, the unrecognized compensation cost related to non-vested stock options totaled $7 million, which will be amortized over the weighted-average period of approximately one year.

The following table summarizes information about stock options outstanding at December 31, 2011:

(shares in thousands) Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share

$10.53 to 15.79	78	$14.47	0.9	78	$14.47
$15.80 to 21.06	163	16.89	1.7	163	16.89
$21.07 to 26.32	1,522	25.48	5.1	1,282	25.46
$26.33 to 31.58	734	28.90	8.0	262	28.87
$31.59 to 36.85	1,095	34.05	5.6	1,089	34.06
$36.86 to 42.11	9	40.71	5.4	9	40.71
$42.12 to 52.64	429	47.96	9.1	—	—
	4,030	$30.29	6.0	2,883	$28.28

The number of options exercisable at December 31, 2011 was 2.9 million.

Stock options outstanding at December 31, 2011 had an aggregate intrinsic value of approximately $90 million and an average remaining contractual life of 6.0 years.  Stock options exercisable at December 31, 2011 had an aggregate intrinsic value of approximately $70 million and an average remaining contractual life of 5.1 years.  Stock options outstanding at December 31, 2010 had an aggregate intrinsic value of approximately $82 million and an average remaining contractual life of 6.3 years.  Stock options exercisable at December 31, 2010 had an aggregate intrinsic value of approximately $56 million and an average remaining contractual life of 5.2 years.

In addition to stock options, the Company awards shares of restricted common stock and restricted stock units to certain key employees.  The restricted shares and restricted units issued under the plan are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  Expense is recognized on a straight-line basis over the vesting period taking into account an estimated forfeiture rate.  The fair value of the restricted stock and restricted units is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.  The compensation expense recognized for restricted shares and restricted units was $4 million in 2011, $3 million in 2010 and $2 million in 2009.

The following table summarizes restricted share and restricted stock unit activity for the last three years:

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share	Number of Restricted Units	Weighted Average Fair Value per Share
Non-vested at December 31, 2008	179	$31.02	10	$43.13
Granted	84	25.85	136	26.06
Vested	(14)	23.77	—	—
Cancelled	(14)	30.63	—	—
Non-vested at December 31, 2009	235	29.60	146	27.17
Granted	30	30.86	25	40.82
Vested	(76)	28.90	(56)	25.81
Cancelled	(8)	30.78	(2)	45.21
Non-vested at December 31, 2010	181	$30.04	113	$30.56
Granted	—	—	182	48.04
Vested	(34)	27.56	(56)	26.08
Cancelled	(11)	29.74	(4)	47.98
Non-vested at December 31, 2011	136	$30.69	235	$44.24

The total fair value of restricted stock that vested in 2011, 2010 and 2009 was $1 million, $2 million and $.3 million, respectively. The total fair value of restricted stock units that vested in 2011 and 2010 was $1 million and $1 million, respectively.  No restricted stock units vested in 2009.

As of December 31, 2011, there was $1 million of unrecognized compensation cost related to restricted stock that will be amortized on a weighted-average basis over 1.5 years.  As of December 31, 2011, the total remaining unrecognized compensation cost related to restricted units was $7 million which will be amortized on a weighted-average basis over approximately 2.4 years.  The recognized compensation cost related to restricted shares and restricted units totaling $6 million at December 31, 2011 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.

Other share-based awards under the SIP:

Under the compensation agreement with the Board of Directors at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of restricted stock units, which track investment returns to changes in value of the Company’s common stock with dividends being reinvested.  Stock units under this plan vest immediately.  The compensation expense relating to this plan included in the Consolidated Statements of Income for 2011, 2010 and 2009 was not material.  At December 31, 2011, there were approximately 229,000 share units outstanding under this plan at a carrying value of approximately $7 million.

The Company has a long term incentive plan for officers in the form of performance shares. The ultimate payment of performance shares awarded in 2009 and to be paid in 2012 is based 50 percent on the Company’s stock performance as compared to the stock performance of a peer group and 50 percent on return on capital employed versus the target percentage. The ultimate payment of performance shares awarded in 2010 and 2011 are based solely on stock performance as compared to the stock performance of a peer group. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model.  Compensation expense for the return on capital employed portion of the plan is based on the probability of attaining the target percentage goal and is reviewed at the end of each reporting period.  The total compensation expense for these awards is being amortized over a three-year service period.  Compensation expense relating to these awards included in the Consolidated Statements of Income for 2011, 2010 and 2009 was $6 million, $3 million and $1 million, respectively.  As of December 31, 2011, the unrecognized compensation cost relating to these plans was $4 million, which will be amortized over the remaining requisite service periods of 1 to 2 years.  This amount will vary each reporting period based on changes in the probability of attaining the goal.  The recognized compensation cost related to these awards totaling $9 million at December 31, 2011 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.

Accumulated Other Comprehensive Loss:

A summary of accumulated other comprehensive income (loss) for the years ended December 31, 2009, 2010 and 2011 is presented below:

		Deferred		Unrealized	Accumulated
	Currency	Gain/(Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Income/(Loss)
Balance, December 31, 2008	$(363)	$(187)	$(42)	$(2)	$(594)
Losses on cash flow hedges, net of income tax effect of $28		(45)			(45)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $117		199			199
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax			(5)		(5)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax			2		2
Currency translation adjustment	135				135
Balance, December 31, 2009	$(228)	$(33)	$(45)	$(2)	$(308)
Gains on cash flow hedges, net of income tax effect of $12		20			20
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $34		54			54
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax			(7)		(7)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax			3		3
Currency translation adjustment	48				48
Balance, December 31, 2010	$(180)	$41	$(49)	$(2)	$(190)
Gains on cash flow hedges, net of income tax effect of $19		29			29
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $61		(105)			(105)
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax			(10)		(10)
Gains related to pension and other postretirement obligations reclassified to earnings, net of income tax			(11)		(11)
Currency translation adjustment	(126)				(126)
Balance, December 31, 2011	$(306)	$(35)	$(70)	$(2)	$(413)

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

On January 24 and 25, 2011, the Company received cash payments totaling $58.4 million from the Government of the United Mexican States pursuant to the corrected award.  Mexico made these payments pursuant to an agreement with Corn Products International that provides for terminating pending post-award litigation and waiving post-award interest.  The $58.4 million award is included in other income in the Company’s Consolidated Statement of Income for 2011.

NOTE 14 - Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis.  The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, Middle East and Africa (“EMEA”).  Its North America segment includes businesses in the United States, Canada and Mexico.  The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador, Peru and the Southern Cone of South America, which includes Argentina, Chile and Uruguay.  Its Asia Pacific segment includes businesses in Korea, Malaysia, China, Japan, Indonesia, the Philippines, Singapore, India, Australia and New Zealand and tapioca root processing operations in Thailand.  The Company’s EMEA segment includes businesses in the United Kingdom, Germany, South Africa, Pakistan, Kenya and Nigeria.  As a result of the acquisition and integration of National Starch, the Company has changed its reporting segments.  Operations in Pakistan, Kenya and Nigeria that were historically reported as part of the former Asia/Africa segment (now Asia Pacific) are now included within the EMEA segment.  For comparability purposes, amounts for 2010 and 2009 have been reclassified to reflect the new business segments.

(in millions)	2011	2010	2009
Net sales to unaffiliated customers (a):
North America	$3,356	$2,439	$2,268
South America	1,569	1,241	1,012
Asia Pacific	764	433	233
EMEA	530	254	159
Total	$6,219	$4,367	$3,672
Operating income:
North America	$322	$249	$177
South America	203	163	138
Asia Pacific	79	28	(6)
EMEA	84	37	23
Corporate	(64)	(51)	(54)
Subtotal	624	426	278
NAFTA award	58	—	—
Gain from change in a postretirement plan	30	—	—
Integration / acquisition costs	(31)	(35)	—
Restructuring / impairment charges (b)	(10)	(25)	(125)
Charge for fair value mark-up of acquired inventory	—	(27)	—
Total	$671	$339	$153
Total assets:
North America	$2,879	$2,727	$1,651
South America	1,218	1,178	999
Asia Pacific	757	676	213
EMEA	463	459	89
Total	$5,317	$5,040	$2,952
Depreciation and amortization:
North America	$128	$96	$83
South America	47	42	36
Asia Pacific	23	13	8
EMEA	13	4	3
Total	$211	$155	$130
Capital expenditures:
North America	$119	$73	$75
South America	84	65	54
Asia Pacific	24	10	6
EMEA	36	11	11
Total	$263	$159	$146

(a)       Sales between geographic regions for each of the periods presented are insignificant and therefore are not presented.

(b)       For 2011, includes a $10 million charge to write-down certain equipment as part of the Company’s North American manufacturing optimization plan.  For 2010, includes a $19 million write-off of impaired assets in Chile and a charge of $6 million principally consisting of employee severance and related benefit costs associated with the termination of employees in Chile.  For 2009, includes a $119 million write-off of goodwill pertaining to the Company’s operations in South Korea, a $5 million write-off of impaired assets in North America and a $1 million charge for employee severance and related benefit costs primarily attributable to the termination of employees in our Asia Pacific segment.

The following table presents net sales to unaffiliated customers by country of origin for the last three years:

	Net Sales
(in millions)	2011	2010	2009
United States	$1,863	$1,157	$1,124
Mexico	957	863	756
Brazil	841	662	522
Canada	536	419	388
Argentina	344	243	186
Korea	284	235	159
Others	1,394	788	537
Total	$6,219	$4,367	$3,672

The following table presents long-lived assets by country at December 31:

	Long-lived Assets
(in millions)	2011	2010	2009
United States	$1,197	$1,183	$500
Mexico	421	430	406
Brazil	415	443	364
Canada	194	198	187
Thailand	154	162	47
Argentina	160	155	151
Germany	147	134	—
United Kingdom	77	80	—
Korea	83	87	86
Others	348	345	193
Total	$3,196	$3,217	$1,934

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR *
2011
Net sales before shipping and handling costs	$1,536	$1,667	$1,712	$1,629
Less: shipping and handling costs	76	82	84	81
Net sales	$1,460	$1,585	$1,628	$1,548
Gross profit	298	272	276	280
Net income attributable to CPI	154	79	88	95
Basic earnings per common share of CPI	$2.01	$1.03	$1.15	$1.25
Diluted earnings per common share of CPI	$1.97	$1.01	$1.12	$1.22

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR *
2010
Net sales before shipping and handling costs	$995	$1,066	$1,083	$1,488
Less: shipping and handling costs	58	63	64	81
Net sales	$937	$1,003	$1,019	$1,407
Gross profit	143	164	172	246
Net income attributable to CPI	43	37	37	52
Basic earnings per common share of CPI	$0.58	$0.49	$0.49	$0.68
Diluted earnings per common share of CPI	$0.57	$0.48	$0.48	$0.67

* Fourth quarter 2011 includes a gain of $30 million ($18 million after-tax, or $0.23 per diluted common share) pertaining to a change in a postretirement plan, integration costs of $11 million ($7 million after-tax, or $0.09 per diluted common share) pertaining to the integration of National Starch and a restructuring charge of $4 million ($3 million after-tax, or $0.03 per diluted common share) relating to the Company’s North American manufacturing optimization plan.  Fourth quarter 2010 includes costs of $27 million ($18 million after-tax, or $0.23 per diluted common share) relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules and acquisition costs of $18 million ($11 million after-tax, or $0.15 per diluted common share) pertaining to the purchase of National Starch.

ITEM 9.                              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal 1. Election of Directors,” “The Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Executive Officers of the Registrant.”  The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller.  The code of ethics is posted on the Company’s Internet website, which is found at www.cornproducts.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.                       EXECUTIVE COMPENSATION

The information contained under the headings “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Equity Compensation Plan Information as of December 31, 2011” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “2011 and 2010 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) Consolidated Financial Statements

Financial Statements (see the Index to the Consolidated Financial Statements on page 48 of this report).

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

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 1-13397.

3.2*

Certificate of Elimination of Series A Junior Participating Preferred Stock of Corn Products International, Inc., filed on May 25, 2010 as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 19, 2010, File No. 1-3397.

3.3*

Amendments to Amended and Restated Certificate of Incorporation are incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 9, 2010, File No. 1-3397.

3.4*	Amended By-Laws of the Company, filed on March 21, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 21, 2007, File No. 1-13397.

4.1*

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

4.2*

Amendment No. 1 to Revolving Credit Agreement, dated as of September 29, 2010, among Corn Products International, Inc., as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of Montreal, as syndication agent, and Bank of America, N.A. and Citibank, N.A., as co-documentation agents, filed on November 5, 2010 as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13397.

4.3*

Amendment No. 2 to Revolving Credit Agreement, dated as of June 6, 2011, among Corn Products International, Inc., as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of Montreal, as syndication agent, and Bank of America, N.A. and Citibank, N.A., as co-documentation agents, filed on June 9, 2011 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 6, 2011, File No. 1-13397.

4.4*

Private Shelf Agreement, dated as of March 25, 2010 by and between Corn Products International, Inc. and Prudential Investment Management, Inc., filed on May 5, 2010 as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010.

4.5*

Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee, filed on August 27, 1999 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 1-13397.

4.6*

Third Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee, filed on April 10, 2007 as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated April 10, 2007, File No. 1-13397.

4.7*

Fourth Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee, filed on April 10, 2007 as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 10, 2007, File No. 1-13397.

4.8*

Fifth Supplemental Indenture, dated September 17, 2010, between Corn Products International, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee, filed on September 20, 2010 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2010, File No. 1-13397.

4.9*

Sixth Supplemental Indenture, dated September 17, 2010, between Corn Products International, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee, filed on September 20, 2010 as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 14, 2010, File No. 1-13397.

4.10*

Seventh Supplemental Indenture, dated September 17, 2010, between Corn Products International, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee, filed on September 20, 2010 as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 14, 2010, File No. 1-13397.

4.11*

Amendment No. 1 to Private Shelf Agreement, dated as of February 25, 2011 by and between Corn Products International, Inc. and Prudential Investment Management, Inc., filed on May 6, 2011 as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2011.

10.1 ***

Stock Incentive Plan as effective May 19, 2010 is incorporated by reference to Appendix B to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 9, 2010, File No. 1-13397.

10.2** ***	Deferred Stock Unit Plan of the Company.

10.3* ***

Form of Severance Agreement entered into by each of the Named Executive Officers other than Jorge L. Fiamenghi, filed on May 6, 2008 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397.

10.4*

International Share and Business Sale Agreement, dated as of June 19, 2010, between Akzo Nobel N.V. and Corn Products International, Inc., filed on September 21, 2010 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 19, 2010, File No. 1-13397.

10.5** ***	Form of Indemnification Agreement entered into by each of the members of the Company’s Board of Directors and the Named Executive Officers.

10.6* ***

Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844, as amended by Amendment No. 1 dated December 1, 2004, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397.

10.7* ***	Supplemental Executive Retirement Plan as effective February 7, 2011 filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended

December 31, 2010, File No. 1-13397.

10.8** ***	Executive Life Insurance Plan.

10.9* ***	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397.

10.10* ***

Annual Incentive Plan as effective May 18, 2010 is incorporated by reference to Appendix C to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 9, 2010, File No. 1-3397.

10.11* ***

Form of Notice of Restricted Stock Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 27, 2009 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13397.

10.12**	Tax Sharing Agreement dated December 1, 1997 between the Company and Bestfoods.

10.13* ***	Employee Benefits Agreement dated December 1, 1997 between the Company and Bestfoods, filed as Exhibit 4.E to the Company’s Registration Statement on Form S-8, File No. 333-43525.

10.14* ***	Executive Life Insurance Plan, Compensation Committee Summary, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397.

10.15* ***

Form of Executive Life Insurance Plan Participation Agreement and Collateral Assignment entered into by the Named Executive Officers with the exception of Jorge Fiamenghi, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397.

10.16* ***

Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan,, filed on February 11, 2011 as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2011, File No. 1-13397.

10.17* ***

Form of Notice of Grant of Stock Option and Option Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 11, 2011 as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 7, 2011, File No. 1-13397.

10.18*

Natural Gas Purchase and Sale Agreement between Corn Products Brasil-Ingredientes Industrias Ltda. and Companhia de Ga de Sao Paulo-Comgas, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-13397.

10.19* ***

Form of Separation Agreement dated as of December 11, 2007 between the Company and Jeffrey B. Hebble, filed on May 6, 2008 as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397.

10.20* ***

Form of Severance Agreement entered into by the Company and Jorge L. Fiamenghi, filed on May 6, 2008 as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397.

10.21* ***

Letter of Agreement dated as of April 2, 2009 between the Company and Ilene S. Gordon, filed on August 6, 2009 as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009, file No. 1-13397.

10.22* ***

Consulting Agreement dated as of April 27, 2009 between the Company and Samuel C. Scott III, filed on August 6, 2009 as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009, File No. 1-13397.

10.23* ***

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 11, 2011 as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 7, 2011, File No. 1-13397.

10.24* ***

Confidential Separation and General Release, dated as of January 26, 2010 by and between the Company and James J. Hirchak, filed on May 5, 2010 as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010.

10.25* ***

Letter of Agreement dated as of April 2, 2010 between the Company and Diane Frisch, filed on August 6, 2010 as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010.

10.26* ***

Executive Severance Agreement dated as of May 1, 2010 between the Company and Diane Frisch, filed on August 6, 2010 as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010.

10.27* ***

Confidentiality and Noncompete Agreement, dated as of July 23, 2010, between Corn Products Brasil-Ingredientes Industrias Ltda., the Company and Jorge L. Fiamenghi, filed November 5, 2010 as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.28* ***

Consulting Agreement, dated as of July 23, 2010, between the Company and Jorge L. Fiamenghi, filed November 5, 2010 as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.29* ***

Term Sheet, dated as of July 23, 2010 for Employment Agreements between the Company and Julio dos Reis and Productos de Maiz S.A. and Julio dos Reis, filed on November 5, 2010 as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010.

10.30* ***

Letter of Agreement dated as of September 28, 2010 between the Company and James Zallie, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13397.

10.31* ***

Employment Agreement, dated as of July 31, 2009, by and between National Starch LLC and James Zallie, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13397.

10.32* ***	National Starch LLC Severance Plan For Full Time And Part Time Non-Union Employees, effective April 1, 2008, filed as Exhibit 10.32 to the Company’s Annual

Report on Form 10-K for the year ended December 31, 2010, File No. 1-13397.

10.33 ***	Amendment No. 1 to Stock Incentive Plan dated December 14, 2011.

10.34 ***	Executive Severance Agreement dated as of December 28, 2011 between the Company and James Zallie.

11.1	Earnings Per Share Computation

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Corn Products International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity and Redeemable Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements****

*                               Incorporated herein by reference as indicated in the exhibit description.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2012.

CORN PRODUCTS INTERNATIONAL, INC.

By:	/s/Ilene S. Gordon
Ilene S. Gordon
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 27th day of February, 2012.

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