Form 10-Q
period 2012-03-31
CORN PRODUCTS INTERNATIONAL INC
filed 2012-05-08
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 30, 2012
Common Stock, $.01 par value	76,422,728 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2012	2011
Net sales before shipping and handling costs	$1,658.0	$1,535.6
Less: shipping and handling costs	83.8	76.1
Net sales	1,574.2	1,459.5
Cost of sales	1,278.3	1,161.3
Gross profit	295.9	298.2

Operating expenses	136.2	131.0
Other (income), net	(5.1)	(60.2)
Restructuring charge	3.8	—

Operating income	161.0	227.4

Financing costs, net	19.5	26.6

Income before income taxes	141.5	200.8
Provision for income taxes	45.8	45.3
Net income	95.7	155.5
Less: Net income attributable to non-controlling interests	1.5	1.9
Net income attributable to CPI	$94.2	$153.6

Weighted average common shares outstanding:
Basic	76.4	76.4
Diluted	78.0	78.1

Earnings per common share of CPI:
Basic	$1.23	$2.01
Diluted	$1.21	$1.97

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net income	$96	$156
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $16 and $24, respectively	(29)	40
Reclassification adjustment for losses (gains) on cash flow hedges included in net income, net of income tax effect of $2 and $12, respectively	5	(20)
Currency translation adjustment	36	26
Unrealized loss on investment, net of income tax effect	—	(1)
Comprehensive income	108	201
Comprehensive income attributable to non-controlling interests	(2)	(2)
Comprehensive income attributable to CPI	$106	$199

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  — FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$335	$401
Accounts receivable — net	885	837
Inventories	819	769
Prepaid expenses	25	24
Deferred income taxes	76	71
Total current assets	2,140	2,102

Property, plant and equipment — net	2,181	2,156
Goodwill — net	566	562
Other intangible assets — net	344	347
Deferred income taxes	20	19
Investments	10	10
Other assets	121	121
Total assets	$5,382	$5,317

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$141	$148
Accounts payable and accrued liabilities	753	778
Total current liabilities	894	926

Non-current liabilities	254	243
Long-term debt	1,779	1,801
Deferred income taxes	208	199
Share-based payments subject to redemption	11	15

Equity
CPI Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 76,821,553 shares issued at March 31, 2012 and December 31, 2011	1	1
Additional paid-in capital	1,139	1,146
Less: Treasury stock (common stock; 459,078 and 938,666 shares at March 31, 2012 and December 31, 2011, respectively) at cost	(22)	(42)
Accumulated other comprehensive loss	(401)	(413)
Retained earnings	1,491	1,412
Total CPI stockholders’ equity	2,208	2,104
Non-controlling interests	28	29
Total equity	2,236	2,133

Total liabilities and equity	$5,382	$5,317

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2011	$1	$1,146	$(42)	$(413)	$1,412	$29	$15
Net income attributable to CPI					94
Net income attributable to non-controlling interests						2
Dividends declared					(15)	(2)
Losses on cash flow hedges, net of income tax effect of $16				(29)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $2				5
Share-based compensation		(7)	20				(4)
Currency translation adjustment				36
Other						(1)
Balance, March 31, 2012	$1	$1,139	$(22)	$(401)	$1,491	$28	$11

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Payments Subject to Redemption
Balance, December 31, 2010	$1	$1,119	$(1)	$(190)	$1,046	$26	$9
Net income attributable to CPI					154
Net income attributable to non-controlling interests						2
Dividends declared					(11)	(2)
Gains on cash flow hedges, net of income tax effect of $24				40
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $12				(20)
Share-based compensation		13	(1)
Currency translation adjustment				26
Unrealized loss on investment, net of income tax effect				(1)
Balance, March 31, 2011	$1	$1,132	$(2)	$(145)	$1,189	$26	$9

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Cash provided by operating activities:
Net income	$96	$156
Non-cash charges (credits) to net income:
Depreciation and amortization	54	49
Changes in working capital:
Accounts receivable and prepaid items	(22)	(78)
Inventories	(42)	(104)
Accounts payable and accrued liabilities	(58)	(20)
Decrease (increase) in margin accounts	(32)	9
Other	33	10
Cash provided by operating activities	29	22

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(59)	(33)
Cash used for investing activities	(59)	(33)

Cash used for financing activities:
Proceeds from borrowings	17	34
Payments on debt	(49)	(54)
Issuance of common stock	8	7
Dividends paid (including to non-controlling interests)	(17)	(12)
Excess tax benefit on share-based compensation	1	1
Cash used for financing activities	(40)	(24)

Effect of foreign exchange rate changes on cash	4	—
Decrease in cash and cash equivalents	(66)	(35)
Cash and cash equivalents, beginning of period	401	302
Cash and cash equivalents, end of period	$335	$267

See Notes to Condensed Consolidated Financial Statements

CORN PRODUCTS INTERNATIONAL, INC. (“CPI”)

Notes to Condensed Consolidated Financial Statements

1.             Interim Financial Statements

References to the “Company” are to Corn Products International, Inc. (“CPI”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2011 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2012 and 2011, and the financial position of the Company as of March 31, 2012.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

Certain prior year amounts in the Condensed Consolidated Statement of Equity and Redeemable Equity have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on previously recorded net income or cash flows.

2.                                      New Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income.  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting with respect to comprehensive income.  This Update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, this Update requires an entity to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB deferred the effective date for those changes required in this Update relating to the presentation of reclassification adjustments.  Except for the presentation of reclassification adjustments, this Update is effective for interim and annual periods beginning after December 15, 2011.  The Company has changed its presentation of Comprehensive Income to immediately follow the Condensed Consolidated Statement of Income.  The implementation of the guidance contained in this Update did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This Update requires an entity to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The guidance in this Update is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods.  We are assessing the requirements of this Update and expect to comply with the guidance it contains in the first quarter of 2013.

3.             Restructuring Charge

As part of a manufacturing optimization plan developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 the Company committed to a plan that will optimize its production capabilities at certain of its North American facilities.  The Company anticipates that its plan will be completed by September 30, 2012 at which time certain equipment will cease to be used.  As a result, the Company is recording restructuring charges to write the equipment off by September 30, 2012.  For the first quarter of 2012, the Company recorded charges of $4 million, of which $3 million represents accelerated depreciation on the equipment.  The Company will record restructuring charges of $4 million per quarter until the completion of the plan when the equipment will be fully depreciated.

4.             Segment Information

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

	Three Months Ended March 31,
(in millions)	2012	2011
Net Sales
North America	$891.8	$779.8
South America	367.5	367.7
Asia Pacific	189.1	182.0
EMEA	125.8	130.0
Total	$1,574.2	$1,459.5

Operating Income
North America	$100.0	$100.6
South America	45.6	49.2
Asia Pacific	20.3	19.1
EMEA	18.9	21.6
Corporate	(17.6)	(14.5)
Sub-total	167.2	176.0
Integration costs	(2.4)	(7.0)
Restructuring charge	(3.8)	—
NAFTA award	—	58.4
Total	$161.0	$227.4

(in millions)	At March 31, 2012	At December 31, 2011
Total Assets
North America	$2,852	$2,879
South America	1,228	1,218
Asia Pacific	797	757
EMEA	505	463
Total	$5,382	$5,317

5.             Financial Instruments, Derivatives and Hedging Activities

The Company has manufacturing operations in North America, South America, Asia Pacific and EMEA.  The Company’s products are made primarily from corn.

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

Commodity price hedging:  The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to eighteen months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas is used or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash flow hedges are not significant.

At March 31, 2012, the Company’s AOCI account included $48 million of losses, net of tax of $26 million, related to its commodity-hedging derivative instruments.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any Treasury Lock agreements outstanding at March 31, 2012.

On March 25, 2011, the Company entered into interest rate swap agreements that effectively convert the interest rate on the Company’s 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in earnings.  The fair value of these interest rate swap agreements approximated $20 million at March 31, 2012 and is reflected in the Condensed Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At March 31, 2012, the Company’s AOCI account included $12 million of losses (net of tax of $7 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of March 31, 2012, the Company had $87 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.  The fair value of these derivative instruments was approximately $5 million at March 31, 2012.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At March 31, 2012	At December 31, 2011	Balance Sheet Location	At March 31, 2012	At December 31, 2011

Commodity contracts	Accounts receivable-net	$4	$14	Accounts payable and accrued liabilities	$57	$34

				Non-current liabilities	13	11
Total		$4	$14		$70	$45

At March 31, 2012, the Company had outstanding futures and option contracts that hedge approximately 96 million bushels of forecasted corn purchases.  Also at March 31, 2012, the Company had outstanding swap and option contracts that hedge approximately 21 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Reclassified from AOCI into Income	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Commodity contracts	$(45)	$64	Cost of sales	$(6)	$33
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(45)	$64		$(7)	$32

At March 31, 2012, the Company’s AOCI account included approximately $38 million of losses on commodity hedging contracts, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally, at March 31, 2012, the Company’s AOCI account included approximately $2 million of losses on Treasury Lock agreements, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of March 31, 2012				As of December 31, 2011
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—	$2	$2	$—	$—
Derivative assets	24	4	20	—	33	14	19	—
Derivative liabilities	75	34	41	—	46	16	30	—
Long-term debt	1,888	—	1,888	—	1,921	—	1,921	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At March 31, 2012, the carrying value and fair value of the Company’s long-term debt was $1.78 billion and $1.89 billion, respectively.

6.             Share-Based Compensation

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended March 31,
(in millions)	2012	2011
Total share-based compensation expense included in net income	$4.3	$3.3
Income tax benefit related to share-based compensation included in net income	$1.4	$1.1

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

The Company granted non-qualified options to purchase 457 thousand shares of the Company’s common stock during the three months ended March 31, 2012.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2012	March 31, 2011
Expected life (in years)	5.8	5.8
Risk-free interest rate	1.07%	2.76%
Expected volatility	33.33%	32.71%
Expected dividend yield	1.18%	1.17%

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

Stock option activity for the three months ended March 31, 2012 was as follows:

(dollars and shares in thousands)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,030	$30.29
Granted	457	55.95
Exercised	(363)	26.32
Cancelled	(9)	36.66
Outstanding at March 31, 2012	4,115	33.48	6.30	$99,451

Exercisable at March 31, 2012	3,101	29.28	5.42	$87,991

For the three months ended March 31, 2012, cash received from the exercise of stock options was $8 million and the excess tax benefit realized from the exercise of stock options was $1 million.  As of March 31, 2012, the total remaining unrecognized compensation cost related to stock options approximated $12 million, which will be amortized over the weighted-average period of approximately 1.6 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended March 31,
(dollars in thousands, except per share)	2012	2011
Weighted average grant date fair value of stock options granted (per share)	$16.16	$15.16
Total intrinsic value of stock options exercised	$10,997	$5,660

Restricted Shares and Restricted Units of Common Stock:

The Company has granted shares of restricted common stock and restricted stock units to certain key employees.  The restricted shares and restricted units are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The fair value of the restricted stock and restricted units is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for restricted shares and restricted units for the three months ended March 31, 2012 aggregated $1 million, consistent with the prior year period.

The following table summarizes restricted share and restricted stock unit activity for the three months ended March 31, 2012:

	Restricted Shares		Restricted Units
(in thousands except per share)	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Units	Weighted Average Fair Value
Non-vested at December 31, 2011	136	$30.69	235	$44.24
Granted	—	—	151	55.97
Vested	(34)	33.61	—	—
Cancelled	(4)	25.58	(1)	47.98
Non-vested at March 31, 2012	98	29.87	385	48.93

As of March 31, 2012, the total remaining unrecognized compensation cost related to restricted stock was $1 million, which will be amortized on a weighted-average basis over approximately 1.7 years.  As of March 31, 2012, the total remaining unrecognized compensation cost related to restricted units was $14 million, which will be amortized on a weighted-average basis over approximately 2.4 years.

7.             Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended March 31,
	US Plans		Non-US Plans
(in millions)	2012	2011	2012	2011
Service cost	$1.7	$1.7	$2.0	$1.3
Interest cost	3.0	3.2	3.1	2.9
Expected return on plan assets	(4.1)	(3.5)	(2.7)	(2.7)
Amortization of net actuarial loss	0.5	0.3	0.9	0.6
Amortization of transition obligation	—	—	0.1	0.1
Net pension cost	$1.1	$1.7	$3.4	$2.2

The Company currently anticipates that it will make approximately $28 million in cash contributions to its pension plans in 2012, consisting of $19 million to its US pension plans and $9 million to its non-US pension plans.  For the three months ended March 31, 2012, payments of $2 million were made to the non-US plans.  No payments were made to the US plans in first quarter 2012.

The following sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended March 31,
(in millions)	2012	2011
Service cost	$0.6	$0.8
Interest cost	0.9	1.3
Amortization of net actuarial loss	0.1	0.2
Net postretirement benefit cost	$1.6	$2.3

8.             Inventories

Inventories are summarized as follows:

(in millions)	At March 31, 2012	At December 31, 2011
Finished and in process	$448	$436
Raw materials	319	294
Manufacturing supplies and other	52	39
Total inventories	$819	$769

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

On January 24 and 25, 2011, the Company received cash payments totaling $58.4 million from the Government of the United Mexican States pursuant to the corrected award.  Mexico made these payments pursuant to an agreement with Corn Products International that provides for terminating pending post-award litigation and waiving post-award interest.  The $58.4 million award is included in other income in the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2011.

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

Operating income, net income and diluted earnings per common share for the first quarter of 2012 declined from the record results of a year ago that included a $58 million gain from a NAFTA award (see Note 9 of the Notes to the Condensed Consolidated Financial Statements).  Our business performed as expected during the first quarter and we anticipate another strong year in 2012.

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

For The Three Months Ended March 31, 2012

With Comparatives for the Three Months Ended March 31, 2011

Net Income attributable to CPI.  Net income for the quarter ended March 31, 2012 decreased to $94.2 million, or $1.21 per diluted common share, from $153.6 million, or $1.97 per diluted common share, in the first quarter of 2011.  The results for the first three months of 2012 include after-tax restructuring charges of $2.5 million ($0.03 per diluted common share) relating to our manufacturing optimization plan in North America and after-tax costs of $1.5 million ($0.02 per diluted common share) associated with our integration of National Starch.  Our first quarter 2011 results included a $58.4 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States (see Note 9 of the Notes to

the Condensed Consolidated Financial Statements for additional information) and after-tax costs of $4.8 million ($0.06 per diluted common share) related to the integration of National Starch.

Without the integration and restructuring costs in 2012 and the NAFTA award and integration costs in 2011, net income and diluted earnings per common share for 2012 would have decreased 2 percent from 2011.  The decline in net income primarily reflects a reduction in operating income driven principally by lower sales volumes and weaker foreign currencies in South America and EMEA.  Additionally, higher corn costs also contributed to the reduced earnings.

Net Sales.  First quarter net sales totaled $1.57 billion, up 8 percent from first quarter 2011 net sales of $1.46 billion.  The increase in net sales was driven by price/product mix improvement of 8 percent.  Slight volume growth was offset by unfavorable currency translation of 1 percent attributable to weaker foreign currencies.  Co-product sales of $268 million for first quarter 2012 increased 3 percent from $260 million in the prior year period, primarily reflecting improved volume.

North American net sales for first quarter 2012 increased 14 percent to $892 million, from $780 million a year ago. This increase reflects improved price/product mix of 10 percent and volume growth of 4 percent driven by stronger sales to our soft drink and brewing customers.  Improved selling prices helped to offset higher corn costs.  In South America, first quarter 2012 net sales were unchanged from the year ago period at $368 million, as improved price/product mix of 8 percent, was offset by a 4 percent reduction from unfavorable currency translation and a volume decline of 4 percent primarily due to a soft economy.  In Asia Pacific, first quarter 2012 net sales increased 4 percent to $189 million from $182 million a year ago, principally driven by improved product selling prices.  EMEA net sales for first quarter 2012 declined 3 percent to $126 million from $130 million last year, as a 6 percent volume reduction and unfavorable currency translation of 4 percent more than offset a 7 percent price/product mix improvement.

Cost of Sales and Operating Expenses. Cost of sales of $1.28 billion for first quarter 2012 increased 10 percent from $1.16 billion in the prior year period.  This increase primarily reflects higher corn costs and volume growth.  Currency translation caused cost of sales for 2012 to decrease approximately 2 percent from 2011, reflecting the impact of weaker foreign currencies.  Gross corn costs per ton for 2012 increased approximately 13 percent from 2011 driven by higher market prices for corn.  Our gross profit margin for first quarter 2012 was 19 percent, as compared with 20 percent a year ago.

First quarter 2012 operating expenses increased to $136 million from $131 million last year.  Higher compensation-related costs were partially offset by lower integration expenses and the impact of weaker foreign currencies.  Currency translation caused first quarter 2012 operating expenses to decrease approximately 1 percent from a year ago, reflecting the impact of weaker foreign currencies.  Operating expenses for first quarter 2012 represented 8.7 percent of net sales, down from 9.0 percent a year ago.  Without the integration costs, operating expenses, as a percentage of net sales, would have been 8.5 percent in both first quarter 2012 and 2011.

Other Income-net.  Other income-net for first quarter 2012 was $5 million, as compared to $60 million a year ago.  This decrease primarily reflects the $58 million NAFTA award received from the Government of the United Mexican States in the first quarter of 2011.

Operating Income.  First quarter 2012 operating income was $161 million, down from $227 million a year ago.  The current year period includes $2 million of costs pertaining to the integration of National Starch and a $4 million restructuring charge to reduce the carrying value of certain equipment in connection with our manufacturing optimization plan in North America.  First quarter 2011 included the $58 million NAFTA award and $7 million of costs pertaining to the integration of National Starch.  Without the integration and restructuring costs in 2012 and the NAFTA award and the integration costs in 2011, operating income for first quarter 2012 would have declined 5 percent to $167 million from $176 million a year ago.  This decrease primarily reflects reduced sales volumes and unfavorable currency translation in South America and EMEA.  Higher corn costs also contributed to the decrease in operating income.  Unfavorable currency translation associated with weaker foreign currencies caused operating income to decline by approximately $4 million from the prior year period.  North America operating income for first quarter 2012 decreased slightly to $100.0 million from $100.6 million a year ago.  Volume growth and improved product selling prices helped to offset higher corn costs.  South America operating income for first quarter 2012 decreased 7 percent to $45.6 million from $49.2 million a year ago.  This decline reflects lower earnings in Brazil principally driven by softer demand from a weaker economy, which more than offset improved earnings in the Southern Cone of South America.  Translation effects associated with weaker South American currencies (particularly the Argentine peso and the Brazilian Real) caused operating income to decrease by approximately $3 million.  Asia Pacific operating income for first quarter 2012 increased 6 percent to $20.3 million from $19.1 million a year ago, driven by improved product selling prices.  EMEA first quarter 2012 operating income decreased 13 percent to $18.9 million from $21.6 million a year ago.  The decline primarily reflects softer demand attributable to a difficult European economy.  Additionally, translation effects associated with weaker foreign currencies caused EMEA operating income to decrease by approximately $1 million.

Financing Costs-net.  Financing costs for first quarter 2012 decreased to $19.5 million from $26.6 million a year ago.  This decline primarily reflects a reduction in foreign currency transaction losses.  A decrease in interest expense driven by lower borrowing rates and an increase in interest income attributable to higher cash balances and interest income rates also contributed to the reduced financing costs.

Provision for Income Taxes.  The effective income tax rate for the first quarter of 2012 increased to 32.4 percent from 22.6 percent a year ago.  The effective income tax rate in the first quarter of 2011 was favorably impacted by the recognition of the nontaxable NAFTA settlement and would have otherwise been 31.8 percent.

In 2009, we recorded a valuation allowance against the net deferred tax assets of our Korean subsidiary.  The recent earnings trend of the Korean subsidiary make it reasonably likely that valuation allowances of up to approximately $13 million will be reversed through the tax provision in the near future.

Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for first quarter 2012 was $1.5 million, as compared with $1.9 million a year ago.  The decrease primarily reflects lower earnings from our operations in Pakistan.

Comprehensive Income Attributable to CPI. We recorded comprehensive income of $106 million for the first quarter of 2012, as compared with $199 million a year ago.  The decrease primarily reflects the decline in net income and losses on cash flow hedges, which more than offset favorable currency translation attributable to stronger end of period foreign currencies.  The favorable variance in the currency translation adjustment reflects a greater strengthening in foreign currencies at March 31, 2012 relative to the US dollar, as compared to a year ago when end of period foreign currency appreciation was more moderate.

Liquidity and Capital Resources

Cash provided by operating activities for the first three months of 2012 increased to $29 million from $22 million a year ago.  The increase in operating cash flow primarily reflects a reduction in our investment in working capital, which more than offset our lower net income and an increase in our margin accounts relating to commodity hedging contracts.  Our working capital increase for first quarter 2012 was driven principally by an increase in inventory quantities to meet anticipated demand, an increase in our margin accounts relating to commodity hedging contracts and a decrease in accounts payable and accrued liabilities due to the timing of payments.  An increase in accounts receivable primarily reflecting our sales growth also contributed to the working capital increase for first quarter 2012.  Capital expenditures of $59 million for the first three months of 2012 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be in the range of approximately $275 million to $325 million for full year 2012.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on June 6, 2014.  We had $353 million of borrowings outstanding under our Revolving Credit Agreement at March 31, 2012.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $433 million of unused operating lines of credit in the various foreign countries in which we operate.

At March 31, 2012, we had total debt outstanding of $1.92 billion, as compared to $1.95 billion at December 31, 2011.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $350 million (principal amount) of 3.2 percent notes due 2015, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $141 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.6 percent for the first three months of 2012, down from 5.3 percent in the comparable prior year period.

On March 21, 2012, our board of directors declared a quarterly cash dividend of $0.20 per share of common stock.  This dividend was paid on April 25, 2012 to stockholders of record at the close of business on April 2, 2012.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested.  Approximately $321 million of our cash and cash equivalents as of March 31, 2012 is held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from our foreign subsidiaries. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in our manufacturing processes.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At March 31, 2012, our accumulated other comprehensive loss account (“AOCI”) included $48 million of losses, net of tax of $26 million, related to these derivative instruments.  It is anticipated that approximately $38 million of these losses, net of tax, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At March 31, 2012, we had $87 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.  The fair value of these derivative instruments was approximately $5 million at March 31, 2012.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At March 31, 2012, we did not have any T-Locks outstanding.

We have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $20 million at March 31, 2012 and is reflected in the Condensed Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At March 31, 2012, our accumulated other comprehensive loss account included $12 million of losses (net of tax of $7 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2012.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any predictions regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we manufacture and/or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses, including National Starch; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Forms 10-Q or 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, and is incorporated herein by reference.  There have been no material changes to our market risk during the three months ended March 31, 2012.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Jan. 1 – Jan. 31, 2012	—	—	—	3,685 shares
Feb. 1 – Feb. 29, 2012	—	—	—	3,685 shares
March 1 – March 31, 2012	—	—	—	3,685 shares
Total	—		—

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of March 31, 2012, we had repurchased 1.3 million shares under the program, leaving 3.7 million shares available for repurchase.

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

CORN PRODUCTS INTERNATIONAL, INC.

DATE:	May 8, 2012	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Executive Vice President and Chief Financial Officer

DATE:	May 8, 2012	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Statement re: Computation of Earnings per Share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Corn Products International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as Amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as Amended, and otherwise are not subject to liability under those sections.