Form 10-Q
period 2012-06-30
Ingredion Inc
filed 2012-08-08
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

COMMISSION FILE NUMBER 1-13397

INGREDION INCORPORATED

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT July 31, 2012
Common Stock, $.01 par value	76,184,605 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

INGREDION INCORPORATED (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Net sales before shipping and handling costs	$1,719.7	$1,667.3	$3,377.7	$3,202.9
Less: shipping and handling costs	84.7	82.7	168.5	158.9
Net sales	1,635.0	1,584.6	3,209.2	3,044.0
Cost of sales	1,339.8	1,312.8	2,618.1	2,474.0
Gross profit	295.2	271.8	591.1	570.0

Operating expenses	131.5	137.3	267.7	268.5
Other (income), net	(2.8)	(2.9)	(7.8)	(63.3)
Restructuring / impairment charges	13.6	2.5	17.4	2.5

Operating income	152.9	134.9	313.8	362.3

Financing costs, net	17.2	19.0	36.7	45.6

Income before income taxes	135.7	115.9	277.1	316.7
Provision for income taxes	25.0	34.9	70.8	80.2
Net income	110.7	81.0	206.3	236.5
Less: Net income attributable to non-controlling interests	1.6	1.7	3.0	3.6
Net income attributable to Ingredion	$109.1	$79.3	$203.3	$232.9

Weighted average common shares outstanding:
Basic	76.6	76.8	76.5	76.6
Diluted	77.9	78.6	77.9	78.4

Earnings per common share of Ingredion:
Basic	$1.42	$1.03	$2.66	$3.04
Diluted	$1.40	$1.01	$2.61	$2.97

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

INGREDION INCORPORATED (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Net income	$111	$81	$206	$237
Other comprehensive income:
Gains on cash flow hedges, net of income tax effect of $19, $7, $3 and $31, respectively	34	11	5	51
Reclassification adjustment for losses (gains) on cash flow hedges included in net income, net of income tax effect of $5, $17, $8 and $29, respectively	10	(28)	14	(48)
Currency translation adjustment	(78)	45	(41)	70
Comprehensive income	77	109	184	310
Comprehensive income attributable to non-controlling interests	(2)	(2)	(3)	(4)
Comprehensive income attributable to Ingredion	$75	$107	$181	$306

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  — FINANCIAL STATEMENTS

INGREDION INCORPORATED (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$440	$401
Accounts receivable — net	843	837
Inventories	779	769
Prepaid expenses	20	24
Deferred income taxes	65	71
Total current assets	2,147	2,102

Property, plant and equipment — net	2,129	2,156
Goodwill — net	557	562
Other intangible assets — net	338	347
Deferred income taxes	31	19
Investments	10	10
Other non-current assets	117	121
Total assets	$5,329	$5,317

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$63	$148
Deferred income taxes	11	—
Accounts payable and accrued liabilities	734	778
Total current liabilities	808	926

Non-current liabilities	244	243
Long-term debt	1,776	1,801
Deferred income taxes	201	199
Share-based payments subject to redemption	13	15

Equity
Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 76,821,553 shares issued at June 30, 2012 and December 31, 2011	1	1
Additional paid-in capital	1,139	1,146
Less: Treasury stock (common stock; 649,457 and 938,666 shares at June 30, 2012 and December 31, 2011, respectively) at cost	(31)	(42)
Accumulated other comprehensive loss	(435)	(413)
Retained earnings	1,585	1,412
Total Ingredion stockholders’ equity	2,259	2,104
Non-controlling interests	28	29
Total equity	2,287	2,133

Total liabilities and equity	$5,329	$5,317

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

INGREDION INCORPORATED (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	controlling	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Redemption
Balance, December 31, 2011	$1	$1,146	$(42)	$(413)	$1,412	$29	$15
Net income attributable to Ingredion					203
Net income attributable to non-controlling interests						3
Dividends declared					(30)	(3)
Gains on cash flow hedges, net of income tax effect of $3				5
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $8				14
Repurchases of common stock			(16)
Share-based compensation		(7)	27				(2)
Currency translation adjustment				(41)
Other						(1)
Balance, June 30, 2012	$1	$1,139	$(31)	$(435)	$1,585	$28	$13

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2010	$1	$1,119	$(1)	$(190)	$1,046	$26	$9
Net income attributable to Ingredion					233
Net income attributable to non-controlling interests						4
Dividends declared					(23)	(3)
Gains on cash flow hedges, net of income tax effect of $31				51
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $29				(48)
Repurchases of common stock			(3)
Share-based compensation		22					1
Currency translation adjustment				70
Balance, June 30, 2011	$1	$1,141	$(4)	$(117)	$1,256	$27	$10

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

INGREDION INCORPORATED (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2012	2011
Cash provided by operating activities:
Net income	$206	$237
Non-cash charges (credits) to net income:
Write-off of impaired assets	6	—
Depreciation and amortization	107	103
Changes in working capital:
Accounts receivable and prepaid items	(48)	(48)
Inventories	(17)	(169)
Accounts payable and accrued liabilities	(38)	(49)
Decrease in margin accounts	56	6
Other	46	22
Cash provided by operating activities	318	102

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(128)	(89)
Payment for acquisition	—	(15)
Cash used for investing activities	(128)	(104)

Cash used for financing activities:
Proceeds from borrowings	20	28
Payments on debt	(131)	(44)
Repurchases of common stock	(16)	(3)
Issuances of common stock	13	13
Dividends paid (including to non-controlling interests)	(33)	(24)
Excess tax benefit on share-based compensation	1	2
Cash used for financing activities	(146)	(28)

Effect of foreign exchange rate changes on cash	(5)	1
Increase (decrease) in cash and cash equivalents	39	(29)
Cash and cash equivalents, beginning of period	401	302
Cash and cash equivalents, end of period	$440	$273

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1.             Interim Financial Statements

On May 15, 2012, the Company’s stockholders approved of the Company’s name change to Ingredion Incorporated from Corn Products International, Inc. References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2011 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2012 and 2011, and the financial position of the Company as of June 30, 2012.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

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

3.             Restructuring and Asset Impairment Charges

In the second quarter of 2012, the Company decided to restructure its business operations in Kenya and close its manufacturing plant in the country.  As part of that decision, the Company recorded a $10 million restructuring charge to its Statement of Income consisting of a $6 million fixed asset impairment charge, a $2 million charge to reduce certain working capital balances to fair value based on the announced closure, and $2 million of costs primarily consisting of severance pay related to the termination of the majority of its employees in Kenya.  The Company estimates that it will incur approximately $12 million in additional charges in the second half of 2012 associated with this restructuring.  These anticipated charges include the recognition of the cumulative translation adjustment associated with its Kenyan operations of approximately $7 million and other period costs to wind down the operations, such as dismantling the factory.  The Company anticipates completing this disposal activity by the end of 2012.

Additionally, as part of a manufacturing optimization program developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 the Company committed to a plan that will optimize its production capabilities at certain of its North American facilities.  The Company anticipates that its plan will be completed in the second half of 2012 at which time certain equipment will cease to be used.  As a result, the Company is recording restructuring charges to write the equipment off by September 30, 2012.  For the second quarter and first-half of 2012, the Company recorded charges of $4 million and $7 million, respectively, of which $3 million and $6 million represent accelerated depreciation on the equipment.  The Company anticipates recording further restructuring charges of approximately $4 million in the second half of 2012 until the completion of the plan when the equipment will be fully depreciated.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net Sales
North America	$949.7	$852.6	$1,841.5	$1,632.4
South America	349.1	390.3	716.6	758.0
Asia Pacific	208.1	201.4	397.2	383.3
EMEA	128.1	140.3	253.9	270.3
Total	$1,635.0	$1,584.6	$3,209.2	$3,044.0

Operating Income
North America	$96.9	$70.2	$196.9	$170.7
South America	47.3	47.6	92.9	96.9
Asia Pacific	22.9	22.4	43.2	41.1
EMEA	18.8	21.7	37.6	43.7
Corporate	(18.1)	(16.5)	(35.7)	(31.0)
Sub-total	167.8	145.4	334.9	321.4
Restructuring/impairment charges	(13.6)	(2.5)	(17.4)	(2.5)
Integration costs	(1.3)	(8.0)	(3.7)	(15.0)
NAFTA award	—	—	—	58.4
Total	$152.9	$134.9	$313.8	$362.3

(in millions)	At June 30, 2012	At December 31, 2011
Total Assets
North America	$2,845	$2,879
South America	1,166	1,218
Asia Pacific	811	757
EMEA	507	463
Total	$5,329	$5,317

5.             Financial Instruments, Derivatives and Hedging Activities

The Company has manufacturing operations in North America, South America, Asia Pacific and EMEA.  The Company’s products are made primarily from corn.

The Company is exposed to market risk stemming from changes in commodity prices (corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties.  Derivative financial instruments currently used by the Company consist of commodity futures, options and swap contracts, forward currency contracts and options, and interest rate swaps.

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

At June 30, 2012, the Company’s AOCI account included $6 million of losses, net of tax of $3 million, related to its commodity-hedging derivative instruments.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any Treasury Lock agreements outstanding at June 30, 2012.

On March 25, 2011, the Company entered into interest rate swap agreements that effectively convert the interest rate on the Company’s 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in earnings.  The fair value of these interest rate swap agreements approximated $21 million at June 30, 2012 and is reflected in the Condensed Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At June 30, 2012, the Company’s AOCI account included $11 million of losses (net of tax of $7 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of June 30, 2012, the Company had $134 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.  The fair value of these derivative instruments was approximately $2 million at June 30, 2012.

The Company also uses derivative instruments that are designated as cash flow hedges relating to certain US dollar obligations of a foreign subsidiary.  At June 30, 2012, the Company’s AOCI account included gains of $1 million, net of tax, related to its currency-hedging derivative instruments.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At June 30, 2012	At December 31, 2011	Balance Sheet Location	At June 30, 2012	At December 31, 2011

Commodity and foreign currency contracts	Accounts receivable-net	$35	$14	Accounts payable and accrued liabilities	$16	$34

Commodity contracts	Other non-current assets	2	—	Non-current liabilities	9	11

Total		$37	$14		$25	$45

At June 30, 2012, the Company had outstanding futures and option contracts that hedge approximately 101 million bushels of forecasted corn and soy bean oil purchases.  Also at June 30, 2012, the Company had outstanding swap and option contracts that hedge approximately 18 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

Derivatives in	Amount of Gains Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Reclassified from AOCI into Income	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Commodity and foreign currency contracts	$53	$18	Cost of sales	$(14)	$46
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$53	$18		$(15)	$45

Derivatives in	Amount of Gains Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Reclassified from AOCI into Income	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Commodity and foreign currency contracts	$8	$82	Cost of sales	$(20)	$79
Interest rate contracts	—	—	Financing costs, net	(2)	(2)
Total	$8	$82		$(22)	$77

At June 30, 2012, the Company’s AOCI account included approximately $1 million of losses on commodity hedging contracts, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally at June 30, 2012, the Company’s AOCI account included approximately $2 million of losses on Treasury Lock agreements (net of income taxes) and an after-tax gain of $1 million related to currency hedges, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of June 30, 2012				As of December 31, 2011
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—	$2	$2	$—	$—
Derivative assets	60	35	25	—	33	14	19	—
Derivative liabilities	25	1	24	—	46	16	30	—
Long-term debt	1,935	—	1,935	—	1,921	—	1,921	—

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

The carrying values of cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At June 30, 2012, the carrying value and fair value of the Company’s long-term debt was $1.78 billion and $1.94 billion, respectively.

6.             Share-Based Compensation

A summary of information with respect to stock-based compensation is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Total share-based compensation expense included in net income	$4.2	$4.1	$8.5	$7.4
Income tax benefit related to share-based compensation included in net income	$1.2	$1.4	$2.6	$2.5

Stock Options:

Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant.  The options have a 10-year term and are exercisable upon vesting, which occurs evenly over a three-year period from the date of the grant.  Compensation expense is recognized on a straight-line basis for all awards.

The Company granted non-qualified options to purchase 460 thousand shares of the Company’s common stock during the six months ended June 30, 2012 and 438 thousand shares for the six months ended June 30, 2011.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Expected life (in years)	5.8	5.8
Risk-free interest rate	1.07%	2.76%
Expected volatility	33.33%	32.71%
Expected dividend yield	1.18%	1.17%

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

Stock option activity for the six months ended June 30, 2012 was as follows:

(dollars and shares in thousands)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,030	$30.29
Granted	460	55.96
Exercised	(467)	26.35
Cancelled	(18)	40.07
Outstanding at June 30, 2012	4,005	33.65	6.09	$66,503

Exercisable at June 30, 2012	3,038	29.34	5.21	$61,327

For the six months ended June 30, 2012, cash received from the exercise of stock options was $13 million and the excess tax benefit realized from the exercise of stock options was $1 million.  As of June 30, 2012, the total remaining unrecognized compensation cost related to stock options approximated $10 million, which will be amortized over the weighted-average period of approximately 1.5 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share)	2012	2011	2012	2011
Weighted average grant date fair value of stock options granted (per share)	$16.56	$16.65	$16.16	$15.17
Total intrinsic value of stock options exercised	$3,058	$9,521	$14,055	$15,181

Restricted Shares and Restricted Units of Common Stock:

The Company has granted shares of restricted common stock and restricted stock units to certain key employees.  The restricted shares and restricted units are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The fair value of the restricted stock and restricted units is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for restricted shares and restricted units for the three and six months ended June 30, 2012 aggregated $2 million and $3 million, respectively, as compared to $1 million and $2 million in the comparable prior year periods.

The following table summarizes restricted share and restricted stock unit activity for the six months ended June 30, 2012:

	Restricted Shares		Restricted Units
(in thousands except per share)	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Units	Weighted Average Fair Value
Non-vested at December 31, 2011	136	$30.69	235	$44.24
Granted	—	—	162	55.96
Vested	(34)	33.61	(9)	36.77
Cancelled	(4)	25.58	(6)	46.60
Non-vested at June 30, 2012	98	29.87	382	49.56

As of June 30, 2012, the total remaining unrecognized compensation cost related to restricted stock was $1 million, which will be amortized on a weighted-average basis over approximately 1.4 years.  As of June 30, 2012, the total remaining unrecognized compensation cost related to restricted units was $13 million, which will be amortized on a weighted-average basis over approximately 2.2 years.

7.             Net Periodic Benefit Cost

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1.6	$1.7	$2.0	$1.2	$3.3	$3.4	$4.0	$2.5
Interest cost	2.9	3.1	3.0	3.0	5.9	6.3	6.1	5.9
Expected return on plan assets	(4.0)	(3.7)	(2.7)	(2.9)	(8.1)	(7.2)	(5.4)	(5.6)
Amortization of net actuarial loss	0.6	0.4	1.0	0.6	1.1	0.7	1.9	1.2
Amortization of prior service cost	—	0.1	—	0.1	—	0.1	—	0.1
Amortization of transition obligation	—	—	0.1	0.2	—	—	0.2	0.3
Net pension cost	$1.1	$1.6	$3.4	$2.2	$2.2	$3.3	$6.8	$4.4

The Company currently anticipates that it will make approximately $33 million in cash contributions to its pension plans in 2012, consisting of $19 million to its US pension plans and $14 million to its non-US pension plans.  For the six months ended June 30, 2012, cash contributions of $7 million and $1 million were made to the non-US plans and US plans, respectively.

The following sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$0.6	$0.7	$1.2	$1.5
Interest cost	0.8	1.2	1.7	2.5
Amortization of prior service cost	0.1	0.1	0.1	0.1
Amortization of net actuarial loss	0.1	0.2	0.2	0.4
Net postretirement benefit cost	$1.6	$2.2	$3.2	$4.5

8.             Inventories

Inventories are summarized as follows:

(in millions)	At June 30, 2012	At December 31, 2011
Finished and in process	$425	$436
Raw materials	298	294
Manufacturing supplies and other	56	39
Total inventories	$779	$769

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

On January 24 and 25, 2011, the Company received cash payments totaling $58.4 million from the Government of the United Mexican States pursuant to the corrected award.  Mexico made these payments pursuant to an agreement with Ingredion Incorporated (formerly Corn Products International, Inc.) that provides for terminating pending post-award litigation and waiving post-award interest.  The $58.4 million award is included in other income in the Company’s Condensed Consolidated Statement of Income for the six months ended June 30, 2011.

10.          Income Taxes

The effective income tax rate for the second quarter of 2012 was 18.4 percent compared to 30.1 percent a year ago.  The effective income tax rate for the first six months of 2012 was 25.6 percent compared to 25.3 percent a year ago.

The second quarter of 2012 includes two items that significantly impact the effective income tax rate.  The first is a tax benefit of approximately $13 million related to the 2012 reversal of a valuation allowance recorded in 2009 against the Company’s net deferred tax assets in Korea.  During the second quarter, the Company determined that the realization of these net deferred tax assets is more-likely-than-not after weighing the positive and negative evidence in accordance with US GAAP.  Additionally, in the second quarter of 2012 the Company recognized an income tax benefit of $6 million related to the $10 million pre-tax charge in Kenya and associated tax write-off of the investment (see Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information).

Without these items, the Company’s effective income tax rates for the second quarter and first half of 2012 would have been approximately 30 percent and 31 percent, respectively.  The Company’s effective income tax rate for first half 2011 was favorably impacted by the recognition of the $58.4 million nontaxable NAFTA settlement and would have otherwise been approximately 31 percent.

It is reasonably likely that approximately $4 million of previously unrecognized tax benefits will be recognized in the third quarter of 2012 as a result of a lapse of the statute of limitations.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major supplier of high-quality food ingredients, industrial products and specialty starches to customers around the world.  We have 36 manufacturing plants located throughout North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer.  Our starches are a staple of the food, paper, textile and corrugating industries.

Second quarter 2012 was a strong period for us as we achieved company record highs for second quarter net sales, operating income, net income and diluted earnings per common share.  Higher product selling prices and volume growth were the primary drivers of this record performance.  Our business performed as expected during the first half of the year and we currently anticipate a strong second half of 2012.

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

For The Three and Six Months Ended June 30, 2012

With Comparatives for the Three and Six Months Ended June 30, 2011

Net Income attributable to Ingredion.  Net income for the quarter ended June 30, 2012 increased to $109.1 million, or $1.40 per diluted common share, from $79.3 million, or $1.01 per diluted common share, in the second quarter of 2011.  Net income for the six months ended June 30, 2012 decreased to $203.3 million, or $2.61 per diluted common share, from $232.9 million, or $2.97 per diluted common share, in the prior year period.  The second quarter and first half results for 2012 include the reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share) and after-tax charges for impaired assets and employee termination costs in

Kenya of $4 million ($0.05 per diluted common share).  The second quarter and first half 2012 results also include after-tax restructuring charges of approximately $2 million ($0.03 per diluted common share) and $5 million ($0.06 per diluted common share), respectively, relating to our manufacturing optimization plan in North America.  Additionally, the second quarter and first half 2012 results include after-tax costs of $1 million ($0.01 per diluted common share) and $2 million ($0.03 per diluted common share), respectively, associated with our integration of National Starch.  Our second quarter and first half 2011 results included after-tax costs of $5 million ($0.07 per diluted common share) and $10 million ($0.13 per diluted common share), respectively, related to the integration of National Starch and after-tax restructuring charges of $2 million ($0.02 per diluted common share) relating to our manufacturing optimization plan in North America.  Our first half 2011 results also included a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States (see Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information).

Without the reversal of the Korean deferred tax asset valuation allowance, the impairment/restructuring charges, the integration costs and the 2011 NAFTA award, net income for the second quarter and first half of 2012 would have grown 20 percent and 8 percent, respectively, over the comparable prior year periods, while our diluted earnings per common share would have risen 21 percent and 9 percent, respectively.  These increases primarily reflect operating income growth in North America and, to a lesser extent, a reduction in financing costs.

Net Sales. Second quarter net sales totaled $1.64 billion, up 3 percent from second quarter 2011 net sales of $1.58 billion.  The increase in net sales reflects a 5 percent price/product mix improvement and 3 percent volume growth which more than offset unfavorable currency translation of 5 percent attributable to weaker foreign currencies.  Co-product sales of $266 million for second quarter 2012 decreased approximately 5 percent from $281 million in the prior year period, as lower selling prices and weaker foreign currencies more than offset increased volume.

North American net sales for second quarter 2012 increased 11 percent to $950 million, from $853 million a year ago.  This increase reflects improved price/product mix of 7 percent and volume growth of 5 percent driven by stronger demand from our soft drink and brewing customers, partially offset by unfavorable foreign currency translation of 1 percent.  Improved selling prices helped to offset higher corn costs.  In South America, second quarter 2012 net sales decreased 11 percent to $349 million from $390 million a year ago, as unfavorable currency translation of 12 percent and a 2 percent volume reduction more than offset a price/product mix improvement of 3 percent.  The volume decline primarily reflects a combination of weaker economic activity in the segment and a transportation strike and labor issues impacting our customers in Argentina.  Asia Pacific second quarter 2012 net sales increased 3 percent to $208 million from $201 million a year ago.  Volume growth of 4 percent and price/product mix improvement of 3 percent, more than offset unfavorable currency translation of 4 percent.  EMEA net sales for second quarter 2012 declined 9 percent to $128 million from $140 million a year ago, as unfavorable currency translation of 8 percent and a 4 percent volume reduction attributable to a weak European economy and energy shortages in Pakistan, more than offset a 3 percent price/product mix improvement.

First half 2012 net sales totaled $3.21 billion, up 5 percent from $3.04 billion a year ago.  The increase in net sales reflects a price/product mix improvement of 6 percent and volume growth of 2 percent, which more than offset unfavorable currency translation of 3 percent due to weaker foreign currencies.  Co-product sales of $534 million for first half 2012 decreased 1 percent from $541 million in the prior year period, as increased volume was offset by lower selling prices and weaker foreign currencies.

Net sales in North America for the first half of 2012 increased 13 percent to $1.84 billion from $1.63 billion a year ago.  This increase primarily reflects improved price/product mix of 8 percent and volume growth of 5 percent driven by stronger demand from our soft drink and brewing customers.  Improved selling prices helped to offset higher corn costs.  In South America, first half 2012 net sales decreased 5 percent to $717 million from $758 million in the prior year period, as an 8 percent decline attributable to weaker foreign currencies and a 3 percent volume reduction, more than offset a 6 percent price/product mix improvement.  The volume decline primarily reflects a combination of weaker economic activity in the segment and a transportation strike and labor issues impacting our customers in Argentina.  Asia Pacific first half 2012 net sales grew 4 percent to $397 million from $383 million a year ago, as price/product mix of 4 percent and volume growth of 2 percent, more than offset unfavorable currency translation of 2 percent.  EMEA net sales for first half 2012 decreased 6 percent to $254 million from $270 million a year ago, as unfavorable currency translation of 6 percent and a 5 percent volume reduction attributable to a weak European economy and energy shortages in Pakistan, more than offset a 5 percent price/product mix improvement.

Cost of Sales and Operating Expenses. Cost of sales of $1.34 billion for the second quarter of 2012 increased 2 percent from $1.31 billion in the prior year period.  Cost of sales of $2.62 billion for the first half of 2012 increased 6 percent from $2.47 billion a year ago.  These increases primarily reflect higher corn costs and volume growth.  Currency translation caused cost of sales for the second quarter and first half of 2012 to decrease approximately 5 percent and 3 percent, respectively, from the year ago periods, reflecting the impact of weaker foreign currencies.  Gross corn costs per ton for the second quarter and first half of 2012 increased approximately 3 percent and 8 percent, respectively, from the comparable prior year periods, driven by higher market prices for corn.  Our gross profit margin for the second quarter and first half of 2012 was 18.1 percent and 18.4 percent, respectively, compared to 17.2 percent and 18.7 percent last year.

Operating expenses for the second quarter and first half of 2012 decreased to $132 million and $268 million, respectively, from $137 million and $269 million last year.  Lower integration expenses and the impact of weaker foreign currencies drove the declines.  Currency translation associated with the weaker foreign currencies caused operating expenses for the second quarter and first half of 2012 to decrease approximately 4 percent and 3 percent, respectively, from the prior year periods.  Operating expenses, as a percentage of net sales, were 8.0 percent and 8.3 percent for the second quarter and first half of 2012, respectively, down from 8.7 percent and 8.8 percent in the comparable prior year periods.  Without integration costs, operating expenses, as a percentage of net sales, would have been 8.0 percent and 8.2 percent for the second quarter and first half of 2012, respectively, down slightly from 8.2 percent and 8.3 percent in the comparable prior year periods.

Operating Income.  Second quarter 2012 operating income increased 13 percent to $153 million from $135 million a year ago.  The current year period includes a $10 million charge for impaired assets and restructuring costs in Kenya, $4 million of restructuring charges to reduce the carrying value of certain equipment in connection with our manufacturing optimization plan in North America and $1 million of costs pertaining to the integration of

National Starch.  Second quarter 2011 included $8 million of costs pertaining to the integration of National Starch and a $3 million restructuring charge associated with our North American manufacturing optimization plan.  Without the impairment, restructuring and integration costs, operating income for second quarter 2012 would have increased 15 percent from a year ago.  This growth was driven by strong earnings growth in North America.  Unfavorable currency translation due to weaker foreign currencies reduced operating income by approximately $9 million from the prior year period.  North America operating income for second quarter 2012 increased 38 percent to $96.9 million from $70.2 million a year ago.  The increase was driven principally by improved product selling prices and volume growth, which more than offset higher corn costs.  Additionally, second quarter 2011 included costs associated with a large maintenance project at Argo, our largest facility.  Currency translation associated with the weaker Canadian dollar caused operating income to decrease by approximately $1 million in the region.  South America operating income for second quarter 2012 decreased slightly to $47.3 million from $47.6 million a year ago.  This decline reflects lower earnings in Brazil principally driven by soft demand and currency weakness, which more than offset improved earnings in the Southern Cone and Andean regions of South America.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real and the Argentine Peso) caused operating income to decrease by approximately $6 million.  Asia Pacific operating income for second quarter 2012 increased 2 percent to $22.9 million from $22.4 million a year ago, primarily driven by higher product selling prices and volume growth, which more than offset the impact of weaker currencies and higher manufacturing costs.  Unfavorable translation effects associated with weaker foreign currencies caused Asia Pacific operating income to decrease by approximately $1 million.  EMEA operating income decreased 13 percent to $18.8 million from $21.7 million a year ago primarily reflecting softer volumes, currency weakness and higher energy costs.  Unfavorable translation effects associated with weaker foreign currencies caused EMEA operating income to decrease by approximately $1 million.

First half 2012 operating income was $314 million, down 13 percent from $362 million a year ago.  The current year period includes a $10 million charge for impaired assets and restructuring costs in Kenya, $7 million of restructuring charges to reduce the carrying value of certain equipment in connection with our manufacturing optimization plan in North America and $4 million of costs pertaining to the integration of National Starch.  First half 2011 included the $58 million NAFTA award, $15 million of costs pertaining to the integration of National Starch and $3 million of restructuring charges related to our North American manufacturing optimization plan.  Without the impairment/restructuring charges, integration costs and the 2011 NAFTA award, operating income for first half 2012 would have increased 4 percent to $335 million from $321 million a year ago, primarily reflecting strong earnings growth in North America.  Unfavorable currency translation associated with weaker foreign currencies caused operating income to decline by approximately $13 million from the prior year period.  North America operating income for first half 2012 increased 15 percent to $196.9 million from $170.7 million a year ago.  Volume growth and improved product selling prices helped to offset higher corn costs.  Currency translation associated with a weaker Canadian dollar caused operating income to decrease by approximately $1 million in North America.  South America operating income for first half 2012 declined 4 percent to $92.9 million from $96.9 million a year ago.  The decrease primarily reflects lower earnings in Brazil principally driven by softer demand from a weaker economy and currency weakness, which more than offset improved earnings in the Southern Cone and Andean regions of South America.  Translation effects associated with weaker South American currencies (particularly the particularly the Argentine Peso and the Brazilian Real) caused operating income to decrease by approximately $8 million in the region.  Asia Pacific operating income for first half 2012 increased 5 percent to $43.2 million from $41.1 million a year ago, driven by improved product selling prices and volume growth, which more than offset the impact of weaker currencies and higher manufacturing costs.  Unfavorable translation effects associated with weaker foreign currencies caused Asia Pacific operating income to decrease by approximately $1 million.  EMEA operating income decreased 14 percent to $37.6 million from $43.7 million a year ago.  The decline primarily reflects softer demand attributable to a difficult European economy, higher energy costs and currency weakness.  Translation effects associated with weaker foreign currencies caused EMEA operating income to decrease by approximately $3 million.

Financing Costs-net. Financing costs for the second quarter and first half of 2012 declined to $17.2 million and $36.7 million, respectively, from $19.0 million and $45.6 million in the comparable prior year periods.  These decreases primarily reflect foreign currency transaction gains.  Increases in interest income attributable to higher cash balances also contributed to the reduced financing costs.  A decrease in interest expense for first-half 2012, driven by lower borrowing rates, also contributed to the reduced financing costs.

Provision for Income Taxes.  Our effective income tax rate for the second quarter and first half of 2012 was 18.4 percent and 25.6 percent, respectively, as compared to 30.1 percent and 25.3 percent in the prior year periods.  The effective income tax rates for the 2012 periods reflect the effects of the reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary.  The effective income tax rates for the 2012 periods also include the recognition of an income tax benefit of $6 million related to the $10 million pre-tax charge in Kenya and associated tax write-off of the investment.  Without these items, the effective income tax rates for second quarter and first half 2012 would have been approximately 30 percent and 31 percent, respectively.  Our effective income tax rate for the first half of 2011 was favorably impacted by the recognition of the $58 million nontaxable NAFTA settlement and would have otherwise been approximately 31 percent.

It is reasonably likely that approximately $4 million of previously unrecognized tax benefits will be recognized in the third quarter of 2012 as a result of a lapse of the statute of limitations.

Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for second quarter 2012 was $1.6 million, consistent with $1.7 million for second quarter 2011.  First half 2012 net income attributable to non-controlling interests was $3.0 million, down from $3.6 million a year ago.  This decrease primarily reflects lower earnings at our non wholly-owned operations in Pakistan and China.

Comprehensive Income Attributable to Ingredion. We recorded comprehensive income of $75 million for the second quarter of 2012, as compared to $107 million in the prior year period.  The decrease primarily reflects unfavorable currency translation attributable to weaker foreign currencies, which more than offset gains on cash flow hedges and our net income growth.  For the first half of 2012, we recorded comprehensive income of $181 million, as compared with $306 million a year ago.  The decrease primarily reflects unfavorable currency translation attributable to weaker foreign currencies and our net income decline, which more than offset gains on cash flow hedges.  The unfavorable variances in the currency translation adjustment reflect a weakening in end of period foreign currencies relative to the US dollar in 2012, as compared to a year ago, when end of period foreign currencies had strengthened.

Liquidity and Capital Resources

Cash provided by operating activities for the first six months of 2012 increased to $318 million from $102 million a year ago.  The increase in operating cash flow primarily reflects a reduction in our investment in working capital, which more than offset our lower net income in the first six months of 2012.  The year over year decrease in working capital was driven principally by a reduction in inventories and a decrease in our margin accounts outstanding relating to commodity hedging contracts.  Capital expenditures of $128 million for the first half of 2012 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be in the range of approximately $275 million to $325 million for full year 2012.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on June 6, 2014.  We had $350 million of borrowings outstanding under our Revolving Credit Agreement at June 30, 2012.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $528 million of unused operating lines of credit in the various foreign countries in which we operate.

At June 30, 2012, we had total debt outstanding of $1.84 billion, as compared to $1.95 billion at December 31, 2011.  In addition to the borrowings under the Revolving Credit Agreement, the debt includes $350 million (principal amount) of 3.2 percent notes due 2015, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $63 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.4 percent for the first six months of 2012, down from 5.0 percent in the comparable prior year period.

On May 15, 2012, our board of directors declared a quarterly cash dividend of $0.20 per share of common stock.  This dividend was paid on July 25, 2012 to stockholders of record at the close of business on July 2, 2012.

We currently expect that our future operating cash flows and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested.  Approximately $391 million of our cash and cash equivalents as of June 30, 2012 is held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from our foreign subsidiaries. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in our manufacturing processes.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At June 30, 2012, our accumulated other comprehensive loss account (“AOCI”) included $6 million of losses, net of tax of $3 million, related to these derivative instruments.  It is anticipated that approximately $1 million of these losses, net of tax, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At June 30, 2012, we had $134 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.  The fair value of these derivative instruments was approximately $2 million at June 30, 2012.

We also use derivative instruments that are designated as cash flow hedges relating to certain US dollar obligations of a foreign subsidiary.  At June 30, 2012, our AOCI account included gains of $1 million, net of tax, related to these currency-hedging derivative instruments.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At June 30, 2012, we did not have any T-Locks outstanding.

We have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $21 million at June 30, 2012 and is reflected in the Condensed Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At June 30, 2012, our accumulated other comprehensive loss account included $11 million of losses (net of tax of $7 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2012.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any statements regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products, including continuation or worsening of the current severe drought conditions in the U.S.; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based (availability of specific varieties of corn upon which certain of our products are based will likely be impacted by current severe drought conditions in the U.S., which both reduce yields and increase the corn plants’ susceptibility to disease); energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses, including National Starch; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 45 to 47 in our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion as to how we address risks with respect to interest rates, commodity costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2011 to June 30, 2012.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial

Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

On April 22, 2011, Western Sugar and two other sugar companies filed a complaint in the U.S. District Court for the Central District of California against the Corn Refiners Association (“CRA”) and certain of its member companies, including us, alleging false and/or misleading statements relating to high fructose corn syrup in violation of the Lanham Act and California’s unfair competition law. The complaint seeks injunctive relief and unspecified damages.  On May 23, 2011, the plaintiffs amended the complaint to add additional plaintiffs, among other reasons.

On July 1, 2011, the CRA and the member companies in the case filed a motion to dismiss the first amended complaint on multiple grounds.  On October 21, 2011, the U.S. District Court for the Central District of California dismissed all Federal and state claims against us and the other members of the CRA, with leave for the plaintiffs to amend their complaint, and also dismissed all state law claims against the CRA.

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

On November 18, 2011, the plaintiffs filed a second amended complaint against certain of the CRA member companies, including us, seeking to reinstate the federal law claims, but not the state law claims, against certain of the CRA member companies, including us.  On December 16, 2011, the CRA member companies filed a motion to dismiss the second amended complaint on multiple grounds.  On July 31, 2012, the U.S. District Court for the Central District of California denied the motion to dismiss for all CRA member companies other than Roquette America, Inc.

We believe that the second amended complaint is without merit and intend to vigorously defend this case.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

April 1 – April 30, 2012	—	—	—	3,685 shares
May 1 – May 31, 2012	150	$51.77	150	3,535 shares
June 1 – June 30, 2012	150	$50.30	150	3,385 shares
Total	300		300

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of June 30, 2012, we had repurchased 1.6 million shares under the program, leaving 3.4 million shares available for repurchase.

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

INGREDION INCORPORATED

DATE:	August 8, 2012	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Executive Vice President and Chief Financial Officer

DATE:	August 8, 2012	By	/s/ Robin A. Kornmeyer
Robin A. Kornmeyer
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Statement re: Computation of Earnings per Share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as Amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as Amended, and otherwise are not subject to liability under those sections.