Form 10-Q
period 2012-09-30
Ingredion Inc
filed 2012-11-02
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 31, 2012
Common Stock, $.01 par value	76,555,890 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

INGREDION INCORPORATED (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales before shipping and handling costs	$1,764.3	$1,712.1	$5,141.9	$4,915.1
Less: shipping and handling costs	85.3	84.4	253.7	243.3
Net sales	1,679.0	1,627.7	4,888.2	4,671.8
Cost of sales	1,365.8	1,351.8	3,983.9	3,825.8
Gross profit	313.2	275.9	904.3	846.0

Operating expenses	137.1	131.2	404.9	399.7
Other (income), net	(2.3)	(1.4)	(10.2)	(64.7)
Restructuring / impairment charges	9.6	3.7	27.0	6.3

Operating income	168.8	142.4	482.6	504.7

Financing costs, net	16.0	12.7	52.6	58.3

Income before income taxes	152.8	129.7	430.0	446.4
Provision for income taxes	38.9	40.2	109.7	120.4
Net income	113.9	89.5	320.3	326.0
Less: Net income attributable to non-controlling interests	1.2	1.8	4.3	5.3
Net income attributable to Ingredion	$112.7	$87.7	$316.0	$320.7

Weighted average common shares outstanding:
Basic	76.5	76.5	76.5	76.5
Diluted	77.8	78.1	77.9	78.3

Earnings per common share of Ingredion:
Basic	$1.47	$1.15	$4.13	$4.19
Diluted	$1.45	$1.12	$4.06	$4.10

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Net income	$114	$90	$320	$326
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $36, $18, $39 and $13, respectively	65	(32)	70	19
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $2, $21, $6 and $50, respectively	(3)	(36)	11	(84)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	4	—	4	—
Actuarial gain on postretirement plan amendment, net of income tax effect of $9	—	14	—	14
Unrealized loss on investment, net of income tax effect	—	—	—	(1)
Currency translation adjustment	16	(189)	(25)	(119)
Comprehensive income (loss)	196	(153)	380	155
Comprehensive income attributable to non-controlling interests	(1)	(2)	(4)	(5)
Comprehensive income (loss) attributable to Ingredion	$195	$(155)	$376	$150

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$513	$401
Short-term investments	19	—
Accounts receivable — net	846	837
Inventories	792	769
Prepaid expenses	25	24
Deferred income taxes	26	71
Total current assets	2,221	2,102

Property, plant and equipment — net	2,147	2,156
Goodwill	559	562
Other intangible assets — net	336	347
Deferred income taxes	19	19
Investments	10	10
Other non-current assets	123	121
Total assets	$5,415	$5,317

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$45	$148
Accounts payable and accrued liabilities	736	778
Total current liabilities	781	926

Non-current liabilities	216	243
Long-term debt	1,728	1,801
Deferred income taxes	205	199
Share-based payments subject to redemption	16	15

Equity
Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 76,821,553 shares issued at September 30, 2012 and December 31, 2011	1	1
Additional paid-in capital	1,137	1,146
Less: Treasury stock (common stock; 429,132 and 938,666 shares at September 30, 2012 and December 31, 2011, respectively) at cost	(21)	(42)
Accumulated other comprehensive loss	(353)	(413)
Retained earnings	1,677	1,412
Total Ingredion stockholders’ equity	2,441	2,104
Non-controlling interests	28	29
Total equity	2,469	2,133

Total liabilities and equity	$5,415	$5,317

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2011	$1	$1,146	$(42)	$(413)	$1,412	$29	$15
Net income attributable to Ingredion					316
Net income attributable to non-controlling interests						4
Dividends declared					(51)	(4)
Gains on cash flow hedges, net of income tax effect of $39				70
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $6				11
Repurchases of common stock			(16)
Share-based compensation		(9)	37				1
Currency translation adjustment				(25)
Losses related to pensions and other postretirement obligations reclassified to earnings, net of income tax effect				4
Other						(1)
Balance, September 30, 2012	$1	$1,137	$(21)	$(353)	$1,677	$28	$16

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2010	$1	$1,119	$(1)	$(190)	$1,046	$26	$9
Net income attributable to Ingredion					321
Net income attributable to non-controlling interests						5
Dividends declared					(35)	(4)
Gains on cash flow hedges, net of income tax effect of $13				19
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $50				(84)
Repurchases of common stock			(48)
Share-based compensation		27					4
Currency translation adjustment				(119)
Actuarial gain on postretirement plan amendment, net of income tax effect of $9				14
Other				(1)
Balance, September 30, 2011	$1	$1,146	$(49)	$(361)	$1,332	$27	$13

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities:
Net income	$320	$326
Non-cash charges (credits) to net income:
Write-off of impaired assets	11	—
Depreciation and amortization	161	156
Changes in working capital:
Accounts receivable and prepaid items	24	(83)
Inventories	(27)	(159)
Accounts payable and accrued liabilities	(13)	(37)
Decrease (increase) in margin accounts	44	(59)
Other	43	3
Cash provided by operating activities	563	147

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(202)	(158)
Short-term investment	(18)	—
Payment for acquisition	—	(15)
Other	—	(1)
Cash used for investing activities	(220)	(174)

Cash used for financing activities:
Proceeds from borrowings	317	98
Payments on debt	(499)	(13)
Debt issuance costs	(2)	—
Repurchases of common stock	(16)	(48)
Issuances of common stock	18	15
Dividends paid (including to non-controlling interests)	(49)	(37)
Excess tax benefit on share-based compensation	1	2
Cash provided by (used for) financing activities	(230)	17

Effect of foreign exchange rate changes on cash	(1)	(13)
Increase (decrease) in cash and cash equivalents	112	(23)
Cash and cash equivalents, beginning of period	401	302
Cash and cash equivalents, end of period	$513	$279

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1.                                      Interim Financial Statements

On May 15, 2012, the Company’s stockholders approved the Company’s name change to Ingredion Incorporated from Corn Products International, Inc. References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2011 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2012 and 2011, and the financial position of the Company as of September 30, 2012.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  The objective of this Update is to simplify how entities test indefinite-lived intangible assets for impairment and improve the consistency of impairment testing guidance among long-lived asset categories.   This Update provides an entity with the option to assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.  After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount then it would not be required to compute the fair value of the indefinite-lived intangible asset.  In the event the qualitative assessment leads an entity to conclude otherwise then the entity would be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test in accordance with ASC subtopic 350-30.  The guidance in this Update is effective for the Company for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company expects to early adopt the provisions of this Update in the fourth quarter of 2012.  The implementation of the guidance contained in this Update is not expected to have an impact on the Company’s consolidated financial statements.

3.                                      Restructuring and Asset Impairment Charges

In the second quarter of 2012, the Company decided to restructure its business operations in Kenya and close its manufacturing plant in the country.  As part of that decision, the Company recorded a $10 million restructuring charge to its Statement of Income consisting of a $6 million fixed asset impairment charge, a $2 million charge to reduce certain working capital balances to net realizable value based on the announced closure, and $2 million of costs primarily consisting of severance pay related to the termination of the majority of its employees in Kenya.  In the third quarter of 2012, the Company recorded $1 million of additional charges related to this restructuring.  The Company estimates that it will incur approximately $9 million in additional charges in the fourth quarter of 2012 associated with this restructuring, primarily due to the realization of the cumulative translation adjustment associated with the Kenyan operations.  In the third quarter of 2012, the Company was approached by certain third parties interested in purchasing the Kenyan assets.  If the Company is unsuccessful in its efforts to sell these assets, it anticipates incurring additional charges of up to $3 million to dismantle the factory in the first half of 2013.

As part of the Company’s ongoing strategic optimization, in the third quarter of 2012, the Company decided to exit its investment in Shouguang Golden Far East Modified Starch Co., Ltd (“GFEMS”), a non wholly-owned consolidated subsidiary in China.  In conjunction with that decision, the Company recorded a $4 million impairment charge to reduce the carrying value of GFEMS to its estimated net realizable value.  The Company also recorded a $1 million charge for impaired assets in Colombia in the third quarter of 2012.

Additionally, as part of a manufacturing optimization program developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 the

Company committed to a plan that will optimize its production capabilities at certain of its North American facilities.  The plan was completed in October 2012.  As a result, the Company recorded restructuring charges to write-off certain equipment by the plan completion date.  For the third quarter and first nine months of 2012, the Company recorded charges of $4 million and $11 million, respectively, of which $3 million and $10 million represent accelerated depreciation on the equipment.  The equipment has been completely written off at September 30, 2012.

4.                                      Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis.  The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, Middle East and Africa (“EMEA”).  Its North America segment includes businesses in the United States, Canada and Mexico.  The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador, Peru and the Southern Cone of South America, which includes Argentina, Chile and Uruguay.  Its Asia Pacific segment includes businesses in Korea, Thailand, Malaysia, China, Japan, Indonesia, the Philippines, Singapore, India, Australia and New Zealand.  The Company’s EMEA segment includes businesses in the United Kingdom, Germany, South Africa, Pakistan and Kenya.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Net Sales
North America	$977.1	$889.0	$2,818.6	$2,521.5
South America	362.5	411.5	1,079.0	1,169.5
Asia Pacific	215.4	194.8	612.6	578.1
EMEA	124.0	132.4	378.0	402.7
Total	$1,679.0	$1,627.7	$4,888.2	$4,671.8

Operating Income
North America	$102.5	$77.3	$299.3	$248.0
South America	46.7	47.6	139.7	144.5
Asia Pacific	28.6	20.0	71.8	61.7
EMEA	19.5	21.5	57.1	65.2
Corporate	(18.3)	(15.0)	(54.0)	(46.6)
Sub-total	179.0	151.4	513.9	472.8
Restructuring/impairment charges	(9.6)	(3.7)	(27.0)	(6.3)
Integration costs	(0.6)	(5.3)	(4.3)	(20.2)
NAFTA award	—	—	—	58.4
Total	$168.8	$142.4	$482.6	$504.7

(in millions)	At Sept. 30, 2012	At Dec. 31, 2011
Total Assets
North America	$2,899	$2,879
South America	1,214	1,218
Asia Pacific	784	757
EMEA	518	463
Total	$5,415	$5,317

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

At September 30, 2012, the Company’s AOCI account included $56 million of gains, net of tax of $32 million, related to its commodity hedging derivative instruments.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any Treasury Lock agreements outstanding at September 30, 2012.

On March 25, 2011, the Company entered into interest rate swap agreements that effectively convert the interest rate on the Company’s 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in earnings.  The fair value of these interest rate swap agreements approximated $24 million at September 30, 2012 and is reflected in the Condensed Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At September 30, 2012, the Company’s AOCI account included $11 million of losses (net of tax of $7 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  As of September 30, 2012, the Company had $147 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.  The fair value of these derivative instruments was approximately $1 million at September 30, 2012.

The Company also uses derivative instruments that are designated as cash flow hedges relating to certain US dollar obligations of a foreign subsidiary.  At September 30, 2012, the Company’s AOCI account included gains of $1 million, net of tax, related to its currency-hedging derivative instruments.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At Sept. 30, 2012	At December 31, 2011	Balance Sheet Location	At Sept. 30, 2012	At December 31, 2011

Commodity and foreign currency contracts	Accounts receivable-net	$47	$14	Accounts payable and accrued liabilities	$12	$34

Commodity contracts	Other non-current assets	2	—	Non-current liabilities	6	11

Total		$49	$14		$18	$45

At September 30, 2012, the Company had outstanding futures and option contracts that hedged approximately 76 million bushels of forecasted corn and 14 million pounds of forecasted soy bean oil purchases.  Also at September 30, 2012, the Company had outstanding swap and option contracts that hedged approximately 16 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Gains (Losses) Reclassified from AOCI into Income	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Commodity and foreign currency contracts	$101	$(50)	Cost of sales	$6	$58
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$101	$(50)		$5	$57

	Amount of Gains Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Gains (Losses) Reclassified from AOCI into Income	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Commodity and foreign currency contracts	$109	$32	Cost of sales	$(15)	$136
Interest rate contracts	—	—	Financing costs, net	(2)	(2)
Total	$109	$32		$(17)	$134

At September 30, 2012, the Company’s AOCI account included approximately $59 million of gains on commodity hedging contracts, net of income taxes, which are expected to be reclassified into earnings during the next twelve months.  The Company expects the gains to be offset by changes in the underlying commodities cost.  Additionally at September 30, 2012, the Company’s AOCI account included approximately $2 million of losses on Treasury Lock agreements (net of income taxes) and an after-tax gain of $1 million related to currency hedges, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of September 30, 2012				As of December 31, 2011
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—	$2	$2	$—	$—
Derivative assets	74	47	27	—	33	14	19	—
Derivative liabilities	18	3	15	—	46	16	30	—
Long-term debt	1,921	—	1,921	—	1,921	—	1,921	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At September 30, 2012, the carrying value and fair value of the Company’s long-term debt was $1.73 billion and $1.92 billion, respectively.

6.                                      Share-Based Compensation

A summary of information with respect to share-based compensation is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Total share-based compensation expense included in net income	$4.5	$5.0	$13.0	$12.4
Income tax benefit related to share-based compensation included in net income	$1.4	$1.4	$4.0	$3.9

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

The Company granted non-qualified options to purchase 460 thousand shares of the Company’s common stock during the nine months ended September 30, 2012 and 438 thousand shares for the nine months ended September 30, 2011.  The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended September 30,
	2012	2011
Expected life (in years)	5.8	5.8
Risk-free interest rate	1.07%	2.76%
Expected volatility	33.33%	32.71%
Expected dividend yield	1.18%	1.17%

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

Stock option activity for the nine months ended September 30, 2012 was as follows:

(dollars and options in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,030	$30.29
Granted	460	55.96
Exercised	(684)	26.01
Cancelled	(40)	39.07
Outstanding at September 30, 2012	3,766	34.11	5.96	$79,617

Exercisable at September 30, 2012	2,815	29.65	5.07	$71,804

For the nine months ended September 30, 2012, cash received from the exercise of stock options was $18 million and the excess tax benefit realized from the exercise of stock options was $1 million.  As of September 30, 2012, the total remaining unrecognized compensation cost related to stock options approximated $9 million, which will be amortized over the weighted-average period of approximately 1.2 years.

Additional information pertaining to stock option activity is as follows:

(dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$16.16	$15.17
Total intrinsic value of stock options exercised	$6,197	$3,068	$20,252	$18,250

Restricted Shares and Restricted Units of Common Stock:

The Company has granted shares of restricted common stock and restricted stock units to certain key employees.  The restricted shares and restricted units are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The fair value of the restricted stock and restricted units is determined based upon the number of shares granted and the quoted price of the Company’s stock at the date of the grant.  Expense recognized for restricted shares and restricted units for the three and nine months ended September 30, 2012 aggregated $2 million and $5 million, respectively, as compared to $1 million and $3 million in the comparable prior year periods.

The following table summarizes restricted share and restricted stock unit activity for the nine months ended September 30, 2012:

	Restricted Shares		Restricted Units
(in thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Units	Weighted Average Fair Value
Non-vested at December 31, 2011	136	$30.69	235	$44.24
Granted	—	—	170	55.67
Vested	(37)	33.73	(9)	37.27
Cancelled	(4)	25.58	(12)	43.88
Non-vested at September 30, 2012	95	29.69	384	49.71

As of September 30, 2012, the total remaining unrecognized compensation cost related to restricted stock was $1 million, which will be amortized on a weighted-average basis over approximately 1.2 years.  As of September 30, 2012, the total remaining unrecognized compensation cost related to restricted units was $12 million, which will be amortized over the weighted-average period of approximately 2.0 years.

7.                                      Net Periodic Pension and Postretirement Benefit Costs

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1.7	$1.7	$2.0	$1.3	$5.0	$5.1	$6.0	$3.8
Interest cost	3.0	3.2	3.0	3.0	8.9	9.5	9.1	8.9
Expected return on plan assets	(4.1)	(3.7)	(2.6)	(2.8)	(12.2)	(10.9)	(8.0)	(8.4)
Amortization of net actuarial loss	0.5	0.2	0.9	0.6	1.6	0.9	2.8	1.8
Amortization of prior service cost	—	—	—	—	—	0.1	—	0.1
Amortization of transition obligation	—	—	0.1	0.1	—	—	0.3	0.4
Curtailment /settlement	—	1.5	—	—	—	1.5	—	—
Net pension cost	$1.1	$2.9	$3.4	$2.2	$3.3	$6.2	$10.2	$6.6

The Company currently anticipates that it will make approximately $38 million in cash contributions to its pension plans in 2012, consisting of $23 million to its US pension plans and $15 million to its non-US pension plans.  For the nine months ended September 30, 2012, cash contributions of $23 million and $9 million were made to the US plans and non-US plans, respectively.

The following sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions)	2012	2011	2012	2011
Service cost	$0.6	$0.4	$1.8	$1.9
Interest cost	0.8	0.8	2.5	3.3
Amortization of prior service cost (benefit)	—	(0.6)	0.1	(0.5)
Amortization of net actuarial loss	0.2	0.3	0.4	0.7
Net postretirement benefit cost	$1.6	$0.9	$4.8	$5.4

8.                                      Inventories

Inventories are summarized as follows:

(in millions)	At September 30, 2012	At December 31, 2011
Finished and in process	$453	$436
Raw materials	285	294
Manufacturing supplies and other	54	39
Total inventories	$792	$769

9.                                      Debt Issuance

On September 20, 2012, the Company issued 1.80 percent Senior Notes due September 25, 2017 in an aggregate principal amount of $300 million (the “Notes”).  The Notes rank equally with the Company’s other senior unsecured debt.  Interest on the Notes is required to be paid semi-annually on March 25th and September 25th, beginning in March 2013.  The Notes are subject to optional prepayment by the Company at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  The net proceeds from the sale of the Notes of approximately $297 million were used to repay $205 million of borrowings under the Company’s $1 billion revolving credit facility and for general corporate purposes.  The Company paid debt issuance costs of approximately $2 million relating to the Notes, which are being amortized to interest expense over the life of the Notes.

10.                               Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the nine months ended September 30, 2012 is provided below:

		Deferred		Unrealized	Accumulated
	Currency	Gain/(Loss)	Pension	Loss	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2011	$(306)	$(35)	$(70)	$(2)	$(413)
Gains on cash flow hedges, net of income tax effect of $39		70			70
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $6		11			11
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax			4		4
Currency translation adjustment	(25)				(25)
Balance, September 30, 2012	$(331)	$46	$(66)	$(2)	$(353)

11.                               Income Taxes

The effective income tax rate for the third quarter of 2012 was 25.5 percent compared to 31.0 percent a year ago.  The effective income tax rate for the first nine months of 2012 was 25.5 percent compared to 27.0 percent a year ago.

In the third quarter of 2012, the Company recognized approximately $4 million of previously unrecognized tax benefits as a result of a lapse of the statute of limitations.  The Company also took actions related to the previously announced Kenya restructuring that produced additional tax benefits of approximately $3 million in the quarter.  Additionally, the Company recorded a $4 million impairment charge to reduce the carrying value of GFEMS to its estimated fair value, which is not expected to produce a realizable tax benefit.

The nine month results also include the second quarter tax benefits of approximately $13 million related to the 2012 reversal of a valuation allowance recorded in 2009 against the Company’s net deferred tax assets in Korea and $6 million related to the $10 million pre-tax charge in Kenya and associated tax write-off of the investment.

Without these items, the Company’s effective income tax rates for the three months and nine months ended September 30, 2012 would have been approximately 29 percent and 31 percent, respectively.  The Company’s effective income tax rate for the first nine months of 2011 was favorably impacted by the recognition of the $58.4 million nontaxable NAFTA settlement and would have otherwise would have been approximately 31 percent.

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

On March 26, 2010, the Tribunal issued a correction of its August 18, 2009 damages award.  While the amount of damages had not changed, the decision made the damages payable to Ingredion Incorporated (formerly Corn Products International, Inc.) instead of CPIngredientes.

On January 24 and 25, 2011, the Company received cash payments totaling $58.4 million from the Government of the United Mexican States pursuant to the corrected award.  Mexico made these payments pursuant to an agreement with Ingredion Incorporated that provides for terminating pending post-award litigation and waiving post-award interest.  The $58.4 million award is included in other income in the Company’s Condensed Consolidated Statement of Income for the nine months ended September 30, 2011.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major supplier of high-quality food ingredients, industrial products and specialty starches to customers around the world.  We have 36 manufacturing plants located throughout North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our sweeteners are found in products such as baked goods, candies, chewing gum, dairy products and ice cream, soft drinks and beer.  Our starches are a staple of the food, paper, textile, beer and corrugating industries.

Third quarter 2012 was a strong period for us as we achieved company record highs for third quarter net sales, operating income, net income and diluted earnings per common share.  Higher product selling prices and volume growth were the primary drivers of this record performance.  Despite challenging macroeconomic conditions, we achieved sales volume growth and product price improvements to cover higher raw material costs and foreign currency headwinds.  Additionally, we further enhanced our liquidity and financial flexibility by selling $300 million of 1.80 percent five-year Senior Notes in September and recently entering into a new five-year $1 billion revolving credit agreement.  We are positioned well for the fourth quarter and currently anticipate a strong full year 2012.

We currently expect that our future cash flow from operations and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

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

For The Three and Nine Months Ended September 30, 2012

With Comparatives for the Three and Nine Months Ended September 30, 2011

Net Income attributable to Ingredion.  Net income for Ingredion for the quarter ended September 30, 2012 increased to $112.7 million, or $1.45 per diluted common share, from $87.7 million, or $1.12 per diluted common share, in the third quarter of 2011.  Ingredion net income for the nine months ended September 30, 2012 decreased to $316.0 million, or $4.06 per diluted common share, from $320.7 million, or $4.10 per diluted common share, in the prior year period.  The results for the third quarter and first nine months of 2012 include after-tax charges for impaired assets in China and Colombia and plant shut-down costs in Kenya totaling $3 million ($0.04 per diluted common share) and $7 million ($0.09 per diluted common share), respectively.  The results for the third quarter and first nine months of 2012 also include after-tax restructuring charges of approximately $2 million ($0.03 per diluted common share) and $7 million ($0.09 per diluted common share), respectively, relating to our manufacturing optimization plan in North America.   Additionally, the results for the first nine months of 2012 include after-tax costs of $3 million ($0.03 per diluted common share), associated with our integration of National Starch.  Our results for the nine months ended September 30, 2012 also include the reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share).  Our results for the third quarter and first nine months of 2011 included after-tax costs of $4 million ($0.05 per diluted common share) and $14 million ($0.17 per diluted common share), respectively, related to the integration of National Starch and after-tax restructuring charges of $2 million ($0.03 per diluted common share) and $4 million ($0.05 per diluted common share), respectively, relating to our manufacturing optimization plan in North America.  Our results for the nine months ended September 30, 2011 also included a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States (see Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information).

Without the reversal of the Korean deferred tax asset valuation allowance, the impairment/restructuring charges, the integration costs and the 2011 NAFTA award, net income for the third quarter and first nine months of 2012 would have grown 26 percent and 14 percent, respectively, over the comparable prior year periods, while our diluted earnings per common share would have risen 27 percent and 15 percent, respectively.  These increases primarily reflect operating income growth in North America and, to a lesser extent, in Asia Pacific.

Net Sales. Third quarter 2012 net sales totaled $1.68 billion, up 3 percent from third quarter 2011 net sales of $1.63 billion.  The increase in net sales reflects a 5 percent price/product mix improvement and 3 percent volume growth which more than offset unfavorable currency translation of 5 percent attributable to weaker foreign currencies.

Co-product sales of $323 million for third quarter 2012 increased approximately 10 percent from $295 million in the prior year period, driven by higher volume and improved selling prices.

North American net sales for third quarter 2012 increased 10 percent to $977 million, from $889 million a year ago.  This increase reflects improved price/product mix of 6 percent and volume growth of 4 percent driven by stronger demand from our soft drink and brewing customers.  Improved selling prices helped to offset higher corn costs.  In South America, third quarter 2012 net sales decreased 12 percent to $363 million from $412 million a year ago, as unfavorable currency translation of 13 percent and a 3 percent volume reduction more than offset a price/product mix improvement of 4 percent.  The volume decline primarily reflects a weaker economy in Brazil.  Asia Pacific third quarter 2012 net sales increased 11 percent to $215 million from $195 million a year ago.  Volume growth of 12 percent driven by stronger demand from our food and beverage customers and price/product mix improvement of 3 percent, more than offset unfavorable currency translation of 4 percent.  EMEA net sales for third quarter 2012 declined 6 percent to $124 million from $132 million a year ago, as unfavorable currency translation of 8 percent more than offset a 2 percent price/product mix improvement.  Volume in this segment was flat.

Net sales for the nine months ended September 30, 2012 totaled $4.89 billion, up 5 percent from $4.67 billion from the same period a year ago.  The increase in net sales reflects a price/product mix improvement of 6 percent and volume growth of 2 percent, which more than offset unfavorable currency translation of 3 percent due to weaker foreign currencies.  Co-product sales of $857 million for the first nine months of 2012 increased approximately 3 percent from $836 million in the prior year period, as increased volume and moderately higher selling prices more than offset weaker foreign currencies.

Net sales in North America for the first nine months of 2012 increased 12 percent to $2.82 billion from $2.52 billion a year ago.  This increase primarily reflects improved price/product mix of 7 percent and volume growth of 5 percent driven by stronger demand from our soft drink and brewing customers.  Improved selling prices helped to offset higher corn costs.  In South America, net sales for the first nine months of 2012 decreased 8 percent to $1.08 billion from $1.17 billion in the prior year period, as a 10 percent decline attributable to weaker foreign currencies and a 3 percent volume reduction, more than offset a 5 percent price/product mix improvement.  The volume decline primarily reflects a combination of weaker economic activity in the segment and a transportation strike and labor issues that impacted our customers in Argentina.  Net sales in Asia Pacific for the first nine months of 2012 grew 6 percent to $613 million from $578 million a year ago, as volume growth of 5 percent and price/product mix improvement of 3 percent, more than offset unfavorable currency translation of 2 percent.  EMEA net sales for the first nine months of 2012 decreased 6 percent to $378 million from $403 million a year ago, as unfavorable currency translation of 7 percent and a 3 percent volume reduction attributable to a weak European economy and energy shortages in Pakistan, more than offset a 4 percent price/product mix improvement.

Cost of Sales and Operating Expenses. Cost of sales of $1.37 billion for the third quarter of 2012 increased 1 percent from $1.35 billion in the prior year period.  Cost of sales of $3.98 billion for the first nine months of 2012 increased 4 percent from $3.83 billion a year ago.  These increases primarily reflect higher corn costs and volume growth.  Currency translation caused cost of sales for the third quarter and first nine months of 2012 to decrease approximately 5 percent and 4 percent, respectively, from the year ago periods, reflecting the impact of weaker foreign currencies.  Gross corn costs for the third quarter and first nine months of 2012 increased approximately 3 percent and 6 percent, respectively, from the comparable prior year periods, driven by higher market prices for corn.  Our gross profit margin for the third quarter and first nine months of 2012 was 18.7 percent and 18.5 percent, respectively, compared to 17.0 percent and 18.1 percent in the prior year periods.

Operating expenses for the third quarter and first nine months of 2012 increased to $137 million and $405 million, respectively, from $131 million and $400 million last year.  These increases primarily reflect higher compensation related costs.  Lower integration expenses and the impact of weaker foreign currencies partially offset these increases.  Currency translation associated with the weaker foreign currencies caused operating expenses for the third quarter and first nine months of 2012 to decrease approximately 5 percent and 3 percent, respectively, from the prior year periods.  Operating expenses, as a percentage of net sales, were 8.2 percent and 8.3 percent for the third quarter and first nine months of 2012, respectively, compared to 8.1 percent and 8.6 percent in the prior year periods.  Without the integration costs, operating expenses, as a percentage of net sales, would have been 8.1 percent and 8.2 percent for the third quarter and first nine months of 2012, respectively, up from 7.7 percent and 8.1 percent in the comparable prior year periods.

Operating Income.  Third quarter 2012 operating income increased 19 percent to $169 million from $142 million a year ago.  The current year period includes restructuring charges of $5 million for impaired assets in China and Colombia and $1 million of plant shut-down costs in Kenya, $4 million of restructuring charges to reduce the carrying value of certain equipment in connection with our manufacturing optimization plan in North America and $0.6 million of costs pertaining to the integration of National Starch.  Third quarter 2011 operating income included $5 million of costs pertaining to the integration of National Starch and a $4 million restructuring charge associated with our North American manufacturing optimization plan.  Without the impairment/restructuring charges and integration costs, operating income for the third quarter of 2012 would have increased 18 percent to $179 million from $151 million a year ago.  This increase was driven by strong earnings growth in North America and, to a lesser extent, in Asia Pacific.  Unfavorable currency translation due to weaker foreign currencies reduced operating income by approximately $10 million from the prior year period.  North America operating income for third quarter 2012 increased 33 percent to $102.5 million from $77.3 million a year ago.  The increase was driven principally by improved product selling prices and volume growth, which more than offset higher corn costs.  Currency translation associated with the weaker Canadian dollar was only slightly unfavorable in the region.  South America operating income for third quarter 2012 decreased 2 percent to $46.7 million from $47.6 million a year ago.  This decline reflects lower earnings in the Southern Cone of South America and Brazil principally driven by soft demand and currency weakness.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real and the Argentine Peso) caused operating income to decrease by approximately $7 million.  Asia Pacific operating income for third quarter 2012 increased 43 percent to $28.6 million from $20.0 million a year ago, primarily driven by higher sales volume and improved price/product mix, which more than offset the impact of weaker currencies.  Unfavorable translation effects associated with weaker foreign currencies caused Asia Pacific operating income to decrease by approximately $1 million.  EMEA operating income decreased 9 percent to $19.5 million from $21.5 million a year ago primarily reflecting foreign currency weakness.  Unfavorable translation effects associated with weaker foreign currencies caused EMEA operating income to decrease by approximately $2 million.

Operating income for the nine months ended September 30, 2012 was $483 million, down 4 percent from $505 million a year ago.  The current year period includes $11 million of charges for impaired assets and restructuring costs in Kenya, $5 million of charges for impaired assets in China and Colombia, $11 million of restructuring charges to reduce the carrying value of certain equipment in connection with our manufacturing optimization plan in North America and $4 million of costs pertaining to the integration of National Starch.  Operating income for the nine months ended September 30, 2011 included the $58 million NAFTA award, $20 million of costs pertaining to the integration of National Starch and $6 million of restructuring charges related to our North American manufacturing optimization plan.  Without the impairment/restructuring charges, integration costs and the 2011 NAFTA award, operating income for the first nine months of 2012 would have increased 9 percent to $514 million from $473 million a year ago, primarily reflecting strong earnings growth in North America and, to a lesser extent, in Asia Pacific.  Unfavorable currency translation associated with weaker foreign currencies caused operating income to decline by approximately $23 million from the prior year period.  North America operating income for the first nine months of 2012 increased 21 percent to $299.3 million from $248.0 million a year ago.  Improved product selling prices and volume growth helped to offset higher corn costs.  Currency translation associated with a weaker Canadian dollar caused operating income to decrease by approximately $2 million in North America.  South America operating income for the first nine months 2012 declined 3 percent to $139.7 million from $144.5 million a year ago.  The decrease primarily reflects lower earnings in Brazil principally driven by softer demand from a weaker economy and currency weakness, which more than offset improved earnings in the Southern Cone and Andean regions of South America.  Translation effects associated with weaker South American currencies (particularly the Argentine Peso and the Brazilian Real) caused operating income to decrease by approximately $15 million in the segment.  Asia Pacific operating income for the first nine months of 2012 increased 16 percent to $71.8 million from $61.7 million a year ago, primarily reflecting sales volume growth and improved price/mix, which more than offset the impact of weaker currencies and higher manufacturing costs.  Unfavorable translation effects associated with weaker foreign currencies caused Asia Pacific operating income to decrease by approximately $2 million.  EMEA operating income decreased 12 percent to $57.1 million from $65.2 million a year ago.  The decline primarily reflects softer demand attributable to difficult economic conditions, higher energy costs and weaker foreign currencies.  Translation effects associated with weaker foreign currencies caused EMEA operating income to decrease by approximately $4 million.

Financing Costs-net. Financing costs for the third quarter and first nine months of 2012 were $16 million and $53 million, respectively, as compared to $13 million and $58 million in the comparable prior year periods.  The increase in the current quarter primarily reflects a swing in foreign currency transaction losses, partially offset by an increase in interest income attributable to our higher cash balances and lower interest expense on our outstanding debt.  Our foreign currency transaction losses were insignificant for third quarter 2012, as compared to the prior year period, when we had $5 million of foreign currency transaction gains.  The decrease in financing costs for the first nine months of 2012 primarily reflects an increase in interest income attributable to our higher cash balances, a decrease in interest expense driven by lower borrowing rates and a reduction in foreign currency transaction losses.

Provision for Income Taxes.  Our effective income tax rate was 25.5 percent for both the third quarter and first nine months of 2012, as compared to 31.0 percent and 27.0 percent in the comparable prior year periods.

In the third quarter of 2012, we recognized approximately $4 million of previously unrecognized tax benefits as a result of a lapse of the statute of limitations.  We also took actions related to the previously announced Kenya restructuring that produced additional tax benefits of approximately $3 million in the quarter.  Additionally, we recorded a $4 million impairment charge related to our non wholly-owned consolidated subsidiary in China, which is not expected to produce a realizable tax benefit.

The effective income tax rate for the nine months ended September 30, 2012 also reflects the effects of the reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary and the recognition of an income tax benefit of $6 million related to the second quarter 2012 pre-tax charge of $10 million in Kenya and the associated tax write-off of the investment.

Without these items, the effective income tax rates for third quarter and first nine months of 2012 would have been approximately 29 percent and 31 percent, respectively.  Our effective income tax rate for the first nine months of 2011 was favorably impacted by the recognition of the $58 million nontaxable NAFTA settlement and would have otherwise been approximately 31 percent.

Net Income Attributable to Non-controlling Interests. Net income attributable to non-controlling interests for the third quarter and first nine months of 2012 was $1 million and $4 million, respectively, as compared to $2 million and $5 million in the comparable prior year periods.  These decreases primarily reflect lower earnings at our non wholly-owned operations in Pakistan and China.

Comprehensive Income Attributable to Ingredion. We recorded comprehensive income of $195 million for the third quarter of 2012, as compared to a comprehensive loss of $155 million in the prior year period.  The increase primarily reflects a favorable variance in the currency translation adjustment, gains on cash flow hedges and, to a lesser extent, our net income growth.  The favorable variances in the currency translation adjustment reflect a moderate strengthening in end of period foreign currencies relative to the US dollar in the third quarter of 2012, as compared to a year ago, when end of period foreign currencies had significantly weakened.  For the first nine months of 2012, we recorded comprehensive income of $376 million, as compared with $150 million a year ago.  The increase primarily reflects gains on cash flow hedges and a favorable variance in the currency translation adjustment.  The favorable variances in the currency translation adjustment reflect a more moderate weakening in end of period foreign currencies relative to the US dollar in 2012, as compared to a year ago, when end of period foreign currency depreciation was more significant.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 2012 increased to $563 million from $147 million a year ago.  The increase in operating cash flow primarily reflects an improvement in working capital, as compared to the prior year period.  The year-over-year improvement in working capital was driven principally by a reduction in inventories, a decrease in accounts receivable and a decrease in our margin accounts relating to commodity hedging contracts.  Capital expenditures of $202 million for the first nine months of 2012 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be approximately $300 million for full year 2012.

On September 20, 2012, we sold $300 million of 1.80 percent Senior Notes due September 25, 2017 (the “Notes”).  The Notes rank equally with our other senior unsecured debt.  Interest on the Notes is required to be paid semi-annually on March 25th and September 25th, beginning in March 2013.  We have the option to prepay the Notes at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  The net proceeds from the sale of the Notes of approximately $297 million were used to repay $205 million of borrowings under our previously existing $1 billion revolving credit facility (see discussion below) and for general corporate purposes.  We paid debt issuance costs of approximately $2 million relating to the Notes, which are being amortized to interest expense over the life of the Notes.

On October 22, 2012, we entered into a new five-year, senior unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”).  The Revolving Credit Agreement replaced our previously existing $1 billion senior unsecured revolving credit facility.  We anticipate that we will pay fees of approximately $3 million relating to the new credit facility, which will be amortized to interest expense over the term of the facility.

Subject to certain terms and conditions, we may increase the amount of the revolving facility under the Revolving Credit Agreement by up to $250 million in the aggregate.  All committed pro rata borrowings under the revolving facility will bear interest at a variable annual rate based on the LIBOR or prime rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin based on our leverage ratio (as reported in the financial statements delivered pursuant to the Revolving Credit Agreement).

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

We had no borrowings outstanding under our previously existing $1 billion revolving credit facility at September 30, 2012.  In addition to borrowing availability under our Revolving Credit Agreement, we have approximately $533 million of unused operating lines of credit in the various foreign countries in which we operate.

At September 30, 2012, we had total debt outstanding of $1.77 billion, as compared to $1.95 billion at December 31, 2011.  The debt includes $350 million of 3.2 percent notes due 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $45 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.5 percent for the first nine months of 2012, down from 4.9 percent in the comparable prior year period.

On September 20, 2012, our board of directors declared a quarterly cash dividend of $0.26 per share of common stock, a 30 percent increase from the previous quarterly dividend of $0.20 per share.  This dividend was paid on October 25, 2012 to stockholders of record at the close of business on October 3, 2012.

We currently expect that our future cash flow from operations and borrowing availability under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested.  Approximately $392 million of our cash and cash equivalents as of September 30, 2012 was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from our foreign subsidiaries. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in our manufacturing processes.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At September 30, 2012, our accumulated other comprehensive loss account (“AOCI”) included $56 million of gains, net of tax of $32 million, related to these derivative instruments.  It is anticipated that approximately $59 million of these gains, net of tax, will be reclassified into earnings during the next twelve months.  We expect the gains to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At September 30, 2012, we had $147 million of net notional foreign currency forward contracts that hedged net asset transactional exposures.  The fair value of these derivative instruments was approximately $1 million at September 30, 2012.

We also use derivative instruments that are designated as cash flow hedges relating to certain US dollar obligations of a foreign subsidiary.  At September 30, 2012, our AOCI account included gains of $1 million, net of tax, related to these currency-hedging derivative instruments.

Interest Rate Risk:

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt.  Primary exposures include US Treasury rates, LIBOR, and local short-term borrowing rates.  We use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At September 30, 2012, we did not have any T-Locks outstanding.

We have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $24 million at September 30, 2012 and is reflected in the Condensed Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At September 30, 2012, our accumulated other comprehensive loss account included $11 million of losses (net of tax of $7 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2012.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any statements regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 45 to 47 in our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion as to how we address risks with respect to interest rates, commodity costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2011 to September 30, 2012.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

As previously reported, on April 22, 2011, Western Sugar and two other sugar companies filed a complaint in the U.S. District Court for the Central District of California against the Corn Refiners Association (“CRA”) and certain of its member companies, including us, alleging false and/or misleading statements relating to high fructose corn syrup in violation of the Lanham Act and California’s unfair competition law. The complaint seeks injunctive relief and unspecified damages.  On May 23, 2011, the plaintiffs amended the complaint to add additional plaintiffs, among other reasons.

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

On September 4, 2012, we and the other CRA member companies that remain defendants in the case filed an answer to the plaintiffs’ second amended complaint that, among other things, added a counterclaim against the Sugar Association.  The counterclaim alleges that the Sugar Association has made false and misleading statements that processed sugar differs from high fructose corn syrup in ways that are beneficial to consumers’ health (i.e., that consumers will be healthier if they consume foods and beverages containing processed sugar instead of high fructose corn syrup).  The counterclaim, which was filed in the U.S. District Court for the Central District of California, seeks injunctive relief and unspecified damages.  Although the counterclaim was initially only filed against the Sugar Association, the Company and the other CRA member companies that remain defendants in the Western Sugar case have reserved the right to add other plaintiffs to the counterclaim in the future.

On October 29, 2012, the Sugar Association and the other plaintiffs filed a motion to dismiss the counterclaim and certain related portions of the defendants’ answer, each on multiple grounds.

We continue to believe that the second amended complaint is without merit and intend to vigorously defend this case.  In addition, we intend to vigorously pursue our rights in connection with the counterclaim.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

July 1 — July 31, 2012	—	—	—	3,385 shares
August 1 — August 31, 2012	—	—	—	3,385 shares
Sept. 1 — Sept. 30, 2012	—	—	—	3,385 shares
Total	—		—

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of September 30, 2012, we had repurchased 1.6 million shares under the program, leaving 3.4 million shares available for repurchase.

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

INGREDION INCORPORATED

DATE:	November 2, 2012	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Executive Vice President and Chief Financial Officer

DATE:	November 2, 2012	By	/s/ Matthew R. Galvanoni
Matthew R. Galvanoni
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

3.4	Amended By-Laws of the Company, filed on July 24, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 18, 2012, File No. 1-13397.

4.1

Revolving Credit Agreement dated October 22, 2012, by and among the Company, the lenders signatory thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Citibank, N.A. and Bank of Montreal, as Co-Syndication Agents, and Mizuho Corporate Bank (USA), U.S. Bank National Association and Branch Banking and Trust Company, as Co-Documentation Agents, filed on October 25, 2012 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 22, 2012, File No. 1-13397.

4.11

Eighth Supplemental Indenture, dated September 20, 2012, between Ingredion Incorporated and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee, filed on September 21, 2012 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 20, 2012, File No. 1-13397.

10.1	Stock Incentive Plan as effective July 18, 2012.

10.7	Supplemental Executive Retirement Plan as effective July 18, 2012.

10.10	Annual Incentive Plan as effective July 18, 2012.

10.17	Form of Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan.

10.23	Form of Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan.

11	Statement re: Computation of Earnings per Share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements