Form 10-K
period 2012-12-31
Ingredion Inc
filed 2013-02-28
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $49.52 on June 29, 2012, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $3,793,000,000.

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 25, 2013, was 77,266,000.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be distributed in connection with its 2013 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

INGREDION INCORPORATED

FORM 10-K

PART I.

ITEM 1.  BUSINESS

The Company

On May 15, 2012, the Company’s stockholders approved the Company’s name change to Ingredion Incorporated (“Ingredion”) from Corn Products International, Inc.  We believe the name better reflects our position as a leading global manufacturer and supplier of starch and sweetener ingredients to a range of industries, including packaged food, beverage, brewing and industrial customers.  Ingredion was incorporated as a Delaware corporation in 1997 and its common stock is traded on the New York Stock Exchange.

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “Ingredion,” “we,” “us,” and “our” shall mean Ingredion Incorporated and its subsidiaries.

On October 1, 2010, the Company acquired National Starch, a global developer and manufacturer of specialty modified starches from Akzo Nobel N.V., headquartered in the Netherlands.  National Starch is a recognized innovator in starch and food ingredients.  Its technologies are supported by a research and development infrastructure and protected by more than 800 patents and patents pending, which drive development of advanced specialty starches for the next generation of food products.

Ingredion supplies a broad range of customers in many diverse industries around the world, including the food, beverage, brewing, pharmaceutical, paper and corrugated products, textile and personal care industries, as well as the global animal feed and corn oil markets.

Our product line includes starches and sweeteners, animal feed products and edible corn oil.  Our starch-based products include both food-grade and industrial starches.  Our sweetener products include glucose syrups, high maltose syrups, high fructose corn syrup (“HFCS”), caramel color, dextrose, polyols, maltodextrins and glucose and syrup solids.

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

Our consolidated net sales were $6.53 billion in 2012.  Approximately 57 percent of our 2012 net sales were provided from our North American operations. Our South American operations provided 22 percent of net sales, while our Asia Pacific and EMEA (Europe, Middle East and Africa) operations contributed approximately 13 percent and 8 percent, respectively.

Products

Sweetener Products. Our sweetener products represented approximately 44 percent, 43 percent and 52 percent of our net sales for 2012, 2011 and 2010, respectively.

Glucose Syrups: Glucose syrups are fundamental ingredients widely used in food products, such as baked goods, snack foods, beverages, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes and table syrups.  Glucose syrups offer functionality in addition to sweetness to processed foods.  They add body and viscosity; help control freezing points, crystallization and browning; add humectancy (ability to add moisture) and flavor; and act as binders.

High Maltose Syrup: This special type of glucose syrup is primarily used as a fermentable sugar in brewing beers. High maltose syrups are also used in the production of confections, canning and some other food processing applications.  Our high maltose syrups actually speeds the fermentation process, allowing brewers to increase capacity without adding capital.

High Fructose Corn Syrup: High fructose corn syrup is used in a variety of consumer products including soft drinks, fruit-flavored beverages, baked goods, dairy products, confections and other food and beverage products.  In addition to sweetness and ease of use, high fructose corn syrup provides body; humectancy; and aids in browning, freezing point and crystallization control.

Dextrose: Dextrose has a wide range of applications in the food and confection industries, in solutions for intravenous and other pharmaceutical applications, and numerous industrial applications like wallboard, biodegradable surface agents and moisture control agents. Dextrose functionality in foods, beverages and confectionary includes sweetness control; body and viscosity; acts as a bulking, drying and anti-caking agent; serves as a carrier; provides freezing point and crystallization control; and aids in fermentation.  Dextrose is also a fermentation agent in the production of light beer.  In pharmaceutical applications dextrose is used in IV solutions as well as an excipient suitable for direct compression in tableting.

Polyols:  These products are sugar-free, reduced calorie sweeteners primarily derived from starch or sugar for the food, beverage, confectionery, industrial, personal and oral care, and nutritional supplement markets.  In addition to sweetness, polyols inhibit crystallization; provide binding, humectancy and plasticity; add texture; extend shelf life; prevent moisture migration; and are an excipient suitable for tableting.

Maltodextrins and Glucose Syrup Solids: These products have a multitude of food applications, including formulations where liquid syrups cannot be used. Maltodextrins are resistant to browning, provide excellent solubility, have a low hydroscopicity (do not retain moisture), and are ideal for their carrier/bulking properties. Glucose syrup solids have a bland flavor, remain clear in solution, are easy to handle and provide bulking properties.

Starch Products.  Our starch products represented approximately 37 percent, 36 percent and 28 percent of our net sales for 2012, 2011 and 2010, respectively.  Starches are an important component in a wide range of processed foods, where they are used for adhesions, clouding, dusting, expansion, fat replacement, freshness, gelling, glazing, mouth feel, stabilization and texture. Cornstarch is sold to cornstarch packers for sale to consumers.  Starches are also used in paper production to create a smooth surface for printed communications and to improve strength in recycled papers. Specialty starches are used for enhanced drainage, fiber retention, oil and grease resistance, improved printability and biochemical oxygen demand control. In the corrugating industry, starches and specialty starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications.  The textile industry uses starches and specialty starches for sizing (abrasion resistance) to provide size and finishes for manufactured products.  Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling. Specialty starches are used for biomaterial applications including biodegradable plastics, fabric softeners and detergents, hair and skin care applications, dusting powders for surgical gloves and in the production of glass fiber and insulation.

Co-Products and others.  Co-products and others accounted for 19 percent, 21 percent and 20 percent of our net sales for 2012, 2011 and 2010, respectively.  Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods.  Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high protein feed for chickens, pet food and aquaculture.

Geographic Scope and Operations

We are principally engaged in the production of sweeteners and starches for a wide range of industries, and we manage our business on a geographic regional basis.  Our operations are classified into four reportable business segments based on the geographic organization of our business: North America, South America, Asia Pacific and EMEA.  In 2012, approximately 57 percent of our net sales were derived from operations in North America, while net sales from operations in South America represented 22 percent.  Our Asia Pacific and EMEA operations represented approximately 13 percent and 8 percent of our net sales, respectively.  See Note 14 of the notes to the consolidated financial statements entitled “Segment Information” for additional financial information with respect to our reportable business segments.

In general, demand for our products is balanced throughout the year.  However, demand for sweeteners in South America is greater in the first and fourth quarters (its summer season) while demand for sweeteners in North America is greater in the second and third quarters.  Due to the offsetting impact of these demand trends, we do not experience material seasonal fluctuations in our net sales.

Our North America segment consists of operations in the US, Canada and Mexico. The region’s facilities include 13 plants producing a wide range of both sweeteners and starches.

We are the largest manufacturer of corn-based starches and sweeteners in South America, with sales in Argentina, Brazil, Chile, Colombia and Peru.  Our South America segment includes 11 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose syrups and syrup solids, dextrins and maltodextrins, dextrose, specialty starches, caramel color, sorbitol and vegetable adhesives.

Our Asia Pacific segment manufactures corn-based products in South Korea, Australia and China.  Also, we manufacture tapioca-based products in Thailand, which supplies not only our Asia Pacific segment but the rest of our global network.  The region’s facilities include 7 plants that produce modified, specialty, regular, waxy and tapioca starches, dextrins, glucose, high maltose syrup, dextrose, high fructose corn syrups and caramel color.

Our EMEA segment includes 5 plants that produce modified and specialty starches, glucose and dextrose in England, Germany and Pakistan.

Additionally, Ingredion utilizes a network of tolling manufacturers in its various regions in the production cycle of certain specialty starches.  In general, these tolling manufacturers produce certain basic starches for the Company, and we in turn complete the manufacturing process of the specialty starches through our finishing channels.

We utilize our global network of manufacturing facilities to support key global product lines.

Competition

The starch and sweetener industry is highly competitive.  Many of our products are viewed as basic ingredients that compete with virtually identical products and derivatives manufactured by other companies in the industry.  The US is a highly competitive market where there are other starch processors, several of which are divisions of larger enterprises.  Some of these competitors, unlike us, have vertically integrated their starch processing and other operations.  Competitors include ADM Corn Processing Division (“ADM”) (a division of Archer-Daniels-Midland Company), Cargill, Inc., Tate & Lyle Ingredients Americas, Inc., and several others. Our operations in Mexico and Canada face competition from US imports and local producers including ALMEX, a Mexican joint venture between ADM and Tate & Lyle Ingredients Americas, Inc.  In South America, Cargill has starch processing operations in Brazil and Argentina.  Many smaller local corn and tapioca refiners also operate in many of our markets. Competition within our markets is largely based on price, quality and product availability.

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

Customers

We supply a broad range of customers in over 60 industries worldwide. The following table provides the percentage of total net sales by industry for each of our segments for 2012:

	Total	North	South
Industries Served	Company	America	America	APAC	EMEA

Food	44%	39%	42%	52%	68%
Beverage	15%	19%	12%	6%	2%
Animal Nutrition	12%	12%	14%	8%	8%
Paper and Corrugating	9%	9%	9%	15%	3%
Brewing	9%	8%	15%	4%	0%
Other	11%	13%	8%	15%	19%

Total	100%	100%	100%	100%	100%

Also noteworthy, approximately 18 percent of our net sales in 2012 were to customers that we regard as Global Accounts.  No customer accounted for 10 percent or more of our net sales in 2012, 2011 or 2010.

Raw Materials

Corn (primarily yellow dent) is the primary basic raw material we use to produce starches and sweeteners.  The supply of corn in the United States has been, and is anticipated to continue to be, adequate for our domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of various factors including: farmer planting decisions, climate, and government policies (including those related to the production of ethanol), livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements.  The Company also uses tapioca, potato, rice and sugar as a raw material.

Corn is also grown in other areas of the world, including Canada, Mexico, Europe, South Africa, Argentina, Australia, Brazil, China and Pakistan.  Our affiliates outside the United States utilize both local supplies of corn and corn imported from other geographic areas, including the United States.  The supply of corn for these affiliates is also generally expected to be adequate for our needs.  Corn prices for our non-US affiliates generally fluctuate as a result of the same factors that affect US corn prices.

We also utilize specialty grains such as waxy and high amylose corn in our operations.  In general, the planning cycle for our specialty grain sourcing begins three years in advance of the anticipated delivery of the specialty corn since the necessary seed must be grown in the season prior to grain contracting.  In order to produce these specialty grains at the time of our anticipated needs, we contract with certain farmers to grow the specialty corn approximately two years in advance of delivery.  These specialty grains are higher cost due to their more limited supply and require longer planning cycles to mitigate the risk of supply shortages.

Due to the competitive nature of our industry and the availability of substitute products not produced from corn, such as sugar from cane or beets, end product prices may not necessarily fluctuate in a manner that correlates to raw material costs of corn.

We follow a policy of hedging our exposure to commodity fluctuations with commodities futures and options contracts for certain of our North American corn purchases.  We use derivative hedging contracts to protect the gross margin of our firm-priced business in North America.  Other business may or may not be hedged at any given time based on management’s judgment as to the need to fix the costs of our raw materials to protect our profitability.  Outside of North America, we generally enter into short-term commercial sales contracts and adjust our selling prices based upon the local raw material costs.  See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the section entitled “Commodity Costs” for additional information.

Research and Development

We have a global research and development capability concentrated in Bridgewater, New Jersey.  Activities at Bridgewater include plant science and physical, chemical and biochemical modifications to food formulation, as well as development of non-food applications such as starch-based biopolymers.  In addition, Ingredion has product application technology centers that direct our product development teams worldwide to create product application solutions to better serve the ingredient needs of our customers.  Product development activity is focused on developing product applications for identified customer and market needs.  Through this approach, we have developed value-added products for use by customers in various industries.  We usually collaborate with customers to develop the desired product application either in the customers’ facilities, our technical service laboratories or on a contract basis. These efforts are supported by our marketing, product technology and technology support staff.  Research and development expense for 2012 was approximately $37 million, or approximately one-half of one percent of our total net sales.

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

Employees

As of December 31, 2012 we had approximately 11,200 employees, of which approximately 1,900 were located in the United States.  Approximately 35 percent of US and 47 percent of our non-US employees are unionized.  In addition, the Company has approximately 900 temporary employees.

Government Regulation and Environmental Matters

As a manufacturer and maker of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various US, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act.  We and many of our products are also subject to regulation by various government agencies, including the United States Food and Drug Administration.   Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity and labeling.  Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on us in 2012.  We may also be required to comply with US, state, foreign and local laws regulating food handling and storage.  We believe these laws and regulations have not negatively affected our competitive position.

Our operations are also subject to various US, state, foreign and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, and other regulations intended to protect public health and the environment.  We operate industrial boilers that fire natural gas, coal, or biofuels to operate our manufacturing facilities and they are our primary source of greenhouse gas emissions.  Based on current laws and regulations and the enforcement and interpretations thereof, we do not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that we will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on our future financial condition and results of operations.

During 2012, we spent approximately $4 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects.  We currently anticipate that we will spend approximately $12 million and $8 million for environmental facilities and programs in 2013 and 2014, respectively.

Other

Our Internet address is www.ingredion.com.  We make available, free of charge through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.  These reports are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.  Our corporate governance guidelines, Board committee charters and code of ethics are posted on our website, the address of which is www.ingredion.com, and each is available in print to any shareholder upon request in writing to Ingredion Incorporated, 5 Westbrook Corporate Center, Westchester, Illinois 60154 Attention: Corporate Secretary.  The contents of our website are not incorporated by reference into this report.

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

Name	Age	Positions, Offices and Business Experience

Ilene S. Gordon	59

Chairman of the Board, President and Chief Executive Officer of the Company since May 4, 2009. Ms. Gordon was President and Chief Executive Officer of Rio Tinto’s Alcan Packaging, a multinational business unit engaged in flexible and specialty packaging, from October 2007 until she took office as Chairman of the Board, President and Chief Executive Officer of the Company. From December 2006 to October 2007, Ms. Gordon was a Senior Vice President of Alcan Inc. and President and Chief Executive Officer of Alcan Packaging. Alcan Packaging was acquired by Rio Tinto in October 2007. From 2004 until December 2006, Ms. Gordon served as President of Alcan Food Packaging Americas, a division of Alcan Inc. From 1999 until Alcan’s December 2003 acquisition of Pechiney Group, Ms. Gordon was a Senior Vice President of Pechiney Group and President of Pechiney Plastic Packaging, Inc., a global flexible packaging business. Prior to joining Pechiney in June 1999, Ms. Gordon spent 17 years with Tenneco Inc., where she most recently served as Vice President and General Manager, heading up Tenneco’s folding carton business. Ms. Gordon also serves as a director of International Paper Company, a global paper and packaging company, Arthur J. Gallagher & Co., an international insurance brokerage and risk management business, Northwestern Memorial Hospital, The Executives’ Club of Chicago, The Economic Club of Chicago, The Chicago Council on Global Affairs and World Business Chicago. She is also a trustee of The Conference Board. Ms. Gordon served as a director of United Stationers Inc., a wholesale distributor of business products and a provider of marketing and logistics services to resellers, from January 2000 until May 2009. She holds a Bachelor’s degree in mathematics from the Massachusetts Institute of Technology (MIT) and a Master’s degree in management from MIT’s Sloan School of Management.

Cheryl K. Beebe	57

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

Christine M. Castellano	47

Senior Vice President, General Counsel and Corporate Secretary since October 1, 2012. Ms. Castellano previously served as Vice President International Law and Deputy General Counsel from April 28, 2011 to September 30, 2012, Associate General Counsel, South America and Europe and Assistant Secretary from January 1, 2011 to April 27, 2011, and as Associate General International Counsel from 2004 to December 31, 2010. Prior to that, Ms. Castellano served as Counsel US and Canada from 2002 to 2004. Ms. Castellano joined CPC as Operations Attorney in September 1996 and held that position until 2002. Prior to joining CPC, Ms. Castellano was a partner in the law firm McDermott Will & Emery from January 1, 1996 and had served as an associate in that firm from 1991 to December 31, 1996. Ms. Castellano holds a Bachelor of Arts degree in political science from the University of Colorado and a Juris Doctor degree from the University of Michigan School of Law.

Julio dos Reis	57

Senior Vice President and President, South America Ingredient Solutions since October 1, 2010. Mr. dos Reis served as Vice President and President, South America Division from September 1, 2010 to September 30, 2010.

Mr. dos Reis previously served as President and General Manager of the South America Division’s Southern Cone from September 17, 2003 to August 31, 2010. Prior thereto, he joined CPC in February 1992 as its Argentine subsidiary’s Corporate Internal Audit Manager, and held positions of increasing responsibility, including Supply Chain Manager and Chief Financial Officer of that subsidiary. Prior to joining CPC, he served in a number of management roles for IBM Corporation. He holds a Bachelor of Science degree in Business Administration from the University of Buenos Aires in Argentina; a postgraduate degree in Negotiation from the Pontificia Universidad Catolica Argentina; and a certificate from the Advanced Executive Program of the Kellogg School of Management at Northwestern University in Evanston, Illinois.

Jack C. Fortnum	56

Executive Vice President and President, North America since February 1, 2012. Mr. Fortnum previously served as Executive Vice President and President, Global Beverage, Industrial and North America Sweetener Solutions from October 1, 2010 to January 31, 2012. Prior thereto, Mr. Fortnum served as Vice President from 1999 to September 30, 2010 and President of the North America Division from May 2004 to September 30, 2010. Prior to that he joined CPC in 1984 and held positions of increasing responsibility including serving as President, US/Canadian Region of the Company from July 2003 to May 2004. Mr. Fortnum is a member of the Board of Directors of GreenField Ethanol, Inc. He is a former Chairman of the Board of the Corn Refiners Association. Mr. Fortnum holds a Bachelors degree in economics from the University of Toronto and completed the Senior Business Administration Course offered by McGill University.

Diane J. Frisch	58	Senior Vice President, Human Resources since October 1, 2010. Ms. Frisch previously served as Vice President, Human Resources, from May 1, 2010 to September 30, 2010. Prior to that,

Ms. Frisch served as Vice President of Human Resources and Communications for the Food Americas and Global Pharmaceutical Packaging businesses of Rio Tinto’s Alcan Packaging, a multinational company engaged in flexible and specialty packaging, from January 2004 to March 30, 2010. Prior to being acquired by Alcan Packaging, Ms. Frisch served as Vice President of Human Resources for the flexible packaging business of Pechiney, S.A., an aluminum and packaging company with headquarters in Paris and Chicago, from January 2001 to January 2004. Previously, she served as Vice President of Human Resources for Culligan International Company and Vice President and Director of Human Resources for Alumax Mill Products, Inc., a division of Alumax Inc. Ms. Frisch holds a Bachelor of Arts degree in psychology from Ithaca College, Ithaca, NY, and a Master of Science in industrial relations from the University of Wisconsin in Madison.

Matthew R. Galvanoni	40

Vice President and Corporate Controller since August 15, 2012. Mr. Galvanoni previously served as Vice President, Corporate Accounting from June 18, 2012, when he joined Ingredion, to August 14, 2012. Mr. Galvanoni was previously employed by Exelon Corporation for 10 years. He served as Principal Accounting Officer of Exelon Generation and Vice President and Assistant Corporate Controller of Exelon Corporation from July 2009 until the merger of Exelon Corporation with Constellation Energy Group, Inc. in March 2012, at which time, Mr. Galvanoni became the Vice President, Financial Systems Integration until May 2012. Mr. Galvanoni previously served as Vice President and Controller of Commonwealth Edison Company and PECO Energy Company from January 2007 to July 2009. He served in various roles at the Director level of the Controllership organization of Exelon Corporation from November 2002 to December 2006. Mr. Galvanoni holds a Bachelors of Science degree in accounting from the University of Illinois, Urbana-Champaign and a Masters of Business Administration degree from Northwestern University. He is a certified public accountant in the State of Illinois.

Kimberly A. Hunter	51

Corporate Treasurer since February 2004. Ms. Hunter previously served as Director of Corporate Treasury from September 2001 to February 2004. Prior to that, she served as Managing Director, Investment Grade Securities at

Bank One Corporation, a financial institution, from 1997 to 2000 and as Vice President, Capital Markets of Bank One from 1992 to 1997. Ms. Hunter holds a Bachelors degree in government and economics from Harvard University and a Masters in Business Administration from the University of Chicago.

Mary Ann Hynes	65

Senior Vice President, Counsel to the Chairman and Chief Compliance Officer. Ms. Hynes previously served as Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer from October 1, 2010 to September 30, 2012. Ms. Hynes previously served as Vice President, General Counsel and Corporate Secretary from March 2006 to September 30, 2010 and, additionally, Chief Compliance Officer since January 2008. Prior to that, Ms. Hynes was Senior Vice President and General Counsel, Chief Legal Officer for IMC Global Inc., a producer and distributor of crop nutrients and animal feed ingredients, from July 1999 to October 2004, and a consultant to The Mosaic Company, also a producer and distributor of crop nutrients and animal feed ingredients, from October 2004 to October 2005. The Mosaic Company acquired IMC Global Inc. in October 2004. Ms. Hynes is a director of GHD Group Pty Ltd, an international network of engineers, architects and environmental scientists serving clients in the global markets of water, energy and resources, environment, property and buildings and transportation; a member of the Board of Trustees of The John Marshall Law School; and a director of the Dr. Scholl Foundation. She holds a Bachelors degree in political science (with a minor in mathematics) from Loyola University, Juris Doctor and Master of Laws — Taxation degrees from The John Marshall Law School and an Executive Masters of Business Administration degree from the Lake Forest Graduate School of Business in Chicago.

John F. Saucier	59

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

James P. Zallie	51

Executive Vice President, Global Specialties and President, EMEA and Asia-Pacific since February 1, 2012. Mr. Zallie previously served as Executive Vice President and President, Global Ingredient Solutions from October 1, 2010 to January 31, 2012. Mr. Zallie previously served as President and Chief Executive Officer of the National Starch business from January 2007 to September 30, 2010. Mr. Zallie worked for National Starch for more than 27 years in various positions of increasing responsibility, first in technical, then marketing and then international business management positions. He holds Masters degrees in food science and Business Administration from Rutgers University and a Bachelor of Science degree in food science from Pennsylvania State University.

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

Economic conditions in the US, the European Union, South America and many other countries and regions in which we do business have experienced various levels of weakness over the last few years, and may remain challenging for the foreseeable future.  General business and economic conditions that could affect us include the strength of the economies in which we operate, unemployment, inflation and fluctuations in debt markets.  While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.

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

In addition, the volatile worldwide economic conditions and market instability may make it difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can increase our inventory carrying costs.  Alternatively, this forecasting difficulty could cause a shortage of products that could result in an inability to satisfy demand for our products.

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

Our finished products are made primarily from corn. Purchased corn and other raw material costs account for between 40 percent and 65 percent of finished product costs.  Some of our products are based upon specific varieties of corn that are produced in significantly less volumes than yellow dent corn.  These specialty grains are higher cost due to their more limited supply and require planning cycles of up to three years in order for us to receive our desired amount of specialty corn.  Also, we utilize tapioca in the manufacturing of starch products in Thailand.  If our raw materials are not available in sufficient quantities or quality, our results of operations could be negatively impacted.

Energy costs represent approximately 10 percent of our finished product costs. We use energy primarily to create steam in our production process and to dry product.  We consume coal, natural gas, electricity, wood and fuel oil to generate energy.  In Pakistan, the overall economy has been slowed by severe energy shortages which both negatively impact our ability to produce sweeteners and starches, and also negatively impacts the demand from our customers due to their inability to produce their end products because of the shortage of reliable energy.

The market prices for these commodities may vary considerably depending on supply and demand, world economies and other factors.  We purchase these commodities based on our anticipated usage and future outlook for these costs.  We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.

In North America, we sell a large portion of our finished products at firm prices established in supply contracts typically lasting for periods of up to one year.  In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures and options contracts, or take other hedging positions in the corn futures market.  We are unable to directly hedge price risk related to co-product sales; however, we enter into hedges of soybean oil (a competing product to our animal feed and corn oil) in order to mitigate the price risk of animal feed and corn oil sales.  These derivative contracts typically mature within one year.  At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn (or soybean oil) and the derivative contract price.  These hedging instruments are subject to fluctuations in value; however, changes in the value of the underlying exposures we are hedging generally offset such fluctuations.  The fluctuations in the fair value of these hedging instruments may affect the cash flow of the Company.  We fund any unrealized losses or receive cash for any unrealized gains on a daily basis.  While the corn futures contracts or hedging positions are intended to minimize the effect of volatility of corn costs on operating profits, the hedging activity can result in losses, some of which may be material.  Outside of North America, sales of finished products under long-term, firm-priced supply contracts are not material.  We also use over-the-counter natural gas swaps to hedge portions of our natural gas costs, primarily in our North American operations.

Due to market volatility, we cannot assure that we can adequately pass potential increases in the cost of corn and other raw materials on to customers through product price increases or purchase quantities of corn and other raw materials at prices sufficient to sustain or increase our profitability.

Our corn and raw material costs account for 40 percent to 65 percent of our product costs.  The price and availability of corn and other raw materials is influenced by economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions such as drought, floods or frost that are difficult to anticipate and which we cannot control.  There is also a demand for corn in the US to produce ethanol which has been significantly impacted by US governmental policies designed to encourage the production of ethanol.  In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup.

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

Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products containing sweetener products, including high fructose corn syrup, in favor of foods that are perceived as being more healthy, could reduce our sales and profitability, and such a reduction could be material. Increasing concern among consumers, public health professionals and government agencies about the potential health concerns associated with obesity and inactive lifestyles represent a significant challenge to some of our customers, including those engaged in the food and soft drink industries.

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

Approximately 35 percent of our US and 47 percent of our non-US employees are members of unions.  Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

Our reliance on certain industries for a significant portion of our sales could have a material adverse affect on our business.

Approximately 44 percent of our 2012 sales were made to companies engaged in the food industry and approximately 15 percent were made to companies in the beverage industry.  Additionally, sales to the animal nutrition market, the paper and corrugating industry, and the brewing industry represented approximately 12 percent, 9 percent and 9 percent of our 2012 net sales, respectively.  If our food customers, beverage customers, brewing industry customers, paper and corrugating customers or animal feed customers were to substantially decrease their purchases, our business might be materially adversely affected.

Natural disasters, war, acts and threats of terrorism, pandemic and other significant events could negatively impact our business.

If the economies of any countries where we sell or manufacture products are affected by natural disasters such as earthquakes, floods or severe weather; war, acts of war or terrorism; or the outbreak of a pandemic such as Severe Acute Respiratory Syndrome (“SARS”) or the Avian Flu, it could result in asset write-offs, decreased sales and overall reduced cash flows.

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

We perform an annual impairment assessment for goodwill and our indefinite-lived intangible assets, and as necessary, for other long-lived assets.  If the results of such assessments were to show that the fair value of these such assets were less than the carrying values, we could be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material.  Our annual impairment assessment as of October 1, 2012 did not result in any additional impairment charges for the year.

Even though it was determined that there was no additional long-lived asset impairment as of October 1, 2012, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of October 1, 2013.

Changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.

We are subject to income taxes in the United States and in various other foreign jurisdictions.  Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates including potential tax reform in the US to broaden the tax base and reduce deductions or credits, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits.

In particular, the carrying value of deferred tax assets, which are predominantly in the US, UK and Korea, is dependent upon our ability to generate future taxable income in these jurisdictions.  In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

Operating difficulties at our manufacturing plants could adversely affect our operating results.

Producing starches and sweeteners through corn refining is a capital intensive industry. We have 36 plants and have preventive maintenance and de-bottlenecking programs designed to maintain and improve grind capacity and facility reliability. If we encounter operating difficulties at a plant for an extended period of time or start up problems with any capital improvement projects, we may not be able to meet a portion of sales order commitments and could incur significantly higher operating expenses, both of which could adversely affect our operating results.  We also use boilers to generate steam required in our manufacturing processes. An event that impaired the operation of a boiler for an extended period of time could have a significant adverse effect on the operations of any plant where such event occurred.

We may not have access to the funds required for future growth and expansion.

We may need additional funds to grow and expand our operations. We expect to fund our capital expenditures from operating cash flow to the extent we are able to do so.  If our operating cash flow is insufficient to fund our capital expenditures, we may either reduce our capital expenditures or utilize our general credit facilities.  For further strategic growth through mergers or acquisitions, we may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets.  We cannot provide any assurance that our cash flows from operations will be sufficient to fund anticipated capital expenditures or that we will be able to obtain additional funds from financial markets or from the sale of assets at terms favorable to us.  If we are unable to generate sufficient cash flows or raise sufficient additional funds to cover our capital expenditures or other strategic growth opportunities, we may not be able to achieve our desired operating efficiencies and expansion plans, which may adversely impact our competitiveness and, therefore, our results of operations.

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

An inability to contain costs could adversely affect our future profitability and growth.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We operate, directly and through our consolidated subsidiaries, 36 manufacturing facilities, all of which are owned. In addition, we lease our corporate headquarters in Westchester, Illinois and our research and development facility in Bridgewater, New Jersey. The following list details the locations of our manufacturing facilities within each of our four reportable business segments:

North America	South America	Asia Pacific	EMEA

Cardinal, Ontario, Canada	Baradero, Argentina	Lane Cove, Australia	Cornwala, Pakistan
London, Ontario, Canada	Chacabuco, Argentina	Shanghai, China	Faisalabad, Pakistan
Port Colborne, Ontario, Canada	Balsa Nova, Brazil	Ichon, South Korea	Mehran, Pakistan
San Juan del Rio, Queretaro, Mexico	Cabo, Brazil	Inchon, South Korea	Hamburg, Germany
Guadalajara, Jalisco, Mexico	Conchal, Brazil	Ban Kao Dien, Thailand	Goole, United Kingdom
Mexico City, Edo, Mexico	Mogi-Guacu, Brazil	Kalasin, Thailand
Stockton, California, U.S.	Rio de Janeiro, Brazil	Sikhiu, Thailand
Bedford Park, Illinois, U.S.	Trombudo, Brazil
Mapleton, Illinois, U.S.	Barranquilla, Colombia
Indianapolis, Indiana, U.S.	Cali, Colombia
North Kansas City, Missouri, U.S.	Lima, Peru
Winston-Salem, North Carolina, U.S.
Charleston, South Carolina, U.S.

We believe our manufacturing facilities are sufficient to meet our current production needs. We have preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.

We have electricity co-generation facilities at all of our US and Canadian plants with the exception of Indianapolis, North Kansas City, Charleston and Mapleton, as well as at our plants in San Juan del Rio, Mexico; Baradero, Argentina; and Balsa Nova and Mogi-Guacu, Brazil, that provide electricity at a lower cost than is available from third parties. We generally own and operate these co-generation facilities, except for the facilities at our Cardinal, Ontario; and Balsa Nova and Mogi-Guacu, Brazil locations, which are owned by, and operated pursuant to co-generation agreements with third parties. Our Stockton, California co-generation facility was previously operated by a third party.  It is not currently generating power for sale to the electrical grid.

In recent years, we have made significant capital expenditures to update, expand and improve our facilities, spending $313 million in 2012.  We believe these capital expenditures will allow us to operate efficient facilities for the foreseeable future.   We currently anticipate that capital expenditures for 2013 will approximate $350 million to $400 million.

ITEM 3.  LEGAL PROCEEDINGS

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

On October 29, 2012, the Sugar Association and the other plaintiffs filed a motion to dismiss the counterclaim and certain related portions of the defendants’ answer, each on multiple grounds.  On December 10, 2012, the remaining member companies which are defendants in the case responded to the motion to dismiss the counterclaim.  On January 14, 2013, the plaintiffs filed a reply to the defendants’ response to the motion to dismiss.  The motion to dismiss the counterclaim is still pending before the court.

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

PART II

ITEM 5.                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “INGR.”  The number of holders of record of our common stock was 5,862 at January 31, 2013.

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

The quarterly high and low sales prices for our common stock and cash dividends declared per common share for 2011 and 2012 are shown below.

	1st QTR	2nd QTR	3rd QTR	4th QTR
2012
Market prices
High	$58.38	$58.87	$56.57	$66.66
Low	50.59	47.26	45.30	54.57
Per share dividends	$0.20	$0.20	$0.26	$0.26

2011
Market prices
High	$52.07	$57.91	$59.50	$53.25
Low	44.51	50.30	38.87	36.65
Per share dividends	$0.14	$0.16	$0.16	$0.20

Issuer Purchases of Equity Securities:

The following table summarizes information with respect to our purchases of our common stock during the fourth quarter of 2012.

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Oct. 1 — Oct. 31, 2012	—	—	—	3,385 shares
Nov. 1 — Nov. 30, 2012	—	—	—	3,385 shares
Dec. 1 — Dec. 31, 2012	—	—	—	3,385 shares
Total	—	—	—

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of December 31, 2012, we had repurchased 1.6 million shares under the program, leaving 3.4 million shares available for repurchase.

ITEM 6.                         SELECTED FINANCIAL DATA

Selected financial data is provided below.

(in millions, except per share amounts)	2012		2011		2010 (a)		2009		2008
Summary of operations:
Net sales	$6,532		$6,219		$4,367		$3,672		$3,944
Net income attributable to Ingredion	428	(b)	416	(c)	169	(d)	41	(e)	267
Net earnings per common share of Ingredion:
Basic	$5.59	(b)	$5.44	(c)	$2.24	(d)	$0.55	(e)	$3.59
Diluted	$5.47	(b)	$5.32	(c)	$2.20	(d)	$0.54	(e)	$3.52
Cash dividends declared per common share of Ingredion	$0.92		$0.66		$0.56		$0.56		$0.54
Balance sheet data:
Working capital	$1,427		$1,176		$881		$450		$415
Property, plant and equipment-net	2,193		2,156		2,156		1,594		1,470
Total assets	5,592		5,317		5,040		2,952		3,207
Long-term debt	1,724		1,801		1,681		408		660
Total debt	1,800		1,949		1,769		544		866
Redeemable common stock	—		—		—		14		14
Total equity (f)	$2,459		$2,133		$2,001		$1,704		$1,406
Shares outstanding, year end	77.0		75.9		76.0		74.9		74.5
Additional data:
Depreciation and amortization	$211		$211		$155		$130		$128
Capital expenditures	313		263		159		146		228

(a)   Includes National Starch from October 1, 2010 forward.

(b)  Includes a $13 million benefit from the reversal of a valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share), after-tax charges for impaired assets and restructuring costs of $23 million ($0.29 per diluted common share), an after-tax gain from a change in a North American benefit plan of $3 million ($0.04 per diluted common share), after-tax costs of $3 million ($0.03 per diluted common share) relating to the integration of National Starch and an after-tax gain from the sale of land sale of $2 million ($0.02 per diluted common share).  See Notes 3, 4, 8 and 9 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(c)  Includes a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States, an after-tax gain of $18 million ($0.23 per diluted common share) pertaining to a change in a postretirement plan, after-tax charges of $7 million for restructuring costs ($0.08 per diluted common share) and after-tax costs of $21 million ($0.26 per diluted common share) relating to the integration of National Starch.   See Notes 3, 4, 9 and 13 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(d)   Includes $14 million of after-tax charges for bridge loan and other financing costs ($0.18 per diluted common share), after-tax acquisition-related costs of $26 million ($0.34 per diluted common share), after-tax charges of $22 million ($0.29 per diluted common share) for impaired assets and other costs primarily associated with our operations in Chile and after-tax charges of $18 million ($0.23 per diluted common share) relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules. See Notes 3, 4 and 6 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(e)  Includes after-tax charges for impaired assets and restructuring costs of $110 million, or $1.47 per diluted common share.

(f)   Includes non-controlling interests.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a major supplier of high-quality food and industrial ingredients to customers around the world.  We have 36 manufacturing plants located throughout North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our ingredients are used by customers in the food, beverage, animal feed, paper and corrugating, and brewing industries, among others.

Critical success factors in our business include managing our significant manufacturing costs, including corn, other raw materials and utilities.  In addition, due to our global operations we are exposed to fluctuations in foreign currency exchange rates.  We use derivative financial instruments, when appropriate, for the purpose of minimizing the risks and/or costs associated with fluctuations in certain raw material and energy costs, foreign exchange rates and interest rates.  Also, the capital intensive nature of our business requires that we generate significant cash flow over time in order to selectively reinvest in our operations and grow organically, as well as through strategic acquisitions and alliances.  We utilize certain key financial metrics relating to working capital, debt and return on capital employed to monitor our progress toward achieving our strategic business objectives (see section entitled “Key Financial Performance Metrics”).

2012 was a strong year for us as we achieved Company record highs for net sales, operating income, net income and diluted earnings per common share, driven primarily by higher product selling prices and volume growth.  Despite challenging macroeconomic conditions, we achieved sales volume growth and product price improvements to cover higher raw material costs and foreign currency headwinds.  Additionally, we further enhanced our liquidity and financial flexibility by selling $300 million of 1.80 percent five-year Senior Notes and by entering into a new five-year $1 billion revolving credit agreement.  We also completed our integration of the National Starch acquisition and we look forward to continued business growth in 2013.

We currently expect that our future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

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

2012 Compared to 2011

Net Income attributable to Ingredion.  Net income attributable to Ingredion for 2012 increased to $428 million, or $5.47 per diluted common share, from 2011 net income of $416 million, or $5.32 per diluted common share.  Our results for 2012 include after-tax charges of $16 million ($0.20 per diluted common share) for impaired assets and restructuring costs in Kenya, China and Colombia (see Note 4 of the notes to the consolidated financial statements for additional information), after-tax restructuring charges of $7 million ($0.09 per diluted common share) relating to our manufacturing optimization plan in North America, and after-tax costs of $3 million ($0.03 per diluted common share) associated with our integration of National Starch.  Additionally, our 2012 results include the reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share), an after-tax gain from a change in a benefit plan of $3 million ($0.04 per diluted common share) and an after-tax gain from the sale of land of $2 million ($0.02 per diluted common share).  Our results for 2011 included a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States (see Note 13 of the notes to the consolidated financial statements for additional information) and an after-tax gain of $18 million ($0.23 per diluted common share) pertaining to a change in a postretirement plan (see Note 9 of the notes to the consolidated financial statements for additional information).  Additionally, our 2011 results included after-tax costs of $21 million ($0.26 per diluted common share) relating to the integration of National Starch and after-tax restructuring charges of $7 million ($0.08 per diluted common share) associated with our manufacturing optimization plan in North America.

Without the impairment/restructuring charges, the reversal of the Korean deferred tax asset valuation allowance, the gain from the benefit plan change, the gain from the land sale and the integration costs in 2012 and the integration costs, restructuring charges, NAFTA award and gain from the postretirement plan change in 2011, net income and diluted earnings per common share for 2012 would have grown 19 percent from 2011.  This net income growth primarily reflects an increase in operating income in North America and, to a lesser extent, in Asia Pacific.  Reduced financing costs and a lower effective income tax rate also contributed to the improved earnings.

Net Sales.  Net sales for 2012 increased to $6.53 billion from $6.22 billion in 2011, as sales growth in North America and Asia Pacific more than offset declines in South America and EMEA.

A summary of net sales by reportable business segment is shown below:

(in millions)	2012	2011	Increase (Decrease)	% Change
North America	$3,741	$3,356	$385	11%
South America	1,462	1,569	(107)	(7)%
Asia Pacific	816	764	52	7%
EMEA	513	530	(17)	(3)%

Total	$6,532	$6,219	$313	5%

The increase in net sales primarily reflects improved price/product mix of 6 percent and volume growth of 2 percent driven by stronger demand from our beverage, brewing and food customers, which more than offset unfavorable currency translation of 3 percent attributable to weaker foreign currencies relative to the US dollar.

Net sales in North America increased 11 percent reflecting improved price/product mix of 7 percent and volume growth of 4 percent driven by stronger demand from our beverage, brewing and food customers.  Improved selling prices helped to offset higher corn costs.  Net sales in South America decreased 7 percent, as a 9 percent decline attributable to weaker foreign currencies and a 3 percent volume reduction, more than offset a 5 percent price/product mix improvement.  The volume decline primarily reflects a combination of weaker economic activity in the segment and a transportation strike and labor issues that impacted our customers in Argentina earlier in the year.  Asia Pacific net sales grew 7 percent, as volume growth of 5 percent and price/product mix improvement of 3 percent, more than offset unfavorable currency translation of 1 percent.  EMEA net sales decreased 3 percent, as unfavorable currency translation of 6 percent and a 1 percent volume reduction resulting primarily from the closure of our manufacturing plant in Kenya, more than offset a 4 percent price/product mix improvement.

Cost of Sales.  Cost of sales for 2012 increased 4 percent to $5.29 billion from $5.09 billion in 2011.  The increase primarily reflects higher corn costs and volume growth.  Currency translation caused cost of sales for 2012 to decrease approximately 3 percent from 2011, reflecting the impact of weaker foreign currencies.  Gross corn costs per ton for 2012 increased approximately 4 percent from 2011, driven by higher market prices for corn.  Additionally, energy costs increased approximately 2 percent from 2011; primarily reflecting higher costs in Pakistan, where power shortages due to energy infrastructure problems in that country drove costs higher.  Our gross profit margin for 2012 was 19 percent, compared to 18 percent in 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for 2012 increased to $556 million from $543 million in 2011.  The increase primarily reflects higher compensation-related costs; lower integration expenses and the impact of weaker foreign currencies partially offset these increases.  Currency translation caused operating expenses for 2012 to decrease approximately 3 percent from 2011.  SG&A expenses represented 9 percent of net sales in both 2012 and 2011.  Without integration costs, SG&A expenses, as a percentage of net sales, would have been 8 percent in both 2012 and 2011.

Other Income-net.  Other income-net of $22 million for 2012 decreased from other income-net of $98 million in 2011.  This decrease primarily reflects the effects of the $58 million NAFTA award received from the Government of the United Mexican States in the first quarter of 2011 and a $30 million gain associated with a fourth quarter 2011 postretirement benefit plan change.  A $5 million gain from a change in a benefit plan in North America and a $2 million gain from a land sale in the fourth quarter of 2012 partially offset these declines.

Operating Income.  A summary of operating income is shown below:

(in millions)	2012	2011	Favorable (Unfavorable) Variance	Favorable (Unfavorable) % Change
North America	$408	$322	$86	27%
South America	198	203	(5)	(2)%
Asia Pacific	95	79	16	20%
EMEA	78	84	(6)	(7)%
Corporate expenses	(78)	(64)	(14)	(22)%
Restructuring/impairment charges	(36)	(10)	(26)	(260)%
Gain from change in benefit plans	5	30	(25)	(83)%
Integration costs	(4)	(31)	27	87%
Gain from sale of land	2	—	2	nm
NAFTA award	—	58	(58)	nm
Operating income	$668	$671	$(3)	—%

Operating income for 2012 declined slightly to $668 million from $671 million in 2011.  Operating income for 2012 includes $20 million of charges for impaired assets and restructuring costs in Kenya, $11 million of restructuring charges to reduce the carrying value of certain equipment associated with our manufacturing optimization plan in North America, $5 million of charges for impaired assets in China and Colombia, and $4 million of costs pertaining to the integration of National Starch.  Additionally, operating income for 2012 includes the $5 million gain from the benefit plan change in North America and a $2 million gain from the sale of land.  Operating income for 2011 included the $58 million NAFTA award, a $30 million gain from a change in a postretirement plan, $31 million of costs pertaining to the integration of National Starch and $10 million of restructuring charges associated with our North American manufacturing optimization plan.  Without the impairment/restructuring charges, integration costs, the NAFTA award, the gains from the changes in benefit plans, and the gain from the land sale, operating income for 2012 would have increased 12 percent, primarily reflecting strong earnings growth in North America and, to a lesser extent, in Asia Pacific.  Unfavorable currency translation associated with weaker foreign currencies caused operating income to decline by approximately $30 million from 2011.  North America operating income increased 27 percent to $408 million from $322 million in 2011.  Improved product selling prices and volume growth helped to offset higher corn costs.  Currency translation associated with a weaker Canadian dollar caused operating income to decrease by approximately $1 million in North America.  South America operating income decreased 2 percent to $198 million from $203 million in 2011.  Improved product price/mix largely offset the unfavorable impacts of higher local product costs; translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real), which had a $22 million unfavorable impact on the segment; and lower volumes due to soft demand from a weaker economy.

Asia Pacific operating income rose 20 percent to $95 million from $79 million in 2011.  This increase primarily reflects sales volume growth and improved price/mix, which more than offset the impact of weaker currencies.  Unfavorable translation effects associated with weaker foreign currencies caused Asia Pacific operating income to decrease by approximately $1 million.  EMEA operating income decreased 7 percent to $78 million from $84 million in 2011, primarily reflecting unfavorable currency translation.  Translation effects associated with weaker foreign currencies caused EMEA operating income to decrease by approximately $6 million. While our installation of equipment helped to mitigate energy issues somewhat, energy infrastructure in Pakistan remains problematic and we continue to face challenges resulting from the power shortages in that country.

Financing Costs-net.  Financing costs-net decreased to $67 million in 2012 from $78 million in 2011.  The decrease primarily reflects an increase in interest income of $5 million attributable to our higher cash balances, a $4 million decrease in interest expense driven by lower borrowing rates and a $2 million reduction in foreign currency transaction losses.

Provision for Income Taxes.  Our effective tax rate was 27.8 percent in 2012, as compared to 28.7 percent in 2011.  Our effective income tax rate for 2012 includes the effects of the discrete reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary, the recognition of an income tax benefit of $8 million related to our $20 million restructuring charge in Kenya and the associated tax write-off of the investment.  Additionally, we recorded a $4 million pretax charge related to the disposition of our non wholly-owned consolidated subsidiary in China, which is not expected to produce a realizable tax benefit.  Our effective income tax rate for 2011 includes the benefit of the one-time recognition of tax free income related to the NAFTA award in pretax income, which lowered our effective income tax rate by 3.5 percentage points.  Without the impact of the items described above, our effective tax rates for 2012 and 2011 would have been approximately 30 percent and 32 percent, respectively.  See also Note 8 of the notes to the consolidated financial statements.

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests was $6 million in 2012, down from $7 million in 2011. The decrease reflects lower earnings at our non wholly-owned operations in Pakistan and China.

Comprehensive Income.  We recorded comprehensive income of $366 million in 2012, as compared with $193 million in 2011.  The increase primarily reflects a $97 million favorable variance in the currency translation adjustment and a $94 million favorable variance associated with our cash-flow hedging activity.  The favorable variance in the currency translation adjustment reflects a more moderate weakening in end of period foreign currencies relative to the US dollar in 2012, as compared to a year ago, when end of period foreign currency depreciation was more significant.

2011 Compared to 2010

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

Net Income attributable to Ingredion.  Net income attributable to Ingredion for 2011 more than doubled to $416 million, or $5.32 per diluted common share, from 2010 net income of $169 million, or $2.20 per diluted common share.  Our results for 2011 included a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States (see Note 13 of the notes to the consolidated financial statements for additional information) and an after-tax gain of $18 million ($0.23 per diluted common share) pertaining to a change in a postretirement plan (see Note 9 of the notes to the consolidated financial statements for additional information).

Additionally, our 2011 results included after-tax costs of $21 million ($0.26 per diluted common share) relating to the integration of National Starch and after-tax restructuring charges of $7 million ($0.08 per diluted common share) associated with our manufacturing optimization plan in North America.  Our 2010 results included after-tax acquisition-related costs of $26 million ($0.34 per diluted common share), after-tax restructuring charges of $22 million ($0.29 per diluted common share) for impaired assets and other costs primarily associated with the closing of our plant in Chile, after-tax costs of $18 million ($0.23 per diluted common share) relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules and after-tax charges of $14 million for bridge loan and other financing costs ($0.18 per diluted common share) related to the acquisition of National Starch.  See also Note 4 of the notes to the consolidated financial statements for additional information pertaining to the asset impairments and restructurings.

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

Net sales in North America increased 38 percent reflecting sales contributed by the acquired National Starch operations and organic growth.  Without sales from the acquired operations for the nine months ended September 30, 2011, net sales on a comparable basis in North America would have increased approximately 18 percent, reflecting price/product mix improvement of 17 percent and a 1 percent increase attributable to currency translation.  Volume in the segment was flat.  Net sales in South America increased 26 percent, driven by a 25 percent price/product mix improvement.  Favorable currency translation of 2 percent more than offset a 1 percent volume decline in the segment.  The volume decline primarily reflects cooler than normal weather conditions in Brazil which reduced demand for beer and soft drink products.  Additionally, our strategy to implement higher pricing contributed to the slight volume decline.  Asia Pacific net sales increased 76 percent, principally driven by sales contributed from acquired operations.  Without the acquired operations, Asia Pacific net sales, on a comparable basis, would have increased approximately 11 percent, reflecting price/product mix improvement of 11 percent and a 4 percent currency translation benefit associated with stronger foreign currencies, which more than offset an organic volume decline of 4 percent.  The impacts of a tsunami and flooding resulted in reduced demand for our products in the segment.  EMEA net sales more than doubled, largely due to sales contributed from acquired operations.  Without the acquired operations, EMEA net sales, on a comparable basis, would have increased approximately 20 percent, driven by price/product mix improvement.   Organic volume growth of 3 percent was offset by a 3 percent decline attributable to weaker foreign currencies in the segment.

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

Selling, General and Administrative Expenses.  SG&A expenses for 2011 increased to $543 million from $370 million in 2010.  This increase primarily reflects SG&A expenses of the acquired National Starch operations.  Additionally, higher compensation-related costs and stronger foreign currencies also contributed to the increase in SG&A expenses.  Currency translation caused operating expenses for 2011 to increase approximately 1 percent from 2010, reflecting the impact of stronger foreign currencies.  SG&A expenses for 2011 represented 9 percent of net sales, up from 8 percent in 2010.  Without integration and acquisition costs, SG&A expenses, as a percentage of net sales, would have been 8 percent in both 2011 and 2010.

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

Operating income for 2011 increased to $671 million from $339 million in 2010.  Operating income for 2011 included the $58 million NAFTA award, a $30 million gain from a change in a postretirement plan, $31 million of costs pertaining to the integration of National Starch and a $10 million restructuring charge to reduce the carrying value of certain equipment in connection with our North American manufacturing optimization plan.  Operating income for 2010 included acquisition-related costs of $35 million, impairment/restructuring charges of $25 million and the flow through of $27 million of costs associated with acquired National Starch inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without the NAFTA award, the gain from the change in the postretirement benefit plan and the integration and restructuring costs in 2011 and the impairment, restructuring, inventory mark-up charge and acquisition-related costs in 2010, operating income for 2011 would have increased 46 percent over the prior year, as earnings grew in each of our segments.  This increase was driven by earnings contributed during the first nine months of 2011 from the acquired National Starch operations and, to a lesser extent, organic earnings growth in each of our segments principally driven by improved product pricing.  Currency translation associated with stronger foreign currencies caused operating income to increase by approximately $4 million from 2010.  North America operating income increased 30 percent to $322 million from $249 million in 2010.  Approximately one-fourth of this growth was attributable to income for the first nine months of 2011 from acquired operations.  The remaining increase was primarily driven by higher product selling prices.  Currency translation associated with the stronger Canadian dollar caused operating income to increase by approximately $3 million in North America.  South America operating income increased 24 percent to $203 million from $163 million in 2010.  Higher product selling prices drove this earnings growth.  Asia Pacific operating income almost tripled to $79 million from $28 million in 2010, driven by earnings from acquired operations.  Without the earnings from acquired operations, operating income in the segment, on a comparable basis, would have grown approximately 5 percent from a year ago.  This increase primarily reflects higher product selling prices and favorable currency translation.  Stronger foreign currencies (particularly the Korean Won) caused operating income to increase by approximately $1 million in Asia Pacific.  EMEA operating income more than doubled to $84 million, from $37 million in 2010, due in large part to earnings from acquired operations.  Without the earnings from acquired operations, operating income, on a comparable basis, would have grown approximately 29 percent from a year ago, primarily driven by higher product selling prices and organic volume growth.

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

Provision for Income Taxes.  Our effective tax rate was 28.7 percent in 2011, as compared to 36.1 percent in 2010.  Our effective income tax rate for 2011 included the benefit of the one-time recognition of tax free income related to the NAFTA award in pre-tax income, which lowered our effective income tax rate by 3.5 percentage points.  Our 2010 effective income tax rate included the impacts of the National Starch acquisition costs, the Chilean charges for impaired assets and other related costs, and an increase in the valuation allowance for Chile.  The 2011 impact of National Starch acquisition costs and changes to the Chilean valuation allowance were not material.  Without the impact of the items described above, our effective tax rates for 2011 and 2010 would have been approximately 32 percent and 33 percent, respectively.  See also Note 8 of the notes to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, our total assets were $5.59 billion, up from $5.32 billion at December 31, 2011.  This increase primarily reflects our larger cash and cash equivalents position and increased inventories, partially offset by translation effects associated with weaker end of period foreign currencies relative to the US dollar of approximately $28 million.  Total equity increased to $2.46 billion at December 31, 2012 from $2.13 billion at December 31, 2011, primarily reflecting our net income for 2012 and the exercise of stock options, partially offset by dividends on our common stock, an increase in our accumulated other comprehensive loss principally driven by actuarial losses on our postretirement benefit obligations and unfavorable foreign currency translation.

On October 22, 2012, we entered into a new five-year, senior unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”).  The Revolving Credit Agreement replaced our previously existing $1 billion senior unsecured revolving credit facility.  We paid fees of approximately $3 million relating to the new credit facility, which are being amortized to interest expense over the term of the facility.

Subject to certain terms and conditions, we may increase the amount of the revolving credit facility under the Revolving Credit Agreement by up to $250 million in the aggregate.  All committed pro rata borrowings under the revolving credit facility will bear interest at a variable annual rate based on the LIBOR or prime rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin based on our leverage ratio (as reported in the financial statements delivered pursuant to the Revolving Credit Agreement).

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

At December 31, 2012, there were no borrowings outstanding under our $1 billion revolving credit facility.  In addition, we have a number of short-term credit facilities consisting of operating lines of credit.  At December 31, 2012, we had total debt outstanding of $1.80 billion, compared to $1.95 billion at December 31, 2011.  The debt includes $350 million (principal amount) of 3.2 percent notes due 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $76 million of consolidated subsidiary debt consisting of local country short-term borrowings.  Ingredion Incorporated, as the parent company, guarantees certain obligations of its consolidated subsidiaries.  At December 31, 2012, such guarantees aggregated $57 million.  Management believes that such consolidated subsidiaries will meet their financial obligations as they become due.

Historically, the principal source of our liquidity has been our internally generated cash flow, which we supplement as necessary with our ability to borrow on our bank lines and to raise funds in the capital markets.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $503 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 4.5 percent and 4.8 percent for 2012 and 2011, respectively.

Net Cash Flows

A summary of operating cash flows is shown below:

(in millions)	2012	2011
Net income	$434	$423
Depreciation and amortization	211	211
Write-off of impaired assets	24	—
Gain from change in benefit plans	(5)	(30)
Deferred income taxes	(3)	18
Changes in working capital	33	(334)
Other	38	12

Cash provided by operations	$732	$300

Cash provided by operations was $732 million in 2012, as compared with $300 million in 2011.  The increase in operating cash flow for 2012 primarily reflects improved working capital management.  The improvement in working capital was driven principally by improved accounts receivable collections and inventory management, and an increase in accounts payable.  Our margin accounts relating to commodity hedging contracts were relatively unchanged.  To manage price risk related to corn purchases in North America, we use derivative instruments (corn futures and options contracts) to lock in our corn costs associated with firm-priced customer sales contracts.  We are unable to directly hedge price risk related to co-product sales; however, we enter into hedges of soybean oil (a competing product to our animal feed and corn oil) in order to mitigate the price risk of animal feed and corn oil sales.  As the market price of corn fluctuates, our derivative instruments change in value and we fund any unrealized losses or receive cash for any unrealized gains related to outstanding corn futures and option contracts.  We plan to continue to use corn futures and option contracts to hedge the price risk associated with firm-priced customer sales contracts in our North American business and accordingly, we will be required to make or be entitled to receive, cash deposits for margin calls depending on the movement in the market price for corn.

Listed below are our primary investing and financing activities for 2012:

Sources (Uses)
of Cash
(in millions)
Capital expenditures	$(313)
Payments on debt	(462)
Proceeds from borrowings	312
Dividends paid (including dividends of $3 to non-controlling interests)	(69)
Issuance of common stock	34
Repurchases of common stock	(18)

On September 20, 2012, we sold $300 million of 1.80 percent Senior Notes due September 25, 2017 (the “Notes”).  The Notes rank equally with our other senior unsecured debt.  Interest on the Notes is required to be paid semi-annually on March 25th and September 25th, beginning in March 2013.  We have the option to prepay the Notes at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  The net proceeds from the sale of the Notes of approximately $297 million were used to repay $205 million of borrowings under our previously existing $1 billion revolving credit facility (see discussion above) and for general corporate purposes.  We paid debt issuance costs of approximately $2 million relating to the Notes, which are being amortized to interest expense over the life of the Notes.

On December 14, 2012, our board of directors declared a quarterly cash dividend of $0.26 per share of common stock.  This dividend was paid on January 25, 2013 to stockholders of record at the close of business on December 31, 2012.

We currently anticipate that capital expenditures for 2013 will be in the range of $350 million to $400 million.

We currently expect that our future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing strategies for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are planned to be permanently reinvested.  Approximately $296 million of our cash and cash equivalents as of December 31, 2012 is held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At December 31, 2012, our accumulated other comprehensive loss account (“AOCI”) included $7 million of losses, net of tax of $4 million, related to these derivative instruments.  It is anticipated that approximately $3 million of these losses, net of tax of $2 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars (USD) and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At December 31, 2012, we had $268 million of foreign currency forward sales contracts and $167 million of foreign currency forward purchase contracts that hedged transactional exposures.  The fair value of these derivative instruments was approximately $5 million at December 31, 2012.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) from time to time to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At December 31, 2012, we did not have any T-Locks outstanding.

We have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $20 million at December 31, 2012 and is reflected in the Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At December 31, 2012, our accumulated other comprehensive loss account included $10 million of losses (net of tax of $6 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The table below summarizes our significant contractual obligations as of December 31, 2012.  Information included in the table is cross-referenced to the notes to the consolidated financial statements elsewhere in this report, as applicable.

(in millions)

		Payments due by period
Contractual Obligations	Note reference	Total	Less than 1 year	2 – 3 years	4 – 5 years	More than 5 years
Long-term debt	6	$1,700	$—	$350	$500	$850
Interest on long-term debt	6	764	75	150	133	406
Operating lease obligations	7	185	41	63	43	38
Pension and other postretirement obligations	9	223	28	5	6	184
Purchase obligations (a)		1,182	250	216	180	536

Total		$4,054	$394	$784	$862	$2,014

(a)         The purchase obligations relate principally to power supply agreements, including take or pay energy supply contracts, which help to provide us with an adequate power supply at certain of our facilities.

(b)         The above table does not reflect unrecognized income tax benefits of $37 million, the timing of which is uncertain. See Note 8 of the notes to the consolidated financial statements for additional information with respect to unrecognized income tax benefits.

On January 20, 2006, Ingredion Brasil Ingredientes Industriais Ltda. (“Ingredion Brazil”) entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”). Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at Ingredion Brazil’s Mogi Guacu plant.  This Agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement.  During the term of the Agreement, Ingredion Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to Ingredion Brazil, certain minimum quantities of natural gas that are specified in the Agreement.  The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement.  The price may vary based upon gas commodity cost and transportation costs, which are adjusted annually; the distribution margin which is set by the Brazilian Commission of Public Energy Services; and the fluctuation of exchange rates between the US dollar and the Brazilian real.  We estimate that the total minimum expenditures by Ingredion Brazil through the remaining term of the Agreement will be approximately $195 million based on current exchange rates as of December 31, 2012 and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement.  These amounts are included in the purchase obligations disclosed in the table above.  See also Note 10 of the notes to the consolidated financial statements for additional information.

We currently anticipate that in 2013 we will make cash contributions of $12 million and $14 million to our US and non-US pension plans, respectively.  See Note 9 of the notes to the consolidated financial statements for further information with respect to our pension and postretirement benefit plans.

Key Financial Performance Metrics

We use certain key financial metrics to monitor our progress towards achieving our long-term strategic business objectives.  These metrics relate to our return on capital employed, our financial leverage, and our management of working capital, each of which is tracked on an ongoing basis.  We assess whether we are achieving an adequate return on invested capital by measuring our “Return on Capital Employed” (“ROCE”) against our cost of capital.  We monitor our financial leverage by regularly reviewing our ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization (“Net Debt to Adjusted EBITDA”) and our “Net Debt to Capitalization” percentage to assure that we are properly financed.  We assess our level of working capital investment by evaluating our “Operating Working Capital as a percentage of Net Sales.”  We believe these metrics provide valuable managerial information to help us run our business and is useful to investors.

The metrics below include certain information (including Capital Employed, Adjusted Operating Income, Adjusted EBITDA, Net Debt, Adjusted Current Assets, Adjusted Current Liabilities and Operating Working Capital) that is not calculated in accordance with Generally Accepted Accounting Principles (“GAAP”).  Management uses non-GAAP financial measures internally for strategic decision making, forecasting future results and evaluating current performance.  By disclosing non-GAAP financial measures, management intends to provide a more meaningful, consistent comparison of our operating results and trends for the periods presented.  These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.  These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with generally accepted accounting principles.

Non-GAAP financial measures are not prepared in accordance with GAAP; therefore, the information is not necessarily comparable to other companies.  A reconciliation of non-GAAP historical financial measures to the most comparable GAAP measure is provided in the tables below.

Our calculations of these key financial metrics for 2012 with comparisons to the prior year are as follows:

Return on Capital Employed (dollars in millions)	2012	2011
Total equity *	$2,133	$2,001
Add:
Cumulative translation adjustment *	306	180
Share-based payments subject to redemption*	15	9
Total debt *	1,949	1,769
Less:
Cash and cash equivalents *	(401)	(302)
Capital employed * (a)	$4,002	$3,657

Operating income	$668	$671
Adjusted for:
NAFTA award	—	(58)
Gain from change in benefit plans	(5)	(30)
Gain from sale of land	(2)	—
Integration costs	4	31
Restructuring / impairment charges	36	10
Adjusted operating income	$701	$624
Income taxes (at effective tax rates of 30.4% in 2012 and 31.9% in 2011)**	(213)	(199)
Adjusted operating income, net of tax (b)	$488	$425

Return on Capital Employed (b÷a)	12.2%	11.6%

*                 Balance sheet amounts used in computing capital employed represent beginning of period balances.

**          The effective income tax rate for 2012 and 2011 exclude the impacts of impairment and restructuring charges, the reversal of the Korea deferred tax asset valuation allowance, integration costs, and the NAFTA award.   Including these charges, the Company’s effective income tax rate for 2012 and 2011 were 27.8 percent and 28.7 percent, respectively.  Listed below is a schedule that reconciles our effective income tax rates under US GAAP to the adjusted income tax rates.

	Income before Income Taxes (a)		Provision for Income Taxes (b)		Effective Income Tax Rate (b÷a)
(dollars in millions)	2012	2011	2012	2011	2012	2011
As reported	$601	$593	$167	$170	27.8%	28.7%
Add back (deduct):
NAFTA award	—	(58)	—	—
Integration costs	4	31	2	10
Reversal of Korea deferred tax asset valuation allowance	—	—	13	—
Restructuring/impairment charges	36	10	13	4
Adjusted-non-GAAP	$641	$576	$195	$184	30.4%	31.9%

Net Debt to Adjusted EBITDA ratio (dollars in millions)	2012	2011
Short-term debt	$76	$148
Long-term debt	1,724	1,801
Less: Cash and cash equivalents	(609)	(401)
Short-term investments	(19)	—
Total net debt (a)	$1,172	$1,548
Net income attributable to Ingredion	$428	$416
Add back (deduct):
NAFTA award	—	(58)
Gain from change in benefit plans	(5)	(30)
Gain from land sale	(2)	—
Integration costs	4	31
Restructuring / impairment charges (*)	25	—
Net income attributable to non-controlling interest	6	7
Provision for income taxes	167	170
Financing costs, net of interest income of $10 and $5, respectively	67	78
Depreciation and amortization	211	211
Adjusted EBITDA (b)	$901	$825
Net Debt to Adjusted EBITDA ratio (a ÷ b)	1.3	1.9

*Excludes depreciation related to North American manufacturing optimization plan.

Net Debt to Capitalization percentage (dollars in millions)	2012	2011
Short-term debt	$76	$148
Long-term debt	1,724	1,801
Less: Cash and cash equivalents	(609)	(401)
Short-term investments	(19)	—
Total net debt (a)	$1,172	$1,548
Deferred income tax liabilities	$160	$199
Share-based payments subject to redemption	19	15
Total equity	2,459	2,133
Total capital	$2,638	$2,347
Total net debt and capital (b)	$3,810	$3,895

Net Debt to Capitalization percentage (a÷b)	30.8%	39.7%

Operating Working Capital as a percentage of Net Sales (dollars in millions)	2012	2011
Current assets	$2,360	$2,102
Less: Cash and cash equivalents	(609)	(401)
Short-term investments	(19)	—
Deferred income tax assets	(65)	(71)
Adjusted current assets	$1,667	$1,630
Current liabilities	$933	$926
Less: Short-term debt	(76)	(148)
Deferred income tax liabilities	(2)	—
Adjusted current liabilities	$855	$778
Operating working capital (a)	$812	$852
Net sales (b)	$6,532	$6,219
Operating Working Capital as a percentage of Net Sales (a ÷ b)	12.4%	13.7%

Commentary on Key Financial Performance Metrics:

In accordance with our long-term objectives, we set certain goals relating to these key financial performance metrics that we strive to meet.  At December 31, 2012, we had achieved our established targets.  However, no assurance can be given that we will continue to meet our financial performance metric targets.  See Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”  The objectives set out below reflect our current aspirations in light of our present plans and existing circumstances.  We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our shareholders.

Return on Capital Employed — Our long-term goal is to achieve a Return on Capital Employed (ROCE) in excess of 8.5 percent.  In determining this performance metric, the negative cumulative translation adjustment is added back to total equity to calculate returns based on the Company’s original investment costs.  Our ROCE for 2012 grew to 12.2 percent from 11.6 percent in 2011, as our adjusted operating income growth more than offset a higher capital employed base.  Our effective income tax rate for 2012, excluding the impact of the reversal of the Korea deferred tax asset valuation allowance, restructuring charges and integration costs, was 30.4 percent, down from 31.9 percent in 2011, excluding the impact of the NAFTA award, integration costs and restructuring charges.

Net Debt to Adjusted EBITDA ratio — Our long-term objective is to maintain a ratio of net debt to adjusted EBITDA of less than 2.25.  Driven by our strong earnings growth, this ratio declined to 1.3 at December 31, 2012, from 1.9 at December 31, 2011.

Net Debt to Capitalization percentage — Our long-term goal is to maintain a Net Debt to Capitalization percentage in the range of 32 to 35 percent.  At December 31, 2012, our Net Debt to Capitalization percentage was 30.8 percent, down from 39.7 percent a year ago, primarily reflecting a 24 percent reduction in total net debt and a higher capital base driven by our earnings growth.

Operating Working Capital as a percentage of Net Sales — Our long-term goal is to maintain operating working capital in a range of 12 to 14 percent of our net sales.  At December 31, 2012, the metric was 12.4 percent, down from the 13.7 percent of a year ago.  The decrease in the metric reflects our sales growth and improved working capital position.

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

Long-lived Assets

We have substantial investments in property, plant and equipment and definite-lived intangible assets.  For property, plant and equipment, we recognize the cost of depreciable assets in operations over the estimated useful life of the assets and evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  For definite-lived intangible assets, we recognize the cost of these amortizable assets in operations over their estimated useful life and evaluate the recoverability of the assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

In assessing the recoverability of the carrying value of property, plant and equipment and definite-lived intangible assets, we may have to make projections regarding future cash flows.  In developing these projections, we make a variety of important assumptions and estimates that have a significant impact on our assessments of whether the carrying values of property, plant and equipment and definite-lived intangible assets should be adjusted to reflect impairment.  Among these are assumptions and estimates about the future growth and profitability of the related business unit, anticipated future economic, regulatory and political conditions in the business unit’s market, the appropriate discount rates relative to the risk profile of the unit or assets being evaluated and estimates of terminal or disposal values.

In 2012, we decided to restructure our business operations in Kenya and close our manufacturing plant in the country.  As part of that decision, we recorded a $20 million restructuring charge, which included fixed asset impairment charges of $6 million to write down the carrying amount of certain assets to their estimated fair values.

As part of our ongoing strategic optimization, in the third quarter of 2012, we decided to exit our investment in Shouguang Golden Far East Modified Starch Co., Ltd (“GFEMS”), a non wholly-owned consolidated subsidiary in China.  In conjunction with that decision, we recorded a $4 million impairment charge to reduce the carrying value of GFEMS to its estimated net realizable value.  We also recorded a $1 million charge for impaired assets in Colombia in the third quarter of 2012.

In addition, as part of a manufacturing optimization program developed in conjunction with the acquisition of National Starch to improve profitability, we completed a plan in October 2012 that will optimize our production capabilities at certain of our North American facilities.  As a result, we recorded restructuring charges to write-off certain equipment by the plan completion date.  For the year ended December 31, 2012, we recorded charges of $11 million of which $10 million represented accelerated depreciation on the equipment.

Through our continual assessment to optimize our operations, we address whether there is a need for additional consolidation of manufacturing facilities or to redeploy assets to areas where we can expect to achieve a higher return on our investment.  This review may result in the closing or selling of certain of our manufacturing facilities.  The closing or selling of any of the facilities could have a significant negative impact on the results of operations in the year that the closing or selling of a facility occurs.

Even though it was determined that there was no additional long-lived asset impairment as of December 31, 2012, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform tests of recoverability in the future.

Goodwill and Indefinite-Lived Intangible Assets

Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. We have identified several reporting units for which cash flows are determinable and to which goodwill may be allocated. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit. In addition, we have certain indefinite-lived intangible assets in the form of trade names and trademarks, the majority of which were acquired through the National Starch acquisition in 2010.  The carrying value of goodwill and indefinite-lived intangible assets at December 31, 2012 was $557 million and $132 million, respectively.

We perform our goodwill and indefinite-lived intangible asset impairment tests annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In performing our annual impairment test for goodwill as of October 1, management made certain estimates and judgments, including the identification of reporting units and determination of fair values for each reporting unit, which management estimates using both discounted cash flow analysis and an analysis of market multiples.  Significant assumptions used in the determination of fair value for each reporting unit include estimates for discount and long-term net sales growth rates, in addition to operating and capital expenditure requirements.  We considered significant changes in discount rates for each reporting unit based on current market interest rates and specific risk factors within each geographic region.  We also evaluated qualitative factors, such as legal, regulatory, or competitive forces, in estimating the impact to the fair value of each reporting unit noting no significant changes that would result in any reporting unit failing the Step One impairment test.  Changes in assumptions concerning projected results or other underlying assumptions could have a significant impact on the fair value of the reporting units in the future.  Based on the results of our assessment as of October 1, 2012, we concluded it was more likely than not that the fair value of all reporting units was greater than their carrying value.

In performing the qualitative annual impairment assessment for indefinite-lived intangible assets, we considered various factors in determining if it was more likely than not that the fair value of these indefinite-lived intangible assets was greater than their carrying value.  We evaluated net sales attributable to these intangible assets as compared to original projections and evaluated future projections of net sales related to these assets.  In addition, we considered market and industry conditions in the reporting units in which these intangible assets are allocated noting no significant changes that would result in a failed Step One.  Based on the results of this qualitative assessment as of October 1, 2012, we concluded that it was more likely than not that the fair value of these indefinite-lived intangible assets was greater than their carrying value.

Income Taxes

We use the asset and liability method of accounting for income taxes.  This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance when deferred tax assets are not more likely than not to be realized.  We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination.  Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.  At December 31, 2012, we maintain valuation allowances of $9 million against approximately $6 million of foreign operating loss carryforwards, $2 million of state loss carryforwards and $1 million of US capital loss carryforward that management has determined will more likely than not expire prior to realization.  During 2012, valuation allowances were reduced from $23 million to $9 million.  The December 31, 2011 valuation allowance on our Korean subsidiary of $15 million was reversed because we consider it more likely than not the net deferred tax assets are realizable.  In addition, we have impaired virtually all the assets of our Kenyan subsidiary and ceased conducting business in the ordinary course.  Because the net deferred tax assets no longer exist, the $3 million valuation allowance reported in December 31, 2011 has also been reversed.  The remaining $4 million of change consists of the capital loss and other immaterial amounts.

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

Retirement Benefits

We sponsor non-contributory defined benefit plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries.  We also provide healthcare and life insurance benefits for retired employees in the United States, Canada, and Brazil.  In order to measure the expense and obligations associated with these benefits, our management must make a variety of estimates and assumptions including discount rates, expected long-term rates of return, rate of compensation increases, employee turnover rates, retirement rates, mortality rates, and other factors.  We review our actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modify our assumptions based on current rates and trends when it is appropriate to do so.  The effects of modifications are recognized immediately on the balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss.  We believe the assumptions utilized in recording our obligations under our plans are reasonable and based on experience, market conditions, and input from our actuaries. We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans.  Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material.  Additionally, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required funding levels may have an unfavorable impact on future expense and cash flow.  Net periodic pension and postretirement benefit cost for all of our plans was $24 million in 2012 and $20 million in 2011.

We determine our assumption for the discount rate used to measure year-end pension and postretirement obligations based on high quality fixed income investments that match the duration of the expected benefit payments, which has been benchmarked using a long term, high quality AA corporate bond index.  The weighted average discount rate used to determine our obligations under US pension plans for December 31, 2012 and 2011 were 3.60 percent and 4.50 percent, respectively.  The weighted average discount rate used to determine our obligations under non-US pension plans for December 31, 2012 and 2011 were 4.85 percent and 5.68 percent, respectively.  The weighted average discount rate used to determine our obligations under our postretirement plans for December 31, 2012 and 2011 were 5.44 percent and 6.23 percent, respectively.

A one-percentage point decrease in the discount rates at December 31, 2012 would have increased the accumulated benefit obligation and projected benefit obligation by the following amounts (millions):

US Pension Plans

Accumulated benefit obligation	$38
Projected benefit obligation	$39

Non-US Pension Plans

Accumulated benefit obligation	$32
Projected benefit obligation	$42

Postretirement Plans

Accumulated benefit obligation	$13

The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of passively-managed equity index instruments, fixed income index securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations.  The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate.  We have assumed an expected long-term rate of return on assets of 7.25 percent for US plans and 6.50 percent for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US and Canadian equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from our independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices. We also maintain several funded pension plans in other international locations.  The expected returns on plan assets are determined based on each plan’s investment approach and asset allocations.

Health care cost trend rates are used in valuing our postretirement benefit obligations and are established based upon actual health care cost trends and consultation with actuaries and benefit providers.  At December 31, 2012, the health care trend rate assumption for the US, Canada and Brazil plans were 7.10 percent, 7.35 percent and 7.74 percent, respectively.

The sensitivities of service cost and interest cost and year-end benefit obligations to changes in health care trend rates for the postretirement benefit plans as of December 31, 2012 are as follows:

2012
One-percentage point increase in trend rates:
• Increase in service cost and interest cost components	$1 million
• Increase in year-end benefit obligations	$11 million

One-percentage point decrease in trend rates:
• Decrease in service cost and interest cost components	($1 million)
• Decrease in year-end benefit obligations	($9 million)

See also Note 9 of the notes to the consolidated financial statements for more information related to our benefit plans.

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This Update requires an entity to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The guidance in this Update is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods.  We are assessing the requirements of this Update and will comply with the guidance it contains in the first quarter of 2013.  We do not expect that the adoption of the guidance contained in this Update will have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This Update does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income for only amounts reclassified in their entirety in the same reporting period.  This guidance is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods.  We are assessing the requirements of this Update and will comply with the guidance it contains in the first quarter of 2013.  We do not expect that the adoption of the guidance contained in this Update will have a material impact on our Consolidated Financial Statements.

Forward Looking Statements

This Form 10-K contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  These statements include, among other things, any statements regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the starch processing industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see Item 1A-Risk Factors above and subsequent reports on Forms 10-Q or 8-K.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure. We are exposed to interest rate risk on our variable-rate debt and price risk on our fixed-rate date.  As of December 31, 2012, approximately 76 percent or $1.4 billion of our borrowings are fixed rate debt and the remaining 24 percent or approximately $0.4 billion of our debt is subject to changes in short-term rates, which could affect our interest costs.  We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential change in earnings, fair values and cash flows based on a hypothetical 1 percentage point change in interest rates at December 31, 2012. A hypothetical increase of 1 percentage point in the weighted average floating interest rate would increase our interest expense by approximately $4 million.  See also Note 6 of the notes to the consolidated financial statements entitled “Financing Arrangements” for further information.

At December 31, 2012 and 2011, the carrying and fair values of long-term debt were as follows:

	2012		2011
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes, due November 1, 2020	$399	$448	$399	$422
3.2% senior notes, due November 1, 2015	350	368	350	360
1.8% senior notes, due September 25, 2017	298	300	—	—
6.625% senior notes, due April 15, 2037	257	315	257	297
6.0% senior notes, due April 15, 2017	200	227	200	222
5.62% senior notes, due March 25, 2020	200	236	200	225
US revolving credit facility, due October 22, 2017	—	—	376	376
Fair value adjustment related to hedged fixed rate debt	20	20	19	19
Total long-term debt	$1,724	$1,914	$1,801	$1,921

A hypothetical change of 1 percentage point in interest rates would change the fair value of our fixed rate debt at December 31, 2012 by approximately $119 million.  Since we have no current plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt is not expected to have an affect on our consolidated financial statements.

In anticipation of our 2010 issuance of the $350 million 3.2 percent senior notes due November 1, 2015 (the “2015 Notes”) and the $400 million 4.625 percent senior notes due November 1, 2020 (the “2020 Notes”), we entered into T-Lock agreements with respect to $300 million of the 2015 Notes and $300 million of the 2020 Notes (the “T-Locks”).  The T-Locks were designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Locks were entered into and the time the debt was priced.  The T-Locks are accounted for as cash flow hedges.  The T-Locks were terminated on September 15, 2010 and we paid approximately $15 million, representing the losses on the T-Locks, to settle the agreements.  The losses are included in AOCI and are being amortized to financing costs over the terms of the 2015 and 2020 Notes.

On March 25, 2011, we entered into interest rate swap agreements that effectively convert the interest rate on our 2015 Notes to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $20 million at December 31, 2012 and is reflected in the Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

Raw Material and Energy Costs.  Our finished products are made primarily from corn.  In North America, we sell a large portion of finished products at firm prices established in supply contracts typically lasting for periods of up to one year.  In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures contracts, or take other hedging positions in the corn futures market.  These contracts typically mature within one year.  At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the futures contract price.  While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures we are hedging generally offset such fluctuations.  While the corn futures contracts or other hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material.  Outside of North America, sales of finished products under long-term, firm-priced supply contracts are not material.

Energy costs represent approximately 10 percent of our operating costs.  The primary use of energy is to create steam in the production process and to dry product.  We consume coal, natural gas, electricity, wood and fuel oil to generate energy.  The market prices for these commodities vary depending on supply and demand, world economies and other factors.  We purchase these commodities based on our anticipated usage and the future outlook for these costs.  We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.  We use derivative financial instruments, such as over-the-counter natural gas swaps, to hedge portions of our natural gas costs, primarily in our North American operations.

Our commodity price hedging instruments generally relate to contracted firm-priced business.  At December 31, 2012, we had outstanding futures and option contracts that hedged approximately 97 million bushels of forecasted corn purchases.  Also at December 31, 2012, we had outstanding swap and option contracts that hedged approximately 18 million mmbtu’s of forecasted natural gas purchases.  Based on our overall commodity hedge position at December 31, 2012, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive income of approximately $44 million, net of income tax benefit.  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currencies.  Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We selectively use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk.  Based on our overall foreign currency transactional exposure at December 31, 2012, a hypothetical 10 percent decline in the value of the USD would have resulted in a transactional foreign exchange gain of approximately $1 million.  At December 31, 2012, our accumulated other comprehensive loss account included in the equity section of our consolidated balance sheet includes a cumulative translation loss of $335 million.  The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.5 billion at December 31, 2012.  A hypothetical 10 percent decline in the value of the US dollar relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to other comprehensive income of approximately $170 million.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ingredion Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingredion Incorporated:

We have audited the accompanying consolidated balance sheets of Ingredion Incorporated and subsidiaries (formerly known as Corn Products International, Inc.) (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ingredion Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois

February 27, 2013

INGREDION INCORPORATED

Consolidated Statements of Income

Years Ended December 31, (in millions, except per share amounts)	2012	2011	2010
Net sales before shipping and handling costs	$6,868	$6,544	$4,632
Less — shipping and handling costs	336	325	265
Net sales	6,532	6,219	4,367
Cost of sales	5,294	5,093	3,643

Gross profit	1,238	1,126	724

Selling, general and administrative expenses	556	543	370
Other (income)-net	(22)	(98)	(10)
Restructuring/impairment charges	36	10	25
	570	455	385

Operating income	668	671	339

Financing costs-net	67	78	64

Income before income taxes	601	593	275
Provision for income taxes	167	170	99
Net income	434	423	176
Less: Net income attributable to non-controlling interests	6	7	7
Net income attributable to Ingredion	$428	$416	$169

Weighted average common shares outstanding:
Basic	76.5	76.4	75.6
Diluted	78.2	78.2	76.8

Earnings per common share of Ingredion:
Basic	$5.59	$5.44	$2.24
Diluted	5.47	5.32	2.20

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Statements of Comprehensive Income

Years ended December 31, (in millions)	2012	2011	2010
Net income	$434	$423	$176
Other comprehensive income:
Gains on cash flow hedges, net of income tax effect of $25, $19 and $12, respectively	43	29	20
Reclassification adjustment for (gains) losses on cash flow hedges included in net income, net of income tax effect of $15, $61 and $34, respectively	(25)	(105)	54
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $27, $4 and $4, respectively	(56)	(10)	(7)
Losses (gains) related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $2, $5 and $2, respectively	5	(11)	3
Currency translation adjustment	(29)	(126)	48
Comprehensive income	$372	$200	$294
Less: Comprehensive income attributable to non-controlling interests	6	7	7
Comprehensive income attributable to Ingredion	$366	$193	$287

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Balance Sheets

As of December 31, (in millions, except share and per share amounts)	2012	2011

Assets
Current assets
Cash and cash equivalents	$609	$401
Short-term investments	19	—
Accounts receivable — net	814	837
Inventories	834	769
Prepaid expenses	19	24
Deferred income tax assets	65	71
Total current assets	2,360	2,102
Property, plant and equipment, at cost
Land	175	172
Buildings	698	656
Machinery and equipment	4,035	3,882
	4,908	4,710
Less: accumulated depreciation	(2,715)	(2,554)
	2,193	2,156
Goodwill	557	562
Other intangible assets (less accumulated amortization of $35 and $20, respectively)	329	347
Deferred income tax assets	21	19
Investments	10	10
Other assets	122	121
Total assets	$5,592	$5,317

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$76	$148
Deferred income taxes	2	—
Accounts payable	590	529
Accrued liabilities	265	249
Total current liabilities	933	926

Non-current liabilities	297	243
Long-term debt	1,724	1,801
Deferred income taxes	160	199
Share-based payments subject to redemption	19	15

Ingredion stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 77,141,691 and 76,821,553 issued at December 31, 2012 and 2011, respectively	1	1
Additional paid-in capital	1,148	1,146
Less: Treasury stock (common stock; 109,768 and 938,666 shares at December 31, 2012 and 2011, respectively) at cost	(6)	(42)
Accumulated other comprehensive loss	(475)	(413)
Retained earnings	1,769	1,412
Total Ingredion stockholders’ equity	2,437	2,104
Non-controlling interests	22	29
Total equity	2,459	2,133
Total liabilities and equity	$5,592	$5,317

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Statements of Equity and Redeemable Equity

	Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Redeemable Common Stock	Share-based Payments Subject to Redemption
Balance, December 31, 2009	$1	$1, 082	$(13)	$(308)	$919	$23	$14	$8
Net income attributable to Ingredion					169
Net income attributable to non-controlling interests						7
Dividends declared					(42)	(3)
Gains on cash flow hedges, net of income tax effect of $12				20
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $34				54
Repurchases of common stock			(5)
Issuance of common stock on exercise of stock options		5	17
Stock option expense		6
Other share-based compensation		6						1
Excess tax benefit on share-based compensation		6
Currency translation adjustment				48
Expiration of put option		14					(14)
Actuarial loss on postretirement obligations, settlements and plan amendments, net of income tax of $4				(7)
Losses related to postretirement obligations reclassified to earnings, net of income tax of $2				3
Other						(1)
Balance, December 31, 2010	$1	$1, 119	$(1)	$(190)	$1,046	$26	$—	$9
Net income attributable to Ingredion					416
Net income attributable to non-controlling interests						7
Dividends declared					(50)	(4)
Gains on cash flow hedges, net of income tax effect of $19				29
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $61				(105)
Repurchases of common stock			(48)
Issuance of common stock on exercise of stock options		11	7
Stock option expense		6
Other share-based compensation		4						6
Excess tax benefit on share-based compensation		6
Currency translation adjustment				(126)
Actuarial loss on postretirement obligations, settlements and plan amendments, net of income tax of $4				(10)
Gains related to postretirement obligations reclassified to earnings, net of income tax of $5				(11)
Balance, December 31, 2011	$1	$1,146	$(42)	$(413)	$1,412	$29	$—	$15
Net income attributable to Ingredion					428
Net income attributable to non-controlling interests						6
Dividends declared					(71)	(4)
Gains on cash flow hedges, net of income tax effect of $25				43
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $15				(25)
Repurchases of common stock			(18)
Issuance of common stock on exercise of stock options		(13)	47
Stock option expense		7
Other share-based compensation		(3)	7					4
Excess tax benefit on share-based compensation		11
Currency translation adjustment				(29)
Sale of non-controlling interests						(7)
Actuarial loss on postretirement obligations, settlements and plan amendments, net of income tax of $27				(56)
Losses related to postretirement obligations reclassified to earnings, net of income tax of $2				5
Other						(2)
Balance, December 31, 2012	$1	$1, 148	$(6)	$(475)	$1,769	$22	$—	$19

See notes to the consolidated financial statements

INGREDION INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, (in millions)	2012	2011	2010
Cash provided by operating activities:
Net income	$434	$423	$176
Non-cash charges (credits) to net income:
Depreciation and amortization	211	211	155
Deferred income taxes	(3)	18	(30)
Write-off of impaired assets	24	—	19
Gain from change in benefit plans	(5)	(30)	—
Charge for fair value mark-up of acquired inventory	—	—	27
Bridge loan financing cost charge	—	—	20
Changes in working capital:
Accounts receivable and prepaid expenses	22	(134)	(45)
Inventories	(69)	(149)	(51)
Accounts payable and accrued liabilities	80	27	123
Decrease (increase) in margin accounts	—	(78)	18
Other	38	12	(18)
Cash provided by operating activities	732	300	394

Cash used for investing activities:
Capital expenditures	(313)	(263)	(159)
Short-term investment	(18)	—	—
Proceeds from disposal of plants and properties	9	3	3
Payments for acquisitions, net of cash acquired of $82 in 2010	—	(15)	(1,272)
Other	—	2	—
Cash used for investing activities	(322)	(273)	(1,428)

Cash provided by (used for) financing activities:
Payments on debt	(462)	(22)	(77)
Proceeds from borrowings	312	182	1,289
Bridge loan financing costs	—	—	(20)
Debt issuance costs	(5)	—	(15)
Dividends paid (including to non-controlling interests)	(69)	(50)	(45)
Repurchases of common stock	(18)	(48)	(5)
Issuance of common stock	34	18	22
Excess tax benefit on share-based compensation	11	6	6
Cash provided by (used for) financing activities	(197)	86	1,155

Effects of foreign exchange rate changes on cash	(5)	(14)	6

Increase in cash and cash equivalents	208	99	127

Cash and cash equivalents, beginning of period	401	302	175

Cash and cash equivalents, end of period	$609	$401	$302

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- Description of the Business

Ingredion Incorporated (formerly Corn Products International, Inc.) (“the Company”) was founded in 1906 and became an independent and public company as of December 31, 1997.  The Company manufactures and sells starches and sweeteners derived from the wet milling and processing of corn and other starch-based materials to a wide range of industries, both domestically and internationally.

NOTE 2- Summary of Significant Accounting Policies

Basis of presentation — The consolidated financial statements consist of the accounts of the Company, including all significant subsidiaries.  Intercompany accounts and transactions are eliminated in consolidation.

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the value of purchase consideration, valuation of accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, and pension and other postretirement benefits, among others.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Management will adjust such estimates and assumptions when facts and circumstances dictate.  Foreign currency devaluations, corn price volatility, access to difficult credit markets, and adverse changes in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in these estimates will be reflected in the financial statements in future periods.

Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in equity as a component of accumulated other comprehensive income (loss).  Income statement accounts are translated at the average exchange rate during the period.  For foreign subsidiaries where the US dollar is the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates.  The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency.  For 2012, 2011 and 2010, the Company incurred foreign currency transaction losses of less than $1 million, $2 million and $2 million, respectively.  The Company’s accumulated other comprehensive loss included in equity on the Consolidated Balance Sheets includes cumulative translation loss adjustments of $335 million and $306 million at December 31, 2012 and 2011, respectively.

Cash and cash equivalents — Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.

Inventories — Inventories are stated at the lower of cost or net realizable value.  Costs are determined using the first-in, first-out (FIFO) method.

Investments — Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method.  The Company’s wholly-owned Canadian subsidiary has an investment that is accounted for under the cost method.  The carrying value of this investment was $6 million at December 31, 2012 and 2011.  Investments that enable the Company to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received.  The Company did not have any investments accounted for under the equity method at December 31, 2012 or 2011.  The Company also has equity interests in the CME Group Inc., which it classifies as available for sale securities.  The investment is carried at fair value with unrealized gains and losses recorded to other comprehensive income.  The Company would recognize a loss on its investments when there is a loss in value of an investment that is other than temporary.  In 2011, the Company sold its investment in Smurfit-Stone Container Corporation which had been accounted for as an available for sale security and recorded a nominal gain.

Property, plant and equipment and depreciation — Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is generally computed on the straight-line method over the estimated useful lives of depreciable assets, which range from 10 to 50 years for buildings and from 3 to 25 years for all other assets.  Where permitted by law, accelerated depreciation methods are used for tax purposes.  The Company reviews the recoverability of the net book value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  If this review indicates that the carrying values will not be recovered, the carrying values would be reduced to fair value and an impairment loss would be recognized.  As required under accounting principles generally accepted in the United States, the impairment analysis for long-lived assets occurs before the goodwill impairment assessment described below.

Goodwill and other intangible assets — Goodwill ($557 million and $562 million at December 31, 2012 and 2011, respectively) represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.  The Company also has other intangible assets aggregating $329 million and $347 million at December 31, 2012 and 2011, respectively.  The carrying amount of goodwill by geographic segment at December 31, 2012 and 2011 was as follows:

(in millions)	North America	South America	Asia Pacific	EMEA	Total

Balance at December 31, 2010	$278	$107	$106	$81	$572
Translation	—	(6)	—	(4)	(10)
Balance at December 31, 2011	$278	$101	$106	$77	$562
Impairment charges	—	—	(2)	—	(2)
Translation	—	(6)	—	3	(3)
Balance at December 31, 2012	$278	$95	$104	$80	$557

Goodwill before impairment charges	$279	$101	$225	$77	$682
Accumulated impairment charges	(1)	—	(119)	—	(120)
Balance at December 31, 2011	$278	$101	$106	$77	$562

Goodwill before impairment charges	$279	$95	$225	$80	$679
Accumulated impairment charges	(1)	—	(121)	—	(122)
Balance at December 31, 2012	$278	$95	$104	$80	$557

The following table summarizes the Company’s other intangible assets for the periods presented:

	As of December 31, 2012				As of December 31, 2011
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Trademarks/tradenames	$132	—	$132	—	$137	—	$137	—
Customer relationships	143	(13)	130	25	141	(10)	131	25
Technology	83	(19)	64	10	83	(7)	76	10
Other	6	(3)	3	8	6	(3)	3	8
Total other intangible assets	$364	(35)	$329	19	$367	(20)	$347	19

The following table summarizes the Company’s amortization expense related to intangible assets for the periods presented:

	Year ended December 31,
(in millions)	2012	2011	2010
Amortization expense	$14	$14	$4

For definite-lived intangible assets, the Company recognizes the cost of such amortizable assets in operations over their estimated useful lives and evaluates the recoverability of the assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

Based on acquisitions completed through December 31, 2012, the Company expects intangible asset amortization expense for subsequent years to be approximately $14 million annually through 2017.

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise).  The Company has chosen to perform this annual impairment assessment as of October 1 of each year.  The Company has completed the required impairment assessments and determined there to be no impairment in the fourth quarter of 2012.

In testing goodwill for impairment, the Company first assesses qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then the Company does not perform the two-step impairment test.  If the Company concludes otherwise, then it performs the first step of the two-step impairment test as described in FASB ASC Topic 350.  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment assessment is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.  Based on the results of the qualitative assessment, the Company concluded that as of October 1, 2012, it was more likely than not that the fair value of these reporting units was greater than their carrying value.

The Company early adopted Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment for the October 1, 2012 impairment test.  The objective of the update was to simplify how entities test indefinite-lived intangible assets for impairment and improve the consistency of impairment testing guidance among long-lived asset categories.  This update provides the option to assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired.  After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount then it would not be required to compute the fair value of the indefinite-lived intangible asset.  In the event the qualitative assessment leads an entity to conclude otherwise then the entity would be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test in accordance with ASC subtopic 350-30.  In performing this qualitative analysis, the Company considered various factors including net sales derived from these intangibles and certain market and industry conditions.  Based on the results of this qualitative assessment, the Company concluded that as of October 1, 2012, it was more likely than not that the fair value of these indefinite-lived intangible assets was greater than their carrying value.

Revenue recognition — The Company recognizes operating revenues at the time title to the goods and all risks of ownership transfer to the customer.  This transfer is considered complete when a sales agreement is in place, delivery has occurred, pricing is fixed or determinable and collection is reasonably assured.  In the case of consigned inventories, the title passes and the transfer of ownership risk occurs when the goods are used by the customer.  Taxes assessed by governmental authorities and collected from customers are accounted for on a net basis and excluded from revenues.

Hedging instruments — The Company uses derivative financial instruments principally to offset exposure to market risks arising from changes in commodity prices, foreign currency exchange rates and interest rates.  Derivative financial instruments used by the Company consist of commodity futures and option contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  The Company enters into futures and option contracts, which are designated as hedges of specific volumes of commodities (corn and natural gas) that will be purchased in a future month.  These derivative financial instruments are recognized in the Consolidated Balance Sheets at fair value.  The Company has also entered into interest rate swap agreements that effectively convert the interest rate on certain fixed rate debt to a variable interest rate and, on certain variable rate debt, to a fixed interest rate.  The Company periodically enters into treasury lock agreements to lock the benchmark rate for an anticipated fixed rate borrowing.  See also Note 5 and Note 6 of the notes to the consolidated financial statements for additional information.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows or fair value of the hedged item, the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative on the Consolidated Balance Sheet at its fair value, and gains and losses that were included in AOCI are recognized in earnings.

Stock-based compensation — The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees.  Compensation expense is recognized in the Consolidated Statement of Income for the Company’s stock-based employee compensation plan.  The plan is more fully described in Note 12.

Earnings per common share — Basic earnings per common share is computed by dividing net income attributable to Ingredion by the weighted average number of shares outstanding, which totaled 76.5 million for 2012, 76.4 million for 2011 and 75.6 million for 2010.  Diluted earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options and other instruments associated with long-term incentive compensation plans.  The weighted average number of shares outstanding for diluted EPS calculations was 78.2 million, 78.2 million and 76.8 million for 2012, 2011 and 2010, respectively.  In 2012, 2011 and 2010, options to purchase approximately 0.9 million, 0.4 million and 1.4 million shares of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.

Risks and uncertainties — The Company operates domestically and internationally.  In each country, the business and assets are subject to varying degrees of risk and uncertainty. The Company insures its business and assets in each country against insurable risks in a manner that it deems appropriate.  Because of this geographic dispersion, the Company believes that a loss from non-insurable events in any one country would not have a material adverse effect on the Company’s operations as a whole.  Additionally, the Company believes there is no significant concentration of risk with any single customer or supplier whose failure or non-performance would materially affect the Company’s results.

Recently adopted accounting standards — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income.  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting with respect to comprehensive income.  This Update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, this Update requires an entity to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from AOCI to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB deferred the effective date for those changes required in this Update relating to the presentation of reclassification adjustments.  Except for the presentation of reclassification adjustments, this Update was effective for interim and annual periods beginning after December 15, 2011.  The Company has changed its presentation of Comprehensive Income to immediately follow the Consolidated Statement of Income.  The implementation of the guidance contained in this Update did not have a material impact on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment.  The objective of this Update is to simplify how entities test goodwill for impairment.  This Update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test as described in FASB ASC Topic 350.  Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period.  The guidance in this Update was effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company performed its annual goodwill impairment testing in the fourth quarter of 2011 and early adopted the provisions of this Update.  The implementation of the guidance contained in this Update did not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan.  This Update requires additional disclosures regarding the significant multiemployer plans in which an employer participates, the level of an employer’s participation including contributions made, and whether the contributions made represent more than five percent of the total contributions made to the plan by all contributing employers.  The expanded disclosures also address the financial health of significant multiemployer plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan.  This Update was effective for annual periods for fiscal years ended after December 15, 2011, with early adoption permitted.  The disclosures required by this Update are provided in Note 9.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  The objective of this Update is to simplify how entities test indefinite-lived intangible assets for impairment and improve the consistency of impairment testing guidance among long-lived asset categories.   This Update provides an entity with the option to assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.  After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount then it would not be required to compute the fair value of the indefinite-lived intangible asset.  In the event the qualitative assessment leads an entity to conclude otherwise then the entity would be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test in accordance with ASC subtopic 350-30.  The guidance in this Update is effective for the Company for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company early adopted the provisions of this Update in the fourth quarter of 2012.  The implementation of the guidance contained in this Update did not have an impact on the Company’s consolidated financial statements.

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

The acquisition provided the Company with a broader portfolio of products, enhanced geographic reach, and the ability to offer customers a broad range of value-added ingredient solutions for a variety of their evolving needs.   National Starch had sales of $1.2 billion in 2009 and provided the Company with, among other things, 11 additional manufacturing facilities in 8 countries, across 5 continents.  The acquisition also provided additional sales and technical offices around the world.  With the acquisition, the Company now operates 36 manufacturing facilities in 14 countries; has sales offices in 29 countries, and has research and ingredient development centers in key global markets.

Pro forma financial information:

Selected unaudited pro forma results of operations for the year ended December 31, 2010, assuming the National Starch acquisition occurred as of January 1, 2009, are presented below:

(in millions, except per share)	2010
Net sales	$5,323
Net income attributable to Ingredion	283
Pro forma earnings per common share of Ingredion:
Basic	$3.74
Diluted	$3.68

For the nine months ended September 30, 2010, the National Starch financial statements excluded the effects of financing and taxes since Akzo Nobel, its previous parent company, used a centralized approach for cash management and to finance its global operations, as well as to manage its global tax position.  A 33 percent tax rate was used to tax effect pro forma adjustments.

NOTE 4 — Restructuring and Asset Impairment Charges

In the second quarter of 2012, the Company decided to restructure its business operations in Kenya and close its manufacturing plant in the country.  As part of that decision, the Company recorded $20 million of restructuring charges to its Statement of Income consisting of an $8 million charge to realize the cumulative translation adjustment associated with the Kenyan operations, a $6 million fixed asset impairment charge, a $2 million charge to reduce certain working capital balances to net realizable value based on the announced closure, $2 million of costs primarily consisting of severance pay related to the termination of the majority of its employees in Kenya and $2 million of additional charges related to this restructuring.

As part of the Company’s ongoing strategic optimization, in the third quarter of 2012, the Company decided to exit its investment in Shouguang Golden Far East Modified Starch Co., Ltd (“GFEMS”), a non wholly-owned consolidated subsidiary in China.  In conjunction with that decision, the Company recorded a $4 million impairment charge to reduce the carrying value of GFEMS to its estimated net realizable value.  The Company also recorded a $1 million charge for impaired assets in Colombia in the third quarter of 2012.  The Company sold its interest in GFEMS in the fourth quarter of 2012 for $3 million in cash, which approximated the carrying value of the investment in GFEMS following the aforementioned impairment charge.

Additionally, as part of a manufacturing optimization program developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 the Company committed to a plan to optimize its production capabilities at certain of its North American facilities.  The plan was completed in October 2012.  As a result, the Company recorded restructuring charges to write-off certain equipment by the plan completion date.  These charges totaled $11 million and $10 million in 2012 and 2011, respectively, of which $10 million and $8 million represented accelerated depreciation on the equipment.  The equipment has been completely written off.

On February 27, 2010, a devastating earthquake occurred off the coast of Chile.  The Company’s plant in Llay-Llay, Chile suffered damage, including damage to the waste-water treatment facility, corn silos, water tanks and warehousing.  There was also structural damage to the buildings.  A structural engineering study was completed during the quarter ended June 30, 2010.  Based on the results of the study and other factors, the Company determined that the carrying amount of a significant portion of the plant and equipment exceeded its fair value and therefore, these assets were impaired.  As a result, the Company recorded a $24 million charge for impaired assets and employee severance and related benefit costs associated with the termination of employees in Chile in its 2010 Statement of Income.  As of December 31, 2010, the employee terminations were completed and the restructuring accrual was fully utilized. Shipments to customers in Chile are being fulfilled from the Company’s plants in Argentina, Brazil and Mexico.  In December 2012, the Company sold the land for approximately $2 million in cash.

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

To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Consolidated Balance Sheets as part of AOCI.  These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas impacts earnings or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash flow hedges are not significant.

At December 31, 2012, AOCI included $7 million of losses, net of tax of $4 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges, of which $3 million, net of tax of $2 million, are expected to be recognized in earnings within the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory that includes previously hedged purchases of corn and natural gas.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Cash flow hedges discontinued during 2012 were not material.

Interest rate hedging:  The Company assesses its exposure to variability in interest rates by identifying and monitoring changes in interest rates that may adversely impact future cash flows and the fair value of existing debt instruments, and by evaluating hedging opportunities.  The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding and forecasted debt obligations as well as the Company’s offsetting hedge positions.  The risk management control systems involve the use of analytical techniques, including sensitivity analysis, to estimate the expected impact of changes in interest rates on future cash flows and the fair value of the Company’s outstanding and forecasted debt instruments.

Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company periodically enters into T-Locks to fix the benchmark component of the interest rate to be established for certain planned fixed-rate debt issuances (see also Note 6).  The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash-flow hedges.  Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt.  The net gain or loss recognized in earnings during 2012, 2011 and 2010, representing the amount of the Company’s hedges’ ineffectiveness, was not significant.  The Company has also, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed-rate debt to a variable rate.  These swaps called for the Company to receive interest at a fixed rate and to pay interest at a variable rate, thereby creating the equivalent of variable-rate debt.  The Company designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized in earnings.  The Company did not have any T-Locks outstanding at December 31, 2012 or 2011.

On March 25, 2011, the Company entered into interest rate swap agreements that effectively convert the interest rate on the Company’s 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $20 million at December 31, 2012 and is reflected in the Consolidated Balance Sheet within non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

In connection with the acquisition of National Starch, on September 17, 2010, the Company issued and sold $900 million aggregate principal amount of senior unsecured notes (the “Notes”).  The Notes consist of $350 million aggregate principal amount of 3.2 percent notes due November 1, 2015 (the “2015 Notes”), $400 million aggregate principal amount of 4.625 percent notes due November 1, 2020 (the “2020 Notes”), and $150 million aggregate principal amount of 6.625 percent notes due April 15, 2037.  See Note 6 for additional information regarding the Notes.  In anticipation of the issuance these long-term fixed-rate Notes, the Company entered into T-Lock agreements with respect to $300 million of the 2015 Notes and $300 million of the 2020 Notes.  These T-Lock agreements were designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Locks were entered into and the time the debt was priced and are accounted for as cash flow hedges.  The T-Locks were terminated on September 15, 2010 and the Company paid approximately $15 million, representing the losses on the T-Locks, to settle the agreements.  The losses are included in AOCI and are being amortized to financing costs over the terms of the 2015 and 2020 Notes.

At December 31, 2012, AOCI included $10 million of losses, net of tax of $6 million, related to T-Locks, of which $2 million, net of tax of $1 million, are expected to be recognized in earnings within the next twelve months.  Cash flow hedges discontinued during 2012 were not material.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  At December 31, 2012, the Company had $268 million of foreign currency forward sales contracts and $167 million of foreign currency forward purchase contracts that hedged transactional exposures.  At December 31, 2011, the Company had $287 million of foreign currency forward sales contracts and $163 million of foreign currency forward purchase contracts that hedged transactional exposures.  The fair value of these derivative instruments was approximately $5 million and $1 million at December 31, 2012 and 2011, respectively.

By using derivative financial instruments to hedge exposures, the Company exposes itself to credit risk and market risk.  Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.  The Company minimizes the credit risk in derivative instruments by entering into over-the-counter transactions only with investment grade counterparties or by utilizing exchange-traded derivatives. Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices, interest rates or foreign exchange rates.  The market risk associated with commodity-price, interest rate, or foreign exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At December 31, 2012	At December 31, 2011	Balance Sheet Location	At December 31, 2012	At December 31, 2011

Commodity and foreign currency contracts	Accounts receivable-net	$5	$14	Accounts payable and accrued liabilities	$34	$34

Commodity contracts				Non-current liabilities	6	11
Total		$5	$14		$40	$45

At December 31, 2012, the Company had outstanding futures and option contracts that hedged approximately 97 million bushels of forecasted corn purchases.  Also at December 31, 2012, the Company had outstanding swap and option contracts that hedged approximately 18 million mmbtu’s of forecasted natural gas purchases.

Additional information relating to the Company’s derivative instruments is presented below (in millions):

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives			Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Reclassified from AOCI into Income	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Commodity and foreign currency contracts	$68	$48	$47	Cost of Sales	$43	$169	$(87)

Interest rate contracts	—	—	(15)	Financing costs, net	(3)	(3)	(1)

Total	$68	$48	$32		$40	$166	$(88)

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of December 31, 2012				As of December 31, 2011
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—	$2	$2	$—	$—
Derivative assets	25	5	20	—	33	14	19	—
Derivative liabilities	45	24	21	—	46	16	30	—
Long-term debt	1,914	—	1,914	—	1,921	—	1,921	—

Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument.  Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.   Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  Presented below are the carrying amounts and the fair values of the Company’s long-term debt at December 31, 2012 and 2011.

	2012		2011
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes, due November 1, 2020	$399	$448	$399	$422
3.2% senior notes, due November 1, 2015	350	368	350	360
1.8% senior notes, due September 25, 2017	298	300	—	—
6.625% senior notes, due April 15, 2037	257	315	257	297
6.0% senior notes, due April 15, 2017	200	227	200	222
5.62% senior notes due March 25, 2020	200	236	200	225
US revolving credit facility, due October 22, 2017	—	—	376	376
Fair value adjustment related to hedged fixed rate debt	20	20	19	19
Total long-term debt	$1,724	$1,914	$1,801	$1,921

NOTE 6 — Financing Arrangements

The Company had total debt outstanding of $1.80 billion and $1.95 billion at December 31, 2012 and 2011, respectively. Short-term borrowings at December 31, 2012 and 2011 consist primarily of amounts outstanding under various unsecured local country operating lines of credit.

Short-term borrowings consist of the following at December 31:

(in millions)	2012	2011
Short-term borrowings in various currencies (at rates ranging from
1% to 7% for 2012 and 2% to 24% for 2011)	$76	$148

On October 22, 2012, the Company entered into a new five-year, senior unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that replaced our previously existing $1 billion senior unsecured revolving credit facility that was set to expire in June 2014.  The Company paid fees of approximately $3 million relating to the new credit facility, which are being amortized to financing costs over the term of the facility.

Subject to certain terms and conditions, the Company may increase the amount of the revolving facility under the Revolving Credit Agreement by up to $250 million in the aggregate.  All committed pro rata borrowings under the revolving facility will bear interest at a variable annual rate based on the LIBOR or prime rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin based on the Company’s leverage ratio (as reported in the financial statements delivered pursuant to the Revolving Credit Agreement).

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

The Company had no borrowings outstanding under its $1 billion revolving credit facility at December 31, 2012.  In addition to borrowing availability under its Revolving Credit Agreement, the Company has approximately $503 million of unused operating lines of credit in the various foreign countries in which it operates.

On September 20, 2012, the Company issued 1.80 percent Senior Notes due September 25, 2017 in an aggregate principal amount of $300 million.  These notes rank equally with the Company’s other senior unsecured debt.  Interest on the notes is required to be paid semi-annually on March 25th and September 25th, beginning in March 2013.  The notes are subject to optional prepayment by the Company at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  The net proceeds from the sale of the notes of approximately $297 million were used to repay $205 million of borrowings under the Company’s previously existing $1 billion revolving credit facility and for general corporate purposes.  The Company paid debt issuance costs of approximately $2 million relating to the notes, which are being amortized to financing costs over the life of the notes.

Long-term debt consists of the following at December 31:

(in millions)	2012	2011
4.625% senior notes, due November 1, 2020, net of discount of $1	$399	$399
3.2% senior notes, due November 1, 2015	350	350
1.8% senior notes, due September 25, 2017, net of discount of $2	298	—
6.625% senior notes, due April 15, 2037, net of premium of $8 and discount of $1	257	257
6.0% senior notes, due April 15, 2017	200	200
5.62% senior notes, due March 25, 2020	200	200
US revolving credit facility, due October 22, 2017 (at LIBOR indexed floating rate)	—	376
Fair value adjustment related to hedged fixed rate debt instrument	20	19
Total	$1,724	$1,801
Less: current maturities	—	—
Long-term debt	$1,724	$1,801

The Company’s long-term debt matures as follows: $350 million in 2015, $500 million in 2017, $600 million in 2020 and $250 million in 2037.

Ingredion Incorporated guarantees certain obligations of its consolidated subsidiaries.  The amount of the obligations guaranteed aggregated $57 million and $77 million at December 31, 2012 and 2011, respectively.

NOTE 7 - Leases

The Company leases rail cars, certain machinery and equipment, and office space under various operating leases.  Rental expense under operating leases was $45 million, $44 million and $33 million in 2012, 2011 and 2010, respectively.  Minimum lease payments due on non-cancellable leases existing at December 31, 2012 are shown below:

(in millions)
Year	Minimum Lease Payments
2013	$41
2014	34
2015	29
2016	25
2017	18
Balance thereafter	38

NOTE 8 - Income Taxes

The components of income before income taxes and the provision for income taxes are shown below:

(in millions)	2012	2011	2010
Income (loss) before income taxes:
United States	$91	$158	$(26)
Foreign	510	435	301
Total	$601	$593	$275
Provision for income taxes:
Current tax expense
US federal	$3	$9	$(4)
State and local	1	2	2
Foreign	166	141	131
Total current	$170	$152	$129
Deferred tax expense (benefit)
US federal	$(5)	$10	$(8)
State and local	2	3	(1)
Foreign	—	5	(21)
Total deferred	$(3)	$18	$(30)
Total provision for income taxes	$167	$170	$99

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities.  Significant temporary differences at December 31, 2012 and 2011 are summarized as follows:

(in millions)	2012	2011
Deferred tax assets attributable to:
Employee benefit accruals	$19	$17
Pensions and postretirement medical	65	42
Hedging/derivative contracts	10	19
Net operating loss carryforwards	23	29
Foreign tax credit carryforwards	24	29
Other	53	37
Gross deferred tax assets	$194	$173
Valuation allowance	(9)	(23)
Net deferred tax assets	$185	$150
Deferred tax liabilities attributable to:
Property, plant and equipment	$202	$191
Identified intangibles	59	68
Total deferred tax liabilities	$261	$259
Net deferred tax liabilities	$76	$109

Of the $23 million of tax effected net operating loss carryforwards at December 31, 2012, approximately $16 million are in Korea, and will expire in 2019 through 2021, if unused.  The Company anticipates full utilization of the Korean carryforward.  The tax value of the foreign tax credit carryforwards of $24 million at December 31,

2012 are scheduled to expire in 2014 through 2022.  The Company anticipates full utilization of the foreign tax credits before any expiration.

Income tax accounting requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, tax carryovers and projected future taxable income.  At December 31, 2012, the Company maintains valuation allowances of $9 million against approximately $6 million of foreign operating loss carryforwards, $2 million of state loss carryforwards and $1 million of US capital loss carryforward that management has determined will more likely than not expire prior to realization.  The valuation allowance with respect to certain foreign net operating losses and net deferred tax assets decreased to approximately $6 million at December 31, 2012, from $23 million at December 31, 2011. The Company released the $15 million valuation allowance ($13 million discrete in the second quarter of 2012) on the net deferred tax assets of Korea during 2012.  The Korean 36-month cumulative pretax income balance turned positive in 2012, and management has evaluated the realizability of the net deferred tax assets using all of the available evidence, both positive and negative, and concluded that it is more likely than not that the Korean deferred tax asset will be realized.  Also, during 2012 the Company recognized an impairment charge for virtually all of the assets of its Kenyan subsidiary and ceased to conduct business in the ordinary course.  Given the full asset impairment and no expectation of future utilization, the $3 million of net deferred tax assets and related $3 million of valuation allowance at December 31, 2011, have been extinguished during 2012.

A reconciliation of the US federal statutory tax rate to the Company’s effective tax rate follows:

	2012	2011	2010
Provision for tax at US statutory rate	35.00%	35.00%	35.00%
Tax rate difference on foreign income	(3.86)	(3.62)	.31
State and local taxes — net	.79	.58	.15
Change in valuation allowance — foreign tax credits	—	(.62)	(2.26)
Reversal of Korea valuation allowance	(2.52)	—	—
Reversal of Chile valuation allowance	(.06)	(.09)	2.13
Non-deductible National Starch acquisition costs	.04	.04	1.22
NAFTA Award	—	(3.45)	—
Other items — net	(1.61)	.83	(.46)
Provision at effective tax rate	27.78%	28.67%	36.09%

Provisions are made for estimated US and foreign income taxes, less credits that may be available, on distributions from foreign subsidiaries to the extent dividends are anticipated.  No provision has been made for income taxes on approximately $1.585 billion of undistributed earnings of foreign subsidiaries at December 31, 2012, as such amounts are considered permanently reinvested.  It is not practicable to estimate the additional income taxes, including applicable withholding taxes and credits that would be due upon the repatriation of these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for 2012 and 2011 is as follows:

(in millions)	2012	2011
Balance at January 1	$35	$29
Additions for tax positions related to prior years	3	9
Reductions for tax positions related to prior years	—	(1)
Additions based on tax positions related to the current year	6	4
Reductions related to a lapse in the statute of limitations	(7)	(6)
Balance at December 31	$37	$35

Of the $37 million at December 31, 2012, $26 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods.  The remaining $11 million represents foreign tax credit carryforwards that would be created as part of the Canada and US audit process described below.

The Company accounts for interest and penalties related to income tax matters in income tax expense.  The Company has accrued $2 million of interest expense (net of $4 million interest income) and $1 million of penalties related to the unrecognized tax benefits as of December 31, 2012.  The accrued interest expense was $4 million (net of $3 million interest income) and $1 million of penalties as of December 31, 2011.

The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions.  The US federal tax returns are subject to audit for the years 2009 to 2012.  The Company remains subject to potential examination in Canada, Argentina and Germany for the years 2005 to 2012, and in Brazil, Mexico and Pakistan for the years 2007 to 2012.  The statute of limitations is generally open for similar periods in various other non-US jurisdictions.

In 2008 and 2007, the Company made deposits of approximately $13 million and $17 million, respectively, to the Canadian tax authorities relating to an ongoing audit examination.  The Company did not make any additional deposits relating to this ongoing audit examination in 2012.  The Company has settled $2 million of the claims and is in the process of pursuing relief from double taxation under the US and Canadian tax treaty for the remaining items raised in the audit.  As a result, the US and Canadian tax returns are subject to adjustment from 2000 and forward for the specific issues being contested.  The Company believes that it has adequately provided for the most likely outcome of the settlement process.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2012.  The Company has classified $7 million of the unrecognized tax benefits as short term because they are expected to be resolved within the next twelve months.

NOTE 9 — Benefit Plans

The Company and its subsidiaries sponsor noncontributory defined benefit pension plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries. Plans for most salaried employees provide pay-related benefits based on years of service. Plans for hourly employees generally provide benefits based on flat dollar amounts and years of service. The Company’s general funding policy is to make contributions to the plans in amounts that comply with minimum funding requirements and are within the limits of deductibility under current tax regulations. Certain foreign countries allow income tax deductions without regard to contribution levels, and the Company’s policy in those countries is to make contributions required by the terms of the applicable plan.

Domestic salaried employees are covered by a defined benefit “cash balance” pension plan, which provides benefits based on service credits to the participating employees’ accounts of between 3 percent and 10 percent of base salary, bonus and overtime.

Included in the Company’s pension obligation are nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

The Company also provides healthcare and/or life insurance benefits for retired employees in the United States, Canada and Brazil.  Healthcare benefits for retirees outside of the United States, Canada, and Brazil are generally covered through local government plans.  US salaried employees are provided with access to postretirement medical insurance through retirement healthcare spending accounts. US salaried employees accrue an account during employment, which can be used after employment to purchase postretirement medical insurance from the Company, and Medigap or through Medicare HMO policies after age 65. The accounts are credited with a flat dollar amount and indexed for inflation annually during employment. The accounts also accrue interest credits using a rate equal to a specified amount above the yield on five-year US Treasury notes. Employees can use the amounts accumulated in these accounts, including credited interest, to purchase postretirement medical insurance. Employees become eligible for benefits when they meet minimum age and service requirements. The Company recognizes the cost of these postretirement benefits by accruing a flat dollar amount on an annual basis for each domestic salaried employee.

Pension Obligation and Funded Status — The changes in pension benefit obligations and plan assets during 2012 and 2011, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2012 and 2011, were as follows:

	US Plans		Non-US Plans
(in millions)	2012	2011	2012	2011
Benefit obligation
At January 1	$271	$244	$216	$205
Service cost	7	7	8	5
Interest cost	12	13	13	15
Benefits paid	(15)	(13)	(12)	(11)
Actuarial loss	48	19	34	12
Business combinations / transfers	—	—	12	8
Plan amendment	—	1	—	—
Curtailment / settlement	—	—	(4)	(11)
Foreign currency translation	—	—	5	(7)
Benefit obligation at December 31	$323	$271	$272	$216
Fair value of plan assets
At January 1	$222	$204	$156	$157
Actual return on plan assets	27	14	12	8
Employer contributions	23	17	15	15
Benefits paid	(15)	(13)	(12)	(11)
Settlements	—	—	—	(11)
Business combinations / transfers	—	—	15	3
Foreign currency translation	—	—	3	(5)
Fair value of plan assets at December 31	$257	$222	$189	$156
Funded status	$(66)	$(49)	$(83)	$(60)

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2012 and 2011 were as follows:

	US Plans		Non-US Plans
(in millions)	2012	2011	2012	2011
Noncurrent asset	$—	$—	$1	$1
Current liabilities	(1)	—	(3)	(2)
Noncurrent liabilities	(65)	(49)	(81)	(59)
Net liability recognized	$(66)	$(49)	$(83)	$(60)

Amounts recognized in accumulated other comprehensive loss, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2012 and 2011 were as follows:

	US Plans		Non-US Plans
(in millions)	2012	2011	2012	2011
Net actuarial loss	$67	$32	$92	$65
Prior service cost	—	—	—	(1)
Transition obligation	—	—	2	3
Net amount recognized	$67	$32	$94	$67

The increase in net amount recognized in accumulated comprehensive loss at December 31, 2012 as compared to December 31, 2011, is largely due to a decrease in discount rates used to measure the Company’s obligation under our pension plans, slightly offset by higher than expected returns on plan assets for most plans.

The accumulated benefit obligation for all defined benefit pension plans was $548 million and $447 million at December 31, 2012 and December 31, 2011, respectively.

Information about plan obligations and assets for plans with an accumulated benefit obligation in excess of plan assets is as follows:

	US Plans		Non-US Plans
(in millions)	2012	2011	2012	2011
Projected benefit obligation	$323	$271	$262	$102
Accumulated benefit obligation	314	265	227	85
Fair value of plan assets	257	222	178	51

Components of net periodic benefit cost consist of the following for the years ended December 31, 2012, 2011 and 2010:

	US Plans			Non-US Plans
(in millions)	2012	2011	2010	2012	2011	2010
Service cost	$7	$7	$5	$8	$5	$3
Interest cost	12	13	7	13	15	10
Expected return on plan assets	(16)	(15)	(7)	(13)	(11)	(10)
Amortization of actuarial loss	1	1	1	4	2	1
Amortization of transition obligation	—	—	—	1	1	—
Settlement/Curtailment	—	2	—	1	—	—
Net periodic benefit cost	$4	$8	$6	$14	$12	$4

For the US plans, the Company estimates that net periodic benefit cost for 2013 will include approximately $2 million relating to the amortization of its accumulated actuarial loss included in accumulated other comprehensive loss at December 31, 2012.

For the non-US plans, the Company estimates that net periodic benefit cost for 2013 will include approximately $5 million relating to the amortization of its accumulated actuarial loss and $0.3 million relating to the amortization of transition obligation included in accumulated other comprehensive loss at December 31, 2012.

Actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets are recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees for active defined benefit pension plans and over the average remaining life of a plan’s active employees for frozen defined benefit pension plans.

Total amounts recorded in other comprehensive loss and net periodic benefit cost during 2012 was as follows:

(in millions)	US Plans	Non-US Plans
Net actuarial loss	$36	$29
Amortization of actuarial loss	(1)	(4)
Amortization of transition obligation	—	(1)
Foreign currency translation	—	3
Total recorded in other comprehensive loss	35	27
Net periodic benefit cost	4	14
Total recorded in other comprehensive loss and net periodic benefit cost	$39	$41

The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	US Plans		Non-US Plans
	2012	2011	2012	2011
Discount rate	3.60%	4.50%	4.85%	5.68%
Rate of compensation increase	4.19%	4.19%	4.35%	4.51%

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

	US Plans			Non-US Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.50%	5.35%	5.85%	5.68%	5.73%	7.24%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	6.81%	6.73%	7.37%
Rate of compensation increase	4.19%	2.75%	2.75%	4.51%	3.79%	4.12%

The Company has assumed an expected long-term rate of return on assets of 7.25 percent for US plans and 6.50 percent for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US and Canadian equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent actuaries and investment consultants, and historical trends in long-term inflation rates.  Projected return estimates made by such consultants are based upon broad equity and bond indices.

The discount rate reflects a rate of return on high quality fixed income investments that match the duration of the expected benefit payments. The Company has typically used returns on long-term, high quality corporate AA bonds as a benchmark in establishing this assumption.

Plan Assets — The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of equity instruments, fixed income securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. For US pension plans, the weighted average target range allocation of assets was 38-72 percent in equities, 31-58 percent in fixed income and 1-3 percent in cash and other short-term investments. The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate.

The Company’s weighted average asset allocation as of December 31, 2012 and 2011 for US and non-US pension plan assets is as follows:

	US Plans		Non-US Plans
Asset Category	2012	2011	2012	2011
Equity securities	61%	53%	42%	46%
Debt securities	38%	45%	47%	46%
Cash and other	1%	2%	11%	8%
Total	100%	100%	100%	100%

The fair values of the Company’s plan assets at December 31, 2012, by asset category and level are as follows:

Asset Category

	Fair Value Measurements at December 31, 2012
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Plans:
Equity index:
US (a)		$126		$126
International (b)		27		27
Real estate (c)		3		3
Fixed income index:
Intermediate bond (d)		22		22
Long bond (e)		76		76
Cash (f)		3		3
Total US Plans		$257		$257

Non-US Plans:
Equity index:
US (a)		$27		$27
Canada (g)		28		28
International (b)		26		26
Fixed income index:
Intermediate bond (d)		2		2
Long bond (h)		87		87
Other (i)		14		14
Cash (f)	5			5
Total Non-US Plans	$5	$184		$189

(a)         This category consists of a passively managed equity index fund that tracks the return of large capitalization US equities.

(b)         This category consists of a passively managed equity index fund that tracks an index of returns on international developed market equities.

(c)          This category consists of a passively managed equity index fund that tracks a US real estate equity securities index that includes equities of real estate investment trusts and real estate operating companies.

(d)         This category consists of a passively managed fixed income index fund that tracks the return of intermediate duration US government and investment grade corporate bonds.

(e)          This category consists of a passively managed fixed income fund that tracks the return of long duration US government and investment grade corporate bonds.

(f)            This category represents cash or cash equivalents.

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

All significant pension plan assets are held in collective trusts by the Company’s US and non-US plans (the “Plan”).  The fair values of shares of collective trusts are based upon the net asset values of the funds reported by the fund managers based on quoted market prices of underlying securities as of the balance sheet date and are determined to be Level 2 fair value measurements.  This may produce a fair value measurement that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies could result in different fair value measurements at the reporting date.

In 2012, the Company made cash contributions of $23 million and $15 million to its US and non-US pension plans, respectively. The Company anticipates that in 2013 it will make cash contributions of $12 million and $14 million to its US and non-US pension plans, respectively. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets. The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	US Plans	Non-US Plans
2013	$19	$13
2014	17	14
2015	17	13
2016	17	14
2017	20	15
Years 2018 - 2022	105	85

The Company and certain subsidiaries also maintain defined contribution plans. The Company makes matching contributions to these plans that are subject to certain vesting requirements and are based on a percentage of employee contributions. Amounts charged to expense for defined contribution plans totaled $13 million, $12 million and $8 million in 2012, 2011 and 2010, respectively.

Postretirement Benefit Plans — The Company’s postretirement benefit plans currently are not funded. The information presented below includes plans in the United States, Brazil, and Canada. The changes in the benefit obligations of the plans during 2012 and 2011, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011, are as follows:

(in millions)	2012	2011
Accumulated postretirement benefit obligation
At January 1	$54	$88
Service cost	2	2
Interest cost	3	4
Plan amendment	—	(23)
Curtailment / settlement	—	(26)
Actuarial loss	17	10
Benefits paid	(2)	(3)
Business combinations / transfers	—	4
Foreign currency translation	—	(2)
At December 31	$74	$54
Fair value of plan assets	—	—
Funded status	$(74)	$(54)

A United States hourly postretirement plan became a member of a multi-employer plan and because of this change, a non-cash curtailment gain of $30 million was recognized as a reduction of net periodic benefit cost in 2011.  This curtailment gain represented the previously established liability related to this coverage, net of unrecognized actuarial amounts and prior service previously included in accumulated other comprehensive loss.

Amounts recognized in the Consolidated Balance Sheet consist of:

(in millions)	2012	2011
Current liabilities	$(2)	$(2)
Noncurrent liabilities	(72)	(52)
Net liability recognized	$(74)	$(54)

Amounts recognized in accumulated other comprehensive loss, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2012 and 2011 were as follows:

(in millions)	2012	2011
Net actuarial loss	$26	$10
Prior service cost	1	1
Net amount recognized	$27	$11

Components of net periodic benefit cost consisted of the following for the years ended December 31, 2012, 2011 and 2010:

(in millions)	2012	2011	2010
Service cost	$2	$2	$2
Interest cost	3	4	4
Amortization of actuarial loss (gain)	1	(1)	2
Amortization of prior service cost	—	1	—
Settlement / curtailment	—	(31)	—
Net periodic benefit cost	$6	$(25)	$8

The Company estimates that postretirement benefit expense for 2013 will include approximately $1 million relating to the amortization of its accumulated actuarial loss and $0.2 million relating to the amortization of its prior service cost included in accumulated other comprehensive loss at December 31, 2012.

Total amounts recorded in other comprehensive loss and net periodic benefit cost during 2012 was as follows:

(in millions)	2012
Net actuarial loss	$17
Amortization of actuarial loss	(1)
Foreign currency translation	—
Total recorded in other comprehensive loss	16
Net periodic benefit cost	6
Total recorded in other comprehensive loss and net periodic benefit cost	$22

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2012	2011
Discount rate	5.44%	6.23%

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2012	2011	2010
Discount rate	6.23%	5.69%	6.22%

The discount rate reflects a rate of return on high quality fixed income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption.

The health-care cost trend rates used in valuing the Company’s post-retirement benefit obligations are established based upon actual health-care trends and consultation with actuaries and benefit providers.  The following assumptions were used as of December 31, 2012:

	US	Canada	Brazil
2013 Increase in per capita cost	7.10%	7.35%	7.74%
Ultimate trend	4.50%	4.50%	7.74%
Year ultimate trend reached	2028	2031	2012

The sensitivities of service cost and interest cost and year-end benefit obligations to changes in health care trend rates for the postretirement benefit plans as of December 31, 2012 are as follows:

2012
One-percentage point increase in trend rates:
• Increase in service cost and interest cost components	$1 million
• Increase in year-end benefit obligations	$11 million

One-percentage point decrease in trend rates:
• Decrease in service cost and interest cost components	$(1 million)
• Decrease in year-end benefit obligations	$(9 million)

The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)
2013	$2
2014	2
2015	3
2016	3
2017	3
Years 2018 - 2022	$20

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to employers sponsoring retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company receives a Medicare Part D subsidy for certain retirees.  The impact of the Medicare Part D subsidy is not significant.

Multiemployer Plans — The Company participates in and contributes to one multiemployer benefit plan under the terms of a collective bargaining agreement that cover certain union-represented employees and retirees in the US.  The plan covers medical and dental benefits for active hourly employees and retirees represented by the United States Steel Workers Union for certain US locations.

The risks of participating in this multiemployer plan are different from single-employer plans.  This plan receives contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements and the assets contributed by one employer may be used to fund the benefits of all employees covered within the plan.

The Company is required to make contributions to this plan as determined by the terms and conditions of the collective bargaining agreements and plan terms. For the years ended December 31, 2012, 2011 and 2010, the Company made regular contributions of $12 million, $9 million and $2 million, respectively, to this multi-employer plan.  Increases in regular contributions were due to one additional Company location becoming a member of the multi-employer plan as discussed above and due to partial year contributions reflected in certain locations 2010 due to the National Starch acquisition.  The Company cannot currently estimate the amount of multi-employer plan contributions that will be required in 2013 and future years, but these contributions could increase due to healthcare cost trends.

NOTE 10 — Supplementary Information

Balance Sheets

(in millions)	2012	2011
Accounts receivable — net:
Accounts receivable — trade	$707	$683
Accounts receivable — other	117	165
Allowance for doubtful accounts	(10)	(11)
Total accounts receivable — net	$814	$837
Inventories:
Finished and in process	$475	$436
Raw materials	313	294
Manufacturing supplies	46	39
Total inventories	$834	$769
Accrued liabilities:
Compensation expenses	$90	$85
Income taxes payable	25	36
Dividends payable	20	15
Accrued interest	16	15
Taxes payable other than income taxes	33	31
Other	81	67
Total accrued liabilities	$265	$249
Non-current liabilities:
Employees’ pension, indemnity and retirement	$235	$180
Other	62	63
Total non-current liabilities	$297	$243

Statements of Income

(in millions)	2012	2011	2010
Other income - net:
Gain from change in benefit plan in North America	$5	$—	$—
Gain from sale of land	2	—	—
NAFTA award	—	58	—
Gain from change in a postretirement plan	—	30	—
Gain on investment	—	—	2
Other	15	10	8
Other income - net	$22	$98	$10

Financing costs-net:
Interest expense, net of amounts capitalized (a)	$77	$81	$68
Interest income	(10)	(5)	(6)
Foreign currency transaction losses	—	2	2
Financing costs-net	$67	$78	$64

(a) Interest capitalized amounted to $6 million, $5 million and $3 million in 2012, 2011 and 2010, respectively.

Statements of Cash Flow

(in millions)	2012	2011	2010
Interest paid	$72	$85	$50
Income taxes paid	133	177	98
Noncash investing and financing activities:
Assumption of debt in connection with acquisition	—	—	11

Natural Gas Purchase Agreement:

On January 20, 2006, Ingredion Brasil Ingredientes Industriais Ltda. (“Ingredion Brazil”), the Company’s wholly-owned Brazilian subsidiary entered into a Natural Gas Purchase and Sale Agreement (the “Agreement”) with Companhia de Gas de Sao Paulo — Comgas (“Comgas”).  Pursuant to the terms of the Agreement, Comgas supplies natural gas to the cogeneration facility at Ingredion Brazil’s Mogi Guacu plant.  This agreement will expire on March 31, 2023, unless extended or terminated under certain conditions specified in the Agreement.  During the term of the Agreement, Ingredion Brazil is obligated to purchase from Comgas, and Comgas is obligated to provide to Ingredion Brazil, certain minimum quantities of natural gas that are specified in the Agreement.  The price for such quantities of natural gas is determined pursuant to a formula set forth in the Agreement.  The price may vary based upon: gas commodity costs and transportation costs, which are adjusted annually; the distribution margin which is set by the Brazilian Commission of Public Energy Services; and the fluctuation of exchange rates between the US dollar and the Brazilian real.  The Company estimates that the total minimum expenditures by Ingredion Brazil through the remaining term of the Agreement will be approximately $195 million based on current exchange rates as of December 31, 2012 and estimates regarding the application of the formula set forth in the Agreement, spread evenly over the remaining term of the Agreement.  Ingredion Brazil will make payments of approximately $19 million in each of the next five years in accordance with the Agreement.  The amount of gas purchased under this Agreement for the years ended December 31, 2012, 2011 and 2010 was approximately $25 million, $26 million and $24 million, respectively.

NOTE 11 — Redeemable Common Stock

The Company had an agreement with certain common stockholders (collectively the “holder”), relating to 500,000 shares of our common stock, that provided the holder with the right to require us to repurchase those common shares for cash at a price equal to the average of the closing per share market price of our common stock for the 20 trading days immediately preceding the date that the holder exercised the put option.  This put option was exercisable at any time, until January 2010, when it expired.  The shares associated with the put option were classified as redeemable common stock in our consolidated balance sheet prior to the expiration of the put option.  The carrying value of the redeemable common stock was $14 million at December 31, 2009 based on the average of the closing per share market price of the Company’s common stock for the 20 trading days immediately preceding December 31, 2009 ($29.03 per share).  Effective with the expiration of the agreement, the Company discontinued reporting the shares as redeemable common stock and reclassified the $14 million from redeemable common stock to additional paid-in capital.

NOTE 12 - Equity

Preferred stock:

The Company has authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding as of December 31, 2012 and 2011.

Treasury stock:

The Company reacquired 44,674, 73,260 and 51,999 shares of its common stock during 2012, 2011 and 2010, respectively, by both repurchasing shares from employees under the stock incentive plan and through the cancellation of forfeited restricted stock.  The Company repurchased shares from employees at average purchase prices of $58.59, $47.48 and $33.53, or fair value at the date of purchase, during 2012, 2011 and 2010, respectively.  All of the acquired shares are held as common stock in treasury, less shares issued to employees under the stock incentive plan.

On November 17, 2010, the Board of Directors authorized an extension of the Company’s stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  In 2012, the Company repurchased 300,000 common shares in open market transactions at a cost of approximately $15 million.  In 2011, the Company repurchased 1,000,000 common shares in open market transactions at a cost of approximately $45 million.  In 2010, the Company repurchased 100,000 common shares in open market transactions at a cost of approximately $4 million.  At December 31, 2012, the Company had 3,385,382 shares available to be repurchased under its program.  The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan.  However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2010, 2011 and 2012:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Redeemable Shares	Outstanding
Balance at December 31, 2009	75,320	434	500	74,386
Issuance of restricted stock as compensation	66	(19)	—	85
Issuance under incentive and other plans	42	(2)	—	44
Stock options exercised	607	(552)	—	1,159
Purchase/acquisition of treasury stock	—	151	—	(151)
Expiration of put option (see Note 11)	—	—	(500)	500
Balance at December 31, 2010	76,035	12	—	76,023
Issuance of restricted stock units as compensation	56	—	—	56
Issuance under incentive and other plans	91	(9)	—	100
Stock options exercised	640	(137)	—	777
Purchase/acquisition of treasury stock	—	1,073	—	(1,073)
Balance at December 31, 2011	76,822	939	—	75,883
Issuance of restricted stock units as compensation	—	(6)	—	6
Issuance under incentive and other plans	—	(142)	—	142
Stock options exercised	320	(993)	—	1,313
Purchase/acquisition of treasury stock	—	312	—	(312)
Balance at December 31, 2012	77,142	110	—	77,032

Share-based payments:

The Company has a stock incentive plan (“SIP”) administered by the compensation committee of its Board of Directors that provides for the granting of stock options, restricted stock and other stock-based awards to certain key employees.  A maximum of 8 million shares were originally authorized for awards under the SIP.  As of December 31, 2012, 3.7 million shares were available for future grants under the SIP.  Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP. Total share-based compensation expense for 2012 was $12 million, net of income tax effect of $5 million.  Total share-based compensation expense for 2011 was $11 million, net of income tax effect of $5 million.  Total share-based compensation expense for 2010 was $8 million, net of income tax effect of $4 million.

The Company grants nonqualified options to purchase shares of the Company’s common stock.  The stock options have a ten-year life and are exercisable upon vesting, which occurs evenly over a three-year period at the anniversary dates of the date of grant.  Compensation expense is recognized on a straight-line basis for awards.  As of December 31, 2012, certain of these nonqualified options have been forfeited due to the termination of employees.

The fair value of stock option awards was estimated at the grant dates using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010
Expected life (in years)	5.8	5.8	5.8
Risk-free interest rate	1.1%	2.8%	2.7%
Expected volatility	33.3%	32.7%	33.1%
Expected dividend yield	1.2%	1.2%	1.9%

The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on historical dividend payments. The weighted average fair value of options granted during 2012, 2011 and 2010 was estimated to be $16.16, $15.17 and $8.41, respectively.

A summary of stock option transactions for the last three years follows:

(shares in thousands)	Stock Option Shares	Stock Option Price Range	Weighted Average per Share Exercise Price for Stock Options
Outstanding at December 31, 2009	4,842	$ 11.37 to $40.71	$25.32
Granted	828	28.75 to 33.63	28.95
Exercised	(1,158)	11.37 to 34.93	19.29
Cancelled	(78)	25.58 to 34.36	29.68
Outstanding at December 31, 2010	4,434	14.17 to 40.71	27.49
Granted	438	47.95 to 52.64	47.96
Exercised	(777)	14.17 to 40.71	24.24
Cancelled	(65)	18.31 to 47.95	30.60
Outstanding at December 31, 2011	4,030	14.33 to 52.64	30.29
Granted	460	55.95 to 57.33	55.96
Exercised	(1,409)	14.33 to 47.95	26.80
Cancelled	(49)	25.58 to 55.95	39.29
Outstanding at December 31, 2012	3,032	16.92 to 57.33	35.66

The intrinsic values of stock options exercised during 2012, 2011 and 2010 were approximately $46 million, $22 million and $22 million, respectively.  For the years ended December 31, 2012, 2011 and 2010, cash received from the exercise of stock options was $34 million, $18 million and $22 million, respectively.  The excess income tax benefit realized from share-based compensation was $11 million, $6 million and $6 million in 2012, 2011 and 2010, respectively.  As of December 31, 2012, the unrecognized compensation cost related to non-vested stock options totaled $8 million, which will be amortized over the weighted-average period of approximately one year.

The following table summarizes information about stock options outstanding at December 31, 2012:

(options in thousands) Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share

$16.92 to 17.20	87	$16.92	0.8	87	$16.92
$22.93 to 28.67	723	25.47	4.1	723	25.47
$28.68 to 34.40	1,368	31.94	5.7	1,150	32.50
$45.86 to 51.60	403	47.95	8.1	131	47.95
$51.61 to 57.33	451	55.95	9.1	—	52.64
	3,032	$35.66	6.0	2,091	$30.39

Stock options outstanding at December 31, 2012 had an aggregate intrinsic value of approximately $87 million and an average remaining contractual life of 6.0 years.  Stock options exercisable at December 31, 2012 had an aggregate intrinsic value of approximately $71 million and an average remaining contractual life of 4.9 years.  Stock options outstanding at December 31, 2011 had an aggregate intrinsic value of approximately $90 million and an average remaining contractual life of 6.0 years.  Stock options exercisable at December 31, 2011 had an aggregate intrinsic value of approximately $70 million and an average remaining contractual life of 5.1 years.

In addition to stock options, the Company awards shares of restricted common stock and restricted stock units to certain key employees.  The restricted shares and restricted units issued under the plan are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  Expense is recognized on a straight-line basis over the vesting period taking into account an estimated forfeiture rate.  The fair value of the restricted stock and restricted units is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.  The compensation expense recognized for restricted stock and restricted stock units was $6 million in 2012, $4 million in 2011 and $3 million in 2010.

The following table summarizes restricted stock and restricted stock unit activity for the last three years:

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share	Number of Restricted Units	Weighted Average Fair Value per Share
Non-vested at December 31, 2009	235	$29.60	146	$27.17
Granted	30	30.86	25	40.82
Vested	(76)	28.90	(56)	25.81
Cancelled	(8)	30.78	(2)	45.21
Non-vested at December 31, 2010	181	$30.04	113	$30.56
Granted	—	—	182	48.04
Vested	(34)	27.56	(56)	26.08
Cancelled	(11)	29.74	(4)	47.98
Non-vested at December 31, 2011	136	$30.69	235	$44.24
Granted	—	—	174	55.69
Vested	(37)	33.73	(9)	37.57
Cancelled	(4)	25.58	(15)	44.95
Non-vested at December 31, 2012	95	$29.69	385	$49.77

The total fair value of restricted stock that vested in 2012, 2011 and 2010 was $1 million, $1 million and $2 million, respectively. The total fair value of restricted stock units that vested in 2012, 2011 and 2010 was $0.3 million, $1 million and $1 million, respectively.

At December 31, 2012, there was $0.5 million of unrecognized compensation cost related to restricted stock that will be amortized on a weighted-average basis over 1.0 years.  At December 31, 2012, the total remaining unrecognized compensation cost related to restricted units was $10 million which will be amortized on a weighted-average basis over approximately 1.8 years.  The recognized compensation cost related to restricted shares and restricted stock units totaling $11 million at December 31, 2012 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.

Other share-based awards under the SIP:

Under the compensation agreement with the Board of Directors at least 50 percent of a director’s compensation is awarded based on each director’s election to receive such compensation in the form of restricted stock units, which have investment returns equal to changes in value of the Company’s common stock with dividends being reinvested.  Stock units under this plan vest immediately.  The compensation expense relating to this plan included in the Consolidated Statements of Income for 2012, 2011 and 2010 was not material.  At December 31, 2012, there were approximately 238,000 share units outstanding under this plan at a carrying value of approximately $7 million.

The Company has a long-term incentive plan for officers in the form of performance shares.  The ultimate payment for performance shares awarded in 2010, 2011 and 2012 to be paid in 2013, 2014 and 2015 are based solely on the Company’s stock performance as compared to the stock performance of a peer group.  Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model.  The total compensation expense for these awards is amortized over a three-year service period.  Compensation expense relating to these awards included in the Consolidated Statements of Income for 2012, 2011 and 2010 was $4 million, $6 million and $3 million, respectively.  As of December 31, 2012, the unrecognized compensation cost relating to these plans was $4 million, which will be amortized over the remaining requisite service periods of 1 to 2 years.  The recognized compensation cost related to these awards totaling $8 million at December 31, 2012 is included in share-based payments subject to redemption in the Consolidated Balance Sheet.

Accumulated Other Comprehensive Loss:

A summary of accumulated other comprehensive income (loss) for the years ended December 31, 2010, 2011 and 2012 is presented below:

		Deferred		Unrealized	Accumulated
	Currency	Gain/(Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Income/(Loss)
Balance, December 31, 2009	$(228)	$(33)	$(45)	$(2)	$(308)
Gains on cash flow hedges, net of income tax effect of $12		20			20
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $34		54			54
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax of $4			(7)		(7)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax of $2			3		3
Currency translation adjustment	48				48
Balance, December 31, 2010	$(180)	$41	$(49)	$(2)	$(190)
Gains on cash flow hedges, net of income tax effect of $19		29			29
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $61		(105)			(105)
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax of $4			(10)		(10)
Gains related to pension and other postretirement obligations reclassified to earnings, net of income tax of $5			(11)		(11)
Currency translation adjustment	(126)				(126)
Balance, December 31, 2011	$(306)	$(35)	$(70)	$(2)	$(413)
Gains on cash flow hedges, net of income tax effect of $25		43			43
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $15		(25)			(25)
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $27			(56)		(56)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax of $2			5		5
Currency translation adjustment	(29)				(29)
Balance, December 31, 2012	$(335)	$(17)	$(121)	$(2)	$(475)

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

(in millions)	2012	2011	2010
Net sales to unaffiliated customers:
North America	$3,741	$3,356	$2,439
South America	1,462	1,569	1,241
Asia Pacific	816	764	433
EMEA	513	530	254
Total	$6,532	$6,219	$4,367
Operating income:
North America	$408	$322	$249
South America	198	203	163
Asia Pacific	95	79	28
EMEA	78	84	37
Corporate	(78)	(64)	(51)
Subtotal	701	624	426
Restructuring / impairment charges (a)	(36)	(10)	(25)
Gain from change in benefit plans	5	30	—
Integration / acquisition costs	(4)	(31)	(35)
Gain from land sale	2	—	—
NAFTA award	—	58	—
Charge for fair value mark-up of acquired inventory	—	—	(27)
Total	$668	$671	$339
Total assets:
North America	$3,116	$2,879	$2,727
South America	1,230	1,218	1,178
Asia Pacific	730	757	676
EMEA	516	463	459
Total	$5,592	$5,317	$5,040
Depreciation and amortization:
North America	$130	$128	$96
South America	44	47	42
Asia Pacific	24	23	13
EMEA	13	13	4
Total	$211	$211	$155
Capital expenditures:
North America	$162	$119	$73
South America	75	84	65
Asia Pacific	33	24	10
EMEA	43	36	11
Total	$313	$263	$159

(a) For 2012, includes $20 million of charges for impaired assets and restructuring costs in Kenya, $11 million of charges to write-down certain equipment as part of the Company’s North American manufacturing optimization plan and $5 million of charges for impaired assets in China and Colombia.  For 2011, includes $10 million of charges to write-down certain equipment as part of the Company’s North American manufacturing optimization plan.  For 2010, includes a $19 million write-off of impaired assets in Chile and a charge of $6 million principally consisting   of employee severance and related benefit costs associated with the termination of employees in Chile.

The following table presents net sales to unaffiliated customers by country of origin for the last three years:

	Net Sales
(in millions)	2012	2011	2010
United States	$2,035	$1,863	$1,157
Mexico	1,143	957	863
Brazil	731	841	662
Canada	564	536	419
Argentina	356	344	243
Korea	306	284	235
Others	1,397	1,394	788
Total	$6,532	$6,219	$4,367

The following table presents long-lived assets by country at December 31:

	Long-lived Assets
(in millions)	2012	2011	2010
United States	$1,176	$1,197	$1,183
Mexico	434	421	430
Brazil	387	415	443
Canada	204	194	198
Thailand	161	154	162
Argentina	162	160	155
Germany	171	147	134
United Kingdom	79	77	80
Korea	91	83	87
Others	346	348	345
Total	$3,211	$3,196	$3,217

NOTE 15 — Commitments and Contingencies

As previously reported, on April 22, 2011, Western Sugar and two other sugar companies filed a complaint in the U.S. District Court for the Central District of California against the Corn Refiners Association (“CRA”) and certain of its member companies, including the Company, alleging false and/or misleading statements relating to high fructose corn syrup in violation of the Lanham Act and California’s unfair competition law. The complaint seeks injunctive relief and unspecified damages. On May 23, 2011, the plaintiffs amended the complaint to add additional plaintiffs, among other reasons.

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

On November 18, 2011, the plaintiffs filed a second amended complaint against certain of the CRA member companies, including the Company, seeking to reinstate the federal law claims, but not the state law claims, against certain of the CRA member companies, including the Company.  On December 16, 2011, the CRA member companies filed a motion to dismiss the second amended complaint on multiple grounds.  On July 31, 2012, the U.S. District Court for the Central District of California denied the motion to dismiss for all CRA member companies other than Roquette America, Inc.

On September 4, 2012, the Company and the other CRA member companies that remain defendants in the case filed an answer to the plaintiffs’ second amended complaint that, among other things, added a counterclaim against the Sugar Association. The counterclaim alleges that the Sugar Association has made false and misleading statements that processed sugar differs from high fructose corn syrup in ways that are beneficial to consumers’ health (i.e., that consumers will be healthier if they consume foods and beverages containing processed sugar instead of high fructose corn syrup).  The counterclaim, which was filed in the U.S. District Court for the Central District of California, seeks injunctive relief and unspecified damages. Although the counterclaim was initially only filed against the Sugar Association, the Company and the other CRA member companies that remain defendants in the Western Sugar case have reserved the right to add other plaintiffs to the counterclaim in the future.

On October 29, 2012, the Sugar Association and the other plaintiffs filed a motion to dismiss the counterclaim and certain related portions of the defendants’ answer, each on multiple grounds.  On December 10, 2012, the remaining member companies which are defendants in the case responded to the motion to dismiss the counterclaim.  On January 14, 2013, the plaintiffs filed a reply to the defendants’ response to the motion to dismiss.  The motion to dismiss the counterclaim is still pending before the court.

The Company continues to believe that the second amended complaint is without merit and intends to vigorously defend this case.  In addition, the Company intends to vigorously pursue its rights in connection with the counterclaim.

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

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR *
2012
Net sales before shipping and handling costs	$1,658	$1,720	$1,764	$1,726
Less: shipping and handling costs	84	85	85	82
Net sales	$1,574	$1,635	$1,679	$1,644
Gross profit	296	295	313	333
Net income attributable to Ingredion	94	109	113	112
Basic earnings per common share of Ingredion	$1.23	$1.42	$1.47	$1.45
Diluted earnings per common share of Ingredion	$1.21	$1.40	$1.45	$1.42

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR *
2011
Net sales before shipping and handling costs	$1,536	$1,667	$1,712	$1,629
Less: shipping and handling costs	76	82	84	81
Net sales	$1,460	$1,585	$1,628	$1,548
Gross profit	298	272	276	280
Net income attributable to Ingredion	154	79	88	95
Basic earnings per common share of Ingredion	$2.01	$1.03	$1.15	$1.25
Diluted earnings per common share of Ingredion	$1.97	$1.01	$1.12	$1.22

* Fourth quarter 2012 includes a charge of $9 million ($9 million after-tax, or $0.11 per diluted common share) relating to the restructuring of the Kenyan operations, a gain of $5 million ($3 million after-tax, or $0.04 per diluted common share) associated with a change in a benefit plan in North America and a gain of $2 million ($2 million after-tax, or $0.02 per diluted common share) from the sale of land.  Fourth quarter 2011 includes a gain of $30 million ($18 million after-tax, or $0.23 per diluted common share) pertaining to a change in a postretirement plan, integration costs of $11 million ($7 million after-tax, or $0.09 per diluted common share) pertaining to the integration of National Starch and a restructuring charge of $4 million ($3 million after-tax, or $0.03 per diluted common share) relating to the Company’s North American manufacturing optimization plan.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal 1. Election of Directors,” “The Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Executive Officers of the Registrant.”  The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller.  The code of ethics is posted on the Company’s Internet website, which is found at www.ingredion.com.  The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.                  EXECUTIVE COMPENSATION

The information contained under the headings “Executive Compensation,” “Compensation Committee Report,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Equity Compensation Plan Information as of December 31, 2012” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “2012 and 2011 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.

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

3.3*	Amendments to Amended and Restated Certificate of Incorporation filed on April 9, 2010 as Appendix A to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders, File No. 1-3397.

3.4	Certificate of Amendment of Certificate of Amended and Restated Certificate of Incorporation of the Company.

3.5*	Amended By-Laws of the Company, filed on December 17, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 14, 2012, File No. 1-13397.

4.1*

Revolving Credit Agreement dated October 22, 2012, among Ingredion Incorporated, the lenders signatory thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Citibank, N.A. and Bank of Montreal, as Co-Syndication Agents, and Mizuho Corporate Bank (USA), U.S. Bank National Association and Branch Banking and Trust Company, as Co-Documentation Agents filed on October 25, 2012 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 22, 2012, File No. 1-13397.

4.2*

Private Shelf Agreement, dated as of March 25, 2010 by and between Corn Products International, Inc. and Prudential Investment Management, Inc., filed on May 5, 2010 as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010.

4.3*

Amendment No. 1 to Private Shelf Agreement, dated as of February 25, 2011 by and between Corn Products International, Inc. and Prudential Investment Management, Inc., filed on May 6, 2011 as Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2011.

4.4	Amendment No. 2 to Private Shelf Agreement, dated as of December 21, 2012 by and between Ingredion Incorporated and Prudential Investment Management, Inc.

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

10.1 * ***	Stock Incentive Plan as effective July 18, 2012 filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012, File No. 1-13397.

10.2** ***	Deferred Stock Unit Plan of the Company.

10.3* ***

Form of Severance Agreement entered into by Ilene S. Gordon, Cheryl K. Beebe and Jack C. Fortnum, filed on May 6, 2008 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397.

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

10.6* ***

Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844, as amended by Amendment No. 1 dated December 1, 2004, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-

13397.

10.7* ***	Supplemental Executive Retirement Plan as effective July 18, 2012 filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012, File No. 1-13397.

10.8** ***	Executive Life Insurance Plan.

10.9* ***	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, File No. 1-13397.

10.10* ***	Annual Incentive Plan as effective July 18, 2012 filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012, File No. 1-13397.

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

10.15* ***

Form of Executive Life Insurance Plan Participation Agreement and Collateral Assignment entered into by Cheryl K. Beebe and Jack C. Fortnum, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13397.

10.16* ***

Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan,, filed on February 11, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 5, 2013, File No. 1-13397.

10.17* ***

Form of Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 11, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 5, 2013, File No. 1-13397.

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

10.20* ***

Form of Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 11, 2013 as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 5, 2013, File No. 1-13397.

10.21* ***

Letter of Agreement dated as of April 2, 2010 between the Company and Diane Frisch, filed on August 6, 2010 as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010.

10.22* ***

Executive Severance Agreement dated as of May 1, 2010 between the Company and Diane Frisch, filed on August 6, 2010 as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010.

10.23* ***

Term Sheet, dated as of July 23, 2010 for Employment Agreements between the Company and Julio dos Reis and Productos de Maiz S.A. and Julio dos Reis, filed on November 5, 2010 as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010.

10.24* ***

Letter of Agreement dated as of September 28, 2010 between the Company and James Zallie, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13397.

10.25* ***

Employment Agreement, dated as of July 31, 2009, by and between National Starch LLC and James Zallie, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13397.

10.26* ***

National Starch LLC Severance Plan For Full Time And Part Time Non-Union Employees, effective April 1, 2008, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13397.

10.27 * ***

Executive Severance Agreement dated as of December 28, 2011 between the Company and James Zallie, filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-13397.

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

101

The following financial information from the Ingredion Incorporated Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Equity and Redeemable Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*	Incorporated herein by reference as indicated in the exhibit description.
**	Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on
Form 10-K for the year ended December 31, 1997.
***	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2013.

INGREDION INCORPORATED

By:	/s/ Ilene S. Gordon
Ilene S. Gordon
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 27th day of February, 2013.

Signature	Title

/s/ Ilene S. Gordon	Chairman, President, Chief Executive Officer and Director
Ilene S. Gordon

/s/ Cheryl K. Beebe	Chief Financial Officer
Cheryl K. Beebe

/s/ Matthew R. Galvanoni	Controller
Matthew R. Galvanoni

*Richard J. Almeida	Director
Richard J. Almeida

*Luis Aranguren-Trellez	Director
Luis Aranguren-Trellez

*Paul Hanrahan	Director
Paul Hanrahan

*Karen L. Hendricks	Director
Karen L. Hendricks

*Wayne M. Hewett	Director
Wayne M. Hewett

*Gregory B. Kenny	Director
Gregory B. Kenny

	*Barbara A. Klein	Director
Barbara A. Klein

	* James M. Ringler	Director
James M. Ringler

	*Dwayne A. Wilson	Director
Dwayne A. Wilson

*By:	/s/ Christine M. Castellano
Christine M. Castellano
Attorney-in-fact

(Being the principal executive officer, the principal financial officer, the controller and a majority of the directors of Ingredion Incorporated)