Form 10-Q
period 2013-03-31
Ingredion Inc
filed 2013-05-06
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 30, 2013
Common Stock, $.01 par value	77,471,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2013	2012
Net sales before shipping and handling costs	$1,662.4	$1,658.0
Less: shipping and handling costs	78.6	83.8
Net sales	1,583.8	1,574.2
Cost of sales	1,278.2	1,278.3
Gross profit	305.6	295.9

Operating expenses	135.5	136.2
Other (income), net	(5.0)	(5.1)
Restructuring charges	—	3.8

Operating income	175.1	161.0

Financing costs, net	16.8	19.5

Income before income taxes	158.3	141.5
Provision for income taxes	46.3	45.8
Net income	112.0	95.7
Less: Net income attributable to non-controlling interests	1.2	1.5
Net income attributable to Ingredion	$110.8	$94.2

Weighted average common shares outstanding:
Basic	77.4	76.4
Diluted	78.8	78.0

Earnings per common share of Ingredion:
Basic	$1.43	$1.23
Diluted	$1.41	$1.21

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net income	$112	$96
Other comprehensive income:
Losses on cash flow hedges, net of income tax effect of $4 and $16, respectively	(9)	(29)
Amount of (gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $6 and $2, respectively	(12)	5
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	1	—
Currency translation adjustment	(22)	36
Comprehensive income	70	108
Comprehensive income attributable to non-controlling interests	(1)	(2)
Comprehensive income attributable to Ingredion	$69	$106

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$526	$609
Short-term investments	—	19
Accounts receivable — net	859	814
Inventories	908	834
Prepaid expenses	21	19
Deferred income taxes	74	65
Total current assets	2,388	2,360

Property, plant and equipment - net of accumulated depreciation of $2,741 and $2,715, respectively	2,177	2,193
Goodwill	553	557
Other intangible assets - net of accumulated amortization of $38 and $35, respectively	321	329
Deferred income taxes	19	21
Investments	10	10
Other assets	119	122
Total assets	$5,587	$5,592

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$87	$76
Deferred income taxes	2	2
Accounts payable and accrued liabilities	790	855
Total current liabilities	879	933

Non-current liabilities	296	297
Long-term debt	1,724	1,724
Deferred income taxes	165	160
Share-based payments subject to redemption	16	19

Equity
Ingredion Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares-$0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value — 77,546,491 and 77,141,691 shares issued at March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	1,159	1,148
Less: Treasury stock (common stock; 113,124 and 109,768 shares at March 31, 2013 and December 31, 2012, respectively) at cost	(7)	(6)
Accumulated other comprehensive loss	(517)	(475)
Retained earnings	1,850	1,769
Total Ingredion stockholders’ equity	2,486	2,437
Non-controlling interests	21	22
Total equity	2,507	2,459

Total liabilities and equity	$5,587	$5,592

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Share-based Payments Subject to Redemption
Balance, December 31, 2012	$1	$1,148	$(6)	$(475)	$1,769	$22	$19
Net income attributable to Ingredion					111
Net income attributable to non-controlling interests						1
Dividends declared					(30)	(2)
Losses on cash flow hedges, net of income tax effect of $4				(9)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $6				(12)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				1
Share-based compensation		11	(1)				(3)
Currency translation adjustment				(22)
Balance, March 31, 2013	$1	$1,159	$(7)	$(517)	$1,850	$21	$16

	Total Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Share-based Payments Subject to Redemption
Balance, December 31, 2011	$1	$1,146	$(42)	$(413)	$1,412	$29	$15
Net income attributable to Ingredion					94
Net income attributable to non-controlling interests						2
Dividends declared					(15)	(2)
Losses on cash flow hedges, net of income tax effect of $16				(29)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $2				5
Share-based compensation		(7)	20				(4)
Currency translation adjustment				36
Other						(1)
Balance, March 31, 2012	$1	$1,139	$(22)	$(401)	$1,491	$28	$11

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Cash provided by operating activities:
Net income	$112	$96
Non-cash charges to net income:
Depreciation and amortization	49	54
Changes in working capital:
Accounts receivable and prepaid items	(75)	(22)
Inventories	(80)	(42)
Accounts payable and accrued liabilities	(67)	(58)
Increase in margin accounts	—	(32)
Other	31	33
Cash (used for) provided by operating activities	(30)	29

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(66)	(59)
Short-term investments	19	—
Other	2	—
Cash used for investing activities	(45)	(59)

Cash used for financing activities:
Proceeds from borrowings	17	17
Payments on debt	(6)	(49)
Issuance of common stock	8	8
Dividends paid (including to non-controlling interests)	(22)	(17)
Excess tax benefit on share-based compensation	—	1
Cash used for financing activities	(3)	(40)

Effect of foreign exchange rate changes on cash	(5)	4
Decrease in cash and cash equivalents	(83)	(66)
Cash and cash equivalents, beginning of period	609	401
Cash and cash equivalents, end of period	$526	$335

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1.                                      Interim Financial Statements

References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2012 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2013 and 2012, and the financial position of the Company as of March 31, 2013.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.                                      New Accounting Standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires new asset and liability offsetting disclosures for derivatives, repurchase agreements and security lending transactions to the extent that they are: (1) offset in the financial statements; or (2) subject to an enforceable master netting arrangement or similar agreement.  This Update requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and is effective for the Company in the first quarter of 2013.  The Company’s derivative instruments are not offset in the financial statements and are not subject to right of offset provisions with our counterparties.  Accordingly, this amendment did not have a material impact on the Company’s first quarter 2013 Condensed Consolidated Financial Statements but could have an impact on future disclosures.  Additional information about derivative instruments can be found in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This Update does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income for only amounts reclassified in their entirety in the same reporting period.  This guidance is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  The disclosures required by this Update are provided in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This Update clarifies the guidance pertaining to the release of the cumulative translation adjustment (“CTA”) to resolve diversity in practice.  The Update clarifies that when a company ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the company should release any related CTA into net income.  In such instances, the CTA should be released into net income only if a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  The Update also requires the release of the CTA (or applicable pro rata portion thereof) upon the sale or partial sale of an equity method investment that is a foreign entity and for a step acquisition in which the acquirer held an equity method investment prior to obtaining control.  The guidance in this Update is effective prospectively for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years.  The adoption of the guidance contained in this Update will impact the accounting for the CTA upon the de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity; and the effect will be dependent upon a relevant transaction at that time.

3.                                      Restructuring Charges

As part of a manufacturing optimization program developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 the Company committed to a plan to optimize its production capabilities at certain of its North American facilities.  As a result, the Company recorded restructuring charges to write-off certain equipment by the plan completion date.  The plan was completed in October 2012 and the equipment has been completely written off.  For the first quarter of 2012, the Company recorded charges of $4 million, of which $3 million represented accelerated depreciation on the equipment.

4.                                      Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis.  The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”).  The North America segment includes businesses in the United States, Canada and Mexico.  The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador, Peru and the Southern Cone of South America, which includes Argentina, Chile and Uruguay.  The Asia Pacific segment includes businesses in Korea, Thailand, Malaysia, China, Japan, Indonesia, the Philippines, Singapore, India, Australia and New Zealand.  The Company’s EMEA segment includes businesses in the United Kingdom, Germany, South Africa, Pakistan and Kenya.

	Three Months Ended March 31,
(in millions)	2013	2012
Net Sales
North America	$909.8	$891.8
South America	348.7	367.5
Asia Pacific	195.5	189.1
EMEA	129.8	125.8
Total	$1,583.8	$1,574.2

Operating Income
North America	$107.7	$100.0
South America	43.4	45.6
Asia Pacific	23.0	20.3
EMEA.	19.3	18.9
Corporate	(18.3)	(17.6)
Sub-total	175.1	167.2
Integration costs	—	(2.4)
Restructuring charges	—	(3.8)
Total	$175.1	$161.0

(in millions)	At March 31, 2013	At December 31, 2012
Total Assets
North America	$3,157	$3,116
South America	1,173	1,230
Asia Pacific	748	730
EMEA	509	516
Total	$5,587	$5,592

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

Commodity price hedging:  The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to eighteen months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock-in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas impacts earnings or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash flow hedges are not significant.

At March 31, 2013, AOCI included $28 million of losses, net of income taxes of $14 million, pertaining to commodities-related derivative instruments designated as cash flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any T-locks outstanding at March 31, 2013.

The Company has interest rate swap agreements that effectively convert the interest rate on its 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss associated with the change in fair value of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements approximated $20 million at March 31, 2013 and is reflected in the Condensed Consolidated Balance Sheet within other non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At March 31, 2013, AOCI included $10 million of losses (net of income taxes of $6 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  At March 31, 2013, the Company had foreign currency forward sales contracts with an aggregate notional amount of $282 million and foreign currency forward purchase contracts with an aggregate notional amount of $124 million that hedged transactional exposures.  At December 31, 2012, the Company had foreign currency forward sales contracts with an aggregate notional amount of $268 million and foreign currency forward purchase contracts with an aggregate notional amount of $167 million that hedged transactional exposures.  The fair value of these derivative instruments was approximately $2 million and $5 million at March 31, 2013 and December 31, 2012, respectively.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges and presented gross on the Condensed Consolidated Balance Sheets are reflected below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At March 31, 2013	At December 31, 2012	Balance Sheet Location	At March 31, 2013	At December 31, 2012

Commodity and foreign currency contracts	Accounts receivable-net	$4	$5	Accounts payable and accrued liabilities	$45	$34

				Non-current liabilities	4	6
Total		$4	$5		$49	$40

At March 31, 2013, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 75 million bushels of corn and 14 million pounds of soy bean oil.  Also at March 31, 2013, the Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 16 million mmbtu’s of natural gas.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

	Amount of Gains (Losses)			Amount of Gains (Losses)
	Recognized in OCI		Location of	Reclassified from AOCI
Derivatives in	on Derivatives		Gains (Losses)	into Income
Cash Flow	Three Months	Three Months	Reclassified	Three Months	Three Months
Hedging	Ended	Ended	from AOCI into	Ended	Ended
Relationships	March 31, 2013	March 31, 2012	Income	March 31, 2013	March 31, 2012
Commodity and foreign currency contracts	$(13)	$(45)	Cost of sales	$19	$(6)
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(13)	$(45)		$18	$(7)

At March 31, 2013, AOCI included approximately $25 million of losses, net of income taxes of $13 million, on commodities-related derivative instruments designated as cash flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally at March 31, 2013, AOCI included approximately $2 million of losses on settled T-Locks, net of income taxes of $1 million, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	At March 31, 2013				At December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—	$3	$3	$—	$—
Derivative assets	26	2	24	—	25	5	20	—
Derivative liabilities	49	41	8	—	45	24	21	—
Long-term debt	1,891	—	1,891	—	1,914	—	1,914	—

Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.   Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities, are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At March 31, 2013, the carrying value and fair value of the Company’s long-term debt was $1.72 billion and $1.89 billion, respectively.

6.                                      Share-Based Compensation

A summary of information with respect to share-based compensation is as follows:

	For the Three Months Ended March 31,
(in millions)	2013	2012
Total share-based compensation expense included in net income	$4.6	$4.3
Income tax benefit related to share-based compensation expense included in net income	$1.4	$1.4

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

The Company granted non-qualified options to purchase 415 thousand shares and 457 thousand shares of the Company’s common stock during the three months ended March 31, 2013 and 2012, respectively.  The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2013	2012
Expected life (in years)	5.8	5.8
Risk-free interest rate	1.11%	1.07%
Expected volatility	32.64%	33.33%
Expected dividend yield	1.57%	1.18%

The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the US Treasury yield curve in effect at the grant date for the period corresponding with the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on historical dividend payments.

Stock option activity for the three months ended March 31, 2013 was as follows:

(dollars and options in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,032	$35.66
Granted	415	66.07
Exercised	(287)	29.64
Cancelled	(19)	56.44
Outstanding at March 31, 2013	3,141	40.13	6.39	$101,148

Exercisable at March 31, 2013	2,304	33.05	5.37	$90,468

For the three months ended March 31, 2013, cash received from the exercise of stock options was $8 million.  At March 31, 2013, the total remaining unrecognized compensation cost related to stock options approximated $12 million, which will be amortized over the weighted-average period of approximately 1.9 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended March 31,
(dollars in thousands, except per share)	2013	2012
Weighted average grant date fair value of stock options granted (per share)	$17.87	$16.16
Total intrinsic value of stock options exercised	$11,185	$10,997

Restricted Shares of Common Stock and Restricted Stock Units:

The Company has granted shares of restricted common stock (“restricted shares”) and restricted stock units (“restricted units”) to certain key employees.  The restricted shares and restricted units are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The grant date fair value of the restricted shares and restricted units is determined based upon the number of shares granted and the ending market price of the Company’s stock at the grant date.  Expense recognized for restricted shares and restricted units for the three months ended March 31, 2013 and 2012, was $2 million and $1 million, respectively.

The following table summarizes restricted share and restricted unit activity for the three months ended March 31, 2013:

	Restricted Shares		Restricted Units
(in thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Units	Weighted Average Fair Value
Non-vested at December 31, 2012	95	$29.69	385	$49.77
Granted	—	—	127	66.11
Vested	(32)	34.36	—	—
Cancelled	(1)	34.36	(13)	53.81
Non-vested at March 31, 2013	62	27.17	499	53.84

At March 31, 2013, the total remaining unrecognized compensation cost related to restricted shares was $0.4 million, which will be amortized over a weighted-average period of approximately 1.3 years.  At March 31, 2013, the total remaining unrecognized compensation cost related to restricted units was $17 million, which will be amortized over a weighted-average period of approximately 1.9 years.

7.                                      Net Periodic Pension and Postretirement Benefit Costs

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended March 31,
	US Plans		Non-US Plans
(in millions)	2013	2012	2013	2012
Service cost	$2.0	$1.7	$2.4	$2.0
Interest cost	2.8	3.0	3.1	3.1
Expected return on plan assets	(4.6)	(4.1)	(3.0)	(2.7)
Amortization of net actuarial loss	0.5	0.5	1.2	0.9
Amortization of transition obligation	—	—	0.1	0.1
Net periodic benefit cost	$0.7	$1.1	$3.8	$3.4

The Company currently anticipates that it will make approximately $26 million in cash contributions to its pension plans in 2013, consisting of $12 million to its US pension plans and $14 million to its non-US pension plans.  For the three months ended March 31, 2013, cash contributions of less than $1 million were made to the non-US plans.  No cash contributions were made to the US plans in first quarter 2013.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended March 31,
(in millions)	2013	2012
Service cost	$0.8	$0.6
Interest cost	1.0	0.9
Amortization of net actuarial loss	0.3	0.1
Net postretirement benefit cost	$2.1	$1.6

8.                                      Inventories

Inventories are summarized as follows:

	At March 31,	At December 31,
(in millions)	2013	2012
Finished and in process	$533	$475
Raw materials	330	313
Manufacturing supplies and other	45	46
Total inventories	$908	$834

9.                                      Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012 is provided below:

		Deferred		Unrealized	Accumulated
	Currency	Gain/(Loss)	Pension	Loss	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2012	$(335)	$(17)	$(121)	$(2)	$(475)
Losses on cash flow hedges, net of income tax effect of $4		(9)			(9)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $6		(12)			(12)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			1		1
Currency translation adjustment	(22)				(22)
Balance, March 31, 2013	$(357)	$(38)	$(120)	$(2)	$(517)

		Deferred		Unrealized	Accumulated
	Currency	Gain/(Loss)	Pension	Loss	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2011	$(306)	$(35)	$(70)	$(2)	$(413)
Losses on cash flow hedges, net of income tax effect of $16		(29)			(29)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $2		5			5
Currency translation adjustment	36				36
Balance, March 31, 2012	$(270)	$(59)	$(70)	$(2)	$(401)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount Reclassified from AOCI		Affected Line Item in
Details about AOCI Components	Three Months ended March 31,		Condensed Consolidated Statements
(in millions)	2013	2012	of Income

Gains (losses) on cash flow hedges:
Commodity contracts	$19	$(6)	Cost of sales
Interest rate contracts	(1)	(1)	Financing costs, net

Losses related to pension and other postretirement obligations	(2)	—	(a)
Total before tax reclassifications	16	(7)
Tax (expense) benefit	(5)	2	Provision for income taxes
Total after tax reclassifications	$11	$(5)

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

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

Operating income, net income and diluted earnings per common share for the first quarter of 2013 increased from the results of a year ago, driven principally by operating income growth in our North America and Asia Pacific segments.  Our business performed well during the first quarter and we anticipate net sales and earnings per share growth in 2013.

We currently expect that our available cash balances, future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

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

For The Three Months Ended March 31, 2013

With Comparatives for the Three Months Ended March 31, 2012

Net Income attributable to Ingredion.  Net income for the quarter ended March 31, 2013 increased to $110.8 million, or $1.41 per diluted common share, from $94.2 million, or $1.21 per diluted common share, in the first quarter of 2012.  The results for the first three months of 2012 included after-tax restructuring charges of $2.5 million ($0.03 per diluted common share) related to our manufacturing optimization plan in North America and after-tax costs of $1.5 million ($0.02 per diluted common share) associated with our integration of National Starch.

Without the integration and restructuring costs in 2012, net income and diluted earnings per common share for 2013 would have increased 13 percent and 12 percent, respectively, from 2012.  The increase in net income primarily reflects operating income growth in North America and Asia Pacific, driven principally by improved product selling prices.  Additionally, a lower effective income tax rate and reduced financing costs contributed to our improved earnings.

Net Sales.  First quarter net sales totaled $1.58 billion, up 1 percent from first quarter 2012 net sales of $1.57 billion.  The increase in net sales reflects price/product mix improvement of 5 percent, which more than offset a 2 percent volume reduction and a 2 percent decline attributable to unfavorable currency translation associated with weaker foreign currencies.

North American net sales for first quarter 2013 increased 2 percent to $910 million, from $892 million a year ago. This increase reflects improved price/product mix of 5 percent, which more than offset a 3 percent volume decline.  In South America, first quarter 2013 net sales declined 5 percent to $349 million from $368 million a year ago, as a 10 percent reduction from unfavorable currency translation and a volume decline of 3 percent primarily reflecting weak economic conditions and excess capacity in the brewery industry, more than offset improved price/product mix of 8 percent.  In Asia Pacific, first quarter 2013 net sales increased 3 percent to $196 million from $189 million a year ago.  The increase reflects improved price/product mix of 3 percent and a 2 percent benefit from favorable currency translation primarily attributable to stronger Asian currencies, which more than offset a 2 percent volume reduction.  The volume reduction reflects the effect of the fourth quarter 2012 sale of our investment in our Chinese non-wholly-owned consolidated subsidiary, Shouguang Golden Far East Modified Starch Co., Ltd.  EMEA net sales for first quarter 2013 increased 3 percent to $130 million from $126 million last year.  This increase reflects a 5 percent price/product mix improvement and 2 percent volume growth, which more than offset unfavorable currency translation of 4 percent.

Cost of Sales and Operating Expenses. Cost of sales of $1.28 billion for first quarter 2013 was flat as compared to the prior year period.  Higher raw material costs were offset by reduced volume, the impacts of currency translation and the impacts of continued cost savings focus.  Currency translation caused cost of sales for 2013 to decrease approximately 2 percent from 2012, reflecting the impact of weaker foreign currencies, particularly in South America.  Gross corn costs per ton for 2013 increased approximately 7 percent from 2012 driven by higher market prices for corn.  Our gross profit margin for first quarter 2013 was 19 percent, consistent with the year-ago period.

First quarter 2013 operating expenses decreased slightly to $135.5 million from $136.2 million last year.  First quarter 2012 operating expenses included $2.4 million of integration costs.  Without the integration costs, operating expenses for first quarter 2013 would have increased approximately 1 percent from the prior year period.  This increase primarily reflects higher compensation-related costs, partially offset by the impact of weaker foreign currencies and the favorable impacts of our continued cost savings initiatives.  Currency translation caused first quarter 2013 operating expenses to decrease approximately 2 percent from a year ago.  Operating expenses for first quarter 2013 represented 8.6 percent of net sales, down from 8.7 percent a year ago.  Without integration costs in the first quarter of 2012, operating expenses would have represented 8.5 percent of net sales a year ago.

Other Income-net.  Other income-net for first quarter 2013 was $5 million, consistent with the year-ago period. Other income-net primarily includes various miscellaneous tax and insurance recoveries.

Operating Income.  First quarter 2013 operating income increased 9 percent to $175 million, from $161 million a year ago.  First quarter 2012 included a $4 million restructuring charge associated with our manufacturing optimization initiative in North America and $2 million of costs pertaining to the integration of National Starch.  Without the integration and restructuring costs in 2012, operating income for first quarter 2013 would have increased 5 percent from $167 million a year ago.  This increase primarily reflects improved product selling prices. Unfavorable currency translation associated with weaker foreign currencies caused operating income to decline by approximately $6 million from the prior year period.  North America operating income for first quarter 2013 increased 8 percent to $107.7 million from $100.0 million a year ago.  This increase primarily reflects improved product selling prices.  South America operating income for first quarter 2013 decreased 5 percent to $43.4 million from $45.6 million a year ago.  Improved product price/mix largely offset the unfavorable impacts of higher local product costs; translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real), which had a $5 million unfavorable impact on the segment; and lower volumes due to soft demand from a weaker economy.   Asia Pacific operating income for first quarter 2013 increased 13 percent to $23.0 million from $20.3 million a year ago, primarily driven by improved selling prices for our products.  EMEA first quarter 2013 operating income increased 2 percent to $19.3 million from $18.9 million a year ago.  The increase primarily reflects higher product selling prices and volume growth driven by improved demand for our products.  Translation effects associated with weaker foreign currencies reduced EMEA operating income by approximately $1 million.

Financing Costs-net.   Financing costs for first quarter 2013 decreased to $16.8 million from $19.5 million a year ago.  This decline primarily reflects reduced interest expense driven by lower average borrowings and interest rates.

Provision for Income Taxes.  The effective income tax rate for the first quarter of 2013 decreased to 29.2 percent from 32.4 percent a year ago.

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which retroactively extended into 2012 certain tax provisions that would have otherwise expired.  As a result, our first quarter 2013 tax provision includes approximately $1.5 million of tax benefit related to the US research and development credit and Subpart F income recognition provisions, which lowered the global effective tax rate by 90 basis points.

The Company has requested a determination from a Canadian federal court regarding the tax treatment of a prior period transaction.  It is reasonably possible that the determination could be received in the next 12 months.  A favorable determination would result in a discrete tax benefit of approximately $4.5 million.

Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for first quarter 2013 was $1.2 million, as compared with $1.5 million a year ago.  The decrease primarily reflects lower earnings from our operations in Pakistan.

Comprehensive Income Attributable to Ingredion. We recorded comprehensive income of $69 million for the first quarter of 2013, as compared with $106 million a year ago.  The decrease primarily reflects unfavorable currency translation, which more than offset our net income growth.  The unfavorable variance in the currency translation adjustment reflects a weakening in end-of-period foreign currencies at March 31, 2013 relative to the US dollar, as compared to a year ago when end-of-period foreign currencies had strengthened.

Liquidity and Capital Resources

During the first three months of 2013 we used $30 million of cash for operating activities, as compared to the year-ago period, when we generated $29 million of cash from operating activities.  The decrease in operating cash flow primarily reflects an increase in our investment in working capital, which more than offset our net income growth.  Our working capital increase for first quarter 2013 was driven principally by an increase in inventory quantities, an increase in accounts receivable due to higher sales and the timing of collections, and a decrease in accounts payable and accrued liabilities due to the timing of payments.  The first quarter 2013 usages of cash associated with working capital changes are expected to reverse during the remainder of 2013.  We anticipate that we will generate cash from operations of approximately $700 million for the full year 2013.

Capital expenditures of $66 million for the first three months of 2013 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be in the range of approximately $350 million to $400 million for full year 2013.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At March 31, 2013, there were no borrowings outstanding under our Revolving Credit Agreement.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $479 million of unused operating lines of credit in the various foreign countries in which we operate.

At March 31, 2013, we had total debt outstanding of $1.81 billion, compared to $1.80 billion at December 31, 2012.  The debt includes $350 million (principal amount) of 3.2 percent notes due 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $87 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.3 percent for the first three months of 2013, down from 4.6 percent in the comparable prior-year period.

On March 20, 2013, our board of directors declared a quarterly cash dividend of $0.38 per share of common stock, a 46 percent increase from the previous quarterly dividend of $0.26 per share.  This dividend was paid on April 25, 2013 to stockholders of record at the close of business on April 1, 2013.

We currently expect that our available cash balances, future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are planned to be permanently reinvested.  Approximately $256 million of our cash and cash equivalents as of March 31, 2013 is held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Hedging

We are exposed to market risk stemming from changes in commodity prices, foreign currency exchange rates and interest rates.  In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties.  Our hedging transactions may include, but are not limited to, a variety of derivative financial instruments such as commodity futures, options and swap contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Commodity Price Risk:

We use derivatives to manage price risk related to purchases of corn and natural gas used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At March 31, 2013, our accumulated other comprehensive loss account (“AOCI”) included $28 million of losses, net of income taxes of $14 million, related to these derivative instruments.  It is anticipated that approximately $25 million of these losses, net of income taxes of $13 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At March 31, 2013, we had foreign currency forward sales contracts with an aggregate notional amount of $282 million and foreign currency forward purchase contracts with an aggregate notional amount of $124 million that hedged transactional exposures.  The fair value of these derivative instruments was approximately $2 million at March 31, 2013.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At March 31, 2013, we did not have any T-Locks outstanding.

We have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $20 million at March 31, 2013 and is reflected in the Condensed Consolidated Balance Sheet within other non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At March 31, 2013, AOCI included $10 million of losses (net of income taxes of $6 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2013.

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

These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic conditions in Europe and Argentina, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the starch processing industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 46 to 47 in our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2012 to March 31, 2013.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Jan. 1 – Jan. 31, 2013	—	—	—	3,385 shares
Feb. 1 – Feb. 28, 2013	—	—	—	3,385 shares
March 1 – March 31, 2013	—	—	—	3,385 shares
Total	—		—

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of March 31, 2013, we had repurchased 1.6 million shares under the program, leaving 3.4 million shares available for repurchase.

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

INGREDION INCORPORATED

DATE:	May 6, 2013	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Executive Vice President and Chief Financial Officer

DATE:	May 6, 2013	By	/s/ Matthew R. Galvanoni
Matthew R. Galvanoni
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

11	Statement re: Computation of Earnings per Share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.