Form 10-Q
period 2013-06-30
Ingredion Inc
filed 2013-08-02
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT July 31, 2013
Common Stock, $.01 par value	77,538,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Net sales before shipping and handling costs	$1,715.4	$1,719.7	$3,377.9	$3,377.7
Less: shipping and handling costs	82.0	84.7	160.6	168.5
Net sales	1,633.4	1,635.0	3,217.3	3,209.2
Cost of sales	1,357.4	1,339.8	2,635.7	2,618.1
Gross profit	276.0	295.2	581.6	591.1

Operating expenses	138.5	131.5	274.1	267.7
Other (income), net	(2.6)	(2.8)	(7.7)	(7.8)
Restructuring / impairment charges	—	13.6	—	17.4

Operating income	140.1	152.9	315.2	313.8

Financing costs, net	16.3	17.2	33.0	36.7

Income before income taxes	123.8	135.7	282.2	277.1
Provision for income taxes	27.1	25.0	73.5	70.8
Net income	96.7	110.7	208.7	206.3
Less: Net income attributable to non-controlling interests	1.6	1.6	2.9	3.0
Net income attributable to Ingredion	$95.1	$109.1	$205.8	$203.3

Weighted average common shares outstanding:
Basic	77.6	76.6	77.5	76.5
Diluted	78.9	77.9	78.8	77.9

Earnings per common share of Ingredion:
Basic	$1.22	$1.42	$2.65	$2.66
Diluted	$1.20	$1.40	$2.61	$2.61

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Net income	$97	$111	$209	$206
Other comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $8, $19, $11 and $3, respectively	(16)	34	(26)	5
Amount of (gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $2, $5, $5 and $8, respectively	3	10	(8)	14
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	2	—	3	—
Unrealized gain on investment, net of income tax effect	1	—	1	—
Currency translation adjustment	(88)	(78)	(110)	(41)
Comprehensive income (loss)	(1)	77	69	184
Comprehensive income attributable to non-controlling interests	(2)	(2)	(3)	(3)
Comprehensive income (loss) attributable to Ingredion	$(3)	$75	$66	$181

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$569	$609
Short-term investments	—	19
Accounts receivable — net	828	814
Inventories	856	834
Prepaid expenses	24	19
Deferred income taxes	77	65
Total current assets	2,354	2,360

Property, plant and equipment - net of accumulated depreciation of $2,728 and $2,715, respectively	2,131	2,193
Goodwill	542	557
Other intangible assets - net of accumulated amortization of $41 and $35, respectively	316	329
Deferred income taxes	17	21
Investments	11	10
Other assets	105	122
Total assets	$5,476	$5,592

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$91	$76
Deferred income taxes	2	2
Accounts payable and accrued liabilities	717	855
Total current liabilities	810	933

Non-current liabilities	285	297
Long-term debt	1,719	1,724
Deferred income taxes	163	160
Share-based payments subject to redemption	19	19

Equity
Ingredion Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 77,635,694 and 77,141,691 shares issued at June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	1,163	1,148
Less: Treasury stock (common stock; 111,860 and 109,768 shares at June 30, 2013 and December 31, 2012, respectively) at cost	(7)	(6)
Accumulated other comprehensive loss	(615)	(475)
Retained earnings	1,916	1,769
Total Ingredion stockholders’ equity	2,458	2,437
Non-controlling interests	22	22
Total equity	2,480	2,459

Total liabilities and equity	$5,476	$5,592

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2012	$1	$1,148	$(6)	$(475)	$1,769	$22	$19
Net income attributable to Ingredion					206
Net income attributable to non-controlling interests						3
Dividends declared					(59)	(3)
Losses on cash flow hedges, net of income tax effect of $11				(26)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $5				(8)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				3
Unrealized gain on investment, net of income tax effect				1
Share-based compensation		15	(1)
Currency translation adjustment				(110)
Balance, June 30, 2013	$1	$1,163	$(7)	$(615)	$1,916	$22	$19

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2011	$1	$1,146	$(42)	$(413)	$1,412	$29	$15
Net income attributable to Ingredion					203
Net income attributable to non-controlling interests						3
Dividends declared					(30)	(3)
Gains on cash flow hedges, net of income tax effect of $3				5
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $8				14
Repurchases of common stock			(16)
Share-based compensation		(7)	27				(2)
Currency translation adjustment				(41)
Other						(1)
Balance, June 30, 2012	$1	$1,139	$(31)	$(435)	$1,585	$28	$13

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2013	2012
Cash provided by operating activities:
Net income	$209	$206
Non-cash charges to net income:
Write-off of impaired assets	—	6
Depreciation and amortization	98	107
Changes in working capital:
Accounts receivable and prepaid items	(89)	(48)
Inventories	(48)	(17)
Accounts payable and accrued liabilities	(139)	(38)
Decrease in margin accounts	14	56
Other	67	46
Cash provided by operating activities	112	318

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(132)	(128)
Short-term investments	19	—
Other	2	—
Cash used for investing activities	(111)	(128)

Cash used for financing activities:
Proceeds from borrowings	22	20
Payments on debt	(3)	(131)
Repurchases of common stock	(1)	(16)
Issuances of common stock	11	13
Dividends paid (including to non-controlling interests)	(52)	(33)
Excess tax benefit on share-based compensation	—	1
Cash used for financing activities	(23)	(146)

Effect of foreign exchange rate changes on cash	(18)	(5)
Increase (decrease) in cash and cash equivalents	(40)	39
Cash and cash equivalents, beginning of period	609	401
Cash and cash equivalents, end of period	$569	$440

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2012 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2013 and 2012, and the financial position of the Company as of June 30, 2013.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.                                      New Accounting Standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires new asset and liability offsetting disclosures for derivatives, repurchase agreements and security lending transactions to the extent that they are: (1) offset in the financial statements; or (2) subject to an enforceable master netting arrangement or similar agreement.  This Update requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and was effective for the Company in the first quarter of 2013.  The Company’s derivative instruments are not offset in the financial statements and are not subject to right of offset provisions with our counterparties.  Accordingly, this Update did not have a material impact on the Company’s 2013 Condensed Consolidated Financial Statements but could have an impact on future disclosures.  Additional information about derivative instruments can be found in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

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

3.                                      Restructuring and Asset Impairment Charges

In the second quarter of 2012, the Company decided to restructure its business operations in Kenya and close its manufacturing plant in the country.  As part of that decision, the Company recorded a $10 million restructuring charge to its second quarter 2012 Statement of Income consisting of a $6 million fixed asset impairment charge, a $2 million charge to reduce certain working capital balances to fair value based on the announced closure, and $2 million of costs primarily consisting of severance pay related to the termination of the majority of its employees in Kenya.  The Company incurred $10 million of additional restructuring costs during the second half of 2012 related to the plant closure.  Most of these costs were recorded in the fourth quarter of 2012 and included an $8 million charge to realize the cumulative translation adjustment associated with the Kenyan operations.

Additionally, as part of a manufacturing optimization program developed to improve profitability in conjunction with the acquisition of National Starch, in the second quarter of 2011 the Company committed to a plan to optimize its production capabilities at certain of its North American facilities.  As a result, the Company recorded restructuring charges to write-off certain equipment by the plan completion date.  The plan was completed in October 2012 and the equipment has been completely written off.  For the second quarter and first-half of 2012, the Company recorded charges of $4 million and $7 million, respectively, of which $3 million and $6 million represent accelerated depreciation on the equipment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net Sales
North America	$976.8	$949.7	$1,886.7	$1,841.5
South America	320.8	349.1	669.5	716.6
Asia Pacific	200.2	208.1	395.7	397.2
EMEA	135.6	128.1	265.4	253.9
Total	$1,633.4	$1,635.0	$3,217.3	$3,209.2

Operating Income
North America	$103.9	$96.9	$211.6	$196.9
South America	17.3	47.3	60.6	92.9
Asia Pacific	23.6	22.9	46.7	43.2
EMEA	16.9	18.8	36.2	37.6
Corporate	(21.6)	(18.1)	(39.9)	(35.7)
Sub-total	140.1	167.8	315.2	334.9
Restructuring/impairment charges	—	(13.6)	—	(17.4)
Integration costs	—	(1.3)	—	(3.7)
Total	$140.1	$152.9	$315.2	$313.8

(in millions)	At June 30, 2013	At December 31, 2012
Total Assets
North America	$3,142	$3,116
South America	1,102	1,230
Asia Pacific	711	730
EMEA	521	516
Total	$5,476	$5,592

5.                                      Financial Instruments, Derivatives and Hedging Activities

The Company has manufacturing operations in North America, South America, Asia Pacific and EMEA.  The Company’s products are made primarily from corn.

The Company is exposed to market risk stemming from changes in commodity prices (corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties.  Derivative financial instruments currently used by the Company consist of commodity futures, options and swap contracts, foreign currency forward contracts, swaps and options, and interest rate swaps.

Commodity price hedging:  The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to eighteen months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock-in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the month in which the related corn or natural gas impacts earnings or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash flow hedges are not significant.

At June 30, 2013, AOCI included $42 million of losses, net of income taxes of $20 million, pertaining to commodities-related derivative instruments designated as cash flow hedges.  At December 31, 2012, AOCI included $7 million of losses, net of income taxes of $4 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any T-locks outstanding at June 30, 2013 or December 31, 2012. The Company has interest rate swap agreements that effectively convert the interest rate on its 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss associated with the change in fair value of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at June 30, 2013 and December 31, 2012 was $15 million and $20 million, respectively, and is reflected in the Condensed

Consolidated Balance Sheets within other non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At June 30, 2013, AOCI included $9 million of losses (net of income taxes of $6 million) related to settled T-Locks.  At December 31, 2012, AOCI included $10 million of losses (net of income taxes of $6 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  At June 30, 2013, the Company had foreign currency forward sales contracts with an aggregate notional amount of $440 million and foreign currency forward purchase contracts with an aggregate notional amount of $87 million that hedged transactional exposures.  At December 31, 2012, the Company had foreign currency forward sales contracts with an aggregate notional amount of $268 million and foreign currency forward purchase contracts with an aggregate notional amount of $167 million that hedged transactional exposures.  The fair value of these derivative instruments are assets of $2 million at June 30, 2013 and liabilities of $5 million at December 31, 2012, respectively.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash flow hedges and presented gross on the Condensed Consolidated Balance Sheets are reflected below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At June 30, 2013	At December 31, 2012	Balance Sheet Location	At June 30, 2013	At December 31, 2012

Commodity and foreign currency contracts	Accounts receivable-net	$1	$5	Accounts payable and accrued liabilities	$44	$34

				Non-current liabilities	4	6
Total		$1	$5		$48	$40

At June 30, 2013, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 51 million bushels of corn and 24 million pounds of soy bean oil.  The Company is unable to directly hedge price risk related to co-product sales; however, it enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  Also at June 30, 2013, the Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 13 million mmbtu’s of natural gas.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Reclassified from AOCI into Income	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Commodity and foreign currency contracts	$(24)	$53	Cost of sales	$(4)	$(14)
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(24)	$53		$(5)	$(15)

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash Flow Hedging Relationships	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Reclassified from AOCI into Income	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Commodity and foreign currency contracts	$(37)	$8	Cost of sales	$15	$(20)
Interest rate contracts	—	—	Financing costs, net	(2)	(2)
Total	$(37)	$8		$13	$(22)

At June 30, 2013, AOCI included approximately $39 million of losses, net of income taxes of $19 million, on commodities-related derivative instruments designated as cash flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally at June 30, 2013, AOCI included approximately $2 million of losses on settled T-Locks, net of income taxes of $1 million, which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	At June 30, 2013				At December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$4	$4	$—	$—	$3	$3	$—	$—
Derivative assets	18	1	17	—	25	5	20	—
Derivative liabilities	48	37	11	—	45	24	21	—
Long-term debt	1,832	—	1,832	—	1,914	—	1,914	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities, are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At June 30, 2013, the carrying value and fair value of the Company’s long-term debt was $1.72 billion and $1.83 billion, respectively.

6.                                      Share-Based Compensation

A summary of information with respect to share-based compensation is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Total share-based compensation expense included in net income	$4.3	$4.2	$8.9	$8.5
Income tax benefit related to share-based compensation included in net income	$1.3	$1.2	$2.7	$2.6

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

The Company granted non-qualified options to purchase 416 thousand shares and 460 thousand shares of the Company’s common stock during the six months ended June 30, 2013 and 2012, respectively.  The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended June 30,
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

Stock option activity for the six months ended June 30, 2013 was as follows:

(dollars and options in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,032	$35.66
Granted	416	66.07
Exercised	(371)	29.62
Cancelled	(42)	51.16
Outstanding at June 30, 2013	3,035	40.36	6.12	$76,852

Exercisable at June 30, 2013	2,224	33.27	5.09	$71,945

For the six months ended June 30, 2013, cash received from the exercise of stock options was $11 million.  At June 30, 2013, the total remaining unrecognized compensation cost related to stock options approximated $11 million, which will be amortized over the weighted-average period of approximately 1.6 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share)	2013	2012	2013	2012
Weighted average grant date fair value of stock options granted (per share)	$—	$16.56	$17.87	$16.16
Total intrinsic value of stock options exercised	$3,467	$3,058	$14,652	$14,055

Restricted Shares of Common Stock and Restricted Stock Units:

The Company has granted shares of restricted common stock (“restricted shares”) and restricted stock units (“restricted units”) to certain key employees.  The restricted shares and restricted units are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The grant date fair value of the restricted shares and restricted units is determined based upon the number of shares granted and the ending market price of the Company’s stock at the grant date.  Expense recognized for restricted shares and restricted units for the three and six months ended June 30, 2013 aggregated $2 million and $4 million, respectively, as compared to $2 million and $3 million, in the comparable prior year periods.

The following table summarizes restricted share and restricted unit activity for the six months ended June 30, 2013:

	Restricted Shares		Restricted Units
(in thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	95	$29.69	385	$49.77
Granted	—	—	133	66.37
Vested	(33)	34.02	(10)	42.31
Cancelled	(1)	34.36	(24)	54.41
Non-vested at June 30, 2013	61	27.26	484	54.27

At June 30, 2013, the total remaining unrecognized compensation cost related to restricted shares was $0.3 million, which will be amortized over a weighted-average period of approximately 1.0 years.  At June 30, 2013, the total remaining unrecognized compensation cost related to restricted units was $14 million, which will be amortized over a weighted-average period of approximately 1.7 years.

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

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$2.0	$1.6	$2.3	$2.0	$3.9	$3.3	$4.7	$4.0
Interest cost	2.8	2.9	3.1	3.0	5.6	5.9	6.2	6.1
Expected return on plan assets	(4.6)	(4.0)	(3.0)	(2.7)	(9.1)	(8.1)	(6.0)	(5.4)
Amortization of net actuarial loss	0.5	0.6	1.2	1.0	1.0	1.1	2.5	1.9
Amortization of prior service credit	—	—	—	—	—	—	(0.1)	—
Amortization of transition obligation	—	—	0.1	0.1	—	—	0.2	0.2
Net pension cost	$0.7	$1.1	$3.7	$3.4	$1.4	$2.2	$7.5	$6.8

The Company currently anticipates that it will make approximately $18 million in cash contributions to its pension plans in 2013, consisting of $4 million to its US pension plans and $14 million to its non-US pension plans.  For the six months ended June 30, 2013, cash contributions of approximately $5 million were made to the non-US plans.  No cash contributions were made to the US plans during the first half of 2013.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Service cost	$0.8	$0.6	$1.6	$1.2
Interest cost	1.0	0.8	2.0	1.7
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net actuarial loss	0.3	0.1	0.6	0.2
Net postretirement benefit cost	$2.1	$1.6	$4.2	$3.2

8.                                      Inventories

Inventories are summarized as follows:

(in millions)	At June 30, 2013	At December 31, 2012
Finished and in process	$509	$475
Raw materials	301	313
Manufacturing supplies and other	46	46
Total inventories	$856	$834

9.                                      Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension	Loss	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2012	$(335)	$(17)	$(121)	$(2)	$(475)
Losses on cash flow hedges, net of income tax effect of $11		(26)			(26)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $5		(8)			(8)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			3		3
Unrealized gain on investment, net of income tax effect				1	1
Currency translation adjustment	(110)				(110)
Balance, June 30, 2013	$(445)	$(51)	$(118)	$(1)	$(615)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension	Loss	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2011	$(306)	$(35)	$(70)	$(2)	$(413)
Gains on cash flow hedges, net of income tax effect of $3		5			5
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $8		14			14
Currency translation adjustment	(41)				(41)
Balance, June 30, 2012	$(347)	$(16)	$(70)	$(2)	$(435)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount Reclassified from AOCI
	Three Months ended		Six Months ended		Affected Line Item in
Details about AOCI Components	June 30,		June 30,		Consolidated Statements
(in millions)	2013	2012	2013	2012	of Income
Gains (losses) on cash flow hedges:
Commodity and foreign currency contracts	$(4)	$(14)	$15	$(20)	Cost of sales
Interest rate contracts	(1)	(1)	(2)	(2)	Financing costs, net

Losses related to pension and other postretirement obligations	(2)	—	(4)	—	(a)
Total before tax reclassifications	$(7)	$(15)	$9	$(22)
Income tax (expense) benefit	2	5	(4)	8
Total after-tax reclassifications	$(5)	$(10)	$5	$(14)

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

10.                               Income Taxes

The effective income tax rate for the second quarter of 2013 was 21.9 percent compared to 18.4 percent a year ago.  The effective income tax rate for the first six months of 2013 was 26.0 percent compared to 25.6 percent a year ago.

The second quarter of 2013 includes a favorable determination received from a Canadian court regarding the tax treatment of a prior period transaction, resulting in a discrete tax benefit of $5 million.  The second quarter also includes the recognition of previously unrecognized tax benefits of approximately $3 million.

The Company’s effective income tax rate for the second quarter of 2012 was favorably impacted by the recognition of the effects of a reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of the Company’s Korean subsidiary.  The effective income tax rates for the 2012 periods also included the recognition of an income tax benefit of $6 million related to the $10 million pre-tax charge in Kenya and associated tax write-off of the investment.  Without these items, the Company’s effective income tax rates for the second quarter and first half of 2012 would have been approximately 30 percent and 31 percent, respectively.

It is reasonably likely that approximately $3 million of previously unrecognized tax benefits will be recognized in the third quarter of 2013 as a result of a lapse of the statute of limitations.

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

Operating income, net income and diluted earnings per common share for the second quarter of 2013 decreased 8 percent, 13 percent and 14 percent, respectively, from the results of a year ago, driven principally by significantly reduced operating income in South America where economic conditions have deteriorated. We believe that our South American business will continue to be unfavorably impacted by difficult economic conditions and we anticipate that our full year 2013 diluted earnings per share will decline from 2012.

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

For The Three and Six Months Ended June 30, 2013

With Comparatives for the Three and Six Months Ended June 30, 2012

Net Income attributable to Ingredion.  Net income for the quarter ended June 30, 2013 decreased to $95.1 million, or $1.20 per diluted common share, from $109.1 million, or $1.40 per diluted common share, in the second quarter of 2012.  Net income for the six months ended June 30, 2013 increased to $205.8 million, or $2.61 per diluted common share, from $203.3 million, or $2.61 per diluted common share, in the prior year period.  The second quarter and first half results for 2012 included the reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share) and after-tax charges for impaired assets and employee termination costs in Kenya of $4 million ($0.05 per diluted common share).  The second quarter and first half 2012 results also included after-tax restructuring charges of approximately $2 million ($0.03 per diluted common share) and $5 million ($0.06 per diluted common share), respectively, relating to our manufacturing optimization plan in North America.   Additionally, the second quarter and first half 2012 results included after-tax costs of $1 million ($0.01 per diluted common share) and $2 million ($0.03 per diluted common share), respectively, associated with our integration of National Starch.

Without the 2012 reversal of the Korean deferred tax asset valuation allowance, the impairment/restructuring charges and the integration costs, net income and diluted earnings per common share for second quarter 2013 would have declined 8 percent and 10 percent, respectively, from a year ago, while net income and diluted earnings per common share for the first half of 2013 would have increased 2 percent and 1 percent, respectively.  The declines for the second quarter of 2013 primarily reflect lower operating income driven principally by significantly reduced operating income in South America, which more than offset earnings growth in North America.  A lower effective income tax rate and reduced financing costs partially offset the impacts of our operating income declines.  The increases in net income and diluted earnings per common share for the first half of 2013 reflect a lower effective income tax rate and, to a lesser extent, reduced financing costs.

Net Sales.  Second quarter 2013 net sales totaled $1.63 billion, relatively unchanged from second quarter 2012 net sales of $1.64 billion.  Improved price/product mix of 5 percent was offset by a 3 percent volume decline and unfavorable currency translation of 2 percent due to weaker foreign currencies.

North American net sales for second quarter 2013 increased 3 percent to $977 million, from $950 million a year ago.  This increase reflects improved price/product mix of 6 percent, which more than offset a 3 percent volume decline.  In South America, second quarter 2013 net sales decreased 8 percent to $321 million from $349 million a year ago, as unfavorable currency translation of 7 percent coupled with a 6 percent volume reduction, more than offset a price/product mix improvement of 5 percent.  The volume reduction primarily reflects weaker economic conditions, particularly in the Southern Cone of South America and in Brazil, and reduced sales to the brewing industry where excess industry capacity has weakened demand for high maltose in Brazil.  Additionally, while price/product mix has improved, it was insufficient to allow us to fully recover increased corn, energy and labor costs through higher selling prices.  Asia Pacific second quarter 2013 net sales declined 4 percent to $200 million from $208 million a year ago.  The decrease reflects a 3 percent volume reduction and lower price/product mix of 2 percent, which more than offset a 1 percent benefit from favorable currency translation primarily attributable to stronger Asian currencies.  The volume reduction reflects the effect of the fourth quarter 2012 sale of our investment in our Chinese non-wholly-owned consolidated subsidiary, Shouguang Golden Far East Modified Starch Co., Ltd. (“GFEMS”).  Without second quarter 2012 net sales of $8 million from GFEMS, Asia Pacific net sales for second quarter 2013 would have been flat and volume would have increased approximately 1 percent from the year-ago period.  EMEA net sales for second quarter 2013 grew 6 percent to $136 million from $128 million a year ago.  This increase reflects a 7 percent price/product mix improvement and 3 percent volume growth, which more than offset unfavorable currency translation of 4 percent.  Without a $2 million sales reduction attributable to the closure of our plant in Kenya, EMEA net sales for second quarter 2013 would have increased approximately 8 percent and volume would have grown approximately 5 percent from the prior year period.

First half 2013 net sales totaled $3.22 billion, relatively unchanged from $3.21 billion a year ago.  Price/product mix improvement of 5 percent was offset by a 3 percent volume decline and unfavorable currency translation of 2 percent due to weaker foreign currencies.

Net sales in North America for the first half of 2013 increased 2 percent to $1.89 billion from $1.84 billion in the prior year period.  This increase reflects improved price/product mix of 5 percent, which more than offset a 3 percent volume decline.  In South America, first half 2013 net sales decreased 7 percent to $670 million from $717 million a year ago, as an 8 percent decline attributable to weaker foreign currencies and a 5 percent volume reduction more than offset a 6 percent price/product mix improvement.  The volume reduction primarily reflects weaker economic conditions, particularly in the Southern Cone of South America and in Brazil, and reduced sales to the brewing industry where excess industry capacity has weakened demand for high maltose in Brazil.  Additionally, while price/product mix has improved, it was insufficient to allow us to fully recover increased corn, energy and labor costs through higher selling prices, particularly during the second quarter.  Asia Pacific first half 2013 net sales declined slightly to $396 million from $397 million a year ago, as a volume decline of 2 percent more than offset favorable currency translation of 1 percent and modest price/product mix improvement.  The volume reduction reflects the effect of the fourth quarter 2012 sale of our investment in GFEMS.  Without first half 2012 net sales of $13 million from GFEMS, Asia Pacific net sales for first half 2013 would have increased 3 percent and volume would have increased approximately 1 percent from a year ago.  EMEA net sales for first half 2013 increased 5 percent to $265 million from $254 million a year ago.  This increase reflects price/product mix improvement of 6 percent and 2 percent volume growth, which more than offset unfavorable currency translation of 3 percent.  Without a $7 million sales reduction attributable to the closure of our plant in Kenya, EMEA net sales for first half 2013 would have increased approximately 8 percent and volume would have grown approximately 6 percent from the prior year period.

Cost of Sales and Operating Expenses. Cost of sales of $1.36 billion for the second quarter of 2013 increased 1 percent from $1.34 billion in the prior year period.  Cost of sales of $2.64 billion for the first half of 2013 increased 1 percent from $2.62 billion a year ago.  Higher raw material costs were substantially offset by reduced volume, the effects of currency translation and the impacts of continued cost savings focus.  Currency translation caused cost of sales for both the second quarter and first half of 2013 to decrease approximately 2 percent from the prior year periods, reflecting the impact of weaker foreign currencies, particularly in South America.  Gross corn costs per ton for the second quarter and first half of 2013 increased approximately 8 percent and 7 percent, respectively, from the comparable prior year periods, driven by higher market prices for corn.  Our gross profit margin for the second quarter and first half of 2013 was 16.9 percent and 18.1 percent, respectively, compared to 18.1 percent and 18.4 percent last year.

Operating expenses for the second quarter and first half of 2013 increased to $139 million and $274 million, respectively, from $132 million and $268 million last year.  These increases primarily reflect higher compensation-related costs, partially offset by the impact of weaker foreign currencies and the favorable impacts of our continued cost savings initiatives.  Currency translation associated with the weaker foreign currencies caused operating expenses for the second quarter and first half of 2013 to decrease approximately 2 percent from the prior year periods.  Operating expenses, as a percentage of net sales, were 8.5 percent for both the second quarter and first half of 2013, as compared to 8.0 percent and 8.3 percent, respectively, in the comparable prior year periods.

Operating Income.  Second quarter 2013 operating income decreased 8 percent to $140 million from $153 million a year ago.  The prior year period included a $10 million charge for impaired assets and restructuring costs in Kenya, $4 million of restructuring charges to reduce the carrying value of certain equipment in connection with our manufacturing optimization plan in North America and $1 million of costs pertaining to the integration of National Starch.  Without the impairment, restructuring and integration costs, operating income for second quarter 2013 would have decreased 17 percent from $168 million a year ago.  This decline primarily reflects significantly reduced operating income in South America, which more than offset operating income growth in North America.  Unfavorable currency translation due to weaker foreign currencies, particularly in South America, reduced operating income by approximately $2 million from the prior year period.  North America operating income for second quarter 2013 increased 7 percent to $103.9 million from $96.9 million a year ago.  The increase was driven by improved product selling prices and cost savings.  South America operating income for second quarter 2013 decreased 63 percent to $17.3 million from $47.3 million a year ago.  The decrease reflects significantly weaker results in the Southern Cone of South America and in Brazil.  Our inability to increase selling prices to a level sufficient to recover higher local product costs, particularly in Argentina, and lower sales volumes due to soft demand from a weaker economy, drove the earnings decline.  Additionally, a $4 million charge related to a fungus that impacted our stevia plants in Brazil contributed to the lower operating income.  Translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $2 million.  We anticipate that our business in South America will continue to be challenged with high product costs, local currency devaluation, product pricing limitations and volume pressures for the remainder of the year.  Asia Pacific operating income for second quarter 2013 increased 3 percent to $23.6 million from $22.9 million a year ago, primarily driven by improved volume and slightly favorable currency translation associated with stronger Asian currencies.  EMEA operating income decreased 10 percent to $16.9 million from $18.8 million a year ago primarily reflecting higher local product and energy costs.  Unfavorable currency translation associated with weaker foreign currencies also contributed to the lower operating results.

First half 2013 operating income was $315 million, up slightly from $314 million a year ago.  The prior year period included a $10 million charge for impaired assets and restructuring costs in Kenya, $7 million of restructuring charges to reduce the carrying value of certain equipment in connection with our manufacturing optimization plan in North America and $4 million of costs pertaining to the integration of National Starch.  Without the impairment, restructuring and integration costs, operating income for first half 2013 would have decreased 6 percent from $335 million a year ago, primarily reflecting reduced operating income in South America, which more than offset earnings growth in North America.  Unfavorable currency translation associated with weaker foreign currencies caused operating income to decline by approximately $8 million from the prior year period.  North America operating income for first half 2013 increased 7 percent to $211.6 million from $196.9 million a year ago.  This increase primarily reflects improved product selling prices and cost savings.  South America operating income for first half 2013 declined 35 percent to $60.6 million from $92.9 million a year ago.  The decrease reflects significantly weaker results in the Southern Cone of South America and in Brazil, particularly during the second quarter of 2013.  Our inability to increase selling prices to a level sufficient to recover higher local product costs, primarily in Argentina, and lower sales volumes due to soft demand from a weaker economy, drove the earnings decline.  Additionally, a $4 million charge related to a fungus that impacted our stevia plants in Brazil contributed to the lower operating income.  Translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $7 million.  We anticipate that our business in South America will continue to be challenged with high product costs, local currency devaluation, product pricing limitations and volume pressures for the remainder of the year.  Asia Pacific operating income for first half 2013 grew 8 percent to $46.7 million from $43.2 million a year ago, driven by improved volume and higher product selling prices.  Slightly favorable currency translation associated with stronger Asian currencies also contributed to the improved operating results.  EMEA operating income decreased 4 percent to $36.2 million from $37.6 million a year ago.  Improved product price/mix and volume growth largely offset the unfavorable impacts of higher local product and energy costs.  Additionally, translation effects associated with weaker foreign currencies caused EMEA operating income to decrease by approximately $1 million.

Financing Costs-net.   Financing costs for the second quarter and first half of 2013 declined to $16.3 million and $33.0 million, respectively, from $17.2 million and $36.7 million in the comparable prior year periods.  These declines primarily reflect reduced interest expense driven by lower average borrowings and interest rates.

Provision for Income Taxes.  Our effective income tax rate for the second quarter of 2013 was 21.9 percent compared to 18.4 percent a year ago.  The effective income tax rate for the first six months of 2013 was 26.0 percent compared to 25.6 percent a year ago.

The second quarter of 2013 includes a favorable determination received from a Canadian court regarding the tax treatment of a prior period transaction, resulting in a discrete tax benefit of $5 million.  The second quarter also includes the recognition of previously unrecognized tax benefits of approximately $3 million.

Our effective income tax rate for the second quarter of 2012 was favorably impacted by the recognition of the effects of a reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary.  The effective income tax rates for the 2012 periods also included the recognition of an income tax benefit of $6 million related to the $10 million pre-tax charge in Kenya and associated tax write-off of the investment.  Without these items, our effective income tax rates for the second quarter and first half of 2012 would have been approximately 30 percent and 31 percent, respectively.

It is reasonably likely that approximately $3 million of previously unrecognized tax benefits will be recognized in the third quarter of 2013 as a result of a lapse of the statute of limitations.

Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for second quarter and first half 2013 was $1.6 million and $2.9 million, respectively, consistent with the prior year periods.

Comprehensive Income (Loss) Attributable to Ingredion. We recorded a comprehensive loss of $3 million for the second quarter of 2013, as compared to comprehensive income of $75 million in the prior year period.  The decrease primarily reflects a $57 million unfavorable variance in cash flow hedge activity.  For the first half of 2013, we recorded comprehensive income of $66 million, as compared with $181 million a year ago.  The decrease primarily reflects unfavorable variances related to currency translation and deferred losses on cash flow hedges of $69 million and $53 million, respectively.  The unfavorable variances in the currency translation adjustment reflect a greater weakening in end of period foreign currencies relative to the US dollar in 2013, as compared to the year-ago periods.

Liquidity and Capital Resources

Cash provided by operating activities for the first six months of 2013 was $112 million.  Our working capital increase for first half 2013 was driven principally by an increase in inventories reflecting higher raw material costs and increased period-end quantities, an increase in accounts receivable due to higher sales late in the second quarter of 2013 as compared to 2012 and the timing of collections, and a decrease in accounts payable and accrued liabilities attributable to the timing of payments.

Capital expenditures of $132 million for the first six months of 2013 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be in the range of approximately $300 million to $350 million for full year 2013.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At June 30, 2013, there were no borrowings outstanding under our Revolving Credit Agreement.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $483 million of unused operating lines of credit in the various foreign countries in which we operate.

At June 30, 2013, we had total debt outstanding of $1.81 billion, compared to $1.80 billion at December 31, 2012.  The debt includes $350 million of 3.2 percent notes due 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $91 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.3 percent for the first six months of 2013, down from 4.4 percent in the comparable prior-year period.

On May 15, 2013, our board of directors declared a quarterly cash dividend of $0.38 per share of common stock.  This dividend was paid on July 25, 2013 to stockholders of record at the close of business on July 1, 2013.

We currently expect that our available cash balances, future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are determined to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $309 million of our cash and cash equivalents as of June 30, 2013 is held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At June 30, 2013, our accumulated other comprehensive loss account (“AOCI”) included $42 million of losses, net of income taxes of $20 million, related to these derivative instruments.  It is anticipated that approximately $39 million of these losses, net of income taxes of $19 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At June 30, 2013, we had foreign currency forward sales contracts with an aggregate notional amount of $440 million and foreign currency forward purchase contracts with an aggregate notional amount of $87 million that hedged transactional exposures.  The fair value of these derivative instruments is an asset of $2 million at June 30, 2013.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At June 30, 2013, we did not have any T-Locks outstanding.  We have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements is $15 million at June 30, 2013 and is reflected in the Condensed Consolidated Balance Sheet within other non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At June 30, 2013, AOCI included $9 million of losses (net of income taxes of $6 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2013.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  Forward-looking statements include, among other things, any statements regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic conditions in Europe and South America, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the starch processing industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 46 to 47 in our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2012 to June 30, 2013.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of

June 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

April 1 — April 30, 2013	—	—	—	3,385 shares
May 1 — May 31, 2013	—	—	—	3,385 shares
June 1 — June 30, 2013	—	—	—	3,385 shares
Total	—		—

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of June 30, 2013, we had repurchased 1.6 million shares under the program, leaving 3.4 million shares available for repurchase.

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

INGREDION INCORPORATED

DATE:	August 2, 2013	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Executive Vice President and Chief Financial Officer

DATE:	August 2, 2013	By	/s/ Matthew R. Galvanoni
Matthew R. Galvanoni
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

10.35	Confidential Separation Agreement and General Release, dated as of March 29, 2013, by and between the Company and Kimberly A. Hunter

11	Statement re: Computation of Earnings per Share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.