Form 10-Q
period 2013-09-30
Ingredion Inc
filed 2013-11-01
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 30, 2013
Common Stock, $.01 par value	76,678,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Net sales before shipping and handling costs	$1,695.8	$1,764.3	$5,073.7	$5,141.9
Less: shipping and handling costs	84.1	85.3	244.7	253.7
Net sales	1,611.7	1,679.0	4,829.0	4,888.2
Cost of sales	1,352.9	1,365.8	3,988.5	3,983.9
Gross profit	258.8	313.2	840.5	904.3

Operating expenses	125.0	137.1	399.1	404.9
Other (income), net	(3.1)	(2.3)	(10.7)	(10.2)
Restructuring / impairment charges	—	9.6	—	27.0

Operating income	136.9	168.8	452.1	482.6

Financing costs, net	17.9	16.0	50.9	52.6

Income before income taxes	119.0	152.8	401.2	430.0
Provision for income taxes	30.7	38.9	104.1	109.7
Net income	88.3	113.9	297.1	320.3
Less: Net income attributable to non-controlling interests	2.0	1.2	4.9	4.3
Net income attributable to Ingredion	$86.3	$112.7	$292.2	$316.0

Weighted average common shares outstanding:
Basic	77.3	76.5	77.5	76.5
Diluted	78.6	77.8	78.8	77.9

Earnings per common share of Ingredion:
Basic	$1.12	$1.47	$3.77	$4.13
Diluted	$1.10	$1.45	$3.71	$4.06

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net income	$88	$114	$297	$320
Other comprehensive income (loss):
Gains (losses) on cash flow hedges, net of income tax effect of $14, $36, $25 and $39, respectively	(29)	65	(54)	70
Amount of (gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $9, $2, $4 and $6, respectively	18	(3)	10	11
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	2	4	5	4
Unrealized gain on investment, net of income tax effect	—	—	1	—
Cumulative translation adjustment	6	16	(105)	(25)
Comprehensive income	85	196	154	380
Comprehensive income attributable to non-controlling interests	(2)	(1)	(5)	(4)
Comprehensive income attributable to Ingredion	$83	$195	$149	$376

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$618	$609
Short-term investments	—	19
Accounts receivable — net	829	814
Inventories	748	834
Prepaid expenses	24	19
Deferred income taxes	88	65
Total current assets	2,307	2,360

Property, plant and equipment - net of accumulated depreciation of $2,773 and $2,715, respectively	2,144	2,193
Goodwill	542	557
Other intangible assets - net of accumulated amortization of $45 and $35, respectively	315	329
Deferred income taxes	17	21
Investments	11	10
Other assets	108	122
Total assets	$5,444	$5,592

Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$44	$76
Deferred income taxes	2	2
Accounts payable and accrued liabilities	730	855
Total current liabilities	776	933

Non-current liabilities	275	297
Long-term debt	1,721	1,724
Deferred income taxes	168	160
Share-based payments subject to redemption	21	19

Equity
Ingredion Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares-$0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value — 77,671,770 and 77,141,691 shares issued at Sept. 30, 2013 and Dec. 31, 2012, respectively	1	1
Additional paid-in capital	1,165	1,148
Less: Treasury stock (common stock; 956,679 and 109,768 shares at Sept. 30, 2013 and Dec. 31, 2012, respectively) at cost	(60)	(6)
Accumulated other comprehensive loss	(618)	(475)
Retained earnings	1,972	1,769
Total Ingredion stockholders’ equity	2,460	2,437
Non-controlling interests	23	22
Total equity	2,483	2,459

Total liabilities and equity	$5,444	$5,592

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2012	$1	$1,148	$(6)	$(475)	$1,769	$22	$19
Net income attributable to Ingredion					292
Net income attributable to non-controlling interests						5
Dividends declared					(89)	(4)
Losses on cash flow hedges, net of income tax effect of $25				(54)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $4				10
Repurchases of common stock			(56)
Share-based compensation		17	2				2
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				5
Unrealized gain on investment, net of income tax effect				1
Cumulative translation adjustment				(105)
Balance, September 30, 2013	$1	$1,165	$(60)	$(618)	$1,972	$23	$21

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2011	$1	$1,146	$(42)	$(413)	$1,412	$29	$15
Net income attributable to Ingredion					316
Net income attributable to non-controlling interests						4
Dividends declared					(51)	(4)
Gains on cash flow hedges, net of income tax effect of $39				70
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $6				11
Repurchases of common stock			(16)
Share-based compensation		(9)	37				1
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				4
Cumulative translation adjustment				(25)
Other						(1)
Balance, September 30, 2012	$1	$1,137	$(21)	$(353)	$1,677	$28	$16

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2013	2012
Cash provided by operating activities:
Net income	$297	$320
Non-cash charges to net income:
Write-off of impaired assets	—	11
Depreciation and amortization	145	161
Changes in working capital:
Accounts receivable and prepaid items	(86)	24
Inventories	61	(27)
Accounts payable and accrued liabilities	(137)	(13)
Decrease in margin accounts	11	44
Other	71	43
Cash provided by operating activities	362	563

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(202)	(202)
Short-term investments	19	(18)
Other	2	—
Cash used for investing activities	(181)	(220)

Cash used for financing activities:
Proceeds from borrowings	20	317
Payments on debt	(50)	(499)
Debt issuance costs	—	(2)
Repurchases of common stock	(56)	(16)
Issuances of common stock	12	18
Dividends paid (including to non-controlling interests)	(82)	(49)
Excess tax benefit on share-based compensation	1	1
Cash used for financing activities	(155)	(230)

Effect of foreign exchange rate changes on cash	(17)	(1)
Increase in cash and cash equivalents	9	112
Cash and cash equivalents, beginning of period	609	401
Cash and cash equivalents, end of period	$618	$513

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2012 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2013 and 2012, and the financial position of the Company as of September 30, 2013.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This Update does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income for only amounts reclassified in their entirety in the same reporting period.  This guidance is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  The disclosures required by this Update are provided in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This Update provides guidance pertaining to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, to resolve diversity in practice.  The Update requires that companies present an unrecognized tax benefit as a reduction of a deferred tax asset for a tax loss or credit carryforward on the balance sheet when (a) the tax law requires the company to use the tax loss or credit carryforward to satisfy amounts payable upon disallowance of the tax position; or (b) the tax loss or credit carryforward is available to satisfy amounts payable upon disallowance of the tax position, and the company intends to use the deferred tax asset for that purpose. The guidance in this Update is effective prospectively for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years.  Early adoption and retrospective application are permitted.  The adoption of the guidance in this Update is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3.                                      Restructuring and Asset Impairment Charges

In the second quarter of 2012, the Company decided to restructure its business operations in Kenya and close its manufacturing plant in the country.  As part of that decision, the Company recorded a $10 million restructuring charge to its second quarter 2012 Statement of Income consisting of a $6 million fixed asset impairment charge, a $2 million charge to reduce certain working capital balances to fair value based on the announced closure, and $2 million of costs primarily consisting of severance pay related to the termination of the majority of its employees in Kenya.  In the third quarter of 2012, the Company recorded $1 million of charges related to this restructuring.  In the fourth quarter of 2012, the Company recorded $9 million of additional restructuring costs related to the plant closure including an $8 million charge to realize the cumulative translation adjustment associated with the Kenyan operations.

As part of the Company’s ongoing strategic optimization, in the third quarter of 2012, the Company decided to exit its investment in Shouguang Golden Far East Modified Starch Co., Ltd (“GFEMS”), a non wholly-owned consolidated subsidiary in China.  In conjunction with that decision, the Company recorded a $4 million impairment charge to reduce the carrying value of GFEMS to its fair value.  The Company also recorded a $1 million charge for impaired assets in Colombia in the third quarter of 2012.  The Company sold its interest in GFEMS in the fourth quarter of 2012 for $3 million in cash, which approximated the carrying value of the investment in GFEMS following the aforementioned impairment charge.

Additionally, as part of a manufacturing optimization program developed to improve profitability in conjunction with the acquisition of National Starch, in the second quarter of 2011 the Company committed to a plan to optimize its production capabilities at certain of its North American facilities.  As a result, the Company recorded restructuring charges to write-off certain equipment by the plan completion date.  The plan was completed in October 2012 and the equipment is completely written off.  For the third quarter and first nine months of 2012, the Company recorded charges of $4 million and $11 million, respectively, of which $3 million and $10 million represent accelerated depreciation on the equipment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net Sales
North America	$948.7	$977.1	$2,835.3	$2,818.6
South America	322.8	362.5	992.3	1,079.0
Asia Pacific	204.8	215.4	600.5	612.6
EMEA	135.4	124.0	400.9	378.0
Total	$1,611.7	$1,679.0	$4,829.0	$4,888.2

Operating Income
North America	$96.6	$102.5	$308.2	$299.3
South America	18.8	46.7	79.5	139.7
Asia Pacific	23.6	28.6	70.2	71.8
EMEA	17.4	19.5	53.6	57.1
Corporate	(19.5)	(18.3)	(59.4)	(54.0)
Sub-total	136.9	179.0	452.1	513.9
Restructuring/impairment charges	—	(9.6)	—	(27.0)
Integration costs	—	(0.6)	—	(4.3)
Total	$136.9	$168.8	$452.1	$482.6

(in millions)	At Sept. 30, 2013	At Dec. 31, 2012
Total Assets
North America	$3,093	$3,116
South America	1,111	1,230
Asia Pacific	690	730
EMEA	550	516
Total	$5,444	$5,592

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

At September 30, 2013, AOCI included $50 million of losses, net of income taxes of $24 million, pertaining to commodities-related derivative instruments designated as cash flow hedges.  At December 31, 2012, AOCI included $7 million of losses, net of income taxes of $4 million, pertaining to commodities-related derivative instruments designated as cash flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any T-locks outstanding at September 30, 2013 or December 31, 2012.  The Company has interest rate swap agreements that effectively convert the interest rate on its 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss associated with the change in fair value of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at September 30, 2013 and December 31, 2012 was $17 million and $20 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within other non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At September 30, 2013, AOCI included $9 million of losses (net of income taxes of $5 million) related to settled T-Locks.  At December 31, 2012, AOCI included $10 million of losses (net of income taxes of $6 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  These derivative financial instruments are primarily accounted for as fair value hedges.  At September 30, 2013, the Company had foreign currency forward sales contracts with an aggregate notional amount of $151 million and foreign currency forward purchase contracts with an aggregate notional amount of $90 million that hedged transactional exposures.  At December 31, 2012, the Company had foreign currency forward sales contracts with an aggregate notional amount of $268 million and foreign currency forward purchase contracts with an aggregate notional amount of $167 million that hedged transactional exposures.  The fair value of these derivative instruments are liabilities of $4 million and $5 million at September 30, 2013 and December 31, 2012, respectively.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash flow hedges.  At September 30, 2013, AOCI included $3 million of losses, net of income taxes of $1 million, associated with these hedges.  Such cash flow hedges were not material at December 31, 2012.

The fair value and balance sheet location of the Company’s derivative instruments, accounted for as cash flow hedges and presented gross on the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At Sept. 30, 2013	At December 31, 2012	Balance Sheet Location	At Sept. 30, 2013	At December 31, 2012

Commodity and foreign currency contracts	Accounts receivable-net	$1	$5	Accounts payable and accrued liabilities	$43	$34

				Non-current liabilities	9	6
Total		$1	$5		$52	$40

At September 30, 2013, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 55 million bushels of corn and 24 million pounds of soybean oil.  The Company is unable to directly hedge price risk related to co-product sales; however, it enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  Also at September 30, 2013, the Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 12 million mmbtu’s of natural gas.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Gains (Losses) Reclassified from AOCI into Income	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Commodity and foreign currency contracts	$(43)	$101	Cost of sales	$(26)	$6
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(43)	$101		$(27)	$5

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Gains (Losses) Reclassified from AOCI into Income	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Commodity and foreign currency contracts	$(79)	$109	Cost of sales	$(12)	$(15)
Interest rate contracts	—	—	Financing costs, net	(2)	(2)
Total	$(79)	$109		$(14)	$(17)

At September 30, 2013, AOCI included approximately $47 million of losses, net of income taxes of $23 million, on commodities-related derivative instruments designated as cash flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally at September 30, 2013, AOCI included $2 million of losses on settled T-Locks (net of income taxes of $1 million) and $2 million of losses related to foreign currency hedges (net of income taxes of $1 million), which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	At September 30, 2013				At December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$4	$4	$—	$—	$3	$3	$—	$—
Derivative assets	18	1	17	—	25	5	20	—
Derivative liabilities	56	36	20	—	45	24	21	—
Long-term debt	1,827	—	1,827	—	1,914	—	1,914	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts, which are designated as hedges of specific volumes of commodities, are recognized at fair value.  Foreign currency forward contracts, swaps and options hedge transactional foreign exchange risk related to assets and liabilities denominated in currencies other than the functional currency and are recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At September 30, 2013, the carrying value and fair value of the Company’s long-term debt was $1.72 billion and $1.83 billion, respectively.

6.                                      Share-Based Compensation

A summary of information with respect to share-based compensation is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Total share-based compensation expense included in net income	$4.2	$4.5	$13.1	$13.0
Income tax benefit related to share-based compensation included in net income	$1.3	$1.4	$3.9	$4.0

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

The Company granted non-qualified options to purchase 416,000 shares and 460,000 shares of the Company’s common stock during the nine months ended September 30,

2013 and 2012, respectively.  The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the nine months ended September 30, 2013 was as follows:

(dollars and options in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,032	$35.66
Granted	416	66.07
Exercised	(440)	29.35
Cancelled	(66)	52.92
Outstanding at September 30, 2013	2,942	40.52	5.96	$75,450

Exercisable at September 30, 2013	2,152	33.44	4.95	$70,438

For the nine months ended September 30, 2013, cash received from the exercise of stock options was $12 million.  At September 30, 2013, the total remaining unrecognized compensation cost related to stock options approximated $9 million, which will be amortized over the weighted-average period of approximately 1.9 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share)	2013	2012	2013	2012
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$17.87	$16.16
Total intrinsic value of stock options exercised	$2,686	$6,197	$17,338	$20,252

Restricted Shares of Common Stock and Restricted Stock Units:

The Company has granted shares of restricted common stock (“restricted shares”) and restricted stock units (“restricted units”) to certain key employees.  The restricted shares and restricted units are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The grant date fair value of the restricted shares and restricted units is determined based upon the number of shares granted and the ending market price of the Company’s stock at the grant date.  Expense recognized for restricted shares and restricted units for the three and nine months ended September 30, 2013 aggregated $2 million and $5 million, respectively, consistent with the comparable prior year periods.

The following table summarizes restricted share and restricted unit activity for the nine months ended September 30, 2013:

	Restricted Shares		Restricted Units
(in thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	95	$29.69	385	$49.77
Granted	—	—	141	66.22
Vested	(33)	34.02	(10)	42.31
Cancelled	(6)	28.11	(38)	55.03
Non-vested at September 30, 2013	56	27.28	478	54.37

At September 30, 2013, the total remaining unrecognized compensation cost related to restricted shares was $0.2 million, which will be amortized over a weighted-average period of approximately 1.3 years.  At September 30, 2013, the total remaining unrecognized compensation cost related to restricted units was $12 million, which will be amortized over a weighted-average period of approximately 2.0 years.

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

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$2.0	$1.7	$2.3	$2.0	$5.9	$5.0	$7.0	$6.0
Interest cost	2.8	3.0	3.0	3.0	8.5	8.9	9.2	9.1
Expected return on plan assets	(4.6)	(4.1)	(2.9)	(2.6)	(13.7)	(12.2)	(8.9)	(8.0)
Amortization of net actuarial loss	0.5	0.5	1.2	0.9	1.4	1.6	3.7	2.8
Amortization of prior service credit	—	—	—	—	—	—	(0.1)	—
Amortization of transition obligation	—	—	0.1	0.1	—	—	0.2	0.3
Net pension cost	$0.7	$1.1	$3.7	$3.4	$2.1	$3.3	$11.1	$10.2

The Company currently anticipates that it will make approximately $56 million in cash contributions to its pension plans in 2013, consisting of $12 million to its US pension plans and $44 million to its non-US pension plans.  For the nine months ended September 30, 2013, cash contributions of approximately $12 million and $7 million were made to the US plans and non-US plans, respectively.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions)	2013	2012	2013	2012
Service cost	$0.7	$0.6	$2.3	$1.8
Interest cost	0.9	0.8	2.8	2.5
Amortization of prior service cost	—	—	0.1	0.1
Amortization of net actuarial loss	0.2	0.2	0.8	0.4
Curtailment	(0.3)	—	(0.3)	—
Net postretirement benefit cost	$1.5	$1.6	$5.7	$4.8

8.                                      Inventories

Inventories are summarized as follows:

(in millions)	At September 30, 2013	At December 31, 2012
Finished and in process	$474	$475
Raw materials	226	313
Manufacturing supplies and other	48	46
Total inventories	$748	$834

9.                                      Debt Issuance

On September 20, 2012, the Company issued 1.80 percent Senior Notes due September 25, 2017 in an aggregate principal amount of $300 million (the “Notes”).  The Notes rank equally with the Company’s other senior unsecured debt.  Interest on the Notes is paid semi-annually on March 25th and September 25th.  The Notes are subject to optional prepayment by the Company at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  The net proceeds from the sale of the Notes of approximately $297 million were used to repay $205 million of borrowings under the Company’s previously existing $1 billion revolving credit facility and for general corporate purposes.  The Company paid debt issuance costs of approximately $2 million relating to the Notes, which are being amortized to financing costs over the life of the Notes.

10.                               Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension	Loss	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2012	$(335)	$(17)	$(121)	$(2)	$(475)
Losses on cash flow hedges, net of income tax effect of $25		(54)			(54)
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $4		10			10
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			5		5
Unrealized gain on investment, net of income tax effect				1	1
Currency translation	(105)				(105)
Balance, September 30, 2013	$(440)	$(61)	$(116)	$(1)	$(618)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension	Loss	Other
	Translation	on Hedging	Liability	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2011	$(306)	$(35)	$(70)	$(2)	$(413)
Gains on cash flow hedges, net of income tax effect of $39		70			70
Amount of losses on cash flow hedges reclassified to earnings, net of income tax effect of $6		11			11
Losses related to pensions and other postretirement obligations reclassified to earnings, net of income tax			4		4
Currency translation	(25)				(25)
Balance, September 30, 2012	$(331)	$46	$(66)	$(2)	$(353)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount Reclassified from AOCI
Details about AOCI Components	Three Months ended September 30,		Nine Months ended September 30,		Affected Line Item in Consolidated Statements
(in millions)	2013	2012	2013	2012	of Income
Gains (losses) on cash flow hedges:
Commodity and foreign currency contracts	$(26)	$6	$(12)	$(15)	Cost of sales
Interest rate contracts	(1)	(1)	(2)	(2)	Financing costs, net

Losses related to pension and other postretirement obligations	(2)	(5)	(6)	(5)	(a)
Total before tax reclassifications	$(29)	$—	$(20)	$(22)
Income tax (expense) benefit	9	(1)	5	7
Total after-tax reclassifications	$(20)	$(1)	$(15)	$(15)

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

11.                               Income Taxes

The effective income tax rate for the third quarter of 2013 was 25.8 percent compared to 25.5 percent a year ago.  The effective income tax rate for the first nine months of 2013 was 25.9 percent compared to 25.5 percent a year ago.

In the third quarter of 2013, the Company recognized tax benefits of approximately $5 million of previously unrecognized tax benefits and favorable provision to return adjustments.

The effective income tax rate for the nine months ended September 30, 2013 also reflects a favorable determination received from a Canadian court regarding the tax treatment of a prior period transaction, resulting in a discrete tax benefit of $4 million, and the additional recognition of previously unrecognized tax benefits of approximately $3 million.

Without these items, the Company’s effective income tax rates for both the third quarter and first nine months of 2013 would have been approximately 29 percent.

The Company’s effective income tax rate for the third quarter of 2012 included the recognition of approximately $4 million of previously unrecognized tax benefits as a result of a lapse of the statute of limitations, and impact of additional Kenya restructuring that produced tax benefits of approximately $3 million.  The Company also recognized a $4 million impairment charge related to its non-wholly-owned consolidated subsidiary in China, which was not expected to produce a realizable tax benefit.

The nine month period ended September 30, 2012 included the second quarter 2012 recognition of the reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary.  Additionally, the nine month period ended September 30, 2012 included the recognition of an income tax benefit of $6 million related to the $10 million pre-tax charge in Kenya and the associated tax write-off of the investment.

Without these items, the Company’s effective income tax rates for third quarter and nine months of 2012 would have been approximately 29 percent and 31 percent, respectively.

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

Operating income, net income and diluted earnings per common share for the third quarter of 2013 decreased 19 percent, 23 percent and 24 percent, respectively, from the results of a year ago, driven principally by significantly reduced operating income, particularly in South America where economic conditions continue to be problematic.  We believe that our South American business will continue to be unfavorably impacted by difficult economic conditions.

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

For The Three and Nine Months Ended September 30, 2013

With Comparatives for the Three and Nine Months Ended September 30, 2012

Net Income attributable to Ingredion. Net income for the quarter ended September 30, 2013 decreased to $86.3 million, or $1.10 per diluted common share, from $112.7 million, or $1.45 per diluted common share, in the third quarter of 2012.  Net income for the nine months ended September 30, 2013 decreased to $292.2 million, or $3.71 per diluted common share, from $316.0 million, or $4.06 per diluted common share, in the prior year period.  The results for the third quarter and first nine months of 2012 included after-tax charges for impaired assets in China and Colombia and plant shut-down costs in Kenya totaling $3 million ($0.04 per diluted common share) and $7 million ($0.09 per diluted common share), respectively.  The results for the third quarter and first nine months of 2012 also included after-tax restructuring charges of approximately $2 million ($0.03 per diluted common share) and $7 million ($0.09 per diluted common share), respectively, relating to our manufacturing optimization plan in North America.   Additionally, the results for the first nine months of 2012 included after-tax costs of $3 million ($0.03 per diluted common share) associated with our integration of National Starch.  Our results for the nine months ended September 30, 2012 also included the reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share).

Without the 2012 reversal of the Korean deferred tax asset valuation allowance, the impairment/restructuring charges and the integration costs, net income and diluted earnings per common share for third quarter 2013 would have declined 27 percent and 28 percent, respectively, from a year ago, while net income and diluted earnings per common share for the first nine months of 2013 would have decreased 9 percent and 10 percent, respectively.  The declines for the third quarter and first nine months of 2013 primarily reflect lower operating income driven principally by significantly reduced operating income in South America.

Net Sales.  Third quarter 2013 net sales totaled $1.61 billion, down 4 percent from third quarter 2012 net sales of $1.68 billion.  A 4 percent volume decline and unfavorable currency translation of 3 percent due to weaker foreign currencies more than offset a 3 percent price/product mix improvement.

North American net sales for third quarter 2013 decreased 3 percent to $949 million, from $977 million a year ago.  This decrease reflects a 4 percent volume decline and unfavorable currency translation of 1 percent, which more than offset improved price/product mix of 2 percent.  In South America, third quarter 2013 net sales decreased 11 percent to $323 million from $363 million a year ago, as unfavorable currency translation of 11 percent coupled with a 3 percent volume reduction, more than offset a price/product mix improvement of 3 percent.  The volume reduction primarily reflects weaker economic conditions in the Southern Cone of South America.  Asia Pacific third quarter 2013 net sales declined 5 percent to $205 million from $215 million a year ago.  The decrease reflects a 3 percent volume reduction and unfavorable currency translation of 2 percent attributable to weaker foreign currencies.  Price/product mix was relatively flat.  The volume reduction reflects the effect of the fourth quarter 2012 sale of our investment in our Chinese non-wholly-owned consolidated subsidiary, Shouguang Golden Far East Modified Starch Co., Ltd. (“GFEMS”).  Without third quarter 2012 net sales of $6 million from GFEMS, Asia Pacific net sales for third quarter 2013 would have declined 2 percent and volume would have decreased approximately 1 percent from the year-ago period, driven by lower sweetener demand in South Korea.  EMEA net sales for third quarter 2013 grew 9 percent to $135 million from $124 million a year ago.  This increase reflects a 10 percent price/product mix improvement and 2 percent volume growth, which more than offset unfavorable currency translation of 3 percent.  Without a $3 million sales reduction attributable to the closure of our plant in Kenya in 2012, EMEA net sales for third quarter 2013 would have increased approximately 11 percent and volume would have grown approximately 4 percent from the prior year period.

Net sales for the nine months ended September 30, 2013 totaled $4.83 billion, down 1 percent from $4.89 billion in the same period a year ago. The decline in net sales reflects a 3 percent volume reduction and unfavorable currency translation of 2 percent, which more than offset price/product mix improvement of 4 percent.

Net sales in North America for the first nine months of 2013 increased 1 percent to $2.84 billion from $2.82 billion in the prior year period.  This increase reflects improved price/product mix of 4 percent, which more than offset a 3 percent volume decline.  In South America, net sales for the first nine months of 2013 decreased 8 percent to $992 million from $1.08 billion a year ago, as a 9 percent decline attributable to weaker foreign currencies and a 4 percent volume reduction more than offset a 5 percent price/product mix improvement.  The volume reduction primarily reflects weaker economic conditions, particularly in the Southern Cone of South America and in Brazil, and reduced sales to the brewing industry where excess industry capacity has weakened brewery demand for high maltose in Brazil.  Net sales in Asia Pacific for the first nine months of 2013 declined 2 percent to $601 million from $613 million a year ago, as a volume decline of 3 percent more than offset modest price/product mix improvement and slightly favorable currency translation effects.  The volume reduction reflects the effect of the fourth quarter 2012 sale of our investment in GFEMS.  Without net sales of $19 million from GFEMS in the first nine months of 2012, Asia Pacific net sales for the first nine months of 2013 would have increased 1 percent and volume would have grown slightly from a year ago.  EMEA net sales for the first nine months of 2013 increased 6 percent to $401 million from $378 million a year ago.  This increase reflects price/product mix improvement of 7 percent and 2 percent volume growth, which more than offset unfavorable currency translation of 3 percent.  Without an $11 million sales reduction attributable to the closure of our plant in Kenya, EMEA net sales for the first nine months of 2013 would have increased approximately 9 percent and volume would have grown approximately 5 percent from the prior year period.

Cost of Sales and Operating Expenses. Cost of sales of $1.35 billion for the third quarter of 2013 decreased 1 percent from $1.37 billion in the prior year period.  This reduction primarily reflects lower volume, the effects of currency translation and the impacts of continued cost savings focus.  For the first nine months of 2013, cost of sales of $3.99 billion was relatively unchanged from $3.98 billion a year ago.  Higher raw material costs were substantially offset by reduced volume, the effects of currency translation and the impacts of continued cost savings focus.  Pricing actions by us also limited the unfavorable impact of higher raw material costs.  Currency translation caused cost of sales for the third quarter and first nine months of 2013 to decrease approximately 4 percent and 3 percent, respectively, from the prior year periods, reflecting the impact of weaker foreign currencies, particularly in South America.  Gross corn costs per ton for the third quarter and first nine months of 2013 increased approximately 2 percent and 6 percent, respectively, from the comparable prior year periods, driven by higher market prices for corn.  Our gross profit margin for the third quarter and first nine months of 2013 was 16.1 percent and 17.4 percent, respectively, compared to 18.7 percent and 18.5 percent last year, primarily reflecting lower gross profits in South America.

Operating expenses for the third quarter decreased 9 percent to $125 million from $137 million a year ago.  For the first nine months of 2013, operating expenses decreased 1 percent to $399 million from $405 million last year.  The declines for the current quarter primarily reflect lower compensation-related costs, cost savings initiatives and the impact of weaker foreign currencies.  The decline for the first nine months was driven principally by foreign currency weakness and cost savings initiatives.  Currency translation associated with the weaker foreign currencies caused operating expenses for the third quarter and first nine months of 2013 to decrease approximately 3 percent and 2 percent, respectively, from the prior year periods.  Operating expenses, as a percentage of net sales, were 7.8 percent and 8.3 percent for the third quarter and first nine months of 2013, as compared to 8.2 percent and 8.3 percent, respectively, in the comparable prior year periods.

Operating Income.  Third quarter 2013 operating income decreased 19 percent to $137 million from $169 million a year ago.  The prior year period included restructuring charges of $5 million for impaired assets in China and Colombia and $1 million of plant shut-down costs in Kenya, $4 million of restructuring charges to reduce the carrying value of certain equipment in connection with our manufacturing optimization plan in North America and $0.6 million of costs pertaining to the integration of National Starch.  Without the impairment, restructuring and integration costs, operating income for third quarter 2013 would have decreased 24 percent from $179 million a year ago.  This decline primarily reflects significantly reduced operating income in South America.  Unfavorable currency translation due to weaker foreign currencies reduced operating income by approximately $5 million from the prior year period.  North America operating income for third quarter 2013 decreased 6 percent to $97 million from $103 million a year ago.  The decline primarily reflects the impact of lower sales volumes on fixed cost absorption.  Translation effects associated with the weaker Canadian dollar reduced operating income by approximately $1 million in the segment.  South America operating income for third quarter 2013 decreased 60 percent to $19 million from $47 million a year ago.  The decrease reflects significantly weaker results throughout the segment and particularly in the Southern Cone of South America.  Our inability to increase selling prices to a level sufficient to recover higher corn, energy and labor costs, particularly in Argentina, and the reduced absorption of fixed manufacturing costs as a result of lower sales volumes due to soft demand from a weaker economy, drove the earnings decline.  Translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $2 million.  We anticipate that our business in South America will continue to be challenged with high production costs, local currency devaluation, product pricing limitations and volume pressures for at least the remainder of the year.  Asia Pacific operating income for third quarter 2013 decreased 17 percent to $24 million from $29 million a year ago.  This decline primarily reflects increased raw material and energy costs, and reduced absorption of fixed manufacturing costs attributable to lower sweetener sales volume in South Korea.  Translation effects associated with weaker Asian currencies caused operating income to decrease by approximately $1 million in the segment.  EMEA operating income decreased 11 percent to $17 million from $20 million a year ago. This decrease primarily reflects higher local production and energy costs, as well as unfavorable currency translation.  Translation effects associated with weaker foreign currencies (particularly the Pakistan Rupee) caused operating income to decrease by approximately $1 million in the segment.

Operating income for the nine months ended September 30, 2013 decreased 6 percent to $452 million from $483 million a year ago.  The prior year period included $11 million of charges for impaired assets and restructuring costs in Kenya, $5 million of charges for impaired assets in China and Colombia, $11 million of restructuring charges to reduce the carrying value of certain equipment in connection with our manufacturing optimization plan in North America and $4 million of costs pertaining to the integration of National Starch.  Without the impairment, restructuring and integration costs, operating income for the first nine months of 2013 would have decreased 12 percent from $514 million a year ago, primarily reflecting reduced operating income in South America.  Unfavorable currency translation associated with weaker foreign currencies, particularly in South America, caused operating income to decline by approximately $13 million from the prior year period.  North America operating income for the first nine months of 2013 increased 3 percent to $308 million from $299 million a year ago.  This increase primarily reflects improved product selling prices and cost savings.  Translation effects associated with the weaker Canadian dollar reduced operating income by approximately $2 million in the segment.  South America operating income for the first nine months of 2013 declined 43 percent to $80 million from $140 million a year ago.  The decrease was driven by significantly weaker results in the Southern Cone of South America and in Brazil.  Our inability to increase selling prices to a level sufficient to recover higher corn, energy and labor costs, primarily in Argentina, and the reduced absorption of fixed manufacturing costs as a result of lower sales volumes due to soft demand from a weaker economy, drove the earnings decline.  Translation effects associated with weaker South American currencies

(particularly the Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $9 million.  We anticipate that our business in South America will continue to be challenged with high production costs, local currency devaluation, product pricing limitations and volume pressures for at least the remainder of the year.  Asia Pacific operating income for the first nine months of 2013 declined 2 percent to $70 million from $72 million a year ago, as higher local production costs more than offset improved volume and slightly higher product selling prices.  EMEA operating income for the first nine months of 2013 decreased 6 percent to $54 million from $57 million a year ago.  The decrease primarily reflects the impacts of higher local production and energy costs, which more than offset improved product price/mix and volume growth.  Additionally, translation effects associated with weaker foreign currencies (particularly the Pakistan Rupee) caused EMEA operating income to decrease by approximately $2 million.

Financing Costs-net. Financing costs for the third quarter and first nine months of 2013 were $18 million and $51 million, respectively, as compared to $16 million and $53 million in the comparable prior year periods.  The increase in financing costs for third quarter 2013 primarily reflects an increase in foreign currency transaction losses, partially offset by reduced interest expense driven by lower interest rates.  The decrease in financing costs for the first nine months of 2013 primarily reflects reduced interest expense driven by lower average borrowings and interest rates, partially offset by an increase in foreign currency transaction losses.

Provision for Income Taxes.  Our effective income tax rate for the third quarter and first nine months of 2013 was 25.8 percent and 25.9 percent, respectively.  Our effective income tax rate was 25.5 percent for both the third quarter and first nine months of 2012.

In the third quarter of 2013, we recognized tax benefits of approximately $5 million of previously unrecognized tax benefits and favorable provision to return adjustments.

We recognized a variety of tax items in the first nine months of 2012 and 2013 that lowered the overall effective income tax rates for those periods.  These items are generally non-recurring, such as our release of a Korean valuation allowance, impairment of our China subsidiary, and the restructuring of our Kenyan business during 2012.  Non-recurring items in 2013 include a favorable tax determination in a previous Canadian transaction and the U.S. enactment of the American Taxpayer Relief Act of 2012 in the first quarter of 2013.

Without these items, our effective income tax rates for both the third quarter and first nine months of 2013 would have been approximately 29 percent, as compared to 29 percent and 31 percent for the third quarter and first nine months of 2012, respectively.

Net Income Attributable to Non-controlling Interests. Net income attributable to non-controlling interests for the third quarter and first nine months of 2013 was $2 million and $5 million, respectively, as compared to $1 million and $4 million in the comparable prior year periods.  These increases primarily reflect the impact of the 2012 sale of GFEMS.

Comprehensive Income Attributable to Ingredion. For the third quarter and first nine months of 2013 we recorded comprehensive income of $83 million and $149 million, respectively, as compared to $195 million and $376 million in the comparable prior year periods.  The decreases in comprehensive income primarily reflect losses on cash flow hedges, unfavorable variances in the cumulative translation adjustment and our lower net income.  The unfavorable variance in the cumulative translation adjustment for the nine months ended September 30, 2013 reflects a greater weakening in end of period foreign currencies relative to the US dollar, as compared to the year-ago period.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 2013 was $362 million, as compared to $563 million a year ago.  The decrease in operating cash flow primarily reflects an increase in our investment in working capital.  Our working capital increase for the first nine months of 2013 was driven principally by an increase in accounts receivable due to higher sales late in the third quarter of 2013 and the timing of collections and a decrease in accounts payable and accrued liabilities associated with the timing of payments, partially offset by a reduction in inventory quantities.  Our lower net income also contributed to the decrease in cash provided by operating activities.

Capital expenditures of $202 million for the first nine months of 2013 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be in the range of approximately $300 million to $325 million for full year 2013.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At September 30, 2013, there were no borrowings outstanding under our Revolving Credit Agreement.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $532 million of unused operating lines of credit in the various foreign countries in which we operate.

At September 30, 2013, we had total debt outstanding of $1.77 billion, compared to $1.80 billion at December 31, 2012.  The debt includes $350 million of 3.2 percent notes due 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $44 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.3 percent for the first nine months of 2013, down from 4.5 percent in the comparable prior-year period.

On September 18, 2013, our board of directors declared a quarterly cash dividend of $0.38 per share of common stock.  This dividend was paid on October 25, 2013 to stockholders of record at the close of business on September 30, 2013.

We currently expect that our available cash balances, future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are determined to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $328 million of our $618 million of cash and cash equivalents as of September 30, 2013 is held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At September 30, 2013, our accumulated other comprehensive loss account (“AOCI”) included $50 million of losses, net of income taxes of $24 million, related to these derivative instruments.  It is anticipated that approximately $47 million of these losses, net of income taxes of $23 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use foreign currency forward contracts, swaps and options to selectively hedge our foreign currency transactional exposures.  We generally hedge these exposures up to twelve months forward.  At September 30, 2013, we had foreign currency forward sales contracts with an aggregate notional amount of $151 million and foreign currency forward purchase contracts with an aggregate notional amount of $90 million that hedged transactional exposures.  The fair value of these derivative instruments is a liability of $4 million at September 30, 2013.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash flow hedges.  At September 30, 2013, AOCI included $3 million of losses, net of income taxes of $1 million, associated with these hedges. It is anticipated that approximately $2 million of these losses, net of income taxes of $1 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the fair value of the underlying hedged item.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  At September 30, 2013, we did not have any T-Locks outstanding.  We have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements is $17 million at September 30, 2013 and is reflected in the Condensed Consolidated Balance Sheet within other non-current assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At September 30, 2013, AOCI included $9 million of losses (net of income taxes of $5 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2013.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  Forward-looking statements include, among other things, any statements regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook”  or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the starch processing industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 46 to 47 in our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2012 to September 30, 2013.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

July 1 – July 31, 2013	—	—	—	3,385 shares
August 1 – August 31, 2013	870	$62.91	870	2,515 shares
Sept. 1 – Sept. 30, 2013	10	$62.62	10	2,505 shares
Total	880		880

On November 17, 2010, our Board of Directors authorized an extension of our stock repurchase program permitting us to purchase up to 5 million shares of our outstanding common stock through November 30, 2015.  The stock repurchase program was authorized by the Board of Directors on November 7, 2007 and would have expired on November 30, 2010.  As of September 30, 2013, we had repurchased 2.5 million shares under the program, leaving 2.5 million shares available for repurchase.

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

INGREDION INCORPORATED

DATE: November 1, 2013	By	/s/ Cheryl K. Beebe
Cheryl K. Beebe
Executive Vice President and Chief Financial Officer

DATE: November 1, 2013	By	/s/ Matthew R. Galvanoni
Matthew R. Galvanoni
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

10.36	Consulting Agreement, dated as of September 3, 2013, by and between the Company and Julio dos Reis

10.37	Mutual Separation Agreement, dated as of September 3, 2013, by and between Ingredion Argentina S.A. and Julio dos Reis

11	Statement re: Computation of Earnings per Share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.