Form 10-K
period 2013-12-31
Ingredion Inc
filed 2014-02-24
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer [X]	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $65.62 on June 28, 2013, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $4,844,000,000.

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 20, 2014, was 74,492,000.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be distributed in connection with its 2013 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

INGREDION INCORPORATED

FORM 10-K

PART I.

ITEM 1.  BUSINESS

The Company

Ingredion Incorporated (“Ingredion”) is a leading global manufacturer and supplier of starch and sweetener ingredients to a range of industries, including packaged food, beverage, brewing and industrial customers.  Ingredion was incorporated as a Delaware corporation in 1997 and its common stock is traded on the New York Stock Exchange.  On October 1, 2010, Ingredion acquired National Starch, a global developer and manufacturer of specialty and modified starches for a cash purchase price of $1.369 billion.  The acquisition provided Ingredion with a broader portfolio of products, enhanced geographic reach and the ability to offer customers a broad range of value added ingredient solutions for a variety of their evolving needs.

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

Our consolidated net sales were $6.33 billion in 2013.  Approximately 58 percent of our 2013 net sales were provided from our North American operations. Our South American operations provided 21 percent of net sales, while our Asia Pacific and EMEA (Europe, Middle East and Africa) operations contributed approximately 13 percent and 8 percent, respectively.

Products

Sweetener Products. Our sweetener products represented approximately 42 percent, 44 percent and 43 percent of our net sales for 2013, 2012 and 2011, respectively.

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

High Maltose Syrup: This special type of glucose syrup is primarily used as a fermentable sugar in brewing beers. High maltose syrups are also used in the production of confections, canning and some other food processing applications.  Our high maltose syrups speed the fermentation process, allowing brewers to increase capacity without adding capital.

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

Starch Products.  Our starch products represented approximately 41 percent, 37 percent and 36 percent of our net sales for 2013, 2012 and 2011, respectively.  Starches are an important component in a wide range of processed foods, where they are used for adhesion, clouding, dusting, expansion, fat replacement, freshness, gelling, glazing, mouth feel, stabilization and texture. Cornstarch is sold to cornstarch packers for sale to consumers.  Starches are also used in paper production to create a smooth surface for printed communications and to improve strength in recycled papers. Specialty starches are used for enhanced drainage, fiber retention, oil and grease resistance, improved printability and biochemical oxygen demand control. In the corrugating industry, starches and specialty starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications.  The textile industry uses starches and specialty starches for sizing (abrasion resistance) to provide size and finishes for manufactured products.  Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling. Specialty starches are used for biomaterial applications including biodegradable plastics, fabric softeners and detergents, hair and skin care applications, dusting powders for surgical gloves and in the production of glass fiber and insulation.

Co-Products and others.  Co-products and others accounted for 17 percent, 19 percent and 21 percent of our net sales for 2013, 2012 and 2011, respectively.  Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods.  Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high-protein feed for chickens, pet food and aquaculture.

Geographic Scope and Operations

We are principally engaged in the production and sale of sweeteners and starches for a wide range of industries, and we manage our business on a geographic regional basis.  Our operations are classified into four reportable business segments: North America, South America, Asia Pacific and EMEA.  In 2013, approximately 58 percent of our net sales were derived from operations in North America, while net sales from operations in South America represented 21 percent.  Our Asia Pacific and EMEA operations represented approximately 13 percent and 8 percent of our net sales, respectively.  See Note 12 of the notes to the consolidated financial statements entitled “Segment Information” for additional financial information with respect to our reportable business segments.

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

We are the largest manufacturer of corn-based starches and sweeteners in South America, with sales in Argentina, Brazil, Chile, Colombia, Ecuador, Peru and Uruguay.  Our South America segment includes 11 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose syrups and syrup solids, dextrins and maltodextrins, dextrose, specialty starches, caramel color, sorbitol and vegetable adhesives.

Our Asia Pacific segment manufactures corn-based products in South Korea, Australia and China.  Also, we manufacture tapioca-based products in Thailand, which supplies not only our Asia Pacific segment but the rest of our global network.  The region’s facilities include 7 plants that produce modified, specialty, regular, waxy and tapioca starches, dextrins, glucose, high maltose syrup, dextrose, HFCS and caramel color.

Our EMEA segment includes 5 plants that produce modified and specialty starches, glucose and dextrose in England, Germany and Pakistan.

Additionally, we utilize a network of tolling manufacturers in various regions in the production cycle of certain specialty starches.  In general, these tolling manufacturers produce certain basic starches for us, and we in turn complete the manufacturing process of the specialty starches through our finishing channels.

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

Several of our products also compete with products made from raw materials other than corn. HFCS and monohydrate dextrose compete principally with cane and beet sugar products. Co-products such as corn oil and gluten meal compete with products of the corn dry milling industry and with soybean oil, soybean meal and other products. Fluctuations in prices of these competing products may affect prices of, and profits derived from, our products.

Customers

We supply a broad range of customers in over 60 industries worldwide.  The following table provides the percentage of total net sales by industry for each of our segments for 2013:

	Total	North	South
Industries Served	Company	America	America	APAC	EMEA

Food	50%	47%	43%	64%	64%
Beverage	14%	19%	12%	7%	1%
Animal Nutrition	12%	13%	16%	6%	9%
Paper and Corrugating	9%	9%	9%	14%	3%
Brewing	8%	7%	14%	4%	0%
Other	7%	5%	6%	5%	23%
Total	100%	100%	100%	100%	100%

Also noteworthy, approximately 19 percent of our net sales in 2013 were to customers that we regard as Global Accounts.  No customer accounted for 10 percent or more of our net sales in 2013, 2012 or 2011.

Raw Materials

Corn (primarily yellow dent) is the primary basic raw material we use to produce starches and sweeteners.  The supply of corn in the United States has been, and is anticipated to continue to be, adequate for our domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of various factors including: farmers’ planting decisions, climate, and government policies (including those related to the production of ethanol), livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements.  We also use tapioca, potato, rice and sugar as raw material.

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

We also utilize specialty grains such as waxy and high amylose corn in our operations.  In general, the planning cycle for our specialty grain sourcing begins three years in advance of the anticipated delivery of the specialty corn since the necessary seed must be grown in the season prior to grain contracting.  In order to secure these specialty grains at the time of our anticipated needs, we contract with certain farmers to grow the specialty corn approximately two years in advance of delivery.  These specialty grains are higher cost due to their more limited supply and require longer planning cycles to mitigate the risk of supply shortages.

Due to the competitive nature of our industry and the availability of substitute products not produced from corn, such as sugar from cane or beets, end product prices may not necessarily fluctuate in a manner that correlates to raw material costs of corn.

We follow a policy of hedging our exposure to commodity fluctuations with commodities futures and options contracts primarily for certain of our North American corn purchases.  We use derivative hedging contracts to protect the gross margin of our firm-priced business in North America.  Other business may or may not be hedged at any given time based on management’s judgment as to the need to fix the costs of our raw materials to protect our profitability.  Outside of North America, we generally enter into short-term commercial sales contracts and adjust our selling prices based upon the local raw material costs.  See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the section entitled “Commodity Costs” for additional information.

Research and Development

We have global research and development capabilities concentrated in Bridgewater, New Jersey.  Activities at Bridgewater include plant science and physical, chemical and biochemical modifications to food formulations, food sensory evaluation, as well as development of non-food applications, such as starch-based biopolymers.  In 2013, we expanded our Bridgewater facility with the addition of a lab and sensory evaluation space dedicated to our sweeteners portfolio.  In addition, we have product application technology centers that direct our product development teams worldwide to create product application solutions to better serve the ingredient needs of our customers.  Product development activity is focused on developing product applications for identified customer and market needs.  Through this approach, we have developed value-added products for use by customers in various industries.  We usually collaborate with customers to develop the desired product application either in the customers’ facilities, our technical service laboratories or on a contract basis. These efforts are supported by our marketing, product technology and technology support staff.  Research and development expense for 2013 was approximately $37 million, or approximately one-half of one percent of our total net sales.

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

Patents, Trademarks and Technical License Agreements

We own approximately 900 patents and patents pending which relate to a variety of products and processes, and a number of established trademarks under which we market our products. We also have the right to use other patents and trademarks pursuant to patent and trademark licenses. We do not believe that any individual patent or trademark is material to our business. There is no currently pending challenge to the use or registration of any of our significant patents or trademarks that would have a material adverse impact on us or our results of operations if decided against us.

Employees

As of December 31, 2013 we had approximately 11,300 employees, of which approximately 1,900 were located in the United States.  Approximately 35 percent of US and 47 percent of our non-US employees are unionized.  We have approximately 1,100 temporary employees.

Government Regulation and Environmental Matters

As a manufacturer and marketer of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various federal, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act.  We and many of our products are also subject to regulation by various government agencies, including the United States Food and Drug Administration.   Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity and labeling.  Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines.  No such fines of a material nature were imposed on us in 2013.  We may also be required to comply with federal, state, foreign and local laws regulating food handling and storage.  We believe these laws and regulations have not negatively affected our competitive position.

Our operations are also subject to various federal, state, foreign and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, and other regulations intended to protect public health and the environment.  We operate industrial boilers that fire natural gas, coal, or biofuels to operate our manufacturing facilities and they are our primary source of greenhouse gas emissions.  In Argentina, we are in discussions with local regulators associated with conducting studies of possible environmental remediation programs at our Chacabuco plant.  We are unable to predict the outcome of these discussions; however, we do not believe that the ultimate cost of remediation will be material.  Based on current laws and regulations and the enforcement and interpretations thereof, we do not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that we will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on our future financial condition and results of operations.

During 2013, we spent approximately $8 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects.  We currently anticipate that we will spend approximately $18 million and $5 million for environmental facilities and programs in 2014 and 2015, respectively.

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

Executive Officers of the Registrant

Set forth below are the names and ages of all of our executive officers, indicating their positions and offices with the Company and other business experience.  Our executive officers are elected annually by the Board to serve until the next annual election of officers and until their respective successors have been elected and have qualified unless removed by the Board.

Name	Age	Positions, Offices and Business Experience

Ilene S. Gordon	60

Chairman of the Board, President and Chief Executive Officer of the Company since May 4, 2009. Ms. Gordon was President and Chief Executive Officer of Rio Tinto’s Alcan Packaging, a multinational business unit engaged in flexible and specialty packaging, from October 2007 until she took office as Chairman of the Board, President and Chief Executive Officer of the Company. From December 2006 to October 2007, Ms. Gordon was a Senior Vice President of Alcan Inc. and President and Chief Executive Officer of Alcan Packaging. Alcan Packaging was acquired by Rio Tinto in October 2007. From 2004 until December 2006, Ms. Gordon served as President of Alcan Food Packaging Americas, a division of Alcan Inc. From 1999 until Alcan’s December 2003 acquisition of Pechiney Group, Ms. Gordon was a Senior Vice President of Pechiney Group and President of Pechiney Plastic Packaging, Inc., a global flexible packaging business. Prior to joining Pechiney in June 1999, Ms. Gordon spent 17 years with Tenneco Inc., where she most recently served as Vice President and General Manager, heading up Tenneco’s folding carton business. Ms. Gordon also serves as a director of International Paper Company, a global paper and packaging company. She served as a director of Arthur J. Gallagher & Co., an international insurance brokerage and risk management business, from 1999 to May 15, 2013 and as a director of United Stationers Inc., a wholesale distributor of business products and a provider of marketing and logistics services to resellers, from January 2000 until May 2009. Ms. Gordon also serves as a director of Northwestern Memorial Hospital, The Executives’ Club of Chicago, the Economic Club of Chicago, The Chicago Council on Global Affairs and World Business Chicago. She is also a trustee of The Conference Board. Ms. Gordon holds a Bachelor’s degree in mathematics from the Massachusetts Institute of Technology (MIT) and a Master’s degree in management from MIT’s Sloan School of Management.

Christine M. Castellano	48	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since

April 1, 2013. Prior to that Ms. Castellano served as Senior Vice President, General Counsel and Corporate Secretary from October 1, 2012 to March 31, 2013. Ms. Castellano previously served as Vice President International Law and Deputy General Counsel from April 28, 2011 to September 30, 2012, Associate General Counsel, South America and Europe from January 1, 2011 to April 27, 2011, and as Associate General International Counsel from 2004 to December 31, 2010. Prior to that, Ms. Castellano served as Counsel US and Canada from 2002 to 2004. Ms. Castellano joined CPC as Operations Attorney in September 1996 and held that position until 2002. Prior to joining CPC, Ms. Castellano was an income partner in the law firm McDermott Will & Emery from January 1, 1996 and had served as an associate in that firm from 1991 to December 31, 1996. She is a member of the board of trustees of the Peggy Notebaert Nature Museum. Ms. Castellano holds a Bachelor degree in political science from the University of Colorado and a Juris Doctor degree from the University of Michigan School of Law.

Ricardo de Abreu Souza	63

Senior Vice President and President, South America Ingredient Solutions since January 1, 2014. Prior to that Mr. de Abreu Souza served as President and General Manager of the Company’s Mexican subsidiary, from February 1, 2010 to December 31, 2013. Mr. de Abreu Souza previously served as Commercial Director of the Company’s Mexican subsidiary from 2006 to January 31, 2010. Prior thereto he served in positions of increasing responsibility since joining the Company in 1977. Mr. de Abreu Souza holds a Bachelor degree in chemical engineering from MacKenzie University in Sao Paulo, Brazil and a Master degree in business administration from IPADE Business School of Universidad Panamericana in Mexico.

Anthony P. DeLio	58

Senior Vice President and Chief Innovation Officer since January 1, 2014. Prior to that Mr. DeLio served as Vice President, Global Innovation from November 4, 2010 to December 31, 2013, and he served as Vice President, Global Innovation for National Starch from January 1, 2009 to November 3, 2010. Mr. DeLio served as Vice President and General Manager, North America, of National Starch from February 26, 2006 to December 31, 2008. Prior to that he served as Associate Vice Chancellor of Research at the University of Illinois at Urbana-Champaign from August 2004 to February 2006. Previously, Mr. DeLio served as Corporate Vice President of Marketing and External Relations of Archer Daniels Midland Company (“ADM”), one of the

world’s largest processors of oilseeds, corn, wheat, cocoa and other agricultural commodities and a leading manufacturer of protein meal, vegetable oil, corn sweeteners, flour, biodiesel, ethanol and other value-added food and feed ingredients, from October 2002 to October 2003. Prior to that Mr. DeLio was President of the Protein Specialties and Nutraceutical Divisions of ADM from September 2000 to October 2002 and President of the Nutraceutical Division of ADM from June 1999 to September 2001. He held various senior product development positions with Mars, Inc. from 1980 to May 1999. Mr. DeLio holds a Bachelor of Science degree in chemical engineering from Rensselaer Polytechnic Institute.

Jack C. Fortnum	57

Executive Vice President and Chief Financial Officer since January 6, 2014. Prior to that Mr. Fortnum served as Executive Vice President and President, North America from February 1, 2012 to January 5, 2014. Mr. Fortnum previously served as Executive Vice President and President, Global Beverage, Industrial and North America Sweetener Solutions from October 1, 2010 to January 31, 2012. Prior thereto, Mr. Fortnum served as Vice President from 1999 to September 30, 2010 and President of the North America Division from May 2004 to September 30, 2010. Mr. Fortnum joined CPC in 1984 and held positions of increasing responsibility including serving as President, US/Canadian Region of the Company from July 2003 to May 2004. Mr. Fortnum is a member of the Board of Directors of GreenField Ethanol, Inc. He is a former Chairman of the Board of the Corn Refiners Association. Mr. Fortnum holds a Bachelor degree in economics from the University of Toronto and completed the Senior Business Administration Course offered by McGill University.

Diane J. Frisch	59

Senior Vice President, Human Resources since October 1, 2010. Ms. Frisch previously served as Vice President, Human Resources, from May 1, 2010 to September 30, 2010. Prior to that, Ms. Frisch served as Vice President of Human Resources and Communications for the Food Americas and Global Pharmaceutical Packaging businesses of Rio Tinto’s Alcan Packaging, a multinational company engaged in flexible and specialty packaging, from January 2004 to March 30, 2010. Prior to being acquired by Alcan Packaging, Ms. Frisch served as Vice President of Human Resources for the flexible packaging business of Pechiney, S.A., an aluminum and packaging company with headquarters in Paris and Chicago, from January 2001 to January 2004. Previously, she served as Vice President of Human

Resources for Culligan International Company and Vice President and Director of Human Resources for Alumax Mill Products, Inc., a division of Alumax Inc. Ms. Frisch holds a Bachelor of Arts degree in psychology from Ithaca College, Ithaca, NY, and a Master of Science degree in industrial relations from the University of Wisconsin in Madison.

Matthew R. Galvanoni	41

Vice President and Corporate Controller since August 15, 2012. Mr. Galvanoni previously served as Vice President, Corporate Accounting from June 18, 2012, when he joined Ingredion, to August 14, 2012. Mr. Galvanoni was previously employed by Exelon Corporation for 10 years. He served as Principal Accounting Officer of Exelon Generation and Vice President and Assistant Corporate Controller of Exelon Corporation from July 2009 until the merger of Exelon Corporation with Constellation Energy Group, Inc. in March 2012, at which time, Mr. Galvanoni became the Vice President, Financial Systems Integration until May 2012. Mr. Galvanoni previously served as Vice President and Controller of Commonwealth Edison Company and PECO Energy Company from January 2007 to July 2009. He served in various roles at the Director level of the Controllership organization of Exelon Corporation from November 2002 to December 2006. Mr. Galvanoni holds a Bachelor of Science degree in accounting from the University of Illinois, Urbana-Champaign and a Master of Business Administration degree from Northwestern University. He is a certified public accountant in the State of Illinois.

Jorgen Kokke	45

Vice President and General Manager, Asia Pacific since January 6, 2014. Mr. Kokke previously served as Vice President and General Manager, EMEA since joining National Starch on March 1, 2009. Prior to that he served as a Vice President with responsibility for the global PURAC Food and Nutrition business, at CSM NV, a supplier of bakery products. Mr. Kokke holds a Master degree in economics from the University of Amsterdam in the Netherlands.

John F. Saucier	60

Senior Vice President, Corporate Strategy and Global Business Development since October 1, 2010. Mr. Saucier previously served as Vice President and President Asia/Africa Division and Global Business Development from November 2007 to September 30, 2010. Mr. Saucier previously served as Vice President, Global Business and Product Development, Sales and Marketing from April 2006 to November 2007. Prior to that, Mr. Saucier was President, Integrated Nylon Division of Solutia Inc., a specialty chemical manufacturer from May 2004 to March 2005, and Vice President of Solutia and General Manager of its Integrated Nylon Division from September 2001 to May 2004. Solutia Inc. and 14 of its US subsidiaries filed voluntary petitions under the bankruptcy laws in December 2003. Mr. Saucier holds Bachelor and Master degrees in mechanical engineering from the University of Missouri and a Master degree in Business Administration from Washington University in St. Louis.

Robert J. Stefansic	52

Senior Vice President, Operational Excellence and Environmental, Health, Safety and Sustainability since January 1, 2014. Prior to that, Mr. Stefansic served as Vice President, Operational Excellence and Environmental, Health, Safety and Sustainability from August 1, 2011 to December 31, 2013. He previously served as Vice President, Global Manufacturing Network Optimization and Environmental, Health, Safety and Sustainability of National Starch, from November 1, 2010 to July 31, 2011. Prior to that, he served as Vice President, Global Operations of National Starch from November 1, 2006 to October 31, 2010.  Prior to that, he served as Vice President, North America Manufacturing of National Starch from December 13, 2004 to October 31, 2006.  Prior to joining National Starch he held positions of increasing responsibility with The Valspar Corporation, General Chemical Corp. and Allied Signal Corporation. Mr. Stefansic holds a Bachelor degree in chemical engineering and a Master degree in business administration from the University of South Carolina.

James P. Zallie	52

Executive Vice President, Global Specialties and President North America and EMEA since January 6, 2014. Prior to that Mr. Zallie served as Executive Vice President, Global Specialties and President, EMEA and Asia-Pacific from February 1, 2012 to January 5, 2014. Mr. Zallie previously served as Executive Vice President and President, Global Ingredient Solutions from October 1, 2010 to January 31, 2012. Mr. Zallie previously served as President and Chief Executive Officer of the National Starch business from January 2007 to September 30, 2010. Mr. Zallie worked for National Starch for more than 27 years in various positions of increasing responsibility, first in technical, then marketing and then international business management positions. He holds Masters degrees in food science and business administration from Rutgers University and a Bachelor of Science degree in food science from Pennsylvania State University.

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

There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; pressure to extend our customers’ payment terms; insolvency of our customers, resulting in increased provisions for credit losses; decreased customer demand, including order delays or cancellations, and counterparty failures negatively impacting our operations.

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

We primarily sell world commodities.  Historically, local prices have adjusted relatively quickly to offset the effect of local currency devaluations, although we cannot guarantee this in the future.  Due to recent pricing controls on many consumer products instituted by the Argentina government, we expect that it will take longer than in the past to achieve pricing improvement in that country.  We may hedge transactions that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction.  We are subject to the risks normally attendant to such hedging activities.

Raw material and energy price fluctuations, and supply interruptions and shortages could adversely affect our results of operations.

Our finished products are made primarily from corn. Purchased corn and other raw material costs account for between 40 percent and 65 percent of finished product costs.  Some of our products are based upon specific varieties of corn that are produced in significantly less volumes than yellow dent corn.  These specialty grains are higher-cost due to their more limited supply and require planning cycles of up to three years in order for us to receive our desired amount of specialty corn.  Also, we utilize tapioca in the manufacturing of starch products in Thailand.  If our raw materials are not available in sufficient quantities or quality, our results of operations could be negatively impacted.

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

The market prices for our raw materials may vary considerably depending on supply and demand, world economies and other factors.  We purchase these commodities based on our anticipated usage and future outlook for these costs.  We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.

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

We operate in a highly competitive environment.  Many of our products compete with virtually identical or similar products manufactured by other companies in the starch and sweetener industry.  In the United States, there are competitors, several of which are divisions of larger enterprises that have greater financial resources than we do. Some of these competitors, unlike us, have vertically integrated their corn refining and other operations.  Many of our products also compete with products made from raw materials other than corn.  Fluctuation in prices of these competing products may affect prices of, and profits derived from, our products.  In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially HFCS.  Competition in markets in which we compete is largely based on price, quality and product availability.

Changes in consumer preferences and perceptions may lessen the demand for our products, which could reduce our sales and profitability and harm our business.

Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products containing sweetener products, including HFCS, in favor of foods that are perceived as being more healthy, could reduce our sales and profitability, and such a reduction could be material. Increasing concern among consumers, public health professionals and government agencies about the potential health concerns associated with obesity and inactive lifestyles represent a significant challenge to some of our customers, including those engaged in the food and soft drink industries.

The uncertainty of acceptance of products developed through biotechnology could affect our profitability.

The commercial success of agricultural products developed through biotechnology, including genetically modified corn, depends in part on public acceptance of their development, cultivation, distribution and consumption. Public attitudes can be influenced by claims that genetically modified products are unsafe for consumption or that they pose unknown risks to the environment even if such claims are not based on scientific studies. These public attitudes can influence regulatory and legislative decisions about biotechnology. The sale of the Company’s products which may contain genetically modified corn could be delayed or impaired because of adverse public perception regarding the safety of the Company’s products and the potential effects of these products on animals, human health and the environment.

Our information technology systems, processes, and sites may suffer interruptions or failures which may affect our ability to conduct our business.

Our information technology systems, some of which are dependent on services provided by third parties, provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  We have put in place security measures to protect ourselves against cyber-based attacks and disaster recovery plans for our critical systems.  However, if our information technology systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and our disaster recovery plans do not effectively mitigate on a timely basis, we may encounter disruptions that could interrupt our ability to manage our operations and suffer damage to our reputation, which may adversely impact our revenues, operating results and financial condition.

Our profitability could be negatively impacted if we fail to maintain satisfactory labor relations.

Approximately 35 percent of our US and 47 percent of our non-US employees are members of unions.  Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

Our reliance on certain industries for a significant portion of our sales could have a material adverse effect on our business.

Approximately 50 percent of our 2013 sales were made to companies engaged in the food industry and approximately 14 percent were made to companies in the beverage industry.  Additionally, sales to the animal nutrition market, the paper and corrugating industry, and the brewing industry represented approximately 12 percent, 9 percent and 8 percent of our 2013 net sales, respectively.  If our food customers, beverage customers, brewing industry customers, paper and corrugating customers or animal feed customers were to substantially decrease their purchases, our business might be materially adversely affected.

Natural disasters, war, acts and threats of terrorism, pandemic and other significant events could negatively impact our business.

If the economies of any countries where we sell or manufacture products are affected by natural disasters; such as earthquakes, floods or severe weather; war, acts of war or terrorism; or the outbreak of a pandemic such as Severe Acute Respiratory Syndrome (“SARS”) or the Avian Flu; it could result in asset write-offs, decreased sales and overall reduced cash flows.

Government policies and regulations in general, and specifically affecting agriculture-related businesses, could adversely affect our operating results.

Our operating results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, and other activities of United States and foreign governments, agencies, and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange rate fluctuations, burdensome taxes and tariffs, and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit our ability to transact business in these markets and could adversely affect our revenues and operating results.

Due to cross-border disputes, our operations could be adversely affected by actions taken by the governments of countries where we conduct business.

The recognition of impairment charges on goodwill or long-lived assets could adversely impact our future financial position and results of operations.

We perform an annual impairment assessment for goodwill and our indefinite-lived intangible assets, and as necessary, for other long-lived assets.  If the results of such assessments were to show that the fair value of these assets were less than the carrying values, we could be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material.  Our annual impairment assessment as of October 1, 2013 did not result in any additional impairment charges for the year.

Even though it was determined that there was no additional long-lived asset impairment as of October 1, 2013, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of October 1, 2014.

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

In particular, the carrying value of deferred tax assets, which are predominantly in the US, United Kingdom, Mexico and Korea, is dependent upon our ability to generate future taxable income in these jurisdictions.  In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

Operating difficulties at our manufacturing plants could adversely affect our operating results.

Producing starches and sweeteners through corn refining is a capital intensive industry. We have 36 plants and have preventive maintenance and de-bottlenecking programs designed to maintain and improve grind capacity and facility reliability. If we encounter operating difficulties at a plant for an extended period of time or start-up problems with any capital improvement projects, we may not be able to meet a portion of sales order commitments and could incur significantly higher operating expenses, both of which could adversely affect our operating results.  We also use boilers to generate steam required in our manufacturing processes. An event that impaired the operation of a boiler for an extended period of time could have a significant adverse effect on the operations of any plant where such event occurred.

Also, we are subject to risks related to such matters as product quality or contamination; compliance with environmental, health and safety regulations; and customer product liability claims.  The liability which could result from these risks may not always be covered by, or could exceed the limits of the insurance coverage related to product liability and food safety matters that we maintain.  In addition, negative publicity caused by product liability and food safety matters may damage our reputation.  The occurrence of any of the matters described above could adversely affect our revenues and operating results.

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

We have electricity co-generation facilities at all of our US and Canadian plants with the exception of

Indianapolis, North Kansas City, Stockton, Charleston and Mapleton, as well as at our plants in San Juan del Rio, Mexico; Mexico City, Mexico; Baradero, Argentina; and Balsa Nova and Mogi-Guacu, Brazil, that provide electricity at a lower cost than is available from third parties. We generally own and operate these co-generation facilities, except for the facilities at our Cardinal, Ontario; and Balsa Nova and Mogi-Guacu, Brazil locations, which are owned by, and operated pursuant to co-generation agreements with third parties.

In recent years, we have made significant capital expenditures to update, expand and improve our facilities, spending $298 million in 2013.  We believe these capital expenditures will allow us to operate efficient facilities for the foreseeable future.   We currently anticipate that capital expenditures for 2014 will approximate $300 million to $350 million.

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

On November 18, 2011, the plaintiffs filed a second, amended complaint against certain of the CRA member companies, including us, seeking to reinstate the federal law claims, but not the state law claims, against certain of the CRA member companies, including us.  On December 16, 2011, the CRA member companies filed a motion to dismiss the second amended complaint on multiple grounds. On July 31, 2012, the U.S. District Court for the Central District of California denied the motion to dismiss for all CRA member companies other than Roquette America, Inc.

On September 4, 2012, we and the other CRA member companies that remain defendants in the case filed an answer to the plaintiffs’ second, amended complaint that, among other things, added a counterclaim against the Sugar Association.  The counterclaim alleges that the Sugar Association has made false and misleading statements that processed sugar differs from high fructose corn syrup in ways that are beneficial to consumers’ health (i.e., that consumers will be healthier if they consume foods and beverages containing processed sugar instead of high fructose corn syrup).  The counterclaim, which was filed in the U.S. District Court for the Central District of California, seeks injunctive relief and unspecified damages. Although the counterclaim was initially only filed against the Sugar Association, the Company and the other CRA member companies that remain defendants in the Western Sugar case have reserved the right to add other plaintiffs to the counterclaim in the future.

On October 29, 2012, the Sugar Association and the other plaintiffs filed a motion to dismiss the counterclaim and certain related portions of the defendants’ answer, each on multiple grounds.  On December 10,

2012, the remaining member companies which are defendants in the case responded to the motion to dismiss the counterclaim.  On January 14, 2013, the plaintiffs filed a reply to the defendants’ response to the motion to dismiss.  On September 16, 2013, the U.S. District Court for the Central District of California denied the motion to dismiss the counterclaim, which entitles the Company and the other CRA member companies to continue to pursue the counterclaim against the Sugar Association and the other plaintiffs.

We continue to believe that the second, amended complaint is without merit and intend to vigorously defend this case.  In addition, we intend to vigorously pursue our rights in connection with the counterclaim.

We are currently subject to various other claims and suits arising in the ordinary course of business, including certain environmental proceedings and product liability claims.  We do not believe that the results of such legal proceedings, even if unfavorable to us, will be material to us.  There can be no assurance, however, that such claims or suits or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.                             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “INGR.”  The number of holders of record of our common stock was 5,428 at January 31, 2014.

We have a history of paying quarterly dividends.  The amount and timing of the dividend payment, if any, is based on a number of factors including estimated earnings, financial position and cash flow.  The payment of a dividend is solely at the discretion of our Board of Directors.  Future dividend payments will be subject to our financial results and the availability of funds and statutory surplus to pay dividends.

The quarterly high and low sales prices for our common stock and cash dividends declared per common share for 2012 and 2013 are shown below.

	1st QTR	2nd QTR	3rd QTR	4th QTR
2013
Market prices
High	$72.58	$74.31	$72.19	$70.48
Low	62.44	62.65	60.62	63.49
Per share dividends declared	$0.38	$0.38	$0.38	$0.42

2012
Market prices
High	$58.38	$58.87	$56.57	$66.66
Low	50.59	47.26	45.30	54.57
Per share dividends declared	$0.20	$0.20	$0.26	$0.26

Issuer Purchases of Equity Securities:

The following table summarizes information with respect to our purchases of our common stock during the fourth quarter of 2013.

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Oct. 1 – Oct. 31, 2013	—	—	—	2,505 shares
Nov. 1 – Nov. 30, 2013	2,029	68.30	2,029	476 shares
Dec. 1 – Dec. 31, 2013	476	69.62	476	4,000 shares*
Total	2,505	68.55	2,505

*On December 13, 2013, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 4 million of its outstanding common shares through December 12, 2018.  The Company’s previous stock repurchase program permitting the purchase of up to 5 million shares was completed in the fourth quarter upon the repurchase of 2.5 million shares at an average price of $68.55 per share.  As of December 31, 2013, we had not repurchased any shares under the new program, leaving 4 million shares available for repurchase.

ITEM 6.                         SELECTED FINANCIAL DATA

Selected financial data is provided below.

(in millions, except per share amounts)	2013	2012		2011		2010 (a)		2009
Summary of operations:

Net sales	$6,328	$6,532		$6,219		$4,367		$3,672

Net income attributable to Ingredion	396	428	(b)	416	(c)	169	(d)	41	(e)

Net earnings per common share of Ingredion:

Basic	$5.14	$5.59	(b)	$5.44	(c)	$2.24	(d)	$0.55	(e)

Diluted	$5.05	$5.47	(b)	$5.32	(c)	$2.20	(d)	$0.54	(e)

Cash dividends declared per common share of Ingredion	$1.56	$0.92		$0.66		$0.56		$0.56

Balance sheet data:
Working capital	$1,394	$1,427		$1,176		$881		$450

Property, plant and equipment-net	2,156	2,193		2,156		2,156		1,594

Total assets	5,360	5,592		5,317		5,040		2,952

Long-term debt	1,717	1,724		1,801		1,681		408

Total debt	1,810	1,800		1,949		1,769		544

Redeemable common stock	—	—		—		—		14

Total equity (f)	$2,429	$2,459		$2,133		$2,001		$1,704

Shares outstanding, year end	74.3	77.0		75.9		76.0		74.9

Additional data:

Depreciation and amortization	$194	$211		$211		$155		$130

Capital expenditures	298	313		263		159		146

(a)   Includes National Starch from October 1, 2010 forward.

(b)   Includes a $13 million benefit from the reversal of a valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share), after-tax charges for impaired assets and restructuring costs of $23 million ($0.29 per diluted common share), an after-tax gain from a change in a North American benefit plan of $3 million ($0.04 per diluted common share), after-tax costs of $3 million ($0.03 per diluted common share) relating to the integration of National Starch and an after-tax gain from the sale of land sale of $2 million ($0.02 per diluted common share).  See Notes 3 and 7 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(c)   Includes a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States, an after-tax gain of $18 million ($0.23 per diluted common share) pertaining to a change in a postretirement plan, after-tax charges of $7 million for restructuring costs ($0.08 per diluted common share) and after-tax costs of $21 million ($0.26 per diluted common share) relating to the integration of National Starch.   See Notes 3, 8 and 11 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(d)   Includes $14 million of after-tax charges for bridge loan and other financing costs ($0.18 per diluted common share), after-tax costs related to the National Starch acquisition of $26 million ($0.34 per diluted common share), after-tax charges of $22 million ($0.29 per diluted common share) for impaired assets and other costs primarily associated with our operations in Chile and after-tax charges of $18 million ($0.23 per diluted common share) relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules.

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

Our Strategic Blueprint continues to guide our decision making and strategic choices with an emphasis on value-added ingredients for our customers. The foundation of our Strategic Blueprint is operational excellence, which includes our focus on safety, quality and continuous improvement.  We see growth opportunities in three areas.  First is organic growth as we expand our current business.  Second, we are focused on innovation and expect to grow through the development of new, on-trend products.  Finally, we look for growth from geographic expansion as we extend our reach to new locations.  The ultimate goal of these strategies and actions is to deliver increased shareholder value.

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

Net sales, operating income, net income and diluted earnings per common share for 2013 decreased from our record levels of 2012.  The decreased earnings were driven principally by poor operating results in our South America business.  Our inability to increase selling prices to a level sufficient to recover higher costs, primarily in Argentina, and the reduced absorption of fixed manufacturing costs as a result of lower sales volumes due to soft demand from a weaker economy, drove the earnings decline in South America.  We anticipate that our business in the Southern Cone of South America will continue to be challenged with high production costs, the devaluation of the Argentine peso, product pricing limitations and volume pressures in 2014.  We expect that it will continue to take longer to achieve pricing improvement in the Southern Cone of South America to recapture the unfavorable impact of the devaluation of the Argentine Peso, compared to our historical experience, due to price controls on many consumer products instituted by the government of Argentina.  In North America, our largest segment, we performed well as operating income declined only 2 percent from our record performance of 2012 despite the challenges created by historically high corn prices driven by the worst drought in decades, low sugar prices and soft consumer volumes.  Asia Pacific delivered another year of volume and operating income growth; while EMEA continued to show volume strength, although operating income declined slightly due to unfavorable currency translation and higher energy costs in Pakistan.

We generated good operating cash flow that we used to invest in our business and to repurchase 3.4 million of our common shares.  We also increased the cash dividend on our common stock by over 60 percent in 2013.  Our balance sheet is strong and positions us well for future strategic initiatives.

Looking ahead, we anticipate that our operating income will grow in 2014 compared to 2013.  In North America, although we anticipate net sales to decline as we pass along lower corn prices to our customers, we expect our operating income to slightly improve based on the anticipated mix of products to be sold.  South American net sales and operating income are expected to increase as volumes improve in the segment; however, we are cautious of potential continued difficult political and economic conditions in Argentina.  Net sales and operating income are anticipated to improve in

2014 in both our Asia Pacific and EMEA segments with increases in net sales reflecting anticipated volume growth and a more favorable mix of product sales.

We currently expect that our available cash balances, future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

RESULTS OF OPERATIONS

We have significant operations in North America, South America, Asia Pacific and EMEA.  For most of our foreign subsidiaries, the local foreign currency is the functional currency.  Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into US dollars (“USD”) at the applicable average exchange rates for the period.  Fluctuations in foreign currency exchange rates affect the US dollar amounts of our foreign subsidiaries’ revenues and expenses.  The impact of foreign currency exchange rate changes, where significant, is provided below.

2013 Compared to 2012

Net Income attributable to Ingredion.  Net income attributable to Ingredion for 2013 decreased to $396 million, or $5.05 per diluted common share, from 2012 net income of $428 million, or $5.47 per diluted common share.  Our results for 2012 included after-tax charges of $16 million ($0.20 per diluted common share) for impaired assets and restructuring costs in Kenya, China and Colombia (see Note 3 of the notes to the consolidated financial statements for additional information), after-tax restructuring charges of $7 million ($0.09 per diluted common share) relating to our manufacturing optimization plan in North America, and after-tax costs of $3 million ($0.03 per diluted common share) associated with our integration of National Starch.  Additionally, our 2012 results included the reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share), an after-tax gain from a change in a benefit plan of $3 million ($0.04 per diluted common share) and an after-tax gain from the sale of land of $2 million ($0.02 per diluted common share).

Without the impairment/restructuring charges, the reversal of the Korean deferred tax asset valuation allowance, the gain from the benefit plan change, the gain from the land sale and the integration costs in 2012, net income and diluted earnings per common share for 2013 would have declined 9 percent from 2012.  This decline in net income primarily reflects lower operating income driven principally by significantly reduced operating income in South America.

Net Sales.  Net sales for 2013 decreased to $6.33 billion from $6.53 billion in 2012, primarily reflecting reduced sales in South America and North America.

A summary of net sales by reportable business segment is shown below:

(in millions)	2013	2012	Increase (Decrease)	% Change
North America	$3,647	$3,741	$(94)	(3)%
South America	1,334	1,462	(128)	(9)%
Asia Pacific	805	816	(11)	(1)%
EMEA	542	513	29	6%

Total	$6,328	$6,532	$(204)	(3)%

The decrease in net sales primarily reflects a 3 percent volume reduction and unfavorable currency translation of 3 percent attributable to weaker foreign currencies relative to the US dollar, which more than offset improved price/product mix of 3 percent.

Net sales in North America decreased 3 percent, as a 4 percent volume decline and slightly unfavorable currency translation attributable to a weaker Canadian dollar, more than offset improved price/product mix of 2 percent.  Increased selling prices helped to offset higher corn costs.  Net sales in South America decreased 9 percent, as a 10 percent decline attributable to weaker foreign currencies and a 2 percent volume reduction, more than offset a 3 percent price/product mix improvement.  The volume reduction primarily reflects weaker economic conditions, particularly in the Southern Cone of South America and in Brazil, and reduced sales to the brewing industry where excess industry capacity resulted in weaker brewery demand for high maltose in Brazil.  Asia Pacific net sales declined 1 percent, as a volume decline of 2 percent and slightly unfavorable currency translation effects more than offset a 1 percent price/product mix improvement.  The volume reduction reflects the effect of the fourth quarter 2012 sale of our investment in our Chinese non-wholly-owned consolidated subsidiary, Shouguang Golden Far East Modified Starch Co., Ltd. (“GFEMS”).  Without net sales of $23 million from GFEMS in 2012, Asia Pacific net sales for 2013 would have increased 2 percent and volume would have grown 1 percent from a year ago.  EMEA net sales grew 6 percent reflecting price/product mix improvement of 8 percent and 1 percent volume growth, which more than offset unfavorable currency translation of 3 percent.  Without an $11 million sales reduction attributable to the closure of our plant in Kenya, EMEA net sales for 2013 would have increased approximately 8 percent and volume would have grown approximately 3 percent from 2012.

Cost of Sales.  Cost of sales for 2013 decreased 2 percent to $5.20 billion from $5.29 billion in 2012.  Higher raw material costs were more than offset by reduced volume, the effects of currency translation and the impacts of continued cost savings focus.  Pricing actions by us limited the unfavorable impact of higher raw material costs on our operating income.  Currency translation caused cost of sales for 2013 to decrease approximately 3 percent from 2012, reflecting the impact of weaker foreign currencies, particularly in South America.  Gross corn costs per ton for 2013 increased approximately 1 percent from 2012, driven by higher market prices for corn.  Additionally, energy costs increased approximately 2 percent from 2012; primarily reflecting higher costs in Korea and Pakistan.  Our gross profit margin for 2013 was 18 percent, compared to 19 percent in 2012, primarily reflecting lower gross profits in South America.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for 2013 declined to $534 million from $556 million in 2012.  The decrease was driven principally by foreign currency weakness and cost savings initiatives.  Currency translation caused SG&A expenses for 2013 to decrease approximately 3 percent from 2012.  SG&A expenses represented approximately 8 percent of net sales in 2013, consistent with 2012.

Other Income-net.  Other income-net of $16 million for 2013 decreased from other income-net of $22 million in 2012.  This decrease primarily reflects the effects of a $5 million gain from a change in a North America benefit plan and a $2 million gain from a land sale, both of which were recorded in the fourth quarter of 2012.

Operating Income.  A summary of operating income is shown below:

(in millions)	2013	2012	Favorable (Unfavorable) Variance	Favorable (Unfavorable) % Change
North America	$401	$408	$(7)	(2)%
South America	116	198	(82)	(41)%
Asia Pacific	97	95	2	2%
EMEA	74	78	(4)	(6)%
Corporate expenses	(75)	(78)	3	4%
Restructuring/impairment charges	—	(36)	36	nm
Gain from change in benefit plans	—	5	(5)	nm
Integration costs	—	(4)	4	nm
Gain from sale of land	—	2	(2)	nm
Operating income	$613	$668	$(55)	(8)%

Operating income for 2013 declined to $613 million from $668 million in 2012.  Operating income for 2012 included $20 million of charges for impaired assets and restructuring costs in Kenya, $11 million of restructuring charges to reduce the carrying value of certain equipment associated with our manufacturing optimization plan in North America,

$5 million of charges for impaired assets in China and Colombia, and $4 million of costs pertaining to the integration of National Starch.  Additionally, operating income for 2012 included the $5 million gain from the benefit plan change in North America and a $2 million gain from the sale of land.  Without the impairment/restructuring charges, integration costs, the gain from the benefit plan change, and the gain from the land sale, operating income for 2013 would have decreased 13 percent, primarily reflecting reduced operating income in South America.  Unfavorable currency translation associated with weaker foreign currencies caused operating income to decline by approximately $21 million from 2012.

North America operating income decreased 2 percent to $401 million from $408 million in 2012.  Lower volumes due to reduced customer demand drove the operating income decline.  Improved product selling prices and manufacturing cost saving initiatives limited the unfavorable impact of the reduced sales volume.  Currency translation associated with a weaker Canadian dollar caused operating income to decrease by approximately $3 million in North America.  South America operating income decreased 41 percent to $116 million from $198 million in 2012.  The decrease was driven by significantly weaker results in the Southern Cone of South America and in Brazil.  Our inability to increase selling prices to a level sufficient to recover higher corn, energy and labor costs, primarily in Argentina, and the reduced absorption of fixed manufacturing costs as a result of lower sales volumes due to soft demand from a weaker economy, drove the earnings decline.  Translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $14 million.  We anticipate that our business in South America will continue to be challenged with high production costs, local currency devaluation, product pricing limitations and volume pressures in 2014.  Asia Pacific operating income rose 2 percent to $97 million from $95 million in 2012.  This increase primarily reflects organic volume growth and slightly higher product selling prices, which more than offset higher local production costs and the impact of weaker foreign currencies.  Unfavorable translation effects associated with weaker foreign currencies caused Asia Pacific operating income to decrease by approximately $1 million.  EMEA operating income decreased 6 percent to $74 million from $78 million in 2012.  The decrease primarily reflects the impacts of weaker foreign currencies and higher local production and energy costs, which more than offset improved product price/mix and volume growth.  Translation effects associated with weaker foreign currencies (particularly the Pakistan Rupee) caused EMEA operating income to decrease by approximately $3 million.  Energy infrastructure in Pakistan remains problematic and we continue to face challenges resulting from related power shortages and higher energy costs in that country.

Financing Costs-net.  Financing costs-net decreased slightly to $66 million in 2013 from $67 million in 2012.  The decrease primarily reflects reduced interest expense driven by lower average borrowings and interest rates and an increase in interest income attributable to our higher cash balances, partially offset by an increase in foreign currency transaction losses.

Provision for Income Taxes.  Our effective tax rate was 26.3 percent in 2013, as compared to 27.8 percent in 2012.  Our effective tax rate for 2013 includes approximately $2 million of tax benefits related to the January 2, 2013 enactment of the US American Taxpayer Relief Act of 2012.  The Company also received a favorable tax determination from the Canadian courts during 2013 that resulted in approximately $4 million of tax benefits related to prior years, and an additional $2 million related to the current year.  In addition, the Company recognized approximately $11 million of tax favorability related to net changes in previously unrecognized tax benefits and global provision to return adjustments.  Our effective income tax rate for 2012 includes the effects of the discrete reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary, the recognition of an income tax benefit of $8 million related to our $20 million restructuring charge in Kenya and the associated tax write-off of the investment.  Additionally, in 2012 we recorded a $4 million pre-tax charge related to the disposition of GFEMS, which is not expected to produce a realizable tax benefit.  Without the impact of the items described above, our effective tax rates for 2013 and 2012 would have been approximately 30 percent in both periods.  See also Note 7 of the notes to the consolidated financial statements.

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests was $7 million in 2013, up from $6 million in 2012.  The increase reflects the impact of our 2012 sale of GFEMS and improved net income at our non-wholly-owned operation in Pakistan.

Comprehensive Income.  We recorded comprehensive income of $288 million in 2013, as compared with $366 million in 2012.  The decrease in comprehensive income primarily reflects a $125 million unfavorable variance in the cumulative translation adjustment, a $41 million unfavorable variance associated with our cash-flow hedging activity and our lower net income of $31 million, partially offset by a $119 million favorable variance relating mainly to the improved funded status of our pension and postretirement benefit plans.  The unfavorable variance in the cumulative translation adjustment reflects a greater weakening in end of period foreign currencies relative to the US dollar, as compared to a year ago.

2012 Compared to 2011

Net Income attributable to Ingredion.  Net income attributable to Ingredion for 2012 increased to $428 million, or $5.47 per diluted common share, from 2011 net income of $416 million, or $5.32 per diluted common share.  Our results for 2012 included after-tax charges of $16 million ($0.20 per diluted common share) for impaired assets and restructuring costs in Kenya, China and Colombia (see Note 3 of the notes to the consolidated financial statements for additional information), after-tax restructuring charges of $7 million ($0.09 per diluted common share) relating to our manufacturing optimization plan in North America, and after-tax costs of $3 million ($0.03 per diluted common share) associated with our integration of National Starch.  Additionally, our 2012 results included the reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share), an after-tax gain from a change in a benefit plan of $3 million ($0.04 per diluted common share) and an after-tax gain from the sale of land of $2 million ($0.02 per diluted common share).  Our results for 2011 included a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States (see Note 11 of the notes to the consolidated financial statements for additional information) and an after-tax gain of $18 million ($0.23 per diluted common share) pertaining to a change in a postretirement plan (see Note 8 of the notes to the consolidated financial statements for additional information).  Additionally, our 2011 results included after-tax costs of $21 million ($0.26 per diluted common share) relating to the integration of National Starch and after-tax restructuring charges of $7 million ($0.08 per diluted common share) associated with our manufacturing optimization plan in North America.

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

Selling, General and Administrative Expenses.  SG&A expenses for 2012 increased to $556 million from $543 million in 2011.  The increase primarily reflects higher compensation-related costs; lower integration expenses and the impact of weaker foreign currencies partially offset these increases.  Currency translation caused operating expenses for 2012 to decrease approximately 3 percent from 2011.  SG&A expenses represented 9 percent of net sales in both 2012 and 2011.  Without integration costs, SG&A expenses, as a percentage of net sales, would have been 8 percent in both 2012 and 2011.

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

Operating income for 2012 declined slightly to $668 million from $671 million in 2011.  Operating income for 2012 included $20 million of charges for impaired assets and restructuring costs in Kenya, $11 million of restructuring charges to reduce the carrying value of certain equipment associated with our manufacturing optimization plan in North America, $5 million of charges for impaired assets in China and Colombia, and $4 million of costs pertaining to the integration of

National Starch.  Additionally, operating income for 2012 included the $5 million gain from the benefit plan change in North America and a $2 million gain from the sale of land.  Operating income for 2011 included the $58 million NAFTA award, a $30 million gain from a change in a postretirement plan, $31 million of costs pertaining to the integration of National Starch and $10 million of restructuring charges associated with our North American manufacturing optimization plan.  Without the impairment/restructuring charges, integration costs, the NAFTA award, the gains from the changes in benefit plans, and the gain from the land sale, operating income for 2012 would have increased 12 percent, primarily reflecting strong earnings growth in North America and, to a lesser extent, in Asia Pacific.  Unfavorable currency translation associated with weaker foreign currencies caused operating income to decline by approximately $30 million from 2011.

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

Provision for Income Taxes.  Our effective tax rate was 27.8 percent in 2012, as compared to 28.7 percent in 2011.  Our effective income tax rate for 2012 included the effects of the discrete reversal of a $13 million valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary, the recognition of an income tax benefit of $8 million related to our $20 million restructuring charge in Kenya and the associated tax write-off of the investment.  Additionally, we recorded a $4 million pretax charge related to the disposition of GFEMS, which is not expected to produce a realizable tax benefit.  Our effective income tax rate for 2011 included the benefit of the one-time recognition of tax free income related to the NAFTA award in pretax income, which lowered our effective income tax rate by 3.5 percentage points.  Without the impact of the items described above, our effective tax rates for 2012 and 2011 would have been approximately 30 percent and 32 percent, respectively.  See also Note 7 of the notes to the consolidated financial statements.

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests was $6 million in 2012, down from $7 million in 2011.  The decrease reflects lower earnings at our non-wholly-owned operations in Pakistan and China.

Comprehensive Income.  We recorded comprehensive income of $366 million in 2012, as compared with $193 million in 2011.  The increase primarily reflects a $97 million favorable variance in the currency translation adjustment and a $94 million favorable variance associated with our cash-flow hedging activity.  The favorable variance in the currency translation adjustment reflects a more moderate weakening in end of period foreign currencies relative to the US dollar in 2012, as compared to 2011, when end of period foreign currency depreciation was more significant.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, our total assets were $5.36 billion, down from $5.59 billion at December 31, 2012.  This decrease primarily reflects translation effects associated with weaker end of period foreign currencies relative to the US dollar.  Total equity decreased to $2.43 billion at December 31, 2013, from $2.46 billion at December 31, 2012.  This decrease primarily reflects our share repurchases, dividends on our common stock and an increase in our accumulated other comprehensive loss driven principally by unfavorable foreign currency translation and losses on cash flow hedges that more than offset actuarial gains on our pension and postretirement benefit obligations.  These declines more than offset the impact of our 2013 net income on total equity.

We have a senior, unsecured, $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  Subject to certain terms and conditions, we may increase the amount of the revolving credit facility under the Revolving Credit Agreement by up to $250 million in the aggregate.  All committed pro rata borrowings under the revolving credit facility will bear interest at a variable annual rate based on the LIBOR or prime rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin based on our leverage ratio (as reported in the financial statements delivered pursuant to the Revolving Credit Agreement).

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.  We must also comply with a leverage ratio and an interest coverage ratio covenant.  The occurrence of an event of default under the Revolving Credit Agreement could result in all loans and other obligations under the agreement being declared due and payable and the revolving credit facility being terminated.  We met all covenant requirements as of December 31, 2013.

At December 31, 2013, there were no borrowings outstanding under our Revolving Credit Agreement.  In addition, we have a number of short-term credit facilities consisting of operating lines of credit.  At December 31, 2013, we had total debt outstanding of $1.81 billion, compared to $1.80 billion at December 31, 2012.  The debt includes $350 million (principal amount) of 3.2 percent notes due 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $93 million of consolidated subsidiary debt consisting of local country short-term borrowings.  Ingredion Incorporated, as the parent company, guarantees certain obligations of its consolidated subsidiaries.  At December 31, 2013, such guarantees aggregated $225 million.  Management believes that such consolidated subsidiaries will meet their financial obligations as they become due.

Historically, the principal source of our liquidity has been our internally generated cash flow, which we supplement as necessary with our ability to borrow on our bank lines and to raise funds in the capital markets.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $487 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 4.4 percent and 4.5 percent for 2013 and 2012, respectively.

Net Cash Flows

A summary of operating cash flows is shown below:

(in millions)	2013	2012
Net income	$403	$434
Depreciation and amortization	194	211
Write-off of impaired assets	—	24
Gain from change in benefit plans	—	(5)
Deferred income taxes	30	(3)
Changes in working capital	(57)	33
Other	49	38

Cash provided by operations	$619	$732

Cash provided by operations was $619 million in 2013, as compared with $732 million in 2012.  The decrease in operating cash flow for 2013 primarily reflects an increase in our investment in working capital.  Our working capital increase was driven principally by a decrease in accounts payable and accrued liabilities associated with the timing of payments and an increase in accounts receivable due to the timing of collections, partially offset by a reduction in inventory quantities and raw material costs.  Our lower net income also contributed to the decrease in cash provided by operating activities.

We had cash inflows of $14 million in 2013 from our margin account activity relating to commodity hedging contracts.  To manage price risk related to corn purchases in North America, we use derivative instruments (corn futures and options contracts) to lock in our corn costs associated with firm-priced customer sales contracts.  We are unable to directly hedge price risk related to co-product sales; however, we enter into hedges of soybean oil (a competing product to our animal feed and corn oil) in order to mitigate the price risk of animal feed and corn oil sales.  As the market price of corn fluctuates, our derivative instruments change in value and we fund any unrealized losses or receive cash for any unrealized gains related to outstanding corn futures and option contracts.  We plan to continue to use corn futures and option contracts to hedge the price risk associated with firm-priced customer sales contracts in our North American business and, accordingly, we will be required to make or be entitled to receive, cash deposits for margin calls depending on the movement in the market price for corn.

Listed below are our primary investing and financing activities for 2013:

Sources (Uses)
of Cash
(in millions)
Capital expenditures	$(298)
Payments on debt	(53)
Proceeds from borrowings	21
Dividends paid (including dividends of $3 to non-controlling interests)	(112)
Repurchases of common stock	(228)
Issuance of common stock	14

On December 13, 2013, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock, an 11 percent increase from the previous quarterly dividend of $0.38 per share.  This dividend was paid on January 27, 2014 to stockholders of record at the close of business on December 31, 2013.

We currently anticipate that capital expenditures for 2014 will be in the range of $300 million to $350 million.

We currently expect that our available cash balances, future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are planned to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $341 million of our total cash and cash equivalents of $574 million at December 31, 2013, was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At December 31, 2013, our accumulated other comprehensive loss account (“AOCI”) included $32 million of losses, net of tax of $15 million, related to these derivative instruments.  It is anticipated that approximately $31 million of these losses, net of tax of $15 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, including many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk.  At December 31, 2013, we had foreign currency forward sales contracts with an aggregate notional amount of $147 million and foreign currency forward purchase contracts with an aggregate notional amount of $78 million that hedged transactional exposures.  The fair value of these derivative instruments is a liability of $5 million at December 31, 2013.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  At December 31, 2013, AOCI included $1 million of net gains, net of income taxes, associated with these hedges. It is anticipated that approximately $2 million of losses, net of income taxes of $1 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the fair value of the underlying hedged item.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to US dollars at less favorable rates than the official rate.  Argentina and other emerging markets have experienced increased devaluation and volatility during the first part of 2014.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at December 31, 2013 or 2012.

We have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month USD LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $13 million at December 31, 2013 and is reflected in the Consolidated Balance Sheet within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At December 31, 2013, our accumulated other comprehensive loss account included $8 million of losses (net of tax of $5 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The table below summarizes our significant contractual obligations as of December 31, 2013.  Information included in the table is cross-referenced to the notes to the consolidated financial statements elsewhere in this report, as applicable.

	Payments due by period
(in millions) Contractual Obligations	Note reference	Total	Less than 1 year	2 – 3 years	4 – 5 years	More than 5 years
Long-term debt	5	$1,700	$—	$350	$500	$850
Interest on long-term debt	5	678	75	139	104	360
Operating lease obligations	6	196	44	70	44	38
Pension and other postretirement obligations	8	122	12	6	6	98
Purchase obligations (a)		1,151	288	220	194	449

Total		$3,847	$419	$785	$848	$1,795

(a)         The purchase obligations relate principally to power supply and raw material sourcing agreements, including take or pay contracts, which help to provide us with adequate power and raw material supply at certain of our facilities.

(b)         The above table does not reflect unrecognized income tax benefits of $34 million, the timing of which is uncertain. See Note 7 of the notes to the consolidated financial statements for additional information with respect to unrecognized income tax benefits.

We currently anticipate that in 2014 we will make cash contributions of $2 million and $8 million to our US and non-US pension plans, respectively.  See Note 8 of the notes to the consolidated financial statements for further information with respect to our pension and postretirement benefit plans.

Key Financial Performance Metrics

We use certain key financial metrics to monitor our progress towards achieving our long-term strategic business objectives.  These metrics relate to our return on capital employed, our financial leverage, and our management of working capital, each of which is tracked on an ongoing basis.  We assess whether we are achieving an adequate return on invested capital by measuring our “Return on Capital Employed” (“ROCE”) against our cost of capital.  We monitor our financial leverage by regularly reviewing our ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization (“Net Debt to Adjusted EBITDA”) and our “Net Debt to Capitalization” percentage to assure that we are properly financed.  We assess our level of working capital investment by evaluating our “Operating Working Capital as a percentage of Net Sales.”  We believe these metrics provide valuable managerial information to help us run our business and are useful to investors.

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

Our calculations of these key financial metrics for 2013 with comparisons to the prior year are as follows:

Return on Capital Employed (dollars in millions)	2013	2012
Total equity *	$2,459	$2,133
Add:
Cumulative translation adjustment *	335	306
Share-based payments subject to redemption*	19	15
Total debt *	1,800	1,949
Less:
Cash and cash equivalents *	(609)	(401)
Capital employed * (a)	$4,004	$4,002

Operating income	$613	$668
Adjusted for:
Gain from change in benefit plans	—	(5)
Gain from sale of land	—	(2)
Integration costs	—	4
Restructuring / impairment charges	—	36
Adjusted operating income	$613	$701
Income taxes (at effective tax rates of 26.3% in 2013 and 30.4% in 2012)**	(161)	(213)
Adjusted operating income, net of tax (b)	$452	$488

Return on Capital Employed (b÷a)	11.3%	12.2%

*  Balance sheet amounts used in computing capital employed represent beginning of period balances.

** The effective income tax rate for 2012 excludes the impacts of impairment and restructuring charges, the reversal of the Korea deferred tax asset valuation allowance and integration costs.   Including these charges, the Company’s effective income tax rate for 2012 was 27.8 percent.  Listed below is a schedule that reconciles our effective income tax rate under US GAAP to the adjusted income tax rate.

	Income before Income Taxes (a)		Provision for Income Taxes (b)		Effective Income Tax Rate (b÷a)
(dollars in millions)	2013	2012	2013	2012	2013	2012
As reported	$547	$601	$144	$167	26.3%	27.8%
Add back (deduct):
Integration costs	—	4	—	2
Reversal of Korea deferred tax asset valuation allowance	—	—	—	13
Restructuring/impairment charges	—	36	—	13
Adjusted-non-GAAP	$547	$641	$144	$195	26.3%	30.4%

Net Debt to Adjusted EBITDA ratio (dollars in millions)	2013	2012
Short-term debt	$93	$76
Long-term debt	1,717	1,724
Less: Cash and cash equivalents	(574)	(609)
Short-term investments	—	(19)
Total net debt (a)	$1,236	$1,172
Net income attributable to Ingredion	$396	$428
Add back (deduct):
Gain from change in benefit plans	—	(5)
Gain from land sale	—	(2)
Integration costs	—	4
Restructuring / impairment charges (*)	—	25
Net income attributable to non-controlling interest	7	6
Provision for income taxes	144	167
Financing costs, net of interest income of $11 and $10, respectively	66	67
Depreciation and amortization	194	211
Adjusted EBITDA (b)	$807	$901
Net Debt to Adjusted EBITDA ratio (a ÷ b)	1.5	1.3

*Excludes depreciation related to North American manufacturing optimization plan.

Net Debt to Capitalization percentage (dollars in millions)	2013	2012
Short-term debt	$93	$76
Long-term debt	1,717	1,724
Less: Cash and cash equivalents	(574)	(609)
Short-term investments	—	(19)
Total net debt (a)	$1,236	$1,172
Deferred income tax liabilities	$207	$160
Share-based payments subject to redemption	24	19
Total equity	2,429	2,459
Total capital	$2,660	$2,638
Total net debt and capital (b)	$3,896	$3,810

Net Debt to Capitalization percentage (a÷b)	31.7%	30.8%

Operating Working Capital as a percentage of Net Sales (dollars in millions)	2013	2012

Current assets	$2,214	$2,360
Less: Cash and cash equivalents	(574)	(609)
Short-term investments	—	(19)
Deferred income tax assets	(68)	(65)
Adjusted current assets	$1,572	$1,667
Current liabilities	$820	$933
Less: Short-term debt	(93)	(76)
Deferred income tax liabilities	—	(2)
Adjusted current liabilities	$727	$855
Operating working capital (a)	$845	$812
Net sales (b)	$6,328	$6,532
Operating Working Capital as a percentage of Net Sales (a ÷ b)	13.4%	12.4%

Commentary on Key Financial Performance Metrics:

In accordance with our long-term objectives, we set certain goals relating to these key financial performance metrics that we strive to meet.  At December 31, 2013, we had achieved our established targets.  However, no assurance can be given that we will continue to meet our financial performance metric targets.  See Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”  The objectives set out below reflect our current aspirations in light of our present plans and existing circumstances.  We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our shareholders.

ROCE — Our long-term goal is to achieve a ROCE in excess of 8.5 percent.  In determining this performance metric, the negative cumulative translation adjustment is added back to total equity to calculate returns based on the Company’s original investment costs.  Our ROCE for 2013 declined to 11.3 percent from 12.2 percent in 2012, driven by our lower operating income in 2013.

Net Debt to Adjusted EBITDA ratio — Our long-term objective is to maintain a ratio of net debt to adjusted EBITDA of less than 2.25.  While this ratio increased to 1.5 at December 31, 2013, from 1.3 at December 31, 2012, it remains below our threshold of 2.25.  The increase in the ratio reflects our reduced earnings coupled with a 5 percent increase in total net debt.

Net Debt to Capitalization percentage — Our long-term goal is to maintain a Net Debt to Capitalization percentage in the range of 32 to 35 percent.  At December 31, 2013, our Net Debt to Capitalization percentage was 31.7 percent, up slightly from 30.8 percent a year ago, primarily reflecting the 5 percent increase in total net debt, partially offset by a higher capital base driven by an increase in our deferred income tax liabilities.

Operating Working Capital as a percentage of Net Sales — Our long-term goal is to maintain operating working capital in a range of 12 to 14 percent of our net sales.  At December 31, 2013, the metric was 13.4 percent, up from the 12.4 percent of a year ago.  The increase in the metric reflects our lower net sales and higher working capital position.

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

In assessing the recoverability of the carrying value of property, plant and equipment and definite-lived intangible assets, we may have to make projections regarding future cash flows.  In developing these projections, we make a variety of important assumptions and estimates that have a significant impact on our assessments of whether the carrying values of property, plant and equipment and definite-lived intangible assets should be adjusted to reflect impairment.  Among these are assumptions and estimates about the future growth and profitability of the related business unit or asset group, anticipated future economic, regulatory and political conditions in the business unit’s or asset group’s market, the appropriate discount rates relative to the risk profile of the unit or assets being evaluated and estimates of terminal or disposal values.

In 2012, we decided to restructure our business operations in Kenya and close our manufacturing plant in the country.  As part of that decision, we recorded a $20 million restructuring charge, which included fixed asset impairment charges of $6 million to write down the carrying amount of certain assets to their estimated fair values.

As part of our ongoing strategic optimization, in 2012 we decided to exit our investment in GFEMS, a non-wholly-owned consolidated subsidiary in China.  In conjunction with that decision, we recorded a $4 million impairment charge to reduce the carrying value of GFEMS to its estimated net realizable value.  We also recorded a $1 million charge for impaired assets in Colombia in 2012.

In addition, as part of a manufacturing optimization program developed in conjunction with the acquisition of National Starch to improve profitability, we completed a plan in 2012 that optimized our production capabilities at certain of our North American facilities.  As a result, we recorded restructuring charges to write-off certain equipment by the plan completion date.  We recorded charges of $11 million in 2012, of which $10 million represented accelerated depreciation on the equipment.

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

Even though it was determined that there was no additional long-lived asset impairment as of December 31, 2013, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform tests of recoverability in the future.

Goodwill and Indefinite-Lived Intangible Assets

Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate.  Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.  We have identified several reporting units for which cash flows are determinable and to which goodwill may be allocated.  Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit.  In addition, we have certain indefinite-lived intangible assets in the form of trade names and trademarks.  The carrying value of goodwill and indefinite-lived intangible assets at December 31, 2013 was $535 million and $132 million, respectively.

We perform our goodwill and indefinite-lived intangible asset impairment tests annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In performing our impairment tests for goodwill, management makes certain estimates and judgments. These estimates and judgments include the identification of reporting units and the determination of fair values of reporting units, which management estimates using both discounted cash flow analyses and an analysis of market multiples.  Significant assumptions used in the determination of fair value for reporting units include estimates for discount and long-term net sales growth rates, in addition to operating and capital expenditure requirements.  We considered significant changes in discount rates for the reporting units based on current market interest rates and specific risk factors within each geographic region.  We also evaluated qualitative factors, such as legal, regulatory, or competitive forces, in estimating the impact to the fair value of the reporting units noting no significant changes that would result in any reporting unit failing the impairment test.  Changes in assumptions concerning projected results or other underlying assumptions could have a significant impact on the fair value of the reporting units in the future.  Based on the results of our assessment as of October 1, 2013 (although the estimated fair values of our Southern Cone of South America and Brazil reporting units decreased compared to the 2012 assessment due to recent trends experienced in these reporting units), we concluded it was more likely than not that the fair value of all reporting units was greater than their carrying value.

In performing the qualitative annual impairment assessment for indefinite-lived intangible assets, we considered various factors in determining if it was more likely than not that the fair value of these indefinite-lived intangible assets was greater than their carrying value.  We evaluated net sales attributable to these intangible assets as compared to original projections and evaluated future projections of net sales related to these assets.  In addition, we considered market and industry conditions in the reporting units in which these intangible assets reside noting no significant changes that would result in a failed Step One.  Based on the results of this qualitative assessment as of October 1, 2013, we concluded that it was more likely than not that the fair value of these indefinite-lived intangible assets was greater than their carrying value.

Income Taxes

We recognize the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provide a valuation allowance when deferred tax assets are not more likely than not to be realized.  We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance.  In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination.  Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.

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

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested.  If future events, including changes in tax law, material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income and withholding taxes may apply, which could materially affect our future effective tax rate.

Retirement Benefits

We sponsor non-contributory defined benefit plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries.  We also provide healthcare and life insurance benefits for retired employees in the United States, Canada and Brazil.  In order to measure the expense and obligations associated with these benefits, our management must make a variety of estimates and assumptions including discount rates, expected long-term rates of return, rate of compensation increases, employee turnover rates, retirement rates, mortality rates and other factors.  We review our actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modify our assumptions based on current rates and trends when it is appropriate to do so.  The effects of modifications are recognized immediately on the balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in AOCI.  We believe the assumptions utilized in recording our obligations under our plans, which are based on our experience, market conditions, and input from our actuaries, are reasonable. We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans.  Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material.  Additionally, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and postretirement benefit related liabilities or changes in required funding levels may have an unfavorable impact on future expense and cash flow.  Net periodic pension and postretirement benefit cost for all of our plans was $25 million in 2013 and $24 million in 2012.

We determine our assumption for the discount rate used to measure year-end pension and postretirement obligations based on high-quality fixed-income investments that match the duration of the expected benefit payments, which has been benchmarked using a long-term, high-quality AA corporate bond index.  The weighted average discount rate used to determine our obligations under US pension plans for December 31, 2013 and 2012 was 4.60 percent and 3.60 percent, respectively.  The weighted average discount rate used to determine our obligations under non-US pension plans for December 31, 2013 and 2012 was 5.60 percent and 4.85 percent, respectively.  The weighted average discount rate used to determine our obligations under our postretirement plans for December 31, 2013 and 2012 was 6.47 percent and 5.44 percent, respectively.

A one-percentage point decrease in the discount rates at December 31, 2013 would have increased the accumulated benefit obligation and projected benefit obligation by the following amounts (millions):

US Pension Plans

Accumulated benefit obligation	$30
Projected benefit obligation	$31

Non-US Pension Plans

Accumulated benefit obligation	$29
Projected benefit obligation	$36

Postretirement Plans

Accumulated benefit obligation	$8

The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of passively-managed equity index instruments, fixed income index securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations.  The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate.  We have assumed an expected long-term rate of return on assets, which is based on the fair value of plan assets, of 7.25 percent for US plans and 6.10 percent for Canadian plans.  In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US and Canadian equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from our independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices. We also maintain several funded pension plans in other international locations.  The expected returns on plan assets are determined based on each plan’s investment approach and asset allocations.  A hypothetical 25 basis point decrease in the expected long-term rate of return assumption for 2014 would increase net periodic pension cost for the US and Canada plans by $0.7 million and $0.5 million, respectively.

Health care cost trend rates are used in valuing our postretirement benefit obligations and are established based upon actual health care cost trends and consultation with actuaries and benefit providers.  At December 31, 2013, the health care trend rate assumptions for the next year for the US, Canada and Brazil plans were 6.90 percent, 7.20 percent and 8.66 percent, respectively.

The sensitivities of service cost and interest cost and year-end benefit obligations to changes in health care trend rates (both initial and ultimate rates) for the postretirement benefit plans as of December 31, 2013 are as follows:

2013
One-percentage point increase in trend rates:
• Increase in service cost and interest cost components	$1 million
• Increase in year-end benefit obligations	$6 million

One-percentage point decrease in trend rates:
• Decrease in service cost and interest cost components	($1 million)
• Decrease in year-end benefit obligations	($4 million)

See also Note 8 of the notes to the consolidated financial statements for more information related to our benefit plans.

New Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This Update clarifies the guidance pertaining to the release of the cumulative translation adjustment (“CTA”) to resolve diversity in practice.  The Update clarifies that when a company ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the company should release any related CTA into net income.  In such instances, the CTA should be released into net income only if a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  The Update also requires the release of the CTA (or applicable pro rata portion thereof) upon the sale or partial sale of an equity method investment that is a foreign entity and for a step acquisition in which the acquirer held an equity method investment prior to obtaining control.  The guidance in this Update is effective prospectively for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years.  The adoption of the guidance contained in this Update will impact the accounting for the CTA upon the de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity; and the effect will be dependent upon a relevant transaction at that time.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure. We are exposed to interest rate risk on our variable-rate debt and price risk on our fixed-rate debt.  As of December 31, 2013, approximately 77 percent or $1.4 billion of our borrowings are fixed rate debt and the remaining 23 percent or approximately $0.4 billion of our debt is subject to changes in short-term rates, which could affect our interest costs.  We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential change in earnings, fair values and cash flows based on a hypothetical 1 percentage point change in interest rates at December 31, 2013.  A hypothetical increase of 1 percentage point in the weighted average floating interest rate would increase our annual interest expense by approximately $4 million.  See also Note 5 of the notes to the consolidated financial statements entitled “Financing Arrangements” for further information.

At December 31, 2013 and 2012, the carrying and fair values of long-term debt were as follows:

	2013		2012
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes, due November 1, 2020	$399	$420	$399	$448
3.2% senior notes, due November 1, 2015	350	363	350	368
1.8% senior notes, due September 25, 2017	298	296	298	300
6.625% senior notes, due April 15, 2037	257	281	257	315
6.0% senior notes, due April 15, 2017	200	219	200	227
5.62% senior notes, due March 25, 2020	200	221	200	236
Fair value adjustment related to hedged fixed rate debt instrument	13	13	20	20
Total long-term debt	$1,717	$1,813	$1,724	$1,914

A hypothetical change of 1 percentage point in interest rates would change the fair value of our fixed rate debt at December 31, 2013 by approximately $95 million.  Since we have no current plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt is not expected to have an effect on our consolidated financial statements.

On March 25, 2011, we entered into interest rate swap agreements that effectively convert the interest rate on our 2015 Notes to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month USD LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $13 million at December 31, 2013 and is reflected in the Consolidated Balance Sheet within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

Raw Material and Energy Costs.  Our finished products are made primarily from corn.  In North America, we sell a large portion of finished products at firm prices established in supply contracts typically lasting for periods of up to one year.  In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures contracts or take other hedging positions in the corn futures market.  These contracts typically mature within one year.  At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the futures contract price.  While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures we are hedging generally offset such fluctuations.  While the corn futures contracts or other hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material.  Outside of North America, sales of finished products under long-term, firm-priced supply contracts are not material.

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

At December 31, 2013, we had outstanding futures and option contracts that hedged approximately 68 million bushels of forecasted corn purchases.  Also at December 31, 2013, we had outstanding swap and option contracts that hedged approximately 12 million mmbtu’s of forecasted natural gas purchases.  Based on our overall commodity hedge position at December 31, 2013, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive income of approximately $20 million, net of income tax benefit.  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currencies.  Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentina government for re-measurement purposes.  Due to exchange controls put in place by the Argentina government, a parallel market exists for exchanging Argentine pesos to US dollars at less favorable rates than the official rate.  Argentina and other emerging markets have experienced increased devaluation and volatility during the first part of 2014.

We selectively use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk.  Based on our overall foreign currency transactional exposure at December 31, 2013, a hypothetical 10 percent decline in the value of the USD would have resulted in a transactional foreign exchange gain of approximately $1 million.  At December 31, 2013, our accumulated other comprehensive loss account included in the equity section of our consolidated balance sheet includes a cumulative translation loss of $489 million.  The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.6 billion at December 31, 2013.  A hypothetical 10 percent decline in the value of the USD relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to other comprehensive income of approximately $180 million.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingredion Incorporated:

We have audited the accompanying consolidated balance sheets of Ingredion Incorporated and subsidiaries (formerly known as Corn Products International, Inc.) (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ingredion Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Chicago, Illinois
February 24, 2014

INGREDION INCORPORATED

Consolidated Statements of Income

Years Ended December 31,

(in millions, except per share amounts)

	2013	2012	2011
Net sales before shipping and handling costs	$6,653	$6,868	$6,544
Less - shipping and handling costs	325	336	325
Net sales	6,328	6,532	6,219
Cost of sales	5,197	5,294	5,093
Gross profit	1,131	1,238	1,126

Selling, general and administrative expenses	534	556	543
Other (income) - net	(16)	(22)	(98)
Restructuring/impairment charges	—	36	10
	518	570	455

Operating income	613	668	671

Financing costs-net	66	67	78

Income before income taxes	547	601	593
Provision for income taxes	144	167	170
Net income	403	434	423
Less - Net income attributable to non-controlling interests	7	6	7
Net income attributable to Ingredion	$396	$428	$416

Weighted average common shares outstanding:
Basic	77.0	76.5	76.4
Diluted	78.3	78.2	78.2

Earnings per common share of Ingredion:
Basic	$5.14	$5.59	$5.44
Diluted	5.05	5.47	5.32

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Statements of Comprehensive Income

Years ended December 31,
(in millions)	2013	2012	2011
Net income	$403	$434	$423
Other comprehensive income:
Gains (losses) on cash-flow hedges, net of income tax effect of $29, $25 and $19, respectively	(64)	43	29
Reclassification adjustment for losses (gains) on cash-flow hedges included in net income, net of income tax effect of $19, $15 and $61, respectively	41	(25)	(105)
Actuarial gains (losses) on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $32, $27 and $4, respectively	63	(56)	(10)
Losses (gains) related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $3, $2 and $5, respectively	5	5	(11)
Unrealized gain on investment, net of income tax effect	1	—	—
Currency translation adjustment	(154)	(29)	(126)
Comprehensive income	$295	$372	$200
Less: Comprehensive income attributable to non-controlling interests	7	6	7
Comprehensive income attributable to Ingredion	$288	$366	$193

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Balance Sheets

As of December 31,
(in millions, except share and per share amounts)	2013	2012

Assets
Current assets
Cash and cash equivalents	$574	$609
Short-term investments	—	19
Accounts receivable — net	832	814
Inventories	723	834
Prepaid expenses	17	19
Deferred income tax assets	68	65
Total current assets	2,214	2,360
Property, plant and equipment, at cost
Land	173	175
Buildings	696	698
Machinery and equipment	4,063	4,035
	4,932	4,908
Less: accumulated depreciation	(2,776)	(2,715)
	2,156	2,193
Goodwill	535	557
Other intangible assets (less accumulated amortization of $49 and $35, respectively)	311	329
Deferred income tax assets	15	21
Investments	11	10
Other assets	118	122
Total assets	$5,360	$5,592

Liabilities and equity
Current liabilities
Short-term borrowings	$93	$76
Deferred income taxes	—	2
Accounts payable	458	590
Accrued liabilities	269	265
Total current liabilities	820	933

Non-current liabilities	163	297
Long-term debt	1,717	1,724
Deferred income taxes	207	160
Share-based payments subject to redemption	24	19

Ingredion stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 77,672,670 and 77,141,691 issued at December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	1,166	1,148
Less - Treasury stock (common stock: 3,361,180 and 109,768 shares at December 31, 2013 and 2012, respectively) at cost	(225)	(6)
Accumulated other comprehensive loss	(583)	(475)
Retained earnings	2,045	1,769
Total Ingredion stockholders’ equity	2,404	2,437
Non-controlling interests	25	22
Total equity	2,429	2,459
Total liabilities and equity	$5,360	$5,592

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Statements of Equity and Redeemable Equity

	Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Share-based Payments Subject to Redemption
Balance, December 31, 2010	$1	$1, 119	$(1)	$(190)	$1,046	$26	$9
Net income attributable to Ingredion					416
Net income attributable to non-controlling interests						7
Dividends declared					(50)	(4)
Gains on cash-flow hedges, net of income tax effect of $19				29
Amount of gains on cash-flow hedges reclassified to earnings, net of income tax effect of $61				(105)
Repurchases of common stock			(48)
Issuance of common stock on exercise of stock options		11	7
Stock option expense		6
Other share-based compensation		4					6
Excess tax benefit on share-based compensation		6
Currency translation adjustment				(126)
Actuarial loss on postretirement obligations, settlements and plan amendments, net of income tax of $4				(10)
Gains related to postretirement obligations reclassified to earnings, net of income tax of $5				(11)
Balance, December 31, 2011	$1	$1,146	$(42)	$(413)	$1,412	$29	$15
Net income attributable to Ingredion					428
Net income attributable to non-controlling interests						6
Dividends declared					(71)	(4)
Gains on cash-flow hedges, net of income tax effect of $25				43
Amount of gains on cash-flow hedges reclassified to earnings, net of income tax effect of $15				(25)
Repurchases of common stock			(18)
Issuance of common stock on exercise of stock options		(13)	47
Stock option expense		7
Other share-based compensation		(3)	7				4
Excess tax benefit on share-based compensation		11
Currency translation adjustment				(29)
Sale of non-controlling interests						(7)
Actuarial loss on postretirement obligations, settlements and plan amendments, net of income tax of $27				(56)
Losses related to postretirement obligations reclassified to earnings, net of income tax of $2				5
Other						(2)
Balance, December 31, 2012	$1	$1, 148	$(6)	$(475)	$1,769	$22	$19
Net income attributable to Ingredion					396
Net income attributable to non-controlling interests						7
Dividends declared					(120)	(4)
Losses on cash-flow hedges, net of income tax effect of $29				(64)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $19				41
Repurchases of common stock			(228)
Issuance of common stock on exercise of stock options		8	6
Stock option expense		6
Other share-based compensation		(1)	3				5
Excess tax benefit on share-based compensation		5
Currency translation adjustment				(154)
Actuarial gain on postretirement obligations, settlements and plan amendments, net of income tax of $32				63
Losses related to postretirement obligations reclassified to earnings, net of income tax of $3				5
Unrealized gain on investment, net of income tax effect				1
Balance, December 31, 2013	$1	$1, 166	$(225)	$(583)	$2,045	$25	$24

See notes to the consolidated financial statements

INGREDION INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31,
(in millions)	2013	2012	2011
Cash provided by operating activities:
Net income	$403	$434	$423
Non-cash charges (credits) to net income:
Depreciation and amortization	194	211	211
Deferred income taxes	30	(3)	18
Write-off of impaired assets	—	24	—
Gain from change in benefit plans	—	(5)	(30)
Changes in working capital:
Accounts receivable and prepaid expenses	(69)	22	(134)
Inventories	76	(69)	(149)
Accounts payable and accrued liabilities	(78)	80	27
Decrease (increase) in margin accounts	14	—	(78)
Other	49	38	12
Cash provided by operating activities	619	732	300

Cash used for investing activities:
Capital expenditures	(298)	(313)	(263)
Short-term investments	19	(18)	—
Proceeds from disposal of plants and properties	3	9	3
Payments for acquisitions	—	—	(15)
Other	2	—	2
Cash used for investing activities	(274)	(322)	(273)

Cash provided by (used for) financing activities:
Payments on debt	(53)	(462)	(22)
Proceeds from borrowings	21	312	182
Debt issuance costs	—	(5)	—
Dividends paid (including to non-controlling interests)	(112)	(69)	(50)
Repurchases of common stock	(228)	(18)	(48)
Issuance of common stock	14	34	18
Excess tax benefit on share-based compensation	5	11	6
Cash provided by (used for) financing activities	(353)	(197)	86

Effects of foreign exchange rate changes on cash	(27)	(5)	(14)

Increase (decrease) in cash and cash equivalents	(35)	208	99

Cash and cash equivalents, beginning of period	609	401	302

Cash and cash equivalents, end of period	$574	$609	$401

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- Description of the Business

Ingredion Incorporated (“the Company”) was founded in 1906 and became an independent and public company as of December 31, 1997.  The Company manufactures and sells starches and sweeteners derived from the wet milling and processing of corn and other starch-based materials to a wide range of industries, both domestically and internationally.

NOTE 2- Summary of Significant Accounting Policies

Basis of presentation — The consolidated financial statements consist of the accounts of the Company, including all significant subsidiaries.  Intercompany accounts and transactions are eliminated in consolidation.

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the value of purchase consideration, valuation of accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, and pension and other postretirement benefits, among others.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Management will adjust such estimates and assumptions when facts and circumstances dictate.  Foreign currency devaluations, corn price volatility, access to difficult credit markets and adverse changes in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in these estimates will be reflected in the financial statements in future periods.

Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in equity as a component of accumulated other comprehensive income (loss).  Income statement accounts are translated at the average exchange rate during the period.  For foreign subsidiaries where the US dollar is the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates.  Although the Company hedges the predominance of its transactional foreign exchange risk (see Note 4), the Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency.  For 2013, 2012 and 2011, the Company incurred foreign currency transaction losses of $3 million, less than $1 million and $2 million, respectively.  The Company’s accumulated other comprehensive loss included in equity on the Consolidated Balance Sheets includes cumulative translation loss adjustments of $489 million and $335 million at December 31, 2013 and 2012, respectively.

Cash and cash equivalents — Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.

Inventories — Inventories are stated at the lower of cost or net realizable value.  Costs are determined using the weighted average method.

Investments — Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method.  The Company’s wholly-owned Canadian subsidiary has an investment that is accounted for under the cost method.  The carrying value of this investment was $6 million at December 31, 2013 and 2012.  Investments that enable the Company to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received.  The Company did not have any investments accounted for under the equity method at December 31, 2013 or 2012.  The Company also has equity interests in the CME Group Inc., which it classifies as available for sale securities.  The investment is carried at fair value with unrealized gains and losses recorded to other comprehensive income.

The Company would recognize a loss on its investments when there is a loss in value of an investment that is other than temporary.  In 2011, the Company sold its investment in Smurfit-Stone Container Corporation which had been accounted for as an available for sale security and recorded a nominal gain.

Property, plant and equipment and depreciation — Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is generally computed on the straight-line method over the estimated useful lives of depreciable assets, which range from 10 to 50 years for buildings and from 3 to 20 years for all other assets.  Where permitted by law, accelerated depreciation methods are used for tax purposes.  The Company reviews the recoverability of the net book value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  If this review indicates that the carrying values will not be recovered, the carrying values would be reduced to fair value and an impairment loss would be recognized.  As required under accounting principles generally accepted in the United States, the impairment analysis for long-lived assets occurs before the goodwill impairment assessment described below.

Goodwill and other intangible assets — Goodwill ($535 million and $557 million at December 31, 2013 and 2012, respectively) represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.  The Company also has other intangible assets aggregating $311 million and $329 million at December 31, 2013 and 2012, respectively.  The carrying amount of goodwill by geographic segment at December 31, 2013 and 2012 was as follows:

(in millions)	North America	South America	Asia Pacific	EMEA	Total

Balance at December 31, 2011	$278	$101	$106	$77	$562
Impairment charges	—	—	(2)	—	(2)
Currency translation	—	(6)	—	3	(3)
Balance at December 31, 2012	$278	$95	$104	$80	$557
Currency translation	—	(17)	(7)	2	(22)
Balance at December 31, 2013	$278	$78	$97	$82	$535

Goodwill before impairment charges	$279	$95	$225	$80	$679
Accumulated impairment charges	(1)	—	(121)	—	(122)
Balance at December 31, 2012	$278	$95	$104	$80	$557

Goodwill before impairment charges	$279	$78	$218	$82	$657
Accumulated impairment charges	(1)	—	(121)	—	(122)
Balance at December 31, 2013	$278	$78	$97	$82	$535

The following table summarizes the Company’s other intangible assets for the periods presented:

	As of December 31, 2013				As of December 31, 2012
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Trademarks/tradenames	$132	$—	$132	—	$132	$—	$132	—
Customer relationships	139	(18)	121	25	143	(13)	130	25
Technology	83	(27)	56	10	83	(19)	64	10
Other	6	(4)	2	8	6	(3)	3	8
Total other intangible assets	$360	$(49)	$311	19	$364	$(35)	$329	19

For definite-lived intangible assets, the Company recognizes the cost of such amortizable assets in operations over their estimated useful lives and evaluates the recoverability of the assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Amortization expense related to intangible assets was $14 million for each of the years ended December 31, 2013, 2012 and 2011.

Based on acquisitions completed through December 31, 2013, the Company expects intangible asset amortization expense for subsequent years to be approximately $14 million annually through 2018.

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise).  The Company has chosen to perform this annual impairment assessment as of October 1 of each year.  The Company has completed the required impairment assessments and determined there to be no impairment in the fourth quarter of 2013.

In testing goodwill for impairment, the Company first assesses qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then the Company does not perform the two-step impairment test.  If the Company concludes otherwise, then it performs the first step of the two-step impairment test as described in ASC Topic 350.  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment assessment is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.  Based on the results of the annual assessment, the Company concluded that as of October 1, 2013 (although the estimated fair values of the Southern Cone of South America and Brazil reporting units decreased compared to the 2012 assessment due to recent trends experienced in these reporting units), it was more likely than not that the fair value of all reporting units was greater than their carrying value.

In testing indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired.  After assessing the qualitative factors, if the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then it would not be required to compute the fair value of the indefinite-lived intangible asset.  In the event the qualitative assessment leads the Company to conclude otherwise, then it would be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test in accordance with ASC subtopic 350-30.  In performing the qualitative analysis, the Company considers various factors including net sales derived from these intangibles and certain market and industry conditions.  Based on the results of this qualitative assessment, the Company concluded that as of October 1, 2013, it was more likely than not that the fair value of the indefinite-lived intangible assets was greater than their carrying value.

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

Hedging instruments — The Company uses derivative financial instruments principally to offset exposure to market risks arising from changes in commodity prices, foreign currency exchange rates and interest rates.  Derivative financial instruments used by the Company consist of commodity futures and option contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  The Company enters into futures and option contracts, which are designated as hedges of specific volumes of commodities (corn and natural gas) that will be purchased in a future month.  These derivative financial instruments are recognized in the Consolidated Balance Sheets at fair value.  The Company has also entered into interest rate swap agreements that effectively convert the interest rate on certain fixed rate debt to a variable interest rate and, on certain variable rate debt, to a fixed interest rate.  The Company periodically enters into treasury lock agreements to lock the benchmark rate for an anticipated fixed-rate borrowing.  See also Note 4 and Note 5 of the notes to the consolidated financial statements for additional information.

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of variable cash flows to be paid related to interest on variable rate debt, as a hedge of market variation in the benchmark rate for a future fixed rate debt issue, as a hedge of foreign currency cash flows associated with certain forecasted commercial transactions or loans, or as a hedge of certain forecasted purchases of corn or natural gas used in the manufacturing process (“a cash-flow hedge”), or as a hedge of the fair value of certain debt obligations (“a fair-value hedge”).  This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the Consolidated Balance Sheet, or to specific firm commitments or forecasted transactions.  For all hedging relationships, the Company formally documents the hedging relationships and its risk-management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed and a description of the method of measuring ineffectiveness.  The Company also formally assesses both, at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of floating-to-fixed interest rate swaps, treasury locks or commodity futures and option contracts that are highly effective and that are designated and qualify as cash-flow hedges are recorded in other comprehensive income, net of applicable income taxes.  Realized gains and losses associated with changes in the fair value of interest rate swaps and treasury locks are reclassified from accumulated other comprehensive income (“AOCI”) to the Consolidated Statement of Income over the life of the underlying debt.  Gains and losses on hedges of foreign currency cash flows associated with certain forecasted commercial transactions or loans are reclassified from AOCI to the Consolidated Statement of Income when such transactions or obligations are settled.  Gains and losses on commodity hedging contracts are reclassified from AOCI to the Consolidated Statement of Income when the finished goods produced using the hedged item are sold.  The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk is 24 months.   Changes in the fair value of a fixed-to-floating interest rate swap agreement that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged debt obligation, are recorded in earnings.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a cash-flow hedge or a fair-value hedge is reported in earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows or fair value of the hedged item, the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative on the Consolidated Balance Sheet at its fair value, and gains and losses that were included in AOCI are recognized in earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective.

The Company uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage the transactional foreign exchange risk that is created when transactions not denominated in the functional currency of the operating unit are revalued.  The changes in fair value of these derivative instruments and the offsetting changes in the value of the underlying non-functional currency denominated transactions are recorded in earnings on a monthly basis.

Stock-based compensation — The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options, shares of restricted stock, restricted stock units and performance shares to certain key employees.  Compensation expense is recognized in the Consolidated Statements of Income for the Company’s stock-based employee compensation plan.  The plan is more fully described in Note 10.

Earnings per common share — Basic earnings per common share is computed by dividing net income attributable to Ingredion by the weighted average number of shares outstanding, which totaled 77.0 million for 2013, 76.5 million for 2012 and 76.4 million for 2011.  Diluted earnings per share (EPS) is computed by dividing net income attributable to Ingredion by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options and other instruments associated with long-term incentive compensation plans.  The weighted average number of shares outstanding for diluted EPS calculations was 78.3 million, 78.2 million and 78.2 million for 2013, 2012 and 2011, respectively.  In 2013, 2012 and 2011, options to purchase approximately 0.4 million, 0.9 million and 0.4 million shares of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.

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

Recently adopted accounting standards — In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires new asset and liability offsetting disclosures for derivatives, repurchase agreements and security lending transactions to the extent that they are: (1) offset in the financial statements; or (2) subject to an enforceable master netting arrangement or similar agreement.  This Update requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet and was effective for the Company in the first quarter of 2013.  The Company’s derivative instruments are not offset in the financial statements and are not subject to right of offset provisions with our counterparties.  Accordingly, this Update did not have a material impact on the Company’s 2013 Consolidated Financial Statements but could have an impact on future disclosures.  Additional information about derivative instruments can be found in Note 4.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This Update does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income for only amounts reclassified in their entirety in the same reporting period.  This guidance was effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  The disclosures required by this Update are provided in Note 10.

NOTE 3 — Restructuring and Asset Impairment Charges

In the second quarter of 2012, the Company decided to restructure its business operations in Kenya and to close its manufacturing plant in the country.  As part of that decision, the Company recorded $20 million of restructuring charges to its Statement of Income consisting of an $8 million charge to realize the cumulative translation adjustment associated with the Kenyan operations, a $6 million fixed asset impairment charge, a $2 million charge to reduce certain working capital balances to net realizable value based on the announced closure, $2 million of costs primarily consisting of severance pay related to the termination of the majority of its employees in Kenya and $2 million of additional charges related to this restructuring.

As part of the Company’s ongoing strategic optimization, in the third quarter of 2012, the Company decided to exit its investment in Shouguang Golden Far East Modified Starch Co., Ltd (“GFEMS”), a non-wholly-owned consolidated subsidiary in China.  In conjunction with that decision, the Company recorded a $4 million impairment charge to reduce the carrying value of GFEMS to its estimated net realizable value.  The Company also recorded a $1 million charge for impaired assets in Colombia in 2012.  The Company sold its interest in GFEMS in 2012 for $3 million in cash, which approximated the carrying value of the investment in GFEMS following the aforementioned impairment charge.

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

NOTE 4 — Financial Instruments, Derivatives and Hedging Activities

The Company is exposed to market risk stemming from changes in commodity prices (corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment-grade counterparties.  Derivative financial instruments currently used by the Company consist of commodity futures, options and swap contracts, foreign currency forward contracts, swaps and options, and interest rate swaps.

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

To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash-flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Consolidated Balance Sheets as part of AOCI.  These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash- flow hedges are not significant.

At December 31, 2013, AOCI included $32 million of losses, net of tax of $15 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2012, AOCI included $7 million of losses, net of tax of $4 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

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

Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company periodically enters into T-Locks to fix the benchmark component of the interest rate to be established for certain planned fixed-rate debt issuances.  The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash-flow hedges.  Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt.  The net gain or loss recognized in earnings during 2013, 2012 and 2011 was not significant.  The Company has also, from time to time, entered into interest rate swap agreements that effectively converted the interest rate on certain fixed-rate debt to a variable rate.  These swaps called for the Company to receive interest at a fixed rate and to pay interest at a variable rate, thereby creating the equivalent of variable-rate debt.  The Company designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized in earnings.  The Company did not have any T-Locks outstanding at December 31, 2013 or 2012.  At December 31, 2013, AOCI included $8 million of losses (net of income taxes of $5 million) related to settled T-Locks.  At December 31, 2012, AOCI included $10 million of losses (net of income taxes of $6 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

On March 25, 2011, the Company entered into interest rate swap agreements that effectively convert the interest rate on the Company’s 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair-value hedges.  The fair value of these interest rate swap agreements at December 31, 2013 and 2012 approximated $13 million and $20 million, respectively, and is reflected in the Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

Foreign currency hedging:  Due to the Company’s global operations, including many emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At December 31, 2013, the Company had foreign currency forward sales contracts with an aggregate notional amount of $147 million and foreign currency forward purchase contracts with an aggregate notional amount of $78 million that hedged transactional exposures.  At December 31, 2012, the Company had foreign currency forward sales contracts with an aggregate notional amount of $268 million and foreign currency forward purchase contracts with an aggregate notional amount of $167 million that hedged transactional exposures.  The fair values of these derivative instruments at both December 31, 2013 and 2012 are liabilities of $5 million.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  At December 31, 2013, AOCI included $1 million of net gains, net of income taxes, associated with these hedges.  Such cash-flow hedges were not material at December 31, 2012.

By using derivative financial instruments to hedge exposures, the Company exposes itself to credit risk and market risk.  Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.  The Company minimizes the credit risk in derivative instruments by entering into over-the-counter transactions only with investment grade counterparties or by utilizing exchange-traded derivatives.  Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices, interest rates or foreign exchange rates.  The market risk associated with commodity-price, interest rate or foreign exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash-flow hedges are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as hedging instruments: (in millions)	Balance Sheet Location	At December 31, 2013	At December 31, 2012	Balance Sheet Location	At December 31, 2013	At December 31, 2012

Commodity and foreign currency contracts	Accounts receivable-net	$2	$5	Accounts payable and accrued liabilities	$27	$34

Commodity and foreign currency contracts	Other assets	5	—	Non-current liabilities	—	6

Total		$7	$5		$27	$40

At December 31, 2013, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 68 million bushels of corn.  Also at December 31, 2013, the Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 12 million mmbtu’s of forecasted natural gas.  The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  No such hedges were in place at December 31, 2013.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

	Amount of Gains (Losses) Recognized in OCI on Derivatives				Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash-Flow Hedging Relationships	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Location of Gains (Losses) Reclassified from AOCI into Income	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Commodity and foreign currency contracts	$(93)	$68	$48	Cost of Sales	$(57)	$43	$169

Interest rate contracts	—	—	—	Financing costs, net	(3)	(3)	(3)
Total	$(93)	$68	$48		$(60)	$40	$166

At December 31, 2013, AOCI included approximately $31 million of losses, net of income taxes of $15 million, on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory that includes previously hedged purchases of corn and natural gas.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally at December 31, 2013, AOCI included $2 million of losses on settled T-Locks (net of income taxes of $1 million) and $2 million of losses related to foreign currency hedges (net of income taxes of $1 million), which are expected to be reclassified into earnings during the next twelve months.   Cash-flow hedges discontinued during 2013 or 2012 were not material.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of December 31, 2013				As of December 31, 2012
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$4	$4	$—	$—	$3	$3	$—	$—
Derivative assets	20	—	20	—	25	5	20	—
Derivative liabilities	32	22	10	—	45	24	21	—
Long-term debt	1,813	—	1,813	—	1,914	—	1,914	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  Presented below are the carrying amounts and the fair values of the Company’s long-term debt at December 31, 2013 and 2012.

	2013		2012
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes, due November 1, 2020	$399	$420	$399	$448
3.2% senior notes, due November 1, 2015	350	363	350	368
1.8% senior notes, due September 25, 2017	298	296	298	300
6.625% senior notes, due April 15, 2037	257	281	257	315
6.0% senior notes, due April 15, 2017	200	219	200	227
5.62% senior notes due March 25, 2020	200	221	200	236
Fair value adjustment related to hedged fixed rate debt instrument	13	13	20	20
Total long-term debt	$1,717	$1,813	$1,724	$1,914

NOTE 5 — Financing Arrangements

The Company had total debt outstanding of $1.81 billion and $1.80 billion at December 31, 2013 and 2012, respectively.  Short-term borrowings at December 31, 2013 and 2012 consist primarily of amounts outstanding under various unsecured local country operating lines of credit.

Short-term borrowings consist of the following at December 31:

(in millions)	2013	2012
Short-term borrowings in various currencies (at rates ranging from 1% to 11% for 2013 and 1% to 7% for 2012)	$93	$76

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

The Company had no borrowings outstanding under its $1 billion revolving credit facility at December 31, 2013.  In addition to borrowing availability under its Revolving Credit Agreement, the Company has approximately $487 million of unused operating lines of credit in the various foreign countries in which it operates.

On September 20, 2012, the Company issued 1.80 percent Senior Notes due September 25, 2017, in an aggregate principal amount of $300 million.  These notes rank equally with the Company’s other senior unsecured debt.  Interest on the notes is required to be paid semi-annually on March 25th and September 25th, beginning in March 2013.  The notes are subject to optional prepayment by the Company at 100 percent of the principal amount plus interest up to the prepayment date and, in certain circumstances, a make-whole amount.  The net proceeds from the sale of the notes of approximately $297 million were used to repay $205 million of borrowings under the Company’s previously existing $1 billion revolving credit facility and for general corporate purposes.  The Company paid debt issuance costs of approximately $2 million relating to the notes, which are being amortized to financing costs over the life of the notes.

Long-term debt consists of the following at December 31:

(in millions)	2013	2012
4.625% senior notes, due November 1, 2020, net of discount of $1	$399	$399
3.2% senior notes, due November 1, 2015	350	350
1.8% senior notes, due September 25, 2017, net of discount of $2	298	298
6.625% senior notes, due April 15, 2037, net of premium of $8 and discount of $1	257	257
6.0% senior notes, due April 15, 2017	200	200
5.62% senior notes, due March 25, 2020	200	200
Fair value adjustment related to hedged fixed rate debt instrument	13	20
Total	$1,717	$1,724
Less: current maturities	—	—
Long-term debt	$1,717	$1,724

The Company’s long-term debt matures as follows: $350 million in 2015, $500 million in 2017, $600 million in 2020 and $250 million in 2037.

Ingredion Incorporated guarantees certain obligations of its consolidated subsidiaries.  The amount of the obligations guaranteed aggregated $225 million and $93 million at December 31, 2013 and 2012, respectively.

NOTE 6 - Leases

The Company leases rail cars, certain machinery and equipment, and office space under various operating leases.  Rental expense under operating leases was $47 million, $45 million and $44 million in 2013, 2012 and 2011, respectively.  Minimum lease payments due on non-cancellable leases existing at December 31, 2013 are shown below:

(in millions)
Year	Minimum Lease Payments
2014	$44
2015	37
2016	33
2017	25
2018	19
Balance thereafter	38

NOTE 7 - Income Taxes

The components of income before income taxes and the provision for income taxes are shown below:

(in millions)	2013	2012	2011
Income before income taxes:
United States	$138	$91	$158
Foreign	409	510	435
Total	$547	$601	$593
Provision for income taxes:
Current tax expense
US federal	$5	$3	$9
State and local	3	1	2
Foreign	106	166	141
Total current	$114	$170	$152
Deferred tax expense (benefit)
US federal	$11	$(5)	$10
State and local	(2)	2	3
Foreign	21	—	5
Total deferred	$30	$(3)	$18
Total provision for income taxes	$144	$167	$170

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities.  Significant temporary differences at December 31, 2013 and 2012 are summarized as follows:

(in millions)	2013	2012
Deferred tax assets attributable to:
Employee benefit accruals	$23	$19
Pensions and postretirement plans	24	65
Derivative contracts	20	10
Net operating loss carryforwards	16	23
Foreign tax credit carryforwards	11	24
Other	42	53
Gross deferred tax assets	$136	$194
Valuation allowance	(3)	(9)
Net deferred tax assets	$133	$185
Deferred tax liabilities attributable to:
Property, plant and equipment	$200	$202
Identified intangibles	57	59
Gross deferred tax liabilities	$257	$261
Net deferred tax liabilities	$124	$76

Of the $16 million of tax-effected net operating loss carryforwards at December 31, 2013, approximately $12 million are in Korea, and are scheduled to expire in 2021.  The Company anticipates full utilization of the Korean carryforward.  The foreign tax credit carryforwards of $11 million at December 31, 2013, are scheduled to expire in 2015 through 2022.  The Company anticipates full utilization of the foreign tax credits before any expiration.

Income tax accounting requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, tax carryovers and projected future taxable income.  At December 31, 2013, the Company maintains valuation allowances of $2 million for state loss carryforwards and $1 million for foreign net operating losses that management has determined will more likely than not expire prior to realization.

A reconciliation of the US federal statutory tax rate to the Company’s effective tax rate follows:

	2013	2012	2011
Provision for tax at US statutory rate	35.00%	35.00%	35.00%
Tax rate difference on foreign income	(5.28)	(3.86)	(3.62)
State and local taxes — net	0.35	0.79	0.58
Change in valuation allowance — foreign tax credits	—	—	(0.62)
Reversal of Korea valuation allowance	—	(2.52)	—
Reversal of Chile valuation allowance	—	(0.06)	(0.09)
Non-deductible National Starch acquisition costs	—	0.04	0.04
NAFTA Award	—	—	(3.45)
Other items — net	(3.74)	(1.61)	0.83
Provision at effective tax rate	26.33%	27.78%	28.67%

Provisions are made for estimated US and foreign income taxes, less credits that may be available, on distributions from foreign subsidiaries to the extent dividends are anticipated.  No provision has been made for income taxes on approximately $1.931 billion of undistributed earnings of foreign subsidiaries at December 31, 2013, as such amounts are considered permanently reinvested.  It is not practicable to estimate the additional income taxes, including applicable withholding taxes and credits, that would be due upon the repatriation of these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for 2013 and 2012 is as follows:

(in millions)	2013	2012
Balance at January 1	$37	$35
Additions for tax positions related to prior years	5	3
Reductions for tax positions related to prior years	(6)	—
Additions based on tax positions related to the current year	1	6
Reductions related to a lapse in the statute of limitations	(3)	(7)
Balance at December 31	$34	$37

Of the $34 million at December 31, 2013, $19 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods.  The remaining $15 million would include an offset of $12 million of foreign tax credit carryforwards that would otherwise be created as part of the Canada and US audit process described below.  In addition, $3 million of the unrecognized benefit would be offset by reversing a receivable recorded for indemnity claims that we would expect to collect from Akzo Nobel N.V. as part of the National Starch acquisition.

The Company accounts for interest and penalties related to income tax matters in income tax expense.  The Company has accrued $5 million of interest expense (net of $3 million interest income) and $1 million of penalties related to the unrecognized tax benefits as of December 31, 2013.  The accrued interest expense was $2 million (net of $4 million interest income) and accrued penalties were $1 million as of December 31, 2012.

The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions.  The US federal tax returns are subject to audit for the years 2010 to 2013.  In general, the Company’s foreign subsidiaries remain subject to audit for years 2008 and later.

In 2008 and 2007, the Company made deposits of approximately $13 million and $17 million, respectively, to the Canadian tax authorities relating to an ongoing audit examination.  The Company did not make any additional deposits relating to this ongoing audit examination in 2013.  The Company has settled $2 million of the claims and is in the process of pursuing relief from double taxation under the US and Canadian tax treaty for the remaining items raised in the audit.  As a result, the US and Canadian tax returns are subject to adjustment from 2000 and forward for the specific issues being contested.  During 2013, the countries reached a tentative agreement that would settle the issues for the years 2000 through 2003, such that it is reasonably possible that a conclusion could be reached within 12 months of December 31, 2013.  The Company believes that it has adequately provided for the most likely outcome of the settlement process.

It is also reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2013.  The Company has classified $25 million of the unrecognized tax benefits as current because they are expected to be resolved within the next twelve months.  Approximately $12 million relates to settling the US and Canada tax treaty matter discussed above, and the remainder relates to the lapsing of the statute of limitations in various jurisdictions.

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

US salaried employees are covered by a defined benefit “cash balance” pension plan, which provides benefits based on service credits to the participating employees’ accounts of between 3 percent and 10 percent of base salary, bonus and overtime.

Included in the Company’s pension obligation are nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

The Company also provides healthcare and/or life insurance benefits for retired employees in the United States, Canada and Brazil.  Healthcare benefits for retirees outside of the United States, Canada, and Brazil are generally covered through local government plans.  US salaried employees are provided with access to postretirement medical insurance through retirement healthcare spending accounts. US salaried employees accrue an account during employment, which can be used after employment to purchase postretirement medical insurance from the Company, Medigap or through Medicare HMO policies after age 65. The accounts are credited with a flat dollar amount and indexed for inflation annually during employment. The accounts also accrue interest credits using a rate equal to a specified amount above the yield on five-year US Treasury notes. Employees can use the amounts accumulated in these accounts, including credited interest, to purchase postretirement medical insurance. Employees become eligible for benefits when they meet minimum age and service requirements. The Company recognizes the cost of these postretirement benefits by accruing a flat dollar amount on an annual basis for each US salaried employee.

Pension Obligation and Funded Status — The changes in pension benefit obligations and plan assets during 2013 and 2012, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2013 and 2012, were as follows:

	US Plans		Non-US Plans
(in millions)	2013	2012	2013	2012
Benefit obligation
At January 1	$323	$271	$272	$216
Service cost	8	7	9	8
Interest cost	11	12	12	13
Benefits paid	(14)	(15)	(12)	(12)
Actuarial (gain) loss	(36)	48	(15)	34
Business combinations / transfers	1	—	—	12
Curtailment / settlement	—	—	(2)	(4)
Foreign currency translation	—	—	(14)	5
Benefit obligation at December 31	$293	$323	$250	$272
Fair value of plan assets
At January 1	$257	$222	$189	$156
Actual return on plan assets	41	27	16	12
Employer contributions	13	23	43	15
Benefits paid	(14)	(15)	(12)	(12)
Business combinations / transfers	—	—	—	15
Foreign currency translation	—	—	(13)	3
Fair value of plan assets at December 31	$297	$257	$223	$189
Funded status	$4	$(66)	$(27)	$(83)

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2013 and 2012 were as follows:

	US Plans		Non-US Plans
(in millions)	2013	2012	2013	2012
Non-current asset	$16	$—	$26	$1
Current liabilities	(1)	(1)	(3)	(3)
Non-current liabilities	(11)	(65)	(50)	(81)
Net asset (liability) recognized	$4	$(66)	$(27)	$(83)

Amounts recognized in accumulated other comprehensive loss, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2013 and 2012 were as follows:

	US Plans		Non-US Plans
(in millions)	2013	2012	2013	2012
Net actuarial loss	$7	$67	$59	$92
Transition obligation	—	—	2	2
Net amount recognized	$7	$67	$61	$94

The decrease in net amount recognized in accumulated comprehensive loss at December 31, 2013, as compared to December 31, 2012, is largely due to an increase in discount rates used to measure the Company’s obligation under our pension plans in addition to higher than expected returns on plan assets for most plans.

The accumulated benefit obligation for all defined benefit pension plans was $493 million and $548 million at December 31, 2013 and 2012, respectively.

Information about plan obligations and assets for plans with an accumulated benefit obligation in excess of plan assets is as follows:

	US Plans		Non-US Plans
(in millions)	2013	2012	2013	2012
Projected benefit obligation	$10	$323	$52	$262
Accumulated benefit obligation	8	314	42	227
Fair value of plan assets	—	257	3	178

Components of net periodic benefit cost consist of the following for the years ended December 31, 2013, 2012 and 2011:

	US Plans			Non-US Plans
(in millions)	2013	2012	2011	2013	2012	2011
Service cost	$8	$7	$7	$9	$8	$5
Interest cost	11	12	13	12	13	15
Expected return on plan assets	(18)	(16)	(15)	(12)	(13)	(11)
Amortization of actuarial loss	2	1	1	5	4	2
Amortization of transition obligation	—	—	—	—	1	1
Settlement/Curtailment	—	—	2	—	1	—
Net periodic benefit cost	$3	$4	$8	$14	$14	$12

For the US plans, the Company estimates that net periodic benefit cost for 2014 will include approximately $0.5 million relating to the amortization of its accumulated actuarial loss included in accumulated other comprehensive loss at December 31, 2013.

For the non-US plans, the Company estimates that net periodic benefit cost for 2014 will include approximately $3 million relating to the amortization of its accumulated actuarial loss and $0.3 million relating to the amortization of transition obligation included in accumulated other comprehensive loss at December 31, 2013.

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

Total amounts recorded in other comprehensive income and net periodic benefit cost during 2013 was as follows:

(in millions, pre-tax)	US Plans	Non-US Plans
Net actuarial gain	$(58)	$(23)
Amortization of actuarial loss	(2)	(5)
Foreign currency translation	—	(5)
Total recorded in other comprehensive income	(60)	(33)
Net periodic benefit cost	3	14
Total recorded in other comprehensive income and net periodic benefit cost	$(57)	$(19)

The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	US Plans		Non-US Plans
	2013	2012	2013	2012
Discount rate	4.60%	3.60%	5.60%	4.85%
Rate of compensation increase	4.22%	4.19%	4.39%	4.35%

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

	US Plans			Non-US Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.60%	4.50%	5.35%	4.88%	5.68%	5.73%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	6.69%	6.81%	6.73%
Rate of compensation increase	4.19%	4.19%	2.75%	4.35%	4.51%	3.79%

The Company has assumed an expected long-term rate of return on assets of 7.25 percent for US plans and 6.10 percent for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US and Canadian equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent actuaries and investment consultants, and historical trends in long-term inflation rates.  Projected return estimates made by such consultants are based upon broad equity and bond indices.

The discount rate reflects a rate of return on high-quality fixed income investments that match the duration of the expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption.

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

The Company’s weighted average asset allocation as of December 31, 2013 and 2012 for US and non-US pension plan assets is as follows:

	US Plans		Non-US Plans
Asset Category	2013	2012	2013	2012
Equity securities	62%	61%	51%	42%
Debt securities	36%	38%	39%	47%
Cash and other	2%	1%	10%	11%
Total	100%	100%	100%	100%

The fair values of the Company’s plan assets at December 31, 2013, by asset category and level in the fair value hierarchy are as follows:

	Fair Value Measurements at December 31, 2013
Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Plans:
Equity index:
US (a)		$151		$151
International (b)		32		32
Real estate (c)		3		3
Fixed income index:
Intermediate bond (d)		57		57
Long bond (e)		50		50
Cash (f)		4		4
Total US Plans		$297		$297
Non-US Plans:
Equity index:
US (a)		$38		$38
Canada (g)		38		38
International (b)		39		39
Fixed income index:
Intermediate bond (d)		1		1
Long bond (h)		85		85
Other (i)		19		19
Cash (f)	3			3
Total Non-US Plans	$3	$220		$223

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

(d)         This category consists of a passively managed fixed income index fund that tracks the return of intermediate duration government and investment grade corporate bonds.

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

(i)            This category mainly consists of investment products provided by an insurance company that offers returns that are subject to a minimum guarantee.

All significant pension plan assets are held in collective trusts by the Company’s US and non-US plans.  The fair values of shares of collective trusts are based upon the net asset values of the funds reported by the fund managers based on quoted market prices of the underlying securities as of the balance sheet date and are considered to be Level 2 fair value measurements.  This may produce a fair value measurement that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies could result in different fair value measurements at the reporting date.

In 2013, the Company made cash contributions of $13 million and $43 million to its US and non-US pension plans, respectively.  The Company anticipates that in 2014 it will make cash contributions of $2 million and $8 million to its US and non-US pension plans, respectively.  Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.  The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	US Plans	Non-US Plans
2014	$18	$15
2015	17	14
2016	17	14
2017	19	14
2018	20	15
Years 2019 - 2023	105	79

The Company and certain subsidiaries also maintain defined contribution plans. The Company makes matching contributions to these plans that are subject to certain vesting requirements and are based on a percentage of employee contributions. Amounts charged to expense for defined contribution plans totaled $15 million, $13 million and $12 million in 2013, 2012 and 2011, respectively.

Postretirement Benefit Plans — The Company’s postretirement benefit plans currently are not funded. The information presented below includes plans in the United States, Brazil, and Canada. The changes in the benefit obligations of the plans during 2013 and 2012, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2013 and 2012, are as follows:

(in millions)	2013	2012
Accumulated postretirement benefit obligation
At January 1	$74	$54
Service cost	3	2
Interest cost	4	3
Curtailment / settlement	(1)	—
Actuarial (gain) loss	(15)	17
Benefits paid	(3)	(2)
Foreign currency translation	(5)	—
At December 31	$57	$74
Fair value of plan assets	—	—
Funded status	$(57)	$(74)

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

Amounts recognized in the Consolidated Balance Sheet consist of:

(in millions)	2013	2012
Current liabilities	$(2)	$(2)
Non-current liabilities	(55)	(72)
Net liability recognized	$(57)	$(74)

Amounts recognized in accumulated other comprehensive loss, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2013 and 2012 were as follows:

(in millions)	2013	2012
Net actuarial loss	$7	$26
Prior service cost	—	1
Net amount recognized	$7	$27

Components of net periodic benefit cost consisted of the following for the years ended December 31, 2013, 2012 and 2011:

(in millions)	2013	2012	2011
Service cost	$3	$2	$2
Interest cost	4	3	4
Amortization of actuarial loss (gain)	1	1	(1)
Amortization of prior service cost	—	—	1
Settlement / curtailment	—	—	(31)
Net periodic benefit cost	$8	$6	$(25)

The Company estimates that postretirement benefit expense for 2014 will include approximately $0.2 million relating to the amortization of its accumulated actuarial loss and $0.1 million relating to the amortization of its prior service cost included in accumulated other comprehensive loss at December 31, 2013.

Total amounts recorded in other comprehensive income and net periodic benefit cost during 2013 was as follows:

(in millions, pre-tax)	2013
Net actuarial gain	$(15)
Amortization of actuarial loss	(1)
Amortization of prior service cost	(1)
Foreign currency translation	(3)
Total recorded in other comprehensive income	(20)
Net periodic benefit cost	8
Total recorded in other comprehensive income and net periodic benefit cost	$(12)

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2013	2012
Discount rate	6.47%	5.44%

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2013	2012	2011
Discount rate	5.44%	6.23%	5.69%

The discount rate reflects a rate of return on high-quality fixed-income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption.

The health-care cost trend rates used in valuing the Company’s post-retirement benefit obligations are established based upon actual health-care trends and consultation with actuaries and benefit providers.  The following assumptions were used as of December 31, 2013:

	US	Canada	Brazil
2014 Increase in per capita cost	6.90%	7.20%	8.66%
Ultimate trend	4.50%	4.50%	8.66%
Year ultimate trend reached	2028	2031	2013

The sensitivities of service cost and interest cost and year-end benefit obligations to changes in health care trend rates for the postretirement benefit plans as of December 31, 2013 are as follows:

2013
One-percentage point increase in trend rates:
• Increase in service cost and interest cost components	$1 million
• Increase in year-end benefit obligations	$6 million

One-percentage point decrease in trend rates:
• Decrease in service cost and interest cost components	$(1 million)
• Decrease in year-end benefit obligations	$(4 million)

The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)
2014	$2
2015	3
2016	3
2017	3
2018	3
Years 2019 - 2023	$21

Multiemployer Plans — The Company participates in and contributes to one multiemployer benefit plan under the terms of a collective bargaining agreement that covers certain union-represented employees and retirees in the US.  The plan covers medical and dental benefits for active hourly employees and retirees represented by the United States Steel Workers Union for certain US locations.

The risks of participating in this multiemployer plan are different from single-employer plans.  This plan receives contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements and the assets contributed by one employer may be used to fund the benefits of all employees covered within the plan.

The Company is required to make contributions to this plan as determined by the terms and conditions of the collective bargaining agreements and plan terms. For the years ended December 31, 2013, 2012 and 2011, the Company made regular contributions of $12 million, $12 million and $9 million, respectively, to this multi-employer plan.  The Company cannot currently estimate the amount of multi-employer plan contributions that will be required in 2014 and future years, but these contributions could increase due to healthcare cost trends.

NOTE 9 — Supplementary Information

Balance Sheets

(in millions)	2013	2012
Accounts receivable — net:
Accounts receivable — trade	$667	$707
Accounts receivable — other	171	117
Allowance for doubtful accounts	(6)	(10)
Total accounts receivable — net	$832	$814
Inventories:
Finished and in process	$440	$475
Raw materials	235	313
Manufacturing supplies	48	46
Total inventories	$723	$834
Accrued liabilities:
Compensation-related costs	$75	$90
Income taxes payable	14	25
Dividends payable	32	20
Accrued interest	16	16
Taxes payable other than income taxes	32	33
Other	100	81
Total accrued liabilities	$269	$265
Non-current liabilities:
Employees’ pension, indemnity and postretirement	$133	$235
Other	30	62
Total non-current liabilities	$163	$297

Statements of Income

(in millions)	2013	2012	2011
Other income - net:
Gain from change in benefit plan in North America	$—	$5	$—
Gain from sale of land	—	2	—
NAFTA award	—	—	58
Gain from change in a postretirement plan	—	—	30
Other	16	15	10
Other income - net	$16	$22	$98

Financing costs-net:
Interest expense, net of amounts capitalized (a)	$74	$77	$81
Interest income	(11)	(10)	(5)
Foreign currency transaction losses	3	—	2
Financing costs-net	$66	$67	$78

(a) Interest capitalized amounted to $4 million, $6 million and $5 million in 2013, 2012 and 2011, respectively.

Statements of Cash Flow

(in millions)	2013	2012	2011
Interest paid	$67	$72	$85
Income taxes paid	135	133	177

NOTE 10 - Equity

Preferred stock:

The Company has authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding at December 31, 2013 and 2012.

Treasury stock:

The Company reacquired 21,629, 44,674 and 73,260 shares of its common stock during 2013, 2012 and 2011, respectively, by both repurchasing shares from employees under the stock incentive plan and through the cancellation of forfeited restricted stock.  The Company repurchased shares from employees at average purchase prices of $44.55, $58.59 and $47.48, or fair value at the date of purchase, during 2013, 2012 and 2011, respectively.  All of the acquired shares are held as common stock in treasury, less shares issued to employees under the stock incentive plan.

On December 13, 2013, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 4 million of its outstanding common shares through December 12, 2018.  The Company’s previous stock repurchase program permitting the purchase of up to 5 million shares was completed in the fourth quarter of 2013.  In 2013, the Company repurchased 3,385,000 common shares in open market transactions at a cost of approximately $227 million.  In 2012, the Company repurchased 300,000 common shares in open market transactions at a cost of approximately $15 million.  In 2011, the Company repurchased 1,000,000 common shares in open market transactions at a cost of approximately $45 million.  At December 31, 2013, the Company had 4,000,000 shares available to be repurchased under its program.  The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan.  However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2011, 2012 and 2013:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Outstanding
Balance at December 31, 2010	76,035	12	76,023
Issuance of restricted stock units as compensation	56	—	56
Issuance under incentive and other plans	91	(9)	100
Stock options exercised	640	(137)	777
Purchase/acquisition of treasury stock	—	1,073	(1,073)
Balance at December 31, 2011	76,822	939	75,883
Issuance of restricted stock units as compensation	—	(6)	6
Issuance under incentive and other plans	—	(142)	142
Stock options exercised	320	(1,026)	1,346
Purchase/acquisition of treasury stock	—	345	(345)
Balance at December 31, 2012	77,142	110	77,032
Issuance of restricted stock units as compensation	6	(3)	9
Issuance under incentive and other plans	130	(43)	173
Stock options exercised	395	(110)	505
Purchase/acquisition of treasury stock	—	3,407	(3,407)
Balance at December 31, 2013	77,673	3,361	74,312

Share-based payments:

The Company has a stock incentive plan (“SIP”) administered by the compensation committee of its Board of Directors that provides for the granting of stock options, restricted stock, restricted stock units and other share-based awards to certain key employees.  A maximum of 8 million shares were originally authorized for awards under the SIP.  As of

December 31, 2013, 2.8 million shares were available for future grants under the SIP.  Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP. Total share-based compensation expense for 2013 was $12 million, net of income tax effect of $5 million.  Total share-based compensation expense for 2012 was $12 million, net of income tax effect of $5 million.  Total share-based compensation expense for 2011 was $11 million, net of income tax effect of $5 million.

The Company grants nonqualified options to purchase shares of the Company’s common stock.  The stock options have a ten-year life and are exercisable upon vesting, which occurs evenly over a three-year period at the anniversary dates of the date of grant.  Compensation expense is recognized on a straight-line basis for awards.  As of December 31, 2013, certain of these nonqualified options have been forfeited due to the termination of employees.

The fair value of stock option awards was estimated at the grant dates using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Expected life (in years)	5.8	5.8	5.8
Risk-free interest rate	1.1%	1.1%	2.8%
Expected volatility	32.6%	33.3%	32.7%
Expected dividend yield	1.6%	1.2%	1.2%

The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on historical dividend payments. The weighted average fair value of options granted during 2013, 2012 and 2011 was estimated to be $17.87, $16.16 and $15.17, respectively.

A summary of stock option transactions for the last three years follows:

(shares in thousands)	Stock Option Shares	Stock Option Price Range	Weighted Average per Share Exercise Price for Stock Options
Outstanding at December 31, 2010	4,434	$14.17 to 40.71	$27.49
Granted	438	47.95 to 52.64	47.96
Exercised	(777)	14.17 to 40.71	24.24
Cancelled	(65)	18.31 to 47.95	30.60
Outstanding at December 31, 2011	4,030	14.33 to 52.64	30.29
Granted	460	55.95 to 57.33	55.96
Exercised	(1,409)	14.33 to 47.95	26.80
Cancelled	(49)	25.58 to 55.95	39.29
Outstanding at December 31, 2012	3,032	16.92 to 57.33	35.66
Granted	416	66.07 to 66.26	66.07
Exercised	(511)	16.92 to 57.33	28.74
Cancelled	(88)	47.95 to 66.07	54.37
Outstanding at December 31, 2013	2,849	24.70 to 66.26	40.77

The intrinsic values of stock options exercised during 2013, 2012 and 2011 were approximately $20 million, $46 million and $22 million, respectively.  For the years ended December 31, 2013, 2012 and 2011, cash received from the exercise of stock options was $14 million, $34 million and $18 million, respectively.  The excess income tax benefit realized from share-based compensation was $5 million, $11 million and $6 million in 2013, 2012 and 2011, respectively.  As of December 31, 2013, the unrecognized compensation cost related to non-vested stock options totaled $8 million, which is expected to be amortized over the weighted-average period of approximately 1.7 years.

The following table summarizes information about stock options outstanding at December 31, 2013:

(options in thousands) Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share

$ 24.70 to 27.30	557	$25.47	3.22	557	$25.47
$ 27.31 to 29.90	465	29.00	6.07	465	29.00
$ 32.51 to 35.10	676	34.04	3.68	676	34.04
$ 45.51 to 53.30	357	47.96	7.11	239	47.96
$ 55.91 to 58.50	405	55.95	8.11	142	55.95
$ 63.71 to 66.26	389	66.07	9.10	—	—
	2,849	$40.77	5.78	2,079	$33.71

Stock options outstanding at December 31, 2013 had an aggregate intrinsic value of approximately $79 million and an average remaining contractual life of 5.8 years.  Stock options exercisable at December 31, 2013 had an aggregate intrinsic value of approximately $72 million and an average remaining contractual life of 4.8 years.  Stock options outstanding at December 31, 2012 had an aggregate intrinsic value of approximately $87 million and an average remaining contractual life of 6.0 years.  Stock options exercisable at December 31, 2012 had an aggregate intrinsic value of approximately $71 million and an average remaining contractual life of 4.9 years.

In addition to stock options, the Company awards shares of restricted common stock (“restricted shares”) and restricted stock units (“restricted units”) to certain key employees.  The restricted shares and restricted units issued under the plan are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  Expense is recognized on a straight-line basis over the vesting period taking into account an estimated forfeiture rate.  The fair value of the restricted stock and restricted units is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.  The compensation expense recognized for restricted shares and restricted units was $7 million in 2013, $6 million in 2012 and $4 million in 2011.

The following table summarizes restricted share and restricted unit activity for the last three years:

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share	Number of Restricted Units	Weighted Average Fair Value per Share
Non-vested at December 31, 2010	181	$30.04	113	$30.56
Granted	—	—	182	48.04
Vested	(34)	27.56	(56)	26.08
Cancelled	(11)	29.74	(4)	47.98
Non-vested at December 31, 2011	136	$30.69	235	$44.24
Granted	—	—	174	55.69
Vested	(37)	33.73	(9)	37.57
Cancelled	(4)	25.58	(15)	44.95
Non-vested at December 31, 2012	95	$29.69	385	$49.77
Granted	—	—	144	66.27
Vested	(33)	34.02	(17)	46.82
Cancelled	(14)	31.25	(43)	54.93
Non-vested at December 31, 2013	48	$26.25	469	$54.47

Restricted shares with a total fair value of $1 million vested in each of 2013, 2012 and 2011.  The total fair value of restricted units that vested in 2013, 2012 and 2011 was $1 million, $0.3 million and $1 million, respectively.

At December 31, 2013, the total remaining unrecognized compensation cost related to restricted units was $10 million which will be amortized on a weighted-average basis over approximately 1.9 years.  Unrecognized compensation cost related to restricted shares was insignificant at December 31, 2013.  Recognized compensation cost related to unvested restricted share and restricted stock unit awards is included in share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $17 million and $11 million at December 31, 2013 and 2012, respectively.

Other share-based awards under the SIP:

Under the compensation agreement with the Board of Directors at least 50 percent of a director’s compensation is awarded in shares of common stock or restricted units based on each director’s election to receive his or her compensation or a portion thereof in the form of restricted units.  These restricted units vest immediately, but cannot be transferred until a date not less than six months after the director’s termination of service from the board at which time the restricted units will be settled by delivering shares of common stock.  The compensation expense relating to this plan included in the Consolidated Statements of Income for 2013, 2012 and 2011 was not material.  At December 31, 2013, there were approximately 218,000 restricted units outstanding under this plan at a carrying value of approximately $6 million.

The Company has a long-term incentive plan for officers in the form of performance shares.  The ultimate payments for performance shares awarded in 2011, 2012 and 2013 to be paid in 2014, 2015 and 2016 will be based solely on the Company’s stock performance as compared to the stock performance of a peer group.  Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model.  The total compensation expense for these awards is amortized over a three-year service period.  Compensation expense relating to these awards included in the Consolidated Statements of Income for 2013, 2012 and 2011 was $3 million, $4 million and $6 million, respectively.  As of December 31, 2013, the unrecognized compensation cost relating to these plans was $3 million, which will be amortized over the remaining requisite service periods of 1 to 2 years.  Recognized compensation cost related to these unvested awards is included in share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $7 million and $8 million at December 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Loss:

A summary of accumulated other comprehensive income (loss) for the years ended December 31, 2011, 2012 and 2013 is presented below:

				Unrealized
	Cumulative	Deferred Gain/(Loss)	Pension/	Gain (Loss)	Accumulated Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2010	$(180)	$41	$(49)	$(2)	$(190)
Gains on cash-flow hedges, net of income tax effect of $19		29			29
Amount of gains on cash-flow hedges reclassified to earnings, net of income tax effect of $61		(105)			(105)
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax of $4			(10)		(10)
Gains related to pension and other postretirement obligations reclassified to earnings, net of income tax of $5			(11)		(11)
Currency translation adjustment	(126)				(126)
Balance, December 31, 2011	$(306)	$(35)	$(70)	$(2)	$(413)
Gains on cash-flow hedges, net of income tax effect of $25		43			43
Amount of gains on cash-flow hedges reclassified to earnings, net of income tax effect of $15		(25)			(25)
Actuarial loss on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $27			(56)		(56)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax of $2			5		5
Currency translation adjustment	(29)				(29)
Balance, December 31, 2012	$(335)	$(17)	$(121)	$(2)	$(475)
Losses on cash-flow hedges, net of income tax effect of $29		(64)			(64)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $19		41			41
Actuarial gain on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $32			63		63
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax of $3			5		5
Unrealized gain on investment, net of income tax effect				1	1
Currency translation adjustment	(154)				(154)
Balance, December 31, 2013	$(489)	$(40)	$(53)	$(1)	$(583)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

				Affected Line Item in
Details about AOCI Components	Amount Reclassified from AOCI			Consolidated Statements
(in millions)	2013	2012	2011	of Income
Gains (losses) on cash-flow hedges:
Commodity and foreign currency contracts	$(57)	$43	$169	Cost of sales
Interest rate contracts	(3)	(3)	(3)	Financing costs, net

Gains (losses) related to pension and other postretirement obligations	(8)	(7)	16	(a)
Total before tax reclassifications	$(68)	$33	$182
Income tax (expense) benefit	22	(13)	(66)
Total after-tax reclassifications	$(46)	$20	$116

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and SG&A expenses on the Consolidated Statements of Income.

NOTE 11 — Mexican Tax on Beverages Sweetened with HFCS

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

NOTE 12 - Segment Information

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

(in millions)	2013	2012	2011
Net sales to unaffiliated customers:
North America	$3,647	$3,741	$3,356
South America	1,334	1,462	1,569
Asia Pacific	805	816	764
EMEA	542	513	530
Total	$6,328	$6,532	$6,219
Operating income:
North America	$401	$408	$322
South America	116	198	203
Asia Pacific	97	95	79
EMEA	74	78	84
Corporate	(75)	(78)	(64)
Subtotal	613	701	624
Restructuring / impairment charges (a)	—	(36)	(10)
Gain from change in benefit plans	—	5	30
Integration / acquisition costs	—	(4)	(31)
Gain from land sale	—	2	—
NAFTA award	—	—	58
Total	$613	$668	$671
Total assets:
North America	$3,008	$3,116	$2,879
South America	1,088	1,230	1,218
Asia Pacific	711	730	757
EMEA	553	516	463
Total	$5,360	$5,592	$5,317
Depreciation and amortization:
North America	$112	$130	$128
South America	41	44	47
Asia Pacific	25	24	23
EMEA	16	13	13
Total	$194	$211	$211
Capital expenditures:
North America	$141	$162	$119
South America	76	75	84
Asia Pacific	28	33	24
EMEA	53	43	36
Total	$298	$313	$263

(a).      For 2012, includes $20 million of charges for impaired assets and restructuring costs in Kenya, $11 million of charges to write-down certain equipment as part of the Company’s North American manufacturing optimization plan and $5 million of charges for impaired assets in China and Colombia.  For 2011, includes $10 million of charges to write-down certain equipment as part of the Company’s North American manufacturing optimization plan.

The following table presents net sales to unaffiliated customers by country of origin for the last three years:

	Net Sales
(in millions)	2013	2012	2011
United States	$1,970	$2,035	$1,863
Mexico	1,130	1,143	957
Brazil	670	731	841
Canada	547	564	536
Argentina	305	356	344
Korea	301	306	284
Others	1,405	1,397	1,394
Total	$6,328	$6,532	$6,219

The following table presents long-lived assets (excluding intangible assets) by country at December 31:

	Long-lived Assets
(in millions)	2013	2012	2011
United States	$822	$824	$830
Brazil	321	346	370
Mexico	296	290	277
Canada	181	199	189
Germany	151	114	90
Thailand	112	117	112
Argentina	92	111	107
Korea	91	90	83
Others	219	234	229
Total	$2,285	$2,325	$2,287

NOTE 13 — Commitments and Contingencies

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

On November 18, 2011, the plaintiffs filed a second, amended complaint against certain of the CRA member companies, including the Company, seeking to reinstate the federal law claims, but not the state law claims, against certain of the CRA member companies, including the Company.  On December 16, 2011, the CRA member companies filed a motion to dismiss the second amended complaint on multiple grounds.  On July 31, 2012, the U.S. District Court for the Central District of California denied the motion to dismiss for all CRA member companies other than Roquette America, Inc.

On September 4, 2012, the Company and the other CRA member companies that remain defendants in the case filed an answer to the plaintiffs’ second, amended complaint that, among other things, added a counterclaim against the Sugar Association.  The counterclaim alleges that the Sugar Association has made false and misleading statements that processed sugar differs from high fructose corn syrup in ways that are beneficial to consumers’ health (i.e., that consumers will be healthier if they consume foods and beverages containing processed sugar instead of high fructose corn syrup).  The counterclaim, which was filed in the U.S. District Court for the Central District of California, seeks injunctive relief and unspecified damages.  Although the counterclaim was initially only filed against the Sugar Association, the Company and the other CRA member companies that remain defendants in the Western Sugar case have reserved the right to add other plaintiffs to the counterclaim in the future.

On October 29, 2012, the Sugar Association and the other plaintiffs filed a motion to dismiss the counterclaim and certain related portions of the defendants’ answer, each on multiple grounds.  On December 10, 2012, the remaining member companies which are defendants in the case responded to the motion to dismiss the counterclaim.  On January 14, 2013, the plaintiffs filed a reply to the defendants’ response to the motion to dismiss.  On September 16, 2013, the U.S. District Court for the Central District of California denied the motion to dismiss the counterclaim, which entitles the Company and the other CRA member companies to continue to pursue the counterclaim against the Sugar Association and the other plaintiffs.

The Company continues to believe that the second, amended complaint is without merit and intends to vigorously defend this case.  In addition, the Company intends to vigorously pursue its rights in connection with the counterclaim.

In the ordinary course of business, the Company enters into purchase commitments principally related to power supply and raw material sourcing.  Such agreements, including take or pay contracts, help to provide the Company with adequate supply of power and raw material at certain of our facilities. The Company would be subject to liquidated damages in the unlikely event that it did not fulfill such commitments.

The Company is currently subject to various other claims and suits arising in the ordinary course of business, including certain environmental proceedings and product liability claims.  The Company does not believe that the results of such legal proceedings, even if unfavorable to the Company, will be material to the Company.  There can be no assurance, however, that such claims or suits or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR
2013
Net sales before shipping and handling costs	$1,662	$1,715	$1,696	$1,579
Less: shipping and handling costs	78	82	84	80
Net sales	$1,584	$1,633	$1,612	$1,499
Gross profit	306	276	259	291
Net income attributable to Ingredion	111	95	86	104
Basic earnings per common share of Ingredion	$1.43	$1.22	$1.12	$1.37
Diluted earnings per common share of Ingredion	$1.41	$1.20	$1.10	$1.35

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR
2012
Net sales before shipping and handling costs	$1,658	$1,720	$1,764	$1,726
Less: shipping and handling costs	84	85	85	82
Net sales	$1,574	$1,635	$1,679	$1,644
Gross profit	296	295	313	333
Net income attributable to Ingredion	94	109	113	112
Basic earnings per common share of Ingredion	$1.23	$1.42	$1.47	$1.45
Diluted earnings per common share of Ingredion	$1.21	$1.40	$1.45	$1.42

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal 1. Election of Directors,” “The Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Executive Officers of the Registrant.”  The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller.  The code of ethics is posted on the Company’s Internet website, which is found at www.ingredion.com.  The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

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

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Equity Compensation Plan Information as of December 31, 2013” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “2013 and 2012 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.

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

3.2*

Certificate of Elimination of Series A Junior Participating Preferred Stock of Corn Products International, Inc., filed on May 25, 2010 as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 19, 2010, File No. 1-13397.

3.3*	Amendments to Amended and Restated Certificate of Incorporation filed on April 9, 2010 as Appendix A to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders, File No. 1-13397.

3.4*

Certificate of Amendment of Certificate of Amended and Restated Certificate of Incorporation of the Company, filed on February 28, 2013 as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-13397.

3.5*	Amended By-Laws of the Company, filed on December 19, 2013 as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 13, 2013, File No. 1-13397.

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

4.4*

Amendment No. 2 to Private Shelf Agreement, dated as of December 21, 2012 by and between Ingredion Incorporated and Prudential Investment Management, Inc. , filed on February 28, 2013 as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-13397.

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

10.1 ***	Stock Incentive Plan as effective February 4, 2014.

10.3* ***

Form of Executive Severance Agreement entered into by Ilene S. Gordon, Cheryl K. Beebe, Jack C. Fortnum and John F. Saucier, filed on May 6, 2008 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397.

10.4*

International Share and Business Sale Agreement, dated as of June 19, 2010, between Akzo Nobel N.V. and Corn Products International, Inc., filed on September 21, 2010 as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 19, 2010, File No. 1-13397.

10.5** ***	Form of Indemnification Agreement entered into by each of the members of the Company’s Board of Directors and the Company’s executive officers.

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

10.16* ***

Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 10, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2014, File No. 1-13397.

10.17* ***

Form of Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 10, 2014 as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 4, 2014, File No. 1-13397.

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

10.20* ***

Form of Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 10, 2014 as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2014, File No. 1-13397.

10.21* ***

Letter of Agreement dated as of April 2, 2010 between the Company and Diane Frisch, filed on August 6, 2010 as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, File No. 1-13397.

10.22* ***

Executive Severance Agreement dated as of May 1, 2010 between the Company and Diane Frisch, filed on August 6, 2010 as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, File No. 1-13397.

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

10.27 ***	Form of Executive Severance Agreement entered into by James Zallie and Christine M. Castellano.

10.35 * ***

Confidential Separation Agreement and General Release, dated as of March 29, 2013, by and between the Company and Kimberly A. Hunter, filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013, File No. 1-13397.

10.36* ***

Consulting Agreement, dated as of September 3, 2013, by and between the Company and Julio dos Reis, filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013, File No. 1-13397.

10.37* ***

Mutual Separation Agreement, dated as of September 3, 2013, by and between Ingredion Argentina S.A. and Julio dos Reis, filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013, File No. 1-13397.

10.38 ***	Letter of Agreement dated as of September 2, 2013 between the Company and Ricardo de Abreu Souza and Addendum dated as of February 19, 2014.

11.1	Earnings Per Share Computation

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from the Ingredion Incorporated Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Equity and Redeemable Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*                      Incorporated herein by reference as indicated in the exhibit description.

**               Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

***        Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2014.

INGREDION INCORPORATED

By:	/s/ Ilene S. Gordon
Ilene S. Gordon
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 24th day of February, 2014.

Signature	Title

/s/ Ilene S. Gordon	Chairman, President, Chief Executive Officer and Director
Ilene S. Gordon

/s/ Jack C. Fortnum	Chief Financial Officer
Jack C. Fortnum

/s/ Matthew R. Galvanoni	Controller
Matthew R. Galvanoni

*Richard J. Almeida	Director
Richard J. Almeida

*Luis Aranguren-Trellez	Director
Luis Aranguren-Trellez

*David B. Fischer	Director
David B. Fischer

*Paul Hanrahan	Director
Paul Hanrahan

*Wayne M. Hewett	Director
Wayne M. Hewett

*Rhonda L. Jordan	Director
Rhonda L. Jordan

*Gregory B. Kenny	Director
Gregory B. Kenny

	*Barbara A. Klein	Director
Barbara A. Klein

	*Victoria J. Reich	Director
Victoria J. Reich

	*James M. Ringler	Director
James M. Ringler

	*Dwayne A. Wilson	Director
Dwayne A. Wilson

*By:	/s/ Christine M. Castellano
Christine M. Castellano
Attorney-in-fact

(Being the principal executive officer, the principal financial officer, the controller and a majority of the directors of Ingredion Incorporated)