Form 10-Q
period 2014-03-31
Ingredion Inc
filed 2014-05-02
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 30, 2014
Common Stock, $.01 par value	74,584,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales before shipping and handling costs	$1,435.0	$1,662.4
Less: shipping and handling costs	77.8	78.6
Net sales	1,357.2	1,583.8
Cost of sales	1,107.4	1,278.2
Gross profit	249.8	305.6

Operating expenses	132.4	135.5
Other (income), net	(4.9)	(5.0)

Operating income	122.3	175.1

Financing costs, net	16.6	16.8

Income before income taxes	105.7	158.3
Provision for income taxes	30.5	46.3
Net income	75.2	112.0
Less: Net income attributable to non-controlling interests	2.6	1.2
Net income attributable to Ingredion	$72.6	$110.8

Weighted average common shares outstanding:
Basic	74.6	77.4
Diluted	75.8	78.8

Earnings per common share of Ingredion:
Basic	$0.97	$1.43
Diluted	$0.96	$1.41

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2014	2013
Net income	$75	$112
Other comprehensive income (loss):
Gains (losses) on cash-flow hedges, net of income tax effect of $13 and $4, respectively	26	(9)
Amount of (gains) losses on cash-flow hedges reclassified to earnings, net of income tax effect of $6 and $6, respectively	13	(12)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	1	1
Currency translation adjustment	(32)	(22)
Comprehensive income	83	70
Comprehensive income attributable to non-controlling interests	(3)	(1)
Comprehensive income attributable to Ingredion	$80	$69

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$560	$574
Accounts receivable — net	813	832
Inventories	757	723
Prepaid expenses	21	17
Deferred income taxes	36	68
Total current assets	2,187	2,214

Property, plant and equipment - net of accumulated depreciation of $2,801 and $2,776, respectively	2,136	2,156
Goodwill	530	535
Other intangible assets - net of accumulated amortization of $53 and $49, respectively	308	311
Deferred income taxes	14	15
Investments	10	11
Other assets	116	118
Total assets	$5,301	$5,360

Liabilities and equity
Current liabilities
Short-term borrowings	$61	$93
Accounts payable and accrued liabilities	658	727
Total current liabilities	719	820

Non-current liabilities	153	163
Long-term debt	1,718	1,717
Deferred income taxes	207	207
Share-based payments subject to redemption	15	24

Equity
Ingredion Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- 0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- 0.01 par value — 77,810,875 and 77,672,670 shares issued at March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	1,171	1,166
Less: Treasury stock (common stock; 3,268,524 and 3,361,180 shares at March 31, 2014 and December 31, 2013, respectively) at cost	(220)	(225)
Accumulated other comprehensive loss	(575)	(583)
Retained earnings	2,086	2,045
Total Ingredion stockholders’ equity	2,463	2,404
Non-controlling interests	26	25
Total equity	2,489	2,429

Total liabilities and equity	$5,301	$5,360

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Share-based Payments Subject to Redemption
Balance, December 31, 2013	$1	$1,166	$(225)	$(583)	$2,045	$25	$24
Net income attributable to Ingredion					73
Net income attributable to non-controlling interests						3
Dividends declared					(32)	(2)
Gains on cash-flow hedges, net of income tax effect of $13				26
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $6				13
Share-based compensation		5	5				(9)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				1
Currency translation adjustment				(32)
Balance, March 31, 2014	$1	$1,171	$(220)	$(575)	$2,086	$26	$15

	Total Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Share-based Payments Subject to Redemption
Balance, December 31, 2012	$1	$1,148	$(6)	$(475)	$1,769	$22	$19
Net income attributable to Ingredion					111
Net income attributable to non-controlling interests						1
Dividends declared					(30)	(2)
Losses on cash-flow hedges, net of income tax effect of $4				(9)
Amount of gains on cash-flow hedges reclassified to earnings, net of income tax effect of $6				(12)
Share-based compensation		11	(1)				(3)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				1
Currency translation adjustment				(22)
Balance, March 31, 2013	$1	$1,159	$(7)	$(517)	$1,850	$21	$16

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Three Months Ended March 31,
	2014	2013
Cash provided by operating activities:
Net income	$75	$112
Non-cash charges to net income:
Depreciation and amortization	48	49
Changes in working capital:
Accounts receivable and prepaid items	(8)	(75)
Inventories	(35)	(80)
Accounts payable and accrued liabilities	(12)	(67)
Decrease in margin accounts	32	—
Other	21	31
Cash provided by (used for) operating activities	121	(30)

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(59)	(66)
Short-term investments	—	19
Other	—	2
Cash used for investing activities	(59)	(45)

Cash used for financing activities:
Proceeds from borrowings	12	17
Payments on debt	(46)	(6)
Issuance (repurchase) of common stock, net	(1)	8
Dividends paid (including to non-controlling interests)	(33)	(22)
Cash used for financing activities	(68)	(3)

Effect of foreign exchange rate changes on cash	(8)	(5)
Decrease in cash and cash equivalents	(14)	(83)
Cash and cash equivalents, beginning of period	574	609
Cash and cash equivalents, end of period	$560	$526

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1.             Interim Financial Statements

References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2013 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2014 and 2013, and the financial position of the Company as of March 31, 2014.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.                                      New Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This Update clarifies the guidance pertaining to the release of the cumulative translation adjustment (“CTA”) to resolve diversity in practice.  The Update clarifies that when a company ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the company should release any related CTA into net income.  In such instances, the CTA should be released into net income only if a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  The Update also requires the release of the CTA (or applicable pro rata portion thereof) upon the sale or partial sale of an equity method investment that is a foreign entity and for a step acquisition in which the acquirer held an equity method investment prior to obtaining control.  The guidance in this Update is effective prospectively for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years.  The adoption of the guidance contained in this Update did not have an impact on the Company’s 2014 Condensed Consolidated Financial Statements.  However, the guidance contained in this Update will impact the accounting for the CTA upon any future de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity; and the effect will be dependent upon a relevant transaction at that time.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This Update provides guidance pertaining to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, to resolve diversity in practice.  The Update requires that companies present an unrecognized tax benefit as a reduction of a deferred tax asset for a tax loss or credit carryforward on the balance sheet when (a) the tax law requires the company to use the tax loss or credit carryforward to satisfy amounts payable upon disallowance of the tax position; or (b) the tax loss or credit carryforward is available to satisfy amounts payable upon disallowance of the tax position, and the company intends to use the deferred tax asset for that purpose. The guidance in this Update is effective prospectively for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years.  The Company adopted the guidance in this Update prospectively and the adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

3.                                      Segment Information

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

	Three Months Ended March 31,
(in millions)	2014	2013
Net Sales
North America	$736.9	$909.8
South America	293.8	348.7
Asia Pacific	185.4	195.5
EMEA	141.1	129.8
Total	$1,357.2	$1,583.8

Operating Income
North America	$65.2	$107.7
South America	29.9	43.4
Asia Pacific	25.7	23.0
EMEA	21.1	19.3
Corporate	(19.6)	(18.3)
Total	$122.3	$175.1

(in millions)	At March 31, 2014	At Dec. 31, 2013
Total Assets
North America	$2,984	$3,008
South America	1,031	1,088
Asia Pacific	713	711
EMEA	573	553
Total	$5,301	$5,360

4.             Financial Instruments, Derivatives and Hedging Activities

The Company is exposed to market risk stemming from changes in commodity prices (corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties.  Derivative financial instruments currently used by the Company consist of commodity futures, options and swap contracts, foreign currency forward contracts and swaps, and interest rate swaps.

Commodity price hedging:  The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to eighteen months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock-in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash-flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash-flow hedges are not significant.

At March 31, 2014, AOCI included $8 million of gains, net of tax of $4 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2013, AOCI included $32 million of losses, net of tax of $15 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any T-locks outstanding at March 31, 2014 or December 31, 2013.  The Company has interest rate swap agreements that effectively convert the interest rate on its 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at March 31, 2014 and December 31, 2013 was $14 million and $13 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

AOCI included $8 million of losses (net of income taxes of $5 million) related to settled T-Locks at both March 31, 2014 and December 31, 2013.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including many emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At March 31, 2014, the Company had foreign currency forward sales contracts with an aggregate notional amount of $136 million and foreign currency forward purchase contracts with an aggregate notional amount of $51 million that hedged transactional exposures.  At December 31, 2013, the Company had foreign currency forward sales contracts with an aggregate notional amount of $147 million and foreign currency forward purchase contracts with an aggregate notional amount of $78 million that hedged transactional exposures.  The fair value of these derivative instruments are liabilities of $6 million and $5 million at March 31, 2014 and December 31, 2013, respectively.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  At March 31, 2014, AOCI included $1 million of net losses, net of income taxes, associated with these hedges.  At December 31, 2013, AOCI included $1 million of net gains, net of income taxes, associated with these hedges.

The fair value and balance sheet location of the Company’s derivative instruments, accounted for as cash-flow hedges and presented gross on the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as cash-flow hedging instruments: (in millions)	Balance Sheet Location	At March 31, 2014	At December 31, 2013	Balance Sheet Location	At March 31, 2014	At December 31, 2013
Commodity and foreign currency contracts	Accounts receivable-net	$19	$2	Accounts payable and accrued liabilities	$6	$27

Commodity and foreign currency contracts	Other assets	2	5
Total		$21	$7		$6	$27

At March 31, 2014, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 58 million bushels of corn.  Also at March 31, 2014, the Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 10 million mmbtu’s of natural gas.  The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  No such hedges were in place at March 31, 2014.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash-Flow Hedging Relationships	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Reclassified from AOCI into Income	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Commodity and foreign currency contracts	$39	$(13)	Cost of sales	$(18)	$19
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$39	$(13)		$(19)	$18

At March 31, 2014, AOCI included approximately $7 million of gains, net of income taxes of $4 million, on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the gains to be offset by changes in the underlying commodities cost.  Additionally at March 31, 2014, AOCI included $2 million of losses on settled T-Locks (net of income taxes of $1 million) and $2 million of losses related to foreign currency hedges (net of income taxes of $1 million), which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	At March 31, 2014				At December 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$3	$3	$—	$—	$4	$4	$—	$—
Derivative assets	35	16	19	—	20	—	20	—
Derivative liabilities	12	3	9	—	32	22	10	—
Long-term debt	1,847	—	1,847	—	1,813	—	1,813	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At March 31, 2014, the carrying value and fair value of the Company’s long-term debt were $1.72 billion and $1.85 billion, respectively.

5.             Share-Based Compensation

A summary of information with respect to share-based compensation is as follows:

	For the Three Months Ended March 31,
(in millions)	2014	2013
Total share-based compensation expense included in net income	$4.7	$4.6
Income tax benefit related to share-based compensation included in net income	$1.4	$1.4

Stock Options:

Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant.  The options have a 10-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant.  Compensation expense is recognized on a straight-line basis for all awards.  Expense recognized for stock options was $2 million in both first quarter 2014 and 2013.

The Company granted non-qualified options to purchase 710 thousand shares and 415 thousand shares of the Company’s common stock during the three months ended March 31,

2014 and 2013, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2014	2013
Expected life (in years)	5.5	5.8
Risk-free interest rate	1.63%	1.11%
Expected volatility	30.28%	32.64%
Expected dividend yield	2.82%	1.57%

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

Stock option activity for the three months ended March 31, 2014 was as follows:

(dollars and options in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,849	$40.77
Granted	710	59.58
Exercised	(83)	32.95
Cancelled	(13)	61.30
Outstanding at March 31, 2014	3,463	44.74	6.45	$80,829

Exercisable at March 31, 2014	2,392	37.63	5.13	$72,844

For the three months ended March 31, 2014, cash received from the exercise of stock options was $3 million.  At March 31, 2014, the total remaining unrecognized compensation cost related to stock options approximated $14 million, which will be amortized over the weighted-average period of approximately 2.3 years.

Additional information pertaining to stock option activity is as follows:

(dollars in thousands, except per share)	Three Months Ended March 31,
	2014	2013
Weighted average grant date fair value of stock options granted (per share)	$12.97	$17.87
Total intrinsic value of stock options exercised	$2,775	$11,185

Restricted Shares of Common Stock and Restricted Stock Units:

The Company has granted shares of restricted common stock (“restricted shares”) and restricted stock units (“restricted units”) to certain key employees.  The restricted shares and restricted units are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The fair value of the restricted shares and restricted units is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.  Expense recognized for restricted shares and restricted units for the three months ended March 31, 2014 aggregated $2 million, consistent with the comparable prior-year period.

The following table summarizes restricted share and restricted unit activity for the three months ended March 31, 2014:

	Restricted Shares		Restricted Units
(in thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Fair Value per Share	Number of Restricted Units	Weighted Average Fair Value per Share
Non-vested at December 31, 2013	48	$26.25	469	$54.47
Granted	—	—	143	60.26
Vested	(30)	25.58	(150)	49.27
Cancelled	—	—	(10)	53.14
Non-vested at March 31, 2014	18	27.33	452	58.06

At March 31, 2014, the total remaining unrecognized compensation cost related to restricted units was $16 million, which will be amortized over a weighted-average period of approximately 2.3 years.  Unrecognized compensation cost related to restricted shares was insignificant at March 31, 2014.

6.             Net Periodic Pension and Postretirement Benefit Costs

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 8 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

(in millions)	Three Months Ended March 31,
	US Plans		Non-US Plans
	2014	2013	2014	2013
Service cost	$1.8	$2.0	$1.5	$2.4
Interest cost	3.3	2.8	3.6	3.1
Expected return on plan assets	(5.2)	(4.6)	(3.5)	(3.0)
Amortization of net actuarial loss	0.1	0.5	0.8	1.2
Amortization of transition obligation	—	—	0.1	0.1
Net pension cost	$—	$0.7	$2.5	$3.8

The Company currently anticipates that it will make approximately $10 million in cash contributions to its pension plans in 2014, consisting of $2 million to its US pension plans and $8 million to its non-US pension plans.  For the three months ended March 31, 2014, cash contributions of approximately $2 million were made to the non-US plans.  No cash contributions were made to the US plans during first quarter 2014.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

(in millions)	Three Months Ended March 31,
	2014	2013
Service cost	$0.7	$0.8
Interest cost	0.9	1.0
Amortization of net actuarial loss	0.1	0.3
Net postretirement benefit cost	$1.7	$2.1

7.             Inventories

Inventories are summarized as follows:

(in millions)	At March 31, 2014	At December 31, 2013
Finished and in process	$454	$440
Raw materials	258	235
Manufacturing supplies and other	45	48
Total inventories	$757	$723

8.             Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 is provided below:

(in millions)	Cumulative Translation Adjustment	Deferred Gain/(Loss) on Hedging Activities	Pension/ Postretirement Adjustment	Unrealized Loss on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(489)	$(40)	$(53)	$(1)	$(583)
Gains on cash-flow hedges, net of income tax effect of $13		26			26
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $6		13			13
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			1		1
Currency translation adjustment	(32)				(32)
Balance, March 31, 2014	$(521)	$(1)	$(52)	$(1)	$(575)

(in millions)	Cumulative Translation Adjustment	Deferred Gain/(Loss) on Hedging Activities	Pension/ Postretirement Adjustment	Unrealized Loss on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(335)	$(17)	$(121)	$(2)	$(475)
Losses on cash-flow hedges, net of income tax effect of $4		(9)			(9)
Amount of gains on cash-flow hedges reclassified to earnings, net of income tax effect of $6		(12)			(12)
Losses related to pensions and other postretirement obligations reclassified to earnings, net of income tax			1		1
Currency translation adjustment	(22)				(22)
Balance, March 31, 2013	$(357)	$(38)	$(120)	$(2)	$(517)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in
	Three Months ended March 31,		Condensed Consolidated
(in millions)	2014	2013	Statements of Income
Gains (losses) on cash-flow hedges:
Commoditity and foreign currency contracts	(18)	19	Cost of sales
Interest rate contracts	(1)	(1)	Financing costs, net

Losses related to pension and other postretirement obligations	(1)	(2)	(a)

Total before tax reclassifications	(20)	16
Income tax (expense) benefit	6	(5)
Total after tax reclassifications	(14)	11

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

Our Strategic Blueprint continues to guide our decision making and strategic choices with an emphasis on value-added ingredients for our customers. The foundation of our Strategic Blueprint is operational excellence, which includes our focus on safety, quality and continuous improvement.  We see growth opportunities in three areas.  First is organic growth as we work to expand our current business.  Second, we are focused on innovation and expect to grow through the development of new, on-trend products.  Finally, we look for growth from geographic expansion as we anticipate extension of our reach to new locations.  The ultimate goal of these strategies and actions is to deliver increased shareholder value.

Net sales, operating income, net income and diluted earnings per common share for first quarter 2014 decreased significantly from a year ago.  These decreases were driven principally by weaker operating results in our North America and South America businesses.  Our North America business was unfavorably impacted by harsh winter weather conditions that caused higher energy, transportation and production costs.  Our South American business continues to be negatively affected by the impact of local currency weakness and our inability to increase selling prices to a level sufficient to recover higher costs, primarily in Argentina.  We anticipate that our business in the Southern Cone of South America will continue to be challenged with high production costs, devaluation of the Argentine peso, product pricing limitations and volume pressures for the foreseeable future.

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

For The Three Months Ended March 31, 2014

With Comparatives for the Three Months Ended March 31, 2013

Net Income attributable to Ingredion. Net income for the quarter ended March 31, 2014 decreased to $72.6 million, or $0.96 per diluted common share, from $110.8 million, or $1.41 per diluted common share, in the first quarter of 2013.  The decline for the first quarter of 2014 is driven principally by significantly reduced operating income in North America and South America.

Net Sales.  First quarter 2014 net sales totaled $1.36 billion, down 14 percent from first quarter 2013 net sales of $1.58 billion.  An 8 percent price/product mix decline primarily attributable to lower raw material costs and unfavorable currency translation of 6 percent due to weaker foreign currencies drove the sales decline.  Volume declines in North America offset volume improvements in our other three segments, resulting in flat volumes overall.

North American net sales for first quarter 2014 decreased 19 percent to $737 million, from $910 million a year ago.  This decrease primarily reflects a 16 percent price/product mix decline driven principally by lower raw material costs.  Additionally, a 2 percent volume decline and unfavorable currency translation of 1 percent in Canada contributed to the sales reduction.  In South America, first quarter 2014 net sales decreased 16 percent to $294 million from $349 million a year ago.  This decline was driven by unfavorable currency translation of 21 percent, which more than offset 4 percent volume growth and modest price/product mix improvement of 1 percent.  Asia Pacific first quarter 2014 net sales declined 5 percent to $185 million from $196 million a year ago.  The decrease reflects unfavorable currency translation of 5 percent and a 2 percent price/product mix decline, which more than offset volume growth of 2 percent.  EMEA net sales for first quarter 2014 grew 9 percent to $141 million from $130 million a year ago.  This increase reflects a 7 percent price/product mix improvement and 3 percent volume growth, which more than offset unfavorable currency translation of 1 percent.

Cost of Sales and Operating Expenses. Cost of sales of $1.11 billion for the first quarter of 2014 decreased 13 percent from $1.28 billion in the prior-year period.  This reduction primarily reflects lower raw material costs and the effects of currency translation.  Gross corn costs per ton for the first quarter of 2014 decreased approximately 28 percent from the prior-year period, driven by lower market prices for corn.  Currency translation caused cost of sales for the first quarter to decrease approximately 6 percent from 2013, reflecting the impact of weaker foreign currencies, particularly in South America.  Our gross profit margin for the first quarter of 2014 was 18 percent compared to 19 percent last year, primarily reflecting lower gross profit margins in North America and South America.

Operating expenses for the first quarter decreased 2 percent to $132 million from $136 million a year ago.  The decline primarily reflects the impact of weaker foreign currencies, which more than offset higher compensation-related costs.  Currency translation associated with the weaker foreign currencies caused operating expenses for the first quarter of 2014 to decrease approximately 6 percent from the prior-year period.  Operating expenses, as a percentage of net sales, were 9.8 percent for the first quarter of 2014, as compared to 8.6 percent a year ago.

Operating Income.  First quarter 2014 operating income decreased 30 percent to $122 million from $175 million a year ago.  This decline primarily reflects significantly reduced operating income in North America and South America.  Unfavorable currency translation due to weaker foreign currencies reduced operating income by approximately $12 million from the prior-year period.  North America operating income for first quarter 2014 decreased 39 percent to $65 million from $108 million a year ago.  The decline primarily reflects the impact of harsh winter weather conditions that caused higher energy, transportation and production costs.  Translation effects associated with the weaker Canadian dollar reduced operating income by approximately $2 million in the segment.  South America operating income for first quarter 2014 decreased 31 percent to $30 million from $43 million a year ago.  The decrease primarily reflects significantly weaker results in the Southern Cone of South America.  Our inability to increase selling prices to a level sufficient to recover the impacts of currency devaluation and higher corn, energy and labor costs in Argentina, and reduced absorption of fixed manufacturing costs as a result of lower sales volumes due to soft demand from a weaker economy in that country, drove the earnings decline.  Translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $8 million.  We anticipate that our business in the Southern Cone of South America will continue to be challenged with high production costs, devaluation of the Argentine peso, product pricing limitations and volume pressures for the foreseeable future.  Asia Pacific operating income for first quarter 2014 increased 12 percent to $26 million from $23 million a year ago.  This increase primarily reflects volume growth in our Asian business and lower corn costs in South Korea.  Translation effects associated with weaker Asian currencies caused operating income to decrease by approximately $2 million in the segment.  EMEA operating income increased 9 percent to $21 million from $19 million a year ago. This increase primarily reflects improved selling prices and volume growth.

Financing Costs-net. Financing costs for the first quarter of 2014 were $17 million, consistent with the prior-year period.  An increase in interest expense driven by lower capitalized interest and modest foreign currency transaction losses were offset by an increase in interest income mainly due to higher interest rates on cash investments.

Provision for Income Taxes.  Our effective income tax rate for the first quarter of 2014 decreased to 28.8 percent from 29.2 percent a year ago.

The Company’s effective income tax rate for the first quarter of 2013 was favorably impacted by the American Taxpayer Relief Act of 2012 Act (“Act”) which retroactively extended certain tax provisions.  As a result, the first quarter 2013 tax provision included approximately $1.5 million of tax benefit related to the US research and development credit and Subpart F income recognition provisions, which lowered the global effective tax rate by 0.9 percentage points.

The 2014 effective tax rate compared to a year ago is slightly reduced primarily due to changes in the geographical pre-tax income mix anticipated for full year 2014.

It is reasonably possible that the Company could recognize approximately $10 million of unrecognized tax benefits as a result of a lapse of the statute of limitations in various jurisdictions.  In such event, these benefits would be recognized as discrete items and favorably affect our income tax provision in the third quarter of 2014.

Net Income Attributable to Non-controlling Interests. Net income attributable to non-controlling interests for the first quarter of 2014 was $3 million, as compared to $1 million in the prior-year period.  The increase primarily reflects improved earnings in Pakistan.

Comprehensive Income Attributable to Ingredion. For the first quarter of 2014 we recorded comprehensive income of $80 million, as compared to $69 million in the prior-year period.  The increase in comprehensive income primarily reflects a $60 million year-over-year increase associated with our cash-flow hedging activity, which more than offset our lower net income of $37 million and a $10 million unfavorable variance in the foreign currency translation adjustment.  The unfavorable variance in the foreign currency translation adjustment for the three months ended March 31, 2014 reflects a greater weakening in end of period foreign currencies relative to the US dollar, as compared to the year-ago period.

Liquidity and Capital Resources

Cash provided by operating activities for the first three months of 2014 was $121 million, as compared to the year-ago period, when we used $30 million of cash for operating activities.  The increase in operating cash flow primarily reflects a reduction in our investment in working capital, partially offset by our lower net income.

Capital expenditures of $59 million for the first three months of 2014 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be approximately $300 million for full year 2014.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At March 31, 2014, there were no borrowings outstanding under our Revolving Credit Agreement.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $410 million of unused operating lines of credit in the various foreign countries in which we operate.

At March 31, 2014, we had total debt outstanding of $1.78 billion, compared to $1.81 billion at December 31, 2013.  The debt includes $350 million of 3.2 percent notes due 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $61 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.4 percent for the first three months of 2014, compared to 4.3 percent in the comparable prior-year period.

On March 20, 2014, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock.  This dividend was paid on April 25, 2014 to stockholders of record at the close of business on March 31, 2014.

We currently expect that our available cash balances, future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are determined to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $376 million of our total cash and cash equivalents of $560 million at March 31, 2014, was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At March 31, 2014, our accumulated other comprehensive loss account (“AOCI”) included $8 million of gains, net of income taxes of $4 million, related to these derivative instruments.  It is anticipated that approximately $7 million of these gains, net of income taxes of $4 million, will be reclassified into earnings during the next twelve months.  We expect the gains to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, including many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exposures.  At March 31, 2014, we had foreign currency forward sales contracts with an aggregate notional amount of $136 million and foreign currency forward purchase contracts with an aggregate notional amount of $51 million that hedged transactional exposures.  The fair value of these derivative instruments is a liability of $6 million at March 31, 2014.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  At March 31, 2014, AOCI included $1 million of net losses, net of income taxes, associated with these hedges. It is anticipated that approximately $2 million of losses, net of income taxes of $1 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the fair value of the underlying hedged item.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to US dollars at less favorable rates than the official rate.  Argentina and other emerging markets have experienced increased devaluation and volatility in 2014.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at March 31, 2014.

We have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month USD LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $14 million at March 31, 2014 and is reflected in the Condensed Consolidated Balance Sheet within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At March 31, 2014, AOCI included $8 million of losses (net of income taxes of $5 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our

2013 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2014.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  Forward-looking statements include, among other things, any statements regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the starch processing industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Forms 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 46 to 48 in our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2013 to March 31, 2014.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period
Jan. 1 — Jan. 31, 2014	—	—	—	4,000 shares
Feb. 1 — Feb. 28, 2014	—	—	—	4,000 shares
March 1 — March 31, 2014	—	—	—	4,000 shares
Total	—		—

On December 13, 2013, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 4 million of its outstanding common shares through December 12, 2018.  As of March 31, 2014, we had not repurchased any shares under the new program, leaving 4 million shares available for repurchase.

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

INGREDION INCORPORATED

DATE: May 2, 2014	By	/s/ Jack C. Fortnum
Jack C. Fortnum
Executive Vice President and Chief Financial Officer

DATE: May 2, 2014	By	/s/ Matthew R. Galvanoni
Matthew R. Galvanoni
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

10.27

Form of Executive Severance Agreement entered into by James Zallie, Christine M. Castellano, Anthony P. DeLio and Robert J. Stefansic, filed on February 24, 2014 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13397.

10.39	Form of Executive Severance Agreement entered into by Ricardo de Abreu Souza and Jorgen Kokke.

10.40	Confidentiality and Non-Compete Agreement, dated March 7, 2014, by and between the Company and Cheryl K. Beebe.

11	Statement re: Computation of Earnings per Share

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.