Form 10-Q
period 2014-06-30
Ingredion Inc
filed 2014-08-01
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT July 30, 2014
Common Stock, $.01 par value	74,904,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Net sales before shipping and handling costs	$1,568.2	$1,715.4	$3,003.0	$3,377.9
Less: shipping and handling costs	85.5	82.0	163.2	160.6
Net sales	1,482.7	1,633.4	2,839.8	3,217.3
Cost of sales	1,186.8	1,357.4	2,294.1	2,635.7
Gross profit	295.9	276.0	545.7	581.6

Operating expenses	137.2	138.5	269.6	274.1
Other (income), net	(3.9)	(2.6)	(8.8)	(7.7)

Operating income	162.6	140.1	284.9	315.2

Financing costs, net	17.2	16.3	33.8	33.0

Income before income taxes	145.4	123.8	251.1	282.2
Provision for income taxes	40.8	27.1	71.3	73.5
Net income	104.6	96.7	179.8	208.7
Less: Net income attributable to non-controlling interests	2.0	1.6	4.6	2.9
Net income attributable to Ingredion	$102.6	$95.1	$175.2	$205.8

Weighted average common shares outstanding:
Basic	74.9	77.6	74.8	77.5
Diluted	76.0	78.9	75.9	78.8

Earnings per common share of Ingredion:
Basic	$1.37	$1.22	$2.34	$2.65
Diluted	$1.35	$1.20	$2.31	$2.61

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net income	$105	$97	$180	$209
Other comprehensive income (loss):
Gains (losses) on cash-flow hedges, net of income tax effect of $12, $8, $1 and $11, respectively	(25)	(16)	1	(26)
Amount of (gains) losses on cash-flow hedges reclassified to earnings, net of income tax effect of $-, $2, $6 and $5, respectively	—	3	13	(8)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	1	2	2	3
Unrealized gain on investment, net of income tax effect	—	1	—	1
Currency translation adjustment	37	(88)	5	(110)
Comprehensive income (loss)	118	(1)	201	69
Comprehensive income attributable to non-controlling interests	(2)	(2)	(5)	(3)
Comprehensive income (loss) attributable to Ingredion	$116	$(3)	$196	$66

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  — FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$592	$574
Accounts receivable — net	861	832
Inventories	784	723
Prepaid expenses	21	17
Deferred income taxes	48	68
Total current assets	2,306	2,214

Property, plant and equipment - net of accumulated depreciation of $2,868 and $2,776, respectively	2,154	2,156
Goodwill	532	535
Other intangible assets - net of accumulated amortization of $56 and $49, respectively	305	311
Deferred income taxes	12	15
Investments	4	11
Other assets	118	118
Total assets	$5,431	$5,360

Liabilities and equity
Current liabilities
Short-term borrowings	$55	$93
Accounts payable and accrued liabilities	684	727
Total current liabilities	739	820

Non-current liabilities	156	163
Long-term debt	1,715	1,717
Deferred income taxes	213	207
Share-based payments subject to redemption	17	24

Equity
Ingredion Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares-$0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value — 77,810,875 and 77,672,670 shares issued at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	1,168	1,166
Less: Treasury stock (common stock; 2,962,486 and 3,361,180 shares at June 30, 2014 and December 31, 2013, respectively) at cost	(200)	(225)
Accumulated other comprehensive loss	(562)	(583)
Retained earnings	2,157	2,045
Total Ingredion stockholders’ equity	2,564	2,404
Non-controlling interests	27	25
Total equity	2,591	2,429

Total liabilities and equity	$5,431	$5,360

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2013	$1	$1,166	$(225)	$(583)	$2,045	$25	$24
Net income attributable to Ingredion					175
Net income attributable to non-controlling interests						5
Dividends declared					(63)	(3)
Gains on cash-flow hedges, net of income tax effect of $1				1
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $6				13
Share-based compensation		2	25				(7)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				2
Currency translation adjustment				5
Balance, June 30, 2014	$1	$1,168	$(200)	$(562)	$2,157	$27	$17

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2012	$1	$1,148	$(6)	$(475)	$1,769	$22	$19
Net income attributable to Ingredion					206
Net income attributable to non-controlling interests						3
Dividends declared					(59)	(3)
Losses on cash flow hedges, net of income tax effect of $11				(26)
Amount of gains on cash flow hedges reclassified to earnings, net of income tax effect of $5				(8)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				3
Unrealized gain on investment, net of income tax effect				1
Share-based compensation		15	(1)
Currency translation adjustment				(110)
Balance, June 30, 2013	$1	$1,163	$(7)	$(615)	$1,916	$22	$19

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash provided by operating activities:
Net income	$180	$209
Non-cash charges to net income:
Depreciation and amortization	98	98
Changes in working capital:
Accounts receivable and prepaid items	(36)	(89)
Inventories	(55)	(48)
Accounts payable and accrued liabilities	(12)	(139)
Decrease in margin accounts	17	14
Other	37	67
Cash provided by operating activities	229	112

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(116)	(132)
Short-term investments	—	19
Other	—	2
Cash used for investing activities	(116)	(111)

Cash used for financing activities:
Proceeds from borrowings	20	22
Payments on debt	(61)	(3)
Issuance of common stock, net	9	10
Dividends paid (including to non-controlling interests)	(65)	(52)
Excess tax benefit on share-based compensation	3	—
Cash used for financing activities	(94)	(23)

Effect of foreign exchange rate changes on cash	(1)	(18)
Increase (decrease) in cash and cash equivalents	18	(40)
Cash and cash equivalents, beginning of period	574	609
Cash and cash equivalents, end of period	$592	$569

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2013 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2014 and 2013, and the financial position of the Company as of June 30, 2014.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.             New Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target could be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Compensation cost would be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  This update is effective for the Company in the first quarter of 2016 though early adoption is permitted.  The adoption of the guidance in this Update is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  The standard will allow various transition approaches upon adoption. The Company is assessing the impacts of this new standard; however the adoption of the guidance in this Update is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for the Company in the first quarter of 2015.  The guidance contained in this update will impact the accounting and disclosure for discontinued operations which will be dependent upon a relevant transaction at that time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net Sales
North America	$819.5	$976.8	$1,556.4	$1,886.7
South America	304.8	320.8	598.6	669.5
Asia Pacific	203.2	200.2	388.5	395.7
EMEA	155.2	135.6	296.3	265.4
Total	$1,482.7	$1,633.4	$2,839.8	$3,217.3

Operating Income
North America	$110.4	$103.9	$175.5	$211.6
South America	16.4	17.3	46.3	60.6
Asia Pacific	27.5	23.6	53.2	46.7
EMEA	25.3	16.9	46.5	36.2
Corporate (a)	(17.0)	(21.6)	(36.6)	(39.9)
Total	$162.6	$140.1	$284.9	$315.2

(a)   Includes a $5 million gain from the sale of a non-consolidated affiliate and $4 million of costs relating to product liability claims for the three and six months ended June 30, 2014.

(in millions)	At June 30, 2014	At December 31, 2013
Total Assets
North America	$3,035	$3,008
South America	1,066	1,088
Asia Pacific	743	711
EMEA	587	553
Total	$5,431	$5,360

4.             Financial Instruments, Derivatives and Hedging Activities

The Company is exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties.  Derivative financial instruments currently used by the Company consist of commodity futures, options and swap contracts, foreign currency forward contracts and swaps, and interest rate swaps.

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

At June 30, 2014, AOCI included $18 million of losses, net of tax of $8 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2013, AOCI included $32 million of losses, net of tax of $15 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any T-locks outstanding at June 30, 2014 or December 31, 2013.  The Company has interest rate swap agreements that effectively convert the interest rate on its 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at June 30, 2014 and December 31, 2013 was $11 million and $13 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At both June 30, 2014 and December 31, 2013, AOCI included $8 million of losses related to settled T-Locks (net of income taxes of $4 million and $5 million, respectively).  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including many operations in emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At June 30, 2014, the Company had foreign currency forward sales contracts with an aggregate notional amount of $116 million and foreign currency forward purchase contracts with an aggregate notional amount of $59 million that hedged transactional exposures.  At December 31, 2013, the Company had foreign currency forward sales contracts with an aggregate notional amount of $147 million and foreign currency forward purchase contracts with an aggregate notional amount of $78 million that hedged transactional exposures.  The fair value of these derivative instruments are liabilities of $0.3 million and $5 million at June 30, 2014 and December 31, 2013, respectively.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  At June 30, 2014, AOCI included $0.3 million of net losses, net of income taxes, associated with these hedges.  At December 31, 2013, AOCI included $1 million of net gains, net of income taxes, associated with these hedges.

The fair value and balance sheet location of the Company’s derivative instruments, accounted for as cash-flow hedges and presented gross on the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
Derivatives designated as		Fair Value			Fair Value
cash-flow hedging instruments: (in millions)	Balance Sheet Location	At June 30, 2014	At December 31, 2013	Balance Sheet Location	At June 30, 2014	At December 31, 2013

Commodity and foreign currency contracts	Accounts receivable-net	$4	$2	Accounts payable and accrued liabilities	$27	$27
Commodity and foreign currency contracts	Other assets	1	5	Non-current liabilities	1	—
Total		$5	$7		$28	$27

At June 30, 2014, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 57 million bushels of corn and 28 million pounds of soy bean oil.  The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  Also at June 30, 2014, the Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 8 million mmbtu’s of natural gas.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash-Flow Hedging Relationships	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Reclassified from AOCI into Income	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Commodity and foreign currency contracts	$(37)	$(24)	Cost of sales	$1	$(4)
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(37)	$(24)		$—	$(5)

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash-Flow Hedging Relationships	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Reclassified from AOCI into Income	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Commodity and foreign currency contracts	$2	$(37)	Cost of sales	$(17)	$15
Interest rate contracts	—	—	Financing costs, net	(2)	(2)
Total	$2	$(37)		$(19)	$13

At June 30, 2014, AOCI included approximately $17 million of losses, net of income taxes of $8 million, on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally at June 30, 2014, AOCI included $2 million of losses on settled T-Locks (net of income taxes of $1 million) and $1 million of losses related to foreign currency hedges (net of income taxes of $1 million), which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	At June 30, 2014				At December 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$4	$4	$—	$—	$4	$4	$—	$—
Derivative assets	16	2	14	—	20	—	20	—
Derivative liabilities	29	25	4	—	32	22	10	—
Long-term debt	1,855	—	1,855	—	1,813	—	1,813	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At June 30, 2014, the carrying value and fair value of the Company’s long-term debt were $1.72 billion and $1.86 billion, respectively.

5.             Share-Based Compensation

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

The Company granted non-qualified options to purchase 715 thousand shares and 416 thousand shares of the Company’s common stock during the six months ended June 30, 2014 and 2013, respectively.  The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the six months ended June 30, 2014 was as follows:

(dollars and options in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,849	$40.77
Granted	715	59.65
Exercised	(385)	33.75
Cancelled	(40)	49.85
Outstanding at June 30, 2014	3,139	45.81	6.48	$91,736

Exercisable at June 30, 2014	2,076	38.21	5.11	$76,462

For the six months ended June 30, 2014, cash received from the exercise of stock options was $13 million.  At June 30, 2014, the total remaining unrecognized compensation cost related to stock options approximated $13 million, which will be amortized over the weighted-average period of approximately 2.2 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share)	2014	2013	2014	2013
Weighted average grant date fair value of stock options granted (per share)	$15.93	$—	$12.99	$17.87
Total intrinsic value of stock options exercised	$12,148	$3,467	$14,923	$14,652

Restricted Shares of Common Stock and Restricted Stock Units:

The Company has granted shares of restricted common stock (“RSAs”) and restricted stock units (“RSUs”) to certain key employees.  The RSAs and RSUs are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  The fair value of the RSAs and RSUs is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.

The following table summarizes RSA and RSU activity for the six months ended June 30, 2014:

	RSAs		RSUs
(in thousands, except per share amounts)	Number of RSAs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Non-vested at December 31, 2013	48	$26.25	469	$54.47
Granted	—	—	157	61.02
Vested	(31)	25.35	(154)	48.82
Cancelled	(1)	28.75	(16)	55.87
Non-vested at June 30, 2014	16	27.94	456	58.59

At June 30, 2014, the total remaining unrecognized compensation cost related to RSUs was $15 million, which will be amortized over a weighted-average period of approximately 2.2 years.  Unrecognized compensation cost related to RSAs was insignificant at June 30, 2014.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Stock options:
Pre-tax compensation expense	$1.7	$1.6	$3.7	$3.2
Income tax (benefit)	(0.5)	(0.5)	(1.0)	(1.0)
Stock option expense, net of income taxes	1.2	1.1	2.7	2.2

RSUs, RSAs and other share-based awards:
Pre-tax compensation expense	3.0	2.7	5.7	5.7
Income tax (benefit)	(0.9)	(0.8)	(1.7)	(1.7)
RSU, RSA and other share-based compensation expense, net of income taxes	2.1	1.9	4.0	4.0

Total share-based compensation:
Pre-tax compensation expense	4.7	4.3	9.4	8.9
Income tax (benefit)	(1.4)	(1.3)	(2.7)	(2.7)
Total share-based compensation expense, net of income taxes	$3.3	$3.0	$6.7	$6.2

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

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1.7	$2.0	$1.4	$2.3	$3.5	$3.9	$2.9	$4.7
Interest cost	3.2	2.8	3.8	3.1	6.5	5.6	7.4	6.2
Expected return on plan assets	(5.3)	(4.6)	(3.6)	(3.0)	(10.5)	(9.1)	(7.1)	(6.0)
Amortization of net actuarial loss	0.1	0.5	0.8	1.2	0.2	1.0	1.6	2.5
Amortization of prior service credit	—	—	(0.1)	—	—	—	(0.1)	(0.1)
Amortization of transition obligation	—	—	—	0.1	—	—	0.1	0.2
Net pension cost	$(0.3)	$0.7	$2.3	$3.7	$(0.3)	$1.4	$4.8	$7.5

The Company currently anticipates that it will make approximately $16 million in cash contributions to its pension plans in 2014, consisting of $3 million to its US pension plans and $13 million to its non-US pension plans.  For the six months ended June 30, 2014, cash contributions of approximately $6 million were made to the non-US plans.  No cash contributions were made to the US plans during the first half of 2014.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Service cost	$0.7	$0.8	$1.4	$1.6
Interest cost	0.9	1.0	1.8	2.0
Amortization of net actuarial loss	0.1	0.3	0.2	0.6
Net postretirement benefit cost	$1.7	$2.1	$3.4	$4.2

7.             Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$102.6	74.9	$1.37	$95.1	77.6	$1.22

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.1			1.3

Diluted EPS	$102.6	76.0	$1.35	$95.1	78.9	$1.20

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$175.2	74.8	$2.34	$205.8	77.5	$2.65

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.1			1.3

Diluted EPS	$175.2	75.9	$2.31	$205.8	78.8	$2.61

For the first half of 2014, options to purchase approximately 1.1 million shares of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.  The number of anti-dilutive options excluded from the calculation of diluted EPS for the second quarter of 2014 was not material.  For both the second quarter and first half of 2013, options to purchase approximately 0.4 million shares of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

8.             Inventories

Inventories are summarized as follows:

(in millions)	At June 30, 2014	At December 31, 2013
Finished and in process	$454	$440
Raw materials	282	235
Manufacturing supplies and other	48	48
Total inventories	$784	$723

9.             Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2013	$(489)	$(40)	$(53)	$(1)	$(583)
Gains on cash-flow hedges, net of income tax effect of $1		1			1
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $6		13			13
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			2		2
Currency translation adjustment	5				5
Balance, June 30, 2014	$(484)	$(26)	$(51)	$(1)	$(562)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2012	$(335)	$(17)	$(121)	$(2)	$(475)
Losses on cash-flow hedges, net of income tax effect of $11		(26)			(26)
Amount of gains on cash-flow hedges reclassified to earnings, net of income tax effect of $5		(8)			(8)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			3		3
Unrealized gain on investment, net of income tax effect				1	1
Currency translation adjustment	(110)				(110)
Balance, June 30, 2013	$(445)	$(51)	$(118)	$(1)	$(615)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount Reclassified from AOCI
	Three Months ended		Six Months ended		Affected Line Item in
Details about AOCI Components	June 30,		June 30,		Condensed Consolidated
(in millions)	2014	2013	2014	2013	Statements of Income
Gains (losses) on cash-flow hedges:
Commodity and foreign currency contracts	$1	$(4)	$(17)	$15	Cost of sales
Interest rate contracts	(1)	(1)	(2)	(2)	Financing costs, net

Losses related to pension and other postretirement obligations	(1)	(2)	(2)	(4)	(a)
Total before tax reclassifications	$(1)	$(7)	$(21)	$9
Income tax (expense) benefit	—	2	6	(4)
Total after-tax reclassifications	$(1)	$(5)	$(15)	$5

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

10.          Subsequent Event

As part of the stock repurchase program, the Company entered into an accelerated share repurchase agreement (“ASR”) on July 30, 2014 with an investment bank under which the Company repurchased $300 million of its common stock.  The Company paid the $300 million on August 1, 2014 and received an initial delivery of shares from the investment bank of approximately 3.1 million shares, representing approximately 80 percent of the shares anticipated to be repurchased based on current market prices.  At the conclusion of the ASR, the Company may receive additional shares or cash or be required to pay additional cash or deliver shares (at the Company's option) based upon the volume-weighted average price of the Company's stock, less a discount, over an averaging period, which is expected to end in the fourth quarter of 2014.  The ASR is part of our existing share repurchase program, which had 4.0 million shares available for purchase as of July 30, 2014, and the maximum number of shares to be repurchased under the ASR is limited to 4.0 million shares.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major supplier of high-quality food and industrial ingredients to customers around the world.  We have 36 manufacturing plants located in North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our ingredients are used by customers in the food, beverage, animal feed, paper and corrugating, and brewing industries, among others.

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

Operating income, net income and diluted earnings per common share for second quarter 2014 increased 16 percent, 8 percent and 13 percent, respectively, from the results of a year ago.  These increases were driven principally by improved operating income in our EMEA, Asia Pacific and North America businesses.  Our South American business continues to be negatively affected by the difficult economic conditions in that segment.  While results in Brazil improved, higher production costs in Argentina and our inability to increase selling prices to a level sufficient to recover the impacts of inflation and currency devaluation in that country caused operating income in South America to decline slightly.  We expect continued challenges attributable to the difficult economic conditions in South America and we currently anticipate that full year 2014 operating income for the segment will decline slightly from 2013.

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

For The Three and Six Months Ended June 30, 2014

With Comparatives for the Three and Six Months Ended June 30, 2013

Net Income attributable to Ingredion. Net income for the quarter ended June 30, 2014 increased to $102.6 million, or $1.35 per diluted common share, from $95.1 million, or $1.20 per diluted common share, in the second quarter of 2013.  The increase in net income primarily reflects operating income growth in our EMEA, Asia Pacific and North America segments.  Net income for the six months ended June 30, 2014 decreased to $175.2 million, or $2.31 per diluted common share, from $205.8 million, or $2.61 per diluted common share, in the prior-year period.  The decline for the first half of 2014 is driven principally by reduced operating income in North America and South America, particularly during the first quarter of 2014.

Net Sales.  Second quarter 2014 net sales totaled $1.48 billion, down 9 percent from second quarter 2013 net sales of $1.63 billion. The decrease in net sales reflects a 10 percent price/product mix decline driven by lower raw material costs (primarily corn) and unfavorable currency translation of 3 percent due to weaker foreign currencies, which more than offset volume growth of 4 percent.

North American net sales for second quarter 2014 decreased 16 percent to $820 million, from $977 million a year ago.  This decrease primarily reflects an 18 percent price/product mix decline driven principally by lower raw material costs.  A 3 percent volume improvement was partially offset by unfavorable currency translation of 1 percent in Canada.  In South America, second quarter 2014 net sales decreased 5 percent to $305 million from $321 million a year ago, as unfavorable currency translation of 16 percent more than offset volume growth of 4 percent and a 7 percent price/product mix improvement.  Asia Pacific’s second quarter 2014 net sales grew 1 percent to $203 million from $200 million a year ago.  The increase was driven by volume growth of 9 percent which more than offset a 7 percent price/product mix decline and unfavorable currency translation of 1 percent.  EMEA net sales for second quarter 2014 grew 14 percent to $155 million from $136 million a year ago.  This increase reflects a 6 percent price/product mix improvement, 5 percent volume growth and favorable currency translation of 3 percent attributable to a stronger Euro and Pound Sterling.

First half 2014 net sales totaled $2.84 billion, down 12 percent from first half 2013 net sales of $3.22 billion.  A 9 percent price/product mix decline primarily attributable to lower raw material costs and unfavorable currency translation of 5 percent due to weaker foreign currencies drove the sales decline.  A 2 percent volume increase, reflecting growth in each of our segments, partially offset the unfavorable impacts of the reduced prices and currency translation.

Net sales in North America for the first half of 2014 decreased 18 percent to $1.56 billion, from $1.89 billion a year ago.  This decrease primarily reflects a 17 percent price/product mix decline driven principally by lower raw material costs.  A slight volume improvement partially offset unfavorable currency translation of 1 percent in Canada.  In South America, net sales for the first half of 2014 decreased 11 percent to $599 million from $670 million a year ago, as an 18 percent decline attributable to weaker foreign currencies more than offset price/product mix improvement of 4 percent and 3 percent volume growth.  In Asia Pacific, net sales for the first half of 2014 decreased 2 percent to $389 million from $396 million a year ago.  The decrease reflects a 5 percent price/product mix decline and unfavorable currency translation of 3 percent, which more than offset volume growth of 6 percent.  EMEA net sales for the first half of 2014 increased 12 percent to $296 million from $265 million a year ago.  This increase reflects price/product mix improvement of 7 percent, 4 percent volume growth and favorable currency translation of 1 percent attributable to a stronger Euro and Pound Sterling.

Cost of Sales and Operating Expenses. Cost of sales of $1.19 billion for the second quarter of 2014 decreased 13 percent from $1.36 billion in the prior-year period.  Cost of sales of $2.29 billion for the first half of 2014 decreased 13 percent from $2.64 billion a year ago.  These reductions primarily reflect lower raw material costs and the effects of currency translation. Gross corn costs per ton for the second quarter and first half of 2014 decreased approximately 24 percent and 26 percent, respectively, from the comparable prior-year periods, driven by lower market prices for corn.  Currency translation caused cost of sales for the second quarter and first half of 2014 to decrease approximately 4 percent and 5 percent, respectively, from the prior-year periods, reflecting the impact of weaker foreign currencies, particularly in South America.  Our gross profit margin for the second quarter and first half of 2014 was 20.0 percent and 19.2 percent, respectively, compared to 16.9 percent and 18.1 percent last year.  Despite reduced selling prices driven by lower corn costs, we have generally maintained per unit gross profit levels, resulting in the improved gross profit margin percentages.

Operating expenses for the second quarter and first half of 2014 decreased to $137 million and $270 million, respectively, from $139 million and $274 million last year. These declines primarily reflect the impact of weaker foreign currencies, which more than offset higher compensation-related and various other costs.  Currency translation associated with the weaker foreign currencies caused operating expenses for the second quarter and first half of 2014 to decrease approximately 4 percent and 5 percent, respectively, from the prior-year periods.  Operating expenses, as a percentage of gross profit, were 46 percent and 49 percent for the second quarter and first half of 2014, respectively, as compared to 50 percent and 47 percent in the comparable prior-year periods.

Other Income, net.  Other income, net for the second quarter and first half of 2014 increased to $4 million and $9 million, respectively, from $3 million and $8 million in the comparable prior-year periods.  The increases in other income, net reflect the transactions described below.

In the second quarter of 2014, we recorded a $5 million pre-tax gain from the sale of an investment in a non-consolidated affiliate.  This investment had been accounted for under the cost method and was reported in Investments in our consolidated balance sheet.  We recorded an $11 million short-term receivable reflecting consideration from the sale that will be cash settled in the third quarter of 2014.  Additionally, in the second quarter of 2014 we recorded $4 million of costs relating to product liability claims.

Operating Income. Second quarter 2014 operating income increased 16 percent to $163 million from $140 million a year ago, reflecting earnings growth in EMEA, Asia Pacific and North America. Unfavorable currency translation due to weaker foreign currencies reduced operating income by approximately $2 million from the prior-year period.  North America operating income for second quarter 2014 increased 6 percent to $110 million from $104 million a year ago.  The increase was driven primarily by volume growth and cost savings.  Translation effects associated with the weaker Canadian dollar reduced operating income by approximately

$2 million in the segment.  South America operating income for second quarter 2014 decreased 5 percent to $16 million from $17 million in the year-ago period.  The decrease primarily reflects weaker results in the Southern Cone of South America, which more than offset earnings growth in Brazil from the low level of a year ago.  The operating income decline in the Southern Cone of South America primarily reflects the impact of higher production costs and our inability to increase sales prices to a level sufficient to recover the impacts of inflation and currency devaluation.  Translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $1 million.  Asia Pacific operating income for second quarter 2014 increased 17 percent to $28 million from $24 million a year ago.  This increase primarily reflects volume growth in our Asian business along with lower corn costs in South Korea.  Translation effects associated with weaker Asian currencies caused operating income to decrease by approximately $1 million in the segment.  EMEA operating income increased 50 percent to $25 million from $17 million a year ago. This increase primarily reflects improved selling prices and volume growth.  Translation effects associated with a stronger Euro and Pound Sterling caused operating income to increase by approximately $1 million in the segment.

First-half 2014 operating income was $285 million, down from $315 million a year ago.  This decline primarily reflects the significantly lower operating income earned in North America and South America during the first quarter of 2014.  Unfavorable currency translation attributable to weaker foreign currencies reduced operating income by approximately $14 million from the prior-year period.  North America operating income for first-half 2014 decreased 17 percent to $176 million from $212 million a year ago.  The decline reflects our weak first-quarter 2014 results that were negatively impacted by harsh winter weather conditions that caused higher energy, transportation and production costs.  Translation effects associated with the weaker Canadian dollar reduced operating income by approximately $4 million in the segment.  South America operating income for first-half 2014 declined 24 percent to $46 million from $61 million a year ago.  The decrease primarily reflects weaker results in the Southern Cone of South America, which more than offset earnings growth in Brazil.  The operating income decline in the Southern Cone of South America primarily reflects the impact of higher production costs and our inability to increase selling prices to a level sufficient to recover the impacts of inflation and currency devaluation.  Translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $9 million in the segment.  We expect continued challenges attributable to the difficult economic conditions in South America and we currently anticipate that full year 2014 operating income for the segment will decline slightly from 2013.  Asia Pacific operating income for first-half 2014 grew 14 percent to $53 million from $47 million a year ago, driven by volume growth in our Asian business and lower corn costs in South Korea.  Translation effects associated with weaker Asian currencies caused operating income to decrease by approximately $2 million in the segment.  EMEA operating income increased 28 percent to $47 million from $36 million a year ago driven by improved selling prices and volume growth. Translation effects associated with a stronger Euro and Pound Sterling caused operating income to increase by approximately $1 million in the segment.

Financing Costs-net. Financing costs for the second quarter and first half of 2014 increased to $17 million and $34 million, respectively, from $16 million and $33 million in the comparable prior-year periods.  The increases in financing costs primarily reflect slightly higher foreign currency transaction losses.  Increases in interest expense driven by lower capitalized interest were offset by increases in interest income mainly due to higher interest rates on cash investments.

Provision for Income Taxes.  Our effective income tax rate for the second quarter of 2014 was 28.1 percent compared to 21.9 percent a year ago.  The effective income tax rate for the first six months of 2014 was 28.4 percent compared to 26.0 percent a year ago.

The second quarter of 2014 includes the recognition of previously unrecognized tax benefits of approximately $2 million.  Without this item, the Company’s effective income tax rates for the second quarter and first half of 2014 would have been approximately 29.4 percent and 29.2 percent, respectively.

The Company’s effective income tax rate for the second quarter of 2013 was favorably impacted by a determination received from a Canadian court regarding the tax treatment of a prior period transaction, resulting in a discrete tax benefit of $5 million.  The second quarter of 2013 also included the recognition of previously unrecognized tax benefits of approximately $3 million.  Without these items, the Company’s effective income tax rates for the second quarter and first half of 2013 would have been approximately 28.4 percent and 28.9 percent, respectively.

It is reasonably possible that the Company could recognize approximately $9 million of unrecognized tax benefits as a result of a lapse of the statute of limitations in various jurisdictions.  In such event, these benefits would be recognized as discrete items and favorably affect our income tax provision in the third quarter of 2014.

Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for the second quarter and first half of 2014 was $2 million and $5 million, respectively, as compared to $2 million and $3 million in the prior-year periods.  The increase for the first half of 2014 from the prior-year period primarily reflects improved earnings in Pakistan.

Comprehensive Income Attributable to Ingredion. We recorded comprehensive income of $116 million for the second quarter of 2014, as compared to a comprehensive loss of $3 million in the prior-year period.  The increase in comprehensive income primarily reflects a $125 million favorable variance in the foreign currency translation adjustment.  For the first half of 2014, we recorded comprehensive income of $196 million, as compared with $66 million a year ago.  This increase in comprehensive income primarily reflects a $115 million favorable variance in the foreign currency translation adjustment and a $48 million year-over-year increase associated with our cash-flow hedging activity, which more than offset our lower net income of $29 million.  The favorable variances in the foreign currency translation adjustment for the three and six months ended June 30, 2014 reflect a moderate strengthening in end of period foreign currencies relative to the US dollar, as compared to the year-ago periods when foreign currencies had weakened significantly.

Liquidity and Capital Resources

Cash provided by operating activities for the first six months of 2014 was $229 million, as compared to $112 million a year ago.  The increase in operating cash flow primarily reflects a reduction in our investment in working capital, partially offset by our lower net income.

Capital expenditures of $116 million for the first six months of 2014 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be approximately $300 million for full year 2014.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At June 30, 2014, there were no borrowings outstanding under our Revolving Credit Agreement.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $464 million of unused operating lines of credit in the various foreign countries in which we operate.

At June 30, 2014, we had total debt outstanding of $1.77 billion, compared to $1.81 billion at December 31, 2013.  The debt includes $350 million of 3.2 percent notes due 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $55 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.4 percent for the first six months of 2014, compared to 4.3 percent in the comparable prior-year period.

On May 21, 2014, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock.  This dividend was paid on July 25, 2014 to stockholders of record at the close of business on June 30, 2014.

As part of the stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) on July 30, 2014 with an investment bank under which we repurchased $300 million of our common stock.  We paid the $300 million on August 1, 2014 and received an initial delivery of shares from the investment bank of approximately 3.1 million shares, representing approximately 80 percent of the shares anticipated to be repurchased based on current market prices.  At the conclusion of the ASR, we may receive additional shares or cash or be required to pay additional cash or deliver shares (at our option) based upon the volume-weighted average price of our stock, less a discount, over an averaging period, which is expected to end in the fourth quarter of 2014.   The ASR is part of our existing share repurchase program, which had 4.0 million shares available for purchase as of July 30, 2014, and the maximum number of shares to be repurchased under the ASR is limited to 4.0 million shares.  The ASR was funded through a combination of cash on hand and utilization of the Revolving Credit Agreement.

We currently expect that our available cash balances, future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $450 million of our total cash and cash equivalents of $592 million at June 30, 2014, was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to eighteen months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At June 30, 2014, our accumulated other comprehensive loss account (“AOCI”) included $18 million of losses, net of income taxes of $8 million, related to these derivative instruments.  It is anticipated that approximately $17 million of these losses, net of income taxes of $8 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exposures.  At June 30, 2014, we had foreign currency forward sales contracts with an aggregate notional amount of $116 million and foreign currency forward purchase contracts with an aggregate notional amount of $59 million that hedged transactional exposures.  The fair value of these derivative instruments is a liability of $0.3 million at June 30, 2014.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  At June 30, 2014, AOCI included $0.3 million of net losses, net of income taxes, associated with these hedges. It is anticipated that approximately $1 million of losses, net of income taxes of $1 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the fair value of the underlying hedged items.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging

Argentine pesos to US dollars at rates less favorable than the official rate.  Argentina and other emerging markets have experienced increased devaluation and volatility in 2014.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at June 30, 2014.

We have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at a fixed rate (3.2 percent) and to pay interest at a variable rate based on the six-month USD LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for them as fair value hedges.  The fair value of these interest rate swap agreements approximated $11 million at June 30, 2014 and is reflected in the Condensed Consolidated Balance Sheet within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligation.

At June 30, 2014, AOCI included $8 million of losses (net of income taxes of $4 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2014.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  Forward-looking statements include, among other things, any statements regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the starch processing industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in our market risks from December 31, 2013 to June 30, 2014.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

April 1 – April 30, 2014	—	—	—	4,000 shares
May 1 – May 31, 2014	—	—	—	4,000 shares
June 1 – June 30, 2014	—	—	—	4,000 shares
Total	—		—

On December 13, 2013, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 4 million of its outstanding common shares through December 12, 2018.  As of June 30, 2014, we had not repurchased any shares under the new program, leaving 4 million shares available for repurchase.

As part of the stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) on July 30, 2014 with an investment bank under which we repurchased $300 million of our common stock.  We paid the $300 million on August 1, 2014 and received an initial delivery of shares from the investment bank of approximately 3.1 million shares, representing approximately 80 percent of the shares anticipated to be repurchased based on current market prices.  At the conclusion of the ASR, we may receive additional shares or cash or be required to pay additional cash or deliver shares (at our option) based upon the volume-weighted average price of our stock, less a discount, over an averaging period, which is expected to end in the fourth quarter of 2014.   The ASR is part of our existing share repurchase program, which had 4.0 million shares available for purchase as of July 30, 2014, and the maximum number of shares to be repurchased under the ASR is limited to 4.0 million shares.

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

INGREDION INCORPORATED

DATE:	August 1, 2014	By	/s/ Jack C. Fortnum
Jack C. Fortnum
Executive Vice President and Chief Financial Officer

DATE:	August 1, 2014	By	/s/ Matthew R. Galvanoni
Matthew R. Galvanoni
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.