Form 10-Q
period 2014-09-30
Ingredion Inc
filed 2014-11-03
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 29, 2014
Common Stock, $.01 par value	71,863,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Net sales before shipping and handling costs	$1,544.8	$1,695.8	$4,547.8	$5,073.7
Less: shipping and handling costs	84.5	84.1	247.7	244.7
Net sales	1,460.3	1,611.7	4,300.1	4,829.0
Cost of sales	1,162.7	1,352.9	3,456.8	3,988.5
Gross profit	297.6	258.8	843.3	840.5

Operating expenses	129.1	125.0	398.6	399.1
Other (income), net	(9.6)	(3.1)	(18.4)	(10.7)

Operating income	178.1	136.9	463.1	452.1

Financing costs, net	15.1	17.9	49.0	50.9

Income before income taxes	163.0	119.0	414.1	401.2
Provision for income taxes	42.6	30.7	113.9	104.1
Net income	120.4	88.3	300.2	297.1
Less: Net income attributable to non-controlling interests	1.8	2.0	6.4	4.9
Net income attributable to Ingredion	$118.6	$86.3	$293.8	$292.2

Weighted average common shares outstanding:
Basic	73.0	77.3	74.2	77.5
Diluted	74.3	78.6	75.5	78.8

Earnings per common share of Ingredion:
Basic	$1.62	$1.12	$3.96	$3.77
Diluted	$1.60	$1.10	$3.89	$3.71

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net income	$120	$88	$300	$297
Other comprehensive income (loss):
Losses on cash-flow hedges, net of income tax effect of $23, $14, $21 and $25, respectively	(48)	(29)	(47)	(54)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $5, $9, $11 and $4, respectively	11	18	24	10
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	1	2	3	5
Unrealized gain on investment, net of income tax effect	—	—	—	1
Currency translation adjustment	(121)	6	(116)	(105)
Comprehensive income (loss)	(37)	85	164	154
Comprehensive income attributable to non-controlling interests	(2)	(2)	(6)	(5)
Comprehensive income (loss) attributable to Ingredion	$(39)	$83	$158	$149

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$565	$574
Accounts receivable — net	831	832
Inventories	722	723
Prepaid expenses	27	17
Deferred income taxes	71	68
Total current assets	2,216	2,214

Property, plant and equipment - net of accumulated depreciation of $2,836 and $2,776, respectively	2,095	2,156
Goodwill	520	535
Other intangible assets - net of accumulated amortization of $59 and $49, respectively	297	311
Deferred income taxes	10	15
Investments	5	11
Other assets	113	118
Total assets	$5,256	$5,360

Liabilities and equity
Current liabilities
Short-term borrowings	$29	$93
Accounts payable and accrued liabilities	734	727
Total current liabilities	763	820

Non-current liabilities	152	163
Long-term debt	1,888	1,717
Deferred income taxes	202	207
Share-based payments subject to redemption	20	24

Equity
Ingredion Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 77,810,875 and 77,672,670 shares issued at September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	1,107	1,166
Less: Treasury stock (common stock; 5,971,480 and 3,361,180 shares at September 30, 2014 and December 31, 2013, respectively) at cost	(431)	(225)
Accumulated other comprehensive loss	(719)	(583)
Retained earnings	2,245	2,045
Total Ingredion stockholders’ equity	2,203	2,404
Non-controlling interests	28	25
Total equity	2,231	2,429

Total liabilities and equity	$5,256	$5,360

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2013	$1	$1,166	$(225)	$(583)	$2,045	$25	$24
Net income attributable to Ingredion					294
Net income attributable to non-controlling interests						6
Dividends declared					(94)	(3)
Losses on cash-flow hedges, net of income tax effect of $21				(47)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $11				24
Repurchases of common stock		(63)	(241)
Share-based compensation		4	35				(4)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				3
Currency translation adjustment				(116)
Balance, September 30, 2014	$1	$1,107	$(431)	$(719)	$2,245	$28	$20

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2012	$1	$1,148	$(6)	$(475)	$1,769	$22	$19
Net income attributable to Ingredion					292
Net income attributable to non-controlling interests						5
Dividends declared					(89)	(4)
Losses on cash-flow hedges, net of income tax effect of $25				(54)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $4				10
Repurchases of common stock			(56)
Share-based compensation		17	2				2
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				5
Unrealized gain on investment, net of income tax effect				1
Currency translation adjustment				(105)
Balance, September 30, 2013	$1	$1,165	$(60)	$(618)	$1,972	$23	$21

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
Cash provided by operating activities:
Net income	$300	$297
Non-cash charges to net income:
Depreciation and amortization	147	145
Changes in working capital:
Accounts receivable and prepaid items	(19)	(86)
Inventories	(15)	61
Accounts payable and accrued liabilities	8	(137)
Decrease (increase) in margin accounts	(11)	11
Other	52	71
Cash provided by operating activities	462	362

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(187)	(202)
Proceeds from sale of investment	11	—
Short-term investments	(1)	19
Other	—	2
Cash used for investing activities	(177)	(181)

Cash used for financing activities:
Proceeds from borrowings	227	20
Payments on debt	(118)	(50)
Repurchases of common stock	(304)	(56)
Issuance of common stock	17	12
Dividends paid (including to non-controlling interests)	(97)	(82)
Excess tax benefit on share-based compensation	5	1
Cash used for financing activities	(270)	(155)

Effect of foreign exchange rate changes on cash	(24)	(17)
Increase (decrease) in cash and cash equivalents	(9)	9
Cash and cash equivalents, beginning of period	574	609
Cash and cash equivalents, end of period	$565	$618

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2013 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2014 and 2013, and the financial position of the Company as of September 30, 2014.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.                                      New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  The standard will allow various transition approaches upon adoption. The Company is assessing the impacts of this new standard; however the adoption of the guidance in this Update is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This Update clarifies the guidance pertaining to the release of the cumulative translation adjustment (“CTA”) to resolve diversity in practice.  The Update clarifies that when a company ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the company should release any related CTA into net income.  In such instances, the CTA should be released into net income only if a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  The Update also requires the release of the CTA (or applicable pro rata portion thereof) upon the sale or partial sale of an equity method investment that is a foreign entity and for a step acquisition in which the acquirer held an equity method investment prior to obtaining control.  The guidance in this Update is effective prospectively for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years.  The adoption of the guidance contained in this Update did not have an impact on the Company’s 2014 Condensed Consolidated Financial Statements.  However, the guidance contained in this Update will impact the accounting for the CTA upon any future de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity; and the effect will be dependent upon the relevant transaction at that time.

3.                                      Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries and is managed geographically on a regional basis.  The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”).  The North America segment includes businesses in the United States, Canada and Mexico.  The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador, Peru and the Southern Cone of South America, which includes Argentina, Chile and Uruguay.  The Asia Pacific segment includes businesses in Korea, Thailand, Malaysia, China, Japan, Indonesia, the Philippines, Singapore, India, Australia and New Zealand.  The Company’s EMEA segment includes businesses in the United Kingdom, Germany, South Africa, Pakistan and Kenya.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net Sales
North America	$805.6	$948.7	$2,362.0	$2,835.3
South America	307.6	322.8	906.2	992.3
Asia Pacific	205.8	204.8	594.3	600.5
EMEA	141.3	135.4	437.6	400.9
Total	$1,460.3	$1,611.7	$4,300.1	$4,829.0

Operating Income
North America	$113.1	$96.6	$288.7	$308.2
South America	27.4	18.8	73.8	79.5
Asia Pacific	27.0	23.6	80.1	70.2
EMEA	22.2	17.4	68.7	53.6
Corporate (a)	(11.6)	(19.5)	(48.2)	(59.4)
Total	$178.1	$136.9	$463.1	$452.1

(a)         Includes $7 million of income relating to a tax indemnification agreement with an offsetting expense of $7 million recorded in the provision for income taxes for the three months and nine months ended September 30, 2014 (see also Note 11).  Additionally, includes a $5 million gain from the sale of a non-consolidated affiliate and $4 million of costs relating to product liability claims for the nine months ended September 30, 2014.

(in millions)	At September 30, 2014	At December 31, 2013
Total Assets
North America	$2,964	$3,008
South America	1,014	1,088
Asia Pacific	740	711
EMEA	538	553
Total	$5,256	$5,360

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

Commodity price hedging:  The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to twenty-four months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock-in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash-flow hedges.  Unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash-flow hedges are not significant.

At September 30, 2014, AOCI included $57 million of losses, net of tax of $26 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2013, AOCI included $32 million of losses, net of tax of $15 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any T-Locks outstanding at September 30, 2014 or December 31, 2013.

In September 2014, the Company entered into interest rate swap agreements that effectively convert the interest rates on its 6.0 percent $200 million senior notes due April 15, 2017, its 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of its $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  Additionally, the Company has interest rate swap agreements that effectively convert the interest rate on its 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instruments that are attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at September 30, 2014 and December 31, 2013 was $8 million and $13 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

At September 30, 2014, AOCI included $7 million of losses (net of income taxes of $4 million) related to settled T-Locks.  At December 31, 2013, AOCI included $8 million of losses (net of income taxes of $5 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including many operations in emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when its foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At September 30, 2014, the Company had foreign currency forward sales contracts with an aggregate notional amount of $101 million and foreign currency forward purchase contracts with an aggregate notional amount of $57 million that hedged transactional exposures.  At December 31, 2013, the Company had foreign currency forward sales contracts with an aggregate notional amount of $147 million and foreign currency forward purchase contracts with an aggregate notional amount of $78 million that hedged transactional exposures.  The fair value of these derivative instruments were assets of $1 million at September 30, 2014 and liabilities of $5 million at December 31, 2013, respectively.

The Company also has certain foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  At both September 30, 2014 and December 31, 2013, AOCI included $1 million of gains, net of income taxes, associated with these hedges.

The fair value and balance sheet location of the Company’s derivative instruments, accounted for as cash-flow hedges and presented gross on the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
Derivatives designated as		Fair Value			Fair Value
cash-flow hedging instruments: (in millions)	Balance Sheet Location	At Sept. 30, 2014	At December 31, 2013	Balance Sheet Location	At Sept. 30, 2014	At December 31, 2013

Commodity and foreign currency contracts	Accounts receivable-net	$3	$2	Accounts payable and accrued liabilities	$44	$27

Commodity and foreign currency contracts	Other assets	—	5	Non-current liabilities	6	—
Total		$3	$7		$50	$27

At September 30, 2014, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 69 million bushels of corn.  Additionally at September 30, 2014, the Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 14 million mmbtu’s of natural gas.  The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales. The Company had no soybean oil hedges at September 30, 2014.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash-Flow Hedging Relationships	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Gains (Losses) Reclassified from AOCI into Income	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Commodity and foreign currency contracts	$(71)	$(43)	Cost of sales	$(15)	$(26)
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(71)	$(43)		$(16)	$(27)

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash-Flow Hedging Relationships	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Gains (Losses) Reclassified from AOCI into Income	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Commodity and foreign currency contracts	$(68)	$(79)	Cost of sales	$(33)	$(12)
Interest rate contracts	—	—	Financing costs, net	(2)	(2)
Total	$(68)	$(79)		$(35)	$(14)

At September 30, 2014, AOCI included approximately $52 million of losses, net of income taxes of $25 million, on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally at September 30, 2014, AOCI included $2 million of losses on settled T-Locks (net of income taxes of $1 million) and $0.2 million of gains related to foreign currency hedges (net of income taxes), which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	At September 30, 2014				At December 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$4	$4	$—	$—	$4	$4	$—	$—
Derivative assets	12	—	12	—	20	—	20	—
Derivative liabilities	50	46	4	—	32	22	10	—
Long-term debt	2,009	—	2,009	—	1,813	—	1,813	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At September 30, 2014, the carrying value and fair value of the Company’s long-term debt were $1.89 billion and $2.01 billion, respectively.

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

The Company granted non-qualified options to purchase 715 thousand shares and 416 thousand shares of the Company’s common stock during the nine months ended September 30, 2014 and 2013, respectively.  The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended September 30,
	2014	2013
Expected life (in years)	5.5	5.8
Risk-free interest rate	1.63%	1.11%
Expected volatility	30.28%	32.64%
Expected dividend yield	2.82%	1.57%

The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the US Treasury yield curve in effect at the grant date for the period corresponding to the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on historical dividend payments.

Stock option activity for the nine months ended September 30, 2014 was as follows:

(dollars and options in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,849	$40.77
Granted	715	59.65
Exercised	(523)	33.37
Cancelled	(48)	51.66
Outstanding at September 30, 2014	2,993	46.40	6.34	$87,961

Exercisable at September 30, 2014	1,938	38.63	4.93	$72,008

For the nine months ended September 30, 2014, cash received from the exercise of stock options was $17 million.  At September 30, 2014, the total remaining unrecognized compensation cost related to stock options approximated $11 million, which will be amortized over the weighted-average period of approximately 2.0 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share)	2014	2013	2014	2013
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$12.99	$17.87
Total intrinsic value of stock options exercised	$6,416	$2,686	$21,339	$17,338

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

The following table summarizes RSA and RSU activity for the nine months ended September 30, 2014:

	RSAs		RSUs
(in thousands, except per share amounts)	Number of RSAs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Non-vested at December 31, 2013	48	$26.25	469	$54.47
Granted	—	—	158	61.29
Vested	(31)	25.35	(161)	48.48
Cancelled	(1)	28.75	(23)	54.74
Non-vested at September 30, 2014	16	27.94	443	59.09

At September 30, 2014, the total remaining unrecognized compensation cost related to RSUs was $13 million, which will be amortized over a weighted-average period of approximately 2.0 years.  Unrecognized compensation cost related to RSAs was insignificant at September 30, 2014.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Stock options:
Pre-tax compensation expense	$1.7	$1.5	$5.4	$4.7
Income tax (benefit)	(0.5)	(0.5)	(1.6)	(1.4)
Stock option expense, net of income taxes	1.2	1.0	3.8	3.3

RSUs, RSAs and other share-based awards:
Pre-tax compensation expense	3.0	2.7	8.7	8.4
Income tax (benefit)	(0.9)	(0.8)	(2.5)	(2.5)
RSU, RSA and other share-based compensation expense, net of income taxes	2.1	1.9	6.2	5.9

Total share-based compensation:
Pre-tax compensation expense	4.7	4.2	14.1	13.1
Income tax (benefit)	(1.4)	(1.3)	(4.1)	(3.9)
Total share-based compensation expense, net of income taxes	$3.3	$2.9	$10.0	$9.2

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

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1.8	$2.0	$1.5	$2.3	$5.3	$5.9	$4.4	$7.0
Interest cost	3.3	2.8	3.7	3.0	9.8	8.5	11.1	9.2
Expected return on plan assets	(5.2)	(4.6)	(3.6)	(2.9)	(15.7)	(13.7)	(10.7)	(8.9)
Amortization of net actuarial loss	0.1	0.5	0.8	1.2	0.3	1.4	2.4	3.7
Amortization of prior service credit	—	—	—	—	—	—	(0.1)	(0.1)
Amortization of transition obligation	—	—	0.1	0.1	—	—	0.2	0.2
Settlement	0.4	—	—	—	0.4	—	—	—
Net pension cost	$0.4	$0.7	$2.5	$3.7	$0.1	$2.1	$7.3	$11.1

The Company currently anticipates that it will make approximately $18 million in cash contributions to its pension plans in 2014, consisting of $6 million to its US pension plans and $12 million to its non-US pension plans.  For the nine months ended September 30, 2014, the Company made cash contributions of approximately $5 million and $8 million to its US and non-US pension plans, respectively.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions)	2014	2013	2014	2013
Service cost	$0.7	$0.7	$2.1	$2.3
Interest cost	0.9	0.9	2.7	2.8
Amortization of prior service cost	—	—	—	0.1
Amortization of net actuarial loss	0.1	0.2	0.3	0.8
Curtailment	—	(0.3)	—	(0.3)
Net postretirement benefit cost	$1.7	$1.5	$5.1	$5.7

7.                                      Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$118.6	73.0	$1.62	$86.3	77.3	$1.12

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.3			1.3

Diluted EPS	$118.6	74.3	$1.60	$86.3	78.6	$1.10

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$293.8	74.2	$3.96	$292.2	77.5	$3.77

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.3			1.3

Diluted EPS	$293.8	75.5	$3.89	$292.2	78.8	$3.71

For the first nine months of 2014, options to purchase approximately 0.4 million shares of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.  The number of anti-dilutive options excluded from the calculation of diluted EPS for the third quarter of 2014 was not material.  For both the third quarter and first nine months of 2013, options to purchase approximately 0.4 million shares of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

8.                                      Inventories

Inventories are summarized as follows:

(in millions)	At September 30, 2014	At December 31, 2013
Finished and in process	$437	$440
Raw materials	240	235
Manufacturing supplies and other	45	48
Total inventories	$722	$723

9.                                      Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2013	$(489)	$(40)	$(53)	$(1)	$(583)
Losses on cash-flow hedges, net of income tax effect of $21		(47)			(47)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $11		24			24
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			3		3
Currency translation adjustment	(116)				(116)
Balance, September 30, 2014	$(605)	$(63)	$(50)	$(1)	$(719)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2012	$(335)	$(17)	$(121)	$(2)	$(475)
Losses on cash-flow hedges, net of income tax effect of $25		(54)			(54)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $4		10			10
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			5		5
Unrealized gain on investment, net of income tax effect				1	1
Currency translation adjustment	(105)				(105)
Balance, September 30, 2013	$(440)	$(61)	$(116)	$(1)	$(618)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount Reclassified from AOCI
	Three Months ended		Nine Months ended		Affected Line Item in
Details about AOCI Components	September 30,		September 30,		Condensed Consolidated
(in millions)	2014	2013	2014	2013	Statements of Income
Losses on cash-flow hedges:
Commodity and foreign currency contracts	$(15)	$(26)	$(33)	$(12)	Cost of sales
Interest rate contracts	(1)	(1)	(2)	(2)	Financing costs, net

Losses related to pension and other postretirement obligations	(1)	(2)	(4)	(6)	(a)
Total before tax reclassifications	$(17)	$(29)	$(39)	$(20)
Income tax benefit	5	9	12	5
Total after-tax reclassifications	$(12)	$(20)	$(27)	$(15)

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

10.                               Accelerated Share Repurchase Agreement

As part of the stock repurchase program, the Company entered into an accelerated share repurchase agreement (“ASR”) on July 30, 2014 with an investment bank under which the Company repurchased $300 million of its common stock.  The Company paid the $300 million on August 1, 2014 and received an initial delivery of shares from the investment bank of approximately 3.2 million shares, representing approximately 80 percent of the shares anticipated to be repurchased based on current market prices. The ASR was accounted for as an initial stock purchase transaction and a forward stock purchase contract. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR.  The forward stock purchase contract is classified as an equity instrument.  At September 30, 2014, the $60 million holdback was recorded as a reduction to additional paid-in capital in the Condensed Consolidated Balance Sheet.  The ASR was funded through a combination of cash on hand and utilization of the Revolving Credit Agreement.

At the conclusion of the ASR, the Company may receive additional shares or cash, or be required to pay additional cash or deliver shares (at the Company’s option) based upon the volume-weighted average price of the Company’s stock, less a discount, over an averaging period, which is expected to end in the fourth quarter of 2014.  The ASR is part of the Company’s existing share repurchase program, which had approximately 0.8 million shares available for purchase as of September 30, 2014.  The maximum number of shares that can be repurchased under the ASR is limited to 4.0 million shares.  As of September 30, 2014, based on the volume-weighted average price of the Company’s common stock since the effective date of the ASR, the investment bank would be required to deliver approximately 0.7 million of additional shares to the Company.

11.                               Income Taxes

The Company’s effective income tax rate for the third quarter of 2014 was 26.1 percent compared to 25.8 percent a year ago.  The effective income tax rate for the first nine months of 2014 was 27.5 percent compared to 25.9 percent a year ago.

In the third quarter of 2014, the Company recorded two discrete tax adjustments that partially offset each other.  First, the effective tax rate reflects a favorable impact of 5.3 percentage points that relates to the reversal of previously unrecognized tax benefits due to the lapsing of the statute of limitations.

Second, an unfavorable impact of 4.5 percentage points was recognized in the period for an unfavorable audit result in a National Starch subsidiary related to a pre-acquisition period for which we are indemnified by Akzo Nobel N.V. (“Akzo”).  The $7 million expense incurred by the acquired subsidiary is recorded in the tax provision, while the reimbursement from Akzo under the indemnification is recorded as other income.  As the Company is fully indemnified for this pre-acquisition obligation, the impact on net income is zero.

Without the discrete tax adjustments and the indemnification income, the Company’s effective income tax rate for both the third quarter and first nine months of 2014 would have been approximately 28 percent.

In the third quarter of 2013, the effective tax rate reflected a favorable impact of approximately 4.2 percentage points that relates to the reversal of previously unrecognized tax benefits and favorable provision to return adjustments.  The effective income tax rate for the nine months ended September 30, 2013 also reflected a favorable determination received from a Canadian court regarding the tax treatment of a prior period transaction, resulting in a discrete tax benefit of approximately 1.0 percentage point and the favorable impact of approximately 2.0 percentage points related to the reversal of previously unrecognized tax benefits on a year-to-date basis.

Without these items, the Company’s effective income tax rates for the third quarter and first nine months of 2013 would have been approximately 30 percent and 29 percent, respectively.

12.                               Subsequent Event

On October 14, 2014, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Penford Corporation, a Washington corporation (“Penford”), Prospect Sub, Inc., a Washington corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and the Company.  The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement were unanimously approved by the Company’s board of directors.

The Merger Agreement provides for the merger of Merger Sub with and into Penford, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with Penford continuing as the surviving corporation in the Merger.  As a result of the Merger, Penford will become a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share (a “Share”) of common stock of Penford (“Penford Common Stock”) issued and outstanding immediately prior to the Effective Time, other than (a) Shares owned by the Company or Merger Sub, or by any subsidiary of the Company or Merger Sub, immediately prior to the Effective Time and (b) Shares outstanding immediately prior to the Effective Time and held by a holder who is entitled to exercise dissenters’ rights and properly exercises dissenters’ rights under Washington law with respect to such Shares, will be converted into the right to receive $19.00 in cash per Share, without interest and subject to and reduced by the amount of any tax withholding.  As of the date of the Merger Agreement, Penford had 12,735,038 outstanding Shares and 1,429,000 Shares underlying outstanding options.  Outstanding borrowings under Penford’s revolving credit agreement will become due as a result of the Merger.  The purchase price is estimated to be $340 million, including the assumption of debt.  The Company expects to fund the acquisition of Penford with available cash and proceeds from borrowings under the Company’s revolving credit agreement.

Penford, headquartered in Centennial, Colorado had net sales of $467 million for the fiscal year ended August 31, 2013.  Penford employs approximately 445 people and operates six plants in the United States, all of which manufacture specialty starches.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, among other things, (a) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding Shares entitled to vote thereon, (b) the receipt of certain required antitrust approvals, (c) the receipt by the Company of audited financial statements of Penford for fiscal year 2014 and (d) other specified customary closing conditions.  The Merger could close as early as the end of the calendar year 2014.

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

Our Strategic Blueprint continues to guide our decision making and strategic choices with an emphasis on value-added ingredients for our customers. The foundation of our Strategic Blueprint is operational excellence, which includes our focus on safety, quality and continuous improvement.  We see growth opportunities in three areas.  First is organic growth as we work to expand our current business.  Second, we are focused on broadening our ingredient portfolio of on-trend products through internal and external business development.  Finally, we look for growth from geographic expansion as we anticipate extension of our reach to new locations.  The ultimate goal of these strategies and actions is to deliver increased shareholder value.

Operating income, net income attributable to Ingredion and diluted earnings per common share for third quarter 2014 increased 30 percent, 37 percent and 45 percent, respectively, from the results of a year ago.  These increases were driven principally by improved operating income in all of our regions.  Our diluted earnings per common share also benefitted from the impact of our share repurchases.  While our South American business is improving, operating results continue to be pressured by the difficult economic conditions in that segment and we believe that full year 2014 operating income for the segment will decline slightly from 2013.

On October 14, 2014, we entered into a definitive agreement to acquire Penford Corporation (“Penford”), a U.S.-based leader in specialty ingredients for food and non-food applications.  The acquisition has been approved by the boards of directors of both companies.  It is subject to approval by Penford’s shareholders and regulators as well as to other customary closing conditions.  The purchase price is estimated to be $340 million, including the assumption of debt.  We expect to fund the acquisition of Penford with available cash and proceeds from borrowings under our revolving credit agreement.

Penford, headquartered in Centennial, Colorado had net sales of $467 million in fiscal year 2013.  Penford employs approximately 445 people and operates six plants in the United States, all of which manufacture specialty starches.  See also Note 12 for additional information.

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

For The Three and Nine Months Ended September 30, 2014

With Comparatives for the Three and Nine Months Ended September 30, 2013

Net Income attributable to Ingredion. Net income for the quarter ended September 30, 2014 increased to $118.6 million, or $1.60 per diluted common share, from $86.3 million, or $1.10 per diluted common share, in the third quarter of 2013.  The increase in net income primarily reflects operating income growth in each of our business segments.  Additionally, a reduction in financing costs contributed to the earnings growth.  The improvement in our diluted earnings per common share also reflects the favorable impact of our share repurchases.  Net income for the nine months ended September 30, 2014 increased slightly to $293.8 million from $292.2 million in the prior-year period.  Our net income per diluted common share for the nine months ended September 30, 2014 increased 5 percent to $3.89 per share from $3.71 per share a year ago.  The improvement in our diluted earnings per common share was primarily driven by the favorable impact of our share repurchases.

Net Sales.  Third quarter 2014 net sales totaled $1.46 billion, down 9 percent from third quarter 2013 net sales of $1.61 billion. The decrease in net sales reflects a 9 percent price/product mix decline driven by lower raw material costs (primarily corn).  Volume growth of 2 percent was offset by unfavorable currency translation of 2 percent attributable to weaker foreign currencies.

North American net sales for third quarter 2014 decreased 15 percent to $806 million, from $949 million a year ago.  This decrease primarily reflects a 17 percent price/product mix decline driven principally by lower raw material costs.  A 3 percent volume improvement was partially offset by unfavorable currency translation of 1 percent in Canada.  In South America, third quarter 2014 net sales decreased 5 percent to $308 million from $323 million a year ago. The decrease reflects a 10 percent decline attributable to currency translation and a 2 percent volume reduction driven by soft customer demand in Brazil due to a weak economy, which more than offset a 7 percent price/product mix improvement.  Asia Pacific had net sales of $206 million for the third quarter of 2014, up slightly from $205 million a year ago.  The increase reflects volume growth of 4 percent and favorable currency translation of 1 percent driven by a stronger South Korean Won, which more than offset a 5 percent price/product mix decline.  EMEA net sales for third quarter 2014 grew 4 percent to $141 million from $135 million a year ago.  This increase was driven by volume growth of 3 percent and favorable currency translation of 2 percent attributable to stronger local currencies, which more than offset a price/product mix decline of 1 percent.

Net sales for the nine months ended September 30, 2014 totaled $4.30 billion, down 11 percent from $4.83 billion in the same period a year ago.  A 9 percent price/product mix decline primarily attributable to lower raw material costs and unfavorable currency translation of 4 percent due to weaker foreign currencies drove the sales decline.  A 2 percent volume increase, reflecting growth in each of our segments, partially offset the unfavorable impacts of the reduced prices and currency translation.

Net sales in North America for the first nine months of 2014 decreased 17 percent to $2.36 billion, from $2.84 billion a year ago.  This decrease primarily reflects a 17 percent price/product mix decline driven principally by lower raw material costs.  A 1 percent volume improvement offset unfavorable currency translation of 1 percent in Canada.  In South America, net sales for the first nine months of 2014 decreased 9 percent to $906 million from $992 million a year ago, as a 16 percent decline attributable to weaker foreign currencies more than offset price/product mix improvement of 5 percent and 2 percent volume growth.  In Asia Pacific, net sales for the first nine months of 2014 decreased 1 percent to $594 million from $601 million a year ago.  The decrease reflects a 5 percent price/product mix decline and unfavorable currency translation of 1 percent, which more than offset volume growth of 5 percent.  EMEA net sales for the first nine months of 2014 increased 9 percent to $438 million from $401 million a year ago.  This increase reflects price/product mix improvement of 4 percent, 4 percent volume growth and favorable currency translation of 1 percent attributable to a stronger Euro and Pound Sterling.

Cost of Sales and Operating Expenses. Cost of sales of $1.16 billion for the third quarter of 2014 decreased 14 percent from $1.35 billion in the prior-year period.  Cost of sales of $3.46 billion for the first nine months of 2014 decreased 13 percent from $3.99 billion a year ago.  These reductions primarily reflect lower raw material costs and the effects of currency translation. Gross corn costs per ton for the third quarter and first nine months of 2014 decreased approximately 24 percent and 26 percent, respectively, from the comparable prior-year periods, driven by lower market prices for corn.  Currency translation caused cost of sales for the third quarter and first nine months of 2014 to decrease approximately 2 percent and 4 percent, respectively, from the prior-year periods, reflecting the impact of weaker foreign currencies, particularly in South America.  Our gross profit margin for the third quarter and first nine months of 2014 was 20.4 percent and 19.6 percent, respectively, compared to 16.1 percent and 17.4 percent last year.  Despite reduced selling prices driven by lower corn costs, we have generally maintained per unit gross profit dollar levels, resulting in the improved gross profit margin percentages.

Operating expenses for the third quarter and first nine months of 2014 were $129 million and $399 million, respectively, as compared to $125 million and $399 million last year. The increase for third quarter 2014 primarily reflects higher compensation-related costs, which more than offset the impact of weaker foreign currencies, particularly in South America.  Currency translation associated with the weaker foreign currencies caused operating expenses for the third quarter and first nine months of 2014 to decrease approximately 2 percent and 4 percent, respectively, from the prior-year periods.  Operating expenses, as a percentage of gross profit, were 43 percent and 47 percent for the third quarter and first nine months of 2014, respectively, as compared to 48 percent and 47 percent in the comparable prior-year periods.

Other Income, net.  Other income, net for the third quarter and first nine months of 2014 increased to $10 million and $18 million, respectively, from $3 million and $11 million in the year-ago periods.  The increases reflect the recording of $7 million of income associated with a tax indemnification agreement relating to a subsidiary acquired from Akzo Nobel N.V. (“Akzo”) in 2010.  In the third quarter of 2014, we recognized a charge to our income tax provision for an expected unfavorable income tax audit result at this subsidiary related to a pre-acquisition period for which we are indemnified by Akzo.  The costs incurred by the acquired subsidiary are recorded in our provision for income taxes while the reimbursement from Akzo under the indemnification agreement is recorded as other income.  The impact on our net income is zero.

Other income for the nine months ended September 30, 2014 also includes a $5 million pre-tax gain from the second quarter sale of an investment in a non-consolidated affiliate.  This investment had been accounted for under the cost method and was reported in Investments in our consolidated balance sheet.  Additionally, other income for the first nine months of 2014 includes $4 million of costs relating to product liability claims recorded in the second quarter of 2014.

Operating Income. Third quarter 2014 operating income increased 30 percent to $178 million from $137 million a year ago, primarily reflecting earnings growth in each of our segments.  Unfavorable currency translation due to weaker foreign currencies reduced operating income by approximately $2 million from the prior-year period.  North America operating income for third quarter 2014 increased 17 percent to $113 million from $97 million a year ago.  The increase was driven primarily by volume growth and cost savings.  Translation effects associated with the weaker Canadian dollar reduced operating income by approximately $1 million in the segment.  South America operating income for third quarter 2014 increased 46 percent to $27 million from $19 million in the year-ago period.  The increase reflects earnings growth throughout the segment principally driven by improved product selling prices.  Translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $1 million.  Asia Pacific operating income for third quarter 2014 increased 14 percent to $27 million from $24 million a year ago.  This increase primarily reflects volume growth in our Asian business along with lower corn costs in South Korea.  EMEA operating income increased 28 percent to $22 million from $17 million a year ago.  This increase primarily reflects volume growth, cost reductions and manufacturing efficiencies associated with recent capital investments.

Operating income for the nine months ended September 30, 2014 was $463 million, up from $452 million a year ago.  Without the $7 million of income from the tax indemnification agreement with Akzo, operating income would have increased 1 percent from the 2013 period.  This improvement primarily reflects earnings growth in Asia Pacific and EMEA along with lower corporate expenses.  Unfavorable currency translation attributable to weaker foreign currencies reduced operating income by approximately $17 million from the prior-year period.  North America operating income for the first nine months of 2014 decreased 6 percent to $289 million from $308 million a year ago.  The decline reflects our weak first-quarter 2014 results that were negatively impacted by harsh winter weather conditions that caused higher energy, transportation and production costs.  Translation effects associated with the weaker Canadian dollar reduced operating income by approximately $5 million in the segment.  South America operating income for the first nine months of 2014 declined 7 percent to $74 million from $80 million a year ago.  The decrease primarily reflects weaker results in the Southern Cone of South America during the first six months of 2014, which more than offset earnings growth in Brazil.  The operating income decline in the Southern Cone of South America primarily reflects the impact of higher production costs and our inability to increase selling prices to a level sufficient to recover the impacts of inflation and currency devaluation earlier in the year.  Translation effects associated with weaker South American currencies (particularly the

Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $10 million in the segment.  While operating results in South America have improved as the year has progressed, our business there continues to be challenged by difficult economic conditions and we currently anticipate that full year 2014 operating income for the segment will decline slightly from 2013.  Asia Pacific operating income for the first nine months of 2014 grew 14 percent to $80 million from $70 million a year ago, driven by volume growth in our Asian business and lower corn costs in South Korea.  Translation effects associated with weaker Asian currencies caused operating income to decrease by approximately $2 million in the segment.  EMEA operating income increased 28 percent to $69 million from $54 million a year ago driven by improved selling prices, volume growth and manufacturing efficiencies associated with recent capital investments.

Financing Costs-net. Financing costs for the third quarter and first nine months of 2014 decreased to $15 million and $49 million, respectively, from $18 million and $51 million in the comparable prior-year periods.  The decrease in financing costs for third quarter 2014 primarily reflects reduced foreign currency transaction losses, partially offset by an increase in interest expense driven by lower capitalized interest.  The decrease in financing costs for the first nine months of 2014 was driven principally by a reduction in foreign currency transaction losses.  Increased interest expense driven by lower capitalized interest was substantially offset by increases in interest income mainly due to higher interest rates on cash investments.

Provision for Income Taxes.  Our effective income tax rate for the third quarter of 2014 was 26.1 percent compared to 25.8 percent a year ago.  The effective income tax rate for the first nine months of 2014 was 27.5 percent compared to 25.9 percent a year ago.

In the third quarter of 2014, we recorded two discrete income tax adjustments that partially offset each other.  First, our effective tax rate reflects a favorable impact of 5.3 percentage points that relates to the reversal of previously unrecognized tax benefits due to the lapsing of the statute of limitations.

Second, an unfavorable impact of 4.5 percentage points was recognized in the period for an unfavorable audit result in a National Starch subsidiary related to a pre-acquisition period for which we are indemnified by Akzo.  The $7 million expense incurred by the acquired subsidiary is recorded in the tax provision, while the reimbursement from Akzo under the indemnification is recorded as other income.  As we are fully indemnified for this pre-acquisition obligation, the impact on net income is zero.

Without the discrete tax adjustments and the indemnification income, our effective income tax rate for both the third quarter and first nine months of 2014 would have been approximately 28 percent.

In the third quarter of 2013, the effective tax rate reflected a favorable impact of approximately 4.2 percentage points that relates to the reversal of previously unrecognized tax benefits and favorable provision to return adjustments.  The effective income tax rate for the nine months ended September 30, 2013 also reflected a favorable determination received from a Canadian court regarding the tax treatment of a prior period transaction, resulting in a discrete tax benefit of approximately 1.0 percentage point and the favorable impact of approximately 2.0 percentage points related to the reversal of previously unrecognized tax benefits on a year-to-date basis.

Without these items, our effective income tax rates for the third quarter and first nine months of 2013 would have been approximately 30 percent and 29 percent, respectively.

Net Income Attributable to Non-controlling Interests. The net income attributable to non-controlling interests for the third quarter and first nine months of 2014 was $2 million and $6 million, respectively, as compared to $2 million and $5 million in the prior-year periods.  The increase for the first nine months of 2014 from the prior-year period primarily reflects improved earnings in Pakistan.

Comprehensive Income (Loss) Attributable to Ingredion. We recorded a comprehensive loss of $39 million for the third quarter of 2014, as compared to comprehensive income of $83 million in the prior-year period.  This decrease primarily reflects a $127 million unfavorable variance in the foreign currency translation adjustment.  The unfavorable variance in the foreign currency translation adjustment reflects a significant weakening in end of period foreign currencies relative to the US dollar, as compared to the year-ago period when foreign currencies had strengthened moderately.

For the first nine months of 2014, we recorded comprehensive income of $158 million, as compared with $149 million a year ago.  This increase in comprehensive income primarily reflects a $21 million year-over-year increase associated with our cash-flow hedging activity, which more than offset an $11 million unfavorable variance in the foreign currency translation adjustment.  The unfavorable variance in the foreign currency translation adjustment reflects a greater weakening in end of period foreign currencies relative to the US dollar, as compared to the year-ago period.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 2014 was $462 million, as compared to $362 million a year ago.  The increase in operating cash flow primarily reflects a reduction in our cash outflows associated with working capital.

Capital expenditures of $187 million for the first nine months of 2014 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be slightly below $300 million for full year 2014.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At September 30, 2014, there were $175 million of borrowings outstanding under our Revolving Credit Agreement.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $499 million of unused operating lines of credit in the various foreign countries in which we operate.

At September 30, 2014, we had total debt outstanding of $1.92 billion, compared to $1.81 billion at December 31, 2013.  In addition to the borrowings outstanding under the Revolving Credit Agreement, our total debt includes $350 million of 3.2 percent notes due November 1, 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $29 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 4.2 percent for the first nine months of 2014, compared to 4.3 percent in the comparable prior-year period.

On September 16, 2014, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock.  This dividend was paid on October 27, 2014 to stockholders of record at the close of business on September 30, 2014.

As part of the stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) on July 30, 2014 with an investment bank under which we repurchased $300 million of our common stock.  We paid the $300 million on August 1, 2014 and received an initial delivery of shares from the investment bank of approximately 3.2 million shares, representing approximately 80 percent of the shares anticipated to be repurchased based on current market prices.  The ASR was accounted for as an initial stock purchase transaction and a forward stock purchase contract.  The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR.  The forward stock purchase contract is classified as an equity instrument.  At September 30, 2014, the $60 million holdback was recorded as a reduction to additional paid-in capital in the Condensed Consolidated Balance Sheet.  The ASR was funded through a combination of cash on hand and utilization of the Revolving Credit Agreement.

At the conclusion of the ASR, we may receive additional shares or cash, or be required to pay additional cash or deliver shares (at our option) based upon the volume-weighted average price of our stock, less a discount, over an averaging period, which is expected to end in the fourth quarter of 2014.  The ASR is part of our existing share repurchase program, which had approximately 0.8 million shares available for purchase as of September 30, 2014.  The maximum number of shares that can be repurchased under the ASR is limited to 4.0 million shares.  As of September 30, 2014, based on the volume-weighted average price of our common stock since the effective date of the ASR, the investment bank would be required to deliver approximately 0.7 million of additional shares to us.

On October 14, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Penford Corporation, a Washington corporation (“Penford”), Prospect Sub, Inc., a Washington corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and the Company.  The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement were unanimously approved by our board of directors.  The Merger Agreement provides for the merger of Merger Sub with and into Penford, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with Penford continuing as the surviving corporation in the Merger.  As a result of the Merger, Penford will become a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share (a “Share”) of common stock of Penford (“Penford Common Stock”) issued and outstanding immediately prior to the Effective Time, other than (a) Shares owned by the Company or Merger Sub, or by any subsidiary of the Company or Merger Sub, immediately prior to the Effective Time and (b) Shares outstanding immediately prior to the Effective Time and held by a holder who is entitled to exercise dissenters’ rights and properly exercises dissenters’ rights under Washington law with respect to such Shares, will be converted into the right to receive $19.00 in cash per Share, without interest and subject to and reduced by the amount of any tax withholding.  As of the date of the Merger Agreement, Penford had

12,735,038 outstanding Shares and 1,429,000 Shares underlying outstanding options.  Outstanding borrowings under Penford’s revolving credit agreement will become due as a result of the Merger.  The purchase price is estimated to be $340 million, including the assumption of debt.  We expect to fund the acquisition of Penford with available cash and proceeds from borrowings under our revolving credit agreement.  See also Note 12 for additional information.

We currently expect that our available cash balances, future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements or planned acquisition of Penford.  Approximately $540 million of our total cash and cash equivalents of $565 million at September 30, 2014, was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At

September 30, 2014, our accumulated other comprehensive loss account (“AOCI”) included $57 million of losses, net of income taxes of $26 million, related to these derivative instruments.  It is anticipated that approximately $52 million of these losses, net of income taxes of $25 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exposures.  At September 30, 2014, we had foreign currency forward sales contracts with an aggregate notional amount of $101 million and foreign currency forward purchase contracts with an aggregate notional amount of $57 million that hedged transactional exposures.  The fair value of these derivative instruments is an asset of $1 million at September 30, 2014.

We also have certain foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  At September 30, 2014, AOCI included $1 million of gains, net of income taxes, associated with these hedges. It is anticipated that approximately $0.2 million of these gains, net of income taxes, will be reclassified into earnings during the next twelve months.  We expect the gains to be offset by changes in the fair value of the underlying hedged items.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to US dollars at rates less favorable than the official rate.  Argentina and other emerging markets have experienced increased devaluation and volatility in 2014, particularly during the first half of the year.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at September 30, 2014.

In September 2014, we entered into interest rate swap agreements that effectively convert the interest rates on our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  Additionally, we have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instruments that are attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at September 30, 2014 and December 31, 2013 was $8 million and $13 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

At September 30, 2014, AOCI included $7 million of losses (net of income taxes of $4 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2014.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.  Forward-looking statements include, among other things, any statements regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.  These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook” or other similar expressions or the negative thereof.  All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”  These statements are based on current expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.  Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; continued volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the starch processing industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Factors relating to the proposed acquisition of Penford that could cause actual results and developments to differ from expectations include: required regulatory approvals may not be obtained in a timely manner, if at all; the proposed acquisition may not be consummated in a timely manner or at all; the anticipated benefits of the proposed acquisition, including synergies, may not be realized; and the integration of Penford’s operations with those of Ingredion may be materially delayed or may be more costly or difficult than expected.  Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments.  If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in our market risks from December 31, 2013 to September 30, 2014.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief

Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

July 1 – July 31, 2014	—	—	—	4,000 shares
August 1 – August 31, 2014	3,153	$76.13	3,153	847 shares
Sept. 1 – Sept. 30, 2014	—	—	—	847 shares
Total	3,153		3,153

On December 13, 2013, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 4 million of its outstanding common shares through December 12, 2018.  As of September 30, 2014, we had repurchased approximately 3.2 million shares under the new program, leaving 0.8 million shares available for repurchase.

As part of the stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) on July 30, 2014 with an investment bank under which we repurchased $300 million of our common stock.  We paid the $300 million on August 1, 2014 and received an initial delivery of shares from the investment bank of approximately 3.2 million shares, representing approximately 80 percent of the shares anticipated to be repurchased based on current market prices.  At the conclusion of the ASR, we may receive additional shares or cash or be required to pay additional cash or deliver shares (at our option) based upon the volume-weighted average price of our stock, less a discount, over an averaging period, which is expected to end in the fourth quarter of 2014.  As of September 30, 2014, based on the volume-weighted average price of our common stock since the effective date of the ASR, the investment bank would be required to deliver approximately 0.7 million of additional shares to us.

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

INGREDION INCORPORATED

DATE:	November 3, 2014	By	/s/ Jack C. Fortnum
Jack C. Fortnum
Executive Vice President and Chief Financial Officer

DATE:	November 3, 2014	By	/s/ Matthew R. Galvanoni
Matthew R. Galvanoni
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of October 14, 2014, by and among Penford Corporation, a Washington corporation, Prospect Sub, Inc., a Washington corporation and a wholly-owned subsidiary of the Company, and the Company. Certain schedules referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

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

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.