Form 10-K
period 2014-12-31
Ingredion Inc
filed 2015-02-20
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $75.04 on June 30, 2014, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $5,319,000,000.

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 19, 2015, was 71,505,000.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be distributed in connection with its 2015 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

INGREDION INCORPORATED

FORM 10-K

PART I.

ITEM 1.  BUSINESS

The Company

Ingredion Incorporated (“Ingredion”) is a leading global manufacturer and supplier of starch and sweetener ingredients to a range of industries, including packaged food, beverage, brewing, industrial, pharmaceutical and personal care customers.  Ingredion was incorporated as a Delaware corporation in 1997 and its common stock is traded on the New York Stock Exchange.  On October 1, 2010, we acquired National Starch, a global developer and manufacturer of specialty and modified starches for a cash purchase price of $1.369 billion.  The acquisition provided Ingredion with a broader portfolio of products, enhanced geographic reach, and the ability to offer customers a broad range of value added ingredient solutions for a variety of their evolving needs.

On October 14, 2014, we entered into a definitive agreement to acquire Penford Corporation (“Penford”), a US-based leader in specialty ingredients for food and non-food applications.  The acquisition has been approved by the boards of directors of both companies and by the shareholders of Penford.  It is subject to approval by regulators as well as to other customary closing conditions.  The purchase price is approximately $340 million, including the assumption of debt.  Penford, headquartered in Centennial, Colorado had net sales of $444 million in fiscal year 2014.  Penford employs approximately 443 people and operates six plants in the United States, all of which manufacture specialty starches.  The acquisition will provide Ingredion with an enhanced portfolio of specialty and industrial products and further improve our ability to offer customers a broad range of value added ingredient solutions for a variety of their evolving needs.  The acquisition is expected to close in the first quarter of 2015 pending regulatory approval.

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

Our consolidated net sales were $5.67 billion in 2014.  Approximately 55 percent of our 2014 net sales were provided from our North American operations. Our South American operations provided 21 percent of net sales, while our Asia Pacific and EMEA (Europe, Middle East and Africa) operations contributed approximately 14 percent and 10 percent, respectively.

Products

Sweetener Products. Our sweetener products represented approximately 39 percent, 42 percent and 44 percent of our net sales for 2014, 2013 and 2012, respectively.

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

Dextrose: Dextrose has a wide range of applications in the food and confection industries, in solutions for intravenous and other pharmaceutical applications, and numerous industrial applications like wallboard, biodegradable surface agents and moisture control agents. Dextrose functionality in foods, beverages and confectionary includes sweetness control; body and viscosity; acting as a bulking, drying and anti-caking agent; serving as a carrier; providing freezing point and crystallization control; and aiding in fermentation.  Dextrose is also a fermentation agent in the production of light beer.  In pharmaceutical applications dextrose is used in IV solutions as well as an excipient suitable for direct compression in tableting.

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

Starch Products.  Our starch products represented approximately 43 percent, 41 percent and 37 percent of our net sales for 2014, 2013 and 2012, respectively.  Starches are an important component in a wide range of processed foods, where they are used for adhesion, clouding, dusting, expansion, fat replacement, freshness, gelling, glazing, mouth feel, stabilization and texture. Cornstarch is sold to cornstarch packers for sale to consumers.  Starches are also used in paper production to create a smooth surface for printed communications and to improve strength in recycled papers. Specialty starches are used for enhanced drainage, fiber retention, oil and grease resistance, improved printability and biochemical oxygen demand control. In the corrugating industry, starches and specialty starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications.  The textile industry uses starches and specialty starches for sizing (abrasion resistance) to provide size and finishes for manufactured products.  Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling. Specialty starches are used for biomaterial applications including biodegradable plastics, fabric softeners and detergents, hair and skin care applications, dusting powders for surgical gloves and in the production of glass fiber and insulation.

Specialty Ingredients.  We consider certain of our starch and sweetener products to be specialty ingredients.  Specialty ingredients comprised approximately 24 percent of our net sales for 2014, up from 21 percent in 2013.  Our specialty ingredients are aligned with growing market and consumer trends such as health and wellness, clean-label, affordability, indulgence and sustainability.  We plan to drive growth for our specialty ingredients portfolio by leveraging the following six platforms (or springboards): Wholesome, Texture, Nutrition, Sweetness, Delivery Systems and Green Solutions.

Wholesome - Clean-label solutions that enable front-of-pack claims	Nutrition - Nutritional carbohydrates with benefits of digestive health and energy management	Texture - Precise texture solutions designed to optimize consumer acceptance and build back texture

Delivery Systems - Functional ingredients designed to deliver superior emulsification and protection of flavors and other active ingredients	Sweetness - Sweetening systems that provide affordability, natural, reduced calorie, and sugar-free solutions	Green Solutions - Nature-based materials for replacement of synthetics in non-food applications

Wholesome: Specialty ingredients that provide clean-label solutions enabling front-of-pack claims for our customers.  Products include Novation clean label functional starches, value added pulse-based ingredients and Gluten Free offerings.  Texture: Specialty ingredients that provide food texture solutions for consumer acceptance and build back texture.  Include starch systems that replace more expensive ingredients and are designed to optimize customer formulation costs, texturizers that create rich, creamy mouth feel, and products that enhance texture in healthier offerings.  Nutrition: Specialty ingredients that provide nutritional carbohydrates with benefits of digestive health and energy management.  Our fibers and complimentary nutritional ingredients address the leading health and wellness concerns of consumers, including digestive health, infant nutrition, weight and energy management, aging and immunity.  Sweetness: Specialty ingredients that provide affordability, natural, reduced calorie and sugar-free sweetener solutions for our customers.  We have a broad portfolio of nutritive and non-nutritive sweeteners, including high potency sweeteners and our naturally based stevia sweetener.  Delivery Systems: Functional ingredients that are designed to deliver superior emulsification and protection of flavors and other active ingredients.  Products include starches to help emulsify or mix natural colors in beverages and specialty starches that encapsulate and protect flavors and vitamins in pharmaceuticals and spray-dried food ingredients.  Green Solutions: Bio-based solutions that help manufacturers become more sustainable by replacing synthetic materials with nature-based ingredients in personal care, home care and other industrial segments.

Each springboard addresses multiple consumer trends.  For instance, specialty texture solutions are leveraged to address consumer health and wellness, affordability and indulgence demands while wholesome solutions can address clean-label, indulgence and health and wellness consumer demands.  Specialty ingredients that provide nutrition solutions for health and wellness can also address food indulgence and convenience desires of consumers.  Specialty ingredients that provide sweetness solutions for health and wellness demands can also deliver affordability and food indulgence solutions.

Co-Products and others.  Co-products and others accounted for 18 percent, 17 percent and 19 percent of our net sales for 2014, 2013 and 2012, respectively.  Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods.  Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high-protein feed for chickens, pet food and aquaculture.

Geographic Scope and Operations

We are principally engaged in the production and sale of sweeteners and starches for a wide range of industries, and we manage our business on a geographic regional basis.  Our operations are classified into four reportable business segments: North America, South America, Asia Pacific and EMEA.  In 2014, approximately 55 percent of our net sales were derived from operations in North America, while net sales from operations in South America represented 21 percent.  Net sales from operations in Asia Pacific and EMEA represented approximately 14 percent and 10 percent, respectively, of our 2014 net sales.  See Note 12 of the notes to the consolidated financial statements entitled “Segment Information” for additional financial information with respect to our reportable business segments.

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

We are the largest manufacturer of corn-based starches and sweeteners in South America, with sales in Brazil, Colombia and Ecuador and the Southern Cone of South America, which includes Argentina, Chile, Peru and Uruguay.  Our South America segment includes 11 plants that produce regular, modified, waxy and tapioca starches, high fructose and high maltose syrups and syrup solids, dextrins and maltodextrins, dextrose, specialty starches, caramel color, sorbitol and vegetable adhesives.

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

Customers

We supply a broad range of customers in over 60 industries worldwide.  The following table provides the percentage of total net sales by industry for each of our segments for 2014:

	Total	North	South
Industries Served	Company	America	America	APAC	EMEA

Food	51%	48%	43%	65%	63%
Beverage	13%	17%	10%	7%	1%
Animal Nutrition	13%	14%	17%	6%	9%
Paper and Corrugating	9%	9%	9%	14%	3%
Brewing	7%	7%	14%	3%	0%
Other	7%	5%	7%	5%	24%
Total	100%	100%	100%	100%	100%

No customer accounted for 10 percent or more of our net sales in 2014, 2013 or 2012.

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

Research and Development

We have global research and development capabilities concentrated in Bridgewater, New Jersey.  Activities at Bridgewater include plant science and physical, chemical and biochemical modifications to food formulations, food sensory evaluation, as well as development of non-food applications, such as starch-based biopolymers.  In 2013, we expanded our Bridgewater facility with the addition of a lab and sensory evaluation space dedicated to our sweeteners portfolio.  In addition, we have product application technology centers that direct our product development teams worldwide to create product application solutions to better serve the ingredient needs of our customers.  Product development activity is focused on developing product applications for identified customer and market needs.  Through this approach, we have developed value-added products for use by customers in various industries.  We usually collaborate with customers to develop the desired product application either in the customers’ facilities, our technical service laboratories or on a contract basis. These efforts are supported by our marketing, product technology and technology support staff.  Research and development expense for 2014 was approximately $37 million.

Sales and Distribution

Our salaried sales personnel, who are generally dedicated to customers in a geographic region, sell our products directly to manufacturers and distributors. In addition, we have a staff that provides technical support to our sales personnel on an industry basis.  We generally contract with trucking companies to deliver our bulk products to customer destinations. In North America, we generally use trucks to ship to nearby customers. For those customers located considerable distances from our plants, we use either rail or a combination of railcars and trucks to deliver our products. We generally lease railcars for terms of three to ten years.

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

Employees

As of December 31, 2014 we had approximately 11,400 employees, of which approximately 1,900 were located in the United States.  Approximately 36 percent of US and 48 percent of our non-US employees are unionized.  Of our total, we have approximately 1,100 temporary employees.

Government Regulation and Environmental Matters

As a manufacturer and marketer of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various federal, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act.  We and many of our

products are also subject to regulation by various government agencies, including the United States Food and Drug Administration.   Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity and labeling.  Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines.  No such fines of a material nature were imposed on us in 2014.  We may also be required to comply with federal, state, foreign and local laws regulating food handling and storage.  We believe these laws and regulations have not negatively affected our competitive position.

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

During 2014, we spent approximately $9 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects.  We currently anticipate that we will spend approximately $8 million for environmental facilities and programs in both 2015 and 2016.

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

Name	Age	Positions, Offices and Business Experience

Ilene S. Gordon	61

Chairman of the Board, President and Chief Executive Officer of the Company since May 4, 2009. Ms. Gordon was President and Chief Executive Officer of Rio Tinto’s Alcan Packaging, a multinational business unit engaged in flexible and specialty packaging, from October 2007 until she took office as Chairman of the Board, President and Chief Executive Officer of the Company. From December 2006 to October 2007, Ms. Gordon was a Senior Vice President of Alcan Inc. and President and Chief Executive Officer of Alcan Packaging. Alcan Packaging was acquired by Rio Tinto in October 2007. From 2004 until December 2006, Ms. Gordon served as President of Alcan Food Packaging Americas, a division of Alcan Inc. From 1999 until Alcan’s December 2003 acquisition of Pechiney Group, Ms. Gordon was a Senior Vice President of Pechiney Group and President of Pechiney Plastic Packaging, Inc., a global flexible packaging business. Prior to joining Pechiney in June 1999, Ms. Gordon spent 17 years with Tenneco Inc., where she most recently served as Vice President and General Manager, heading up Tenneco’s folding carton business. Ms. Gordon also serves as a director of International Paper Company, a global paper and packaging company. She served as a director of Arthur J. Gallagher & Co., an international insurance brokerage and risk management business, from 1999 to May 15, 2013 and as a director of United Stationers Inc., a wholesale distributor of business products and a provider of marketing and logistics services to resellers, from January 2000 until May 2009. Ms. Gordon also serves as a director of Northwestern Memorial Hospital, The Executives’ Club of Chicago, the Economic Club of Chicago, The Chicago Council on Global Affairs and World Business Chicago. She is also a trustee of The MIT Corporation and The Conference Board. Ms. Gordon holds a Bachelor’s degree in mathematics from the Massachusetts Institute of Technology (MIT) and a Master’s degree in management from MIT’s Sloan School of Management.

Christine M. Castellano	49	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since

April 1, 2013.  Prior to that Ms. Castellano served as Senior Vice President, General Counsel and Corporate Secretary from October 1, 2012 to March 31, 2013. Ms. Castellano previously served as Vice President International Law and Deputy General Counsel from April 28, 2011 to September 30, 2012, Associate General Counsel, South America and Europe from January 1, 2011 to April 27, 2011, and as Associate General International Counsel from 2004 to December 31, 2010.  Prior to that, Ms. Castellano served as Counsel US and Canada from 2002 to 2004.  Ms. Castellano joined CPC International, Inc. now Unilever Bestfoods (“CPC”) as Operations Attorney in September 1996 and held that position until 2002.  CPC was a worldwide group of businesses, principally engaged in three major industry segments: consumer foods, baking and corn refining.  Ingredion commenced operations as a spin-off of CPC’s corn refining business.  Prior to joining CPC, Ms. Castellano was an income partner in the law firm McDermott Will & Emery from January 1, 1996 and had served as an associate in that firm from 1991 to December 31, 1996.  She also serves as a trustee of the John Marshall Law School and the Peggy Notebaert Nature Museum.  Ms. Castellano holds a Bachelor degree in political science from the University of Colorado and a Juris Doctor degree from the University of Michigan School of Law.

Ricardo de Abreu Souza	64

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

Anthony P. DeLio	59

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

Jack C. Fortnum	58

Executive Vice President and Chief Financial Officer since January 6, 2014.  Prior to that Mr. Fortnum served as Executive Vice President and President, North America from February 1, 2012 to January 5, 2014.  Mr. Fortnum previously served as Executive Vice President and President, Global Beverage, Industrial and North America Sweetener Solutions from October 1, 2010 to January 31, 2012.  Prior thereto, Mr. Fortnum served as Vice President from 1999 to September 30, 2010 and President of the North America Division from May 2004 to September 30, 2010. Mr. Fortnum joined CPC in 1984 and held positions of increasing responsibility including serving as President, US/Canadian Region of the Company from July 2003 to May 2004. Mr. Fortnum is a former Chairman of the Board of the Corn Refiners Association.  Mr. Fortnum holds a Bachelor degree in economics from the University of Toronto and completed the Senior Business Administration Course offered by McGill University.

Diane J. Frisch	60

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

Matthew R. Galvanoni	42

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

Jorgen Kokke	46

Senior Vice President and President, Asia Pacific since September 16, 2014.  Mr. Kokke previously served as Vice President and General Manager, Asia Pacific from January 6, 2014 to September 15, 2014.  Prior to that, Mr. Kokke served as Vice President and General Manager, EMEA since joining National Starch on March 1, 2009.  Prior to that, he served as a Vice President of CSM NV, a global food ingredients supplier, where he had responsibility for the global Purac Food & Nutrition business from 2006 to 2009.  Prior thereto, Mr. Kokke was Director of Strategy and Business Development at CSM NV.  Prior to that he held a variety of roles of increasing responsibility in sales, business development, marketing and general management in Unilever’s Loders Crocklaan Group.  Mr. Kokke holds a Master degree in economics from the University of Amsterdam.

John F. Saucier	61	Senior Vice President, Corporate Strategy and Global Business Development since October 1, 2010. Mr. Saucier previously served as Vice President and President Asia/Africa Division

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

Robert J. Stefansic	53

Senior Vice President, Operational Excellence, Sustainability and Chief Supply Chain Officer since May 28, 2014.  From January 1, 2014 to May 27, 2014, Mr. Stefansic served as Senior Vice President, Operational Excellence and Environmental, Health, Safety & Sustainability.  Prior to that, Mr. Stefansic served as Vice President, Operational Excellence and Environmental, Health, Safety and Sustainability from August 1, 2011 to December 31, 2013. He previously served as Vice President, Global Manufacturing Network Optimization and Environmental, Health, Safety and Sustainability of National Starch, from November 1, 2010 to July 31, 2011. Prior to that, he served as Vice President, Global Operations of National Starch from November 1, 2006 to October 31, 2010.  Prior to that, he served as Vice President, North America Manufacturing of National Starch from December 13, 2004 to October 31, 2006.  Prior to joining National Starch he held positions of increasing responsibility with The Valspar Corporation, General Chemical Corporation and Allied Signal Corporation.  Mr. Stefansic holds a Bachelor degree in chemical engineering and a Master degree in business administration from the University of South Carolina.

James P. Zallie	53

Executive Vice President, Global Specialties and President North America and EMEA since January 6, 2014.  Prior to that Mr. Zallie served as Executive Vice President, Global Specialties and President, EMEA and Asia Pacific from February 1, 2012 to January 5, 2014. Mr. Zallie previously served as Executive Vice President and President, Global Ingredient Solutions from October 1, 2010 to January 31, 2012.  Mr. Zallie previously served as President and Chief Executive Officer of the National Starch business from January 2007 to September 30, 2010.   Mr. Zallie worked for

National Starch for more than 27 years in various positions of increasing responsibility, first in technical, then marketing and then international business management positions. Mr. Zallie also serves as a director of Innophos Holdings, Inc., a leading international producer of performance-critical and nutritional specialty ingredients with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets.  He holds Masters degrees in food science and business administration from Rutgers University and a Bachelor of Science degree in food science from Pennsylvania State University.

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

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with whom we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Economic conditions in the South America, the European Union and many other countries and regions in which we do business have experienced various levels of weakness over the last few years, and may remain challenging for the foreseeable future.  General business and economic conditions that could affect us include the strength of the economies in which we operate, unemployment, inflation and fluctuations in debt markets.  While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.

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

We primarily sell world commodities.  Historically, local prices have adjusted relatively quickly to offset the effect of local currency devaluations, although we cannot guarantee this in the future.  Due to pricing controls on many consumer products instituted by the Argentina government, it has taken longer than in the past to achieve pricing improvement in that country.  Also, the recent strength in the US dollar may provide some challenges to our sales prices as it could take an extended period of time to fully recapture the impact of foreign currency devaluation.

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

Energy costs represent approximately 11 percent of our finished product costs. We use energy primarily to create steam in our production process and to dry product.  We consume coal, natural gas, electricity, wood and fuel oil to generate energy.  In Pakistan, the overall economy has been slowed by severe energy shortages which both negatively impact our ability to produce sweeteners and starches, and also negatively impact the demand from our customers due to their inability to produce their end products because of the shortage of reliable energy.

The market prices for our raw materials may vary considerably depending on supply and demand, world economies and other factors.  We purchase these commodities based on our anticipated usage and future outlook for these costs.  We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.

In North America, we sell a large portion of our finished products at firm prices established in supply contracts typically lasting for periods of up to one year.  In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures and options contracts, or take other hedging positions in the corn futures market.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our animal feed and corn oil) in order to mitigate the price risk of animal feed and corn oil sales.  These derivative contracts typically mature within one year.  At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn (or soybean oil) and the derivative contract price.  These hedging instruments are subject to fluctuations in value; however, changes in the value of the underlying exposures we are hedging generally offset such fluctuations.  The fluctuations in the fair value of these hedging instruments may affect our cash flow.  We fund any unrealized losses or receive cash for any unrealized gains on futures contracts on a daily basis.  While the corn futures contracts or hedging positions are intended to minimize the effect of volatility of corn costs on operating profits, the hedging activity can result in losses, some of which may be material.  Outside of North America, sales of finished products under long-term, firm-priced supply contracts are not material.  We also use over-the-counter natural gas swaps to hedge portions of our natural gas costs, primarily in our North American operations.

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

We operate in a highly competitive environment.  Many of our products compete with virtually identical or similar products manufactured by other companies in the starch and sweetener industry.  In the United States, there are competitors, several of which are divisions of larger enterprises that have greater financial resources than we do. Some of these competitors, unlike us, have vertically integrated their corn refining and other operations.  Many of our products also compete with products made from raw materials other than corn, including cane and beet sugar.  Fluctuation in prices of these competing products may affect prices of, and profits derived from, our products.  In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially HFCS.  Competition in markets in which we compete is largely based on price, quality and product availability.

Changes in consumer preferences and perceptions may lessen the demand for our products, which could reduce our sales and profitability and harm our business.

Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products containing sweetener products, including HFCS, in favor of foods that are perceived as being more healthy, could reduce our sales and profitability, and such reductions could be material. Increasing concern among consumers, public health professionals and government agencies about the potential health concerns associated with obesity and inactive lifestyles represent a significant challenge to some of our customers, including those engaged in the food and soft drink industries.

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

Our information technology systems, some of which are dependent on services provided by third parties, provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements, and other processes necessary to manage our business.  We have put in place security measures to protect ourselves against cyber-based attacks and disaster recovery plans for our critical systems.  However, if our information technology systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and our disaster recovery plans do not effectively mitigate on a timely basis, we may encounter disruptions that could interrupt our ability to manage our operations and suffer damage to our reputation, which may adversely impact our revenues, operating results and financial condition.

Our profitability could be negatively impacted if we fail to maintain satisfactory labor relations.

Approximately 36 percent of our US and 48 percent of our non-US employees are members of unions.  Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

Our reliance on certain industries for a significant portion of our sales could have a material adverse effect on our business.

Approximately 51 percent of our 2014 sales were made to companies engaged in the food industry and approximately 13 percent were made to companies in both the beverage and animal nutrition markets.  Additionally, sales to the paper and corrugating industry and the brewing industry represented approximately 9 percent and 7 percent of our 2014 net sales, respectively.  If our food customers, beverage customers, brewing industry customers, paper and corrugating customers or animal feed customers were to substantially decrease their purchases, our business might be materially adversely affected.

Natural disasters, war, acts and threats of terrorism, pandemic and other significant events could negatively impact our business.

If the economies of any countries where we sell or manufacture products are affected by natural disasters; such as earthquakes, floods or severe weather; war, acts of war or terrorism; or the outbreak of a pandemic; it could result in asset write-offs, decreased sales and overall reduced cash flows.

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

We perform an annual impairment assessment for goodwill and our indefinite-lived intangible assets, and as necessary, for other long-lived assets.  If the results of such assessments were to show that the fair value of these assets were less than the carrying values, we could be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material.  The results of our impairment testing in the fourth quarter of 2014 indicated that the estimated fair value of our Southern Cone of South America reporting unit was less than its carrying amount primarily due to the impacts on its fair value of the elongation of unfavorable financial trends, such as the impact of higher production costs and our inability to increase selling prices to a level sufficient to recover the impacts of inflation and currency devaluation.  Also, the political and economic volatility in the region and continued uncertainty in Argentina negatively impacted our earnings forecasts in the near term.  Therefore, we recorded a non-cash impairment charge of $33 million in the fourth quarter of 2014 to write-off the remaining balance of goodwill for this reporting unit.  Additionally, based on the results of the annual assessment, we concluded that as of October 1, 2014, it was more likely than not that the fair value of all other reporting units was greater than their carrying value (although the $32 million of goodwill at our Brazil reporting unit continues to be closely monitored due to recent trends experienced in this reporting unit, such as continued economic headwinds and heightened competition).

Even though it was determined that there was no additional long-lived asset impairment as of October 1, 2014, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of October 1, 2015.

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

The carrying values of deferred tax assets, which are predominantly in the US, United Kingdom, Mexico and Korea, are dependent upon our ability to generate future taxable income in these jurisdictions.  In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

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

Also, we are subject to risks related to such matters as product quality or contamination; compliance with environmental, health and safety regulations; and customer product liability claims.  The liabilities that could result from these risks may not always be covered by, or could exceed the limits of our insurance coverage related to product liability and food safety matters.  In addition, negative publicity caused by product liability and food safety matters may damage our reputation.  The occurrence of any of the matters described above could adversely affect our revenues and operating results.

We may not have access to the funds required for future growth and expansion.

We may need additional funds to grow and expand our operations. We expect to fund our capital expenditures from operating cash flow to the extent we are able to do so.  If our operating cash flow is insufficient to fund our capital expenditures, we may either reduce our capital expenditures or utilize our general credit facilities.  For further strategic growth through mergers or acquisitions, we may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of non-productive assets.  We cannot provide any assurance that our cash flows from operations will be sufficient to fund anticipated capital expenditures or that we will be able to obtain additional funds from financial markets or from the sale of assets at terms favorable to us.  If we are unable to generate sufficient cash flows or raise sufficient additional funds to cover our capital expenditures or other strategic growth opportunities, we may not be able to achieve our desired operating efficiencies and expansion plans, which may adversely impact our competitiveness and, therefore, our results of operations.  Our working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of corn and other agricultural commodities, which may fluctuate significantly and change quickly.

We may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures and require significant management resources.

We regularly review potential acquisitions of complementary businesses, technologies, services or products, as well as potential strategic alliances. We may be unable to find suitable acquisition candidates or appropriate partners with which to form partnerships or strategic alliances. Even if we identify appropriate acquisition or alliance candidates, we may be unable to complete such acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an acquired business (such as Penford), technology, service or product into our existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of our business. Moreover, we may not realize the anticipated benefits of any acquisition or strategic alliance, and such transactions may not generate anticipated financial results. Future acquisitions could also require us to issue equity securities, incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business.

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

We have electricity co-generation facilities at all of our US and Canadian plants with the exception of Indianapolis, North Kansas City, Stockton, Charleston and Mapleton, as well as at our plants in San Juan del Rio, Mexico; Mexico City, Mexico; Baradero, Argentina; Cali, Colombia; and Balsa Nova and Mogi-Guacu, Brazil, that provide electricity at a lower cost than is available from third parties. We generally own and operate these co-generation facilities, except for the facilities at our Cardinal, Ontario; and Balsa Nova and Mogi-Guacu, Brazil locations, which are owned by, and operated pursuant to co-generation agreements with third parties.

In recent years, we have made significant capital expenditures to update, expand and improve our facilities, spending $276 million in 2014.  We believe these capital expenditures will allow us to operate efficient facilities for the foreseeable future.   We currently anticipate that capital expenditures for 2015 will approximate $300 million.

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

On May 23, 2014, the defendants asked the court for leave to amend their counterclaim to add the individual sugar companies as counterclaim defendants.  The motion for leave to amend was denied by the court on August 4, 2014 and this decision is in the process of being appealed by the defendants.  On August 26, 2014, each of the Company and Tate & Lyle filed motions to disqualify the plaintiffs’ lead counsel, Squire Patton Boggs, due to a conflict of interest arising from Squire Sanders’ merger with Patton Boggs, a firm which represents each of the Company and Tate & Lyle.  In addition, on August 26, 2014, the defendants filed two separate motions for summary judgment, one on the issue of liability and the other on the issue of damages, and the plaintiffs filed a motion for summary judgment with respect to the defendants’ counterclaim.

The motion to disqualify the plaintiff’s attorneys was argued before the court on both November 13 and November 25, 2014.  On February 13, 2015, the court granted the Company’s and Tate & Lyle’s motions to dismiss Squire Patton Boggs due to a conflict of interest.  The schedule for arguing the summary judgment motions and the pre-trial conference have been delayed until May 5, 2015 while the plaintiffs seek replacement counsel in the case.

We continue to believe that the second amended complaint is without merit and intend to vigorously defend this case.  In addition, we intend to vigorously pursue our rights in connection with the counterclaim.

We are also party to a large number of labor claims relating to our Brazilian operations.  We have reserved an aggregate of approximately $5 million as of December 31, 2014 in respect of these claims.  These labor claims primarily relate to dismissals, severance, health and safety, work schedules and salary adjustments.

We are currently subject to various other claims and suits arising in the ordinary course of business, including certain environmental proceedings and other commercial claims.  We do not believe that the results of such legal proceedings, even if unfavorable to us, will be material to us.  There can be no assurance, however, that such claims or suits or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “INGR.”  The number of holders of record of our common stock was 5,078 at January 31, 2015.

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

The quarterly high and low sales prices for our common stock and cash dividends declared per common share for 2013 and 2014 are shown below.

	1st QTR	2nd QTR	3rd QTR	4th QTR
2014
Market prices
High	$70.00	$77.92	$80.54	$87.20
Low	58.28	65.25	73.10	69.94
Per share dividends declared	$0.42	$0.42	$0.42	$0.42

2013
Market prices
High	$72.58	$74.31	$72.19	$70.48
Low	62.44	62.65	60.62	63.49
Per share dividends declared	$0.38	$0.38	$0.38	$0.42

Issuer Purchases of Equity Securities:

The following table summarizes information with respect to our purchases of our common stock during the fourth quarter of 2014.

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Oct. 1 – Oct. 31, 2014	—	—	—	847 shares
Nov. 1 – Nov. 30, 2014	—	—	—	847 shares
Dec. 1 – Dec. 31, 2014	672	78.45	672	5,176 shares	*
Total	672	78.45	672

*On December 12, 2014, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019.  The Company’s previously authorized stock repurchase program permitting the purchase of up to 4 million shares has been almost fully utilized with 176 thousand shares available to be repurchased as of December 31, 2014.

ITEM 6.                         SELECTED FINANCIAL DATA

Selected financial data is provided below.

(in millions, except per share amounts)	2014		2013	2012		2011		2010 (a)
Summary of operations:
Net sales	$5,668		$6,328	$6,532		$6,219		$4,367
Net income attributable to Ingredion	355	(b)	396	428	(c)	416	(d)	169	(e)
Net earnings per common share of Ingredion:
Basic	$4.82	(b)	$5.14	$5.59	(c)	$5.44	(d)	$2.24	(e)
Diluted	$4.74	(b)	$5.05	$5.47	(c)	$5.32	(d)	$2.20	(e)
Cash dividends declared per common share of Ingredion	$1.68		$1.56	$0.92		$0.66		$0.56
Balance sheet data:
Working capital	$1,423		$1,394	$1,427		$1,176		$881
Property, plant and equipment-net	2,073		2,156	2,193		2,156		2,156
Total assets	5,091		5,360	5,592		5,317		5,040
Long-term debt	1,804		1,717	1,724		1,801		1,681
Total debt	1,827		1,810	1,800		1,949		1,769
Total equity (f)	$2,207		$2,429	$2,459		$2,133		$2,001
Shares outstanding, year end	71.3		74.3	77.0		75.9		76.0
Additional data:
Depreciation and amortization	$195		$194	$211		$211		$155
Capital expenditures	276		298	313		263		159

(a)   Includes National Starch from October 1, 2010 forward.

(b)   Includes a $33 million impairment charge ($0.44 per diluted common share) to write-off goodwill at our Southern Cone of South America reporting unit and after-tax costs of $1 million ($0.02 per diluted common share) related to the pending Penford acquisition.

(c)   Includes a $13 million benefit from the reversal of a valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share), after-tax charges for impaired assets and restructuring costs of $23 million ($0.29 per diluted common share), an after-tax gain from a change in a North American benefit plan of $3 million ($0.04 per diluted common share), after-tax costs of $3 million ($0.03 per diluted common share) relating to the integration of National Starch and an after-tax gain from the sale of land of $2 million ($0.02 per diluted common share).  See Notes 4 and 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

(d)   Includes a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States, an after-tax gain of $18 million ($0.23 per diluted common share) pertaining to a change in a postretirement plan, after-tax charges of $7 million for restructuring costs ($0.08 per diluted common share) and after-tax costs of $21 million ($0.26 per diluted common share) relating to the integration of National Starch.

(e)   Includes $14 million of after-tax charges for bridge loan and other financing costs ($0.18 per diluted common share), after-tax costs related to the National Starch acquisition of $26 million ($0.34 per diluted common share), after-tax charges of $22 million ($0.29 per diluted common share) for impaired assets and other costs primarily associated with our operations in Chile and after-tax charges of $18 million ($0.23 per diluted common share) relating to the sale of National Starch inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules.

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

Our Strategic Blueprint continues to guide our decision-making and strategic choices with an emphasis on value-added ingredients for our customers. The foundation of our Strategic Blueprint is operational excellence, which includes our focus on safety, quality and continuous improvement.  We see growth opportunities in three areas.  First is organic growth as we work to expand our current business.  Second, we are focused on broadening our ingredient portfolio of on-trend products through internal and external business development.  Finally, we look for growth from geographic expansion as we pursue extension of our reach to new locations.  The ultimate goal of these strategies and actions is to deliver increased shareholder value.

Critical success factors in our business include managing our significant manufacturing costs, including costs for corn, other raw materials and utilities.  In addition, due to our global operations we are exposed to fluctuations in foreign currency exchange rates.  We use derivative financial instruments, when appropriate, for the purpose of minimizing the risks and/or costs associated with fluctuations in certain raw material and energy costs, foreign exchange rates and interest rates.  Also, the capital intensive nature of our business requires that we generate significant cash flow over time in order to selectively reinvest in our operations and grow organically, as well as through strategic acquisitions and alliances.  We utilize certain key financial metrics relating to working capital, debt and return on capital employed to monitor our progress toward achieving our strategic business objectives (see section entitled “Key Financial Performance Metrics”).

Our net income per diluted common share for 2014 declined 6 percent from 2013 due to the recording of a non-cash impairment charge of $33 million to write-off goodwill at our Southern Cone of South America business unit and $2 million of costs related to our pending acquisition of Penford Corporation.  Without these items, our diluted earnings per common share would have increased 3 percent from 2013.  Our operating income, excluding the impairment charge and acquisition costs, was up slightly from a year ago as growth in EMEA, Asia Pacific and reduced corporate expenses were substantially offset by weaker results in North America and South America.  In North America, our largest segment, operating income declined 6 percent primarily reflecting the unfavorable impact of harsh winter weather conditions on our business in the first quarter of 2014.  South America operating income fell 7 percent driven by the impact of difficult economic conditions in the Southern Cone of South America and unfavorable currency translation driven by the stronger US dollar.  Operating income grew in both Asia Pacific and EMEA reflecting volume and gross margin growth.  Given that both Asia Pacific and EMEA possess strong specialty product portfolios, we remain confident regarding future growth in these segments.

Our operating cash flow of $731 million for 2014 grew 18 percent from 2013.  We continue to use our operating cash flow to invest in our business and reward shareholders.  Our acquisition of Penford Corporation (see below) is expected to close in the first quarter of 2015 pending regulatory approval.  It should be immediately accretive to earnings and will enhance our specialty ingredient product portfolio.  Additionally, we continue to make strategic investments in research and development and capital for our specialty product portfolio.  During 2014 we repurchased 3.8 million of our common shares and our board of directors recently authorized the repurchase of an additional five million shares over the next five years.  We also continued to pay quarterly cash dividends to our shareholders. Our balance sheet is strong and positions us well for future strategic initiatives.

Looking ahead, we anticipate that our operating income and net income will grow in 2015 compared to 2014.  In North America, we expect operating income to increase as we do not expect a repetition of the adverse weather effect that we experienced in the first quarter of 2014 and to benefit from anticipated improvement in price/product price mix.  In South America, we expect modest operating income growth driven primarily by good cost management. We anticipate slow economic growth and continued foreign exchange headwinds in that segment for 2015.  In Argentina, the political and economic environment remains volatile, challenging and uncertain, and we currently believe that our full year 2015 operating income in that country will be flat relative to 2014.  Operating income in both Asia Pacific and EMEA should continue to grow in 2015, despite currency headwinds associated with a stronger US dollar.  We anticipate that this growth will be driven primarily by improved price/product mix from our specialty ingredient product portfolio and effective cost control.

On October 14, 2014, we entered into a definitive agreement to acquire Penford Corporation (“Penford”), a US-based leader in specialty ingredients for food and non-food applications.  The acquisition has been approved by the boards of directors of both companies and by the shareholders of Penford.  It is subject to approval by regulators as well as to other customary closing conditions.  The purchase price is estimated to be $340 million, including the assumption of debt.  We expect to fund the acquisition of Penford with available cash and proceeds from borrowings under our revolving credit agreement.

Penford, headquartered in Centennial, Colorado had net sales of $444 million in fiscal year 2014.  Penford employs approximately 443 people and operates six plants in the United States, all of which manufacture specialty starches.  See Note 3 of the notes to the consolidated financial statements for additional information.

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

2014 Compared to 2013

Net Income attributable to Ingredion.  Net income attributable to Ingredion for 2014 decreased to $355 million, or $4.74 per diluted common share, from $396 million, or $5.05 per diluted common share in 2013.  Our results for 2014 include an impairment charge of $33 million ($0.44 per diluted common share) to write-off goodwill at our Southern Cone of South America reporting unit (see Note 4 of the notes to the consolidated financial statements for additional information) and after-tax costs of $2 million ($0.02 per diluted common share) related to our pending acquisition of Penford.  Without the impairment charge and acquisition costs, our net income would have declined 2 percent from 2013, while our diluted earnings per share would have grown by 3 percent.  This improvement in our diluted earnings per common share was driven by the favorable impact of our share repurchases.

Net Sales.  Net sales for 2014 decreased to $5.67 billion from $6.33 billion in 2013, primarily reflecting reduced net sales in North America driven by lower raw material costs (primarily corn) that were reflected in our product pricing.

A summary of net sales by reportable business segment is shown below:

(in millions)	2014	2013	Increase (Decrease)	% Change
North America	$3,093	$3,647	$(554)	(15)%
South America	1,203	1,334	(131)	(10)%
Asia Pacific	794	805	(11)	(1)%
EMEA	578	542	36	7%

Total	$5,668	$6,328	$(660)	(10)%

The decrease in net sales was driven by an 8 percent price/product mix decline primarily attributable to lower raw material costs and unfavorable currency translation of 4 percent due to the stronger US dollar.  A 2 percent volume increase partially offset the unfavorable impacts of the reduced selling prices and currency translation.

Net sales in North America decreased 15 percent, primarily reflecting a 16 percent price/product mix decline driven principally by lower raw material costs.  A 2 percent volume improvement more than offset unfavorable currency translation of 1 percent in Canada.  Net sales in South America decreased 10 percent, as a 16 percent decline attributable to weaker foreign currencies more than offset price/product mix improvement of 6 percent.  Volume in the segment was flat.  Asia Pacific net sales declined 1 percent, as a 5 percent price/product mix decline and unfavorable currency translation of 2 percent, more than offset volume growth of 6 percent.  EMEA net sales grew 7 percent reflecting price/product mix improvement of 3 percent, 3 percent volume growth and favorable currency translation of 1 percent primarily attributable to a stronger British Pound Sterling.

Cost of Sales.  Cost of sales for 2014 decreased 12 percent to $4.55 billion from $5.20 billion in 2013.  This reduction primarily reflects lower raw material costs and the effects of currency translation.  Gross corn costs per ton for 2014 decreased approximately 24 percent from 2013, driven by lower market prices for corn.  Currency translation caused cost of sales for 2014 to decrease approximately 4 percent from 2013, reflecting the impact of weaker foreign currencies, particularly in South America.  Our gross profit margin for 2014 was 20 percent, compared to 18 percent in 2013.  Despite reduced selling prices driven by lower corn costs, we have generally maintained per unit gross profit dollar levels, resulting in the improved gross profit margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for 2014 declined to $525 million from $534 million in 2013.  The decrease was driven principally by foreign currency weakness which more than offset slightly higher compensation-related costs.  Currency translation caused SG&A expenses for 2014 to decrease approximately 4 percent from 2013.  SG&A expenses represented 47 percent of gross profit in 2014, consistent with 2013.

Other Income-net.  Other income-net of $24 million for 2014 increased from other income-net of $16 million in 2013.  This increase primarily reflects $7 million of income associated with a tax indemnification agreement relating to a subsidiary acquired from Akzo Nobel N.V. (“Akzo”) in 2010 and a $3 million gain from the sale of our idled plant in Kenya.  In the third quarter of 2014, we recognized a charge to our income tax provision for an unfavorable income tax audit result at the former Akzo subsidiary related to a pre-acquisition period for which we are indemnified by Akzo.  The costs incurred by the acquired subsidiary are recorded in our provision for income taxes while the reimbursement from Akzo under the indemnification agreement is recorded as other income.  The impact on our net income is zero.

Operating Income.  A summary of operating income is shown below:

(in millions)	2014	2013	Favorable (Unfavorable) Variance	Favorable (Unfavorable) % Change
North America	$375	$401	$(26)	(6)%
South America	108	116	(8)	(7)%
Asia Pacific	103	97	6	6%
EMEA	95	74	21	28%
Corporate expenses	(65)	(75)	10	13%
Write-off of impaired assets	(33)	—	(33)	nm
Acquisition costs	(2)	—	(2)	nm
Operating income	$581	$613	$(32)	(5)%

Operating income for 2014 decreased to $581 million from $613 million in 2013.  Operating income for 2014 includes a $33 million charge to write-off impaired goodwill at our Southern Cone of South America reporting unit and $2 million of costs associated with our pending acquisition of Penford.  Without the impairment charge and acquisition costs, operating income for 2014 would have been essentially flat with 2013.  Our operating income primarily reflects earnings growth in EMEA and Asia Pacific along with reduced corporate expenses, which basically offset lower earnings in North America and South America.  Unfavorable currency translation attributable to a stronger US dollar reduced operating income by approximately $28 million from 2013.

North America operating income decreased 6 percent to $375 million from $401 million in 2013.  The decline primarily reflects our weak first quarter 2014 results that were negatively impacted by harsh winter weather conditions that caused higher energy, transportation and production costs.  Additionally, currency translation associated with a weaker Canadian dollar caused operating income to decrease by approximately $7 million in North America.  We are pursuing insurance recoveries for the property and business interruption loss that was caused by the harsh winter weather.  South America operating income decreased 7 percent to $108 million from $116 million in 2013.  The decrease was driven by weaker results in the Southern Cone of South America, which more than offset earnings growth in Brazil.  The operating income decline in the Southern Cone of South America primarily reflects the impact of higher production costs and our inability to increase selling prices to a level sufficient to recover the impacts of inflation and currency devaluation.  Translation effects associated with weaker South American currencies (particularly the Argentine Peso and Brazilian Real) caused operating income to decrease by approximately $18 million.  We currently anticipate that our business in South America will continue to be challenged by difficult economic conditions in 2015.  Asia Pacific operating income grew 6 percent to $103 million from $97 million in 2013.  This increase was driven principally by volume growth in our Asian business and lower corn costs in South Korea.   Unfavorable translation effects associated with weaker Asian currencies caused Asia Pacific operating income to decrease by approximately $3 million.  EMEA operating income rose 28 percent to $95 million from $74 million in 2013.  The improved earnings primarily reflect improved selling prices, volume growth and manufacturing efficiencies resulting from capital investments, particularly in Europe, and lower energy costs in Pakistan.

Financing Costs-net.  Financing costs-net decreased to $61 million in 2014 from $66 million in 2013.  The decline reflects a decrease in interest expense, an increase in interest income and a reduction in foreign currency transaction losses.   The reduction in interest expense reflects lower average interest rates driven by the effect of our interest rate swaps, which more than offset the impact of higher average borrowings.  The increase in interest income was driven principally by higher interest rates on our cash investments.

Provision for Income Taxes.  Our effective tax rate was 30.2 percent in 2014, as compared to 26.3 percent in 2013.  In the fourth quarter of 2014 we impaired goodwill in our Southern Cone subsidiaries and recorded a charge of $33 million without a tax benefit, which increased the effective tax rate by 1.8 percentage points.  We use the US dollar as the functional currency for our subsidiaries in Mexico.  Because of the decline in the value of the Mexican peso versus the US dollar, primarily late in 2014, the Mexican tax provision includes an unfavorable impact of approximately $7 million, or 1.3 percentage points in our effective tax rate, primarily associated with foreign currency transaction gains for local income tax purposes on net US dollar monetary assets held in Mexico for which there is no corresponding gain in our pre-tax income.  The tax provision also includes approximately $7 million for an unfavorable audit result at a National

Starch subsidiary related to a pre-acquisition period for which we are indemnified by Akzo.  Additionally, the 2014 tax provision includes $12 million of net favorable reversals of previously unrecognized tax benefits due to the lapsing of the statute of limitations.   We have significant operations in Canada, Mexico and Thailand where the statutory tax rates are 25 percent, 30 percent and 20 percent, respectively.  In addition, our subsidiary in Brazil has a lower effective tax rate of 26 percent including local tax incentives.

Our effective tax rate for 2013 includes approximately $2 million of tax benefits related to the January 2, 2013 enactment of the US American Taxpayer Relief Act of 2012.  We also received a favorable tax determination from the Canadian courts during 2013 that resulted in approximately $4 million of tax benefits related to prior years, and an additional $2 million related to 2013.  In addition, in 2013, we recognized approximately $11 million of tax benefits related to net changes in previously unrecognized tax benefits and global provision to return adjustments.

Without the impact of the items described above, our effective tax rates for 2014 and 2013 would have been approximately 28 percent and 30 percent, respectively.  See Note 8 of the notes to the consolidated financial statements for additional information.

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests was $8 million in 2014, up from $7 million in 2013.  The increase primarily reflects improved net income at our non-wholly-owned operation in Pakistan.

Comprehensive Income.  We recorded comprehensive income of $156 million in 2014, as compared with $288 million in 2013.  The decrease in comprehensive income primarily reflects a $75 million unfavorable variance relating mainly to the reduced funded status of our pension and postretirement benefit plans associated with lower discount rates and a revised mortality table, a $58 million unfavorable variance in the cumulative translation adjustment and our lower net income of $40 million, partially offset by a $44 million favorable variance associated with our cash-flow hedging activity.  The unfavorable variance in the cumulative translation adjustment reflects a greater weakening in end of period foreign currencies relative to the US dollar, as compared to a year ago.

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

Net sales in North America decreased 3 percent, as a 4 percent volume decline and slightly unfavorable currency translation attributable to a weaker Canadian dollar more than offset improved price/product mix of 2 percent.  Increased selling prices helped to offset higher corn costs.  Net sales in South America decreased 9 percent, as a 10 percent decline attributable to weaker foreign currencies and a 2 percent volume reduction more than offset a 3 percent price/product mix improvement.  The volume reduction primarily reflects weaker economic conditions, particularly in the Southern Cone of South America and in Brazil, and reduced sales to the brewing industry where excess industry capacity resulted in weaker brewery demand for high maltose in Brazil.  Asia Pacific net sales declined 1 percent, as a volume decline of 2 percent and slightly unfavorable currency translation effects more than offset a 1 percent price/product mix improvement.  The volume reduction reflects the effect of the fourth quarter 2012 sale of our investment in our Chinese non-wholly-owned consolidated subsidiary, Shouguang Golden Far East Modified Starch Co., Ltd. (“GFEMS”).  Without net sales of $23 million from GFEMS in 2012, Asia Pacific net sales for 2013 would have increased 2 percent and volume would have grown 1 percent from a year ago.  EMEA net sales grew 6 percent reflecting price/product mix improvement of 8 percent and 1 percent volume growth, which more than offset unfavorable currency translation of 3 percent.  Without an $11 million sales reduction attributable to the closure of our plant in Kenya, EMEA net sales for 2013 would have increased approximately 8 percent and volume would have grown approximately 3 percent from 2012.

Cost of Sales.  Cost of sales for 2013 decreased 2 percent to $5.20 billion from $5.29 billion in 2012.  Higher raw material costs were more than offset by reduced volume, the effects of currency translation and the impacts of continued cost savings focus.  Pricing actions by us limited the unfavorable impact of higher raw material costs on our operating income.  Currency translation caused cost of sales for 2013 to decrease approximately 3 percent from 2012, reflecting the impact of weaker foreign currencies, particularly in South America.  Gross corn costs per ton for 2013 increased approximately 1 percent from 2012, driven by higher market prices for corn.  Additionally, energy costs increased approximately 2 percent from 2012, primarily reflecting higher costs in Korea and Pakistan.  Our gross profit margin for 2013 was 18 percent, compared to 19 percent in 2012, primarily reflecting lower gross profits in South America.

Selling, General and Administrative Expenses.  SG&A expenses for 2013 declined to $534 million from $556 million in 2012.  The decrease was driven principally by foreign currency weakness and cost savings initiatives.  Currency translation caused SG&A expenses for 2013 to decrease approximately 3 percent from 2012.  SG&A expenses represented approximately 8 percent of net sales in 2013, consistent with 2012.

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

Operating income for 2013 declined to $613 million from $668 million in 2012.  Operating income for 2012 included $20 million of charges for impaired assets and restructuring costs in Kenya, $11 million of restructuring charges to reduce the carrying value of certain equipment associated with our manufacturing optimization plan in North America, $5 million of charges for impaired assets in China and Colombia, and $4 million of costs pertaining to the integration of National Starch.  Additionally, operating income for 2012 included the $5 million gain from the benefit plan change in North America and the $2 million gain from the sale of land.  Without the impairment/restructuring charges, integration costs, the gain from the benefit plan change and the gain from the land sale, operating income for 2013 would have decreased 13 percent, primarily reflecting reduced operating income in South America.  Unfavorable currency translation associated with weaker foreign currencies caused operating income to decline by approximately $21 million from 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, our total assets were $5.09 billion, down from $5.36 billion at December 31, 2013.  This decrease primarily reflects translation effects associated with weaker end of period foreign currencies relative to the US dollar.  Total equity decreased to $2.21 billion at December 31, 2014, from $2.43 billion at December 31, 2013.  This decrease primarily reflects our share repurchases, dividends on our common stock and an increase in our accumulated other comprehensive loss driven principally by unfavorable foreign currency translation.  These declines more than offset the favorable impact of our 2014 net income on total equity.

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

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.  We must also comply with a leverage ratio and an interest coverage ratio covenant.  The occurrence of an event of default under the Revolving Credit Agreement could result in all loans and other obligations under the agreement being declared due and payable and the revolving credit facility being terminated.  We met all covenant requirements as of December 31, 2014.

At December 31, 2014, we had $87 million of borrowings outstanding under our Revolving Credit Agreement.  In addition, we have a number of short-term credit facilities consisting of operating lines of credit.  At December 31, 2014, we had total debt outstanding of $1.83 billion, compared to $1.81 billion at December 31, 2013.  In addition to the borrowings outstanding under the Revolving Credit Agreement, our total debt includes $350 million of 3.2 percent notes due November 1, 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $23 million of consolidated subsidiary debt consisting of local country short-term borrowings.  Ingredion Incorporated, as the parent company, guarantees certain obligations of its consolidated subsidiaries.  At December 31, 2014, such guarantees aggregated $214 million.  Management believes that such consolidated subsidiaries will meet their financial obligations as they become due.

Historically, the principal source of our liquidity has been our internally generated cash flow, which we supplement as necessary with our ability to borrow on our bank lines and to raise funds in the capital markets.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $485 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 4.1 percent and 4.4 percent for 2014 and 2013, respectively.

Net Cash Flows

A summary of operating cash flows is shown below:

(in millions)	2014	2013
Net income	$363	$403
Depreciation and amortization	195	194
Write-off of impaired assets	33	—
Deferred income taxes	(11)	30
Changes in working capital	84	(57)
Other	67	49

Cash provided by operations	$731	$619

Cash provided by operations was $731 million in 2014, as compared with $619 million in 2013.  The increase in operating cash flow for 2014 primarily reflects improved cash flow associated with working capital activities.  An increase in accounts payable and accrued liabilities associated with the timing of payments and a decrease in our margin accounts relating to commodity hedging contracts were the primary sources of our 2014 cash inflow from reduced working capital.

We had cash inflows of $39 million in 2014 from our margin account activity relating to commodity hedging contracts.  To manage price risk related to corn purchases in North America, we use derivative instruments (corn futures and options contracts) to lock in our corn costs associated with firm-priced customer sales contracts.  We are unable to directly hedge price risk related to co-product sales; however, we enter into hedges of soybean oil (a competing product to our animal feed and corn oil) in order to mitigate the price risk of animal feed and corn oil sales.  As the market price of corn fluctuates, our derivative instruments change in value and we fund any unrealized losses or receive cash for any unrealized gains related to outstanding corn futures and option contracts.  We plan to continue to use corn futures and option contracts to hedge the price risk associated with firm-priced customer sales contracts in our North American business and, accordingly, we will be required to make cash deposits to or be entitled to receive cash from our margin accounts depending on the movement in the market price for corn.

Listed below are our primary investing and financing activities for 2014:

Sources (Uses)
of Cash
(in millions)
Capital expenditures	$(276)
Payments on debt	(213)
Proceeds from borrowings	231
Dividends paid (including to non-controlling interests)	(128)
Repurchases of common stock	(304)

On December 12, 2014, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock.  This dividend was paid on January 26, 2015 to stockholders of record at the close of business on December 31, 2014.

As part of our stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) on July 30, 2014 with an investment bank under which we repurchased $300 million of our common stock.  We paid the $300 million on August 1, 2014 and received an initial delivery of shares from the investment bank of 3,152,502 shares, representing approximately 80 percent of the shares anticipated to be repurchased based on current market prices at that time.  The initial delivery of shares resulted in an immediate reduction in the number of shares used to calculate the weighted average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR.  On December 29, 2014, the ASR was completed and we received 671,823 additional shares of our common stock bringing the total amount of repurchases to 3,824,325 shares, based upon the volume-weighted average price of $78.45 per share over the term of the share repurchase agreement.  The ASR was funded through a combination of cash on hand and utilization of the Revolving Credit Agreement.

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

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share (a “Share”) of common stock of Penford (“Penford Common Stock”) issued and outstanding immediately prior to the Effective Time, other than (a) Shares owned by the Company or Merger Sub, or by any subsidiary of the Company or Merger Sub, immediately prior to the Effective Time and (b) Shares outstanding immediately prior to the Effective Time and held by a holder who is entitled to exercise dissenters’ rights and properly exercises dissenters’ rights under Washington law with respect to such Shares, will be converted into the right to receive $19.00 in cash per Share, without interest and subject to and reduced by the amount of any tax withholding.  As of the date of the Merger Agreement, Penford had 12,735,038 outstanding Shares and 1,429,000 Shares underlying outstanding options.   Outstanding borrowings under Penford’s revolving credit agreement will become due as a result of the Merger.  The purchase price is estimated to be $340 million, including the assumption of debt.  We expect to fund the acquisition of Penford with available cash and proceeds from borrowings under our revolving credit agreement.  The acquisition is expected to close in the first quarter of 2015 pending regulatory approval.  See Note 3 of the notes to the consolidated financial statements for additional information.

We currently anticipate that capital expenditures for 2015 will approximate $300 million.

We currently expect that our available cash balances, future cash flow from operations and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements or planned acquisition of Penford.  Approximately $604 million of our total cash and cash equivalents and short-term investments of $614 million at December 31, 2014, was held by our operations outside of the United States.  We anticipate that such cash and short-term investments will be used to fund growth opportunities outside of the United States, including capital expenditures and acquisitions.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  These derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At December 31, 2014, our accumulated other comprehensive loss account (“AOCI”) included $13 million of losses, net of tax of $6 million, related to these derivative instruments.   It is anticipated that these losses will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, including many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk.  At December 31, 2014, we had foreign currency forward sales contracts with an aggregate notional amount of $150 million and foreign currency forward purchase contracts with an aggregate notional amount of $70 million that hedged transactional exposures.  The fair value of these derivative instruments is an asset of $1 million at December 31, 2014.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  The amount included in AOCI relating to these hedges at December 31, 2014 was not significant.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to US dollars at rates less favorable than the official rate.  Argentina and other emerging markets experienced increased devaluation and volatility in 2014 and we anticipate that this trend will continue in 2015.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at December 31, 2014 or 2013.

In September 2014, we entered into interest rate swap agreements that effectively convert the interest rates on our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  Additionally, we have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.   These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements was $13 million at both December 31, 2014 and December 31, 2013, and is reflected in the Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

At December 31, 2014, our accumulated other comprehensive loss account included $7 million of losses (net of tax of $4 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The table below summarizes our significant contractual obligations as of December 31, 2014.  Information included in the table is cross-referenced to the notes to the consolidated financial statements elsewhere in this report, as applicable.

		Payments due by period
(in millions)			Less			More
Contractual Obligations	Note reference	Total	than 1 year	2 – 3 years	4 – 5 years	than 5 years
Long-term debt (a)	6	$1,787	$350	$587	$—	$850
Interest on long-term debt	6	607	76	124	93	314
Operating lease obligations	7	174	41	64	41	28
Pension and other postretirement obligations	9	113	6	6	6	95
Purchase obligations (b)		1,404	344	324	242	494

Total (c)		$4,085	$817	$1,105	$382	$1,781

(a)         Long-term debt at December 31, 2014 includes $350 million of 3.2 percent senior notes that mature November 1, 2015.  These borrowings are included in long-term debt as we have the ability and intent to refinance the notes on a long-term basis prior to the maturity date.

(b)         The purchase obligations relate principally to power supply and raw material sourcing agreements, including take or pay contracts, which help to provide us with adequate power and raw material supply at certain of our facilities.

(c)          The above table does not reflect unrecognized income tax benefits of $23 million, the timing of which is uncertain. See Note 8 of the notes to the consolidated financial statements for additional information with respect to unrecognized income tax benefits.

We currently anticipate that in 2015 we will make cash contributions of $1 million and $2 million to our US and non-US pension plans, respectively.  See Note 9 of the notes to the consolidated financial statements for further information with respect to our pension and postretirement benefit plans.

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

The metrics below include certain information (including Capital Employed, Adjusted Operating Income, Adjusted EBITDA, Net Debt, Adjusted Current Assets, Adjusted Current Liabilities and Operating Working Capital) that is not calculated in accordance with Generally Accepted Accounting Principles (“GAAP”).  Management uses non-GAAP financial measures internally for strategic decision-making, forecasting future results and evaluating current performance.  By disclosing non-GAAP financial measures, management intends to provide a more meaningful, consistent comparison of our operating results and trends for the periods presented.  These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.  These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with generally accepted accounting principles.

Non-GAAP financial measures are not prepared in accordance with GAAP; therefore, the information is not necessarily comparable to other companies.  A reconciliation of non-GAAP historical financial measures to the most comparable GAAP measure is provided in the tables below.

Our calculations of these key financial metrics for 2014 with comparisons to the prior year are as follows:

Return on Capital Employed (dollars in millions)	2014	2013
Total equity *	$2,429	$2,459
Add:
Cumulative translation adjustment *	489	335
Share-based payments subject to redemption*	24	19
Total debt *	1,810	1,800
Less:
Cash and cash equivalents *	(574)	(609)
Capital employed * (a)	$4,178	$4,004

Operating income	$581	$613
Adjusted for:
Impairment charge	33	—
Acquisition costs	2	—
Adjusted operating income	$616	$613
Income taxes (at effective tax rates of 28.3% in 2014 and 26.3% in 2013)**	(174)	(161)
Adjusted operating income, net of tax (b)	$442	$452

Return on Capital Employed (b÷a)	10.6%	11.3%

* Balance sheet amounts used in computing capital employed represent beginning of period balances.

** The effective income tax rate for 2014 excludes the impacts of an impairment charge and acquisition costs.   Including these items, the Company’s effective income tax rate for 2014 was 30.2 percent. Listed below is a schedule that reconciles our effective income tax rate under US GAAP to the adjusted income tax rate.

	Income before Income Taxes (a)		Provision for Income Taxes (b)		Effective Income Tax Rate (b÷a)
(dollars in millions)	2014	2013	2014	2013	2014	2013
As reported	$520	$547	$157	$144	30.2%	26.3%
Add back (deduct):
Impairment charge	33	—	—	—
Acquisition costs	2	—	—	—
Adjusted-non-GAAP	$555	$547	$157	$144	28.3%	26.3%

Net Debt to Adjusted EBITDA ratio (dollars in millions)	2014	2013
Short-term debt	$23	$93
Long-term debt	1,804	1,717
Less: Cash and cash equivalents	(580)	(574)
Short-term investments	(34)	—
Total net debt (a)	$1,213	$1,236
Net income attributable to Ingredion	$355	$396
Add back:
Impairment charge	33	—
Acquisition costs	2	—
Net income attributable to non-controlling interest	8	7
Provision for income taxes	157	144
Financing costs, net of interest income of $13 and $11, respectively	61	66
Depreciation and amortization	195	194
Adjusted EBITDA (b)	$811	$807
Net Debt to Adjusted EBITDA ratio (a ÷ b)	1.5	1.5

Net Debt to Capitalization percentage (dollars in millions)	2014	2013
Short-term debt	$23	$93
Long-term debt	1,804	1,717
Less: Cash and cash equivalents	(580)	(574)
Short-term investments	(34)	—
Total net debt (a)	$1,213	$1,236
Deferred income tax liabilities	$180	$207
Share-based payments subject to redemption	22	24
Total equity	2,207	2,429
Total capital	$2,409	$2,660
Total net debt and capital (b)	$3,622	$3,896

Net Debt to Capitalization percentage (a÷b)	33.5%	31.7%

Operating Working Capital as a percentage of Net Sales (dollars in millions)	2014	2013
Current assets	$2,144	$2,214
Less: Cash and cash equivalents	(580)	(574)
Short-term investments	(34)	—
Deferred income tax assets	(48)	(68)
Adjusted current assets	$1,482	$1,572
Current liabilities	$721	$820
Less: Short-term debt	(23)	(93)
Adjusted current liabilities	$698	$727
Operating working capital (a)	$784	$845
Net sales (b)	$5,668	$6,328
Operating Working Capital as a percentage of Net Sales (a ÷ b)	13.8%	13.4%

Commentary on Key Financial Performance Metrics:

In accordance with our long-term objectives, we set certain goals relating to these key financial performance metrics that we strive to meet.  At December 31, 2014, we had achieved our established targets.  However, no assurance can be given that we will continue to meet our financial performance metric targets.  See Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”  The objectives set out below reflect our current aspirations in light of our present plans and existing circumstances.  We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our shareholders.

ROCE — Our long-term goal is to achieve a ROCE in excess of 10.0 percent.  In determining this performance metric, the negative cumulative translation adjustment is added back to total equity to calculate returns based on the Company’s original investment costs.  While our ROCE for 2014 declined to 10.6 percent from 11.3 percent in 2013, it still remains above our target of 10.0 percent.  The decline in our ROCE for 2014 primarily reflects an increased beginning of the year capital employed base and a higher effective income tax rate.

Net Debt to Adjusted EBITDA ratio — Our long-term objective is to maintain a ratio of net debt to adjusted EBITDA of less than 2.25.  This ratio was 1.5 at December 31, 2014, consistent with the prior year.

Net Debt to Capitalization percentage — Our long-term goal is to maintain a Net Debt to Capitalization percentage in the range of 32 to 35 percent.  At December 31, 2014, our Net Debt to Capitalization percentage was 33.5 percent, up from 31.7 percent a year ago, primarily reflecting a lower capital base driven by our share repurchases, dividends on our common stock and an increase in our accumulated other comprehensive loss driven principally by unfavorable foreign currency translation, which more than offset the impact of our 2014 net income.

Operating Working Capital as a percentage of Net Sales — Our long-term goal is to maintain operating working capital in a range of 12 to 14 percent of our net sales.  At December 31, 2014, the metric was 13.8 percent, up from the 13.4 percent of a year ago.  The increase in the metric primarily reflects the impact of our lower net sales.

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

Long-lived Assets

We have substantial investments in property, plant and equipment and definite-lived intangible assets.  For property, plant and equipment, we recognize the cost of depreciable assets in operations over the estimated useful life of the assets and evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  For definite-lived intangible assets, we recognize the cost of these amortizable assets in operations over their estimated useful life and evaluate the recoverability of the assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The carrying value of property, plant and equipment and definite-lived intangible assets at December 31, 2014 was $2.1 billion and $158 million, respectively.

In assessing the recoverability of the carrying value of property, plant and equipment and definite-lived intangible assets, we may have to make projections regarding future cash flows.  In developing these projections, we make a variety of important assumptions and estimates that have a significant impact on our assessments of whether the carrying values of property, plant and equipment and definite-lived intangible assets should be adjusted to reflect impairment.  Among these are assumptions and estimates about the future growth and profitability of the related business unit or asset group, anticipated future economic, regulatory and political conditions in the business unit’s or asset group’s market and estimates of terminal or disposal values.

No impairment charges for property, plant and equipment or definite-lived intangible assets were recorded in 2014 or 2013.

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

Even though it was determined that there was no additional long-lived asset impairment as of December 31, 2014, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform tests of recoverability in the future.  We continue to closely monitor certain assets in our South America business due to the continued sluggish economy there.

Goodwill and Indefinite-Lived Intangible Assets

Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate.  Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.  We have identified several reporting units for which cash flows are determinable and to which goodwill may be allocated.  Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit.  In addition, we have certain indefinite-lived intangible assets in the form of trade names and trademarks.  The carrying value of goodwill and indefinite-lived intangible assets at December 31, 2014 was $478 million and $132 million, respectively.

We perform our goodwill and indefinite-lived intangible asset impairment tests annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In testing goodwill for impairment, we first assesses qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then we do not perform the two-step impairment test.  If we conclude otherwise, then we perform the first step of the two-step impairment test as described in ASC Topic 350.  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment assessment is performed in order to determine the implied fair value of a reporting unit’s goodwill.

In performing our impairment tests for goodwill, management makes certain estimates and judgments. These estimates and judgments include the identification of reporting units and the determination of fair values of reporting units, which management estimates using both discounted cash flow analyses and an analysis of market multiples.  Significant assumptions used in the determination of fair value for reporting units include estimates for discount and long-term net sales growth rates, in addition to operating and capital expenditure requirements.  We considered significant changes in discount rates for the reporting units based on current market interest rates and specific risk factors within each geographic region.  We also evaluated qualitative factors, such as legal, regulatory, or competitive forces, in estimating the impact to the fair value of the reporting units noting no significant changes that would result in any reporting unit failing the impairment test.  Changes in assumptions concerning projected results or other underlying assumptions could have a significant impact on the fair value of the reporting units in the future.  The results of our impairment testing in the fourth quarter of 2014 indicated that the estimated fair value of our Southern Cone of South America reporting unit was less than its carrying amount primarily due to the impacts on its fair value of the elongation of unfavorable financial trends, such as the impact of higher production costs and our inability to increase selling prices to a level sufficient to recover the impacts of inflation and currency devaluation.  Also, the political and economic volatility in the region and continued uncertainty in Argentina negatively impacted our earnings forecasts in the near term.  Therefore, we recorded a non-cash impairment charge of $33 million to write-off the remaining balance of goodwill for this reporting unit.  Additionally, based on the results of the annual assessment, we concluded that as of October 1, 2014, it was more likely than not that the fair value of all other reporting units was greater than their carrying value (although the $32 million of goodwill at our Brazil reporting unit continues to be closely monitored due to recent trends experienced in this reporting unit, such as continued economic headwinds and heightened competition).

In performing the qualitative annual impairment assessment for other indefinite-lived intangible assets, we considered various factors in determining if it was more likely than not that the fair value of these indefinite-lived intangible assets was greater than their carrying value.  We evaluated net sales attributable to these intangible assets as compared to original projections and evaluated future projections of net sales related to these assets.  In addition, we considered market and industry conditions in the reporting units in which these intangible assets reside noting no significant changes that would result in a failed Step One impairment test as described in ASC Topic 350.  Based on the results of this qualitative assessment as of October 1, 2014, we concluded that it was more likely than not that the fair value of these indefinite-lived intangible assets was greater than their carrying value.

Income Taxes

We recognize the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provide a valuation allowance when deferred tax assets are not more likely than not to be realized.  We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance.  In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination.  Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.  We had a valuation allowance of $3 million at both December 31, 2014 and 2013.

We are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes.  We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit.  We evaluate these unrecognized tax benefits and related reserves each quarter and adjust the reserves and the related interest and penalties in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the settlement of a tax audit or the expiration of a statute of limitations.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions.  The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made.  We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies.  Our liability for unrecognized tax benefits, excluding interest and penalties at December 31, 2014 and 2013 was $23 million and $34 million, respectively.

No taxes have been provided on approximately $2.172 billion of undistributed foreign earnings that are planned to be indefinitely reinvested.  If future events, including changes in tax law, material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income and withholding taxes may apply, which could materially affect our future effective tax rate.

Retirement Benefits

We sponsor non-contributory defined benefit plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries.  We also provide healthcare and life insurance benefits for retired employees in the United States, Canada and Brazil.  In order to measure the expense and obligations associated with these benefits, our management must make a variety of estimates and assumptions including discount rates, expected long-term rates of return, rate of compensation increases, employee turnover rates, retirement rates, mortality rates and other factors.  We review our actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modify our assumptions based on current rates and trends when it is appropriate to do so.  The effects of modifications are recognized immediately on the balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income.  We believe the assumptions utilized in recording our obligations under our plans, which are based on our experience, market conditions, and input from our actuaries, are reasonable. We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans.  Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material.  Additionally, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and postretirement benefit related liabilities or changes in required funding levels may have an unfavorable impact on future expense and cash flow.  Net periodic pension and postretirement benefit cost for all of our plans was $16 million in 2014 and $25 million in 2013.

We determine our assumption for the discount rate used to measure year-end pension and postretirement obligations based on high-quality fixed-income investments that match the duration of the expected benefit payments, which has been benchmarked using a long-term, high-quality AA corporate bond index.  The weighted average discount rate used to determine our obligations under US pension plans for December 31, 2014 and 2013 was 4.00 percent and 4.60 percent, respectively.  The weighted average discount rate used to determine our obligations under non-US pension plans for December 31, 2014 and 2013 was 4.47 percent and 5.60 percent, respectively.  The weighted average discount rate used to determine our obligations under our postretirement plans for December 31, 2014 and 2013 was 5.70 percent and 6.47 percent, respectively.

A one-percentage point decrease in the discount rates at December 31, 2014 would have increased the accumulated benefit obligation and projected benefit obligation by the following amounts (millions):

US Pension Plans

Accumulated benefit obligation	$36
Projected benefit obligation	$34

Non-US Pension Plans

Accumulated benefit obligation	$40
Projected benefit obligation	$32

Postretirement Plans

Accumulated benefit obligation	$6

The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of passively-managed equity index instruments, fixed income index securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations.  The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate.  For 2014, we have assumed an expected long-term rate of return on assets, which is based on the fair value of plan assets, of 7.25 percent for US plans and 6.45 percent for Canadian plans.  In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US and Canadian equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from our independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices. We also maintain several funded pension plans in other international locations.  The expected returns on plan assets are determined based on each plan’s investment approach and asset allocations.  A hypothetical 25 basis point decrease in the expected long-term rate of return assumption for 2015 would increase net periodic pension cost for the US and Canada plans by less than $1 million each.

Healthcare cost trend rates are used in valuing our postretirement benefit obligations and are established based upon actual health care cost trends and consultation with actuaries and benefit providers.  At December 31, 2014, the health care cost trend rate assumptions for the next year for the US, Canada and Brazil plans were 6.70 percent, 7.05 percent and 8.66 percent, respectively.

The sensitivities of service cost and interest cost and year-end benefit obligations to changes in healthcare cost trend rates (both initial and ultimate rates) for the postretirement benefit plans as of December 31, 2014 are as follows:

2014
One-percentage point increase in trend rates:
• Increase in service cost and interest cost components	$1 million

• Increase in year-end benefit obligations	$4 million

One-percentage point decrease in trend rates:
• Decrease in service cost and interest cost components	$1 million

• Decrease in year-end benefit obligations	$3 million

See Note 9 of the notes to the consolidated financial statements for more information related to our benefit plans.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  The standard will allow various transition approaches upon adoption.  We are assessing the impacts of this new standard; however the adoption of the guidance in this Update is not expected to have a material impact on our Consolidated Financial Statements.

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

These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “assume”, “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”

These statements are based on current circumstances or expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, stockholders are cautioned that no assurance can be given that our expectations will prove correct.

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the starch processing industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Factors relating to the pending acquisition of Penford Corporation that could cause actual results and developments to differ from expectations include:  required regulatory approvals may not be obtained in a timely manner, if at all; the pending acquisition may not be consummated in a timely manner or at all; the anticipated benefits of the pending acquisition, including synergies, may not be realized; and the integration of Penford’s operations with those of Ingredion may be materially delayed or may be more costly or difficult than expected.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure. We are exposed to interest rate risk on our variable-rate debt and price risk on our fixed-rate debt.  As of December 31, 2014, approximately 36 percent or $650 million of our borrowings are fixed rate debt and 64 percent or approximately $1.16 billion of our debt is subject to changes in short-term rates, which could affect our interest costs.  We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential change in earnings, fair values and cash flows based on a hypothetical 1 percentage point change in interest rates at December 31, 2014.  A hypothetical increase of 1 percentage point in the weighted average floating interest rate would increase our annual interest expense by approximately $12 million.  See Note 6 of the notes to the consolidated financial statements entitled “Financing Arrangements” for further information.

At December 31, 2014 and 2013, the carrying and fair values of long-term debt were as follows:

	2014		2013
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes, due November 1, 2020	$399	$427	$399	$420
3.2% senior notes, due November 1, 2015	350	356	350	363
1.8% senior notes, due September 25, 2017	299	302	298	296
6.625% senior notes, due April 15, 2037	256	312	257	281
6.0% senior notes, due April 15, 2017	200	220	200	219
5.62% senior notes, due March 25, 2020	200	222	200	221
U.S. revolving credit facility due October 22, 2017	87	87	—	—
Fair value adjustment related to hedged fixed rate debt instrument	13	13	13	13
Total long-term debt	$1,804	$1,939	$1,717	$1,813

A hypothetical change of 1 percentage point in interest rates would change the fair value of our fixed rate debt at December 31, 2014 by approximately $87 million.  Since we have no current plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt is not expected to have a significant effect on our consolidated financial statements.

In September 2014, we entered into interest rate swap agreements that effectively convert the interest rates on our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  Additionally, we have interest rate swap agreements that effectively convert the interest rate on our 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.   These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements approximated $13 million at December 31, 2014 and is reflected in the Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

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

Energy costs represent approximately 11 percent of our operating costs.  The primary use of energy is to create steam in the production process and to dry product.  We consume coal, natural gas, electricity, wood and fuel oil to generate energy.  The market prices for these commodities vary depending on supply and demand, world economies and other factors.  We purchase these commodities based on our anticipated usage and the future outlook for these costs.  We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.  We use derivative financial instruments, such as over-the-counter natural gas swaps, to hedge portions of our natural gas costs generally over the following twelve to twenty-four months, primarily in our North American operations.

At December 31, 2014, we had outstanding futures and option contracts that hedged approximately 93 million bushels of forecasted corn purchases and 4 million pounds of soybean oil.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  Also at December 31, 2014, we had outstanding swap and option contracts that hedged approximately 14 million mmbtu’s of forecasted natural gas purchases.  Based on our overall commodity hedge position at December 31, 2014, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive income of approximately $28 million, net of income tax benefit.  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currencies.  Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to US dollars at rates less favorable than the official rate.  Argentina and other emerging markets experienced increased devaluation and volatility in 2014 and we anticipate that this trend will continue in 2015.

We selectively use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk.  Based on our overall foreign currency transactional exposure at December 31, 2014, we estimate that a hypothetical 10 percent decline in the value of the USD would have resulted in a transactional foreign exchange gain of less than $1 million.  At December 31, 2014, our accumulated other comprehensive loss account included in the equity section of our consolidated balance sheet includes a cumulative translation loss of $701 million.  The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.6 billion at December 31, 2014.  A hypothetical 10 percent decline in the value of the USD relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to other comprehensive income of approximately $181 million.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ingredion Incorporated
Index to Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingredion Incorporated:

We have audited the accompanying consolidated balance sheets of Ingredion Incorporated and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ingredion Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Chicago, Illinois
February 20, 2015

INGREDION INCORPORATED

Consolidated Statements of Income

Years Ended December 31, (in millions, except per share amounts)	2014	2013	2012
Net sales before shipping and handling costs	$5,998	$6,653	$6,868
Less - shipping and handling costs	330	325	336
Net sales	5,668	6,328	6,532
Cost of sales	4,553	5,197	5,294
Gross profit	1,115	1,131	1,238

Selling, general and administrative expenses	525	534	556
Other (income) - net	(24)	(16)	(22)
Impairment/restructuring charges	33	—	36
	534	518	570

Operating income	581	613	668

Financing costs-net	61	66	67

Income before income taxes	520	547	601
Provision for income taxes	157	144	167
Net income	363	403	434
Less - Net income attributable to non-controlling interests	8	7	6
Net income attributable to Ingredion	$355	$396	$428

Weighted average common shares outstanding:
Basic	73.6	77.0	76.5
Diluted	74.9	78.3	78.2

Earnings per common share of Ingredion:
Basic	$4.82	$5.14	$5.59
Diluted	4.74	5.05	5.47

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Statements of Comprehensive Income

Years ended December 31,
(in millions)	2014	2013	2012
Net income	$363	$403	$434
Other comprehensive income:
Gains (losses) on cash-flow hedges, net of income tax effect of $12, $29 and $25, respectively	(29)	(64)	43
Reclassification adjustment for losses (gains) on cash-flow hedges included in net income, net of income tax effect of $23, $19 and $15, respectively	50	41	(25)
Actuarial gains (losses) on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $5, $32 and $27, respectively	(12)	63	(56)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $1, $3 and $2, respectively	4	5	5
Unrealized gain on investment, net of income tax effect	—	1	—
Currency translation adjustment	(212)	(154)	(29)
Comprehensive income	$164	$295	$372
Less: Comprehensive income attributable to non-controlling interests	8	7	6
Comprehensive income attributable to Ingredion	$156	$288	$366

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Balance Sheets

As of December 31,
(in millions, except share and per share amounts)	2014	2013

Assets
Current assets
Cash and cash equivalents	$580	$574
Short-term investments	34	—
Accounts receivable — net	762	832
Inventories	699	723
Prepaid expenses	21	17
Deferred income tax assets	48	68
Total current assets	2,144	2,214
Property, plant and equipment, at cost
Land	170	173
Buildings	695	696
Machinery and equipment	4,021	4,063
	4,886	4,932
Less: accumulated depreciation	(2,813)	(2,776)
	2,073	2,156
Goodwill	478	535
Other intangible assets (less accumulated amortization of $62 and $49, respectively)	290	311
Deferred income tax assets	4	15
Investments	5	11
Other assets	97	118
Total assets	$5,091	$5,360

Liabilities and equity
Current liabilities
Short-term borrowings	$23	$93
Accounts payable	430	458
Accrued liabilities	268	269
Total current liabilities	721	820

Non-current liabilities	157	163
Long-term debt	1,804	1,717
Deferred income taxes	180	207
Share-based payments subject to redemption	22	24

Ingredion stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 77,810,875 and 77,672,670 issued at December 31, 2014 and 2013, respectively	1	1
Additional paid-in capital	1,164	1,166
Less - Treasury stock (common stock: 6,488,605 and 3,361,180 shares at December 31, 2014 and 2013, respectively) at cost	(481)	(225)
Accumulated other comprehensive loss	(782)	(583)
Retained earnings	2,275	2,045
Total Ingredion stockholders’ equity	2,177	2,404
Non-controlling interests	30	25
Total equity	2,207	2,429
Total liabilities and equity	$5,091	$5,360

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Statements of Equity and Redeemable Equity

	Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Share-based Payments Subject to Redemption
Balance, December 31, 2011	$1	$1,146	$(42)	$(413)	$1,412	$29	$15
Net income attributable to Ingredion					428
Net income attributable to non-controlling interests						6
Dividends declared					(71)	(4)
Gains on cash-flow hedges, net of income tax effect of $25				43
Amount of gains on cash-flow hedges reclassified to earnings, net of income tax effect of $15				(25)
Repurchases of common stock			(18)
Issuance of common stock on exercise of stock options		(13)	47
Stock option expense		7
Other share-based compensation		(3)	7				4
Excess tax benefit on share-based compensation		11
Currency translation adjustment				(29)
Sale of non-controlling interests						(7)
Actuarial losses on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $27				(56)
Losses on pension and postretirement obligations reclassified to earnings, net of income tax effect of $2				5
Other						(2)
Balance, December 31, 2012	$1	$1, 148	$(6)	$(475)	$1,769	$22	$19
Net income attributable to Ingredion					396
Net income attributable to non-controlling interests						7
Dividends declared					(120)	(4)
Losses on cash-flow hedges, net of income tax effect of $29				(64)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $19				41
Repurchases of common stock			(228)
Issuance of common stock on exercise of stock options		8	6
Stock option expense		6
Other share-based compensation		(1)	3				5
Excess tax benefit on share-based compensation		5
Currency translation adjustment				(154)
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $32				63
Losses on pension and postretirement obligations reclassified to earnings, net of income tax effect of $3				5
Unrealized gain on investment, net of income tax effect				1
Balance, December 31, 2013	$1	$1, 166	$(225)	$(583)	$2,045	$25	$24
Net income attributable to Ingredion					355
Net income attributable to non-controlling interests						8
Dividends declared					(125)	(3)
Losses on cash-flow hedges, net of income tax effect of $12				(29)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $23				50
Repurchases of common stock		(3)	(301)
Issuance of common stock on exercise of stock options		(17)	37
Stock option expense		7
Other share-based compensation		5	8				(2)
Excess tax benefit on share-based compensation		6
Currency translation adjustment				(212)
Actuarial losses on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $5				(12)
Losses on pension and postretirement obligations reclassified to earnings, net of income tax effect of $1				4
Balance, December 31, 2014	$1	$1, 164	$(481)	$(782)	$2,275	$30	$22

See notes to the consolidated financial statements

INGREDION INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, (in millions)	2014	2013	2012
Cash provided by operating activities:
Net income	$363	$403	$434
Non-cash charges (credits) to net income:

Depreciation and amortization	195	194	211
Deferred income taxes	(11)	30	(3)
Write-off of impaired assets	33	—	24
Other	68	74	55

Changes in working capital:

Accounts receivable and prepaid expenses	(15)	(69)	22
Inventories	(6)	76	(69)
Accounts payable and accrued liabilities	66	(78)	80
Decrease in margin accounts	39	14	—
Other	(1)	(25)	(22)
Cash provided by operating activities	731	619	732

Cash used for investing activities:
Capital expenditures	(276)	(298)	(313)
Short-term investments	(34)	19	(18)
Proceeds from disposal of plants and properties	5	3	9
Proceeds from sale of investment	11	—	—
Other	—	2	—
Cash used for investing activities	(294)	(274)	(322)

Cash used for financing activities:
Payments on debt	(213)	(53)	(462)
Proceeds from borrowings	231	21	312
Debt issuance costs	—	—	(5)
Dividends paid (including to non-controlling interests)	(128)	(112)	(69)
Repurchases of common stock	(304)	(228)	(18)
Issuance of common stock	20	14	34
Excess tax benefit on share-based compensation	6	5	11
Cash used for financing activities	(388)	(353)	(197)

Effects of foreign exchange rate changes on cash	(43)	(27)	(5)

Increase (decrease) in cash and cash equivalents	6	(35)	208

Cash and cash equivalents, beginning of period	574	609	401

Cash and cash equivalents, end of period	$580	$574	$609

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

A new line item entitled “other” was established within the non-cash charges (credits) to net income portion of the operating section of the Consolidated Statements of Cash Flows. Prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously reported total cash provided by operating activities.

Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in equity as a component of accumulated other comprehensive income (loss).  The US dollar is the functional currency for the Company’s Mexico subsidiary.  Income statement accounts are translated at the average exchange rate during the period.  For foreign subsidiaries where the US dollar is the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates.  Although the Company hedges the predominance of its transactional foreign exchange risk (see Note 5), the Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency.  For 2014, 2013 and 2012, the Company incurred foreign currency transaction losses of $1 million, $3 million and less than $1 million, respectively.  The Company’s accumulated other comprehensive loss included in equity on the Consolidated Balance Sheets includes cumulative translation loss adjustments of $701 million and $489 million at December 31, 2014 and 2013, respectively.

Cash and cash equivalents — Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.

Inventories — Inventories are stated at the lower of cost or net realizable value.  Costs are determined using the weighted average method.

Investments — Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method.  In 2014, the Company sold an investment that it had accounted for under the cost method.  The Company received $11 million in cash and recorded a pre-tax gain of $5 million from the sale.  The Company no longer has any investments accounted for under the cost method at December 31, 2014.  The carrying value of the investment was $6 million at December 31, 2013.  Investments that enable the Company to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received.  The Company did not have any investments accounted for under the equity method at December 31, 2014 or 2013.  The Company also has equity interests in the CME Group Inc., which it classifies as available for sale securities.  The investment is carried at fair value with unrealized gains and losses recorded to other comprehensive income.  The Company would recognize a loss on its investments when there is a loss in value of an investment that is other than temporary.

Property, plant and equipment and depreciation — Property, plant and equipment (“PP&E”) are stated at cost less accumulated depreciation.  Depreciation is generally computed on the straight-line method over the estimated useful lives of depreciable assets, which range from 10 to 50 years for buildings and from 3 to 20 years for all other assets.  Where permitted by law, accelerated depreciation methods are used for tax purposes.  The Company reviews the recoverability of the net book value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  If this review indicates that the carrying values will not be recovered, the carrying values would be reduced to fair value and an impairment loss would be recognized.  As required under accounting principles generally accepted in the United States, the impairment analysis for long-lived assets occurs before the goodwill impairment assessment described below.

Goodwill and other intangible assets — Goodwill ($478 million and $535 million at December 31, 2014 and 2013, respectively) represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.  The Company also has other intangible assets aggregating $290 million and $311 million at December 31, 2014 and 2013, respectively.  The carrying amount of goodwill by geographic segment at December 31, 2014 and 2013 was as follows:

(in millions)	North America	South America	Asia Pacific	EMEA	Total

Balance at December 31, 2011	$278	$101	$106	$77	$562
Impairment charges	—	—	(2)	—	(2)
Currency translation	—	(6)	—	3	(3)
Balance at December 31, 2012	$278	$95	$104	$80	$557
Currency translation	—	(17)	(7)	2	(22)
Balance at December 31, 2013	$278	$78	$97	$82	$535
Impairment charges	—	(33)	—	—	(33)
Currency translation	—	(13)	(4)	(7)	(24)
Balance at December 31, 2014	$278	$32	$93	$75	$478

Goodwill before impairment charges	$279	$78	$218	$82	$657
Accumulated impairment charges	(1)	—	(121)	—	(122)
Balance at December 31, 2013	$278	$78	$97	$82	$535

Goodwill before impairment charges	$279	$65	$214	$75	$633
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at December 31, 2014	$278	$32	$93	$75	$478

The following table summarizes the Company’s other intangible assets for the periods presented:

	As of December 31, 2014				As of December 31, 2013
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Trademarks/tradenames	$132	$—	$132	—	$132	$—	$132	—
Customer relationships	132	(23)	109	25	139	(18)	121	25
Technology	83	(35)	48	10	83	(27)	56	10
Other	5	(4)	1	8	6	(4)	2	8
Total other intangible assets	$352	$(62)	$290	19	$360	$(49)	$311	19

For definite-lived intangible assets, the Company recognizes the cost of such amortizable assets in operations over their estimated useful lives and evaluates the recoverability of the assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Amortization expense related to intangible assets was $14 million for each of the years ended December 31, 2014, 2013 and 2012.

Based on acquisitions completed through December 31, 2014, the Company expects intangible asset amortization expense for future years to be approximately $14 million annually through 2019.

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise).  The Company has chosen to perform this annual impairment assessment as of October 1 of each year.  The Company has completed the required impairment assessments and determined that it was necessary to record an impairment charge to write-off the goodwill at its Southern Cone of South America reporting unit in the fourth quarter of 2014 (see below).

In testing goodwill for impairment, the Company first assesses qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then the Company does not perform the two-step impairment test.  If the Company concludes otherwise, then it performs the first step of the two-step impairment test as described in ASC Topic 350.  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment assessment is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.  The results of the Company’s impairment testing in the fourth quarter of 2014 indicated that the estimated fair value of the Company’s Southern Cone of South America reporting unit was less than its carrying amount primarily due to the impacts on its fair value of the elongation of unfavorable financial trends, such as the impact of higher production costs and the Company’s inability to increase selling prices to a level sufficient to recover the impacts of inflation and currency devaluation.  Also, the political and economic volatility in the region and continued uncertainty in Argentina negatively impacted earnings forecasts for the reporting unit in the near term.  Therefore, the Company recorded a non-cash impairment charge of $33 million to write-off the remaining balance of goodwill for this reporting unit.  Additionally, based on the results of the annual assessment, the Company concluded that as of October 1, 2014, it was more likely than not that the fair value of all other reporting units was greater than their carrying value (although the $32 million of goodwill at the Brazil reporting unit continues to be closely monitored due to recent trends experienced in this reporting unit).

In testing indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired.  After assessing the qualitative factors, if the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then it would not be required to compute the fair value of the indefinite-lived intangible asset.  In the event the qualitative assessment leads the Company to conclude otherwise, then it would be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test in accordance with ASC subtopic 350-30.  In performing the qualitative analysis, the Company considers various factors including net sales derived from these intangibles and certain market and industry conditions.  Based on the results of this qualitative assessment, the Company concluded that as of October 1, 2014, it was more likely than not that the fair value of the indefinite-lived intangible assets was greater than their carrying value.

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

Hedging instruments — The Company uses derivative financial instruments principally to offset exposure to market risks arising from changes in commodity prices, foreign currency exchange rates and interest rates.  Derivative financial instruments used by the Company consist of commodity futures and option contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  The Company enters into futures and option contracts, which are designated as hedges of specific volumes of commodities (primarily corn and natural gas) that will be purchased in a future month.  These derivative financial instruments are recognized in the Consolidated Balance Sheets at fair value.  The Company has also entered into interest rate swap agreements that effectively convert the interest rate on certain fixed rate debt to a variable interest rate and, on certain variable rate debt, to a fixed interest rate.  The Company periodically enters into treasury lock agreements to lock the benchmark rate for an anticipated fixed-rate borrowing.  See also Note 5 and Note 6 of the notes to the consolidated financial statements for additional information.

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of variable cash flows to be paid related to interest on variable rate debt, as a hedge of market variation in the benchmark rate for a future fixed rate debt issue, as a hedge of foreign currency cash flows associated with certain forecasted commercial transactions or loans, as a hedge of certain forecasted purchases of corn or natural gas used in the manufacturing process (“a cash-flow hedge”), or as a hedge of the fair value of certain debt obligations (“a fair-value hedge”).  This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the Consolidated Balance Sheet, or to specific firm commitments or forecasted transactions.  For all hedging relationships, the Company documents the hedging relationships and its risk-management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed and a description of the method of measuring ineffectiveness.  The Company also formally assesses both, at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.  When it is determined that a derivative is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of floating-to-fixed interest rate swaps, treasury locks or commodity futures and option contracts that are highly effective and that are designated and qualify as cash-flow hedges are recorded in other comprehensive income, net of applicable income taxes.  Realized gains and losses associated with changes in the fair value of interest rate swaps and treasury locks are reclassified from accumulated other comprehensive income (“AOCI”) to the Consolidated Statement of Income over the life of the underlying debt.  Gains and losses on hedges of foreign currency cash flows associated with certain forecasted commercial transactions or loans are reclassified from AOCI to the Consolidated Statement of Income when such transactions or obligations are settled.  Gains and losses on commodity hedging contracts are reclassified from AOCI to the Consolidated Statement of Income when the finished goods produced using the hedged item are sold.  The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk is generally 24 months.   Changes in the fair value of a fixed-to-floating interest rate swap agreement that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged debt obligation, are recorded in earnings.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a cash-flow hedge or a fair-value hedge is reported in earnings.

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

Stock-based compensation — The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options, shares of restricted stock, restricted stock units and performance shares to certain key employees.  Compensation expense is recognized in the Consolidated Statements of Income for the Company’s stock-based employee compensation plan.  The plan is more fully described in Note 11.

Earnings per common share — Basic earnings per common share is computed by dividing net income attributable to Ingredion by the weighted average number of shares outstanding, which totaled 73.6 million for 2014, 77.0 million for 2013 and 76.5 million for 2012.  Diluted earnings per share (EPS) is computed by dividing net income attributable to Ingredion by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options and other instruments associated with long-term incentive compensation plans.  The weighted average number of shares outstanding for diluted EPS calculations was 74.9 million, 78.3 million and 78.2 million for 2014, 2013 and 2012, respectively.  In 2014, 2013 and 2012, options to purchase approximately 0.1 million, 0.4 million and 0.9 million shares of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.

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

Recently adopted accounting standards — In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This Update provides guidance pertaining to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, to resolve diversity in practice.  The Update requires that companies present an unrecognized tax benefit as a reduction of a deferred tax asset for a tax loss or credit carryforward on the balance sheet when (a) the tax law requires the company to use the tax loss or credit carryforward to satisfy amounts payable upon disallowance of the tax position; or (b) the tax loss or credit carryforward is available to satisfy amounts payable upon disallowance of the tax position, and the company intends to use the deferred tax asset for that purpose. The guidance in this Update is effective prospectively for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years.  The Company adopted the guidance in this Update prospectively and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3 — Acquisition

On October 14, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Penford Corporation, a Washington corporation (“Penford”), Prospect Sub, Inc., a Washington corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and the Company.  The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement were unanimously approved by the Company’s board of directors.

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

Penford, headquartered in Centennial, Colorado had net sales of $444 million for the fiscal year ended August 31, 2014.  Penford employs approximately 443 people and operates six plants in the United States, all of which manufacture specialty starches.

The Merger has been approved by the shareholders of Penford.  The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, among other things, (a) the receipt of certain required antitrust approvals and (b) other specified customary closing conditions.  The Merger could close as early as March, 2015.

NOTE 4 — Impairment and Restructuring Charges

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise).  The Company has chosen to perform this annual impairment assessment as of October 1 of each year.   The results of the Company’s impairment testing in the fourth quarter of 2014 indicated that the estimated fair value of the Company’s Southern Cone of South America reporting unit was less than its carrying amount primarily due to the impacts on its fair value of the elongation of unfavorable financial trends, such as the impact of higher production costs and the Company’s inability to increase selling prices to a level sufficient to recover the impacts of inflation and currency devaluation.  Also, the political and economic volatility in the region and continued uncertainty in Argentina negatively impacted earnings forecasts for the reporting unit in the near term.   Therefore, the Company recorded a non-cash impairment charge of $33 million in the fourth quarter of 2014 to write-off the remaining balance of goodwill for this reporting unit.

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

Additionally, as part of a manufacturing optimization program developed in conjunction with the acquisition of National Starch to improve profitability, in the second quarter of 2011 the Company committed to a plan to optimize its production capabilities at certain of its North American facilities.  The plan was completed in October 2012.  As a result, the Company recorded restructuring charges to write-off certain equipment by the plan completion date.  These charges totaled $11 million in 2012, of which $10 million represented accelerated depreciation on the equipment.

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

At December 31, 2014 and 2013, AOCI included $13 million of losses (net of tax of $6 million) and $32 million of losses (net of tax of $15 million), respectively, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

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

Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company periodically enters into T-Locks to fix the benchmark component of the interest rate to be established for certain planned fixed-rate debt issuances.  The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash-flow hedges.  Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt.  The net gain or loss recognized in earnings during 2014, 2013 and 2012 was not significant.  The Company also, from time to time, enters into interest rate swap agreements that effectively convert the interest rate on certain fixed-rate debt to a variable rate.  These swaps call for the Company to receive interest at a fixed rate and to pay interest at a variable rate, thereby creating the equivalent of variable-rate debt.  The Company designates these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized in earnings.  The Company did not have any T-Locks outstanding at December 31, 2014 or 2013.  At December 31, 2014 and 2013, AOCI included $7 million of losses (net of income taxes of $4 million) and $8 million of losses (net of income taxes of $5 million), respectively, related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

In September 2014, the Company entered into interest rate swap agreements that effectively convert the interest rates on its 6.0 percent $200 million senior notes due April 15, 2017, its 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of its $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  Additionally, the Company has interest rate swap agreements that effectively convert the interest rate on its 3.2 percent $350 million senior notes due November 1, 2015 to a variable rate.   These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  The fair value of these interest rate swap agreements was $13 million at both December 31, 2014 and December 31, 2013, and is reflected in the Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

Foreign currency hedging:  Due to the Company’s global operations, including many emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At December 31, 2014, the Company had foreign currency forward sales contracts with an aggregate notional amount of $150 million and foreign currency forward purchase contracts with an aggregate notional amount of $70 million that hedged transactional exposures.  At December 31, 2013, the Company had foreign currency forward sales contracts with an aggregate notional amount of $147 million and foreign currency forward purchase contracts with an aggregate notional amount of $78 million that hedged transactional exposures.  The fair value of these derivative instruments were assets of $1 million at December 31, 2014 and liabilities of $5 million at December 31, 2013, respectively.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. The amounts included in AOCI relating to these hedges at both December 31, 2014 and 2013 were not significant.

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

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash-flow hedges are presented below:

	Fair Value of Derivative Instruments
Derivatives designated as		Fair Value			Fair Value
cash-flow hedging instruments: (in millions)	Balance Sheet Location	At December 31, 2014	At December 31, 2013	Balance Sheet Location	At December 31, 2014	At December 31, 2013

Commodity and foreign currency contracts	Accounts receivable-net	$15	$2	Accounts payable and accrued liabilities	$18	$27

Commodity and foreign currency contracts	Other assets	1	5	Non-current liabilities	6	—
Total		$16	$7		$24	$27

At December 31, 2014, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 93 million bushels of corn and 4 million pounds of soybean oil.  The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  Additionally at December 31, 2014, the Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 14 million mmbtu’s of natural gas.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives			Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash-Flow Hedging Relationships	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Reclassified from AOCI into Income	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Commodity and foreign currency contracts	$(41)	$(93)	$68	Cost of Sales	$(70)	$(57)	$43

Interest rate contracts	—	—	—	Financing costs, net	(3)	(3)	(3)

Total	$(41)	$(93)	$68		$(73)	$(60)	$40

At December 31, 2014, AOCI included approximately $13 million of losses, net of income taxes of $6 million, on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory that includes previously hedged purchases of corn and natural gas.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally at December 31, 2014, AOCI included $2 million of losses on settled T-Locks (net of income taxes of $1 million) and $1 million of gains related to foreign currency hedges (net of income taxes of $1 million), which are expected to be reclassified into earnings during the next twelve months.   Cash-flow hedges discontinued during 2014 or 2013 were not significant.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of December 31, 2014				As of December 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$5	$5	$—	$—	$4	$4	$—	$—
Derivative assets	29	12	17	—	20	—	20	—
Derivative liabilities	23	6	17	—	32	22	10	—
Long-term debt	1,939	—	1,939	—	1,813	—	1,813	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  Presented below are the carrying amounts and the fair values of the Company’s long-term debt at December 31, 2014 and 2013.

	2014		2013
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes due November 1, 2020	$399	$427	$399	$420
3.2% senior notes due November 1, 2015	350	356	350	363
1.8% senior notes due September 25, 2017	299	302	298	296
6.625% senior notes due April 15, 2037	256	312	257	281
6.0% senior notes due April 15, 2017	200	220	200	219
5.62% senior notes due March 25, 2020	200	222	200	221
U.S. revolving credit facility due October 22, 2017	87	87	—	—
Fair value adjustment related to hedged fixed rate debt instrument	13	13	13	13
Total long-term debt	$1,804	$1,939	$1,717	$1,813

NOTE 6 — Financing Arrangements

The Company had total debt outstanding of $1.83 billion and $1.81 billion at December 31, 2014 and 2013, respectively.  Short-term borrowings at December 31, 2014 and 2013 consist primarily of amounts outstanding under various unsecured local country operating lines of credit.

Short-term borrowings consist of the following at December 31:

(in millions)	2014	2013
Short-term borrowings in various currencies (at rates ranging from 1% to 7% for 2014 and 1% to 11% for 2013)	$23	$93

The Company has a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.

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

At December 31, 2014, there were $87 million of borrowings outstanding under the Revolving Credit Agreement.  In addition to borrowing availability under its Revolving Credit Agreement, the Company has approximately $485 million of unused operating lines of credit in the various foreign countries in which it operates.

Long-term debt consists of the following at December 31:

(in millions)	2014	2013
4.625% senior notes due November 1, 2020, net of discount of $1	$399	$399
3.2% senior notes due November 1, 2015	350	350
1.8% senior notes due September 25, 2017, net of discount of $1 and $2, respectively	299	298
6.625% senior notes due April 15, 2037, including premium of $6 and $7, respectively	256	257
6.0% senior notes due April 15, 2017	200	200
5.62% senior notes due March 25, 2020	200	200
U.S. revolving credit facility due October 22, 2017	87	—
Fair value adjustment related to hedged fixed rate debt instrument	13	13
Total	$1,804	$1,717
Less: current maturities	—	—
Long-term debt	$1,804	$1,717

The Company’s long-term debt matures as follows: $350 million in 2015, $587 million in 2017, $600 million in 2020 and $250 million in 2037. The Company’s long-term debt at December 31, 2014 includes $350 million of 3.2 percent senior notes that mature November 1, 2015.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance the notes on a long-term basis prior to the maturity date.

Ingredion Incorporated guarantees certain obligations of its consolidated subsidiaries.  The amount of the obligations guaranteed aggregated $214 million and $225 million at December 31, 2014 and 2013, respectively.

NOTE 7 - Leases

The Company leases rail cars, certain machinery and equipment, and office space under various operating leases.  Rental expense under operating leases was $47 million, $47 million and $45 million in 2014, 2013 and 2012, respectively.  Minimum lease payments due on non-cancellable leases existing at December 31, 2014 are shown below:

(in millions)
Year	Minimum Lease Payments
2015	$41

2016	36

2017	28

2018	22

2019	19

Balance thereafter	28

NOTE 8 - Income Taxes

The components of income before income taxes and the provision for income taxes are shown below:

(in millions)	2014	2013	2012
Income before income taxes:
United States	$83	$138	$91
Foreign	437	409	510
Total	$520	$547	$601
Provision for income taxes:
Current tax expense
US federal	$8	$5	$3
State and local	1	3	1
Foreign	159	106	166
Total current	$168	$114	$170
Deferred tax expense (benefit)
US federal	$(16)	$11	$(5)
State and local	(2)	(2)	2
Foreign	7	21	—
Total deferred	$(11)	$30	$(3)
Total provision for income taxes	$157	$144	$167

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities.  Significant temporary differences at December 31, 2014 and 2013 are summarized as follows:

(in millions)	2014	2013
Deferred tax assets attributable to:
Employee benefit accruals	$23	$23
Pensions and postretirement plans	30	24
Derivative contracts	9	20
Net operating loss carryforwards	11	16
Foreign tax credit carryforwards	—	11
Other	30	42
Gross deferred tax assets	$103	$136
Valuation allowance	(3)	(3)
Net deferred tax assets	$100	$133
Deferred tax liabilities attributable to:
Property, plant and equipment	$194	$200
Identified intangibles	34	57
Gross deferred tax liabilities	$228	$257
Net deferred tax liabilities	$128	$124

Of the $11 million of tax-effected net operating loss carryforwards at December 31, 2014, approximately $7 million are in Korea, and are scheduled to expire in 2021.  The Company anticipates full utilization of the Korean carryforward.  Income tax accounting requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, tax carryovers and projected future taxable income.  At December 31, 2014, the Company maintains valuation allowances of $2 million for state loss carryforwards and $1 million for foreign net operating losses that management has determined will more likely than not expire prior to realization.

A reconciliation of the US federal statutory tax rate to the Company’s effective tax rate follows:

	2014	2013	2012
Provision for tax at US statutory rate	35.00%	35.00%	35.00%
Tax rate difference on foreign income	(6.26)	(5.28)	(3.86)
State and local taxes — net	0.13	0.35	0.79
Nondeductible goodwill impairment - Southern Cone	2.18	—	—
Reversal of Korea valuation allowance	—	—	(2.52)
Other items — net	(0.86)	(3.74)	(1.63)
Provision at effective tax rate	30.19%	26.33%	27.78%

The Company has significant operations in Canada, Mexico and Thailand where the statutory tax rates are 25 percent, 30 percent and 20 percent, respectively.  In addition, the Company’s subsidiary in Brazil has a lower effective tax rate of 26 percent including local tax incentives.

The Company uses the US dollar as the functional currency for its subsidiaries in Mexico.  Because of the decline in the value of the Mexican peso versus the US dollar, primarily late in 2014, the Mexican tax provision includes an unfavorable impact of approximately $7 million, or 1.3 percentage points in the effective tax rate, primarily associated with foreign currency transaction gains for local income tax purposes on net US dollar monetary assets held in Mexico for which there is no corresponding gain in pre-tax income.  This impact is included in the rate reconciliation as “Other”.  In the third quarter, the Company recognized an unfavorable impact of approximately $7 million, or 1.3 percentage points in the effective tax rate, for an audit result in a National Starch subsidiary related to a pre-acquisition period for which we are indemnified by Akzo Nobel N.V. (“Akzo”).  This impact of $5 million of tax and $2 million of interest is also included in the rate reconciliation as “Other”.  The $7 million of expense is recorded in the tax provision of the subsidiary, while the reimbursement from Akzo under the indemnity is recorded as other income.  A portion of the tax is being disputed, but as the Company is fully indemnified for this pre-acquisition obligation, the impact on net income is zero in all cases.

Provisions are made for estimated US and foreign income taxes, less credits that may be available, on distributions from foreign subsidiaries to the extent dividends are anticipated.  No provision has been made for income taxes on approximately $2.172 billion of undistributed earnings of foreign subsidiaries at December 31, 2014, as such amounts are considered permanently reinvested.  It is not practicable to estimate the additional income taxes, including applicable withholding taxes and credits that would be due upon the repatriation of these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for 2014 and 2013 is as follows:

(in millions)	2014	2013
Balance at January 1	$34	$37
Additions for tax positions related to prior years	6	5
Reductions for tax positions related to prior years	(5)	(6)
Additions based on tax positions related to the current year	—	1
Reductions related to a lapse in the statute of limitations	(12)	(3)
Balance at December 31	$23	$34

Of the $23 million at December 31, 2014, $5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods.  The remaining $18 million would include an offset of $13 million of foreign tax credit carryforwards that would otherwise be created as part of the Canada and US audit process described below.  In addition, $5 million of the unrecognized benefit would be offset by reversing a receivable recorded for indemnity claims that we would expect to collect from Akzo Nobel N.V. as part of the National Starch acquisition.

The Company accounts for interest and penalties related to income tax matters in income tax expense.  The Company has accrued $6 million of interest expense and $1 million of penalties related to the unrecognized tax benefits as of December 31, 2014.  The accrued interest expense was $5 million (net of $3 million interest income) and accrued penalties were $1 million as of December 31, 2013.

The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions.  The US federal tax returns are subject to audit for the years 2011 to 2014.  In general, the Company’s foreign subsidiaries remain subject to audit for years 2008 and later.

In 2008 and 2007, the Company made deposits of approximately $13 million and $17 million, respectively, to the Canadian tax authorities relating to an ongoing audit examination.  The Company did not make any additional deposits relating to this ongoing audit examination.  The Company settled $2 million of the claims and continues to pursue relief from double taxation under the US and Canadian tax treaty for the remaining items in the audit.  As a result, the US and Canadian tax returns were subject to adjustment from 2000 and forward for the specific issues being contested.  During 2014, the countries reached an agreement that settled the issues for the years 2000 through 2003, and it is possible but not assured, that a conclusion could be reached on the remaining periods within 12 months of December 31, 2014.  The Company believes that it has adequately provided for the most likely outcome of the settlement process.

It is also reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2014.  The Company has classified $12 million of the unrecognized tax benefits as current because they are expected to be resolved within the next twelve months.

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

In the fourth quarter of 2014, the Company amended its retiree medical plan in the US for salaried employees.  This amendment required certain age and years of service requirements through December 31, 2014 in order to continue to participate in the plan.  As such, the number of eligible employees was significantly reduced.  For those eligible US salaried employees, they are provided with access to postretirement medical insurance through retirement healthcare spending accounts. US salaried employees accrue an account during employment, which can be used after employment to purchase postretirement medical insurance from the Company prior to age 65, Medigap or through Medicare HMO policies after age 65. The accounts are credited with a flat dollar amount and indexed for inflation annually during employment. These credits will cease after December 31, 2014.  The accounts also accrue interest credits using a rate equal to a specified amount above the yield on five-year US Treasury notes. Employees can use the amounts accumulated in these accounts, including credited interest, to purchase postretirement medical insurance. Employees become eligible for benefits when they meet minimum age and service requirements. The Company recognizes the cost of these postretirement benefits by accruing a flat dollar amount on an annual basis for each US salaried employee.

Pension Obligation and Funded Status — The changes in pension benefit obligations and plan assets during 2014 and 2013, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2014 and 2013, were as follows:

	US Plans		Non-US Plans
(in millions)	2014	2013	2014	2013
Benefit obligation
At January 1	$293	$323	$250	$272
Service cost	7	8	6	9
Interest cost	13	11	14	12
Benefits paid	(17)	(14)	(11)	(12)
Actuarial (gain) loss	22	(36)	33	(15)
Business combinations / transfers	—	1	(2)	—
Curtailment / settlement / amendments	(4)	—	—	(2)
Foreign currency translation	—	—	(23)	(14)
Benefit obligation at December 31	$314	$293	$267	$250
Fair value of plan assets
At January 1	$297	$257	$223	$189
Actual return on plan assets	30	41	28	16
Employer contributions	6	13	11	43
Benefits paid	(17)	(14)	(11)	(12)
Plan settlements	(3)	—	—	—
Foreign currency translation	—	—	(19)	(13)
Fair value of plan assets at December 31	$313	$297	$232	$223
Funded status	$(1)	$4	$(35)	$(27)

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2014 and 2013 were as follows:

	US Plans		Non-US Plans
(in millions)	2014	2013	2014	2013
Non-current asset	$12	$16	$18	$26
Current liabilities	(1)	(1)	(1)	(3)
Non-current liabilities	(12)	(11)	(52)	(50)
Net asset (liability) recognized	$(1)	$4	$(35)	$(27)

Amounts recognized in accumulated other comprehensive loss, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2014 and 2013 were as follows:

	US Plans		Non-US Plans
(in millions)	2014	2013	2014	2013
Net actuarial loss	$19	$7	$69	$59
Transition obligation	—	—	2	2
Prior service credit	(2)	—	(1)	—
Net amount recognized	$17	$7	$70	$61

The increase in the net amount recognized in accumulated comprehensive loss at December 31, 2014, as compared to December 31, 2013, is largely due to a decrease in discount rates used to measure the Company’s obligations under its pension plans slightly offset by higher than expected returns on plan assets during 2014 for most plans.

The accumulated benefit obligation for all defined benefit pension plans was $527 million and $493 million at December 31, 2014 and 2013, respectively.

Information about plan obligations and assets for plans with an accumulated benefit obligation in excess of plan assets is as follows:

	US Plans		Non-US Plans
(in millions)	2014	2013	2014	2013
Projected benefit obligation	$9	$10	$54	$52
Accumulated benefit obligation	8	8	43	42
Fair value of plan assets	—	—	2	3

Components of net periodic benefit cost consist of the following for the years ended December 31, 2014, 2013 and 2012:

	US Plans			Non-US Plans
(in millions)	2014	2013	2012	2014	2013	2012
Service cost	$7	$8	$7	$6	$9	$8
Interest cost	13	11	12	14	12	13
Expected return on plan assets	(21)	(18)	(16)	(14)	(12)	(13)
Amortization of actuarial loss	1	2	1	3	5	4
Amortization of transition obligation	—	—	—	—	—	1
Settlement / curtailment	—	—	—	—	—	1
Net periodic benefit cost	$—	$3	$4	$9	$14	$14

For the US plans, the Company estimates that net periodic benefit cost for 2015 will include approximately $1 million relating to the amortization of its accumulated actuarial loss included in accumulated other comprehensive loss at December 31, 2014.

For the non-US plans, the Company estimates that net periodic benefit cost for 2015 will include approximately $4 million relating to the amortization of its accumulated actuarial loss and $0.3 million relating to the amortization of the transition obligation included in accumulated other comprehensive loss at December 31, 2014.

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

Total amounts recorded in other comprehensive income and net periodic benefit cost during 2014 was as follows:

(in millions, pre-tax)	US Plans	Non-US Plans
Net actuarial loss	$13	$19
Prior service credit	(2)	—
Amortization of actuarial loss	(1)	(3)
Foreign currency translation	—	(7)
Total recorded in other comprehensive income	10	9
Net periodic benefit cost	—	9
Total recorded in other comprehensive income and net periodic benefit cost	$10	$18

The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	US Plans		Non-US Plans
	2014	2013	2014	2013
Discount rate	4.00%	4.60%	4.47%	5.60%
Rate of compensation increase	4.31%	4.22%	3.76%	4.39%

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

	US Plans			Non-US Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.60%	3.60%	4.50%	5.60%	4.88%	5.68%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	6.82%	6.69%	6.81%
Rate of compensation increase	4.22%	4.19%	4.19%	4.39%	4.35%	4.51%

For 2015 and 2014, the Company has assumed an expected long-term rate of return on assets of 7.00 percent and 7.25 percent for US plans and 6.00 percent and 6.45 percent for Canadian plans, respectively.  In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US and Canadian equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent actuaries and investment consultants, and historical trends in long-term inflation rates.  Projected return estimates made by such consultants are based upon broad equity and bond indices.

The discount rate reflects a rate of return on high-quality fixed income investments that match the duration of the expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption.

Plan Assets — The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of equity instruments, fixed income securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. For US pension plans, the weighted average target range allocation of assets was 38-72 percent in equities, 31-58 percent in fixed income and 1-3 percent in cash and other short-term investments. The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate.  The Company anticipates increasing its target allocation of assets in fixed income portfolios in the future due to the funded nature of the US plans.

The Company’s weighted average asset allocation as of December 31, 2014 and 2013 for US and non-US pension plan assets is as follows:

	US Plans		Non-US Plans
Asset Category	2014	2013	2014	2013
Equity securities	62%	62%	50%	51%
Debt securities	37%	36%	40%	39%
Cash and other	1%	2%	10%	10%
Total	100%	100%	100%	100%

The fair values of the Company’s plan assets at December 31, 2014, by asset category and level in the fair value hierarchy are as follows:

Asset Category (in millions)	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Plans:
Equity index:
US (a)		$158		$158
International (b)		30		30
Real estate (c)		5		5
Fixed income index:
Intermediate bond (d)		61		61
Long bond (e)		54		54
Cash (f)		5		5
Total US Plans		$313		$313

Non-US Plans:
Equity index:
US (a)		$42		$42
Canada (g)		36		36
International (b)		37		37
Fixed income index:
Intermediate bond (d)		1		1
Long bond (h)		92		92
Other (i)		22		22
Cash (f)	2			2
Total Non-US Plans	$2	$230		$232

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

In 2014, the Company made cash contributions of $6 million and $11 million to its US and non-US pension plans, respectively.  The Company anticipates that in 2015 it will make cash contributions of $1 million and $2 million to its US and non-US pension plans, respectively.  Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.  The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	US Plans	Non-US Plans
2015	$17	$10
2016	17	14
2017	19	11
2018	19	12
2019	19	13
Years 2020 - 2024	107	73

The Company and certain subsidiaries also maintain defined contribution plans. The Company makes matching contributions to these plans that are subject to certain vesting requirements and are based on a percentage of employee contributions. Amounts charged to expense for defined contribution plans totaled $17 million, $15 million and $13 million in 2014, 2013 and 2012, respectively.

Postretirement Benefit Plans — The Company’s postretirement benefit plans currently are not funded. The information presented below includes plans in the United States, Brazil, and Canada. The changes in the benefit obligations of the plans during 2014 and 2013, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2014 and 2013, are as follows:

(in millions)	2014	2013
Accumulated postretirement benefit obligation
At January 1	$57	$74
Service cost	3	3
Interest cost	4	4
Curtailment / settlement	—	(1)
Plan amendment	(16)	—
Actuarial (gain) loss	4	(15)
Benefits paid	(3)	(3)
Foreign currency translation	(2)	(5)
At December 31	$47	$57
Fair value of plan assets	—	—
Funded status	$(47)	$(57)

Amounts recognized in the Consolidated Balance Sheet consist of:

(in millions)	2014	2013
Current liabilities	$(3)	$(2)
Non-current liabilities	(44)	(55)
Net liability recognized	$(47)	$(57)

Amounts recognized in accumulated other comprehensive (income) loss, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2014 and 2013 were as follows:

(in millions)	2014	2013
Net actuarial loss	$9	$7
Prior service credit	(15)	—
Net amount recognized	$(6)	$7

Components of net periodic benefit cost consisted of the following for the years ended December 31, 2014, 2013 and 2012:

(in millions)	2014	2013	2012
Service cost	$3	$3	$2
Interest cost	4	4	3
Amortization of actuarial loss	—	1	1
Net periodic benefit cost	$7	$8	$6

The Company estimates that postretirement benefit expense for 2015 will include approximately $0.5 million relating to the amortization of its accumulated actuarial loss and $2.2 million relating to the amortization of its prior service credit included in accumulated other comprehensive income at December 31, 2014.

Total amounts recorded in other comprehensive income and net periodic benefit cost during 2014 was as follows:

(in millions, pre-tax)	2014
Net actuarial loss	$2
New prior service credit	(15)
Total recorded in other comprehensive income	(13)
Net periodic benefit cost	7
Total recorded in other comprehensive income and net periodic benefit cost	$(6)

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2014	2013
Discount rate	5.70%	6.47%

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2014	2013	2012
Discount rate	6.47%	5.44%	6.23%

The discount rate reflects a rate of return on high-quality fixed-income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligations are established based upon actual healthcare trends and consultation with actuaries and benefit providers.  The following assumptions were used as of December 31, 2014:

	US	Canada	Brazil
2015 increase in per capita cost	6.70%	7.05%	8.66%
Ultimate trend	4.50%	4.50%	8.66%
Year ultimate trend reached	2027	2031	2014

The sensitivities of service cost and interest cost and year-end benefit obligations to changes in healthcare cost trend rates for the postretirement benefit plans as of December 31, 2014 are as follows:

2014
One-percentage point increase in trend rates:
• Increase in service cost and interest cost components	$1 million
• Increase in year-end benefit obligations	$4 million

One-percentage point decrease in trend rates:
• Decrease in service cost and interest cost components	$1 million
• Decrease in year-end benefit obligations	$3 million

The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)
2015	$3
2016	3
2017	3
2018	3
2019	3
Years 2020 - 2024	$16

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

The Company is required to make contributions to this plan as determined by the terms and conditions of the collective bargaining agreements and plan terms. For the years ended December 31, 2014, 2013 and 2012, the Company made regular contributions of $12 million in each year to this multi-employer plan.  The Company cannot currently estimate the amount of multiemployer plan contributions that will be required in 2015 and future years, but these contributions could increase due to healthcare cost trends.

NOTE 10 — Supplementary Information

Balance Sheets

(in millions)	2014	2013
Accounts receivable — net:
Accounts receivable — trade	$655	$667
Accounts receivable — other	111	171
Allowance for doubtful accounts	(4)	(6)
Total accounts receivable — net	$762	$832
Inventories:
Finished and in process	$428	$440
Raw materials	225	235
Manufacturing supplies	46	48
Total inventories	$699	$723
Accrued liabilities:
Compensation-related costs	$74	$75
Income taxes payable	36	14
Dividends payable	31	32
Accrued interest	16	16
Taxes payable other than income taxes	36	32
Other	75	100
Total accrued liabilities	$268	$269
Non-current liabilities:
Employees’ pension, indemnity and postretirement	$126	$133
Other	31	30
Total non-current liabilities	$157	$163

Statements of Income

(in millions)	2014	2013	2012
Other income - net:
Income tax indemnification income (a)	$7	$—	$—
Gain from sale of investment	5	—	—
Gain from sale of idled plant and land	3	—	2
Gain from change in benefit plan in North America	—	—	5
Other	9	16	15
Other income - net	$24	$16	$22

(a)  Amount fully offset by $7 million of expense recorded in the income tax provision.

Financing costs-net:
Interest expense, net of amounts capitalized (a)	$73	$74	$77
Interest income	(13)	(11)	(10)
Foreign currency transaction losses	1	3	—
Financing costs-net	$61	$66	$67

(a) Interest capitalized amounted to $2 million, $4 million and $6 million in 2014, 2013 and 2012, respectively.

Statements of Cash Flow:

(in millions)	2014	2013	2012
Other non-cash charges to net income:
Mechanical stores expense (a)	$56	$48	$42
Share-based compensation expense	19	17	18
Other	(7)	9	(5)
Total other non-cash charges to net income	$68	$74	$55

(a) Represents spare parts used in the production process.  Such spare parts are recorded in PP&E as part of machinery and equipment until they are utilized in the manufacturing process and expensed as a period cost.

(in millions)	2014	2013	2012
Interest paid	$59	$61	$65
Income taxes paid	94	135	133

NOTE 11 - Equity

Preferred stock:

The Company has authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding at December 31, 2014 and 2013.

Treasury stock:

On December 12, 2014, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 12, 2019.  The Company’s previously authorized stock repurchase program permitting the purchase of up to 4 million shares has been almost fully utilized with 176 thousand shares available to be repurchased at December 31, 2014.  The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan.  However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

As part of the previous stock repurchase program, the Company entered into an accelerated share repurchase agreement (“ASR”) on July 30, 2014 with an investment bank under which the Company repurchased $300 million of its common stock.  The Company paid the $300 million on August 1, 2014 and received an initial delivery of shares from the investment bank of 3,152,502 shares, representing approximately 80 percent of the shares anticipated to be repurchased based on current market prices at that time. The ASR was initially accounted for as an initial stock purchase transaction and a forward stock purchase contract.  The initial delivery of shares resulted in an immediate reduction in the number of shares used to calculate the weighted average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR.  On December 29, 2014, the ASR was completed and the Company received 671,823 additional shares of its common stock bringing the total amount of repurchases to 3,824,325 shares, based upon the volume-weighted average price of $78.45 per share over the term of the share repurchase agreement.  The ASR was funded through a combination of cash on hand and utilization of the Revolving Credit Agreement.

In 2013, the Company repurchased 3,385,000 common shares in open market transactions at a cost of approximately $227 million.  In 2012, the Company repurchased 300,000 common shares in open market transactions at a cost of approximately $15 million.

The Company also reacquired 8,738, 21,629 and 44,674 shares of its common stock during 2014, 2013 and 2012, respectively, by both repurchasing shares from employees under the stock incentive plan and through the cancellation of forfeited restricted stock.  The Company repurchased shares from employees at average purchase prices of $61.05, $44.55 and $58.59, or fair value at the date of purchase, during 2014, 2013 and 2012, respectively.  All of the acquired shares are held as common stock in treasury, less shares issued to employees under the stock incentive plan.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2012, 2013 and 2014:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Outstanding
Balance at December 31, 2011	76,822	939	75,883
Issuance of restricted stock units as compensation	—	(6)	6
Issuance under incentive and other plans	—	(142)	142
Stock options exercised	320	(1,026)	1,346
Purchase/acquisition of treasury stock	—	345	(345)
Balance at December 31, 2012	77,142	110	77,032
Issuance of restricted stock units as compensation	6	(3)	9
Issuance under incentive and other plans	130	(43)	173
Stock options exercised	395	(110)	505
Purchase/acquisition of treasury stock	—	3,407	(3,407)
Balance at December 31, 2013	77,673	3,361	74,312
Issuance of restricted stock units as compensation	89	(24)	113
Issuance under incentive and other plans	49	(63)	112
Stock options exercised	—	(618)	618
Purchase/acquisition of treasury stock	—	3,833	(3,833)
Balance at December 31, 2014	77,811	6,489	71,322

Share-based payments:

The following table summarizes the components of the Company’s share-based compensation expense for the last three years:

(in millions)	2014	2013	2012
Stock options:
Pre-tax compensation expense	$7	$6	$7
Income tax (benefit)	(3)	(2)	(3)
Stock option expense, net of income taxes	4	4	4

RSUs and RSAs:
Pre-tax compensation expense	8	7	6
Income tax (benefit)	(3)	(3)	(2)
RSU and RSA compensation expense, net of income taxes	5	4	4

Performance shares and other share-based awards:
Pre-tax compensation expense	4	4	5
Income tax (benefit)	(1)	(1)	(2)
Performance shares and other share-based
compensation expense, net of income taxes	3	3	3

Total share-based compensation:
Pre-tax compensation expense	19	17	18
Income tax (benefit)	(7)	(6)	(7)
Total share-based compensation expense, net of
income taxes	$12	$11	$11

The Company has a stock incentive plan (“SIP”) administered by the compensation committee of its Board of Directors that provides for the granting of stock options, restricted stock, restricted stock units and other share-based awards to certain key employees.  A maximum of 8 million shares were originally authorized for awards under the SIP.  As of

December 31, 2014, 6.0 million shares were available for future grants under the SIP.  Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.

The Company grants nonqualified options to purchase shares of the Company’s common stock.  The stock options have a ten-year life and are exercisable upon vesting, which occurs evenly over a three-year period at the anniversary dates of the date of grant.  Compensation expense is recognized on a straight-line basis for awards.  As of December 31, 2014, certain of these nonqualified options have been forfeited due to the termination of employees.

The fair value of stock option awards was estimated at the grant dates using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013	2012
Expected life (in years)	5.5	5.8	5.8
Risk-free interest rate	1.6%	1.1%	1.1%
Expected volatility	30.3%	32.6%	33.3%
Expected dividend yield	2.8%	1.6%	1.2%

The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on historical dividend payments. The weighted average fair value of options granted during 2014, 2013 and 2012 was estimated to be $12.99, $17.87 and $16.16, respectively.

A summary of stock option transactions for the last three years follows:

(shares in thousands)	Stock Option Shares	Stock Option Price Range	Weighted Average per Share Exercise Price for Stock Options
Outstanding at December 31, 2011	4,030	$14.33 to 52.64	$30.29
Granted	460	55.95 to 57.33	55.96
Exercised	(1,409)	14.33 to 47.95	26.80
Cancelled	(49)	25.58 to 55.95	39.29
Outstanding at December 31, 2012	3,032	16.92 to 57.33	35.66
Granted	416	66.07 to 66.26	66.07
Exercised	(511)	16.92 to 57.33	28.74
Cancelled	(88)	47.95 to 66.07	54.37
Outstanding at December 31, 2013	2,849	24.70 to 66.26	40.77
Granted	715	59.58 to 69.14	59.65
Exercised	(618)	24.70 to 66.07	33.25
Cancelled	(57)	24.70 to 66.07	51.54
Outstanding at December 31, 2014	2,889	25.83 to 69.14	46.84

The intrinsic values of stock options exercised during 2014, 2013 and 2012 were approximately $26 million, $20 million and $46 million, respectively.  For the years ended December 31, 2014, 2013 and 2012, cash received from the exercise of stock options was $20 million, $14 million and $34 million, respectively.  The excess income tax benefit realized from share-based compensation was $6 million, $5 million and $11 million in 2014, 2013 and 2012, respectively.  As of December 31, 2014, the unrecognized compensation cost related to non-vested stock options totaled $9 million, which is expected to be amortized over the weighted-average period of approximately 1.8 years.

The following table summarizes information about stock options outstanding at December 31, 2014:

(options in thousands)

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share

$24.70 to 27.30	334	$25.68	2.89	334	$25.68
$27.31 to 29.90	369	29.06	5.07	369	29.06
$32.51 to 35.10	472	34.06	2.79	472	34.07
$45.51 to 53.30	281	47.95	6.11	281	47.95
$55.91 to 58.50	369	55.95	7.11	253	55.95
$58.51 to 61.10	695	59.58	9.10	—	—
$63.71 to 66.26	364	66.07	8.10	131	66.07
$68.91 to 71.50	5	69.14	9.34	—	—
	2,889	$46.84	6.17	1,840	$38.95

Stock options outstanding at December 31, 2014 had an aggregate intrinsic value of approximately $110 million and an average remaining contractual life of 6.2 years.  Stock options exercisable at December 31, 2014 had an aggregate intrinsic value of approximately $85 million and an average remaining contractual life of 4.7 years.  Stock options outstanding at December 31, 2013 had an aggregate intrinsic value of approximately $79 million and an average remaining contractual life of 5.8 years.  Stock options exercisable at December 31, 2013 had an aggregate intrinsic value of approximately $72 million and an average remaining contractual life of 4.8 years.

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

The following table summarizes restricted share and restricted unit activity for the last three years:

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share	Number of Restricted Units	Weighted Average Fair Value per Share
Non-vested at December 31, 2011	136	$30.69	235	$44.24
Granted	—	—	174	55.69
Vested	(37)	33.73	(9)	37.57
Cancelled	(4)	25.58	(15)	44.95
Non-vested at December 31, 2012	95	$29.69	385	$49.77
Granted	—	—	144	66.27
Vested	(33)	34.02	(17)	46.82
Cancelled	(14)	31.25	(43)	54.93
Non-vested at December 31, 2013	48	$26.25	469	$54.47
Granted	—	—	161	61.50
Vested	(31)	25.35	(168)	48.16
Cancelled	(1)	28.75	(28)	53.27
Non-vested at December 31, 2014	16	$27.94	434	$59.61

The total fair value of restricted units that vested in 2014, 2013 and 2012 was $8 million, $1 million and $0.3 million, respectively.  Restricted shares with a total fair value of $1 million vested in each of 2014, 2013 and 2012.

At December 31, 2014, the total remaining unrecognized compensation cost related to restricted units was $11 million which will be amortized on a weighted-average basis over approximately 1.9 years.  Unrecognized compensation cost related to restricted shares was insignificant at December 31, 2014.  Recognized compensation cost related to unvested restricted share and restricted stock unit awards is included in share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $16 million and $17 million at December 31, 2014 and 2013, respectively.

Other share-based awards under the SIP:

Under the compensation agreement with the Board of Directors at least 50 percent of a director’s compensation is awarded in shares of common stock or restricted units based on each director’s election to receive his or her compensation or a portion thereof in the form of restricted units.  These restricted units vest immediately, but cannot be transferred until a date not less than six months after the director’s termination of service from the board at which time the restricted units will be settled by delivering shares of common stock.  The compensation expense relating to this plan included in the Consolidated Statements of Income did not exceed $1 million in 2014, 2013 or 2012.  At December 31, 2014, there were approximately 183,000 restricted units outstanding under this plan at a carrying value of approximately $7 million.

The Company has a long-term incentive plan for officers in the form of performance shares.  The ultimate payments for performance shares awarded in 2012, 2013 and 2014 to be paid in 2015, 2016 and 2017 will be based solely on the Company’s stock performance as compared to the stock performance of a peer group.  Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model.  The total compensation expense for these awards is amortized over a three-year service period.  As of December 31, 2014, the unrecognized compensation cost relating to these plans was $3 million, which will be amortized over the remaining requisite service periods of 1 to 2 years.  Recognized compensation cost related to these unvested awards is included in share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $6 million and $7 million at December 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Loss:

A summary of accumulated other comprehensive income (loss) for the years ended December 31, 2012, 2013 and 2014 is presented below:

(in millions)	Cumulative Translation Adjustment	Deferred Gain/(Loss) on Hedging Activities	Pension/ Postretirement Adjustment	Unrealized Gain (Loss) on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(306)	$(35)	$(70)	$(2)	$(413)
Gains on cash-flow hedges, net of income tax effect of $25		43			43
Amount of gains on cash-flow hedges reclassified to earnings, net of income tax effect of $15		(25)			(25)
Actuarial losses on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $27			(56)		(56)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $2			5		5
Currency translation adjustment	(29)				(29)
Balance, December 31, 2012	$(335)	$(17)	$(121)	$(2)	$(475)
Losses on cash-flow hedges, net of income tax effect of $29		(64)			(64)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $19		41			41
Actuarial gains on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $32			63		63
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax of $3			5		5
Unrealized gain on investment, net of income tax effect				1	1
Currency translation adjustment	(154)				(154)
Balance, December 31, 2013	$(489)	$(40)	$(53)	$(1)	$(583)
Losses on cash-flow hedges, net of income tax effect of $12		(29)			(29)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $23		50			50
Actuarial losses on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $5			(12)		(12)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $1			4		4
Currency translation adjustment	(212)				(212)
Balance, December 31, 2014	$(701)	$(19)	$(61)	$(1)	$(782)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in Consolidated Statements of Income
(in millions)	2014	2013	2012
Gains (losses) on cash-flow hedges:
Commodity and foreign currency contracts	$(70)	$(57)	$43	Cost of sales
Interest rate contracts	(3)	(3)	(3)	Financing costs, net

Losses related to pension and other postretirement obligations	(5)	(8)	(7)		(a)
Total before tax reclassifications	$(78)	$(68)	$33
Income tax (expense) benefit	24	22	(13)
Total after-tax reclassifications	$(54)	$(46)	$20

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and SG&A expenses on the Consolidated Statements of Income.

The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	2014			2013			2012
	Net Income			Net Income			Net Income
	Available	Weighted		Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$354.9	73.6	$4.82	$395.7	77.0	$5.14	$427.5	76.5	$5.59

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.3			1.3			1.7

Diluted EPS	$354.9	74.9	$4.74	$395.7	78.3	$5.05	$427.5	78.2	$5.47

NOTE 12 - Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis.  The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, Middle East and Africa (“EMEA”).  Its North America segment includes businesses in the United States, Canada and Mexico.  The Company’s South America segment includes businesses in Brazil, Colombia and Ecuador and the Southern Cone of South America, which includes Argentina, Chile, Peru and Uruguay.  Its Asia Pacific segment includes businesses in Korea, Thailand, Malaysia, China, Japan, Indonesia, the Philippines, Singapore, India, Australia and New Zealand.  The Company’s EMEA segment includes businesses in the United Kingdom, Germany, South Africa, Pakistan and Kenya.

(in millions)	2014	2013	2012
Net sales to unaffiliated customers:
North America	$3,093	$3,647	$3,741
South America	1,203	1,334	1,462
Asia Pacific	794	805	816
EMEA	578	542	513
Total	$5,668	$6,328	$6,532
Operating income:
North America	$375	$401	$408
South America	108	116	198
Asia Pacific	103	97	95
EMEA (a)	95	74	78
Corporate (b)	(65)	(75)	(78)
Subtotal	616	613	701
Impairment / restructuring charges (c)	(33)	—	(36)
Acquisition / integration costs	(2)	—	(4)
Gain from change in benefit plans	—	—	5
Gain from land sale	—	—	2
Total	$581	$613	$668
Total assets:
North America	$2,907	$3,008	$3,116
South America	923	1,088	1,230
Asia Pacific	711	711	730
EMEA	550	553	516
Total	$5,091	$5,360	$5,592
Depreciation and amortization:
North America	$111	$112	$130
South America	38	41	44
Asia Pacific	26	25	24
EMEA	20	16	13
Total	$195	$194	$211
Capital expenditures:
North America	$130	$141	$162
South America	90	76	75
Asia Pacific	30	28	33
EMEA	26	53	43
Total	$276	$298	$313

(a) For 2014, includes a $3 million gain from the sale of an idled plant in Kenya.

(b) For 2014, includes $7 million of income relating to a tax indemnification agreement with an offsetting expense of $7 million recorded in the provision for income taxes (see also Note 8).

(c) For 2014, includes a $33 million write-off of impaired goodwill in the Southern Cone of South America.  For 2012, includes $20 million of charges for impaired assets and restructuring costs in Kenya, $11 million of charges to write-down certain equipment as part of the Company’s North American manufacturing optimization plan and $5 million of charges for impaired assets in China and Colombia.

The following table presents net sales to unaffiliated customers by country of origin for the last three years:

	Net Sales
(in millions)	2014	2013	2012
United States	$1,681	$1,970	$2,035
Mexico	955	1,130	1,143
Brazil	591	670	731
Canada	457	547	564
Korea	295	301	306
Argentina	262	305	356
Others	1,427	1,405	1,397
Total	$5,668	$6,328	$6,532

The following table presents long-lived assets (excluding intangible assets and deferred income taxes) by country at December 31:

	Long-lived Assets
(in millions)	2014	2013	2012
United States	$809	$822	$824
Mexico	296	296	290
Brazil	294	321	346
Canada	154	181	199
Germany	133	151	114
Thailand	105	112	117
Korea	88	91	90
Argentina	82	92	111
Others	214	219	234
Total	$2,175	$2,285	$2,325

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

On May 23, 2014, the defendants asked the court for leave to amend their counterclaim to add the individual sugar companies as counterclaim defendants.  The motion for leave to amend was denied by the court on August 4, 2014 and this decision is in the process of being appealed by the defendants.  On August 26, 2014, each of the Company and Tate & Lyle filed motions to disqualify the plaintiffs’ lead counsel, Squire Patton Boggs, due to a conflict of interest arising from Squire Sanders’ merger with Patton Boggs, a firm which represents each of the Company and Tate & Lyle.  In addition, on August 26, 2014, the defendants filed two separate motions for summary judgment, one on the issue of liability and the other on the issue of damages, and the plaintiffs filed a motion for summary judgment with respect to the defendants’ counterclaim.

The motion to disqualify the plaintiff’s attorneys was argued before the court on both November 13 and November 25, 2014.  On February 13, 2015, the court granted the Company’s and Tate & Lyle’s motions to dismiss Squire Patton Boggs due to a conflict of interest.  The schedule for arguing the summary judgment motions and the pre-trial conference have been delayed until May 5, 2015 while the plaintiffs seek replacement counsel in the case.

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

The Company is also party to a large number of labor claims relating to its Brazilian operations.  The Company has reserved an aggregate of approximately $5 million as of December 31, 2014 in respect of these claims.  These labor claims primarily relate to dismissals, severance, health and safety, work schedules and salary adjustments.

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

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR *
2014
Net sales before shipping and handling costs	$1,435	$1,568	$1,545	$1,450
Less: shipping and handling costs	78	85	85	82
Net sales	$1,357	$1,483	$1,460	$1,368
Gross profit	250	296	298	272
Net income attributable to Ingredion	73	103	119	61
Basic earnings per common share of Ingredion	$0.97	$1.37	$1.62	$0.85
Diluted earnings per common share of Ingredion	$0.96	$1.35	$1.60	$0.83

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR
2013
Net sales before shipping and handling costs	$1,662	$1,715	$1,696	$1,579
Less: shipping and handling costs	78	82	84	80
Net sales	$1,584	$1,633	$1,612	$1,499
Gross profit	306	276	259	291
Net income attributable to Ingredion	111	95	86	104
Basic earnings per common share of Ingredion	$1.43	$1.22	$1.12	$1.37
Diluted earnings per common share of Ingredion	$1.41	$1.20	$1.10	$1.35

* Fourth quarter 2014 includes a write-off of impaired goodwill in the Southern Cone of South America of $33 million ($0.44 per diluted common share) and $2 million of costs ($1 million after-tax, or $0.02 per diluted common share) related to the pending Penford acquisition.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal 1. Election of Directors,” “The Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Executive Officers of the Registrant.”  The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller.  The code of ethics is posted on the Company’s Internet website, which is found at www.ingredion.com.  The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

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

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Equity Compensation Plan Information as of December 31, 2014” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “2014 and 2013 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) Consolidated Financial Statements

Financial Statements (see the Index to the Consolidated Financial Statements on page 51 of this report).

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
2.1*

Agreement and Plan of Merger, dated as of October 14, 2014, by and among Penford Corporation, a Washington corporation, Prospect Sub, Inc., a Washington corporation and a wholly-owned subsidiary of the Company, and the Company, filed on November 3, 2014 as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-13397. Certain schedules referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

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

10.1* ***	Stock Incentive Plan as effective May 21, 2014, filed on April 8, 2014 as Appendix B to the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, File No. 1-13397.

10.2* ***

Form of Executive Severance Agreement entered into by Ilene S. Gordon, Cheryl K. Beebe, Jack C. Fortnum and John F. Saucier, filed on May 6, 2008 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, File No. 1-13397.

10.3** ***	Form of Indemnification Agreement entered into by each of the members of the Company’s Board of Directors and the Company’s executive officers.

10.4* ***	Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed as Exhibit 4(d) to the Company’s

Registration Statement on Form S-8, File No. 333-75844, as amended by Amendment No. 1 dated December 1, 2004, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2004, File No. 1-13397.

10.5* ***

Supplemental Executive Retirement Plan as effective July 18, 2012, filed on November 2, 2012as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012, File No. 1-13397.

10.6** ***	Executive Life Insurance Plan.

10.7* ***	Deferred Compensation Plan, as amended by Amendment No. 1 filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A for the Year ended December 31, 2001, File No. 1-13397.

10.8* ***	Annual Incentive Plan as effective July 18, 2012 filed, on November 2, 2012 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012, File No. 1-13397.

10.9* ***	Executive Life Insurance Plan, Compensation Committee Summary, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2004, File No. 1-13397.

10.10* ***

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

10.12* ***

Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 9, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 3, 2015, File No. 1-13397.

10.13* ***

Form of Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 9, 2015 as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 3, 2015, File No. 1-13397.

10.14* ***

Form of Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan, filed on February 9, 2015 as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 3, 2015, File No. 1-13397.

10.15*

Natural Gas Purchase and Sale Agreement between Corn Products Brasil-Ingredientes Industrias Ltda. and Companhia de Ga de Sao Paulo-Comgas, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2005, File No. 1-13397.

10.16* ***

Letter of Agreement dated as of April 2, 2009 between the Company and Ilene S. Gordon, filed on August 6, 2009 as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009, file No. 1-13397.

10.17* ***

Letter of Agreement dated as of April 2, 2010 between the Company and Diane Frisch, filed on August 6, 2010 as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, File No. 1-13397.

10.18* ***

Executive Severance Agreement dated as of May 1, 2010 between the Company and Diane Frisch, filed on August 6, 2010 as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, File No. 1-13397.

10.19* ***

Letter of Agreement dated as of September 28, 2010 between the Company and James Zallie, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2010, File No. 1-13397.

10.20* ***

Form of Executive Severance Agreement entered into by James Zallie, Christine M. Castellano, Anthony P. DeLio and Robert F. Stefansic, filed on February 24, 2014 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013, File No. 1-13397.

10.21 * ***

Form of Executive Severance Agreement entered into by Ricardo de Abreu Souza and Jorgen Kokke, filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, File No. 1-13397.

10.22 * ***

Confidentiality and Non-Compete Agreement, dated March 7, 2014, by and between the Company and Cheryl K. Beebe, filed on May 2, 2014 as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, File No. 1-13397.

10.23 * ***

Confidential Separation Agreement and General Release, dated as of March 29, 2013, by and between the Company and Kimberly A. Hunter, filed on August 2, 2013 as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013, File No. 1-13397.

10.24* ***

Consulting Agreement, dated as of September 3, 2013, by and between the Company and Julio dos Reis, filed on November 1, 2013 as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013, File No. 1-13397.

10.25* ***

Mutual Separation Agreement, dated as of September 3, 2013, by and between Ingredion Argentina S.A. and Julio dos Reis, filed on November 1, 2013 as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013, File No. 1-13397.

10.38* ***

Letter of Agreement dated as of September 2, 2013 between the Company and Ricardo de Abreu Souza and Addendum dated as of February 19, 2014, filed February 24, 2014 as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013, File No. 1-13397.

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

101

The following financial information from the Ingredion Incorporated Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Equity and Redeemable Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*                 Incorporated herein by reference as indicated in the exhibit description.

**          Incorporated herein by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2015.

INGREDION INCORPORATED

By:	/s/ Ilene S. Gordon
Ilene S. Gordon
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 20th day of February, 2015.

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