Form 10-Q
period 2015-03-31
Ingredion Inc
filed 2015-05-06
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 30, 2015
Common Stock, $.01 par value	71,278,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2015	2014
Net sales before shipping and handling costs	$1,410.0	$1,435.0
Less: shipping and handling costs	79.9	77.8
Net sales	1,330.1	1,357.2
Cost of sales	1,049.4	1,107.4
Gross profit	280.7	249.8

Operating expenses	132.0	132.4
Other (income), net	(1.2)	(4.9)
Restructuring charge	10.4	—

Operating income	139.5	122.3

Financing costs, net	14.0	16.6

Income before income taxes	125.5	105.7
Provision for income taxes	39.8	30.5
Net income	85.7	75.2
Less: Net income attributable to non-controlling interests	2.0	2.6
Net income attributable to Ingredion	$83.7	$72.6

Weighted average common shares outstanding:
Basic	71.6	74.6
Diluted	72.7	75.8

Earnings per common share of Ingredion:
Basic	$1.17	$0.97
Diluted	$1.15	$0.96

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net income	$86	$75
Other comprehensive income (loss):
Gains (losses) on cash-flow hedges, net of income tax effect of $6 and $13, respectively	(14)	26
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $4 and $6, respectively	10	13
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $2	7	—
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	—	1
Currency translation adjustment	(146)	(32)
Comprehensive income (loss)	(57)	83
Comprehensive income attributable to non-controlling interests	(2)	(3)
Comprehensive income (loss) attributable to Ingredion	$(59)	$80

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$573	$580
Short-term investments	36	34
Accounts receivable — net	795	762
Inventories	740	699
Prepaid expenses	29	21
Deferred income taxes	53	48
Total current assets	2,226	2,144

Property, plant and equipment - net of accumulated depreciation of $2,759 and $2,813, respectively	2,090	2,073
Goodwill	573	478
Other intangible assets - net of accumulated amortization of $65 and $62, respectively	398	290
Deferred income taxes	4	4
Other assets	128	102
Total assets	$5,419	$5,091

Liabilities and equity
Current liabilities
Short-term borrowings	$22	$23
Accounts payable and accrued liabilities	662	698
Total current liabilities	684	721

Non-current liabilities	196	157
Long-term debt	2,208	1,804
Deferred income taxes	203	180
Share-based payments subject to redemption	15	22

Equity
Ingredion Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares- $0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares- $0.01 par value — 77,810,875 shares issued at March 31, 2015 and December 31, 2014	1	1
Additional paid-in capital	1,163	1,164
Less: Treasury stock (common stock; 6,494,373 and 6,488,605 shares at March 31, 2015 and December 31, 2014, respectively) at cost	(485)	(481)
Accumulated other comprehensive loss	(925)	(782)
Retained earnings	2,329	2,275
Total Ingredion stockholders’ equity	2,083	2,177
Non-controlling interests	30	30
Total equity	2,113	2,207

Total liabilities and equity	$5,419	$5,091

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2014	$1	$1,164	$(481)	$(782)	$2,275	$30	$22
Net income attributable to Ingredion					84
Net income attributable to non-controlling interests						2
Dividends declared					(30)	(2)
Losses on cash-flow hedges, net of income tax effect of $6				(14)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $4				10
Repurchases of common stock		(6)	(18)
Share-based compensation		5	14				(7)
Actuarial gains on pension and postretirement obligations, settlements, and plan amendments, net of income tax effect of $2				7
Currency translation adjustment				(146)
Balance, March 31, 2015	$1	$1,163	$(485)	$(925)	$2,329	$30	$15

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Payments Subject to Redemption
Balance, December 31, 2013	$1	$1,166	$(225)	$(583)	$2,045	$25	$24
Net income attributable to Ingredion					73
Net income attributable to non-controlling interests						3
Dividends declared					(32)	(2)
Gains on cash-flow hedges, net of income tax effect of $13				26
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $6				13
Share-based compensation		5	5				(9)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				1
Currency translation adjustment				(32)
Balance, March 31, 2014	$1	$1,171	$(220)	$(575)	$2,086	$26	$15

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Cash provided by operating activities:
Net income	$86	$75
Non-cash charges to net income:
Depreciation and amortization	47	48
Charge for fair value mark-up of acquired inventory	3	—
Other	18	22
Changes in working capital:
Accounts receivable and prepaid items	(28)	(8)
Inventories	(14)	(35)
Accounts payable and accrued liabilities	(40)	(12)
Decrease (increase) in margin accounts	(8)	32
Other	5	(1)
Cash provided by operating activities	69	121

Cash used for investing activities:
Payment for acquisition, net of cash acquired of $16	(332)	—
Capital expenditures, net of proceeds on disposals	(58)	(59)
Short-term investments	(3)	—
Cash used for investing activities	(393)	(59)

Cash provided by (used for) financing activities:
Proceeds from borrowings	435	12
Payments on debt	(38)	(46)
Repurchases of common stock, net of issuances	(21)	(1)
Dividends paid (including to non-controlling interests)	(32)	(33)
Excess tax benefit on share-based compensation	2	—
Cash provided by (used for) financing activities	346	(68)

Effect of foreign exchange rate changes on cash	(29)	(8)
Decrease in cash and cash equivalents	(7)	(14)
Cash and cash equivalents, beginning of period	580	574
Cash and cash equivalents, end of period	$573	$560

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1.                                      Interim Financial Statements

References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2014 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2015 and 2014, and the financial position of the Company as of March 31, 2015.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.                                      New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period; however on April 29, 2015 the FASB proposed to delay the effective date by one year.  The standard will allow various transition approaches upon adoption.  The Company is assessing the impacts of this new standard; however the adoption of the guidance in this Update is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), for the purpose of simplifying the presentation of debt issuance costs.  This standard requires that debt issuance costs associated with a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt in the balance sheet, consistent with the recording of debt discounts. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and require an entity to apply the guidance on a retrospective basis.  Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.  The adoption of the guidance in this Update is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

3.                                      Acquisition

On March 11, 2015, the Company completed its acquisition of Penford Corporation (“Penford”), a manufacturer of specialty starches that is headquartered in Centennial, Colorado. Total purchase consideration for Penford was $332 million, which included the extinguishment of $93 million in debt in conjunction with the acquisition.  The Company funded the acquisition with proceeds from borrowings under its revolving credit agreement. The results of Penford are included in the Company’s consolidated results from March 11, 2015 forward within the North America operating segment.

The acquisition provides the Company with, among other things, an expanded specialty ingredient product portfolio consisting of potato starch-based offerings.  Penford had net sales of $444 million for the fiscal year ended August 31, 2014 and operated six manufacturing facilities in the United States, all of which manufacture specialty starches.  With the acquisition, the Company now employs approximately 11,800 people world-wide.

Due to the timing of the completion of the acquisition so late in the Company’s fiscal quarter, a preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates.  Assets acquired and liabilities assumed in the transaction were generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  The Company is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed, primarily related to the valuation of tangible and identifiable intangible assets acquired.  As such, the actual allocation of the final purchase price and the resulting effect on net income may differ from the preliminary amounts included herein.  The Company expects to finalize the purchase price allocation during 2015.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired, and is not tax deductible for the Company.  The preliminary goodwill of $107 million results from synergies and other operational benefits expected to result from the acquisition.

The following table summarizes the preliminary purchase price allocation as of March 11, 2015 for the acquisition of Penford:

(in millions)
Working capital (excluding cash)	$66
Property, plant and equipment	110
Other assets	9
Identifiable intangible assets	116
Goodwill	107
Non-current liabilities assumed	(76)
Total preliminary purchase price	$332

The identifiable intangible assets include items such as customer relationships, proprietary technology and tradenames.

Included in the results from the acquired Penford business was an increase in cost of sales of $3 million relating to the sale of Penford inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules.  The Company also recorded a pre-tax restructuring charge of $10 million for estimated employee severance costs.  In addition, the Company incurred $4 million of pre-tax acquisition and integration costs for the three months ended March 31, 2015 associated with the Penford transaction.

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

	Three Months Ended March 31,
(in millions)	2015	2014
Net Sales to unaffiliated customers:
North America	$754.0	$736.9
South America	258.1	293.8
Asia Pacific	186.9	185.4
EMEA	131.1	141.1
Total	$1,330.1	$1,357.2

Operating Income:
North America	$102.1	$65.2
South America	24.6	29.9
Asia Pacific	25.6	25.7
EMEA	22.1	21.1
Corporate	(17.8)	(19.6)
Sub-total	156.6	122.3
Restructuring charge	(10.4)	—
Acquisition/integration costs	(3.7)	—
Charge for fair value markup of acquired inventory	(3.0)	—
Total	$139.5	$122.3

(in millions)	At March 31, 2015	At Dec. 31, 2014
Total Assets
North America	$3,365	$2,907
South America	807	923
Asia Pacific	735	711
EMEA	512	550
Total	$5,419	$5,091

5.                                      Financial Instruments, Derivatives and Hedging Activities

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

Commodity price hedging:  The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to twenty-four months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock-in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash-flow hedges.  Effective with the acquisition of Penford, the Company now produces and sells ethanol.  The Company now enters into swap contracts to hedge price risk associated with fluctuations in market prices of ethanol.  Unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash-flow hedges are not significant.

At March 31, 2015, AOCI included $19 million of losses, net of tax of $9 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2014, AOCI included $13 million of losses, net of tax of $6 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any T-locks outstanding at March 31, 2015 or December 31, 2014.  The Company has interest rate swap agreements that effectively convert the interest rates on its 3.2 percent $350 million senior notes due November 1, 2015, its 6.0 percent $200 million senior notes due April 15, 2017, its 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of its $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at March 31, 2015 and December 31, 2014 was $21 million and $13 million, respectively and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

At March 31, 2015 and December 31, 2014, AOCI included $6 million of losses (net of income taxes of $4 million) and $7 million of losses (net of income taxes of $4 million), respectively, related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of a foreign operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At March 31, 2015, the Company had foreign currency forward sales contracts with an aggregate notional amount of $141 million and foreign currency forward purchase contracts with an aggregate notional amount of $59 million that hedged transactional exposures.  At December 31, 2014, the Company had foreign currency forward sales contracts with an aggregate notional amount of $150 million and foreign currency forward purchase contracts with an aggregate notional amount of $70 million that hedged transactional exposures.  The fair value of these derivative instruments are assets of $5 million and $1 million at March 31, 2015 and December 31, 2014, respectively.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. The amount included in AOCI relating to these hedges at both March 31, 2015 and December 31, 2014 was not significant.

The fair value and balance sheet location of the Company’s derivative instruments, accounted for as cash-flow hedges and presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
Derivatives designated as		Fair Value			Fair Value
cash-flow hedging instruments: (in millions)	Balance Sheet Location	At March 31, 2015	At December 31, 2014	Balance Sheet Location	At March 31, 2015	At December 31, 2014

Commodity and foreign currency contracts	Accounts receivable-net	$7	$15	Accounts payable and accrued liabilities	$24	$18

Commodity and foreign currency contracts	Other assets	—	1	Non-current liabilities	10	6
Total		$7	$16		$34	$24

At March 31, 2015, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 79 million bushels of corn and 600 thousand pounds of soybean oil.  The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 17 million mmbtu’s of natural gas at March 31, 2015.  Additionally at March 31, 2015, the Company had outstanding ethanol swap contracts that hedged the forecasted sale of approximately 3 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash-Flow Hedging Relationships	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Reclassified from AOCI into Income	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Commodity and foreign currency contracts	$(20)	$39	Cost of sales	$(13)	$(18)
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(20)	$39		$(14)	$(19)

At March 31, 2015, AOCI included approximately $18 million of losses, net of income taxes of $9 million, on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally at March 31, 2015, AOCI included $2 million of losses on settled T-Locks (net of income taxes of $1 million) and $1 million of gains related to foreign currency hedges (net of income taxes of $1 million), which are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	At March 31, 2015				At December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$5	$5	$—	$—	$5	$5	$—	$—
Derivative assets	34	2	32	—	29	12	17	—
Derivative liabilities	35	13	22	—	23	6	17	—
Long-term debt	2,352	—	2,352	—	1,939	—	1,939	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At March 31, 2015, the carrying value and fair value of the Company’s long-term debt were $2.21 billion and $2.35 billion, respectively.

6.                                      Share-Based Compensation

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

The Company granted non-qualified options to purchase 336 thousand shares and 710 thousand shares of the Company’s common stock during the three months ended March 31, 2015 and 2014, respectively.  The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2015	2014
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.36%	1.63%
Expected volatility	25.19%	30.28%
Expected dividend yield	2.04%	2.82%

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

Stock option activity for the three months ended March 31, 2015 was as follows:

(dollars and options in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,889	$46.84
Granted	336	82.28
Exercised	(90)	41.00
Cancelled	(8)	60.67
Outstanding at March 31, 2015	3,127	50.77	6.33	$86,057

Exercisable at March 31, 2015	2,210	43.31	5.25	$76,262

For the three months ended March 31, 2015, cash received from the exercise of stock options was $3 million.  At March 31, 2015, the total remaining unrecognized compensation cost related to stock options approximated $12 million, which will be amortized over a weighted-average period of approximately 2.1 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended March 31,
(dollars in thousands, except per share)	2015	2014
Weighted average grant date fair value of stock options granted (per share)	$16.04	$12.97
Total intrinsic value of stock options exercised	$3,740	$2,775

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

The following table summarizes RSA and RSU activity for the three months ended March 31, 2015:

	RSAs		RSUs
(in thousands, except per share amounts)	Number of RSAs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Non-vested at December 31, 2014	16	$27.94	434	$59.61
Granted	—	—	145	82.33
Vested	(14)	28.75	(127)	56.41
Cancelled	—	—	(4)	61.38
Non-vested at March 31, 2015	2	21.42	448	67.85

At March 31, 2015, the total remaining unrecognized compensation cost related to RSUs was $20 million, which will be amortized over a weighted-average period of approximately 2.4 years.  Unrecognized compensation cost related to RSAs was insignificant at March 31, 2015.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Stock options:
Pre-tax compensation expense	$1.8	$1.9
Income tax benefit	(0.7)	(0.7)
Stock option expense, net of income taxes	1.1	1.2

RSUs, RSAs and other share-based compensation:
Pre-tax compensation expense	3.3	2.7
Income tax benefit	(1.2)	(1.0)
RSUs, RSAs and other share-based compensation expense, net of income taxes	2.1	1.7

Total share-based compensation:
Pre-tax compensation expense	5.1	4.6
Income tax benefit	(1.9)	(1.7)
Total share-based compensation expense, net of income taxes	$3.2	$2.9

7.                                      Net Periodic Pension and Postretirement Benefit Costs

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended March 31,
	US Plans		Non-US Plans
(in millions)	2015	2014	2015	2014
Service cost	$1.9	$1.8	$1.2	$1.5
Interest cost	3.2	3.3	3.0	3.6
Expected return on plan assets	(5.5)	(5.2)	(3.4)	(3.5)
Amortization of net actuarial loss	0.2	0.1	0.6	0.8
Amortization of transition obligation	—	—	0.1	0.1
Net pension cost (benefit)	$(0.2)	$—	$1.5	$2.5

The Company currently anticipates that it will make approximately $10 million in cash contributions to its pension plans in 2015, consisting of $8 million to its US pension plans and $2 million to its non-US pension plans.  For the three months ended March 31, 2015, cash contributions of approximately $0.5 million were made to the non-US plans.  No cash contributions were made to the US plans during the first quarter of 2015.

During the first quarter of 2015, the Company amended one of our pension plans in Canada to eliminate future benefit accruals for the plan effective April 30, 2015.  This plan curtailment resulted in an improvement in the funded status of the plan by approximately $9 million in the first quarter.  The impact of this plan curtailment on net periodic benefit cost for the first quarter of 2015 was not significant.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended March 31,
(in millions)	2015	2014
Service cost	$0.2	$0.7
Interest cost	0.7	0.9
Amortization of net actuarial loss	0.1	0.1
Amortization of prior service credit	(0.5)	—
Net postretirement benefit cost	$0.5	$1.7

8.                                      Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$83.7	71.6	$1.17	$72.6	74.6	$0.97

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.1			1.2

Diluted EPS	$83.7	72.7	$1.15	$72.6	75.8	$0.96

9.                                      Inventories

Inventories are summarized as follows:

(in millions)	At March 31, 2015	At December 31, 2014
Finished and in process	$440	$428
Raw materials	252	225
Manufacturing supplies and other	48	46
Total inventories	$740	$699

10.                               Debt

The Company’s long-term debt at March 31, 2015 and December 31, 2014 includes $350 million of 3.2 percent senior notes that mature November 1, 2015.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance the notes on a long-term basis prior to the maturity date.

Borrowings outstanding under the Company’s $1 billion Revolving Credit Agreement were $483 million and $87 million at March 31, 2015 and December 31, 2014, respectively.  The increase primarily reflects borrowings to fund the acquisition of Penford.

11.                               Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2014	$(701)	$(19)	$(61)	$(1)	$(782)
Losses on cash-flow hedges, net of income tax effect of $6		(14)			(14)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $4		10			10
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $2			7		7
Currency translation adjustment	(146)				(146)
Balance, March 31, 2015	$(847)	$(23)	$(54)	$(1)	$(925)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2013	$(489)	$(40)	$(53)	$(1)	$(583)
Gains on cash-flow hedges, net of income tax effect of $13		26			26
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $6		13			13
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			1		1
Currency translation adjustment	(32)				(32)
Balance, March 31, 2014	$(521)	$(1)	$(52)	$(1)	$(575)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount Reclassified from AOCI
Details about AOCI Components	Three Months ended March 31,		Affected Line Item in Condensed Consolidated
(in millions)	2015	2014	Statements of Income

Losses on cash-flow hedges:
Commodity and foreign currency contracts	(13)	(18)	Cost of sales
Interest rate contracts	(1)	(1)	Financing costs, net

Losses related to pension and other postretirement obligations	—	(1)	(a)

Total before tax reclassifications	(14)	(20)
Income tax benefit	4	6
Total after-tax reclassifications	(10)	(14)

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On March 11, 2015, we completed our acquisition of Penford Corporation (“Penford”), a manufacturer of specialty starches that is headquartered in Centennial, Colorado. The purchase price was $332 million in cash.  We funded the acquisition of Penford with proceeds from borrowings under our revolving credit agreement. The results of Penford are included in our consolidated results from March 11, 2015 forward.

The acquisition provides us with, among other things, an expanded specialty ingredient product portfolio consisting of potato starch-based offerings.  Penford had sales of $444 million for the fiscal year ended August 31, 2014 and provides us with, among other things, six additional manufacturing facilities in the United States, all of which manufacture specialty starches.  With the acquisition, we now employ approximately 11,800 people world-wide.

We are a major supplier of high-quality food and industrial ingredients to customers around the world.  We have 42 manufacturing plants located in North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our ingredients are used by customers in the food, beverage, animal feed, paper and corrugating, and brewing industries, among others.

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

While net sales declined due to devaluation of foreign currencies versus the US dollar, operating income, net income and diluted earnings per common share for first quarter 2015 increased significantly from a year ago.  This growth was driven principally by improved operating results in our North America segment as we lapped last year’s adverse weather effects, had strong volumes in core and specialty ingredients and good cost control.  Asia Pacific and EMEA achieved solid operating income for the quarter, in line with our expectations despite foreign exchange headwinds.  These positives were slightly offset by softer demand and foreign exchange headwinds in South America, most predominantly in Brazil.  Looking forward, we expect North America to continue to drive bottom-line growth driven by stronger volumes and improved product mix. We anticipate that Asia Pacific and EMEA will improve modestly and be in line with last year, respectively, despite continuing foreign exchange headwinds.  South America operating income is expected to be in line with last year with strong performance in the Andean region offsetting softness in the Southern Cone of South America and Brazil.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

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

As previously mentioned, on March 11, 2015, we acquired Penford, a global provider of specialty starches.  The results of Penford are included in our consolidated financial results from March 11, 2015 forward.  While we identify significant fluctuations due to the acquisition, our discussion below also addresses results of operations absent the impact of the Penford acquisition and operations, where appropriate, to provide a more comparable and meaningful analysis.

For The Three Months Ended March 31, 2015

With Comparatives for the Three Months Ended March 31, 2014

Net Income attributable to Ingredion. Net income for the quarter ended March 31, 2015 increased to $83.7 million, or $1.15 per diluted common share, from $72.6 million, or $0.96 per diluted common share, in the first quarter of 2014.  Our first quarter 2015 results include an after-tax restructuring charge of $6 million ($0.09 per diluted common share) for employee severance-related costs associated with the Penford acquisition, after-tax costs of $3 million ($0.04 per diluted common share) associated with the acquisition and integration of Penford and after-tax costs of $2 million ($0.02 per diluted common share) relating to the sale of Penford inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules (see Note 3 of the notes to the condensed consolidated financial statements for additional information).  Without these acquisition-related charges, our net income would have grown 31 percent from first quarter 2014, while our diluted earnings per share would have grown by 35 percent.  These increases primarily reflect significantly improved operating income in North America, as compared to the weak results of a year ago.

Net Sales.  First quarter 2015 net sales totaled $1.33 billion, down 2 percent from first quarter 2014 net sales of $1.36 billion.  Without the sales contributed by the acquired Penford operations, net sales would have declined 4 percent from the year-ago period.   This decrease primarily reflects unfavorable currency translation of 6 percent due to the stronger US dollar.  A 3 percent organic volume improvement was partially offset by a 1 percent price/product mix decline.

North American net sales for first quarter 2015 increased 2 percent to $754 million, from $737 million a year ago.  Without the sales contributed by the acquired Penford operations, net sales would have declined 1 percent.  This decrease primarily reflects a 4 percent price/product mix decline driven principally by lower raw material costs and unfavorable currency translation of 2 percent attributable to the weaker Canadian dollar, which more than offset organic volume growth of 5 percent.  In South America, first quarter 2015 net sales decreased 12 percent to $258 million from $294 million a year ago.  This decline was driven by unfavorable currency translation of 16 percent and a 4 percent volume decline, which more than offset price/product mix improvement of 8 percent.  Asia Pacific first quarter 2014 net sales increased 1 percent to $187 million from $185 million a year ago.  Volume growth of 9 percent more than offset a 5 percent price/product mix decline and unfavorable translation impact of 3 percent associated with weaker foreign currencies.  EMEA net sales for first quarter 2015 declined 7 percent to $131 million from $141 million a year ago.  This decrease reflects unfavorable currency translation of 8 percent primarily attributable to the weaker Euro and British Pound Sterling and a 1 percent price/product mix decline, which more than offset volume growth of 2 percent.

Cost of Sales and Operating Expenses. Cost of sales of $1.05 billion for the first quarter of 2015 decreased 5 percent from $1.11 billion in the prior-year period.  This reduction primarily reflects lower raw material costs and the effects of currency translation.  Gross corn costs per ton for the first quarter of 2015 decreased approximately 12 percent from the prior-year period, driven by lower market prices for corn.  Currency translation caused cost of sales for the first quarter to decrease approximately 6 percent from 2014, reflecting the impact of the stronger US dollar.  Our gross profit margin for the first quarter of 2015 was 21 percent compared to 18 percent last year, primarily reflecting significantly improved gross profit margins in North America.

Operating expenses for the first quarter of 2015 were $132 million, consistent with the year-ago period.  Favorable translation effects associated with the stronger US dollar more than offset $4 million of costs associated with the acquisition and integration of Penford as well as other incremental operating expenses of Penford.  Currency translation associated with the weaker foreign currencies caused operating expenses for the first quarter of 2015 to decrease approximately 6 percent from the prior-year period.  Operating expenses, as a percentage of gross profit, was 47 percent for the first quarter of 2015, as compared to 53 percent in the year-ago period.

Other Income, net.  Other income, net for the first three months of 2015 decreased to $1 million from $5 million last year.  The decrease primarily reflects the absence in 2015 of certain income items in South America recognized in the first quarter of 2014.

Operating Income.  First quarter 2015 operating income increased 14 percent to $140 million from $122 million a year ago.  Operating income for first quarter 2015 includes a $10 million restructuring charge for employee severance-related costs associated with the Penford acquisition and $4 million of other costs related to the acquisition and integration of Penford.  Although the majority of the severance-related costs will be paid within one year, certain costs are anticipated to be paid out through 2017.  Additionally, the first quarter 2015 results include the flow through of $3 million of costs associated with Penford inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.   Without these acquisition-related charges, our operating income would have grown 28 percent from first quarter 2014.  This increase primarily reflects our significantly improved operating income in North America from the weak results of a year ago.  Unfavorable currency translation attributable to the stronger US dollar reduced operating income by approximately $10 million from the prior-year period.  North America operating income for first quarter 2015 grew 57 percent to $102 million from the weak results of $65 million a year ago.  Our first quarter 2015 results benefited from more normal weather conditions, volume growth and lower corn and energy costs.  Our North American results also include approximately $4 million of business interruption insurance recoveries related to last year’s weather.  Our year-ago results were negatively impacted by harsh winter weather conditions that caused higher energy, transportation and production costs.  Translation effects associated with a weaker Canadian dollar reduced first quarter 2015 operating income by approximately $2 million in the segment.  South America operating income for first quarter 2015 decreased 18 percent to $25 million from $30 million a year ago.  The decline primarily reflects weaker results in Brazil driven principally by lower demand.  Improved selling prices for our products helped to partially offset the unfavorable impacts of currency devaluation and higher local production costs in the segment.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real and the Argentine Peso) caused operating income to decrease by approximately $5 million.  We anticipate that our business in South America will continue to be challenged by difficult economic conditions for the foreseeable future.  Asia Pacific operating income for first quarter 2015 was $26 million, unchanged from a year ago.  Volume growth was offset by unfavorable currency translation.  Translation effects associated with weaker Asia Pacific currencies caused operating income to decrease by approximately $1 million in the segment.  EMEA operating income increased 5 percent to $22 million from $21 million a year ago.  The increase was driven by improved selling prices and lower costs.  Translation effects associated with the weaker Euro and British Pound Sterling had an unfavorable impact of $2 million on operating income in the segment.

Financing Costs-net. Financing costs for the first quarter of 2015 were $14 million, down from $17 million a year ago.  The decrease primarily reflects reduced interest expense resulting from lower average interest rates on our borrowings attributable to the effect of our interest rate swaps.  Additionally, an increase in interest income attributable to higher cash balances and short-term investments and increased interest rates, contributed to the reduction in financing costs.

Provision for Income Taxes.  Our effective income tax rate for the first quarter of 2015 increased to 31.7 percent from 28.8 percent a year ago.

We use the US dollar as the functional currency for our subsidiaries in Mexico.  Because of the continued decline in the value of the Mexican peso versus the US dollar, our first quarter 2015 effective tax rate is unfavorably impacted by 1.5 percentage points compared to the same quarter a year ago.

It is reasonably possible that we could recognize approximately $2 million of unrecognized tax benefits as a result of a lapse of the statute of limitations in various jurisdictions.  In such event, these benefits would be recognized as discrete items and favorably affect our income tax provision in the second and third quarters of 2015.

Comprehensive Income Attributable to Ingredion. For the first quarter of 2015 we recorded a comprehensive loss of $59 million, as compared to comprehensive income of $80 million in the prior-year period.  The decrease in comprehensive income primarily reflects a $114 million unfavorable variance in the foreign currency translation adjustment and a $43 million year-over-year decrease associated with our cash-flow hedging activity, which more than offset our net income growth.  The unfavorable variance in the foreign currency translation adjustment for the three months ended March 31, 2015 reflects a greater weakening in end of period foreign currencies relative to the US dollar, as compared to the year-ago period.

Liquidity and Capital Resources

Cash provided by operating activities for the first three months of 2015 was $69 million, as compared to $121 million a year ago.  The decrease in operating cash flow primarily reflects an increase in our use of cash for working capital activities, which more than offset our net income growth.  A decrease in accounts payable and accrued liabilities associated with the timing of payments and an increase in our margin accounts relating to commodity hedging contracts were the primary drivers of our year-over-year use of cash for working capital activities.

Capital expenditures of $58 million for the first three months of 2015 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be approximately $300 million for full year 2015.

During the first quarter of 2015, we repurchased 234 thousand shares of our common stock in open market transactions for approximately $18 million.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At March 31, 2015, there were $483 million of borrowings outstanding under our Revolving Credit Agreement, as compared to $87 million at December 31, 2014. The increase primarily reflects borrowings to fund the acquisition of Penford.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $428 million of unused operating lines of credit in the various foreign countries in which we operate.

At March 31, 2015, we had total debt outstanding of $2.23 billion, compared to $1.83 billion at December 31, 2014.  In addition to the borrowings outstanding under the Revolving Credit Agreement, our total debt includes $350 million of 3.2 percent notes due November 1, 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037, and $22 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 3.6 percent for the first three months of 2015, compared to 4.4 percent in the comparable prior-year period.

As noted above, we have $350 million of 3.2 percent senior notes that mature November 1, 2015.  These borrowings are included in long-term debt in our condensed consolidated balance sheet as we have the ability and intent to refinance the notes on a long-term basis prior to the maturity date.

On March 18, 2015, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock.  This dividend was paid on April 27, 2015 to stockholders of record at the close of business on March 31, 2015.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $573 million of our total cash and cash equivalents and short-term investments of $609 million at March 31, 2015, was held by our operations outside of the United States.  We anticipate that such cash and short-term investments will be used to fund growth opportunities outside of the United States, including capital expenditures and acquisitions.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  Effective with the acquisition of Penford, we now produce and sell ethanol.  We now enter into swap contracts to hedge price risk associated with fluctuations in market prices of ethanol.  Our derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At March 31, 2015, our accumulated other comprehensive loss account (“AOCI”) included $19 million of losses, net of income taxes of $9 million, related to these derivative instruments.  It is anticipated that approximately $18 million of these losses, net of income taxes of $9 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exposures.  At March 31, 2015, we had foreign currency forward sales contracts with an aggregate notional amount of $141 million and foreign currency forward purchase contracts with an aggregate notional amount of $59 million that hedged transactional exposures.  The fair value of these derivative instruments is an asset of $5 million at March 31, 2015.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  The amount in AOCI relating to these hedges at March 31, 2015 was not significant.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to US dollars at rates less favorable than the official rate.

Interest Rate Risk:

We use interest rate swaps and occasionally use Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at March 31, 2015.

We have interest rate swap agreements that effectively convert the interest rates on our 3.2 percent $350 million senior notes due November 1, 2015, our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements was $21 million at March 31, 2015 and is reflected in the Condensed Consolidated Balance Sheet within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

At March 31, 2015, AOCI included $6 million of losses (net of income taxes of $4 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2015.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including potato starch, tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses including the Penford business; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Factors relating to the acquisition of Penford Corporation that could cause actual results and developments to differ from expectations include that the anticipated benefits of the acquisition, including synergies, may not be realized, and that the integration of Penford’s operations with our operations may be materially delayed or may be more costly or difficult than expected.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent reports on Form 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 48 to 50 in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2014 to March 31, 2015.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On March 11, 2015, we completed our acquisition of Penford.  We are currently in the process of integrating Penford’s operations, processes and internal controls.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the acquisition.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Jan. 1 — Jan. 31, 2015	—	—	—	5,176 shares
Feb. 1 — Feb. 28, 2015	—	—	—	5,176 shares
March 1 — March 31, 2015	234	78.15	234	4,942 shares
Total	234		234

On December 12, 2014, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019.  The Company’s previously authorized stock repurchase program permitting the purchase of up to 4 million shares has been fully utilized.  At March 31, 2015 we have 4.9 million shares available for repurchase under the stock repurchase program.

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

INGREDION INCORPORATED

DATE:	May 6, 2015	By	/s/ Jack C. Fortnum
Jack C. Fortnum
Executive Vice President and Chief Financial Officer

DATE:	May 6, 2015	By	/s/ Matthew R. Galvanoni
Matthew R. Galvanoni
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

10.26	Confidential Separation Agreement and General Release, dated as of January 16, 2015, by and between the Company and John F. Saucier

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.