Form 10-Q
period 2015-06-30
Ingredion Inc
filed 2015-07-31
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                       Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT July 30, 2015
Common Stock, $.01 par value	71,371,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Net sales before shipping and handling costs	$1,535.6	$1,568.2	$2,945.6	$3,003.0
Less: shipping and handling costs	86.7	85.5	166.5	163.2
Net sales	1,448.9	1,482.7	2,779.1	2,839.8
Cost of sales	1,130.3	1,186.8	2,179.8	2,294.1
Gross profit	318.6	295.9	599.3	545.7

Operating expenses	144.3	137.2	276.3	269.6
Other (income) expense, net	1.8	(3.9)	0.6	(8.8)
Restructuring charge	—	—	10.4	—

Operating income	172.5	162.6	312.0	284.9

Financing costs, net	16.3	17.2	30.4	33.8

Income before income taxes	156.2	145.4	281.6	251.1
Provision for income taxes	47.3	40.8	87.1	71.3
Net income	108.9	104.6	194.5	179.8
Less: Net income attributable to non-controlling interests	2.2	2.0	4.2	4.6
Net income attributable to Ingredion	$106.7	$102.6	$190.3	$175.2

Weighted average common shares outstanding:
Basic	71.6	74.9	71.6	74.8
Diluted	72.7	76.0	72.8	75.9

Earnings per common share of Ingredion:
Basic	$1.49	$1.37	$2.66	$2.34
Diluted	$1.47	$1.35	$2.62	$2.31

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Net income	$109	$105	$195	$180
Other comprehensive income (loss):
Gains (losses) on cash-flow hedges, net of income tax effect of $6, $12, $- and $1, respectively	11	(25)	(3)	1
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $3, $-, $7 and $6, respectively	6	—	16	13
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $2	—	—	7	—
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	1	1	1	2
Currency translation adjustment	20	37	(126)	5
Comprehensive income	147	118	90	201
Comprehensive income attributable to non-controlling interests	(2)	(2)	(4)	(5)
Comprehensive income attributable to Ingredion	$145	$116	$86	$196

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I  – FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$657	$580
Short-term investments	20	34
Accounts receivable — net	795	762
Inventories	736	699
Prepaid expenses	28	21
Deferred income taxes	40	48
Total current assets	2,276	2,144

Property, plant and equipment - net of accumulated depreciation of $2,808 and $2,813, respectively	2,082	2,073
Goodwill	585	478
Other intangible assets - net of accumulated amortization of $71 and $62, respectively	402	290
Deferred income taxes	4	4
Other assets	121	102
Total assets	$5,470	$5,091

Liabilities and equity
Current liabilities
Short-term borrowings	$49	$23
Accounts payable and accrued liabilities	615	698
Total current liabilities	664	721

Non-current liabilities	194	157
Long-term debt	2,163	1,804
Deferred income taxes	202	180
Share-based payments subject to redemption	18	22

Equity
Ingredion Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares-$0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value — 77,810,875 shares issued at June 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	1,162	1,164
Less: Treasury stock (common stock; 6,448,476 and 6,488,605 shares at June 30, 2015 and December 31, 2014, respectively) at cost	(483)	(481)
Accumulated other comprehensive loss	(887)	(782)
Retained earnings	2,405	2,275
Total Ingredion stockholders’ equity	2,198	2,177
Non-controlling interests	31	30
Total equity	2,229	2,207

Total liabilities and equity	$5,470	$5,091

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	controlling	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Redemption
Balance, December 31, 2014	$1	$1,164	$(481)	$(782)	$2,275	$30	$22
Net income attributable to Ingredion					190
Net income attributable to non-controlling interests						4
Dividends declared					(60)	(3)
Losses on cash-flow hedges, net of income tax effect of $-				(3)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $7				16
Repurchases of common stock		(6)	(29)
Issuance of common stock on exercise of stock options		(5)	15
Share-based compensation		9	12				(4)
Actuarial gains on pension and postretirement obligations, settlements, and plan amendments, net of income tax effect of $2				7
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				1
Currency translation adjustment				(126)
Balance, June 30, 2015	$1	$1,162	$(483)	$(887)	$2,405	$31	$18

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	controlling	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Redemption
Balance, December 31, 2013	$1	$1,166	$(225)	$(583)	$2,045	$25	$24
Net income attributable to Ingredion					175
Net income attributable to non-controlling interests						5
Dividends declared					(63)	(3)
Gains on cash-flow hedges, net of income tax effect of $1				1
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $6				13
Issuance of common stock on exercise of stock options		(11)	24
Repurchases of common stock		(3)	(1)
Share-based compensation		16	2				(7)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				2
Currency translation adjustment				5
Balance, June 30, 2014	$1	$1,168	$(200)	$(562)	$2,157	$27	$17

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash provided by operating activities:
Net income	$195	$180
Non-cash charges to net income:
Depreciation and amortization	96	98
Charge for fair value mark-up of acquired inventory	6	—
Other	50	40
Changes in working capital:
Accounts receivable and prepaid items	(11)	(36)
Inventories	(10)	(55)
Accounts payable and accrued liabilities	(76)	(12)
Decrease (increase) in margin accounts	(7)	17
Other	5	(3)
Cash provided by operating activities	248	229

Cash used for investing activities:
Payment for acquisition, net of cash acquired of $16	(332)	—
Capital expenditures, net of proceeds on disposals	(128)	(116)
Short-term investment	14	—
Cash used for investing activities	(446)	(116)

Cash used for financing activities:
Proceeds from borrowings	489	20
Payments on debt	(104)	(61)
Repurchases of common stock, net of issuances	(25)	9
Dividends paid (including to non-controlling interests)	(63)	(65)
Excess tax benefit on share-based compensation	4	3
Cash provided by (used for) financing activities	301	(94)

Effect of foreign exchange rate changes on cash	(26)	(1)
Increase in cash and cash equivalents	77	18
Cash and cash equivalents, beginning of period	580	574
Cash and cash equivalents, end of period	$657	$592

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2014 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2015 and 2014, and the financial position of the Company as of June 30, 2015.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.                                      New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.  The standard will allow various transition approaches upon adoption.  The Company is assessing the impacts of this new standard; however, the adoption of the guidance in this Update is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired, and is not tax deductible for the Company.  The preliminary goodwill of $116 million results from synergies and other operational benefits expected to result from the acquisition.

The following table summarizes the preliminary purchase price allocation as of March 11, 2015 for the acquisition of Penford:

(in millions)
Working capital (excluding cash)	$68
Property, plant and equipment	86
Other assets	9
Identifiable intangible assets	124
Goodwill	116
Non-current liabilities assumed	(71)
Total preliminary purchase price	$332

The identifiable intangible assets include items such as customer relationships, proprietary technology and tradenames.

Included in the results from the acquired Penford business for the six months ended June 30, 2015 was an increase in cost of sales of $6 million relating to the sale of Penford inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules, of which $3 million was recognized in the second quarter of 2015.  The Company also recorded a pre-tax restructuring charge of $10 million for the six months ended June 30, 2015 related to estimated employee severance costs.  In addition, the Company incurred $4 million and $8 million of pre-tax acquisition and integration costs for the three and six months ended June 30, 2015, respectively, associated with the Penford transaction.

4.                                      Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis.  The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, Middle East and Africa (“EMEA”).  Its North America segment includes businesses in the United States, Canada and Mexico.  The Company’s South America segment includes businesses in Brazil, Colombia and Ecuador and the Southern Cone of South America, which includes Argentina, Chile, Peru and Uruguay.  Its Asia Pacific segment includes businesses in South Korea, Thailand, Malaysia, China, Japan, Indonesia, the Philippines, Singapore, India, Australia and New Zealand.  The Company’s EMEA segment includes businesses in the United Kingdom, Germany, South Africa, Pakistan and Kenya.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net Sales
North America	$869.1	$819.5	$1,623.1	$1,556.4
South America	250.0	304.8	508.1	598.6
Asia Pacific	191.7	203.2	378.7	388.5
EMEA	138.1	155.2	269.2	296.3
Total	$1,448.9	$1,482.7	$2,779.1	$2,839.8

Operating Income
North America	$127.2	$110.4	$229.2	$175.5
South America	20.0	16.4	44.7	46.3
Asia Pacific	28.0	27.5	53.6	53.2
EMEA	22.9	25.3	45.1	46.5
Corporate	(18.3)	(17.0)	(36.1)	(36.6)
Sub-total	$179.8	$162.6	$336.5	$284.9
Restructuring charge	—	—	(10.4)	—
Acquisition/integration costs	(4.0)	—	(7.8)	—
Charge for fair value markup of acquired inventory	(3.3)	—	(6.3)	—
Total	$172.5	$162.6	$312.0	$284.9

(in millions)	At June 30, 2015	At Dec. 31, 2014

Total Assets
North America	$3,364	$2,907
South America	841	923
Asia Pacific	742	711
EMEA	523	550
Total	$5,470	$5,091

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

At June 30, 2015, AOCI included $2 million of gains, net of tax of $1 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2014, AOCI included $13 million of losses, net of tax of $6 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any T-locks outstanding at June 30, 2015 or December 31, 2014.  The Company has interest rate swap agreements that effectively convert the interest rates on its 3.2 percent $350 million senior notes due November 1, 2015, its 6.0 percent $200 million senior notes due April 15, 2017, its 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of its $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at June 30, 2015 and December 31, 2014 was $12 million and $13 million, respectively and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

At June 30, 2015 and December 31, 2014, AOCI included $6 million of losses (net of income taxes of $3 million) and $7 million of losses (net of income taxes of $4 million), respectively, related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of an operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At June 30, 2015, the Company had foreign currency forward sales contracts with an aggregate notional amount of $164 million and foreign currency forward purchase contracts with an aggregate notional amount of $72 million that hedged transactional exposures.  At December 31, 2014, the Company had foreign currency forward sales contracts with an aggregate notional amount of $150 million and foreign currency forward purchase contracts with an aggregate notional amount of $70 million that hedged transactional exposures.  The fair value of these derivative instruments are assets of $4 million and $1 million at June 30, 2015 and December 31, 2014, respectively.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. The amount included in AOCI relating to these hedges at both June 30, 2015 and December 31, 2014 was not significant.

The fair value and balance sheet location of the Company’s derivative instruments, accounted for as cash-flow hedges and presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
Derivatives designated as		Fair Value			Fair Value
cash-flow hedging instruments: (in millions)	Balance Sheet Location	At June 30, 2015	At December 31, 2014	Balance Sheet Location	At June 30, 2015	At December 31, 2014

Commodity and foreign currency contracts	Accounts receivable-net	$23	$15	Accounts payable and accrued liabilities	$8	$18

Commodity and foreign currency contracts	Other assets	2	1	Non-current liabilities	7	6
Total		$25	$16		$15	$24

At June 30, 2015, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 67 million bushels of corn and 6 million pounds of soybean oil.  The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 14 million mmbtu’s of natural gas at June 30, 2015.  Additionally at June 30, 2015, the Company had outstanding ethanol swap contracts that hedged the forecasted sale of approximately 8 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash-Flow Hedging Relationships	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Reclassified from AOCI into Income	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Commodity and foreign currency contracts	$17	$(37)	Cost of sales	$(8)	$1
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$17	$(37)		$(9)	$—

Derivatives in	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash-Flow Hedging Relationships	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Reclassified from AOCI into Income	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Commodity and foreign currency contracts	$(3)	$2	Cost of sales	$(21)	$(17)
Interest rate contracts	—	—	Financing costs, net	(2)	(2)
Total	$(3)	$2		$(23)	$(19)

At June 30, 2015, AOCI included $2 million of losses on settled T-Locks (net of income taxes of $1 million) and $1 million of gains related to foreign currency hedges (net of income taxes of $1 million), which are expected to be reclassified into earnings during the next twelve months.   Additionally, at June 30, 2015, AOCI included an insignificant amount of losses on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities costs.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	At June 30, 2015				At December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$5	$5	$—	$—	$5	$5	$—	$—
Derivative assets	41	21	20	—	29	12	17	—
Derivative liabilities	15	1	14	—	23	6	17	—
Long-term debt	2,264	—	2,264	—	1,939	—	1,939	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At June 30, 2015, the carrying value and fair value of the Company’s long-term debt were $2.16 billion and $2.26 billion, respectively.

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

The Company granted non-qualified options to purchase 336 thousand shares and 715 thousand shares of the Company’s common stock during the six months ended June 30, 2015 and 2014, respectively.  The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the six months ended June 30, 2015 was as follows:

(dollars and options in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,889	$46.84
Granted	336	82.28
Exercised	(263)	38.85
Cancelled	(13)	60.30
Outstanding at June 30, 2015	2,949	51.52	6.22	$84,256

Exercisable at June 30, 2015	2,040	43.81	5.05	$73,428

For the six months ended June 30, 2015, cash received from the exercise of stock options was $10 million.  At June 30, 2015, the total remaining unrecognized compensation cost related to stock options approximated $11 million, which will be amortized over a weighted-average period of approximately 1.9 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share)	2015	2014	2015	2014
Weighted average grant date fair value of stock options granted (per share)	$—	$15.93	$16.04	$12.99
Total intrinsic value of stock options exercised	$7,464	$12,148	$11,204	$14,923

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

The following table summarizes RSA and RSU activity for the six months ended June 30, 2015:

	RSAs		RSUs
(in thousands, except per share amounts)	Number of RSAs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Non-vested at December 31, 2014	16	$27.94	434	$59.61
Granted	—	—	147	82.27
Vested	(14)	28.75	(138)	55.69
Cancelled	—	—	(7)	64.55
Non-vested at June 30, 2015	2	21.42	436	68.43

At June 30, 2015, the total remaining unrecognized compensation cost related to RSUs was $17 million, which will be amortized over a weighted-average period of approximately 2.2 years.  Unrecognized compensation cost related to RSAs was insignificant at June 30, 2015.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Stock options:
Pre-tax compensation expense	$1.6	$1.7	$3.4	$3.7
Income tax benefit	(0.6)	(0.6)	(1.3)	(1.4)
Stock option expense, net of income taxes	1.0	1.1	2.1	2.3

RSUs, RSAs and other share-based compensation:
Pre-tax compensation expense	3.6	3.0	6.9	5.7
Income tax benefit	(1.3)	(1.1)	(2.5)	(2.1)
RSUs, RSAs and other share-based compensation expense, net of income taxes	2.3	1.9	4.4	3.6

Total share-based compensation:
Pre-tax compensation expense	5.2	4.7	10.3	9.4
Income tax benefit	(1.9)	(1.7)	(3.8)	(3.5)
Total share-based compensation expense, net of income taxes	$3.3	$3.0	$6.5	$5.9

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

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$2.0	$1.7	$1.1	$1.4	$3.8	$3.5	$2.3	$2.9
Interest cost	3.7	3.2	3.0	3.8	6.9	6.5	6.0	7.4
Expected return on plan assets	(6.3)	(5.3)	(3.4)	(3.6)	(11.9)	(10.5)	(6.8)	(7.1)
Amortization of net actuarial loss	0.2	0.1	0.5	0.8	0.4	0.2	1.1	1.6
Amortization of prior service credit	—	—	—	(0.1)	—	—	(0.1)	(0.1)
Amortization of transition obligation	—	—	0.1	—	—	—	0.1	0.1
Net pension cost	$(0.4)	$(0.3)	$1.3	$2.3	$(0.8)	$(0.3)	$2.6	$4.8

The Company currently anticipates that it will make approximately $12 million in cash contributions to its pension plans in 2015, consisting of $10 million to its US pension plans and $2 million to its non-US pension plans.  For the six months ended June 30, 2015, cash contributions of approximately $2 million and $1 million were made to the US and non-US plans, respectively.

During the first quarter of 2015, the Company amended one of its pension plans in Canada to eliminate future benefit accruals for the plan effective April 30, 2015.  This plan curtailment resulted in an improvement in the funded status of the plan by approximately $9 million in the first quarter.  The impact of this plan curtailment on net periodic benefit cost for the first half of 2015 was not significant.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service cost	$0.2	$0.7	$0.4	$1.4
Interest cost	0.8	0.9	1.5	1.8
Amortization of net actuarial loss	0.1	0.1	0.3	0.2
Amortization of prior service credit	(0.5)	—	(1.1)	—
Net postretirement benefit cost	$0.6	$1.7	$1.1	$3.4

8.                                      Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$106.7	71.6	$1.49	$102.6	74.9	$1.37

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.1			1.1

Diluted EPS	$106.7	72.7	$1.47	$102.6	76.0	$1.35

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$190.3	71.6	$2.66	$175.2	74.8	$2.34

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.2			1.1

Diluted EPS	$190.3	72.8	$2.62	$175.2	75.9	$2.31

For both the second quarter and first half of 2015, options to purchase approximately 0.3 million shares of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.  For the first half of 2014, options to purchase approximately 1.1 million shares of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.  The number of anti-dilutive options excluded from the calculation of diluted EPS for the second quarter of 2014 was not material.

9.         Inventories

Inventories are summarized as follows:

(in millions)	At June 30, 2015	At December 31, 2014
Finished and in process	$428	$428
Raw materials	259	225
Manufacturing supplies and other	49	46
Total inventories	$736	$699

10.                               Debt

The Company’s long-term debt at June 30, 2015 and December 31, 2014 includes $350 million of 3.2 percent senior notes that mature November 1, 2015.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance the notes on a long-term basis prior to the maturity date.

Borrowings outstanding under the Company’s $1 billion Revolving Credit Agreement were $446 million and $87 million at June 30, 2015 and December 31, 2014, respectively.  The increase primarily reflects borrowings to fund the acquisition of Penford.

On July 10, 2015, the Company entered into a new Term Loan Credit Agreement to establish an18-month $350 million multi-currency senior unsecured term loan credit facility.  All borrowings under the term loan facility will bear interest at a variable annual rate based on the LIBOR or base rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin.  Proceeds from the new Term Loan Credit Agreement were used to repay borrowings outstanding under our Revolving Credit Agreement.

The Term Loan Credit Agreement contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.  The Company must also comply with a leverage ratio and interest coverage ratio.  The occurrence of an event of default under the Term Loan Credit Agreement could result in all loans and other obligations being declared due and payable and the term loan credit facility being terminated.

11.                               Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2014	$(701)	$(19)	$(61)	$(1)	$(782)
Losses on cash-flow hedges, net of income tax effect of $-		(3)			(3)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $7		16			16
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $2			7		7
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			1		1
Currency translation adjustment	(126)				(126)
Balance, June 30, 2015	$(827)	$(6)	$(53)	$(1)	$(887)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2013	$(489)	$(40)	$(53)	$(1)	$(583)
Gains on cash-flow hedges, net of income tax effect of $1		1			1
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $6		13			13
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			2		2
Currency translation adjustment	5				5
Balance, June 30, 2014	$(484)	$(26)	$(51)	$(1)	$(562)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

					Affected Line Item in
					Condensed Consolidated
Details about AOCI Components	Amount Reclassified from AOCI				Statements of Income
	Three Months ended		Six Months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Gains (losses) on cash-flow hedges:
Commodity and foreign currency contracts	$(8)	$1	$(21)	$(17)	Cost of sales
Interest rate contracts	(1)	(1)	(2)	(2)	Financing costs, net

Losses related to pension and other postretirement obligations	(1)	(1)	(1)	(2)	(a)
Total before tax reclassifications	$(10)	$(1)	$(24)	$(21)
Income tax benefit	3	—	7	6
Total after-tax reclassifications	$(7)	$(1)	$(17)	$(15)

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

12.                               Subsequent Events

On July 7, 2015, the Company entered into a definitive agreement to sell its manufacturing assets in Port Colborne, Ontario, Canada for approximately $30 million.  The sale is expected to close in the fourth quarter of 2015 and is not expected to result in a significant net gain or loss for the Company.

On July 8, 2015, the Company announced that it had entered into a definitive agreement to acquire Kerr Concentrates, Inc. (“Kerr”), a privately held producer of natural fruit and vegetable concentrates for approximately $100 million in cash. Kerr employs approximately 80 people and serves major food and beverage companies, flavor houses and ingredient producers from its manufacturing locations in Oregon and California. The transaction is expected to close in the third quarter of 2015.  The results of Kerr will be included in the North America reportable business segment.

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

On March 11, 2015, we completed our acquisition of Penford Corporation (“Penford”), a manufacturer of specialty starches that is headquartered in Centennial, Colorado. The purchase price was $332 million in cash.  We funded the acquisition of Penford with proceeds from borrowings under our $1 billion Revolving Credit Agreement. The results of Penford are included in our consolidated results from March 11, 2015 forward.

The acquisition provides us with, among other things, an expanded specialty ingredient product portfolio consisting of potato starch-based offerings.  Penford had sales of $444 million for its fiscal year ended August 31, 2014 and operates six manufacturing facilities in the United States, all of which manufacture specialty starches.  With the acquisition, we now employ approximately 11,800 people world-wide.

While net sales declined due to devaluation of foreign currencies versus the US dollar, operating income, net income and diluted earnings per common share for the second quarter and first half of 2015 increased from the year-ago periods.  This growth was driven principally by significantly improved operating results in our North America segment.  Looking forward to the rest of 2015, we expect North America to continue to drive our operating income and bottom-line growth driven by stronger volumes and improved product mix.  We anticipate that Asia Pacific operating income will improve modestly from last year, despite continuing foreign exchange headwinds.  EMEA operating income is anticipated to decline from 2014 as currency headwinds continue to be a challenge.  South America operating income is expected to be in line with last year with strong performance in the Andean region offsetting softness in the Southern Cone of South America and Brazil.

On July 7, 2015, we entered into a definitive agreement to sell our manufacturing assets in Port Colborne, Ontario, Canada for approximately $30 million.  The sale is expected to close in the fourth quarter of 2015 and is not expected to result in a significant net gain or loss for us.  We are committed to an on-going continuous improvement effort to optimize our network to control our fixed costs and use our resources efficiently.  This transaction is intended to allow us to better balance supply based on our customers’ needs as we focus on the growth of our higher-value specialty ingredient product portfolio.

On July 8, 2015, we announced that we had agreed to acquire Kerr Concentrates, Inc. (“Kerr”), a privately held producer of natural fruit and vegetable concentrates, purees and essences for approximately $100 million in cash.  Kerr employs approximately 80 people and serves major food and beverage companies, flavor houses and ingredient producers from its manufacturing locations in Oregon and California.  The transaction is expected to close in the third quarter of 2015, pending satisfaction of customary closing conditions.

The acquisition will provide us with an opportunity to grow Kerr’s portfolio with our advanced technologies and product-development capabilities.  We also intend to expand the business with our broad customer network and global presence.  The trend toward simple ingredients is rapidly growing and the Kerr acquisition provides another step towards broadening our portfolio of wholesome, clean-label ingredient solutions that consumers are increasingly demanding.

On July 10, 2015, we entered into a new Term Loan Credit Agreement to establish an 18-month $350 million multi-currency senior unsecured term loan credit facility.  Proceeds from the new Term Loan Credit Agreement were used to repay borrowings outstanding under our Revolving Credit Agreement.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

Results of Operations

We have significant operations in four reporting segments, North America, South America, Asia Pacific and EMEA.  For most of our foreign subsidiaries, the local foreign currency is the functional currency.  Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into US dollars (“USD”) at the applicable average exchange rates for the period.  Fluctuations in foreign currency exchange rates affect the US dollar amounts of our foreign subsidiaries’ revenues and expenses.  The impact of currency exchange rate changes, where significant, is provided below.

As previously mentioned, on March 11, 2015, we acquired Penford, a provider of specialty starches.  The results of Penford are included in our consolidated financial results from March 11, 2015 forward.  While we identify significant fluctuations due to the acquisition, our discussion below also addresses results of operations absent the impact of the Penford acquisition and operations, where appropriate, to provide a more comparable and meaningful analysis.

For The Three and Six Months Ended June 30, 2015

With Comparatives for the Three and Six Months Ended June 30, 2014

Net Income attributable to Ingredion. Net income for the quarter ended June 30, 2015 increased to $106.7 million, or $1.47 per diluted common share, from $102.6 million, or $1.35 per diluted common share, in the second quarter of 2014.  Net income for the six months ended June 30, 2015 increased to $190.3 million, or $2.62 per diluted common share, from $175.2 million, or $2.31 per diluted common share, in the prior-year period.  Our second quarter 2015 results include after-tax costs of $3 million ($0.04 per diluted common share) associated with the acquisition and integration of Penford and after-tax costs of $2 million ($0.03 per diluted common share) relating to the sale of Penford inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules (see Note 3 of the notes to the condensed consolidated financial statements for additional information).  Our first half 2015 results include after-tax restructuring charges of $6 million ($0.09 per diluted common share) for employee severance-related costs associated with the Penford acquisition, after-tax costs of $6 million ($0.08 per diluted common share) associated with the acquisition and integration of Penford and after-tax costs of $4 million ($0.05 per diluted common share) relating to the sale of Penford inventory that was adjusted to fair value at the acquisition date.  Without these acquisition-related charges, our net income for the second quarter and first half of 2015 would have grown 9 percent and 18 percent, respectively, from the comparable prior-year periods, while our diluted earnings per share for the second quarter and first half of 2015 would have grown by 13 percent and 23 percent, respectively.  These increases primarily reflect significantly improved operating income in North America, as compared to the weak results of a year ago. Additionally, the improved diluted earnings per common share also reflect the favorable impact of our share repurchases.

Net Sales.  Second quarter 2015 net sales totaled $1.45 billion, down 2 percent from second quarter 2014 net sales of $1.48 billion.  Penford contributed $97 million of net sales in the second quarter of 2015.  The decrease in net sales primarily reflects unfavorable currency translation of 7 percent due to the stronger US dollar and a 1 percent price/product mix decline, which more than offset 6 percent volume growth driven by the Penford operations.  Organic volume was flat.

North American net sales for second quarter 2015 increased 6 percent to $869 million, from $820 million a year ago.  The increase in net sales reflects 12 percent volume growth due to the addition of Penford, partially offset by a 4 percent price/product mix decline driven principally by lower raw material costs and unfavorable currency translation of 2 percent attributable to the weaker Canadian dollar.  Organic volume was flat.  In South America, second quarter 2015 net sales decreased 18 percent to $250 million from $305 million a year ago, as unfavorable currency translation of 22 percent and a 4 percent volume reduction more than offset an 8 percent price/product mix improvement.  Asia Pacific’s second quarter 2015 net sales decreased 6 percent to $192 million from $203 million a year ago.  The decrease reflects unfavorable currency translation of 6 percent and a 3 percent price/product mix decline, which more than offset volume growth of 3 percent in the segment.  EMEA net sales for second quarter 2015 declined 11 percent to $138 million from $155 million a year ago.  This decrease reflects unfavorable currency translation of 10 percent attributable to weaker local currencies and a 2 percent price/product mix decline, which more than offset volume growth of 1 percent.

First half 2015 net sales totaled $2.78 billion, down 2 percent from first half 2014 net sales of $2.84 billion.  Penford contributed $120 million of net sales in the first half of 2015.   The decrease in net sales primarily reflects unfavorable currency translation of 7 percent due to the stronger US dollar and a 1 percent price/product mix decline, which more than offset volume growth of 6 percent driven mainly by the Penford operations.  Organic volume grew 1 percent.

Net sales in North America for the first half of 2015 increased 4 percent to $1.62 billion, from $1.56 billion a year ago.  The increase in net sales primarily reflects volume growth of 10 percent driven largely by the addition of Penford, which more than offset a 4 percent price/product mix decline driven principally by lower raw material costs and unfavorable currency translation of 2 percent attributable to the weaker Canadian dollar.  Organic volume grew 2 percent.  In South America, net sales for the first half of 2015 decreased 15 percent to $508 million from $599 million a year ago.  This decline was driven by unfavorable currency translation of 19 percent and a 4 percent volume reduction, which more than offset price/product mix improvement of 8 percent.  In Asia Pacific, net sales for the first half of 2015 decreased 3 percent to $379 million from $389 million a year ago.    The decrease reflects unfavorable currency translation of 5 percent and a 4 percent price/product mix decline, which more than offset 6 percent volume growth.  EMEA net sales for the first half of 2015 decreased 9 percent to $269 million from $296 million a year ago.  This decrease reflects unfavorable currency translation of 9 percent primarily attributable to the weaker Euro and British Pound Sterling.  Volume growth of 1 percent was offset by a price/product mix decline of 1 percent.

Cost of Sales and Operating Expenses. Cost of sales of $1.13 billion for the second quarter of 2015 decreased 5 percent from $1.19 billion in the prior-year period.  Cost of sales of $2.18 billion for the first half of 2015 decreased 5 percent from $2.29 billion a year ago.  These reductions primarily reflect lower raw material costs and the effects of currency translation. Gross corn costs per ton for the second quarter and first half of 2015 decreased approximately 16 percent and 14 percent, respectively, from the comparable prior-year periods, driven by lower market prices for corn.  Currency translation caused cost of sales for the second quarter and first half of 2015 to decrease approximately 8 percent and 7 percent, respectively, from the prior-year periods, reflecting the impact of the stronger US dollar.  Our gross profit margin was 22 percent for both the second quarter and first half of 2015, compared to 20 percent and 19 percent in the corresponding prior-year periods.

Operating expenses for the second quarter and first half of 2015 increased to $144 million and $276 million, respectively, from $137 million and $270 million last year.  These increases primarily reflect incremental operating expenses of Penford as well as other costs associated with the acquisition and integration of Penford.  Favorable translation effects associated with the stronger US dollar more than offset higher compensation-related and various other costs.  Currency translation associated with the weaker foreign currencies reduced operating expenses for the second quarter and first half of 2015 by approximately 8 percent and 7 percent, respectively, from the prior-year periods.  Operating expenses, as a percentage of gross profit, were 45 percent and 46 percent for the second quarter and first half of 2015, respectively, as compared to 46 percent and 49 percent in the comparable prior-year periods.

Other Income / Expense, net.  For the second quarter and first half of 2015 we had other expense, net of $2 million and $1 million, respectively, as compared to other income, net of $4 million and $9 million in the comparable prior-year periods.  The decreases in income primarily reflect the recognition of a contingent liability relating to a legal matter, losses on miscellaneous asset disposals, the absence of certain miscellaneous income items in South America recorded in 2014 and the recording in the second quarter of 2014 of a $5 million gain from the sale of an investment in a non-consolidated affiliate.

Operating Income.  Second quarter 2015 operating income increased 6 percent to $173 million from $163 million a year ago.  Operating income for second quarter 2015 includes $4 million of costs related to the acquisition and integration of Penford.  Additionally, the second quarter 2015 results include $3 million of costs associated with the sale of Penford inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without these acquisition-related charges, our operating income would have grown 11 percent from second quarter 2014.  This increase primarily reflects operating income growth in North America and South America.  Unfavorable currency translation attributable to the stronger US dollar reduced operating income by approximately $15 million from the prior-year period.  North America operating income for second quarter 2015 increased 15 percent to $127 million from $110 million a year ago, reflecting both acquisition-related and organic growth.  Approximately 38 percent of the increase reflects earnings contributed by the operations acquired from Penford.  The remainder of the operating income improvement was driven principally by lower costs in the segment.  Our North American results in 2015 also include approximately $4 million of business interruption insurance recoveries related to last year’s harsh winter weather.  Translation effects associated with a weaker Canadian dollar negatively impacted second quarter 2015 operating income by approximately $3 million in the segment.  South America operating income for second quarter 2015 increased 22 percent to $20 million from $16 million in the year-ago period.  The increase was driven principally by improved earnings in the Southern Cone of South America from the weak results of a year ago.  Improved selling prices for our products more than offset unfavorable impacts of currency devaluation, higher local production costs and reduced volume in the segment.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real and the Colombian Peso) negatively impacted operating income by approximately $7 million.  We anticipate that our business in South America will continue to be challenged by difficult economic conditions.  We continue to assess various strategic options to better optimize our business and improve our performance in South America.  Implementation of certain of these options could result in future asset impairment charges in the segment.  Asia Pacific operating income for second quarter 2015 was $28 million, consistent with the year-ago period.  Improved product pricing helped to mitigate the impact of local currency weakness in the segment.  Translation effects associated with weaker Asia Pacific currencies negatively impacted operating income by approximately $2 million in the segment.  EMEA operating income for second quarter 2015 decreased 9 percent to $23 million from $25 million a year ago.  This decrease primarily reflects the impact of currency translation.  Cost control and volume growth helped to partially offset the currency impact.  Translation effects associated with the weaker Euro and British Pound Sterling had an unfavorable impact of $3 million on operating income in the segment.

Operating income for the first half of 2015 increased 10 percent to $312 million from $285 million a year ago.  First-half 2015 operating income includes a $10 million restructuring charge for employee severance-related costs associated with the Penford acquisition and $8 million of other costs related to the acquisition and integration of Penford.  Although the majority of the severance-related costs will be paid within one year of the acquisition, certain costs are anticipated to be paid out through 2017.  Additionally, the first-half 2015 results include $6 million of costs associated with the sale of Penford inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without these acquisition-related charges, our operating income would have grown 18 percent from the first half of 2014.  This increase primarily reflects our significantly improved operating income in North America compared to the weak results of a year ago.  Unfavorable currency translation attributable to the stronger US dollar negatively impacted operating income by approximately $25 million from the prior-year period.  North America operating income for first-half 2015 increased 31 percent to $229 million from $176 million a year ago.  Approximately 13 percent of the increase reflects earnings contributed by the operations acquired from Penford.  Our remaining organic operating income improvement for the first half of 2015 reflects more normal weather conditions, organic volume growth and lower corn, energy and other manufacturing costs.  Our North American results in the first half of 2015 also include approximately $7 million of business interruption insurance recoveries related to last year’s weather.  Our year-ago results were negatively impacted by harsh winter weather conditions that caused high energy, transportation and production costs.  Translation effects associated with a weaker Canadian dollar unfavorably impacted first-half 2015 operating income by approximately $5 million in the segment.  South America operating income for first-half 2015 decreased 3 percent to $45 million from $46 million a year ago.  The decline primarily reflects weaker results in Brazil driven principally by lower demand and local currency weakness.  Improved selling prices for our products helped to partially offset the unfavorable impacts of currency devaluation, higher local production costs and reduced volume in the segment.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real, Colombian Peso and the Argentine Peso) negatively impacted operating income by approximately $12 million.  We anticipate that our business in South America will continue to be challenged by difficult economic conditions.  We continue to assess various strategic options to better optimize our business and improve our performance in South America.  Implementation of certain of these options could result in future asset impairment charges in the segment.  Asia Pacific operating income for first-half 2015 increased 1 percent to $54 million from $53 million a year ago.  Volume growth was offset by unfavorable currency translation.  Translation effects associated with weaker Asia Pacific currencies negatively impacted operating income by approximately $3 million in the segment.  EMEA operating income for first-half 2015 decreased 3 percent to $45 million from $47 million a year ago.  This decrease primarily reflects the impact of currency translation.  Cost control and volume growth helped to partially offset the currency impact.  Translation effects associated with the weaker Euro and British Pound Sterling had an unfavorable impact of $5 million on operating income in the segment.

Financing Costs-net. Financing costs for the second quarter and first half of 2015 decreased to $16 million and $30 million, respectively, from $17 million and $34 million in the comparable prior-year periods.  The decreases primarily reflect reduced interest expense resulting from lower average interest rates on our borrowings attributable to the effect of our interest rate swaps.  Additionally, an increase in interest income driven by higher cash balances and short-term investments, contributed to the reduction in financing costs.

Provision for Income Taxes.  Our effective income tax rate for the second quarter of 2015 was 30.3 percent compared to 28.1 percent a year ago.  The effective income tax rate for the first six months of 2015 was 30.9 percent compared to 28.4 percent a year ago.

The second quarter of 2015 includes favorable impacts related to the reversal of previously unrecognized tax benefits due to the lapsing of the statute of limitations of approximately $1 million.

In addition, we use the US dollar as the functional currency for our subsidiaries in Mexico.  Because of the continued decline in the value of the Mexican peso versus the US dollar, our tax provision for the second quarter and first half of 2015 was unfavorably impacted by $2.7 million and $4.6 million, respectively, compared to the year-ago periods.

Without these items, the Company’s effective income tax rates for the second quarter and first half of 2015 would have been approximately 29.2 percent and 29.7 percent, respectively.

The Company’s effective income tax rate for the second quarter of 2014 included the recognition of previously unrecognized tax benefits of approximately $2 million.  Without this item, the Company’s effective income tax rates for the second quarter and first half of 2014 would have been approximately 29.4 percent and 29.2 percent, respectively.

It is reasonably possible that the Company could recognize approximately $1 million of unrecognized tax benefits as a result of a lapse of the statute of limitations in various jurisdictions.  In such event, these benefits would be recognized as discrete items and favorably affect our income tax provision in the third quarter of 2015.

Comprehensive Income Attributable to Ingredion. We recorded comprehensive income of $145 million for the second quarter of 2015, as compared to $116 million in the year-ago period.  The increase in comprehensive income primarily reflects a $42 million year-over-year increase associated with our cash-flow hedging activity and our net income growth, which more than offset a $17 million unfavorable variance in the foreign currency translation adjustment attributable to less strengthening in end of period foreign currencies relative to the US dollar, as compared to the year-ago period.  For the first half of 2015, we recorded comprehensive income of $86 million, as compared to $196 million in the prior-year period.  The decrease in comprehensive income primarily reflects a $131 million unfavorable variance in the foreign currency translation adjustment, which more than offset our net income growth.  The unfavorable variance in the foreign currency translation adjustment for the six months ended June 30, 2015 reflects a weakening in end of period foreign currencies relative to the US dollar, as compared to the year-ago period when foreign currencies had strengthened modestly.

Liquidity and Capital Resources

Cash provided by operating activities for the first six months of 2015 was $248 million, as compared to $229 million a year ago.  The increase in operating cash flow primarily reflects an increase in our net income.

Capital expenditures of $128 million for the first six months of 2015 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be approximately $300 million for full year 2015.

During the first half of 2015, we repurchased 364 thousand shares of our common stock in open market transactions for approximately $29 million.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At June 30, 2015, there were $446 million of borrowings outstanding under our Revolving Credit Agreement, as compared to $87 million at December 31, 2014. The increase primarily reflects borrowings to fund the acquisition of Penford.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $412 million of unused operating lines of credit in the various foreign countries in which we operate.

At June 30, 2015, we had total debt outstanding of $2.21 billion, compared to $1.83 billion at December 31, 2014.  In addition to the borrowings outstanding under the Revolving Credit Agreement, our total debt includes $350 million of 3.2 percent notes due November 1, 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037, and $49 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 3.4 percent for the first six months of 2015, compared to 4.4 percent in the comparable prior-year period.

As noted above, we have $350 million of 3.2 percent senior notes that mature November 1, 2015.  These borrowings are included in long-term debt in our condensed consolidated balance sheet as we have the ability and intent to refinance the notes on a long-term basis prior to the maturity date.

On July 10, 2015, we entered into a new Term Loan Credit Agreement to establish an 18-month $350 million multi-currency senior unsecured term loan credit facility.  All borrowings under the term loan facility will bear interest at a variable annual rate based on the LIBOR or base rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin.  Proceeds from the new Term Loan Credit Agreement were used to repay borrowings outstanding under our Revolving Credit Agreement.

The Term Loan Credit Agreement contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.  We must also comply with a leverage ratio and interest coverage ratio.  The occurrence of an event of default under the Term Loan Credit Agreement could result in all loans and other obligations being declared due and payable and the term loan credit facility being terminated.

On May 20, 2015, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock.  This dividend was paid on July 27, 2015 to stockholders of record at the close of business on June 30, 2015.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $645 million of our total cash and cash equivalents and short-term investments of $677 million at June 30, 2015, was held by our operations outside of the United States.  We anticipate that such cash and short-term investments will be used to fund growth opportunities outside of the United States, including capital expenditures and acquisitions.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  Effective with the acquisition of Penford, we now produce and sell ethanol.  We now enter into swap contracts to hedge price risk associated with fluctuations in market prices of ethanol.  Our derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At June 30, 2015, our accumulated other comprehensive loss account (“AOCI”) included $2 million of gains, net of income taxes of $1 million, related to these derivative instruments.  The amount of such gains that we anticipate to be reclassified into earnings during the next twelve months is not significant.  We expect the gains to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk:

Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exposures.  At June 30, 2015, we had foreign currency forward sales contracts with an aggregate notional amount of $164 million and foreign currency forward purchase contracts with an aggregate notional amount of $72 million that hedged transactional exposures.  The fair value of these derivative instruments is an asset of $4 million at June 30, 2015.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  The amount in AOCI relating to these hedges at June 30, 2015 was not significant.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to US dollars at rates less favorable than the official rate.

Interest Rate Risk:

We use interest rate swaps and occasionally use Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at June 30, 2015.

We have interest rate swap agreements that effectively convert the interest rates on our 3.2 percent $350 million senior notes due November 1, 2015, our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements was $12 million at June 30, 2015 and is reflected in the Condensed Consolidated Balance Sheet within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

At June 30, 2015, AOCI included $6 million of losses (net of income taxes of $3 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2015.

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

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 48 to 50 in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2014 to June 30, 2015.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The three summary judgment motions were argued on July 7, 2015 and all three motions were denied by the court on the same day.  The trial of this case is presently scheduled to begin in November 2015.

We continue to believe that the second amended complaint is without merit and intend to vigorously defend this case. In addition, we intend to vigorously pursue our rights in connection with the counterclaim.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

April 1 — April 30, 2015	55	77.44	55	4,887 shares
May 1 — May 31, 2015	—	—	—	4,887 shares
June 1 — June 30, 2015	75	79.99	75	4,812 shares
Total	130	78.91	130

On December 12, 2014, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019.  At June 30, 2015, we have 4.8 million shares available for repurchase under the stock repurchase program.

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

INGREDION INCORPORATED

DATE:	July 31, 2015	By	/s/ Jack C. Fortnum
Jack C. Fortnum
Executive Vice President and Chief Financial Officer

DATE:	July 31, 2015	By	/s/ Matthew R. Galvanoni
Matthew R. Galvanoni
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

4.12

Term Loan Credit Agreement dated July 10, 2015, by and among Ingredion Incorporated, the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Bookrunner and Sole Lead Arranger, incorporated by reference from Exhibit 4.12 to the Company’s Current Report on Form 8-K dated July 10, 2015 and filed on July 14, 2015, File No. 1-13397

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

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.