Form 10-Q
period 2015-09-30
Ingredion Inc
filed 2015-10-30
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 29, 2015
Common Stock, $.01 par value	71,545,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Net sales before shipping and handling costs	$1,524.0	$1,544.8	$4,469.6	$4,547.8
Less: shipping and handling costs	87.3	84.5	253.8	247.7
Net sales	1,436.7	1,460.3	4,215.8	4,300.1
Cost of sales	1,106.8	1,162.7	3,286.6	3,456.8
Gross profit	329.9	297.6	929.2	843.3

Operating expenses	139.2	129.1	415.5	398.6
Other (income) expense, net	1.9	(9.6)	2.5	(18.4)
Impairment/restructuring charges	13.8	—	24.2	—

Operating income	175.0	178.1	487.0	463.1

Financing costs, net	13.8	15.1	44.2	49.0

Income before income taxes	161.2	163.0	442.8	414.1
Provision for income taxes	51.2	42.6	138.3	113.9
Net income	110.0	120.4	304.5	300.2
Less: Net income attributable to non-controlling interests	2.1	1.8	6.3	6.4
Net income attributable to Ingredion	$107.9	$118.6	$298.2	$293.8

Weighted average common shares outstanding:
Basic	71.6	73.0	71.6	74.2
Diluted	72.9	74.3	72.9	75.5

Earnings per common share of Ingredion:
Basic	$1.51	$1.62	$4.17	$3.96
Diluted	$1.48	$1.60	$4.09	$3.89

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net income	$110	$120	$305	$300
Other comprehensive income (loss):
Losses on cash-flow hedges, net of income tax effect of $7, $23, $8 and $21, respectively	(15)	(48)	(18)	(47)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $3, $5, $10 and $11, respectively	7	11	23	24
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $2	—	—	6	—
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	—	1	1	3
Currency translation adjustment	(157)	(121)	(283)	(116)
Comprehensive income (loss)	(55)	(37)	34	164
Comprehensive income attributable to non-controlling interests	(2)	(2)	(6)	(6)
Comprehensive income (loss) attributable to Ingredion	$(57)	$(39)	$28	$158

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$722	$580
Short-term investments	9	34
Accounts receivable — net	779	762
Inventories	718	699
Prepaid expenses	25	21
Deferred income taxes	39	48
Total current assets	2,292	2,144

Property, plant and equipment - net of accumulated depreciation of $2,737 and $2,813, respectively	2,002	2,073
Goodwill	601	478
Other intangible assets - net of accumulated amortization of $76 and $62, respectively	417	290
Deferred income taxes	4	4
Other assets	128	102
Total assets	$5,444	$5,091

Liabilities and equity
Current liabilities
Short-term borrowings	$24	$23
Accounts payable and accrued liabilities	646	698
Total current liabilities	670	721

Non-current liabilities	182	157
Long-term debt	2,243	1,804
Deferred income taxes	181	180
Share-based payments subject to redemption	21	22

Equity
Ingredion Stockholders’ equity:
Preferred stock — authorized 25,000,000 shares-$0.01 par value — none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value — 77,810,875 shares issued at September 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	1,160	1,164
Less: Treasury stock (common stock; 6,302,515 and 6,488,605 shares at September 30, 2015 and December 31, 2014, respectively) at cost	(475)	(481)
Accumulated other comprehensive loss	(1,053)	(782)
Retained earnings	2,481	2,275
Total Ingredion stockholders’ equity	2,114	2,177
Non-controlling interests	33	30
Total equity	2,147	2,207

Total liabilities and equity	$5,444	$5,091

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2014	$1	$1,164	$(481)	$(782)	$2,275	$30	$22
Net income attributable to Ingredion					298
Net income attributable to non-controlling interests						6
Dividends declared					(92)	(3)
Losses on cash-flow hedges, net of income tax effect of $8				(18)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $10				23
Repurchases of common stock		(6)	(34)
Issuance of common stock on exercise of stock options		(12)	30
Share-based compensation		14	10				(1)
Actuarial gains on pension and postretirement obligations, settlements, and plan amendments, net of income tax effect of $2				6
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				1
Currency translation adjustment				(283)
Balance, September 30, 2015	$1	$1,160	$(475)	$(1,053)	$2,481	$33	$21

	Total Equity						Share-based
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests	Payments Subject to Redemption
Balance, December 31, 2013	$1	$1,166	$(225)	$(583)	$2,045	$25	$24
Net income attributable to Ingredion					294
Net income attributable to non-controlling interests						6
Dividends declared					(94)	(3)
Losses on cash-flow hedges, net of income tax effect of $21				(47)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $11				24
Repurchases of common stock		(63)	(241)
Issuance of common stock on exercise of stock options		(16)	33
Share-based compensation		20	2				(4)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect				3
Currency translation adjustment				(116)
Balance, September 30, 2014	$1	$1,107	$(431)	$(719)	$2,245	$28	$20

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash provided by operating activities:
Net income	$305	$300
Non-cash charges to net income:
Depreciation and amortization	145	147
Write-off of impaired assets	10	—
Charge for fair value mark-up of acquired inventory	8	—
Other	72	49
Changes in working capital:
Accounts receivable and prepaid items	(40)	(19)
Inventories	21	(15)
Accounts payable and accrued liabilities	(40)	8
Increase in margin accounts	(7)	(11)
Other	7	3
Cash provided by operating activities	481	462

Cash used for investing activities:
Payments for acquisitions, net of cash acquired of $16	(434)	—
Capital expenditures, net of proceeds on disposals	(193)	(187)
Short-term investments	24	(1)
Proceeds from sale of investment	—	11
Cash used for investing activities	(603)	(177)

Cash used for financing activities:
Proceeds from borrowings	997	227
Payments on debt	(558)	(118)
Repurchases of common stock	(40)	(304)
Issuance of common stock	18	17
Dividends paid (including to non-controlling interests)	(94)	(97)
Excess tax benefit on share-based compensation	6	5
Cash provided by (used for) financing activities	329	(270)

Effect of foreign exchange rate changes on cash	(65)	(24)
Increase (decrease) in cash and cash equivalents	142	(9)
Cash and cash equivalents, beginning of period	580	574
Cash and cash equivalents, end of period	$722	$565

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2014 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2015 and 2014, and the financial position of the Company as of September 30, 2015.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), for the purpose of simplifying the presentation of debt issuance costs.  This standard requires that debt issuance costs associated with a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt in the balance sheet, consistent with the recording of debt discounts.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and require an entity to apply the guidance on a retrospective basis.  Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.  The Company intends to adopt the amendments of the Update in the fourth quarter of 2015.  The adoption of the guidance in this Update is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This Update requires an entity to measure inventory at the lower of cost and net realizable value, removing the consideration of current replacement cost.  It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  The Company does not expect that the adoption of the guidance in this Update will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement — Period Adjustments.  This Update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.  The Company adopted the amendments of this Update in the third quarter of 2015.  The adoption of the guidance in this Update did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

3.                                      Acquisitions

On March 11, 2015, the Company completed its acquisition of Penford Corporation (“Penford”), a manufacturer of specialty starches that was headquartered in Centennial, Colorado. Total purchase consideration for Penford was $332 million, which included the extinguishment of $93 million in debt in conjunction with the acquisition.  The acquisition of Penford provides the Company with, among other things, an expanded specialty ingredient product portfolio consisting of potato starch-based offerings.  Penford had net sales of $444 million for the fiscal year ended August 31, 2014 and operates six manufacturing facilities in the United States, all of which manufacture specialty starches.

On August 3, 2015, the Company completed its acquisition of Kerr Concentrates, Inc. (“Kerr”), a privately held producer of natural fruit and vegetable concentrates for approximately $102 million in cash, subject to certain post-closing adjustments.  Kerr employs approximately 80 people and serves major food and beverage companies, flavor houses and ingredient producers from its manufacturing locations in Oregon and California.  The acquisition of Kerr provides the Company with the opportunity to expand its product portfolio.

The Company funded these acquisitions with proceeds from borrowings under its revolving credit agreement.  The results of the acquired operations are included in the Company’s consolidated results from the respective acquisition dates forward within the North America business segment.  With these acquisitions, the Company now employs approximately 11,900 people world-wide.

For the Penford acquisition, the Company has finalized the purchase price allocation for all areas with the exception of income taxes.  The finalization of the valuation of tangible and intangible assets and liabilities did not have a significant impact on previously estimated amounts.  The Company expects to finalize the purchase price allocation for Penford in the fourth quarter of 2015.  For the Kerr acquisition,  a preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates.  Assets acquired and liabilities assumed in the transactions were generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  The Company is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed related to this acquisition, primarily related to the valuation of tangible and identifiable intangible assets acquired.  As such, the actual allocation of the final purchase price and the resulting effect on net income may differ from the preliminary amounts included herein.  The Company expects to finalize the purchase price allocation for Kerr in the fourth quarter of 2015.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired.  Goodwill related to the Penford acquisition is not tax deductible for the Company.  The goodwill related to Kerr is tax deductible due to the structure of this acquisition.  The preliminary goodwill of $119 million for Penford and $27 million for Kerr result from synergies and other operational benefits expected to be derived from the acquisitions.

The following table summarizes the preliminary purchase price allocations for Penford and Kerr as of March 11, 2015 and August 3, 2015, respectively, for the acquisitions:

(in millions)	Penford	Kerr
Working capital (excluding cash)	$68	$38
Property, plant and equipment	86	8
Other assets	9	—
Identifiable intangible assets	121	29
Goodwill	119	27
Non-current liabilities assumed	(71)	—
Total preliminary purchase price	$332	$102

The identifiable intangible assets for the Penford acquisition include items such as customer relationships, proprietary technology, trade names, and noncompetition agreements. The fair values of these intangible assets were determined to be Level 3 under the fair value hierarchy.  Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for an asset or liability at the measurement date.  The following table presents the fair values, valuation techniques, and estimated remaining useful life for these Level 3 measurements (dollars in millions):

			Estimated Remaining
	Fair Value	Valuation Technique	Useful Life
Customer Relationships	$84	Multi-period excess earnings method	15 - 22 years

Trade names	$17	Relief-from-royalty method	10 years to indefinite

Technology	$17	Relief-from-royalty method	6 - 11 years

Noncompetition Agreements	$3	Income Approach	2 years

The fair value of customer relationships, trade names, technology and noncompetition were determined through the valuation techniques described above using various judgmental assumptions such as discount rates and customer attrition rates.

The fair values of property, plant and equipment associated with the Penford acquisition was determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach.

Included in the results of the acquired businesses for the three and nine months ended September 30, 2015 were increases in cost of sales of $2 million (Kerr) and $8 million (Penford for $6 million and Kerr for $2 million), respectively, relating to the sale of inventory that was adjusted to fair value at the acquisition dates in accordance with business combination accounting rules.

The Company also incurred $2 million and $9 million of pre-tax acquisition and integration costs for the three and nine months ended September 30, 2015, respectively, associated with the Penford and Kerr transactions.

4.                                      Sale of Canadian Plant

On July 7, 2015, the Company entered into a definitive agreement to sell its manufacturing assets in Port Colborne, Ontario, Canada for approximately $30 million.  The sale is expected to close in the fourth quarter of 2015 and is currently expected to result in a pre-tax gain of approximately $10 million in that quarter.  In the third quarter of 2015, the Company recorded a pre-tax restructuring charge of $2 million associated with the sale of the plant as described below.  Additionally, the Company could incur pension-related charges in the first half of 2016 related to the plant sale.  Such charges, if any, are not expected to be significant.

5.                                      Impairment and Restructuring Charges

On September 8, 2015, the Company announced that it plans to consolidate its manufacturing network in Brazil.  Plants in Trombudo Central and Conchal will be closed and production will be moved to plants in Balsa Nova and Mogi Guaçu, respectively.  The consolidation will begin early in 2016 and should be complete by the end of that year.  In the third quarter of 2015, the Company recorded total pre-tax restructuring-related charges of $12 million related to these plant closures, consisting of a $10 million charge for impaired assets and $2 million of employee severance-related costs.  Additional restructuring costs, although not expected to be significant, could be incurred in the future as part of the plant shutdowns.

Also, in the third quarter of 2015, the Company recorded a pre-tax restructuring charge of $2 million for estimated employee severance-related costs associated with the Port Colborne plant sale.

In the first quarter of 2015, the Company recorded a pre-tax restructuring charge of $10 million for employee severance-related costs associated with the Penford acquisition.

A summary of the Company’s restructuring reserve at September 30, 2015 is as follows (in millions):

Restructuring charge for employee severance costs-Penford acquisition	$10
—Brazil plant shut-downs	2
—Port Colborne plant sale	2
Sub-total	$14
Payments made to terminated employees	(2)
Balance in restructuring reserve at September 30, 2015	$12

The majority of the severance reserve is expected to be paid within the next twelve months.

6.                                      Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis.  The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, Middle East and Africa (“EMEA”).  Its North America segment includes businesses in the United States, Canada and Mexico.  The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador and the Southern Cone of South America, which includes Argentina, Chile, Peru and Uruguay.  Its Asia Pacific segment includes businesses in South Korea, Thailand, Malaysia, China, Japan, Indonesia, the Philippines, Singapore, India, Australia and New Zealand.  The Company’s EMEA segment includes businesses in the United Kingdom, Germany, South Africa, Pakistan and Kenya.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net Sales
North America	$880.0	$805.6	$2,503.1	$2,362.0
South America	256.4	307.6	764.5	906.2
Asia Pacific	174.4	205.8	553.1	594.3
EMEA	125.9	141.3	395.1	437.6
Total	$1,436.7	$1,460.3	$4,215.8	$4,300.1

Operating Income
North America	$133.0	$113.1	$362.2	$288.7
South America	28.4	27.4	73.0	73.8
Asia Pacific	27.6	27.0	81.3	80.1
EMEA	21.7	22.2	66.8	68.7
Corporate (a)	(18.3)	(11.6)	(54.4)	(48.2)
Sub-total	$192.4	$178.1	$528.9	$463.1
Impairment/restructuring charges	(13.8)	—	(24.2)	—
Acquisition/integration costs	(1.6)	—	(9.3)	—
Charge for fair value markup of acquired inventory	(2.0)	—	(8.4)	—
Total	$175.0	$178.1	$487.0	$463.1

(a)         Includes $4 million of expense relating to a tax indemnification agreement with offsetting income of $4 million recorded in the provision for income taxes for the three and nine months ended September 30, 2015.  For the three and nine months ended September 30, 2014, includes $7 million of income relating to this tax indemnification agreement with an offsetting expense of $7 million recorded in the provision for income taxes. See Note 14 for additional information.

(in millions)	At Sept. 30, 2015	At Dec. 31, 2014
Total Assets
North America	$3,474	$2,907
South America	740	923
Asia Pacific	719	711
EMEA	511	550
Total	$5,444	$5,091

7.                                      Financial Instruments, Derivatives and Hedging Activities

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

At September 30, 2015, AOCI included $7 million of losses, net of tax of $3 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2014, AOCI included $13 million of losses, net of tax of $6 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company did not have any T-locks outstanding at September 30, 2015 or December 31, 2014.  The Company has interest rate swap agreements that effectively convert the interest rates on its 3.2 percent $350 million senior notes due November 1, 2015, its 6.0 percent $200 million senior notes due April 15, 2017, its 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of its $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at September 30, 2015 and December 31, 2014 was $19 million and $13 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

At September 30, 2015 and December 31, 2014, AOCI included $5 million of losses (net of income taxes of $3 million) and $7 million of losses (net of income taxes of $4 million), respectively, related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of an operating unit are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At September 30, 2015, the Company had foreign currency forward sales contracts with an aggregate notional amount of $390 million and foreign currency forward purchase contracts with an aggregate notional amount of $47 million that hedged transactional exposures.  At December 31, 2014, the Company had foreign currency forward sales contracts with an aggregate notional amount of $150 million and foreign currency forward purchase contracts with an aggregate notional amount of $70 million that hedged transactional exposures.  The fair value of these derivative instruments are assets of $5 million and $1 million at September 30, 2015 and December 31, 2014, respectively.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. The amount included in AOCI relating to these hedges at both September 30, 2015 and December 31, 2014 was not significant.

The fair value and balance sheet location of the Company’s derivative instruments, accounted for as cash-flow hedges and presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
Derivatives designated as		Fair Value			Fair Value
cash-flow hedging instruments: (in millions)	Balance Sheet Location	At Sept. 30, 2015	At December 31, 2014	Balance Sheet Location	At Sept. 30, 2015	At December 31, 2014

Commodity and foreign currency contracts	Accounts receivable-net	$8	$15	Accounts payable and accrued liabilities	$11	$18

Commodity and foreign currency contracts	Other assets	7	1	Non-current liabilities	3	6
Total		$15	$16		$14	$24

At September 30, 2015, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 77 million bushels of corn.  The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 19 million mmbtu’s of natural gas at September 30, 2015.  Additionally at September 30, 2015, the Company had outstanding ethanol swap contracts that hedged the forecasted sale of approximately 9 million gallons of ethanol.  The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  The Company did not have any soybean oil hedges at September 30, 2015.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash-Flow Hedging Relationships	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Gains (Losses) Reclassified from AOCI into Income	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Commodity and foreign currency contracts	$(22)	$(71)	Cost of sales	$(9)	$(15)
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(22)	$(71)		$(10)	$(16)

	Amount of Gains (Losses) Recognized in OCI on Derivatives		Location of	Amount of Gains (Losses) Reclassified from AOCI into Income
Derivatives in Cash-Flow Hedging Relationships	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Gains (Losses) Reclassified from AOCI into Income	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Commodity and foreign currency contracts	$(26)	$(68)	Cost of sales	$(31)	$(33)
Interest rate contracts	—	—	Financing costs, net	(2)	(2)
Total	$(26)	$(68)		$(33)	$(35)

At September 30, 2015, AOCI included $8 million of losses (net of income taxes of $3 million) on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities costs.  The Company also has $2 million of losses on settled T-Locks (net of income taxes of $1 million) recorded in AOCI at September 30, 2015, which are expected to be reclassified into earnings during the next twelve months.  Additionally, at September 30, 2015, AOCI included an insignificant amount of losses related to foreign currency hedges that are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	At September 30, 2015				At December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$6	$6	$—	$—	$5	$5	$—	$—
Derivative assets	39	7	32	—	29	12	17	—
Derivative liabilities	14	3	11	—	23	6	17	—
Long-term debt	2,356	—	2,356	—	1,939	—	1,939	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At September 30, 2015, the carrying value and fair value of the Company’s long-term debt were $2.24 billion and $2.36 billion, respectively.

8.                                      Share-Based Compensation

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

The Company granted non-qualified options to purchase 336 thousand shares and 715 thousand shares of the Company’s common stock during the nine months ended September 30, 2015 and 2014, respectively.  The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the nine months ended September 30, 2015 was as follows:

(dollars and options in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,889	$46.84
Granted	336	82.28
Exercised	(476)	38.28
Cancelled	(15)	60.63
Outstanding at September 30, 2015	2,734	52.49	6.13	$95,205

Exercisable at September 30, 2015	1,837	44.47	4.92	$78,712

For the nine months ended September 30, 2015, cash received from the exercise of stock options was $18 million.  At September 30, 2015, the total remaining unrecognized compensation cost related to stock options approximated $9 million, which will be amortized over a weighted-average period of approximately 1.8 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share)	2015	2014	2015	2014
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$16.04	$12.99
Total intrinsic value of stock options exercised	$10,860	$6,416	$22,064	$21,339

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

The following table summarizes RSA and RSU activity for the nine months ended September 30, 2015:

	RSAs		RSUs
		Weighted		Weighted
		Average		Average
(in thousands, except per share	Number of	Fair Value	Number of	Fair Value
amounts)	RSAs	per Share	RSUs	per Share
Non-vested at December 31, 2014	16	$27.94	434	$59.61
Granted	—	—	166	82.23
Vested	(14)	28.75	(142)	55.96
Cancelled	—	—	(9)	64.51
Non-vested at September 30, 2015	2	21.42	449	69.01

At September 30, 2015, the total remaining unrecognized compensation cost related to RSUs was $16 million, which will be amortized over a weighted-average period of approximately 2.0 years.  Unrecognized compensation cost related to RSAs was insignificant at September 30, 2015.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Stock options:
Pre-tax compensation expense	$1.7	$1.7	$5.1	$5.4
Income tax benefit	(0.6)	(0.6)	(1.9)	(2.0)
Stock option expense, net of income taxes	1.1	1.1	3.2	3.4
RSUs, RSAs and other share-based compensation:
Pre-tax compensation expense	3.7	3.0	10.6	8.7
Income tax benefit	(1.4)	(1.1)	(3.9)	(3.2)
RSUs, RSAs and other share-based compensation expense, net of income taxes	2.3	1.9	6.7	5.5
Total share-based compensation:
Pre-tax compensation expense	5.4	4.7	15.7	14.1
Income tax benefit	(2.0)	(1.7)	(5.8)	(5.2)
Total share-based compensation expense, net of income taxes	$3.4	$3.0	$9.9	$8.9

9.                                      Net Periodic Pension and Postretirement Benefit Costs

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

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$2.0	$1.8	$1.0	$1.5	$5.8	$5.3	$3.4	$4.4
Interest cost	3.7	3.3	2.8	3.7	10.6	9.8	8.8	11.1
Expected return on plan assets	(6.3)	(5.2)	(3.2)	(3.6)	(18.2)	(15.7)	(10.0)	(10.7)
Amortization of net actuarial loss	0.2	0.1	0.5	0.8	0.5	0.3	1.7	2.4
Amortization of prior service credit	—	—	—	—	—	—	(0.1)	(0.1)
Amortization of transition obligation	—	—	0.1	0.1	—	—	0.2	0.2
Settlement	—	0.4	—	—	—	0.4	—	—
Net pension cost (credit)	$(0.4)	$0.4	$1.2	$2.5	$(1.3)	$0.1	$4.0	$7.3

For the nine months ended September 30, 2015, cash contributions of approximately $10 million and $1 million were made to the US and non-US plans, respectively.  No significant contributions are expected to be made in the fourth quarter of 2015.

During the first quarter of 2015, the Company amended one of its pension plans in Canada to eliminate future benefit accruals for the plan effective April 30, 2015.  This plan curtailment resulted in an improvement in the funded status of the plan by approximately $9 million in the first quarter.  The impact of this plan curtailment on net periodic benefit cost for the nine months ended September 30, 2015 was not significant.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Service cost	$0.2	$0.7	$0.6	$2.1
Interest cost	0.8	0.9	2.3	2.7
Amortization of net actuarial loss	0.1	0.1	0.4	0.3
Amortization of prior service credit	(0.5)	—	(1.6)	—
Net postretirement benefit cost	$0.6	$1.7	$1.7	$5.1

10.                               Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$107.9	71.6	$1.51	$118.6	73.0	$1.62

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.3			1.3

Diluted EPS	$107.9	72.9	$1.48	$118.6	74.3	$1.60

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$298.2	71.6	$4.17	$293.8	74.2	$3.96

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.3			1.3

Diluted EPS	$298.2	72.9	$4.09	$293.8	75.5	$3.89

For both the third quarter and first nine months of 2015, options to purchase approximately 0.3 million shares of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.  For the first nine months of 2014, options to purchase approximately 0.4 million shares of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.  The number of anti-dilutive options excluded from the calculation of diluted EPS for the third quarter of 2014 was not material.

11.                               Inventories

Inventories are summarized as follows:

(in millions)	At September 30, 2015	At December 31, 2014
Finished and in process	$449	$428
Raw materials	220	225
Manufacturing supplies and other	49	46
Total inventories	$718	$699

12.                               Debt

The Company had total debt outstanding of $2.27 billion and $1.83 billion at September 30, 2015 and December 31, 2014, respectively.  The increase primarily reflects borrowings to fund the acquisitions of Penford and Kerr.

On July 10, 2015, the Company entered into a new Term Loan Credit Agreement to establish an 18-month $350 million multi-currency senior unsecured term loan credit facility.  All borrowings under the term loan facility bear interest at a variable annual rate based on the LIBOR or base rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin.  Proceeds of $350 million from the new Term Loan Credit Agreement were used to repay borrowings outstanding under our Revolving Credit Agreement.

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

Borrowings outstanding under the Company’s $1 billion Revolving Credit Agreement were $169 million and $87 million at September 30, 2015 and December 31, 2014, respectively.

The Company’s long-term debt at September 30, 2015 and December 31, 2014 includes $350 million of 3.2 percent senior notes that mature November 1, 2015.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance the notes on a long-term basis.  The Company intends to repay the $350 million of 3.2 percent notes with proceeds from borrowings under its $1 billion Revolving Credit Agreement.

13.                               Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2014	$(701)	$(19)	$(61)	$(1)	$(782)
Losses on cash-flow hedges, net of income tax effect of $8		(18)			(18)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $10		23			23
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $2			6		6
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			1		1
Currency translation adjustment	(283)				(283)
Balance, September 30, 2015	$(984)	$(14)	$(54)	$(1)	$(1,053)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2013	$(489)	$(40)	$(53)	$(1)	$(583)
Losses on cash-flow hedges, net of income tax effect of $21		(47)			(47)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $11		24			24
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			3		3
Currency translation adjustment	(116)				(116)
Balance, September 30, 2014	$(605)	$(63)	$(50)	$(1)	$(719)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount Reclassified from AOCI
	Three Months ended		Nine Months ended		Affected Line Item in
Details about AOCI Components	September 30,		September 30,		Condensed Consolidated
(in millions)	2015	2014	2015	2014	Statements of Income
Gains (losses) on cash-flow hedges:
Commodity and foreign currency contracts	$(9)	$(15)	$(31)	$(33)	Cost of sales
Interest rate contracts	(1)	(1)	(2)	(2)	Financing costs, net

Losses related to pension and other postretirement obligations	—	(1)	(1)	(4)	(a)
Total before tax reclassifications	$(10)	$(17)	$(34)	$(39)
Income tax benefit	3	5	10	12
Total after-tax reclassifications	$(7)	$(12)	$(24)	$(27)

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

14.                               Income Taxes

The Company’s effective income tax rate for the third quarter of 2015 was 31.8 percent compared to 26.1 percent a year ago.  The effective income tax rate for the first nine months of 2015 was 31.2 percent compared to 27.5 percent a year ago.

The third quarter and first nine months of 2015 include favorable impacts related to the recognition of previously unrecognized tax benefits due to the lapsing of statute of limitations of approximately 0.6 percentage points and 0.5 percentage points, respectively.

In addition, the Company uses the US dollar as the functional currency for its subsidiaries in Mexico.  Because of the continued decline in the value of the Mexican peso versus the US dollar, our tax provision for the third quarter and first nine months of 2015 was unfavorably impacted by 5.4 percentage points and 3.0 percentage points, respectively.

Finally, during the third quarter of 2015, based on the final settlement of an audit matter, the Company reversed $4 million of the $7 million income tax expense and other income recorded in the third quarter of 2014 (see below).  As a result, the effective income tax rate for the quarter and first nine months of the year is favorably impacted by 2.4 percentage points and 0.9 percentage points, respectively.

Without these items, the Company’s effective income tax rate for both the third quarter and first nine months of 2015 would have been approximately 29 percent.

The Company’s effective income tax rate for the third quarter of 2014 included two discrete tax adjustments that partially offset each other.  First, the effective tax rate reflects a favorable impact of 5.3 percentage points that relates to the recognition of previously unrecognized tax benefits due to the lapsing of the statute of limitations.

Second, an unfavorable impact of $7 million (4.5 percentage points) was recognized in third quarter 2014 for an unfavorable audit result in a National Starch subsidiary related to a pre-acquisition period for which we are indemnified by Akzo Nobel N.V. (“Akzo”).  The $7 million expense incurred by the acquired subsidiary was recorded in the tax provision, while the reimbursement from Akzo under the indemnification was recorded as other income.  As the Company is fully indemnified for this pre-acquisition obligation, the impact on net income is zero.

Without the discrete tax adjustments and the indemnification income, the Company’s effective income tax rate for both the third quarter and first nine months of 2014 would have been approximately 28 percent.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major supplier of high-quality food and industrial ingredients to customers around the world.  We have 44 manufacturing plants located in North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our ingredients are used by customers in the food, beverage, animal feed, paper and corrugating, and brewing industries, among others.

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

The acquisition provides us with, among other things, an expanded specialty ingredient product portfolio consisting of potato starch-based offerings.  Penford had sales of $444 million for its fiscal year ended August 31, 2014 and the acquired business includes six manufacturing facilities in the United States, all of which manufacture specialty starches.

On August 3, 2015, we completed our acquisition of Kerr Concentrates, Inc. (“Kerr”), a privately held producer of natural fruit and vegetable concentrates, purees and essences for approximately $102 million in cash, subject to certain post-closing adjustments.  Kerr employs approximately 80 people and serves major food and beverage companies, flavor houses and ingredient producers from its manufacturing locations in Oregon and California.  The results of Kerr are included in our consolidated results from August 3, 2015 forward.

The acquisition provides us with an opportunity to grow Kerr’s portfolio with our advanced technologies and product-development capabilities.  We also intend to expand the business with our broad customer network and global presence.  The trend toward simple ingredients is rapidly growing and the Kerr acquisition provides another step towards broadening our portfolio of wholesome, clean-label ingredient solutions that consumers are increasingly demanding.

On July 7, 2015, we entered into a definitive agreement to sell our manufacturing assets in Port Colborne, Ontario, Canada for approximately $30 million.  The sale is expected to close in the fourth quarter of 2015.  We are committed to an on-going continuous improvement effort to optimize our network to control our fixed costs and use our resources efficiently.  This transaction is intended to allow us to better balance supply, based on our customers’ needs as we focus on the growth of our higher-value specialty ingredient product portfolio.

On September 8, 2015, we announced plans to consolidate our manufacturing network in Brazil whereby plants in Trombudo Central and Conchal will be closed and production will be moved to plants in Balsa Nova and Mogi Guaçu, respectively.  We continuously evaluate our manufacturing network for improvement opportunities.  By consolidating production into Balsa Nova and Mogi Guaçu, we believe that we will reduce costs and improve operational efficiencies in our South American manufacturing network.  In addition to Balsa Nova and Mogi Guaçu, we will continue to operate facilities in Cabo de Santo Agostinho and São Gonçalo, Brazil.  We will remain vigilant in our efforts to maximize productivity and enhance shareholder value.

The consolidation will begin early in 2016 and should be complete by the end of that year. This manufacturing optimization program is expected to result in annual cost savings in the range of approximately $6 million to $8 million beginning in 2017.  In the third quarter of 2015, we recorded a pre-tax restructuring charge for impaired assets and employee severance costs of $12 million related to the plant closures.

While net sales declined due to devaluation of foreign currencies versus the US dollar, operating income, net income and diluted earnings per common share for the first nine months of 2015 increased from the year-ago period.  This growth was driven principally by significantly improved operating results in our North America segment.  Looking forward, for full-year 2015, we expect North America to continue to drive our operating income and bottom-line growth driven by stronger volumes and improved product mix.  We anticipate that Asia Pacific operating income will improve modestly from last year, despite continuing foreign exchange headwinds.  EMEA operating income is anticipated to decline from 2014 as currency headwinds continue to be a challenge.  South America operating income is expected to be in line with last year with strong performance in the Andean region offsetting softness in the Southern Cone of South America and Brazil.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

Results of Operations

We have significant operations in four reporting segments: North America, South America, Asia Pacific and EMEA.  For most of our foreign subsidiaries, the local foreign currency is the functional currency.  Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into US dollars (“USD”) at the applicable average exchange rates for the period.  Fluctuations in foreign currency exchange rates affect the US dollar amounts of our foreign subsidiaries’ revenues and expenses.  The impact of foreign currency exchange rate changes, where significant, is provided below.

As previously mentioned, we acquired Penford and Kerr on March 11, 2015 and August 3, 2015, respectively.  The results of the acquired businesses are included in our consolidated financial results from the respective acquisition dates forward.  While we identify significant fluctuations due to the acquisitions, our discussion below also addresses results of operations absent the impact of the acquisitions and the results of the acquired businesses, where appropriate, to provide a more comparable and meaningful analysis.

For The Three and Nine Months Ended September 30, 2015

With Comparatives for the Three and Nine Months Ended September 30, 2014

Net Income attributable to Ingredion. Net income for the quarter ended September 30, 2015 decreased to $107.9 million, or $1.48 per diluted common share, from $118.6 million, or $1.60 per diluted common share, in the third quarter of 2014.  Net income for the nine months ended September 30, 2015 increased to $298.2 million, or $4.09 per diluted common share, from $293.8 million, or $3.89 per diluted common share, in the prior-year period.  Our third quarter 2015 results include after-tax charges of $9 million ($0.13 per diluted common share) for impaired assets and restructuring costs in Brazil and Canada (see Note 5 of the notes to the condensed consolidated financial statements for additional information), after-tax costs of $1 million ($0.01 per diluted common share) associated with the acquisition and integration of both Penford and Kerr, and after-tax costs of $1 million ($0.02 per diluted common share) relating to the sale of Kerr inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules.  Our results for the first nine months of 2015 include after-tax charges of $9 million ($0.13 per diluted common share) for impaired assets and restructuring costs in Brazil and Canada, after-tax restructuring charges of $6 million ($0.09 per diluted common share) for employee severance-related costs associated with the Penford acquisition, after-tax costs of $7 million ($0.09 per diluted common share) associated with the acquisition and integration of both Penford and Kerr and after-tax costs of $5 million ($0.07 per diluted common share) relating to the sale of Penford and Kerr inventory that was adjusted to fair value at the respective acquisition dates in accordance with business combination accounting rules.  Without the impairment, restructuring and acquisition-related charges, our net income and diluted earnings per share for the third quarter of 2015 would have increased 1 percent and 3 percent, respectively, from the third quarter of 2014, while our net income and diluted earnings per share for the first nine months of 2015 would have grown 11 percent and 15 percent, respectively, from the prior-year period.  These increases primarily reflect significantly improved operating income in North America, as compared to the results of a year ago.  Additionally, our improved diluted earnings per common share for the 2015 periods also reflect the favorable impact of our share repurchases.

Net Sales.  Third quarter 2015 net sales totaled $1.44 billion, down 2 percent from third quarter 2014 net sales of $1.46 billion.  Penford and Kerr contributed $103 million of net sales in the third quarter of 2015.  The decrease in net sales reflects unfavorable currency translation of 11 percent due to the stronger US dollar, which more than offset 9 percent volume growth driven primarily by the Penford and Kerr operations.  Of the 9 percent volume increase, 2 percent represented organic volume growth.

North American net sales for third quarter 2015 increased 9 percent to $880 million, from $806 million a year ago.  The increase in net sales reflects 15 percent volume growth driven by the addition of Penford and Kerr, partially offset by a 3 percent price/product mix decline driven principally by lower raw material costs and unfavorable currency translation of 3 percent attributable to the weaker Canadian dollar.  Organic volume grew 2 percent.  In South America, third quarter 2015 net sales decreased 17 percent to $256 million from $308 million a year ago, as unfavorable currency translation of 33 percent more than offset volume growth of 7 percent and a 9 percent price/product mix improvement.  Asia Pacific’s third quarter 2015 net sales decreased 15 percent to $174 million from $206 million a year ago.  The decrease reflects unfavorable currency translation of 10 percent, a 3 percent volume reduction and a 2 percent price/product mix decline.  A volume decline in Thailand, reflecting weaker demand, more than offset volume growth in the rest of the segment.  EMEA net sales for third quarter 2015 declined 11 percent to $126 million from $141 million a year ago.  This decrease reflects unfavorable currency translation of 9 percent attributable to weaker local currencies and a 2 percent volume reduction.  Pricing in the segment slightly improved.

Net sales for the nine months ended September 30, 2015 totaled $4.22 billion, down 2 percent from $4.30 billion in the year-ago period.  Penford and Kerr contributed $223 million of net sales in the first nine months of 2015.  The decrease in net sales primarily reflects unfavorable currency translation of 8 percent due to the stronger US dollar and a 1 percent price/product mix decline, which more than offset volume growth of 7 percent driven mainly by the operations of the acquired businesses.  Of the 7 percent volume increase, 1 percent represented organic volume growth.

Net sales in North America for the first nine months of 2015 increased 6 percent to $2.50 billion, from $2.36 billion a year ago.  The increase in net sales primarily reflects volume growth of 11 percent driven largely by the addition of Penford and Kerr, which more than offset a 3 percent price/product mix decline driven principally by lower raw material costs and unfavorable currency translation of 2 percent attributable to the weaker Canadian dollar.  Organic volume grew 2 percent.  In South America, net sales for the first nine months of 2015 decreased 16 percent to $765 million from $906 million a year ago.  This decline was driven by unfavorable currency translation of 24 percent which more than offset price/product mix improvement of 8 percent.  Volume in the segment was flat.  In Asia Pacific, net sales for the first nine months of 2015 decreased 7 percent to $553 million from $594 million a year ago.  The decrease reflects unfavorable currency translation of 7 percent and a 3 percent price/product mix decline, which more than offset 3 percent volume growth.  EMEA net sales for the first nine months of 2015 decreased 10 percent to $395 million from $438 million a year ago.  This decrease reflects unfavorable currency translation of 9 percent, primarily attributable to the weaker Euro and British Pound Sterling, and a 1 percent price/product mix decline.  Volume in the segment was flat.

Cost of Sales and Operating Expenses.  Cost of sales of $1.11 billion for the third quarter of 2015 decreased 5 percent from $1.16 billion in the prior-year period.  Cost of sales of $3.29 billion for the first nine months of 2015 decreased 5 percent from $3.46 billion a year ago.  These reductions primarily reflect lower raw material costs and the effects of currency translation. Gross corn costs per ton for the third quarter and first nine months of 2015 decreased approximately 16 percent and 15 percent, respectively, from the comparable prior-year periods, driven by lower market prices for corn.  Currency translation caused cost of sales for the third quarter and first nine months of 2015 to decrease approximately 12 percent and 9 percent, respectively, from the prior-year periods, reflecting the impact of the stronger US dollar.  Our gross profit margin was 23 percent and 22 percent for the third quarter and first nine months of 2015, respectively, compared to 20 percent in both of the corresponding prior-year periods.  Despite reduced selling prices driven by lower corn costs, we have generally maintained per unit gross profit dollar levels, resulting in the improved gross profit margin percentages.

Operating expenses for the third quarter and first nine months of 2015 increased to $139 million and $416 million, respectively, from $129 million and $399 million last year.  These increases primarily reflect incremental operating expenses of Penford and Kerr as well as other costs associated with the acquisition and integration of both Penford and Kerr.  Favorable translation effects associated with the stronger US dollar more than offset higher compensation-related and various other costs.  Currency translation associated with the weaker foreign currencies reduced operating expenses for the third quarter and first nine months of 2015 by approximately 11 percent and 8 percent, respectively, from the prior-year periods.  Operating expenses, as a percentage of gross profit, were 42 percent and 45 percent for the third quarter and first nine months of 2015, respectively, as compared to 43 percent and 47 percent in the comparable prior-year periods.

Other (Income) Expense, net.  For the third quarter and first nine months of 2015 we had other expense, net of $2 million and $3 million, respectively, as compared to other income, net of $10 million and $18 million in the comparable prior-year periods.

The decrease in income for third quarter 2015 primarily reflects an $11 million unfavorable swing from $7 million of income in the year-ago period to $4 million of expense in third quarter 2015 associated with a tax indemnification agreement relating to a subsidiary acquired from Akzo Nobel N.V. (“Akzo”) in 2010.  In the third quarter of 2014, we recognized a charge to our income tax provision for an expected unfavorable income tax audit result at this subsidiary related to a pre-acquisition period for which we are indemnified by Akzo.  The costs incurred by the acquired subsidiary were recorded in our provision for income taxes while the reimbursement from Akzo under the indemnification agreement was recorded as other income.  In the third quarter of 2015, based upon the final settlement of the matter, we determined that the unfavorable income tax audit amount should be reduced from $7 million to $3 million.  Accordingly, in the third quarter of 2015, we recognized a $4 million income tax benefit and a charge to other income/expense of $4 million to reduce our receivable from Akzo associated with the indemnification agreement.  The impact on our net income for the 2015 and 2014 periods is zero.

A summary of other (income) expense, net is as follows:

	Nine Months Ended
	September 30,
Other (Income) Expense (in millions)	2015	2014

Expense (income) associated with tax indemnification	$4	$(7)
Gain from sale of investment	—	(5)
Other	(1)	(6)
Totals	$3	$(18)

Operating Income.  Third quarter 2015 operating income decreased 2 percent to $175 million from $178 million a year ago.  Operating income for third quarter 2015 includes $12 million of charges for impaired assets and restructuring costs associated with our plant closings in Brazil, a $2 million restructuring charge for estimated employee severance-related costs related to the pending sale of our Port Colborne plant and $2 million of costs associated with our acquisitions and integration of Penford and Kerr.  Additionally, the third quarter 2015 results include $2 million of costs associated with the sale of Kerr inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without the impairment, restructuring and acquisition-related charges, our operating income would have grown 8 percent from third quarter 2014.  This increase primarily reflects operating income growth in North America.  Unfavorable currency translation attributable to the stronger US dollar negatively impacted operating income by approximately $25 million from the prior-year period.  Our product pricing actions help to mitigate the unfavorable impact of currency translation.

North America operating income for third quarter 2015 increased 18 percent to $133 million from $113 million a year ago, reflecting both acquisition-related and organic growth.  Earnings contributed by the operations acquired from Penford and Kerr contributed approximately 4 percentage points of the increase.  The remaining organic operating income improvement of 14 percent was driven principally by lower costs in the segment.  Translation effects associated with a weaker Canadian dollar negatively impacted third quarter 2015 operating income by approximately $5 million in the segment.  South America operating income for third quarter 2015 increased 4 percent to $28 million from $27 million in the year-ago period.  The increase was driven principally by improved earnings in our Andean and Southern Cone regions of South America as compared to a year ago.  Improved selling prices for our products and volume growth more than offset unfavorable impacts of currency devaluation and higher local production costs in the segment.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real and the Colombian Peso) negatively impacted operating income by approximately $14 million.  We anticipate that our business in South America will continue to be challenged by difficult economic conditions.  Asia Pacific operating income for third quarter 2015 was $28 million, up 2 percent from $27 million in the year-ago period.  Lower raw material costs helped to mitigate the impact of local currency weakness in the segment.  Translation effects associated with weaker Asia Pacific currencies negatively impacted operating income by approximately $4 million in the segment.  EMEA operating income for third quarter 2015 was $22 million, consistent with the prior-year period.  Lower energy costs helped to offset the impact of local currency weakness in the segment.  Translation effects primarily associated with the weaker Euro and British Pound Sterling had an unfavorable impact of approximately $2 million on operating income in the segment.  An increase in corporate expenses driven by the previously-mentioned Akzo tax indemnification unfavorably impacted operating income by $11 million for third quarter 2015 as compared to the prior-year period.

Operating income for the nine months ended September 30, 2015 increased 5 percent to $487 million from $463 million a year ago.  Operating income for the first nine months of 2015 includes $12 million of charges for impaired assets and restructuring costs associated with our plant closings in Brazil, a $2 million restructuring charge for estimated severance-related costs associated with the pending sale of our Port Colborne plant, a $10 million restructuring charge for employee severance-related costs associated with the Penford acquisition and $9 million of other costs associated with the acquisitions and integration of Penford and Kerr.  Although the majority of the Penford severance-related costs will be paid within one year of the acquisition, certain costs are anticipated to be paid out through 2017.  Additionally, the results for the first nine months of 2015 include $8 million of costs associated with the sale of Penford and Kerr inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without the restructuring, impairment and acquisition-related charges, our operating income would have grown 14 percent from the first nine months of 2014.  This increase primarily reflects our significantly improved operating income in North America compared to the weak results of a year ago.  Unfavorable currency translation attributable to the stronger US dollar negatively impacted operating income by approximately

$49 million from the prior-year period.  Our product pricing actions help to mitigate the unfavorable impact of currency translation.

North America operating income for the first nine months of 2015 increased 25 percent to $362 million from $289 million a year ago.  Earnings contributed by the operations acquired from Penford and Kerr contributed approximately 4 percentage points of the increase.  The remaining organic operating income improvement of 21 percent for the first nine months of 2015 primarily reflects more normal weather conditions, organic volume growth and lower corn, energy and other manufacturing costs.  Our North American results for the first nine months of 2015 also include $7 million of business interruption insurance recoveries related to last year’s weather.  Our year-ago results were negatively impacted by harsh winter weather conditions that caused high energy, transportation and production costs.  Translation effects associated with a weaker Canadian dollar unfavorably impacted operating income by approximately $10 million in the segment.  South America operating income for the first nine months of 2015 decreased 1 percent to $73 million from $74 million a year ago.  The decline primarily reflects weaker results in Brazil driven principally by lower demand and local currency weakness.  Improved selling prices for our products helped to partially offset the unfavorable impacts of currency devaluation, higher local production costs and reduced volume in the segment.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real, Colombian Peso and the Argentine Peso) negatively impacted operating income by approximately $25 million.  We anticipate that our business in South America will continue to be challenged by difficult economic conditions.  Asia Pacific operating income for the first nine months of 2015 increased 1 percent to $81 million from $80 million a year ago.  Volume growth and lower raw material costs helped to mitigate the impact of local currency weakness in the segment.  Translation effects associated with weaker Asia Pacific currencies negatively impacted operating income by approximately $6 million in the segment.  EMEA operating income for the first nine months of 2015 decreased 3 percent to $67 million from $69 million a year ago.  This decrease primarily reflects the impact of currency translation and, to a lesser extent, reduced volumes.  Cost reductions helped to partially offset these unfavorable impacts.  Translation effects primarily associated with the weaker Euro and British Pound Sterling had an unfavorable impact of $8 million on operating income in the segment.  An increase in corporate expenses driven by the previously-mentioned Akzo tax indemnification unfavorably impacted operating income by $11 million for the first nine months of 2015 as compared to the prior-year period.

Financing Costs-net.  Financing costs for the third quarter and first nine months of 2015 decreased to $14 million and $44 million, respectively, from $15 million and $49 million in the comparable prior-year periods.  The decreases primarily reflect reduced interest expense resulting from lower average interest rates on our borrowings attributable to the impact of our new low-rate term loan borrowing and the effect of our interest rate swaps.  Additionally, an increase in interest income driven by higher cash balances contributed to the reduction in financing costs.

Provision for Income Taxes.  Our effective income tax rate for the third quarter of 2015 was 31.8 percent compared to 26.1 percent a year ago.  The effective income tax rate for the first nine months of 2015 was 31.2 percent compared to 27.5 percent a year ago.

The third quarter and first nine months of 2015 include favorable impacts related to the recognition of previously unrecognized tax benefits due to the lapsing of statute of limitations of approximately 0.6 percentage points and 0.5 percentage points, respectively.

In addition, we use the US dollar as the functional currency for our subsidiaries in Mexico.  Because of the continued decline in the value of the Mexican peso versus the US dollar, our tax provision for the third quarter and first nine months of 2015 was unfavorably impacted by 5.4 percentage points and 3.0 percentage points, respectively.

Finally, during the third quarter of 2015, based on the final settlement of an audit matter, we reversed $4 million of the $7 million income tax expense and other income recorded in the third quarter of 2014 (see below).  As a result, our effective income tax rate for the quarter and first nine months of the year is favorably impacted by 2.4 percentage points and 0.9 percentage points, respectively.

Without these items, our effective income tax rate for both the third quarter and first nine months of 2015 would have been approximately 29 percent.

Our effective income tax rate for the third quarter of 2014 included two discrete tax adjustments that partially offset each other.  First, the effective tax rate reflects a favorable impact of 5.3 percentage points that relates to the recognition of previously unrecognized tax benefits due to the lapsing of the statute of limitations.

Second, an unfavorable impact of $7 million (4.5 percentage points) was recognized in third quarter 2014 for an unfavorable audit result in a National Starch subsidiary related to a pre-acquisition period for which we are indemnified by Akzo Nobel N.V. (“Akzo”).  The $7 million expense incurred by the acquired subsidiary was recorded in the tax provision for the third quarter of 2014, while the reimbursement from Akzo under the indemnification was recorded as other income.  As we are fully indemnified for this pre-acquisition obligation, the impact on net income is zero.

Without the discrete tax adjustments and the indemnification income, our effective income tax rate for both the third quarter and first nine months of 2014 would have been approximately 28 percent.

Comprehensive Income (Loss) Attributable to Ingredion. We recorded a comprehensive loss of $57 million for the third quarter of 2015, as compared to a comprehensive loss of $39 million in the year-ago period.  The increase in the comprehensive loss primarily reflects a $36 million unfavorable variance in the foreign currency translation adjustment and our net income decline, which more than offset a $29 million year-over-year increase associated with our cash-flow hedging activity.  For the first nine months of 2015, we recorded comprehensive income of $28 million, as compared to $158 million in the prior-year period.  The decrease in comprehensive income primarily reflects a $167 million unfavorable variance in the foreign currency translation adjustment, which more than offset a $28 million year-over-year increase associated with our cash-flow hedging activity and our net income growth.  The unfavorable variances in the foreign currency translation adjustment for the three months and nine months ended September 30, 2015 reflect a greater weakening in end of period foreign currencies relative to the US dollar, as compared to the year-ago periods.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 2015 was $481 million, as compared to $462 million a year ago.  The increase in operating cash flow primarily reflects an increase in our net income and improved inventory management.

Capital expenditures of $193 million for the first nine months of 2015 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be approximately $300 million for full year 2015.

During the first nine months of 2015, we repurchased 435 thousand shares of our common stock in open market transactions for approximately $34 million.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At September 30, 2015, there were $169 million of borrowings outstanding under our Revolving Credit Agreement, as compared to $87 million at December 31, 2014.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $415 million of unused operating lines of credit in the various foreign countries in which we operate.

At September 30, 2015, we had total debt outstanding of $2.27 billion, compared to $1.83 billion at December 31, 2014.  The increase primarily reflects borrowings to fund the acquisitions of Penford and Kerr.  In addition to the borrowings outstanding under the Revolving Credit Agreement, our total debt includes $350 million of borrowings under a new Term Loan Credit Agreement (see below), $350 million of 3.2 percent notes due November 1, 2015, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037, and $24 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 3.4 percent for the first nine months of 2015, compared to 4.2 percent in the comparable prior-year period.

As noted above, we have $350 million of 3.2 percent senior notes that mature November 1, 2015.  These borrowings are included in long-term debt in our condensed consolidated balance sheet as we have the ability and intent to refinance the notes on a long-term basis.  We intend to repay the $350 million of 3.2 percent Notes with proceeds from borrowings under our Revolving Credit Agreement.

On July 10, 2015, we entered into a new Term Loan Credit Agreement to establish an 18-month $350 million multi-currency senior unsecured term loan credit facility.  All borrowings under the term loan facility will bear interest at a variable annual rate based on the LIBOR or base rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin.  Proceeds of $350 million from the new Term Loan Credit Agreement were used to repay borrowings outstanding under our Revolving Credit Agreement.

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

On September 17, 2015, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock, an increase of 7 percent from the $0.42 per share declared last quarter.  This dividend was paid on October 26, 2015 to stockholders of record at the close of business on September 30, 2015.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $700 million of our total cash and cash equivalents and short-term investments of $731 million at September 30, 2015, was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  Effective with the acquisition of Penford, we now produce and sell ethanol.  We now enter into swap contracts to hedge price risk associated with fluctuations in market prices of ethanol.  Our derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At September 30, 2015, our accumulated other comprehensive loss account (“AOCI”) included $7 million of losses, net of income taxes of $3 million, related to these derivative instruments.  It is anticipated that approximately $8 million of these losses, net of income taxes of $3 million, will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk:

Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to USD and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exposures.  At September 30, 2015, we had foreign currency forward sales contracts with an aggregate notional amount of $390 million and foreign currency forward purchase contracts with an aggregate notional amount of $47 million that hedged transactional exposures.  The fair value of these derivative instruments is an asset of $5 million at September 30, 2015.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  The amount in AOCI relating to these hedges at September 30, 2015 was not significant.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to US dollars at rates less favorable than the official rate.

Interest Rate Risk:

We use interest rate swaps and occasionally use Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at September 30, 2015.

We have interest rate swap agreements that effectively convert the interest rates on our 3.2 percent $350 million senior notes due November 1, 2015, our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements was $19 million at September 30, 2015 and is reflected in the Condensed Consolidated Balance Sheet within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

At September 30, 2015, AOCI included $5 million of losses (net of income taxes of $3 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2015.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including potato starch, tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses including the Penford and Kerr businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Factors relating to the acquisition of Penford and Kerr that could cause actual results and developments to differ from expectations include that the anticipated benefits of the acquisitions, including synergies, may not be realized, and that the integration of Penford’s and Kerr’s operations with our operations may be materially delayed or may be more costly or difficult than expected.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 48 to 50 in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2014 to September 30, 2015.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

On March 11, 2015, we completed our acquisition of Penford and on August 3, 2015, we completed our acquisition of Kerr.  In conducting our evaluation of the effectiveness of internal control over financial reporting, we have elected to exclude Penford and Kerr from our evaluation as of September 30, 2015, as permitted by the Securities and Exchange

Commission.  We are currently in the process of evaluating and integrating both Penford’s and Kerr’s operations, processes and internal controls.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the acquisitions.  There have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2014, the defendants asked the court for leave to amend their counterclaim to add the individual sugar companies as counterclaim defendants.  The motion for leave to amend was denied by the court on August 4, 2014.  On August 26, 2014, each of the Company and Tate & Lyle filed motions to disqualify the plaintiffs’ lead counsel, Squire Patton Boggs, due to a conflict of interest arising from Squire Sanders’ merger with Patton Boggs, a firm which represents each of the Company and Tate & Lyle.  In addition, on August 26, 2014, the defendants filed two separate motions for summary judgment, one on the issue of liability and the other on the issue of damages, and the plaintiffs filed a motion for summary judgment with respect to the defendants’ counterclaim.

The motion to disqualify the plaintiff’s attorneys was argued before the court on both November 13 and November 25, 2014.  On February 13, 2015, the court granted the Company’s and Tate & Lyle’s motions to dismiss Squire Patton Boggs due to a conflict of interest.

The three summary judgment motions were argued on July 7, 2015 and all three motions were denied by the court on the same day.  A pre-trial conference occurred on October 13, 2015.  The trial is presently scheduled to begin November 3, 2015.

We continue to believe that the second amended complaint is without merit and intend to vigorously defend this case. In addition, we intend to vigorously pursue our rights in connection with the counterclaim.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

July 1 – July 31, 2015	70	$79.97	70	4,741 shares
August 1 – August 31, 2015	—	—	—	4,741 shares
Sept. 1 – Sept. 30, 2015	—	—	—	4,741 shares
Total	70	$79.97	70

On December 12, 2014, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019.  At September 30, 2015, we have 4.7 million shares available for repurchase under the stock repurchase program.

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

INGREDION INCORPORATED

DATE:	October 30, 2015	By	/s/ Jack C. Fortnum
Jack C. Fortnum
Executive Vice President and Chief Financial Officer

DATE:	October 30, 2015	By	/s/ Matthew R. Galvanoni
Matthew R. Galvanoni
Vice President and Controller

EXHIBIT INDEX

Number	Description of Exhibit

10.28	Letter of Agreement dated as of September 30, 2015 between the Company and Martin Sonntag

10.29	Executive Severance Agreement dated as of September 30, 2015 between the Company and Martin Sonntag

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.