Form 10-K
period 2015-12-31
Ingredion Inc
filed 2016-02-19
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes ☐  No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant (based upon the per share closing price of $79.81 on June 30, 2015, and, for the purpose of this calculation only, the assumption that all of the Registrant’s directors and executive officers are affiliates) was approximately $5,677,000,000.

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 17, 2016, was 71,887,000.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be distributed in connection with its 2016 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

INGREDION INCORPORATED

FORM 10-K

PART I.

ITEM 1.  BUSINESS

The Company

Ingredion Incorporated (“Ingredion”) is a leading global ingredients solutions provider. We turn corn, tapioca, potatoes and other vegetables and fruits into value-added ingredients and biomaterials for the food, beverage, paper and corrugating, brewing and other industries. Ingredion was incorporated as a Delaware corporation in 1997 and its common stock is traded on the New York Stock Exchange.

On March 11, 2015, we completed our acquisition of Penford Corporation (“Penford”), a manufacturer of specialty starches that was headquartered in Centennial, Colorado. The total purchase consideration for Penford was $332 million, which included the extinguishment of $93 million in debt in conjunction with the acquisition.  The acquisition of Penford provides us with, among other things, an expanded specialty ingredient product portfolio consisting of potato starch-based offerings.  Penford had net sales of $444 million for the fiscal year ended August 31, 2014 and operated six manufacturing facilities in the United States, all of which manufacture specialty starches.

On August 3, 2015, we completed our acquisition of Kerr Concentrates, Inc. (“Kerr”), a privately-held producer of natural fruit and vegetable concentrates for approximately $102 million in cash.  Kerr serves major food and beverage companies, flavor houses and ingredient producers from its manufacturing locations in Oregon and California.  The acquisition of Kerr provides us with the opportunity to expand our product portfolio.

We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and are managed geographically on a regional basis.  Our operations are classified into four reportable business segments:  North America, South America, Asia Pacific and Europe, Middle East and Africa (“EMEA”).  Our North America segment includes businesses in the United States, Canada and Mexico.  Our South America segment includes businesses in Brazil, Colombia, Ecuador and the Southern Cone of South America, which includes Argentina, Chile, Peru and Uruguay.  Our Asia Pacific segment includes businesses in South Korea, Thailand, Malaysia, China, Japan, Indonesia, the Philippines, Singapore, India, Australia and New Zealand.  Our EMEA segment includes businesses in the United Kingdom, Germany, South Africa, Pakistan and Kenya.

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “Ingredion,” “we,” “us,” and “our” shall mean Ingredion Incorporated and its subsidiaries.

Ingredion supplies a broad range of customers in many diverse industries around the world, including the food, beverage, paper and corrugating, brewing, pharmaceutical, textile and personal care industries, as well as the global animal feed and corn oil markets.

Our product line includes starches and sweeteners, animal feed products and edible corn oil.  Our starch-based products include both food-grade and industrial starches, and biomaterials.  Our sweetener products include glucose syrups, high maltose syrups, high fructose corn syrup (“HFCS”), caramel color, dextrose, polyols, maltodextrins and glucose and syrup solids.

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

We believe our approach to production and service, which focuses on local management and production improvements of our worldwide operations, provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers through innovative solutions.  At the same time, we believe that our corporate functions allow us to identify synergies and maximize the benefits of our global presence.

Our consolidated net sales were $5.62 billion in 2015.  Approximately 60 percent of our 2015 net sales were provided from our North American operations. Our South American operations provided 18 percent of net sales, while our Asia Pacific and EMEA (Europe, Middle East and Africa) operations contributed approximately 13 percent and 9 percent, respectively.

Products

Sweetener Products. Our sweetener products represented approximately 40 percent, 39 percent and 42 percent of our net sales for 2015, 2014 and 2013, respectively.

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

Starch Products.  Our starch products represented approximately 44 percent, 43 percent and 41 percent of our net sales for 2015, 2014 and 2013, respectively.  Starches are an important component in a wide range of processed foods, where they are used for adhesion, clouding, dusting, expansion, fat replacement, freshness, gelling, glazing, mouth feel, stabilization and texture. Cornstarch is sold to cornstarch packers for sale to consumers.  Starches are also used in paper production to create a smooth surface for printed communications and to improve strength in recycled papers. Specialty starches are used for enhanced drainage, fiber retention, oil and grease resistance, improved printability and biochemical oxygen demand control. In the corrugating industry, starches and specialty starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications.  The textile industry uses starches and specialty starches for sizing (abrasion resistance) to provide size and finishes for manufactured products.  Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling. Specialty starches are used for biomaterial applications including biodegradable plastics, fabric softeners and detergents, hair and skin care applications, dusting powders for surgical gloves and in the production of glass fiber and insulation.

Specialty Ingredients.  We consider certain of our starch and sweetener products to be specialty ingredients.  Specialty ingredients comprised approximately 25 percent of our net sales for 2015, up from 24 percent and 21 percent in 2014 and 2013, respectively.  Our specialty ingredients are aligned with growing market and consumer trends such as health and wellness, clean-label, affordability, indulgence and sustainability.  We plan to drive growth for our specialty ingredients portfolio by leveraging the following six platforms: Wholesome, Texture, Nutrition, Sweetness, Delivery Systems and Biomaterial Solutions.

Wholesome — Clean and simple ingredients that consumers can identify and trust	Nutrition - Nutritional carbohydrates with benefits of digestive health and energy management	Texture - Precise texture solutions that optimize the consumer experience and build back texture

Delivery Systems — Clean label emulsifiers that add value for customers by protecting and stabilizing expensive ingredients and flavors	Sweetness - Sweetening systems that provide affordable, natural, reduced calorie, and sugar-free solutions	Biomaterial Solutions - Nature-based materials for selected industrial segments and customers that answer demand for sustainable, non-synthetic ingredients

Wholesome: Clean and simple specialty ingredients that consumers can identify and trust.  Products include Novation clean label functional starches, value added pulse-based ingredients and Gluten Free offerings.  Texture: Specialty ingredients that provide precise food texture solutions designed to optimize the consumer experience and build back texture.  Include starch systems that replace more expensive ingredients and are designed to optimize customer formulation costs, texturizers that are designed to create rich, creamy mouth feel, and products that enhance texture in healthier offerings.  Nutrition: Specialty ingredients that provide nutritional carbohydrates with benefits of digestive health and energy management.  Our fibers and complimentary nutritional ingredients address the leading health and wellness concerns of consumers, including digestive health, infant nutrition, weight and energy management, aging and immunity.  Sweetness: Specialty ingredients that provide affordable, natural, reduced calorie and sugar-free solutions for our customers.  We have a broad portfolio of nutritive and non-nutritive sweeteners, including high potency sweeteners and our naturally based stevia sweetener.  Delivery Systems: Clean label emulsifiers that are designed to add value for customers by protecting and stabilizing expensive ingredients and flavors.  Products include starches to help emulsify or mix natural colors in beverages and specialty starches that encapsulate and protect flavors and vitamins in pharmaceuticals and spray-dried food ingredients.  Biomaterial Solutions: Nature-based materials that help manufacturers become more sustainable by replacing synthetic materials with nature-based ingredients in personal care, home care and other industrial segments.

Each growth platform addresses multiple consumer trends.  For instance, specialty texture solutions are leveraged to address consumer health and wellness, affordability and indulgence demands while wholesome solutions can address clean-label, indulgence and health and wellness consumer demands.  Specialty ingredients that provide nutrition solutions for health and wellness can also address food indulgence and convenience desires of consumers.  Specialty ingredients that provide sweetness solutions for health and wellness demands can also deliver affordability and food indulgence solutions.

Co-Products and others.  Co-products and others accounted for 16 percent, 18 percent and 17 percent of our net sales for 2015, 2014 and 2013, respectively.  Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods.  Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high-protein feed for chickens, pet food and aquaculture.

Geographic Scope and Operations

We are principally engaged in the production and sale of sweeteners and starches for a wide range of industries, and we manage our business on a geographic regional basis.  Our operations are classified into four reportable business segments: North America, South America, Asia Pacific and EMEA.  In 2015, approximately 60 percent of our net sales were derived from operations in North America, while net sales from operations in South America represented 18 percent.  Net sales from operations in Asia Pacific and EMEA represented approximately 13 percent and 9 percent, respectively, of our 2015 net sales.  See Note 13 of the notes to the consolidated financial statements entitled “Segment Information” for additional financial information with respect to our reportable business segments.

In general, demand for our products is balanced throughout the year.  However, demand for sweeteners in South America is greater in the first and fourth quarters (its summer season) while demand for sweeteners in North America is greater in the second and third quarters.  Due to the offsetting impact of these demand trends, we do not experience material seasonal fluctuations in our net sales.

Our North America segment consists of operations in the US, Canada and Mexico. The region’s facilities include 20 plants producing a wide range of sweeteners, starches and fruit and vegetable concentrates.

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

Customers

We supply a broad range of customers in over 60 industries worldwide.  The following table provides the percentage of total net sales by industry for each of our segments for 2015:

	Total	North	South
Industries Served	Company	America	America	APAC	EMEA

Food	50%	48%	44%	66%	59%
Beverage	13%	16%	12%	7%	1%
Animal Nutrition	11%	12%	15%	6%	8%
Paper and Corrugating	10%	11%	8%	13%	4%
Brewing	8%	7%	14%	4%	1%
Other	8%	6%	7%	4%	27%
Total	100%	100%	100%	100%	100%

No customer accounted for 10 percent or more of our net sales in 2015, 2014 or 2013.

Raw Materials

Corn (primarily yellow dent) is the primary basic raw material we use to produce starches and sweeteners.  The supply of corn in the United States has been, and is anticipated to continue to be, adequate for our domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of various factors including: farmers’ planting decisions, climate, and government policies (including those related to the production of ethanol), livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements.  We use starch from potato processors as the primary raw material to manufacture ingredients derived from potato-based starches.  We also use tapioca, rice and sugar as raw material.

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

Research and Development

We have a global network of more than 350 scientists working in 25 Ingredion Idea Labs™ innovation centers with headquarters in Bridgewater, New Jersey.  Activities at Bridgewater include plant science and physical, chemical and biochemical modifications to food formulations, food sensory evaluation, as well as development of non-food applications, such as starch-based biopolymers.  In 2013, we expanded our Bridgewater facility with the addition of a lab and sensory evaluation space dedicated to our sweeteners portfolio.  In addition, we have product application technology centers that direct our product development teams worldwide to create product application solutions to better serve the ingredient needs of our customers.  Product development activity is focused on developing product applications for identified customer and market needs.  Through this approach, we have developed value-added products for use by customers in various industries.  We usually collaborate with customers to develop the desired product application either in the customers’ facilities, our technical service laboratories or on a contract basis. These efforts are supported by our marketing, product technology and technology support staff.  Research and development expense was approximately $43 million in 2015 and $37 million in both 2014 and 2013.

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

Patents, Trademarks and Technical License Agreements

We own 844 patents and patents pending which relate to a variety of products and processes, and a number of established trademarks under which we market our products. We also have the right to use other patents and trademarks pursuant to patent and trademark licenses. We do not believe that any individual patent or trademark is material to our business. There is no currently pending challenge to the use or registration of any of our significant patents or trademarks that would have a material adverse impact on us or our results of operations if decided against us.

Employees

As of December 31, 2015 we had approximately 11,000 employees, of which approximately 2,400 were located in the United States.  Approximately 68 percent of US and 49 percent of our non-US employees are unionized.  Additionally, we have approximately 1,000 temporary employees.

Government Regulation and Environmental Matters

As a manufacturer and marketer of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various federal, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act.  We and many of our products are also subject to regulation by various government agencies, including the United States Food and Drug Administration.  Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity and labeling.  Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines.  No such fines of a material nature were imposed on us in 2015.  We may also be required to comply with federal, state, foreign and local laws regulating food handling and storage.  We believe these laws and regulations have not negatively affected our competitive position.

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

During 2015, we spent approximately $9 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects.  We currently anticipate that we will spend approximately $8 million and $18 million for environmental facilities and programs in 2016 and 2017, respectively.

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

Name	Age	Positions, Offices and Business Experience

Ilene S. Gordon	62

Chairman of the Board, President and Chief Executive Officer of the Company since May 4, 2009. Ms. Gordon was President and Chief Executive Officer of Rio Tinto’s Alcan Packaging, a multinational business unit engaged in flexible and specialty packaging, from October 2007 until she joined the Company on May 4, 2009. From December 2006 to October 2007, Ms. Gordon was a Senior Vice President of Alcan Inc. and President and Chief Executive Officer of Alcan Packaging. Alcan Packaging was acquired by Rio Tinto in October 2007. From 2004 until December 2006, Ms. Gordon served as President of Alcan Food Packaging Americas, a division of Alcan Inc. From 1999 until Alcan’s December 2003 acquisition of Pechiney Group, Ms. Gordon was a Senior Vice President of Pechiney Group and President of Pechiney Plastic Packaging, Inc., a global flexible packaging business. Prior to joining Pechiney in June 1999, Ms. Gordon spent 17 years with Tenneco Inc., where she most recently served as Vice President and General Manager, heading up Tenneco’s folding carton business. Ms. Gordon also serves as a director of International Paper Company, a global paper and packaging company. She served as a director of Arthur J. Gallagher & Co., an international insurance brokerage and risk management business, from 1999 to May 2013 and as a director of United Stationers Inc., now Essendant Inc., a wholesale distributor of business products and a provider of marketing and logistics services to resellers, from January 2000 to May 2009. Ms. Gordon also serves as Chairman of The Economic Club of Chicago and as a director of The Executives’ Club of Chicago, The Chicago Council on Global Affairs and World Business Chicago. She is also a trustee of The MIT Corporation and a Vice Chair of The Conference Board. Ms. Gordon holds a Bachelor’s degree in mathematics from the Massachusetts Institute of Technology (MIT) and a Master’s degree in management from MIT’s Sloan School of Management.

Christine M. Castellano	50	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since April 1, 2013. Prior to that Ms. Castellano served as Senior Vice President, General Counsel and Corporate Secretary from October 1, 2012 to March 31, 2013. Ms. Castellano previously served as Vice President International Law and Deputy General Counsel from April 28, 2011 to September 30, 2012, Associate General Counsel, South America and Europe from January 1, 2011 to April 27, 2011, and as Associate General International Counsel from 2004 to December 31, 2010. Prior to that, Ms. Castellano served as Counsel US and Canada from 2002 to 2004. Ms. Castellano joined CPC International, Inc., now Unilever Bestfoods (“CPC”), as Operations Attorney in September 1996 and held that position until 2002. CPC was a worldwide group of businesses, principally engaged in three major industry segments: consumer foods, baking and corn refining. Ingredion commenced operations as a spin-off of CPC’s corn refining business. Prior to joining CPC, Ms. Castellano was an income partner in the law firm McDermott Will & Emery from January 1, 1996 and had served as an associate in that firm from 1991 to December 31, 1996. She serves as a trustee of The John Marshall Law School and the Peggy Notebaert Nature Museum. She also serves as a member of the Board of the Illinois Equal Justice Foundation. Ms. Castellano holds a Bachelor’s degree in political science from the University of Colorado and a Juris Doctor degree from the University of Michigan Law School.

Anthony P. DeLio	60

Senior Vice President and Chief Innovation Officer since January 1, 2014. Prior to that Mr. DeLio served as Vice President, Global Innovation from November 4, 2010 to December 31, 2013, and he served as Vice President, Global Innovation for National Starch from January 1, 2009 to November 3, 2010. Mr. DeLio served as Vice President and General Manager, North America, of National Starch from February 26, 2006 to December 31, 2008. Prior to that he served as Associate Vice Chancellor of Research at the University of Illinois at Urbana-Champaign from August 2004 to February 2006. Previously, Mr. DeLio served as Corporate Vice President of Marketing and External Relations of Archer-Daniels-Midland Company (“ADM”), one of the world’s largest processors of oilseeds, corn, wheat, cocoa and other agricultural commodities and a leading manufacturer of protein meal, vegetable oil, corn sweeteners, flour, biodiesel, ethanol and other value-added food and feed ingredients, from October 2002 to October 2003. Prior to that Mr.

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

Jack C. Fortnum	59

Executive Vice President and Chief Financial Officer since January 6, 2014. Prior to that Mr. Fortnum served as Executive Vice President and President, North America from February 1, 2012 to January 5, 2014. Mr. Fortnum previously served as Executive Vice President and President, Global Beverage, Industrial and North America Sweetener Solutions from October 1, 2010 to January 31, 2012. Prior thereto, Mr. Fortnum served as Vice President from 1999 to September 30, 2010 and President of the North America Division from May 2004 to September 30, 2010. Mr. Fortnum joined CPC in 1984 and held positions of increasing responsibility including serving as President, US/Canadian Region of the Company from July 2003 to May 2004. Mr. Fortnum is a former Chairman of the Board of the Corn Refiners Association. Mr. Fortnum holds a Bachelor’s degree in economics from the University of Toronto and completed the Senior Business Administration Course offered by McGill University.

Diane J. Frisch	61

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

Matthew R. Galvanoni	43

Vice President and Corporate Controller since August 15, 2012.  Mr. Galvanoni previously served as Vice President, Corporate Accounting from June 18, 2012, when he joined Ingredion, to August 14, 2012.  Mr. Galvanoni was previously employed by Exelon Corporation for 10 years.  He served as Principal Accounting Officer of Exelon Generation and Vice President and Assistant Corporate Controller of Exelon Corporation from July 2009 until the merger of Exelon Corporation with Constellation Energy Group, Inc. in March 2012, at which time Mr. Galvanoni became the Vice President, Financial Systems Integration until May 2012.  Mr. Galvanoni previously served as Vice President and Controller of Commonwealth Edison Company and PECO Energy Company from January 2007 to July 2009.  He served in various roles at the Director level of the Controllership organization of Exelon Corporation from November 2002 to December 2006.  Mr. Galvanoni holds a Bachelor of Science degree in accounting from the University of Illinois, Urbana-Champaign and a Master of Business Administration degree from Northwestern University.  He is a certified public accountant in the State of Illinois.

Jorgen Kokke	47

Senior Vice President and President, Asia-Pacific and EMEA since January 1, 2016.  Prior to that Mr. Kokke served as Senior Vice President and President, Asia-Pacific from September 16, 2014 to December 31, 2015.  Mr. Kokke previously served as Vice President and General Manager, Asia-Pacific from January 6, 2014 to September 15, 2014.  Prior to that, Mr. Kokke served as Vice President and General Manager, EMEA since joining National Starch on March 1, 2009.  Prior to that, he served as a Vice President of CSM NV, a global food ingredients supplier, where he had responsibility for the global Purac Food & Nutrition business from 2006 to 2009.  Prior thereto, Mr. Kokke was Director of Strategy and Business Development at CSM NV.  Prior to that he held a variety of roles of increasing responsibility in sales, business development, marketing and general management in Unilever’s Loders Croklaan Group.  Mr. Kokke holds a Master’s degree in economics from the University of Amsterdam.

Martin Sonntag	50	Senior Vice President, Strategy and Global Business Development since November 1, 2015. Prior to that Mr. Sonntag served as Vice President and General Manager, EMEA from February 1,

2014 to October 31, 2015. Prior thereto he served as an executive investment partner and portfolio manager at ADCURAM Group AG from April 2013 to January 2014.  Previously, Mr. Sonntag served as General Manager of Dow Wolff Cellulosics GmbH from July 2007 to March 2013.  From October 2004 to March 2007, he served as Global Business Director for Liquid Resins & Intermediates at The Dow Chemical Company. Mr. Sonntag served as Global Product Manager for Liquid Resins & Intermediates and Global Product Marketing Manager for Intermediates from 2003 to 2005 and Global Product Manager for Liquid Resins & Intermediates and Converted Epoxy Resins from 2000 to 2003. Previously, Mr. Sonntag, who joined Dow in Stade, Germany in 1989 as a Process Design Engineer, held a variety of engineering and management positions.  Mr. Sonntag holds a Bachelor’s degree in chemical engineering from the Hamburg University of Technology and is a graduate of the INSEAD Advanced Management Program.

Robert J. Stefansic	54

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

James P. Zallie	54	Executive Vice President, Global Specialties and President, Americas since January 1, 2016. Mr. Zallie previously served as Executive Vice

President, Global Specialties and President, North America and EMEA from January 6, 2014 to December 31, 2015. Prior to that Mr. Zallie served as Executive Vice President, Global Specialties and President, EMEA and Asia-Pacific from February 1, 2012 to January 5, 2014. Mr. Zallie previously served as Executive Vice President and President, Global Ingredient Solutions from October 1, 2010 to January 31, 2012. Mr. Zallie previously served as President and Chief Executive Officer of the National Starch business from January 2007 to September 30, 2010. Mr. Zallie worked for National Starch for more than 27 years in various positions of increasing responsibility, first in technical, then marketing and then international business management positions. Mr. Zallie also serves as a director of Innophos Holdings, Inc., a leading international producer of performance-critical and nutritional specialty ingredients with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets.  He holds Masters degrees in food science and business administration from Rutgers University and a Bachelor of Science degree in food science from Pennsylvania State University.

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

Economic conditions in South America, the European Union and many other countries and regions in which we do business have experienced various levels of weakness over the last few years, and may remain challenging for the foreseeable future.  General business and economic conditions that could affect us include the strength of the economies in which we operate, unemployment, inflation and fluctuations in debt markets.  While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.

There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; pressure to extend our customers’ payment terms; insolvency of our customers, resulting in increased provisions for credit losses; decreased customer demand, including order delays or cancellations; and counterparty failures negatively impacting our operations.

In connection with our defined benefit pension plans, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on future pension expense and cash flow.

In addition, the volatile worldwide economic conditions and market instability may make it difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that could increase our inventory carrying costs.  Alternatively, this forecasting difficulty could cause a shortage of products that could result in an inability to satisfy demand for our products.

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

We primarily sell products derived from world commodities.  Historically, we have been able to adjust local prices relatively quickly to offset the effect of local currency devaluations, although we cannot guarantee our ability to do this in the future.  For example, due to pricing controls on many consumer products imposed in the recent past by the Argentina government, it took longer than it had previously taken to achieve pricing improvement in response to currency devaluations in that country.  The anticipated strength in the US dollar may continue to provide some challenges as it could take an extended period of time to fully recapture the impact of foreign currency devaluations, particularly in South America.

We may hedge transactions that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction.  We are subject to the risks normally attendant to such hedging activities.

Raw material and energy price fluctuations, and supply interruptions and shortages could adversely affect our results of operations.

Our finished products are made primarily from corn. Purchased corn and other raw material costs account for between 40 percent and 65 percent of finished product costs.  Some of our products are based upon specific varieties of corn that are produced in significantly less volumes than yellow dent corn.  These specialty grains are higher-cost due to their more limited supply and require planning cycles of up to three years in order for us to receive our desired amount of specialty corn.  We also manufacture certain starch-based products from potatoes.  Our current potato starch requirements constitute a material portion of the available North American supply.  It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development could result in capacity constraints.  Also, we utilize tapioca in the manufacturing of starch products primarily in Thailand.  If our raw materials are not available in sufficient quantities or quality, our results of operations could be negatively impacted.

Energy costs represent approximately 11 percent of our finished product costs. We use energy primarily to create steam in our production process and to dry products.  We consume coal, natural gas, electricity, wood and fuel oil to generate energy.  In Pakistan, the overall economy has been slowed by severe energy shortages which both negatively impact our ability to produce sweeteners and starches, and also negatively impact the demand from our customers due to their inability to produce their end products because of the shortage of reliable energy.

The market prices for our raw materials may vary considerably depending on supply and demand, world economies and other factors.  We purchase these commodities based on our anticipated usage and future outlook for these costs.  We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.

In North America, we sell a large portion of our finished products at firm prices established in supply contracts typically lasting for periods of up to one year.  In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures and options contracts, or take other hedging positions in the corn futures market.  Additionally, we produce and sell ethanol and enter into swap contracts to hedge price risk associated with fluctuations in market prices of ethanol.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our animal feed and corn oil) in order to mitigate the price risk of animal feed and corn oil sales.  These derivative contracts typically mature within one year.  At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of the commodity (corn, soybean oil or ethanol) and the derivative contract price.  These hedging instruments are subject to fluctuations in value; however, changes in the value of the underlying exposures we are hedging generally offset such fluctuations.  The fluctuations in the fair value of these hedging instruments may affect our cash flow.  We fund any unrealized losses or receive cash for any unrealized gains on futures contracts on a daily basis.  While the corn futures contracts or hedging positions are intended to minimize the effect of volatility of corn costs on operating profits, the hedging activity can result in losses, some of which may be material.  Outside of North America, sales of finished products under long-term, firm-priced supply contracts are not material.  We also use over-the-counter natural gas swaps to hedge portions of our natural gas costs, primarily in our North American operations.

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

Our operating income and ability to increase profitability depend to a large extent upon our ability to price finished products at a level that will cover manufacturing and raw material costs and provide an acceptable profit margin. Our ability to maintain appropriate price levels is determined by a number of factors largely beyond our control, such as aggregate industry supply and market demand, which may vary from time to time, and the economic conditions of the geographic regions in which we conduct our operations.

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

Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products containing sweetener products, including HFCS, in favor of foods that are perceived as being more healthy, could reduce our sales and profitability, and such reductions could be material. Increasing concern among consumers, public health professionals and government agencies about the potential health concerns associated with obesity and inactive lifestyles (reflected, for instance, in taxes designed to combat obesity which have been imposed recently in North America) represent a significant challenge to some of our customers, including those engaged in the food and soft drink industries.

The uncertainty of acceptance of products developed through biotechnology could affect our profitability.

The commercial success of agricultural products developed through biotechnology, including genetically modified corn, depends in part on public acceptance of their development, cultivation, distribution and consumption. Public attitudes can be influenced by claims that genetically modified products are unsafe for consumption or that they pose unknown risks to the environment, even if such claims are not based on scientific studies.  These public attitudes can influence regulatory and legislative decisions about biotechnology. The sale of the Company’s products which may contain genetically modified corn could be delayed or impaired because of adverse public perception regarding the safety of the Company’s products and the potential effects of these products on animals, human health and the environment.

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

Approximately 68 percent of our US and 49 percent of our non-US employees are members of unions.  Strikes, lockouts or other work stoppages or slowdowns involving our unionized employees could have a material adverse effect on us.

Our reliance on certain industries for a significant portion of our sales could have a material adverse effect on our business.

Approximately 50 percent of our 2015 sales were made to companies engaged in the food industry and approximately 13 percent and 11 percent were made to companies in the beverage and animal nutrition markets, respectively.  Additionally, sales to the paper and corrugating industry and the brewing industry represented approximately 10 percent and 8 percent of our 2015 net sales, respectively.  If our food customers, beverage customers, brewing industry customers, paper and corrugating customers or animal feed customers were to substantially decrease their purchases, our business might be materially adversely affected.

Natural disasters, war, acts and threats of terrorism, pandemic and other significant events could negatively impact our business.

If the economies of any countries in which we sell or manufacture products are affected by natural disasters; such as earthquakes, floods or severe weather; war, acts of war or terrorism; or the outbreak of a pandemic; it could result in asset write-offs, decreased sales and overall reduced cash flows.

Government policies and regulations could adversely affect our operating results.

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

Due to cross-border disputes, our operations could be adversely affected by actions taken by the governments of countries in which we conduct business.

Future costs of environmental compliance may be material.

Our business could be affected in the future by national and global regulation or taxation of greenhouse gas emissions.  In the United States, the U. S. Environmental Protection Agency (“EPA”) has adopted regulations requiring the owners and operators of certain facilities to measure and report their greenhouse gas emission.  The U. S. EPA has also begun to regulate greenhouse gas emissions from certain stationary and mobile sources under the Clean Air Act.  For example, the U.S. EPA has proposed rules regarding the construction and operation of coal-fired boilers. California and Ontario are also moving forward with various programs to reduce greenhouse gases.  Globally, a number of countries that are parties to the Kyoto Protocol have instituted or are considering climate change legislation and regulations.  Most notable is the European Union Greenhouse Gas Emission Trading System.  It is difficult at this time to estimate the likelihood of passage or predict the potential impact of any additional legislation.  Potential consequences could include increase energy, transportation and raw materials costs and may require the Company to make additional investments in its facilities and equipment.

The recognition of impairment charges on goodwill or long-lived assets could adversely impact our future financial position and results of operations.

We have $1.0 billion of total intangible assets at December 31, 2015, consisting of $601 million of goodwill and $410 million of other intangible assets.  Additionally, we have $2.1 billion of long-lived assets at December 31, 2015.

On September 8, 2015, we announced plans to consolidate our manufacturing network in Brazil.  Plants in Trombudo Central and Conchal will be closed and production will be moved to plants in Balsa Nova and Mogi Guaçu, respectively.  The consolidation process has commenced and is expected to be complete by the end of 2016.  In the third quarter of 2015, we recorded a non-cash charge of $10 million to write-off impaired assets at our Brazil reporting unit.

We perform an annual impairment assessment for goodwill and our indefinite-lived intangible assets, and as necessary, for other long-lived assets.  If the results of such assessments were to show that the fair value of these assets were less than the carrying values, we could be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material.  Based on the results of the annual assessment, we concluded that as of October 1, 2015, it was more likely than not that the fair value of all of our reporting units was greater than their carrying value and no additional impairment charges were necessary (although the $22 million of goodwill at our Brazil reporting unit continues to be closely monitored due to recent trends and increased volatility experienced in this reporting unit, such as slow economic growth, heightened competition and possible future negative economic growth).

Even though it was determined that there was no additional long-lived asset impairment as of October 1, 2015, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of October 1, 2016.

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

Significant changes in the tax laws of the US and numerous foreign jurisdictions in which we do business could result from the base erosion and profit shifting (BEPS) project undertaken by the Organization for Economic Cooperation and Development (OECD).  An OECD-led coalition of 44 countries is contemplating changes to long-standing international tax norms that determine each country’s right to tax cross-border transactions.  These contemplated changes, if finalized and adopted by countries, would increase tax uncertainty and the risk of double taxation, thereby adversely affecting our provision for income taxes.

The recoverability of deferred tax assets, which are predominantly in the US, United Kingdom, Mexico and Korea, are dependent upon our ability to generate future taxable income in these jurisdictions.  In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

Operating difficulties at our manufacturing plants could adversely affect our operating results.

Producing starches and sweeteners through corn refining is a capital intensive industry. We have 43 plants and have preventive maintenance and de-bottlenecking programs designed to maintain and improve grind capacity and facility reliability. If we encounter operating difficulties at a plant for an extended period of time or start-up problems with any capital improvement projects, we may not be able to meet a portion of sales order commitments and could incur significantly higher operating expenses, both of which could adversely affect our operating results.  We also use boilers to generate steam required in our manufacturing processes. An event that impaired the operation of a boiler for an extended period of time could have a significant adverse effect on the operations of any plant in which such event occurred.

Also, we are subject to risks related to such matters as product safety and quality; compliance with environmental, health and safety and food safety regulations; and customer product liability claims.  The liabilities that could result from these risks may not always be covered by, or could exceed the limits of, our insurance coverage related to product liability and food safety matters.  In addition, negative publicity caused by product liability and food safety matters may damage our reputation.  The occurrence of any of the matters described above could adversely affect our revenues and operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We own or lease (as noted below), directly and through our consolidated subsidiaries, 43 manufacturing facilities. In addition, we lease our corporate headquarters in Westchester, Illinois and our research and development facility in Bridgewater, New Jersey.

The following list details the locations of our manufacturing facilities within each of our four reportable business segments:

North America	South America	Asia Pacific	EMEA

Cardinal, Ontario, Canada	Baradero, Argentina	Lane Cove, Australia	Hamburg, Germany
London, Ontario, Canada	Chacabuco, Argentina	Shanghai, China	Cornwala, Pakistan
San Juan del Rio, Queretaro, Mexico	Balsa Nova, Brazil	Ichon, South Korea	Faisalabad, Pakistan
Guadalajara, Jalisco, Mexico	Cabo, Brazil	Inchon, South Korea	Mehran, Pakistan
Mexico City, Edo, Mexico	Conchal, Brazil (b)	Ban Kao Dien, Thailand	Goole, United Kingdom
Oxnard, California, U.S. (a)	Mogi-Guacu, Brazil	Kalasin, Thailand
Stockton, California, U.S.	Rio de Janeiro, Brazil	Sikhiu, Thailand
Idaho Falls, Idaho, U.S.	Trombudo, Brazil (b)
Bedford Park, Illinois, U.S.	Barranquilla, Colombia
Mapleton, Illinois, U.S.	Cali, Colombia
Indianapolis, Indiana, U.S.	Lima, Peru
Cedar Rapids, Iowa, U.S.
North Kansas City, Missouri, U.S.
Winston-Salem, North Carolina, U.S.
Salem, Oregon, U.S.
Berwick, Pennsylvania, U.S.
Charleston, South Carolina, U.S. North Charleston, South Carolina, U.S.
Richland, Washington, U.S.
Plover, Wisconsin, U.S.

(a)         Facility is leased.

(b)         To be closed by the end of 2016.

We believe our manufacturing facilities are sufficient to meet our current production needs. We have preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.

We have electricity co-generation facilities at our plants in London, Ontario, Canada; Bedford Park, Illinois; Winston-Salem, North Carolina; San Juan del Rio and Mexico City, Mexico; Baradero, Argentina; Cali, Colombia; and Balsa Nova and Mogi-Guacu, Brazil, that provide electricity at a lower cost than is available from third parties.  We generally own and operate these co-generation facilities, except for the facilities at our Mexico City, Mexico; and Balsa Nova and Mogi-Guacu, Brazil locations, which are owned by, and operated pursuant to co-generation agreements with third parties.  We are constructing co-generation facilities at our plants in Cardinal, Ontario and Cornwala, Pakistan.  We recently completed the construction of our co-generation facility in Stockton, California and we expect it be operating by the end of 2016.

In recent years, we have made significant capital expenditures to update, expand and improve our facilities, spending $280 million in 2015.  We believe these capital expenditures will allow us to operate efficient facilities for the foreseeable future.  We currently anticipate that capital expenditures for 2016 will approximate $300 million.

ITEM 3.  LEGAL PROCEEDINGS

As previously reported, on April 22, 2011, Western Sugar and two other sugar companies filed a complaint in the U.S. District Court for the Central District of California against the Corn Refiners Association (“CRA”) and certain of its member companies, including us, alleging false and/or misleading statements relating to high fructose corn syrup in violation of the Lanham Act.  On September 4, 2012, we and the other CRA member companies filed a counterclaim against the Sugar Association. The counterclaim alleged that the Sugar Association had made false and misleading statements that processed sugar differs from high fructose corn syrup in ways that are beneficial to consumers’ health (i.e., that consumers will be healthier if they consume foods and beverages containing processed sugar instead of high fructose corn syrup). The complaint and the counterclaim each sought injunctive relief and unspecified damages.  On November 20, 2015 the parties to this lawsuit entered into a confidential settlement agreement.  The lawsuit, including the complaint and the counterclaim, was dismissed with prejudice, and we made a settlement payment of approximately $7 million.

We are a party to a large number of labor claims relating to our Brazilian operations.  We have reserved an aggregate of approximately $3 million as of December 31, 2015 in respect of these claims.  These labor claims primarily relate to dismissals, severance, health and safety, work schedules and salary adjustments.

We are currently subject to various other claims and suits arising in the ordinary course of business, including certain environmental proceedings and other commercial claims.  We also routinely receive inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to compliance with laws and regulations relating to the environment, and at any given time, we have matters at various stages of resolution with the applicable governmental authorities.  The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We do not believe that the results of currently known legal proceedings and inquires, even if unfavorable to us, will be material to us.  There can be no assurance, however, that such claims, suits or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “INGR.”  The number of holders of record of our common stock was 4,733 at January 31, 2016.

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

The quarterly high and low sales prices for our common stock and cash dividends declared per common share for 2014 and 2015 are shown below.

	1st QTR	2nd QTR	3rd QTR	4th QTR
2015
Market prices
High	$86.80	$83.00	$93.87	$99.64
Low	75.11	76.26	79.31	85.85
Per share dividends declared	$0.42	$0.42	$0.45	$0.45

2014
Market prices
High	$70.00	$77.92	$80.54	$87.20
Low	58.28	65.25	73.10	69.94
Per share dividends declared	$0.42	$0.42	$0.42	$0.42

Issuer Purchases of Equity Securities:

The following table summarizes information with respect to our purchases of our common stock during the fourth quarter of 2015.

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at end of period

Oct. 1 – Oct. 31, 2015	—	—	—	4,741 shares
Nov. 1 – Nov. 30, 2015	—	—	—	4,741 shares
Dec. 1 – Dec. 31, 2015	—	—	—	4,741 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019.  At December 31, 2015, we have 4.7 million shares available for repurchase under the stock repurchase program.

ITEM 6.                         SELECTED FINANCIAL DATA

Selected financial data is provided below.

(in millions, except per share amounts)	2015 (a)		2014		2013	2012		2011
Summary of operations:
Net sales	$5,621		$5,668		$6,328	$6,532		$6,219
Net income attributable to Ingredion	402	(b)	355	(c)	396	428	(d)	416	(e)
Net earnings per common share of Ingredion:
Basic	$5.62	(b)	$4.82	(c)	$5.14	$5.59	(d)	$5.44	(e)
Diluted	$5.51	(b)	$4.74	(c)	$5.05	$5.47	(d)	$5.32	(e)
Cash dividends declared per common share of Ingredion Ingredion	$1.74		$1.68		$1.56	$0.92		$0.66
Balance sheet data:
Working capital	$1,208		$1,423		$1,394	$1,427		$1,176
Property, plant and equipment-net	1,989		2,073		2,156	2,193		2,156
Total assets	5,074		5,085		5,353	5,583		5,309
Long-term debt	1,819		1,798		1,710	1,715		1,793
Total debt	1,838		1,821		1,803	1,791		1,941
Total equity (f)	$2,180		$2,207		$2,429	$2,459		$2,133
Shares outstanding, year end	71.6		71.3		74.3	77.0		75.9
Additional data:
Depreciation and amortization	$194		$195		$194	$211		$211
Capital expenditures	280		276		298	313		263

(a)         Includes Penford from March 11, 2015 forward and Kerr from August 3, 2015 forward.

(b)   Includes after-tax charges for impaired assets and restructuring costs of $18 million ($0.25 per diluted common share), after-tax costs of $7 million ($0.10 per diluted common share) relating to the acquisition and integration of both Penford and Kerr, after-tax costs of $6 million ($0.09 per diluted common share) relating to the sale of Penford and Kerr inventory that was adjusted to fair value at the respective acquisition dates in accordance with business combination accounting rules, after-tax costs of 4 million ($0.06 per diluted common share) relating to a litigation settlement and an after-tax gain from the sale of a plant of $9 million ($0.12 per diluted common share).

(c)  Includes a $33 million impairment charge ($0.44 per diluted common share) to write-off goodwill at our Southern Cone of South America reporting unit and after-tax costs of $1.7 million ($0.02 per diluted common share) related to the then-pending Penford acquisition.

(d)  Includes a $13 million benefit from the reversal of a valuation allowance that had been recorded against net deferred tax assets of our Korean subsidiary ($0.16 per diluted common share), after-tax charges for impaired assets and restructuring costs of $23 million ($0.29 per diluted common share), an after-tax gain from a change in a North American benefit plan of $3 million ($0.04 per diluted common share), after-tax costs of $3 million ($0.03 per diluted common share) relating to the integration of National Starch and an after-tax gain from the sale of land of $2 million ($0.02 per diluted common share).

(e)  Includes a $58 million NAFTA award ($0.75 per diluted common share) received from the Government of the United Mexican States, an after-tax gain of $18 million ($0.23 per diluted common share) pertaining to a change in a postretirement plan, after-tax charges of $7 million for restructuring costs ($0.08 per diluted common share) and after-tax costs of $21 million ($0.26 per diluted common share) relating to the integration of National Starch.

(f)  Includes non-controlling interests.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a major supplier of high-quality food and industrial ingredients to customers around the world.  We have 43 manufacturing plants located in North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our ingredients are used by customers in the food, beverage, animal feed, paper and corrugating, and brewing industries, among others.

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

While net sales declined due to the devaluation of foreign currencies versus the US dollar, operating income, net income and diluted earnings per common share for 2015 increased from the year-ago period.  This growth was driven principally by significantly improved operating results in our North America segment.  In North America, our largest segment, operating income rose 28 percent reflecting organic and acquisition-related volume growth and lower costs.  South America operating income declined 6 percent due to difficult economic conditions and unfavorable foreign currency translation driven by the stronger US dollar.  Asia Pacific operating income grew 4 percent as volume growth more than offset the impact of unfavorable foreign currency translation.  Operating income in EMEA decreased 2 percent mainly due to unfavorable foreign currency translation.

Our operating cash flow for 2015 was $686 million and we continued to advance our Strategic Blueprint by investing in our business, growing our product portfolio and rewarding shareholders.

On March 11, 2015, we completed our acquisition of Penford Corporation (“Penford”), a manufacturer of specialty starches.  The purchase price was $332 million in cash.  Penford had sales of $444 million for its fiscal year ended August 31, 2014 and the acquired business includes six manufacturing facilities in the United States, all of which manufacture specialty starches.  This acquisition provides us with, among other things, an expanded specialty ingredient product portfolio consisting of potato starch-based offerings.

On August 3, 2015, we completed our acquisition of Kerr Concentrates, Inc. (“Kerr”), a privately held producer of natural fruit and vegetable concentrates, purees and essences for $102 million in cash.  Kerr serves major food and beverage companies, flavor houses and ingredient producers from its manufacturing locations in Oregon and California. This acquisition provides us with an opportunity to grow Kerr’s portfolio with our advanced technologies and product-development capabilities.  We also intend to expand this business with our broad customer network and global presence.

The trend toward simple ingredients is rapidly growing and the Kerr acquisition provides another step towards broadening our portfolio of wholesome, clean-label ingredient solutions that consumers are increasingly demanding.

We funded our acquisitions with proceeds from borrowings under our $1 billion Revolving Credit Agreement.  We have repaid much of these borrowings using proceeds from a new $350 million Term Loan and available cash resources.  We also repaid $350 million of Senior Notes at their maturity date in November 2015.  Additionally, we repurchased 435 thousand common shares in the open market for $34 million and increased our quarterly cash dividend by 7 percent in 2015.  Our cash flow and balance sheet remain strong and we are well positioned for future strategic initiatives.

We are committed to an on-going continuous improvement effort to optimize our manufacturing network to control our fixed costs and use our resources efficiently.

On September 8, 2015, we announced plans to consolidate our manufacturing network in Brazil whereby plants in Trombudo Central and Conchal will be closed and production will be moved to plants in Balsa Nova and Mogi Guaçu, respectively.  We continuously evaluate our manufacturing network for improvement opportunities.  By consolidating production into Balsa Nova and Mogi Guaçu, we believe that we will reduce costs and improve operational efficiencies in our South American manufacturing network.  In addition to Balsa Nova and Mogi Guaçu, we will continue to operate facilities in Cabo and Rio de Janeiro, Brazil.  The consolidation process has commenced and is expected to be complete by the end of 2016.  We will remain vigilant in our efforts to maximize productivity and enhance shareholder value.

On December 15, 2015, we sold our manufacturing assets in Port Colborne, Ontario, Canada for $35 million in cash.  This transaction should help us to better balance supply with our customers’ needs as we focus on the growth of our higher-value specialty ingredient product portfolio.

Looking ahead, we anticipate that our operating income and net income will grow in 2016 compared to 2015.  In North America, we expect operating income to increase driven by improved product mix and margins.  In South America, we expect another challenging year.  We believe that operating income will be relatively flat with 2015 as we anticipate continued slow economic growth and local foreign currency weakness.  We intend to maintain a high degree of focus on cost and network optimization in this segment during this period which we expect to be challenging.  In the longer-term, we believe that the underlying business fundamentals for our South American segment are positive for the future.  We expect operating income in Asia Pacific and EMEA to grow modestly in 2016, despite currency headwinds associated with a stronger US dollar.  We anticipate that this growth will be driven mainly by improved price/product mix from our specialty ingredient product portfolio and effective cost control.

On February 4, 2016, we announced that we entered into a definitive agreement with Pingyuan County Juyuan State-Owned Asset Management Co., Ltd. to acquire the state-owned Shandong Huanong Specialty Corn Development Co., Ltd. in Pingyuan County, Shandong Province, China.  This pending acquisition is expected to support our specialty ingredients business in China and has been approved by our board of directors.  The transaction represents another step in executing our strategic blueprint for growth.  It enhances our capacity in the Asia-Pacific region with a vertically integrated manufacturing base for specialty ingredients.  The acquisition is subject to approval by the Chinese government authorities as well as to other customary closing conditions.  The acquisition is not expected to have a material impact on our financial condition, results of operations or cash flows.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

RESULTS OF OPERATIONS

We have significant operations in four reporting segments: North America, South America, Asia Pacific and EMEA.  For most of our foreign subsidiaries, the local foreign currency is the functional currency.  The US dollar is the functional currency for our Mexico subsidiary.  Revenues and expenses denominated in the functional currencies of these subsidiaries are translated into US dollars at the applicable average exchange rates for the period.  Fluctuations in foreign currency exchange rates affect the US dollar amounts of our foreign subsidiaries’ revenues and expenses.  The impact of foreign currency exchange rate changes, where significant, is provided below.

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

2015 Compared to 2014

Net Income attributable to Ingredion.  Net income attributable to Ingredion for 2015 increased to $402 million, or $5.51 per diluted common share, from $355 million, or $4.74 per diluted common share in 2014.  Our results for 2015 include after-tax charges of $11 million ($0.15 per diluted common share) for impaired assets and restructuring costs in Brazil and Canada, after-tax restructuring charges of $7 million ($0.10 per diluted common share) for employee severance-related costs associated with the Penford acquisition, after-tax costs of $7 million ($0.10 per diluted common share) associated with the acquisition and integration of both Penford and Kerr, after-tax costs of $6 million ($0.09 per diluted common share) relating to the sale of Penford and Kerr inventory that was adjusted to fair value at the respective acquisition dates in accordance with business combination accounting rules, after-tax costs of $4 million ($0.06 per diluted common share) relating to a litigation settlement and an after-tax gain of $9 million ($0.12 per diluted common share) from the sale of our Port Colborne plant.  Our results for 2014 include an impairment charge of $33 million ($0.44 per diluted common share) to write-off goodwill at our Southern Cone of South America reporting unit (see Note 5 of the notes to the consolidated financial statements for additional information) and after-tax costs of $2 million ($0.02 per diluted common share) related to our then-pending acquisition of Penford.  Without the gain from the plant sale, the litigation settlement costs and the impairment, restructuring and acquisition-related charges, our net income and diluted earnings per share would have grown 10 percent and 13 percent, respectively, from 2014.  These increases primarily reflect significantly improved operating income in North America for 2015, as compared to 2014.  Our improved diluted earnings per common share for 2015 also reflects the favorable impact of our share repurchases.

Net Sales.  Net sales for 2015 decreased to $5.62 billion from $5.67 billion in 2014.

A summary of net sales by reportable business segment is shown below:

(in millions)	2015	2014	Increase (Decrease)	% Change
North America	$3,345	$3,093	$252	8%
South America	1,013	1,203	(190)	(16)%
Asia Pacific	733	794	(61)	(8)%
EMEA	530	578	(48)	(8)%
Total	$5,621	$5,668	$(47)	(1)%

The businesses acquired from Penford and Kerr contributed $328 million of net sales in 2015.  The decrease in net sales primarily reflects unfavorable currency translation of 9 percent due to the stronger US dollar, which more than offset volume growth of 7 percent that was driven mainly by the operations of the acquired businesses and price/product mix improvement of 1 percent.  The pass through of lower raw material costs (primarily corn) in our product pricing is reflected in the modest price/product mix improvement.  Of the 7 percent volume increase, 1 percent represented organic volume growth.

Net sales in North America increased 8 percent, primarily reflecting volume growth of 12 percent driven largely by the addition of the acquired businesses, which more than offset a 2 percent price/product mix decline driven principally by lower raw material costs and unfavorable currency translation of 2 percent attributable to a weaker Canadian dollar.  Organic volume grew 1 percent.  Net sales in South America declined 16 percent, as a 26 percent decline attributable to weaker foreign currencies more than offset price/product mix improvement of 10 percent.  Volume in the segment was flat.  Asia Pacific net sales decreased 8 percent, as unfavorable currency translation of 7 percent and a 3 percent price/product mix decline, more than offset volume growth of 2 percent.  EMEA net sales fell 8 percent, reflecting unfavorable currency translation of 9 percent, primarily attributable to the weaker Euro and British Pound Sterling.  Volume grew 1 percent.  Price/product mix in the segment was flat.

Cost of Sales.  Cost of sales for 2015 decreased 4 percent to $4.38 billion from $4.55 billion in 2014.  This reduction primarily reflects lower raw material costs and the effects of currency translation.  Gross corn costs per ton for 2015 decreased approximately 13 percent from 2014, driven by lower market prices for corn.  Currency translation caused cost of sales for 2015 to decrease approximately 10 percent from 2014, reflecting the impact of the stronger US dollar.  Our gross profit margin for 2015 was 22 percent, compared to 20 percent in 2014.  Despite reduced selling prices driven by lower corn costs, we have generally maintained per unit gross profit levels in US dollars, resulting in the improved gross profit margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for 2015 increased to $555 million from $525 million in 2014.  The increase primarily reflects incremental operating expenses of the acquired businesses as well as other costs associated with the acquisition and integration of those businesses.  Favorable translation effects associated with the stronger US dollar more than offset higher compensation-related and various other costs.  Currency translation associated with weaker foreign currencies reduced SG&A expenses for 2015 by approximately 8 percent from 2014.  SG&A expenses represented 45 percent of gross profit in 2015, as compared to 47 percent of gross profit in 2014.

Other Income-net.  Other income-net of $1 million for 2015 decreased from other income-net of $24 million in 2014.  The decrease for 2015 primarily reflects a $10 million gain from the sale of the Port Colborne plant and an $11 million unfavorable swing from $7 million of income in 2014 to $4 million of expense in 2015 associated with a tax indemnification agreement relating to a subsidiary acquired from Akzo Nobel N.V. (“Akzo”) in 2010.  In 2014, we recognized a charge to our income tax provision for an expected unfavorable income tax audit result at this subsidiary related to a pre-acquisition period for which we are indemnified by Akzo.  The costs incurred by the acquired subsidiary were recorded in our provision for income taxes while the reimbursement from Akzo under the indemnification agreement was recorded as other income.  In 2015, based upon the final settlement of the matter, we determined that the unfavorable income tax audit amount should be reduced from $7 million to $3 million.  Accordingly, in 2015, we recognized a $4 million income tax benefit and a charge to other income-net of $4 million to reduce our receivable from Akzo associated with the indemnification agreement.  The impact on our net income for 2015 and 2014 is zero.  Other income-net for 2015 also includes $7 million of costs relating to a litigation settlement.

A summary of other income-net is as follows:

	Year Ended
	December 31,
Other Income (Expense) (in millions)	2015	2014

Gain from sale of plant	$10	$—
Litigation settlement	(7)	—
Income (expense) associated with tax indemnification	(4)	7
Gain from sale of investment	—	5
Gain from sale of idled plant	—	3
Other	2	9
Totals	$1	$24

Operating Income.  A summary of operating income is shown below:

(in millions)	2015	2014	Favorable (Unfavorable) Variance	Favorable (Unfavorable) % Change
North America	$479	$375	$104	28%
South America	101	108	(7)	(6)%
Asia Pacific	107	103	4	4%
EMEA	93	95	(2)	(2)%
Corporate expenses	(75)	(65)	(10)	(15)%
Impairment/restructuring charges	(28)	(33)	5	15%
Gain from sale of plant	10	—	10	nm
Acquisition/integration costs	(10)	(2)	(8)	nm
Charge for fair value markup of acquired inventory	(10)	—	(10)	nm
Litigation settlement	(7)	—	(7)	nm
Operating income	$660	$581	$79	14%

Operating income for 2015 increased to $660 million from $581 million in 2014.  Operating income for 2015 includes a $10 million gain from the sale of our Port Colborne plant, $12 million of charges for impaired assets and restructuring costs associated with our plant closings in Brazil, a restructuring charge of $12 million for estimated severance-related costs associated with the Penford acquisition, costs of $7 million relating to a litigation settlement, a $4 million restructuring charge for estimated severance-related expenses and other costs associated with the sale of the Port Colborne plant, and $10 million of other costs associated with the acquisitions and integration of the Penford and Kerr businesses.  Additionally, the 2015 results include $10 million of costs associated with the sale of Penford and Kerr inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Operating income for 2014 included a $33 million charge to write-off impaired goodwill at our Southern Cone of South America reporting unit and $2 million of costs associated with our then-pending acquisition of Penford.  Without the gain from the plant sale, the litigation settlement costs and the restructuring, impairment and acquisition-related charges, operating income for 2015 would have grown 14 percent from 2014.  This increase primarily reflects significantly improved operating income in North America compared to the weaker results of 2014.  Unfavorable currency translation attributable to the stronger US dollar negatively impacted operating income by approximately $68 million as compared to 2014.  Our product pricing actions helped to mitigate the unfavorable impact of currency translation.

North America operating income increased 28 percent to $479 million from $375 million in 2014.  Earnings contributed by the acquired operations represented approximately 6 percentage points of the increase.  The remaining organic operating income improvement of 22 percent for 2015 primarily reflects more normal weather conditions, organic volume growth and lower corn, energy and other manufacturing costs.  Our North American results for 2015 also include $7 million of business interruption insurance recoveries related to last year’s weather.  Our 2014 results were negatively impacted by harsh winter weather conditions that caused high energy, transportation and production costs.  Translation effects associated with a weaker Canadian dollar unfavorably impacted operating income by approximately $13 million in the segment.  South America operating income decreased 6 percent to $101 million from $108 million in 2014.  The decline primarily reflects weaker results in Brazil driven principally by local currency weakness.  Improved selling prices for our products helped to partially offset the unfavorable impacts of currency devaluation and higher local production costs in the segment.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real, Colombian Peso and the Argentine Peso) negatively impacted operating income by approximately $36 million.  We currently anticipate that our business in South America will continue to be challenged by difficult economic conditions in 2016.  Asia Pacific operating income grew 4 percent to $107 million from $103 million in 2014.  Volume growth and lower raw material costs helped to mitigate the impact of local currency weakness in the segment.  Translation effects associated with weaker Asia Pacific currencies negatively impacted operating income by approximately $9 million in the segment.  EMEA operating income declined 2 percent to $93 million from $95 million in

2014.  This decrease primarily reflects the impact of currency translation.  Cost reductions and improved sales volumes helped to partially offset this unfavorable impact.  Additionally, the prior year results included a $3 million gain from the sale of an idled plant in Kenya.  Translation effects primarily associated with the weaker Euro and British Pound Sterling had an unfavorable impact of $10 million on operating income in the segment.  An increase in corporate expenses was driven by an adjustment with respect to the previously-mentioned Akzo tax indemnification that unfavorably impacted operating income by $11 million for 2015, as compared to 2014.

Financing Costs-net.  Financing costs-net was $61 million in 2015, consistent with 2014.  Lower interest expense and higher interest income were offset by a $5 million increase in foreign currency transaction losses.  The reduction in interest expense reflects lower average interest rates driven by the effect of our interest rate swaps and our low-rate term loan borrowing that we arranged in 2015, which more than offset the impact of higher average borrowings.  The increase in interest income was driven primarily by higher average cash balances.  The increase in foreign currency transaction losses primarily reflects the impact of the December devaluation of the Argentine peso.  Hedge costs spiked in December and prevented hedges from offsetting the impact of the devaluation, negatively affecting Argentine peso denominated assets.

Provision for Income Taxes.  Our effective tax rate was 31.2 percent in 2015, as compared to 30.2 percent in 2014.  We use the US dollar as the functional currency for our subsidiaries in Mexico.  Because of the continued decline in the value of the Mexican peso versus the US dollar, our tax provision for 2015 was increased by $17 million, or 2.9 percentage points.  A primary cause was associated with foreign currency transaction gains for local income tax purposes on net US dollar monetary assets held in Mexico for which there is no corresponding gain in our pre-tax income.  Based on the final settlement of an audit matter, in 2015 we reversed $4 million of the $7 million income tax expense and other income that was recorded in 2014 (see also discussion of Other Income-net presented earlier in this section).  As a result, our effective income tax rate for 2015 was reduced by 0.7 percentage points.  Substantial portions of the sale of Port Colborne, Canada, assets resulted in favorable tax treatment that reduced the effective tax rate by approximately 0.4 percentage points.  Additionally, the 2015 tax provision includes $2 million of net favorable reversals of previously unrecognized tax benefits due to the lapsing of the statute of limitations, which reduced the effective tax rate by 0.3 percentage points.

In the fourth quarter of 2014 we determined that goodwill in our Southern Cone subsidiaries was impaired and recorded a charge of $33 million without a tax benefit, which increased the 2014 effective tax rate by 1.8 percentage points.  We use the US dollar as the functional currency for our subsidiaries in Mexico.  Because of the decline in the value of the Mexican peso versus the US dollar, primarily late in 2014, the Mexican tax provision was increased by approximately $7 million, or 1.3 percentage points in our effective tax rate, primarily associated with foreign currency transaction gains for local income tax purposes on net US dollar monetary assets held in Mexico for which there is no corresponding gain in our pre-tax income.  The tax provision also includes approximately $7 million for an unfavorable audit result at a National Starch subsidiary related to a pre-acquisition period for which we are indemnified by Akzo.  Additionally, the 2014 tax provision includes $12 million of net favorable reversals of previously unrecognized tax benefits due to the lapsing of the statute of limitations.

Without the impact of the items described above, our effective tax rates for 2015 and 2014 would have been approximately 29.7 percent and 28.1 percent, respectively.  See Note 9 of the notes to the consolidated financial statements for additional information.

We have significant operations in the US, Canada, Mexico and Thailand where the statutory tax rates, including local income taxes are approximately 37 percent, 25 percent, 30 percent and 20 percent in 2015, respectively.  In addition, our subsidiary in Brazil has a statutory tax rate of 34 percent, before local incentives that vary each year.

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests was $10 million in 2015, up from $8 million in 2014.  The increase primarily reflects improved net income at our non-wholly-owned operation in Pakistan.

Comprehensive Income.  We recorded comprehensive income of $82 million in 2015, as compared with $156 million in 2014.  The decrease in comprehensive income primarily reflects a $112 million unfavorable variance in the currency translation adjustment, which more than offset our net income growth.  The unfavorable variance in the currency translation adjustment reflects a greater weakening in end of period foreign currencies relative to the US dollar, as compared to a year ago.

2014 Compared to 2013

Net Income attributable to Ingredion.  Net income attributable to Ingredion for 2014 decreased to $355 million, or $4.74 per diluted common share, from $396 million, or $5.05 per diluted common share in 2013.  Our results for 2014 include an impairment charge of $33 million ($0.44 per diluted common share) to write-off goodwill at our Southern Cone of South America reporting unit (see Note 5 of the notes to the consolidated financial statements for additional information) and after-tax costs of $2 million ($0.02 per diluted common share) related to our then-pending acquisition of Penford.  Without the impairment charge and acquisition costs, our net income would have declined 2 percent from 2013, while our diluted earnings per share would have grown by 3 percent.  This improvement in our diluted earnings per common share was driven by the favorable impact of our share repurchases in 2014.

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

The decrease in net sales was driven by an 8 percent price/product mix decline primarily attributable to lower raw material costs and unfavorable currency translation of 4 percent due to a stronger US dollar.  A 2 percent volume increase partially offset the unfavorable impacts of the reduced selling prices and currency translation.

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

Selling, General and Administrative Expenses.  SG&A expenses for 2014 declined to $525 million from $534 million in 2013.  The decrease was driven principally by foreign currency weakness which more than offset slightly higher compensation-related costs.  Currency translation caused SG&A expenses for 2014 to decrease approximately 4 percent from 2013.  SG&A expenses represented 47 percent of gross profit in 2014, consistent with 2013.

Other Income-net.  Other income-net of $24 million for 2014 increased from other income-net of $16 million in 2013.  This increase primarily reflects $7 million of income associated with a tax indemnification agreement relating to a subsidiary acquired from Akzo in 2010 and a $3 million gain from the sale of our idled plant in Kenya.  In the third quarter of 2014, we recognized a charge to our income tax provision for an unfavorable income tax audit result at the former Akzo subsidiary related to a pre-acquisition period for which we are indemnified by Akzo.  The costs incurred by the acquired subsidiary were recorded in our provision for income taxes while the reimbursement from Akzo under the indemnification agreement was recorded as other income.  The impact on our net income is zero.

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

Operating income for 2014 decreased to $581 million from $613 million in 2013.  Operating income for 2014 included a $33 million charge to write-off impaired goodwill at our Southern Cone of South America reporting unit and $2 million of costs associated with our pending acquisition of Penford.  Without the impairment charge and acquisition costs, operating income for 2014 would have been essentially flat with 2013.  Our operating income primarily reflects earnings growth in EMEA and Asia Pacific along with reduced corporate expenses, which basically offset lower earnings in North America and South America.  Unfavorable currency translation attributable to a stronger US dollar reduced operating income by approximately $28 million from 2013.

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

Without the impact of the items described above, our effective tax rates for 2014 and 2013 would have been approximately 28 percent and 30 percent, respectively.  See Note 9 of the notes to the consolidated financial statements for additional information.

Net Income Attributable to Non-controlling Interests.  Net income attributable to non-controlling interests was $8 million in 2014, up from $7 million in 2013.  The increase primarily reflects improved net income at our non-wholly-owned operation in Pakistan.

Comprehensive Income.  We recorded comprehensive income of $156 million in 2014, as compared with $288 million in 2013.  The decrease in comprehensive income primarily reflects a $75 million unfavorable variance relating mainly to the reduced funded status of our pension and postretirement benefit plans associated with lower discount rates and a revised mortality table, a $58 million unfavorable variance in the currency translation adjustment and our lower net income of $40 million, partially offset by a $44 million favorable variance associated with our cash-flow hedging activity.  The unfavorable variance in the currency translation adjustment reflects a greater weakening in end of period foreign currencies relative to the US dollar in 2014, as compared to 2013.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, our total assets were $5.07 billion, relatively unchanged from $5.09 billion at December 31, 2014.  The impact of acquisitions was offset by currency translation effects associated with weaker end of period foreign currencies relative to the US dollar.  Total equity decreased slightly to $2.18 billion at December 31, 2015, from $2.21 billion at December 31, 2014.  This decrease primarily reflects an increase in our accumulated other comprehensive loss driven principally by unfavorable foreign currency translation, particularly in South America where local foreign currencies have devalued substantially.

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

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.  We must also comply with a leverage ratio and an interest coverage ratio covenant.  The occurrence of an event of default under the Revolving Credit Agreement could result in all loans and other obligations under the agreement being declared due and payable and the revolving credit facility being terminated.  We met all covenant requirements as of December 31, 2015. At December 31, 2015, there were $111 million of borrowings outstanding under our Revolving Credit Agreement, as compared to $87 million at December 31, 2014.  In addition, we have a number of short-term credit facilities consisting of operating lines of credit outside of the United States.

On July 10, 2015, we entered into a new Term Loan Credit Agreement to establish an 18-month, $350 million multi-currency senior unsecured term loan credit facility.  All borrowings under the term loan facility will bear interest at a variable annual rate based on the LIBOR or base rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin.  Proceeds of $350 million from the new Term Loan Credit Agreement were used to repay borrowings outstanding under our Revolving Credit Agreement.

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

On November 2, 2015, we repaid our $350 million, 3.2 percent senior notes at the maturity date with proceeds from the Revolving Credit Agreement and cash on hand.

At December 31, 2015, we had total debt outstanding of $1.84 billion, compared to $1.82 billion at December 31, 2014.  The increase primarily reflects borrowings to fund the acquisitions of Penford and Kerr, net of subsequent debt repayments.  In addition to the borrowings outstanding under the Revolving Credit Agreement, our total debt includes $350 million of borrowings under the new Term Loan Credit Agreement, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037 and $19 million of consolidated subsidiary debt consisting of local country short-term borrowings.  Ingredion Incorporated, as the parent company, guarantees certain obligations of its consolidated subsidiaries.  At December 31, 2015, such guarantees aggregated $204 million.  Management believes that such consolidated subsidiaries will meet their financial obligations as they become due.

Historically, the principal source of our liquidity has been our internally generated cash flow, which we supplement as necessary with our ability to borrow on our bank lines and to raise funds in the capital markets.  In addition to borrowing availability under our Revolving Credit Agreement, we also have approximately $409 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 3.4 percent and 4.1 percent for 2015 and 2014, respectively.

Net Cash Flows

A summary of operating cash flows is shown below:

(in millions)	2015	2014
Net income	$412	$363
Depreciation and amortization	194	195
Write-off of impaired assets	10	33
Charge for fair value mark-up of acquired inventory	10	—
Gain on sale of plant	(10)	—
Deferred income taxes	(6)	(11)
Changes in working capital	(24)	84
Other	100	67

Cash provided by operations	$686	$731

Cash provided by operations was $686 million in 2015, as compared with $731 million in 2014.  The decrease in operating cash flow for 2015 primarily reflects a reduction in cash flow from working capital activities which more than offset our net income growth.  The decline in cash from working capital activities primarily reflects margin account activity relating to our commodity hedging contracts.  In 2015, we made cash deposits of $34 million to fund our margin accounts, as compared to 2014, when we received $39 million of cash from margin accounts.  The timing of payments on accounts payable and accrued liabilities also contributed to the year-over-year reduction in cash flow associated with working capital activities.

To manage price risk related to corn purchases in North America, we use derivative instruments (corn futures and options contracts) to lock in our corn costs associated with firm-priced customer sales contracts.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our animal feed and corn oil) in order to mitigate the price risk of animal feed and corn oil sales.  Additionally, we enter into futures contracts to hedge price risk associated with fluctuations in market prices of ethanol.  As the market price of these commodities fluctuate, our derivative instruments change in value and we fund any unrealized losses or receive cash for any unrealized gains related to outstanding commodity futures and option contracts.  We plan to continue to use derivative instruments to hedge such price risk and, accordingly, we will be required to make cash deposits to or be entitled to receive cash from our margin accounts depending on the movement in the market price of the underlying commodity.

Listed below are our primary investing and financing activities for 2015:

Sources (Uses)
of Cash
(in millions)

Payments for acquisitions	$(434)
Capital expenditures	(280)
Payments on debt	(1,366)
Proceeds from borrowings	1,388
Dividends paid (including to non-controlling interests)	(126)
Repurchases of common stock	(41)

On December 11, 2015, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock.  This dividend was paid on January 25, 2016 to stockholders of record at the close of business on December 31, 2015.

We currently anticipate that capital expenditures for 2016 will approximate $300 million.

On February 4, 2016, we announced that we entered into a definitive agreement with Pingyuan County Juyuan State-Owned Asset Management Co., Ltd. to acquire the state-owned Shandong Huanong Specialty Corn Development Co., Ltd. in Pingyuan County, Shandong Province, China.  This pending acquisition is expected to support our specialty ingredients business in China and has been approved by our board of directors.  The transaction represents another step in executing our strategic blueprint for growth.  It enhances our capacity in the Asia-Pacific region with a vertically integrated manufacturing base for specialty ingredients.  The acquisition is subject to approval by the Chinese government authorities as well as to other customary closing conditions.  The acquisition is not expected to have a material impact on our financial condition, results of operations or cash flows.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $431 million of our total cash and cash equivalents and short-term investments of $440 million at December 30, 2015, was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  Effective with the acquisition of Penford, we now produce and sell ethanol.  We now enter into futures contracts to hedge price risk associated with fluctuations in market prices of ethanol.  Our derivative instruments are recognized at fair value and have effectively reduced our exposure to changes in market prices for these commodities.  We are unable to directly hedge price risk related to co-product sales; however, we enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At December 31, 2015, our accumulated other comprehensive loss account (“AOCI”) included $21 million of losses, net of tax of $10 million, related to these derivative instruments.  It is anticipated that $19 million of these losses will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities cost.

Foreign Currency Exchange Risk:

Due to our global operations, including many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk.  At December 31, 2015, we had foreign currency forward sales contracts with an aggregate notional amount of $606 million and foreign currency forward purchase contracts with an aggregate notional amount of $287 million that hedged transactional exposures.  The fair value of these derivative instruments is an asset of $10 million at December 31, 2015.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  The amount included in AOCI relating to these hedges at December 31, 2015 was not significant.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to US dollars at rates less favorable than the official rate, although the difference in rates has recently decreased significantly.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at December 31, 2015 or 2014.

We have interest rate swap agreements that effectively convert the interest rates on our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements was $7 million at December 31, 2015 and is reflected in the Consolidated Balance Sheet within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

At December 31, 2015, our accumulated other comprehensive loss account included $5 million of losses (net of tax of $2 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $2 million of these losses (net of tax of $1 million) will be reclassified into earnings during the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The table below summarizes our significant contractual obligations as of December 31, 2015.  Information included in the table is cross-referenced to the notes to the consolidated financial statements elsewhere in this report, as applicable.

		Payments due by period
(in millions)			Less			More
Contractual Obligations	Note reference	Total	than 1 year	2 – 3 years	4 – 5 years	than 5 years
Long-term debt	7	$1,811	$—	$961	$600	$250
Interest on long-term debt	7	535	69	106	87	273
Operating lease obligations	8	219	44	71	48	56
Pension and other postretirement obligations	10	132	9	8	9	106
Purchase obligations (a)		1,042	244	264	200	334
Total (b)		$3,739	$366	$1,410	$944	$1,019

(a)         The purchase obligations relate principally to power supply and raw material sourcing agreements, including take or pay contracts, which help to provide us with adequate power and raw material supply at certain of our facilities.

(b)         The above table does not reflect unrecognized income tax benefits of $12 million, the timing of which is uncertain. See Note 9 of the notes to the consolidated financial statements for additional information with respect to unrecognized income tax benefits.

We currently anticipate that in 2016 we will make cash contributions of $1 million and $4 million to our US and non-US pension plans, respectively.  See Note 10 of the notes to the consolidated financial statements for further information with respect to our pension and postretirement benefit plans.

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

Our calculations of these key financial metrics for 2015 with comparisons to the prior year are as follows:

Return on Capital Employed (dollars in millions)	2015	2014
Total equity *	$2,207	$2,429
Add:
Cumulative translation adjustment *	701	489
Share-based payments subject to redemption*	22	24
Total debt *	1,821	1,803
Less:
Cash and cash equivalents *	(580)	(574)
Capital employed * (a)	$4,171	$4,171

Operating income	$660	$581
Adjusted for:
Impairment/restructuring charges	28	33
Acquisition /integration costs	10	2
Charge for fair value mark-up of acquired inventory	10	—
Litigation settlement	7	—
Gain on sale of plant	(10)	—
Adjusted operating income	$705	$616
Income taxes (at effective tax rates of 31.8% in 2015 and 28.3% in 2014)**	(224)	(174)
Adjusted operating income, net of tax (b)	$481	$442

Return on Capital Employed (b÷a)	11.5%	10.6%

*  Balance sheet amounts used in computing capital employed represent beginning of period balances.

** The effective income tax rate for 2015 and 2014 excludes the impacts of impairment/restructuring charges, acquisition and integration related costs, a litigation settlement cost and a gain on the sale of a plant.  Including these items, the Company’s effective income tax rate for 2015 and 2014 was 31.2 percent and 30.2 percent, respectively.  Listed below is a schedule that reconciles our effective income tax rate under US GAAP to the adjusted income tax rate.

	Income before Income Taxes (a)		Provision for Income Taxes (b)		Effective Income Tax Rate (b÷a)
(dollars in millions)	2015	2014	2015	2014	2015	2014
As reported	$599	$520	$187	$157	31.2%	30.2%
Add back (deduct):
Impairment/restructuring charges	28	33	10	—
Acquisition/integration costs	10	2	3	—
Charge for fair value mark-up of acquired inventory	10	—	4	—
Litigation settlement cost	7	—	2	—
Gain on sale of plant	(10)	—	(1)	—
Adjusted-non-GAAP	$644	$555	$205	$157	31.8%	28.3%

Net Debt to Adjusted EBITDA ratio (dollars in millions)	2015	2014
Short-term debt	$19	$23
Long-term debt	1,819	1,798
Less: Cash and cash equivalents	(434)	(580)
Short-term investments	(6)	(34)
Total net debt (a)	$1,398	$1,207
Net income attributable to Ingredion	$402	$355
Add back:
Impairment/restructuring charges	28	33
Acquisition /integration costs	10	2
Charge for fair value mark-up of acquired inventory	10	—
Litigation settlement	7	—
Gain on sale of plant	(10)	—
Net income attributable to non-controlling interest	10	8
Provision for income taxes	187	157
Financing costs, net of interest income of $14 and $13, respectively	61	61
Depreciation and amortization	194	195
Adjusted EBITDA (b)	$899	$811
Net Debt to Adjusted EBITDA ratio (a ÷ b)	1.6	1.5

Net Debt to Capitalization percentage (dollars in millions)	2015	2014
Short-term debt	$19	$23
Long-term debt	1,819	1,798
Less: Cash and cash equivalents	(434)	(580)
Short-term investments	(6)	(34)
Total net debt (a)	$1,398	$1,207
Deferred income tax liabilities	$139	$180
Share-based payments subject to redemption	24	22
Total equity	2,180	2,207
Total capital	$2,343	$2,409
Total net debt and capital (b)	$3,741	$3,616

Net Debt to Capitalization percentage (a÷b)	37.4%	33.4%

Operating Working Capital as a percentage of Net Sales (dollars in millions)	2015	2014
Current assets	$1,950	$2,144
Less: Cash and cash equivalents	(434)	(580)
Short-term investments	(6)	(34)
Deferred income tax assets	—	(48)
Adjusted current assets	$1,510	$1,482
Current liabilities	$742	$721
Less: Short-term debt	(19)	(23)
Adjusted current liabilities	$723	$698
Operating working capital (a)	$787	$784
Net sales (b)	$5,621	$5,668
Operating Working Capital as a percentage of Net Sales (a ÷ b)	14.0%	13.8%

Commentary on Key Financial Performance Metrics:

In accordance with our long-term objectives, we set certain objectives relating to these key financial performance metrics that we strive to meet.  At December 31, 2015, we had achieved three of our four established objectives with our net debt to capitalization percentage being the only exception.  However, no assurance can be given that we will continue to meet our financial performance metric targets.  See Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”  The objectives set out below reflect our current aspirations in light of our present plans and existing circumstances.  We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our shareholders.

ROCE — Our long-term objective is to achieve a ROCE in excess of 10.0 percent.  In determining this performance metric, the negative cumulative translation adjustment is added back to total equity to calculate returns based on the Company’s original investment costs.  Our ROCE for 2015 improved to 11.5 percent from 10.6 percent in 2014, reflecting our operating income growth in 2015.

Net Debt to Adjusted EBITDA ratio — Our long-term objective is to maintain a ratio of net debt to adjusted EBITDA of less than 2.25.  This ratio was 1.6 at December 31, 2015, up slightly from 2014, but remains below our target.

Net Debt to Capitalization percentage — Our long-term objective is to maintain a Net Debt to Capitalization percentage in the range of 32 to 35 percent.  At December 31, 2015, our Net Debt to Capitalization percentage was 37.4 percent, up from 33.4 percent a year ago, primarily reflecting an increase in our net debt and a lower capital base driven by an increase in our accumulated other comprehensive loss mainly due to unfavorable foreign currency translation, which more than offset the impact of our 2015 net income.  The increase in our net debt primarily reflects the funding of our acquisitions in 2015.

Operating Working Capital as a percentage of Net Sales — Our long-term objective is to maintain operating working capital in a range of 12 to 14 percent of our net sales.  At December 31, 2015, the metric was 14.0 percent, up slightly from the 13.8 percent of a year ago.

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

Business Combinations

Our acquisitions in 2015 of Penford Corporation and Kerr Concentrates, Inc. were accounted for in accordance with ASC Topic 805, Business Combinations, as amended. In purchase accounting, identifiable assets acquired and liabilities assumed, are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill.  In determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets.  Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives.  Although our estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ.  See Note 3 of the notes to the consolidated financial statements for more information related to our acquisitions.

Property, Plant and Equipment and Definite-Lived Intangible Assets

We have substantial investments in property, plant and equipment and definite-lived intangible assets.  For property, plant and equipment, we recognize the cost of depreciable assets in operations over the estimated useful life of the assets and evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  For definite-lived intangible assets, we recognize the cost of these amortizable assets in operations over their estimated useful life and evaluate the recoverability of the assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The carrying value of property, plant and equipment and definite-lived intangible assets at December 31, 2015 was $2.0 billion and $266 million, respectively.

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

In 2015, we announced plans to consolidate our manufacturing network in Brazil.  Plants in Trombudo Central and Conchal will be closed and production will be moved to plants in Balsa Nova and Mogi Guaçu, respectively.  The consolidation process has commenced and is expected to be complete by the end of 2016.  In 2015, we recorded total pre-tax restructuring-related charges of $12 million related to these plant closures, which included a $10 million charge for impaired assets.

No significant impairment charges for property, plant and equipment or definite-lived intangible assets were recorded in 2014 or 2013.

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

Even though it was determined that there was no additional long-lived asset impairment as of December 31, 2015, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform tests of recoverability in the future.  We continue to closely monitor certain assets in our South America business due to the volatility and challenging economic environment in the segment.

Goodwill and Indefinite-Lived Intangible Assets

Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate.  Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.  We have identified several reporting units for which cash flows are determinable and to which goodwill may be allocated.  Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit.  In addition, we have certain indefinite-lived intangible assets in the form of trade names and trademarks.  The carrying value of goodwill and indefinite-lived intangible assets at December 31, 2015 was $601 million and $144 million, respectively, up from $478 million and $132 million a year ago.  The increases are due to the acquisitions of Penford and Kerr during 2015.

We perform our goodwill and indefinite-lived intangible asset impairment tests annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In testing goodwill for impairment, we first assesses qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we do not perform the two-step impairment test.  If we conclude otherwise, then we perform the first step of the two-step impairment test as described in ASC Topic 350.  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment assessment is performed in order to determine the implied fair value of a reporting unit’s goodwill.

In performing our impairment tests for goodwill, management makes certain estimates and judgments. These estimates and judgments include the identification of reporting units and the determination of fair values of reporting units, which management estimates using both discounted cash flow analyses and an analysis of market multiples.  Significant assumptions used in the determination of fair value for reporting units include estimates for discount and long-term net sales growth rates, in addition to operating and capital expenditure requirements.  We considered changes in discount rates for the reporting units based on current market interest rates and specific risk factors within each geographic region.  We also evaluated qualitative factors, such as legal, regulatory, or competitive forces, in estimating the impact to the fair value of the reporting units noting no significant changes that would result in any reporting unit failing the impairment test.  Changes in assumptions concerning projected results or other underlying assumptions could have a significant impact on the fair value of the reporting units in the future.  Based on the results of the annual assessment, we concluded that as of October 1, 2015, it was more likely than not that the fair value of our reporting units was greater than their carrying value (although the $22 million of goodwill at our Brazil reporting unit continues to be closely monitored due to recent trends and increased volatility experienced in this reporting unit, such as continued slow economic growth, heightened competition and possible future negative economic growth).

In performing the qualitative annual impairment assessment for other indefinite-lived intangible assets, we considered various factors in determining if it was more likely than not that the fair value of these indefinite-lived intangible assets was greater than their carrying value.  We evaluated net sales attributable to these intangible assets as compared to original projections and evaluated future projections of net sales related to these assets.  In addition, we considered market and industry conditions in the reporting units in which these intangible assets reside noting no significant changes that would result in a failed Step One impairment test as described in ASC Topic 350.  Based on the results of this qualitative assessment as of October 1, 2015, we concluded that it was more likely than not that the fair value of these indefinite-lived intangible assets was greater than their carrying value.

Income Taxes

We recognize the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provide a valuation allowance when deferred tax assets are not more likely than not to be realized.  We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance.  In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination.  Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.  We had a valuation allowance of $12 million and $11 million at December 31, 2015 and 2014, respectively.

We are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes.  We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit.  We evaluate these unrecognized tax benefits and related reserves each quarter and adjust the reserves and the related interest and penalties in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the settlement of a tax audit or the expiration of a statute of limitations.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions.  The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made.  We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies.  Our liability for unrecognized tax benefits, excluding interest and penalties at December 31, 2015 and 2014 was $12 million and $23 million, respectively.

No taxes have been provided on approximately $2.4 billion of undistributed foreign earnings that are planned to be indefinitely reinvested.  If future events, including changes in tax law, material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income and withholding taxes may apply, which could materially affect our future effective tax rate and cash flows.

Retirement Benefits

We sponsor non-contributory defined benefit plans covering substantially all employees in the United States and Canada, and certain employees in other foreign countries.  We also provide healthcare and life insurance benefits for retired employees in the United States, Canada and Brazil.  In order to measure the expense and obligations associated with these benefits, our management must make a variety of estimates and assumptions including discount rates, expected long-term rates of return, rate of compensation increases, employee turnover rates, retirement rates, mortality rates and other factors.  We review our actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modify our assumptions based on current rates and trends when it is appropriate to do so.  The effects of modifications are recognized immediately on the balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income.  We believe the assumptions utilized in recording our obligations under our plans, which are based on our experience, market conditions, and input from our actuaries, are reasonable. We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans.  Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material.  Additionally, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and postretirement benefit related liabilities or changes in required funding levels may have an unfavorable impact on future expense and cash flow.  Net periodic pension and postretirement benefit cost for all of our plans was $6 million in 2015 and $16 million in 2014.

We determine our assumption for the discount rate used to measure year-end pension and postretirement obligations based on high-quality fixed-income investments that match the duration of the expected benefit payments, which has been benchmarked using a long-term, high-quality AA corporate bond index.  The weighted average discount rate used to determine our obligations under US pension plans for December 31, 2015 and 2014 was 4.54 percent and 4.00 percent, respectively.  The weighted average discount rate used to determine our obligations under non-US pension plans for December 31, 2015 and 2014 was 4.57 percent and 4.47 percent, respectively.  The weighted average discount rate used to determine our obligations under our postretirement plans for December 31, 2015 and 2014 was 5.30 percent and 5.70 percent, respectively.  In 2016, we are changing the method used to estimate the service and interest cost components of net periodic benefit cost for our certain of our defined benefit pension and postretirement benefit plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of our total benefit obligations as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss reported. We have accounted for this change as a change in estimate and, accordingly, will account for it prospectively starting in 2016. The reduction in net periodic benefit expense in 2016 associated with this change in estimate is estimated to be $4 million.

A one-percentage point decrease in the discount rates at December 31, 2015 would have increased the accumulated benefit obligation and projected benefit obligation by the following amounts (millions):

US Pension Plans

Accumulated benefit obligation	$44
Projected benefit obligation	$45

Non-US Pension Plans

Accumulated benefit obligation	$26
Projected benefit obligation	$29

Postretirement Plans

Accumulated benefit obligation	$7

Our current investment policy for our pension plans is to balance risk and return through diversified portfolios of passively-managed equity index instruments, fixed income index securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations.  The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate or to raise sufficient liquidity when necessary to meet near-term benefit payment obligations.  For 2015, we assumed an expected long-term rate of return on assets, which is based on the fair value of plan assets, of 7.00 percent for US plans and approximately 6.00 percent for Canadian plans.  In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US and Canadian equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from our independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices. We also maintain several funded pension plans in other international locations. The expected returns on plan assets for these plans are determined based on each plan’s investment approach and asset allocations.

We expect to change our investment approach and related asset allocation during 2016 to a liability-driven investment approach by which a higher proportion of investments would be in interest-rate sensitive investments (fixed income) under an active-management approach as compared to the current investment strategy for the US and Canada pension plans.  The approach seeks to protect the current funded status of the plans from market volatility with a greater asset allocation to interest-rate sensitive assets.  The greater allocation to interest-rate sensitive assets is expected to reduce volatility in plan funded status by more closely matching movements in asset values to changes in liabilities.  We will account for this change as a change in estimate and will assume an expected long-term rate of return on assets of 5.75 percent for the US plans and approximately 5.00 percent for the Canadian plans in 2016.  This change in expected long-term rate of return assumption is expected to result in an increase in net periodic pension cost for the US and Canada pension plans of $4 million and $2 million, respectively.

Healthcare cost trend rates are used in valuing our postretirement benefit obligations and are established based upon actual health care cost trends and consultation with actuaries and benefit providers.  At December 31, 2015, the health care cost trend rate assumptions for the next year for the US, Canada and Brazil plans were 6.90 percent, 6.90 percent and 8.66 percent, respectively.

The sensitivities of service cost and interest cost and year-end benefit obligations to changes in healthcare cost trend rates (both initial and ultimate rates) for the postretirement benefit plans as of December 31, 2015 are as follows:

2015
One-percentage point increase in trend rates:
Increase in service cost and interest cost components	$0.5 million
Increase in year-end benefit obligations	$6.0 million

One-percentage point decrease in trend rates:
Decrease in service cost and interest cost components	$0.3 million
Decrease in year-end benefit obligations	$5.0 million

See Note 10 of the notes to the consolidated financial statements for more information related to our benefit plans.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This Update requires an entity to measure inventory at the lower of cost and net realizable value, removing the consideration of current replacement cost.  It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  We do not expect that the adoption of the guidance in this Update will have a material impact on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update requires, among other things, that equity investments having readily determinable fair values be measured at fair value with changes recognized in net income rather than other comprehensive income.  Equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this Update.  The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendments in this Update are to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption.  We do not expect that the adoption of the guidance in this Update will have a material impact on our Consolidated Financial Statements.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, pharmaceuticals, paper, corrugated, textile and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including potato starch, tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses, including the Penford business; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure. We are exposed to interest rate risk on our variable-rate debt and price risk on our fixed-rate debt.  As of December 31, 2015, approximately 36 percent or $651 million of our borrowings are fixed-rate debt and 64 percent or approximately $1.18 billion of our debt is subject to changes in short-term rates, which could affect our interest costs.  We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential change in earnings, fair values and cash flows based on a hypothetical 1 percentage point change in interest rates at December 31, 2015.  A hypothetical increase of 1 percentage point in the weighted average floating interest rate would increase our annual interest expense by approximately $12 million.  See Note 7 of the notes to the consolidated financial statements entitled “Financing Arrangements” for further information.

At December 31, 2015 and 2014, the carrying and fair values of long-term debt were as follows:

	2015		2014
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes, due November 1, 2020	$398	$420	$397	$427
1.8% senior notes, due September 25, 2017	299	300	298	302
6.625% senior notes, due April 15, 2037	254	302	254	312
6.0% senior notes, due April 15, 2017	200	211	199	220
5.62% senior notes, due March 25, 2020	200	218	200	222
3.2% senior notes, repaid November 1, 2015	—	—	350	356
U.S. revolving credit facility due October 22, 2017	111	111	87	87
Term loan due January 10, 2017	350	350	—	—
Fair value adjustment related to hedged fixed rate debt instruments	7	—	13	—
Total long-term debt	$1,819	$1,912	$1,798	$1,926

A hypothetical change of 1 percentage point in interest rates would change the fair value of our fixed rate debt at December 31, 2015 by approximately $71 million.  Since we have no current plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt is not expected to have a significant effect on our consolidated financial statements.

We have interest rate swap agreements that effectively convert the interest rates on our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-

month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements approximated $7 million at December 31, 2015 and is reflected in the Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

Raw Material, Energy and Other Commodity Exposure.  Our finished products are made primarily from corn.  In North America, we sell a large portion of finished products at firm prices established in supply contracts typically lasting for periods of up to one year.  In order to minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures contracts or take other hedging positions in the corn futures market.  These contracts typically mature within one year.  At expiration, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the futures contract price.  While these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures we are hedging generally offset such fluctuations.  While the corn futures contracts or other hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging activity can result in losses, some of which may be material.  Outside of North America, sales of finished products under long-term, firm-priced supply contracts are not material.

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

At December 31, 2015, we had outstanding futures and option contracts that hedged the forecasted purchase of approximately 120 million bushels of corn and 28 million pounds of soybean oil.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  We also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 19 million mmbtu’s of natural gas at December 31, 2015.  Additionally at December 31, 2015, we had outstanding ethanol futures contracts that hedged the forecasted sale of approximately 3 million gallons of ethanol.  Based on our overall commodity hedge position at December 31, 2015, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive income of approximately $30 million, net of income tax benefit.  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currencies.  Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.

We selectively use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk.  Based on our overall foreign currency transactional exposure at December 31, 2015, we estimate that a hypothetical 10 percent decline in the value of the USD would have resulted in a transactional foreign exchange gain of less than $1 million.  At December 31, 2015, our accumulated other comprehensive loss account included in the equity section of our consolidated balance sheet includes a cumulative translation loss of approximately $1.0 billion.  The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.3 billion at December 31, 2015.  A hypothetical 10 percent decline in the value of the US dollar relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to other comprehensive income of approximately $145 million.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingredion Incorporated:

We have audited the accompanying consolidated balance sheets of Ingredion Incorporated and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ingredion Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Kerr Concentrates, Inc. during 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, Kerr Concentrates, Inc.’s internal control over financial reporting associated with total assets of $107 million and total net sales of $23 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Kerr Concentrates, Inc.

/s/ KPMG LLP
Chicago, Illinois
February 19, 2016

INGREDION INCORPORATED

Consolidated Statements of Income

Years Ended December 31, (in millions, except per share amounts)	2015	2014	2013
Net sales before shipping and handling costs	$5,958	$5,998	$6,653
Less - shipping and handling costs	337	330	325
Net sales	5,621	5,668	6,328
Cost of sales	4,379	4,553	5,197
Gross profit	1,242	1,115	1,131

Selling, general and administrative expenses	555	525	534
Other (income) - net	(1)	(24)	(16)
Impairment/restructuring charges	28	33	—
	582	534	518

Operating income	660	581	613

Financing costs-net	61	61	66

Income before income taxes	599	520	547
Provision for income taxes	187	157	144
Net income	412	363	403
Less - Net income attributable to non-controlling interests	10	8	7
Net income attributable to Ingredion	$402	$355	$396

Weighted average common shares outstanding:
Basic	71.6	73.6	77.0
Diluted	73.0	74.9	78.3

Earnings per common share of Ingredion:
Basic	$5.62	$4.82	$5.14
Diluted	5.51	4.74	5.05

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Statements of Comprehensive Income

Years ended December 31,
(in millions)	2015	2014	2013
Net income	$412	$363	$403
Other comprehensive income:
Losses on cash-flow hedges, net of income tax effect of $19, $12 and $29, respectively	(42)	(29)	(64)
Reclassification adjustment for losses on cash-flow hedges included in net income, net of income tax effect of $14, $23 and $19, respectively	32	50	41
Actuarial gains (losses) on pension and other postretirement obligations, settlements, curtailments and plan amendments, net of income tax effect of $5, $5 and $32, respectively	13	(12)	63
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $-, $1 and $3, respectively	1	4	5
Unrealized gain on investment, net of income tax effect	—	—	1
Currency translation adjustment	(324)	(212)	(154)
Comprehensive income	$92	$164	$295
Less: Comprehensive income attributable to non-controlling interests	10	8	7
Comprehensive income attributable to Ingredion	$82	$156	$288

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Balance Sheets

As of December 31,
(in millions, except share and per share amounts)	2015	2014

Assets
Current assets
Cash and cash equivalents	$434	$580
Short-term investments	6	34
Accounts receivable — net	775	762
Inventories	715	699
Prepaid expenses	20	21
Deferred income taxes	—	48
Total current assets	1,950	2,144
Property, plant and equipment, at cost
Land	171	170
Buildings	643	695
Machinery and equipment	3,817	4,021
	4,631	4,886
Less: accumulated depreciation	(2,642)	(2,813)
Property, plant and equipment, net	1,989	2,073
Goodwill	601	478
Other intangible assets (less accumulated amortization of $82 and $62, respectively)	410	290
Deferred income tax assets	7	4
Other assets	117	96
Total assets	$5,074	$5,085

Liabilities and equity
Current liabilities
Short-term borrowings	$19	$23
Accounts payable	423	430
Accrued liabilities	300	268
Total current liabilities	742	721

Non-current liabilities	170	157
Long-term debt	1,819	1,798
Deferred income taxes	139	180
Share-based payments subject to redemption	24	22

Ingredion stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 77,810,875 issued at December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	1,160	1,164
Less - Treasury stock (common stock: 6,194,510 and 6,488,605 shares at December 31, 2015 and 2014, respectively) at cost	(467)	(481)
Accumulated other comprehensive loss	(1,102)	(782)
Retained earnings	2,552	2,275
Total Ingredion stockholders’ equity	2,144	2,177
Non-controlling interests	36	30
Total equity	2,180	2,207
Total liabilities and equity	$5,074	$5,085

See notes to the consolidated financial statements.

INGREDION INCORPORATED

Consolidated Statements of Equity and Redeemable Equity

	Equity
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Share-based Payments Subject to Redemption
Balance, December 31, 2012	$1	$1, 148	$(6)	$(475)	$1,769	$22	$19
Net income attributable to Ingredion					396
Net income attributable to non-controlling interests						7
Dividends declared					(120)	(4)
Losses on cash-flow hedges, net of income tax effect of $29				(64)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $19				41
Repurchases of common stock			(228)
Issuance of common stock on exercise of stock options		8	6
Stock option expense		6
Other share-based compensation		(1)	3				5
Excess tax benefit on share-based compensation		5
Currency translation adjustment				(154)
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $32				63
Losses on pension and postretirement obligations reclassified to earnings, net of income tax effect of $3				5
Unrealized gain on investment, net of income tax effect				1
Balance, December 31, 2013	$1	$1, 166	$(225)	$(583)	$2,045	$25	$24
Net income attributable to Ingredion					355
Net income attributable to non-controlling interests						8
Dividends declared					(125)	(3)
Losses on cash-flow hedges, net of income tax effect of $12				(29)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $23				50
Repurchases of common stock		(3)	(301)
Issuance of common stock on exercise of stock options		(17)	37
Stock option expense		7
Other share-based compensation		5	8				(2)
Excess tax benefit on share-based compensation		6
Currency translation adjustment				(212)
Actuarial losses on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $5				(12)
Losses on pension and postretirement obligations reclassified to earnings, net of income tax effect of $1				4
Balance, December 31, 2014	$1	$1, 164	$(481)	$(782)	$2,275	$30	$22
Net income attributable to Ingredion					402
Net income attributable to non-controlling interests						10
Dividends declared					(125)	(4)
Losses on cash-flow hedges, net of income tax effect of $19				(42)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $14				32
Repurchases of common stock		(7)	(34)
Issuance of common stock on exercise of stock options		(14)	35
Stock option expense		7
Other share-based compensation		2	13				2
Excess tax benefit on share-based compensation		8
Currency translation adjustment				(324)
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $5				13
Losses on pension and postretirement obligations reclassified to earnings, net of income tax effect				1
Balance, December 31, 2015	$1	$1,160	$(467)	$(1,102)	$2,552	$36	$24

See notes to the consolidated financial statements

INGREDION INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, (in millions)	2015	2014	2013
Cash provided by operating activities:
Net income	$412	$363	$403
Non-cash charges (credits) to net income:

Depreciation and amortization	194	195	194
Deferred income taxes	(6)	(11)	30
Write-off of impaired assets	10	33	—
Gain on sale of plant	(10)	—	—
Charge for fair value mark-up of acquired inventory	10	—	—
Other	96	68	74

Changes in working capital:
Accounts receivable and prepaid expenses	(29)	(15)	(69)
Inventories	9	(6)	76
Accounts payable and accrued liabilities	30	66	(78)
Margin accounts	(34)	39	14
Other	4	(1)	(25)
Cash provided by operating activities	686	731	619

Cash used for investing activities:
Payments for acquisitions, net of cash acquired of $16	(434)	—	—
Capital expenditures	(280)	(276)	(298)
Short-term investments	27	(34)	19
Proceeds from disposal of plants and properties	38	5	3
Proceeds from sale of investment	—	11	—
Other	—	—	2
Cash used for investing activities	(649)	(294)	(274)

Cash provided by (used for) financing activities:
Payments on debt	(1,366)	(213)	(53)
Proceeds from borrowings	1,388	231	21
Dividends paid (including to non-controlling interests)	(126)	(128)	(112)
Repurchases of common stock	(41)	(304)	(228)
Issuance of common stock	21	20	14
Excess tax benefit on share-based compensation	8	6	5
Cash used for financing activities	(116)	(388)	(353)

Effects of foreign exchange rate changes on cash	(67)	(43)	(27)

Increase (decrease) in cash and cash equivalents	(146)	6	(35)

Cash and cash equivalents, beginning of period	580	574	609

Cash and cash equivalents, end of period	$434	$580	$574

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- Description of the Business

Ingredion Incorporated (“the Company”) was founded in 1906 and became an independent and public company as of December 31, 1997.  The Company primarily manufactures and sells sweetener, starches, nutrition ingredients and biomaterial solutions derived from the wet milling and processing of corn and other starch-based materials to a wide range of industries, both domestically and internationally.

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

Certain prior year amounts in the Consolidated Balance Sheet have been reclassified to conform to the current year’s presentation.  Specifically, debt issuance costs that had previously been included in Other Assets are now reported in Long-term Debt (see also “Recently adopted accounting standards” below and  Note 7).  Additionally, investments are now included in Other Assets.  These reclassifications had no effect on previously reported net income or cash flows.

Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in equity as a component of accumulated other comprehensive income (loss).  The US dollar is the functional currency for the Company’s Mexico subsidiary.  Income statement accounts are translated at the average exchange rate during the period. However, significant nonrecurring items related to a specific event are recognized at the exchange rate on the date of the significant event.  For foreign subsidiaries where the US dollar is the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates.  Although the Company hedges the predominance of its transactional foreign exchange risk (see Note 6), the Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency.  For 2015, 2014 and 2013, the Company incurred foreign currency transaction losses of $6 million, $1 million and $3 million, respectively.  The Company’s accumulated other comprehensive loss included in equity on the Consolidated Balance Sheets includes cumulative translation losses of approximately $1 billion and $701 million at December 31, 2015 and 2014, respectively.

Cash and cash equivalents — Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.

Inventories — Inventories are stated at the lower of cost or net realizable value.  Costs are predominantly determined using the weighted average method.

Investments — Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method.  In 2014, the Company sold an investment that it had accounted for under the cost method.  The Company received $11 million in cash and recorded a pre-tax gain of $5 million from the sale.  The Company no longer has any investments accounted for under the cost method.  Investments that enable the Company to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received.  The Company did not have any investments accounted for under the equity method at December 31, 2015 or 2014.  The Company has equity interests in the CME Group Inc. and CBOE Holdings, Inc., which are classified as available for sale securities.  The investments are carried at fair value with unrealized gains and losses recorded to other comprehensive income.  The Company would recognize a loss on its investments when there is a loss in value of an investment that is other than temporary.  Investments are included in Other Assets in the Consolidated Balance Sheet and are not significant.

Leases - The Company leases rail cars, certain machinery and equipment, and office space.  The Company classifies its leases as either capital or operating based on the terms of the related lease agreement and the criteria contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 840, Leases, and related interpretations.

Property, plant and equipment and depreciation — Property, plant and equipment (“PP&E”) are stated at cost less accumulated depreciation.  Depreciation is generally computed on the straight-line method over the estimated useful lives of depreciable assets, which range from 25 to 50 years for buildings and from 2 to 25 years for all other assets.  Where permitted by law, accelerated depreciation methods are used for tax purposes.  The Company reviews the recoverability of the net book value of PP&E for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  If this review indicates that the carrying values will not be recovered, the carrying values would be reduced to fair value and an impairment loss would be recognized.  As required under accounting principles generally accepted in the United States, the impairment analysis for long-lived assets occurs before the goodwill impairment assessment described below.

Goodwill and other intangible assets — Goodwill ($601 million and $478 million at December 31, 2015 and 2014, respectively) represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.  The Company also has other intangible assets of $410 million and $290 million at December 31, 2015 and 2014, respectively.  The carrying amount of goodwill by reportable business segment at December 31, 2015 and 2014 was as follows:

(in millions)	North America	South America	Asia Pacific	EMEA	Total

Balance at December 31, 2012	$278	$95	$104	$80	$557
Currency translation	—	(17)	(7)	2	(22)
Balance at December 31, 2013	$278	$78	$97	$82	$535
Impairment charges	—	(33)	—	—	(33)
Currency translation	—	(13)	(4)	(7)	(24)
Balance at December 31, 2014	$278	$32	$93	$75	$478
Currency translation	—	(10)	(7)	(6)	(23)
Acquisitions	148	—	—	—	148
Disposal	(2)	—	—	—	(2)
Balance at December 31, 2015	$424	$22	$86	$69	$601

Goodwill before impairment charges	$279	$65	$214	$75	$633
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at December 31, 2014	$278	$32	$93	$75	$478

Goodwill before impairment charges	$425	$55	$207	$69	$756
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at December 31, 2015	$424	$22	$86	$69	$601

The following table summarizes the Company’s other intangible assets for the periods presented:

	As of December 31, 2015				As of December 31, 2014
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Trademarks/tradenames	$144	$—	$144	—	$132	$—	$132	—
Customer relationships	235	(32)	203	25	132	(23)	109	25
Technology	99	(45)	54	10	83	(35)	48	10
Other	14	(5)	9	8	5	(4)	1	8
Total other intangible assets	$492	$(82)	$410	19	$352	$(62)	$290	19

For definite-lived intangible assets, the Company recognizes the cost of such amortizable assets in operations over their estimated useful lives and evaluates the recoverability of the assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Amortization expense related to intangible assets was $22 million in 2015 and $14 million in both 2014 and 2013.

Based on acquisitions completed through December 31, 2015, intangible asset amortization expense is expected to be $25 million in both 2016 and 2017, $24 million in both 2018 and 2019, and $22 million in 2020.

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise).  The Company has chosen to perform this annual impairment assessment as of October 1 of each year.

In testing goodwill for impairment, the Company first assesses qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then the Company does not perform the two-step impairment test.  If the Company concludes otherwise, then it performs the first step of the two-step impairment test as described in ASC Topic 350.  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment assessment is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.  Based on the results of the annual assessment, the Company concluded that as of October 1, 2015, it was more likely than not that the fair value of its reporting units was greater than their carrying value (although the $22 million of goodwill at the Company’s Brazil reporting unit continues to be closely monitored due to recent trends and increased volatility experienced in this reporting unit, such as continued slow economic growth, heightened competition and possible future negative economic growth).

The results of the Company’s impairment testing in the fourth quarter of 2014 indicated that the estimated fair value of the Company’s Southern Cone of South America reporting unit was less than its carrying amount.  Therefore, the Company recorded a non-cash impairment charge of $33 million to write-off the remaining balance of goodwill for this reporting unit in 2014.

In testing indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired.  After assessing the qualitative factors, if the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then it would not be required to compute the fair value of the indefinite-lived intangible asset.  In the event the qualitative assessment leads the Company to conclude otherwise, then it would be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test in accordance with ASC subtopic 350-30.  In performing the qualitative analysis, the Company considers various factors including net sales derived from these intangibles and certain market and industry conditions.  Based on the results of this qualitative assessment, the Company concluded that as of October 1, 2015, it was more likely than not that the fair value of the indefinite-lived intangible assets was greater than their carrying value.

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

Hedging instruments — The Company uses derivative financial instruments principally to offset exposure to market risks arising from changes in commodity prices, foreign currency exchange rates and interest rates.  Derivative financial instruments used by the Company consist of commodity futures and option contracts, forward currency contracts and options, interest rate swap agreements and treasury lock agreements.  The Company enters into futures and option contracts, which are designated as hedges of specific volumes of commodities (primarily corn and natural gas) that will be purchased in a future month.  These derivative financial instruments are recognized in the Consolidated Balance Sheets at fair value.  The Company has also entered into interest rate swap agreements that effectively convert the interest rate on certain fixed rate debt to a variable interest rate and, on certain variable rate debt, to a fixed interest rate.  The Company periodically enters into treasury lock agreements to lock the benchmark rate for an anticipated fixed-rate borrowing.  See also Note 6 and Note 7 of the notes to the consolidated financial statements for additional information.

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of variable cash flows to be paid related to interest on variable rate debt, as a hedge of market variation in the benchmark rate for a future fixed rate debt issue, as a hedge of foreign currency cash flows associated with certain forecasted commercial transactions or loans, as a hedge of certain forecasted purchases of corn, natural gas or ethanol used in the manufacturing process (“a cash-flow hedge”), or as a hedge of the fair value of certain debt obligations (“a fair-value hedge”).  This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the Consolidated Balance Sheet, or to specific firm commitments or forecasted transactions.  For all hedging relationships, the Company documents the hedging relationships and its risk-management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed and a description of the method of measuring ineffectiveness.  The Company also formally assesses both, at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.  When it is determined that a derivative is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of floating-to-fixed interest rate swaps, treasury locks, commodity futures and option contracts or foreign currency forward contracts, swaps and options that are highly effective and that are designated and qualify as cash-flow hedges are recorded in other comprehensive income, net of applicable income taxes.  Realized gains and losses associated with changes in the fair value of interest rate swaps and treasury locks are reclassified from accumulated other comprehensive income (“AOCI”) to the Consolidated Statement of Income over the life of the underlying debt.  Gains and losses on hedges of foreign currency cash flows associated with certain forecasted commercial transactions or loans are reclassified from AOCI to the Consolidated Statement of Income when such transactions or obligations are settled.  Gains and losses on commodity hedging contracts are reclassified from AOCI to the Consolidated Statement of Income when the finished goods produced using the hedged item are sold.  The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk is generally 24 months.   Changes in the fair value of a fixed-to-floating interest rate swap agreement that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged debt obligation, are recorded in earnings.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a cash-flow hedge or a fair-value hedge is reported in earnings.

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

Earnings per common share — Basic earnings per common share is computed by dividing net income attributable to Ingredion by the weighted average number of shares outstanding, which totaled 71.6 million for 2015, 73.6 million for 2014 and 77.0 million for 2013.  Diluted earnings per share (EPS) is computed by dividing net income attributable to Ingredion by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options and other instruments associated with long-term incentive compensation plans.  The weighted average number of shares outstanding for diluted EPS calculations was 73.0 million, 74.9 million and 78.3 million for 2015, 2014 and 2013, respectively.  In 2015, 2014 and 2013, options to purchase approximately 0.3 million, 0.1 million and 0.4 million shares of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.

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

Recently adopted accounting standards — In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), for the purpose of simplifying the presentation of debt issuance costs.  This standard requires that debt issuance costs associated with a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt in the balance sheet, consistent with the recording of debt discounts.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and require an entity to apply the guidance on a retrospective basis.  Early adoption is permitted.  The Company adopted the amendments in this Update in the fourth quarter of 2015.  The adoption of the guidance in this Update did not have a material impact on the Company’s Consolidated Financial Statements.  See also Note 7.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement — Period Adjustments.  This Update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments are to be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.  The Company early adopted the amendments in this Update in the third quarter of 2015.  The adoption of the guidance in this Update did not have a material impact on the Company’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  This Update requires that deferred tax assets and liabilities be classified only as noncurrent in the balance sheet.  The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company early adopted the amendments in this Update in the fourth quarter of 2015 and applied its provisions prospectively.  The adoption of the guidance in this Update did not have a significant impact on total current assets or total current liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2015.

NOTE 3 — Acquisitions

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

On August 3, 2015, the Company completed its acquisition of Kerr Concentrates, Inc. (“Kerr”), a privately held producer of natural fruit and vegetable concentrates for $102 million in cash.  Kerr serves major food and beverage companies, flavor houses and ingredient producers from its manufacturing locations in Oregon and California.  The acquisition of Kerr provides the Company with the opportunity to expand its product portfolio.

The Company funded these acquisitions with proceeds from borrowings under its revolving credit agreement.  The results of the acquired operations are included in the Company’s consolidated results from the respective acquisition dates forward within the North America business segment.

For the Penford acquisition, the Company has finalized the purchase price allocation for all areas.  The finalization of income taxes in the fourth quarter of 2015 did not have a significant impact on previously estimated amounts.  For the Kerr acquisition, an allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates.  Assets acquired and liabilities assumed in the transactions were generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired.  Goodwill related to the Penford acquisition is not tax deductible for the Company.  The goodwill related to Kerr is tax deductible due to the structure of this acquisition.  The goodwill of $121 million for Penford and preliminary goodwill of $27 million for Kerr result from synergies and other operational benefits expected to be derived from the acquisitions.

The following table summarizes the finalized purchase price allocation for the acquisition of Penford and preliminary purchase price allocation for the acquisition of Kerr as of March 11, 2015 and August 3, 2015, respectively:

(in millions)	Penford	Kerr
Working capital (excluding cash)	$61	$37
Property, plant and equipment	86	8
Other assets	9	1
Identifiable intangible assets	121	29
Goodwill	121	27
Non-current liabilities assumed	(66)	—
Total purchase price	$332	$102

The identifiable intangible assets for the Penford acquisition include items such as customer relationships, proprietary technology, trade names, and noncompetition agreements. The fair values of these intangible assets were determined to be Level 3 under the fair value hierarchy.  Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for fair value estimates to be made in situations in which there is little, if any, market activity for an asset or liability at the measurement date.  The following table presents the fair values, valuation techniques, and estimated remaining useful life at the acquisition date for these Level 3 measurements (dollars in millions):

	Fair Value	Valuation Technique	Estimated Useful Life
Customer Relationships	$84	Multi-period excess earnings method	15-22 years

Trade Names	$17	Relief-from-royalty method	10 years to indefinite

Technology	$17	Relief-from-royalty method	6-11 years

Noncompetition Agreements	$3	Income Approach	2 years

The fair value of customer relationships, trade names, technology and noncompetition agreements were determined through the valuation techniques described above using various judgmental assumptions such as discount rates and customer attrition rates.

The fair values of property, plant and equipment associated with the Penford acquisition were determined to be Level 3 under the fair value hierarchy.  Property, plant and equipment values were estimated using either the cost or market approach.

Included in the results of the acquired businesses for 2015 were increases in cost of sales of $10 million (Penford for $6 million and Kerr for $4 million) relating to the sale of inventory that was adjusted to fair value at the acquisition dates in accordance with business combination accounting rules.

The Company also incurred $10 million of pre-tax acquisition and integration costs for 2015 associated with the Penford and Kerr transactions.

NOTE 4 — Sale of Canadian Plant

On December 15, 2015, the Company sold its manufacturing assets in Port Colborne, Ontario, Canada for $35 million in cash.  The Company recorded a pre-tax gain of $10 million on the sale, net of the write-off of goodwill of $2 million associated with the business.  Additionally, the Company recorded pre-tax restructuring charges of $4 million associated with the sale of the plant as described below.  The Company could incur pension-related charges and other costs associated with post-closing conditions in 2016 related to the plant sale.  Such charges, if any, are not expected to be significant.

NOTE 5 — Impairment and Restructuring Charges

On September 8, 2015, the Company announced that it plans to consolidate its manufacturing network in Brazil.  Plants in Trombudo Central and Conchal will be closed and production will be moved to plants in Balsa Nova and Mogi Guaçu, respectively.  The consolidation will begin early in 2016 and should be complete by the end of that year.  The Company recorded total pre-tax restructuring-related charges of $12 million related to these plant closures in 2015, consisting of a $10 million charge for impaired assets and $2 million of employee severance-related costs.  Additional restructuring costs, although not expected to be significant, could be incurred in the future as part of the plant shutdowns.

The Company also recorded pre-tax restructuring charges of $4 million in 2015, of which $2 million was for estimated employee severance-related costs, associated with the Port Colborne plant sale.

Additionally, the Company recorded a pre-tax restructuring charge of $12 million for employee severance-related costs associated with the Penford acquisition.

A summary of the Company’s severance accrual at December 31, 2015 is as follows (in millions):

Restructuring charges for employee severance-related costs:
Penford acquisition	$12
Brazil plant closures	2
Port Colborne plant sale	2
Sub-total	$16
Payments made to terminated employees	(6)
Balance in severance accrual at December 31, 2015	$10

The severance accrual at December 31, 2015 is expected to be paid within the next twelve months.

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise) as of October 1 of each year.   No goodwill impairment was recognized in the fourth quarter of 2015 related to the Company’s annual impairment testing.  The results of the Company’s impairment testing in the fourth quarter of 2014 indicated that the estimated fair value of the Company’s Southern Cone of South America reporting unit was less than its carrying amount.  Therefore, the Company recorded a non-cash impairment charge of $33 million in the fourth quarter of 2014 to write-off the remaining balance of goodwill for this reporting unit.

NOTE 6 — Financial Instruments, Derivatives and Hedging Activities

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

To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash-flow hedges.  Effective with the acquisition of Penford, the Company now produces and sells ethanol.  The Company now enters into futures contracts to hedge price risk associated with fluctuations in market prices of ethanol.  Unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Consolidated Balance Sheets as part of AOCI.  These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash-flow hedges are not significant.

At December 31, 2015 and 2014, AOCI included $21 million of losses (net of tax of $10 million) and $13 million of losses (net of tax of $6 million), respectively, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

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

Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of Treasury Lock agreements (“T-Locks”) and interest rate swaps.  The Company periodically enters into T-Locks to fix the benchmark component of the interest rate to be established for certain planned fixed-rate debt issuances.  The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash-flow hedges.  Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt.  The net gain or loss recognized in earnings during 2015, 2014 and 2013 was not significant.  The Company also, from time to time, enters into interest rate swap agreements that effectively convert the interest rate on certain fixed-rate debt to a variable rate.  These swaps call for the Company to receive interest at a fixed rate and to pay interest at a variable rate, thereby creating the equivalent of variable-rate debt.  The Company designates these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized in earnings.  The Company did not have any T-Locks outstanding at December 31, 2015 or 2014.  At December 31, 2015 and 2014, AOCI included $5 million of losses (net of income taxes of $2 million) and $7 million of losses (net of income taxes of $4 million), respectively, related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

In September 2014, the Company entered into interest rate swap agreements that effectively convert the interest rates on its 6.0 percent $200 million senior notes due April 15, 2017, its 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of its $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  The fair value of these interest rate swap agreements was $7 million and $13 million at December 31, 2015 and 2014, respectively, and is reflected in the Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

Foreign currency hedging:  Due to the Company’s global operations, including many emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At December 31, 2015, the Company had foreign currency forward sales contracts with an aggregate notional amount of $606 million and foreign currency forward purchase contracts with an aggregate notional amount of $287 million that hedged transactional exposures.  At December 31, 2014, the Company had foreign currency forward sales contracts with an aggregate notional amount of $150 million and foreign currency forward purchase contracts with an aggregate notional amount of $70 million that hedged transactional exposures.  The fair value of these derivative instruments were assets of $10 million and $1 million at December 31, 2015 and 2014, respectively.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. The amounts included in AOCI relating to these hedges at both December 31, 2015 and 2014 were not significant.

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

The fair value and balance sheet location of the Company’s derivative instruments accounted for as cash-flow hedges and presented gross are presented below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as cash-flow hedging instruments: (in millions)	Balance Sheet Location	At December 31, 2015	At December 31, 2014	Balance Sheet Location	At December 31, 2015	At December 31, 2014

Commodity and foreign currency contracts	Accounts receivable-net	$6	$15	Accounts payable	$33	$18

Commodity and foreign currency contracts	Other assets	5	1	Non-current liabilities	4	6
Total		$11	$16		$37	$24

At December 31, 2015, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 120 million bushels of corn and 28 million pounds of soybean oil.  The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 19 million mmbtu’s of natural gas at December 31, 2015.  Additionally at December 31, 2015, the Company had outstanding ethanol futures contracts that hedged the forecasted sale of approximately 3 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

Derivatives in	Amount of Gains (Losses) Recognized in OCI			Location of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI into Income
Cash-Flow Hedging Relationships	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Reclassified from AOCI into Income	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Commodity and foreign currency contracts	$(61)	$(41)	$(93)	Cost of Sales	$(43)	$(70)	$(57)
Interest rate contracts	—	—	—	Financing costs, net	(3)	(3)	(3)
Total	$(61)	$(41)	$(93)		$(46)	$(73)	$(60)

At December 31, 2015, AOCI included approximately $19 million of losses, net of income taxes of $9 million, on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory that includes previously hedged purchases of corn, natural gas and ethanol.  The Company expects the losses to be offset by changes in the underlying commodities cost.  Additionally at December 31, 2015, AOCI included $2 million of losses on settled T-Locks (net of income taxes of $1 million) and $2 million of losses related to foreign currency hedges (net of income taxes of $1 million), which are expected to be reclassified into earnings during the next twelve months.   Cash-flow hedges discontinued during 2015 or 2014 were not significant.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of December 31, 2015				As of December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$6	$6	$—	$—	$5	$5	$—	$—
Derivative assets	27	—	27	—	29	12	17	—
Derivative liabilities	37	19	18	—	23	6	17	—
Long-term debt	1,912	—	1,912	—	1,926	—	1,926	—

Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument.  Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.   Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for fair value estimates to be made in situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  Presented below are the carrying amounts and the fair values of the Company’s long-term debt at December 31, 2015 and 2014.

	2015		2014
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value

4.625% senior notes due November 1, 2020	$398	$420	$397	$427
1.8% senior notes due September 25, 2017	299	300	298	302
6.625% senior notes due April 15, 2037	254	302	254	312
6.0% senior notes due April 15, 2017	200	211	199	220
5.62% senior notes due March 25, 2020	200	218	200	222
3.2% senior notes repaid November 1, 2015	—	—	350	356
U.S. revolving credit facility due October 22, 2017	111	111	87	87
Term loan due January 10, 2017	350	350	—	—
Fair value adjustment related to hedged fixed rate debt instruments	7	—	13	—
Total long-term debt	$1,819	$1,912	$1,798	$1,926

NOTE 7 — Financing Arrangements

The Company had total debt outstanding of $1.84 billion and $1.82 billion at December 31, 2015 and 2014, respectively.  Short-term borrowings at December 31, 2015 and 2014 consist primarily of amounts outstanding under various unsecured local country operating lines of credit.

Short-term borrowings consist of the following at December 31:

(in millions)	2015	2014
Short-term borrowings in various currencies (at rates ranging from 2% to 6% for 2015 and 1% to 7% for 2014)	$19	$23

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

On July 10, 2015, the Company entered into a new Term Loan Credit Agreement to establish an 18-month, $350 million multi-currency senior unsecured term loan credit facility.  All borrowings under the term loan facility bear interest at a variable annual rate based on the LIBOR or base rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin.  Proceeds of $350 million from the new Term Loan Credit Agreement were used to repay borrowings outstanding under our Revolving Credit Agreement.

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

On November 2, 2015, the Company repaid its $350 million, 3.2 percent senior notes at the maturity date with proceeds from the Revolving Credit Agreement and cash on hand.

At December 31, 2015, there were $111 million of borrowings outstanding under the Revolving Credit Agreement.  In addition to borrowing availability under its Revolving Credit Agreement, the Company has approximately $409 million of unused operating lines of credit in the various foreign countries in which it operates.

Long-term debt, net of related discounts, premiums and debt issuance costs consists of the following at December 31:

(in millions)	2015	2014
4.625% senior notes due November 1, 2020	$398	$397
1.8% senior notes due September 25, 2017	299	298
6.625% senior notes due April 15, 2037	254	254
6.0% senior notes due April 15, 2017	200	199
5.62% senior notes due March 25, 2020	200	200
3.2% senior notes repaid November 1, 2015	—	350
U.S. revolving credit facility due October 22, 2017	111	87
Term loan due January 10, 2017	350	—
Fair value adjustment related to hedged fixed rate debt instruments	7	13
Total	$1,819	$1,798
Less: current maturities	—	—
Long-term debt	$1,819	$1,798

In the fourth quarter of 2015, the Company early adopted the provisions of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs associated with a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt in the balance sheet.  Accordingly, at December 31, 2015 and 2014, debt issuance costs of $5 million and $6 million, respectively, that otherwise would have been reported as other assets are classified as reductions of the carrying values of the related debt obligations.  Deferred costs associated with the Company’s Revolving Credit Agreement remain in other assets.

The Company’s long-term debt matures as follows: $961 million in 2017, $600 million in 2020 and $250 million in 2037.  The Company’s long-term debt at December 31, 2014 included $350 million of 3.2 percent senior notes that were repaid at maturity in November 2015.  These borrowings were included in long-term debt at December 31, 2014 as the Company had the ability and intent to refinance the notes on a long-term basis prior to the maturity date.

Ingredion Incorporated guarantees certain obligations of its consolidated subsidiaries.  The amount of the obligations guaranteed aggregated $204 million and $214 million at December 31, 2015 and 2014, respectively.

NOTE 8 - Leases

The Company leases rail cars, certain machinery and equipment, and office space under various operating leases.  Rental expense under operating leases was $52 million, $47 million and $47 million in 2015, 2014 and 2013, respectively.  Minimum lease payments due on non-cancellable leases existing at December 31, 2015 are shown below:

(in millions)
Year	Minimum Lease Payments
2016	$44
2017	38
2018	33
2019	28
2020	20
Balance thereafter	56

NOTE 9 - Income Taxes

The components of income before income taxes and the provision for income taxes are shown below:

(in millions)	2015	2014	2013
Income before income taxes:
United States	$109	$83	$138
Foreign	490	437	409
Total	$599	$520	$547
Provision for income taxes:
Current tax expense
US federal	$26	$8	$5
State and local	3	1	3
Foreign	164	159	106
Total current	$193	$168	$114
Deferred tax expense (benefit)
US federal	$(8)	$(16)	$11
State and local	(1)	(2)	(2)
Foreign	3	7	21
Total deferred	$(6)	$(11)	$30
Total provision for income taxes	$187	$157	$144

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities.  Significant temporary differences at December 31, 2015, and 2014 are summarized as follows:

(in millions)	2015	2014
Deferred tax assets attributable to:
Employee benefit accruals	$34	$23
Pensions and postretirement plans	30	30
Derivative contracts	14	9
Net operating loss carryforwards	13	19
Foreign tax credit carryforwards	3	—
Other	38	30
Gross deferred tax assets	$132	$111
Valuation allowance	(12)	(11)
Net deferred tax assets	$120	$100
Deferred tax liabilities attributable to:
Property, plant and equipment	$193	$194
Identified intangibles	59	34
Gross deferred tax liabilities	$252	$228
Net deferred tax liabilities	$132	$128

Of the $13 million of tax-effected net operating loss carryforwards at December 31, 2015, approximately $9 million are for state loss carryforwards.  Income tax accounting requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, tax carryovers and projected future taxable income.  At December 31, 2015, the Company maintains valuation allowances of $9 million for state loss carryforwards and $3 million for foreign loss carryforwards that management has determined will more likely than not expire prior to realization.

A reconciliation of the US federal statutory tax rate to the Company’s effective tax rate follows:

	2015	2014	2013
Provision for tax at US federal statutory rate	35.00%	35.00%	35.00%
Tax rate difference on foreign income	(5.75)	(6.26)	(5.28)
State and local taxes — net	0.28	0.13	0.35
Nondeductible goodwill impairment - Southern Cone	—	2.18	—
Tax impact of fluctuations in Mexican Pesos to US Dollar	2.87	1.30	—
Other items — net	(1.18)	(2.16)	(3.74)
Provision at effective tax rate	31.22%	30.19%	26.33%

The Company has significant operations in Canada, Mexico and Thailand where the statutory tax rates are 25 percent, 30 percent and 20 percent in 2015, respectively. In addition, the Company’s subsidiary in Brazil has a statutory tax rate of 34 percent, before local incentives that vary each year.

The Company has determined that the US dollar is the functional currency for its subsidiaries in Mexico.  Because of the decline in the value of the Mexican peso versus the US dollar in 2015 and 2014, the Mexican tax provision includes increased tax expense of approximately $17 million or 2.87 percentage points on the effective tax rate in 2015, and $7 million or 1.3 percentage points on the effective tax rate in 2014.  These impacts are largely associated with foreign currency transaction gains for local tax purposes on net US dollar monetary assets held in Mexico for which there is no corresponding gain in pre-tax income.

During 2015, an audit was settled at a National Starch subsidiary related to a pre-acquisition period for which we are indemnified by Akzo Nobel N.V. (“Akzo”).  In the third quarter of 2014, the Company recognized increased tax expense to reserve approximately $7 million ($5 million of tax and $2 million of interest) or 1.3 percentage points in the effective tax rate for the audit.  In the third quarter of 2015 the reserve was reduced by approximately $4 million ($3 million of tax and $1 million of interest) which resulted in a decrease of 0.7 percentage points in the 2015 effective tax rate.  These impacts are included in the rate reconciliation within “Other items-net”.  The $7 million of tax expense and $4 million of reduced tax expense were recorded in the tax provision of the subsidiary, while the reimbursement from Akzo under the indemnity is recorded as other income-net, which results in no impact in net income for all periods.

Provisions are made for estimated US and foreign income taxes, less credits that may be available, on distributions from foreign subsidiaries to the extent dividends are anticipated.  No provision has been made for income taxes on approximately $2.4 billion of undistributed earnings of foreign subsidiaries at December 31, 2015, as such amounts are considered permanently reinvested.  It is not practicable to estimate the additional income taxes, including applicable withholding taxes and credits that would be due upon the repatriation of these earnings.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for 2015 and 2014 is as follows:

(in millions)	2015	2014
Balance at January 1	$23	$34
Additions for tax positions related to prior years	—	6
Reductions for tax positions related to prior years	(10)	(5)
Additions based on tax positions related to the current year	1	—
Reductions related to a lapse in the statute of limitations	(2)	(12)
Balance at December 31	$12	$23

Of the $12 million of unrecognized tax benefits at December 31, 2015, $3 million represents the amount that, if recognized, would affect the effective tax rate in future periods.  The remaining $9 million would include an offset of $12 million of foreign tax credit carryforwards that would otherwise be created as part of the Canada and US audit process described below.

The Company accounts for interest and penalties related to income tax matters within the provision for income taxes.  The Company has accrued $4 million of interest expense related to the unrecognized tax benefits as of December 31, 2015.  The accrued interest expense was $6 million and accrued penalties were $1 million as of December 31, 2014.

The Company is subject to US federal income tax as well as income tax in multiple state and non-US jurisdictions.  The US federal tax returns are subject to audit for the years 2012 to 2015.  In general, the Company’s foreign subsidiaries remain subject to audit for years 2009 and later.

During 2014, the US and Canadian tax authorities reached an agreement that settled the issues for the years 2000 through 2003.  The Company continues to pursue relief from double taxation under the US and Canadian tax treaty for the remaining years 2004-2015, and it is possible but not assured, that a conclusion could be reached on the remaining periods within 12 months of December 31, 2015.  The Company believes that it has adequately provided for the most likely outcome of the settlement process.

It is also reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2015.  The Company has classified $1 million of the unrecognized tax benefits as current because they are expected to be resolved within the next twelve months.

NOTE 10 – Benefit Plans

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

Certain US salaried employees are covered by a defined benefit “cash balance” pension plan, which provides benefits based on service credits to the participating employees’ accounts of between 3 percent and 10 percent of base salary, bonus and overtime.

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

During the first quarter of 2015, the Company amended one of its pension plans in Canada to eliminate future benefit accruals for the plan effective April 30, 2015.  This plan curtailment resulted in an improvement in the funded status of the plan by approximately $9 million in the first quarter.  The impact of this plan curtailment on net periodic benefit cost for the year ended December 31, 2015 was not significant. Also during the first quarter of 2015, the Company acquired certain pension and postretirement obligations and related assets as part of the Penford acquisition.

In the fourth quarter of 2014, the Company amended its retiree medical plan in the US for salaried employees.  This amendment provided that employees must meet certain age and years of service requirements through December 31, 2014 in order to continue to participate in the plan.  As such, the number of eligible employees was significantly reduced.  Eligible US salaried employees are provided with access to postretirement medical insurance through retirement healthcare spending accounts. US salaried employees accrue an account during employment, which can be used after employment to purchase postretirement medical insurance from the Company prior to age 65 and Medigap or Medicare HMO policies after age 65. The accounts are credited with a flat dollar amount and indexed for inflation annually during employment. These credits ceased after December 31, 2014.  The accounts also accrue interest credits using a rate equal to a specified amount above the yield on five-year US Treasury notes. Employees can use the amounts accumulated in these accounts, including credited interest, to purchase postretirement medical insurance. Employees become eligible for benefits when they meet minimum age and service requirements. The Company recognizes the cost of these postretirement benefits by accruing a flat dollar amount on an annual basis for each US salaried employee.

Pension Obligation and Funded Status – The changes in pension benefit obligations and plan assets during 2015 and 2014, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2015 and 2014, were as follows:

	US Plans		Non-US Plans
(in millions)	2015	2014	2015	2014
Benefit obligation
At January 1	$314	$293	$267	$250
Service cost	8	7	4	6
Interest cost	14	13	12	14
Benefits paid	(15)	(17)	(11)	(11)
Actuarial (gain) loss	(26)	22	(4)	33
Business combinations / transfers	73	—	—	(2)
Curtailment / settlement / amendments	(9)	(4)	(11)	—
Foreign currency translation	—	—	(38)	(23)
Benefit obligation at December 31	$359	$314	$219	$267
Fair value of plan assets
At January 1	$313	$297	$232	$223
Actual return on plan assets	(2)	30	16	28
Employer contributions	11	6	5	11
Benefits paid	(15)	(17)	(11)	(11)
Plan settlements	(9)	(3)	—	—
Business combinations	56	—	—	—
Foreign currency translation	—	—	(36)	(19)
Fair value of plan assets at December 31	$354	$313	$206	$232
Funded status	$(5)	$(1)	$(13)	$(35)

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2015 and 2014 were as follows:

	US Plans		Non-US Plans
(in millions)	2015	2014	2015	2014
Other assets	$18	$12	$32	$18
Accrued liabilities	(1)	(1)	(3)	(1)
Non-current liabilities	(22)	(12)	(42)	(52)
Net liability recognized	$(5)	$(1)	$(13)	$(35)

Amounts recognized in accumulated other comprehensive loss, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2015 and 2014 were as follows:

	US Plans		Non-US Plans
(in millions)	2015	2014	2015	2014
Net actuarial loss	$19	$19	$48	$69
Transition obligation	—	—	2	2
Prior service credit	(2)	(2)	(1)	(1)
Net amount recognized	$17	$17	$49	$70

The decrease in the net amount recognized in accumulated comprehensive loss at December 31, 2015 for the Non-US plans, as compared to December 31, 2014, is largely due to an increase in discount rates used to measure the Company’s obligations under its pension plans in addition to the effect of the curtailment described above.

The accumulated benefit obligation for all defined benefit pension plans was $541 million and $527 million at December 31, 2015 and 2014, respectively.

Information about plan obligations and assets for plans with an accumulated benefit obligation in excess of plan assets is as follows:

	US Plans		Non-US Plans
(in millions)	2015	2014	2015	2014
Projected benefit obligation	$164	$9	$47	$54
Accumulated benefit obligation	158	8	38	43
Fair value of plan assets	141	—	2	2

Components of net periodic benefit cost consist of the following for the years ended December 31, 2015, 2014 and 2013:

	US Plans			Non-US Plans
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$8	$7	$8	$4	$6	$9
Interest cost	14	13	11	12	14	12
Expected return on plan assets	(24)	(21)	(18)	(13)	(14)	(12)
Amortization of actuarial loss	1	1	2	3	3	5
Settlement gain	(1)	—	—	—	—	—
Net periodic benefit cost	$(2)	$—	$3	$6	$9	$14

For the US plans, the Company estimates that net periodic benefit cost for 2016 will include approximately $1 million relating to the amortization of its accumulated actuarial loss included in accumulated other comprehensive loss at December 31, 2015.

For the non-US plans, the Company estimates that net periodic benefit cost for 2016 will include approximately $1 million relating to the amortization of its accumulated actuarial loss.

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

Total amounts recorded in other comprehensive income and net periodic benefit cost during 2015 was as follows:

(in millions, pre-tax)	US Plans	Non-US Plans
Net actuarial gain	$—	$(18)
Amortization of actuarial loss	(1)	(3)
Settlement gain	1	—
Total recorded in other comprehensive income	—	(21)
Net periodic benefit cost	(2)	6
Total recorded in other comprehensive income and net periodic benefit cost	$(2)	$(15)

The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	US Plans		Non-US Plans
	2015	2014	2015	2014
Discount rate	4.54%	4.00%	4.57%	4.47%
Rate of compensation increase	4.71%	4.31%	3.73%	3.76%

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

	US Plans			Non-US Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	4.60%	3.60%	4.47%	5.60%	4.88%
Expected long-term return on plan assets	7.00%	7.25%	7.25%	6.48%	6.82%	6.69%
Rate of compensation increase	4.31%	4.22%	4.19%	3.76%	4.39%	4.35%

For 2016 and 2015, the Company has assumed an expected long-term rate of return on assets of 5.75 percent and 7.00 percent for US plans and approximately 5.00 percent and 6.00 percent for Canadian plans, respectively.  In developing the expected long-term rate of return assumption on plan assets, which consist mainly of US and Canadian equity and debt securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent actuaries and investment consultants, and historical trends in long-term inflation rates.  Projected return estimates made by such consultants are based upon broad equity and bond indices.  The decrease in expected long-term rate of return on assets is due to the expected change in our investment approach and related asset allocation during 2016 to a liability-driven investment approach.  As a result, a higher proportion of investments are expected to be in interest-sensitive investments (fixed income) as compared to the current investment strategy for the US and Canada pension plans.

The discount rate reflects a rate of return on high-quality fixed income investments that match the duration of the expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption. In 2016, we are changing the method used to estimate the service and interest cost components of net periodic benefit cost for certain of our defined benefit pension and postretirement benefit plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. For 2016, we have elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

Plan Assets – The Company’s investment policy for its pension plans is to balance risk and return through diversified portfolios of equity instruments, fixed income securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. For US pension plans, the weighted average target range allocation of assets was 38-72 percent in equities, 31-58 percent in fixed income and 1-3 percent in cash and other short-term investments. The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate.  The Company anticipates increasing its target allocation of assets in fixed income portfolios in the future due to the funded nature of the US and Canada plans.

The Company’s weighted average asset allocation as of December 31, 2015 and 2014 for US and non-US pension plan assets is as follows:

	US Plans		Non-US Plans
Asset Category	2015	2014	2015	2014
Equity securities	62%	62%	49%	50%
Debt securities	37%	37%	38%	40%
Cash and other	1%	1%	13%	10%
Total	100%	100%	100%	100%

The fair values of the Company’s plan assets at December 31, 2015, by asset category and level in the fair value hierarchy are as follows:

	Fair Value Measurements at December 31, 2015
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
Asset Category	Assets	Inputs	Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total
US Plans:
Equity index:
US (a)		$181		$181
International (b)		32		32
Real estate (c)		5		5
Fixed income index:
Intermediate bond (d)		68		68
Long bond (e)		64		64
Cash (f)		4		4
Total US Plans		$354		$354
Non-US Plans:
Equity index:
US (a)		$36		$36
Canada (g)		28		28
International (b)		35		35
Fixed income index:
Intermediate bond (d)		1		1
Long bond (h)		79		79
Other (i)		25		25
Cash (f)	2			2
Total Non-US Plans	$2	$204		$206

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

In 2015, the Company made cash contributions of $11 million and $5 million to its US and non-US pension plans, respectively.  The Company anticipates that in 2016 it will make cash contributions of $1 million and $4 million to its US and non-US pension plans, respectively. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets. The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	US Plans	Non-US Plans
2016	$19	$16
2017	22	11
2018	22	10
2019	23	11
2020	24	11
Years 2021 - 2025	128	61

The Company and certain subsidiaries also maintain defined contribution plans. The Company makes matching contributions to these plans that are subject to certain vesting requirements and are based on a percentage of employee contributions. Amounts charged to expense for defined contribution plans totaled $17 million, $17 million and $15 million in 2015, 2014 and 2013, respectively.

Postretirement Benefit Plans — The Company’s postretirement benefit plans currently are not funded. The information presented below includes plans in the United States, Brazil, and Canada. The changes in the benefit obligations of the plans during 2015 and 2014, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2015 and 2014, are as follows:

(in millions)	2015	2014
Accumulated postretirement benefit obligation
At January 1	$47	$57
Service cost	1	3
Interest cost	3	4
Plan amendment	1	(16)
Actuarial (gain) loss	(1)	4
Business combinations / transfers	21	—
Benefits paid	(3)	(3)
Foreign currency translation	(5)	(2)
At December 31	$64	$47
Fair value of plan assets	—	—
Funded status	$(64)	$(47)

Amounts recognized in the Consolidated Balance Sheet consist of:

(in millions)	2015	2014
Accrued liabilities	$(4)	$(3)
Non-current liabilities	(60)	(44)
Net liability recognized	$(64)	$(47)

Amounts recognized in accumulated other comprehensive (income) loss, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2015 and 2014 were as follows:

(in millions)	2015	2014
Net actuarial loss	$7	$9
Prior service credit	(11)	(15)
Net amount recognized	$(4)	$(6)

Components of net periodic benefit cost consisted of the following for the years ended December 31, 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Service cost	$1	$3	$3
Interest cost	3	4	4
Amortization of prior service credit	(2)	—	1
Net periodic benefit cost	$2	$7	$8

The Company estimates that postretirement benefit expense for these plans for 2016 will include approximately $3 million relating to the amortization of the prior service credit included in accumulated other comprehensive income at December 31, 2015.

Total amounts recorded in other comprehensive income and net periodic benefit cost during 2015 was as follows:

(in millions, pre-tax)	2015
Net actuarial gain	$(2)
Amortization of prior service credit	2
New prior service cost	2
Total recorded in other comprehensive income	2
Net periodic benefit cost	2
Total recorded in other comprehensive income and net periodic benefit cost	$4

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2015	2014
Discount rate	5.30%	5.70%

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2015	2014	2013
Discount rate	5.70%	6.47%	5.44%

The discount rate reflects a rate of return on high-quality fixed-income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligations are established based upon actual healthcare trends and consultation with actuaries and benefit providers.  The following assumptions were used as of December 31, 2015:

	US	Canada	Brazil
2015 increase in per capita cost	6.90%	6.90%	8.66%
Ultimate trend	4.50%	4.50%	8.66%
Year ultimate trend reached	2037	2031	2015

The sensitivities of service cost and interest cost and year-end benefit obligations to changes in healthcare cost trend rates for the postretirement benefit plans as of December 31, 2015 are as follows:

2015
One-percentage point increase in trend rates:
• Increase in service cost and interest cost components	$0.5 million
• Increase in year-end benefit obligations	$6.0 million

2015
One-percentage point decrease in trend rates:
• Decrease in service cost and interest cost components	$0.3 million
• Decrease in year-end benefit obligations	$5.0 million

The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)
2016	$4
2017	4
2018	4
2019	4
2020	5
Years 2021 - 2025	$24

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

The Company is required to make contributions to this plan as determined by the terms and conditions of the collective bargaining agreements and plan terms. For the years ended December 31, 2015, 2014 and 2013, the Company made regular contributions of $12 million for each year to this multi-employer plan.  The Company cannot currently estimate the amount of multiemployer plan contributions that will be required in 2016 and future years, but these contributions could increase due to healthcare cost trends.

NOTE 11 — Supplementary Information

Balance Sheets

(in millions)	2015	2014
Accounts receivable — net:
Accounts receivable — trade	$672	$655
Accounts receivable — other	108	111
Allowance for doubtful accounts	(5)	(4)
Total accounts receivable — net	$775	$762
Inventories:
Finished and in process	$438	$428
Raw materials	229	225
Manufacturing supplies	48	46
Total inventories	$715	$699
Accrued liabilities:
Compensation-related costs	$84	$74
Income taxes payable	46	36
Dividends payable	33	31
Accrued interest	14	16
Taxes payable other than income taxes	34	36
Other	89	75
Total accrued liabilities	$300	$268
Non-current liabilities:
Employees’ pension, indemnity and postretirement	$142	$126
Other	28	31
Total non-current liabilities	$170	$157

Statements of Income

(in millions)	2015	2014	2013
Other income - net:
Gain from sale of plant	$10	$—	$—
Legal settlement	(7)	—	—
Income tax indemnification (expense) income (a)	(4)	7	—
Gain from sale of investment	—	5	—
Gain from sale of idled plant	—	3	—
Other	2	9	16
Other income - net	$1	$24	$16

(a)         Amount fully offset by $4 million of benefit and $7 million of expense recorded in the income tax provision for 2015 and 2014, respectively.

Financing costs-net:
Interest expense, net of amounts capitalized (a)	$69	$73	$74
Interest income	(14)	(13)	(11)
Foreign currency transaction losses	6	1	3
Financing costs-net	$61	$61	$66

(a)  Interest capitalized amounted to $2 million, $2 million and $4 million in 2015, 2014 and 2013, respectively.

Statements of Cash Flow:

(in millions)	2015	2014	2013
Other non-cash charges to net income:
Mechanical stores expense (a)	$57	$56	$48
Share-based compensation expense	21	19	17
Other	18	(7)	9
Total other non-cash charges to net income	$96	$68	$74

(a) Represents spare parts used in the production process. Such spare parts are recorded in PP&E as part of machinery and equipment until they are utilized in the manufacturing process and expensed as a period cost.

(in millions)	2015	2014	2013
Interest paid	$52	$59	$61
Income taxes paid	158	94	135

NOTE 12 - Equity

Preferred stock:

The Company has authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding at December 31, 2015 and 2014.

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

In 2015, the Company repurchased 435 thousand common shares in open market transactions at a cost of approximately $34 million.

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

The Company also reacquired 4,611, 8,738 and 21,629 shares of its common stock during 2015, 2014 and 2013, respectively, by both repurchasing shares from employees under the stock incentive plan and through the cancellation of forfeited restricted stock.  The Company repurchased shares from employees at average purchase prices of $76.28, $61.05 and $44.55, or fair value at the date of purchase, during 2015, 2014 and 2013, respectively.  All of the acquired shares are held as common stock in treasury, less shares issued to employees under the stock incentive plan.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2013, 2014 and 2015:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Outstanding
Balance at December 31, 2012	77,142	110	77,032
Issuance of restricted stock units as compensation	6	(3)	9
Issuance under incentive and other plans	130	(43)	173
Stock options exercised	395	(110)	505
Purchase/acquisition of treasury stock	—	3,407	(3,407)
Balance at December 31, 2013	77,673	3,361	74,312
Issuance of restricted stock units as compensation	89	(24)	113
Issuance under incentive and other plans	49	(63)	112
Stock options exercised	—	(618)	618
Purchase/acquisition of treasury stock	—	3,833	(3,833)
Balance at December 31, 2014	77,811	6,489	71,322
Issuance of restricted stock units as compensation	—	(102)	102
Issuance under incentive and other plans	—	(75)	75
Stock options exercised	—	(556)	556
Purchase/acquisition of treasury stock	—	439	(439)
Balance at December 31, 2015	77,811	6,195	71,616

Share-based payments:

The following table summarizes the components of the Company’s share-based compensation expense for the last three years:

(in millions)	2015	2014	2013
Stock options:
Pre-tax compensation expense	$7	$7	$6
Income tax (benefit)	(3)	(3)	(2)
Stock option expense, net of income taxes	4	4	4

RSUs and RSAs:
Pre-tax compensation expense	9	8	7
Income tax (benefit)	(3)	(3)	(3)
RSU and RSA compensation expense, net of income taxes	6	5	4

Performance shares and other share-based awards:
Pre-tax compensation expense	5	4	4
Income tax (benefit)	(2)	(1)	(1)
Performance shares and other share-based compensation expense, net of income taxes	3	3	3

Total share-based compensation:
Pre-tax compensation expense	21	19	17
Income tax (benefit)	(8)	(7)	(6)
Total share-based compensation expense, net of income taxes	$13	$12	$11

The Company has a stock incentive plan (“SIP”) administered by the compensation committee of its Board of Directors that provides for the granting of stock options, restricted stock, restricted stock units and other share-based awards to certain key employees.  A maximum of 8 million shares were originally authorized for awards under the SIP.  As of December 31, 2015, 5.2 million shares were available for future grants under the SIP.  Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.

The Company grants nonqualified options to purchase shares of the Company’s common stock.  The stock options have a ten-year life and are exercisable upon vesting, which occurs evenly over a three-year period at the anniversary dates of the date of grant.  Compensation expense is generally recognized on a straight-line basis for awards.  As of December 31, 2015, certain of these nonqualified options have been forfeited due to the termination of employees.

The fair value of stock option awards was estimated at the grant dates using the Black-Scholes option-pricing model with the following assumptions:

	2015	2014	2013
Expected life (in years)	5.5	5.5	5.8
Risk-free interest rate	1.36%	1.6%	1.1%
Expected volatility	25.19%	30.3%	32.6%
Expected dividend yield	2.0%	2.8%	1.6%

The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on historical dividend payments. The weighted average fair value of options granted during 2015, 2014 and 2013 was estimated to be $16.04, $12.99 and $17.87, respectively.

A summary of stock option transactions for the year follows:

(shares in thousands)	Stock Option Shares	Weighted Average per Share Exercise Price for Stock Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	2,889	$46.84	6.17	$110
Granted	336	82.28
Exercised	(559)	38.27
Forfeited / Expired	(15)	52.44
Outstanding at December 31, 2015	2,651	$52.93	5.96	$114
Exercisable at December 31, 2015	1,755	$44.76	4.75	$90

The intrinsic values of stock options exercised during 2015, 2014 and 2013 were approximately $27 million, $26 million and $20 million, respectively.  For the years ended December 31, 2015, 2014 and 2013, cash received from the exercise of stock options was $21 million, $20 million and $14 million, respectively.  The excess income tax benefit realized from share-based compensation was $8 million, $6 million and $5 million in 2015, 2014 and 2013, respectively.  As of December 31, 2015, the unrecognized compensation cost related to non-vested stock options totaled $7 million, which is expected to be amortized over the weighted-average period of approximately 1.6 years.

In addition to stock options, the Company awards shares of restricted common stock (“restricted shares”) and restricted stock units (“restricted units”) to certain key employees.  The restricted shares and restricted units issued under the plan are subject to cliff vesting, generally after three to five years provided the employee remains in the service of the Company.  Expense is generally recognized on a straight-line basis over the vesting period taking into account an estimated forfeiture rate.  The fair value of the restricted stock and restricted units is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.

The following table summarizes restricted share and restricted unit activity for the year:

(shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value per Share	Number of Restricted Units	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2014	16	$27.94	434	$59.61
Granted	—	—	169	82.41
Vested	(14)	28.75	(155)	54.90
Forfeited	—	—	(9)	65.01
Non-vested at December 31, 2015	2	$21.42	439	$69.96

The total fair value of restricted units that vested in 2015, 2014 and 2013 was $13 million, $11 million and $1 million, respectively.  The total fair value of restricted shares that vested in 2015, 2014 and 2013 was $1 million, $2 million and $2 million, respectively.

At December 31, 2015, the total remaining unrecognized compensation cost related to restricted units was $14 million which will be amortized on a weighted-average basis over approximately 1.8 years.  Unrecognized compensation cost related to restricted shares was insignificant at December 31, 2015.  Recognized compensation cost related to unvested restricted share and restricted stock unit awards is included in share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $17 million and $16 million at December 31, 2015 and 2014, respectively.

Other share-based awards under the SIP:

Under the compensation agreement with the Board of Directors at least 50 percent of a director’s compensation is awarded in shares of common stock or restricted units based on each director’s election to receive his or her compensation or a portion thereof in the form of restricted units.  These restricted units vest immediately, but cannot be transferred until a date not less than six months after the director’s termination of service from the board at which time the restricted units will be settled by delivering shares of common stock.  The compensation expense relating to this plan included in the Consolidated Statements of Income was approximately $1 million in 2015, 2014 and 2013.  At December 31, 2015, there were approximately 176,000 restricted units outstanding under this plan at a carrying value of approximately $8 million.

The Company has a long-term incentive plan for senior management in the form of performance shares.  The ultimate payments for performance shares awarded in 2013, 2014 and 2015 to be paid in 2016, 2017 and 2018 will be based solely on the Company’s stock performance as compared to the stock performance of a peer group.  Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model.  The total compensation expense for these awards is amortized over a three-year service period.  As of December 31, 2015, the unrecognized compensation cost relating to these plans was $2 million, which will be amortized over the remaining requisite service periods of 1 to 2 years.  Recognized compensation cost related to these unvested awards is included in share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $7 million and $6 million at December 31, 2015 and 2014, respectively.

A summary of accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2014 and 2015 is presented below:

(in millions)	Cumulative Translation Adjustment	Deferred Gain/(Loss) on Hedging Activities	Pension/ Postretirement Adjustment	Unrealized Gain (Loss) on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(335)	$(17)	$(121)	$(2)	$(475)
Losses on cash-flow hedges, net of income tax effect of $29		(64)			(64)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $19		41			41
Actuarial gains on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $32			63		63
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax of $3			5		5
Unrealized gain on investment, net of income tax effect				1	1
Currency translation adjustment	(154)				(154)
Balance, December 31, 2013	$(489)	$(40)	$(53)	$(1)	$(583)
Losses on cash-flow hedges, net of income tax effect of $12		(29)			(29)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $23		50			50
Actuarial losses on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $5			(12)		(12)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $1			4		4
Currency translation adjustment	(212)				(212)
Balance, December 31, 2014	$(701)	$(19)	$(61)	$(1)	$(782)
Losses on cash-flow hedges, net of income tax effect of $19		(42)			(42)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $14		32			32
Actuarial gains on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $5			13		13
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			1		1
Currency translation adjustment	(324)				(324)
Balance, December 31, 2015	$(1,025)	$(29)	$(47)	$(1)	$(1,102)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in Consolidated Statements
(in millions)	2015	2014	2013	of Income
Gains (losses) on cash-flow hedges:
Commodity and foreign currency contracts	$(43)	$(70)	$(57)	Cost of sales
Interest rate contracts	(3)	(3)	(3)	Financing costs, net
Losses related to pension and other postretirement obligations	(1)	(5)	(8)	(a)
Total before tax reclassifications	$(47)	$(78)	$(68)
Income tax benefit	14	24	22
Total after-tax reclassifications	$(33)	$(54)	$(46)

(a) This component is included in the computation of net periodic benefit cost and affects both cost of sales and SG&A expenses on the Consolidated Statements of Income.

The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	2015			2014			2013
	Net Income			Net Income			Net Income
	Available	Weighted		Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$402.2	71.6	$5.62	$354.9	73.6	$4.82	$395.7	77.0	$5.14

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs, RSAs and other awards		1.4			1.3			1.3

Diluted EPS	$402.2	73.0	$5.51	$354.9	74.9	$4.74	$395.7	78.3	$5.05

NOTE 13 - Segment Information

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

(in millions)	2015	2014	2013
Net sales to unaffiliated customers:
North America	$3,345	$3,093	$3,647
South America	1,013	1,203	1,334
Asia Pacific	733	794	805
EMEA	530	578	542
Total	$5,621	$5,668	$6,328
Operating income:
North America	$479	$375	$401
South America	101	108	116
Asia Pacific	107	103	97
EMEA (a)	93	95	74
Corporate (b)	(75)	(65)	(75)
Subtotal	705	616	613
Impairment / restructuring charges (c)	(28)	(33)	—
Acquisition / integration costs	(10)	(2)	—
Charge for fair value mark-up of acquired inventory	(10)	—	—
Litigation settlement	(7)	—	—
Gain from sale of Canadian plant	10	—	—
Total	$660	$581	$613
Total assets:
North America	$3,163	$2,901	$3,001
South America	714	923	1,088
Asia Pacific	716	711	711
EMEA	481	550	553
Total	$5,074	$5,085	$5,353
Depreciation and amortization:
North America	$123	$111	$112
South America	30	38	41
Asia Pacific	23	26	25
EMEA	18	20	16
Total	$194	$195	$194
Capital expenditures:
North America	$158	$130	$141
South America	61	90	76
Asia Pacific	36	30	28
EMEA	25	26	53
Total	$280	$276	$298

(a)         For 2014, includes a $3 million gain from the sale of an idled plant in Kenya.

(b)         For 2015, includes $4 million of expense relating to a tax indemnification agreement with offsetting income of $4 million recorded in the provision for income taxes.  For 2014, includes $7 million of income relating to this tax indemnification agreement with an offsetting expense of $7 million recorded in the provision for income taxes (see Note 9).

(c)          For 2015, includes $12 million of charges for impaired assets and restructuring costs in Brazil, $12 million of restructuring costs associated with the Penford acquisition and $4 million of restructuring costs in Canada.  For 2014, includes a $33 million write-off of impaired goodwill in the Southern Cone of South America.

The following table presents net sales to unaffiliated customers by country of origin for the last three years:

	Net Sales
(in millions)	2015	2014	2013
United States	$1,983	$1,681	$1,970
Mexico	945	955	1,130
Brazil	452	591	670
Canada	417	457	547
Korea	276	295	301
Argentina	252	262	305
Others	1,296	1,427	1,405
Total	$5,621	$5,668	$6,328

The following table presents long-lived assets (excluding intangible assets and deferred income taxes) by country at December 31:

	Long-lived Assets
(in millions)	2015	2014	2013
United States	$920	$803	$815
Mexico	292	296	296
Brazil	196	294	321
Canada	126	154	181
Germany	114	133	151
Thailand	111	105	112
Korea	83	88	91
Argentina	64	82	92
Others	200	214	219
Total	$2,106	$2,169	$2,278

NOTE 14 — Commitments and Contingencies

As previously reported, on April 22, 2011, Western Sugar and two other sugar companies filed a complaint in the U.S. District Court for the Central District of California against the Corn Refiners Association (“CRA”) and certain of its member companies, including the Company, alleging false and/or misleading statements relating to high fructose corn syrup in violation of the Lanham Act.  On September 4, 2012, the Company and the other CRA member companies filed a counterclaim against the Sugar Association. The counterclaim alleged that the Sugar Association had made false and misleading statements that processed sugar differs from high fructose corn syrup in ways that are beneficial to consumers’ health (i.e., that consumers will be healthier if they consume foods and beverages containing processed sugar instead of high fructose corn syrup). The complaint and the counterclaim each sought injunctive relief and unspecified damages.  On November 20, 2015 the parties to this lawsuit entered into a confidential settlement agreement.  The lawsuit, including the complaint and the counterclaim, was dismissed with prejudice, and the Company made a settlement payment of approximately $7 million.

The Company is a party to a large number of labor claims relating to its Brazilian operations.  The Company has reserved an aggregate of approximately $3 million as of December 31, 2015 in respect of these claims.  These labor claims primarily relate to dismissals, severance, health and safety, work schedules and salary adjustments.

The Company is currently subject to various other claims and suits arising in the ordinary course of business, including certain environmental proceedings and other commercial claims.  The Company also routinely receive inquiries from regulators and other government authorities relating to various aspects of its business, including with respect to compliance with laws and regulations relating to the environment, and at any given time, the Company has matters at various stages of resolution with the applicable governmental authorities.  The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time. The Company does not believe that the results of currently known legal proceedings and inquires, even if unfavorable to the Company, will be material to the Company.  There can be no assurance, however, that such claims, suits or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR *
2015
Net sales before shipping and handling costs	$1,410	$1,536	$1,524	$1,489
Less: shipping and handling costs	80	87	87	84
Net sales	$1,330	$1,449	$1,437	$1,405
Gross profit	281	319	330	313
Net income attributable to Ingredion	84	107	108	104
Basic earnings per common share of Ingredion	$1.17	$1.49	$1.51	$1.45
Diluted earnings per common share of Ingredion	$1.15	$1.47	$1.48	$1.42

(in millions, except per share amounts)	1st QTR	2nd QTR	3rd QTR	4th QTR *
2014
Net sales before shipping and handling costs	$1,435	$1,568	$1,545	$1,450
Less: shipping and handling costs	78	85	85	82
Net sales	$1,357	$1,483	$1,460	$1,368
Gross profit	250	296	298	272
Net income attributable to Ingredion	73	103	119	61
Basic earnings per common share of Ingredion	$0.97	$1.37	$1.62	$0.85
Diluted earnings per common share of Ingredion	$0.96	$1.35	$1.60	$0.83

* Fourth quarter 2015 includes a charge of $3.8 million ($2.6 million after-tax, or $0.04 per diluted common share) for restructuring costs in Canada, the United States and Brazil, costs of $0.7 million ($0.6 million after-tax, or $0.01 per diluted common share) associated with the acquisition and integration of Penford and Kerr, costs of $1.8 million ($1.1 million after-tax, or $0.02 per diluted common share) relating to the sale of Kerr inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules, costs of $6.8 million ($4.3 million after-tax, or $0.06 per diluted common share) relating to a litigation settlement and a gain of $9.8 million ($8.9 million after-tax, or $0.12 per diluted common share) from the sale of our Port Colborne, Canada plant.  Fourth quarter 2014 includes a write-off of impaired goodwill in the Southern Cone of South America of $32.8 million ($0.44 per diluted common share) and $2.1 million of costs ($1.7 million after-tax, or $0.02 per diluted common share) related to the then-pending Penford acquisition.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

On August 3, 2015, we completed our acquisition of Kerr Concentrates, Inc. (“Kerr”).  In conducting our evaluation of the effectiveness of internal control over financial reporting, we have elected to exclude Kerr from our evaluation as of December 31, 2015, as permitted by the Securities and Exchange Commission.   We are currently in the process of evaluating and integrating Kerr’s operations, processes and internal controls.  See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the acquisition.  There have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework of Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The scope of the assessment included all of the subsidiaries of the Company except for Kerr, which was acquired on August 3, 2015.  The consolidated net sales of the Company for the year ended December 31, 2015 were $5.62 billion of which Kerr represented $23 million.  The consolidated total assets of the Company at December 31, 2015 were $5.07 billion of which Kerr represented $107 million.  Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal 1. Election of Directors,” “The Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Executive Officers of the Registrant.”  The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and controller.  The code of ethics is posted on the Company’s Internet website, which is found at www.ingredion.com.  The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

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

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Equity Compensation Plan Information as of December 31, 2015” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “2015 and 2014 Audit Firm Fee Summary” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) Consolidated Financial Statements

Financial Statements (see the Index to the Consolidated Financial Statements on page 53 of this report).

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
2.1

Agreement and Plan of Merger, dated as of October 14, 2014, by and among Penford Corporation, a Washington corporation, Prospect Sub, Inc., a Washington corporation and a wholly-owned subsidiary of the Company, and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 3, 2014) (File No. 1-13397). Certain schedules referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on September 19, 1997) (File No. 1-13397).

3.2

Certificate of Elimination of Series A Junior Participating Preferred Stock of Corn Products International, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 19, 2010, filed on May 25, 2010) (File No. 1-13397).

3.3

Amendments to Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 9, 2010) (File No. 1-13397).

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013) (File No. 1-13397).

3.5	Amended By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 13, 2013, filed on December 19, 2013) (File No. 1-13397).

4.1

Revolving Credit Agreement dated October 22, 2012, among Ingredion Incorporated, the lenders signatory thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Citibank, N.A. and Bank of Montreal, as Co-Syndication Agents, and Mizuho Corporate Bank (USA), U.S. Bank National Association and Branch Banking and Trust Company, as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 22, 2012, filed on October 25, 2012) (File No. 1-13397).

4.2

Private Shelf Agreement, dated as of March 25, 2010 by and between Corn Products International, Inc. and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010, filed on May 5, 2010) (File No. 1-13397).

4.3

Amendment No. 1 to Private Shelf Agreement, dated as of February 25, 2011 by and between Corn Products International, Inc. and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2011, filed on May 6, 2011) (File No. 1-13397) .

4.4

Amendment No. 2 to Private Shelf Agreement, dated as of December 21, 2012 by and between Ingredion Incorporated and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013) (File No. 1-13397).

4.5

Indenture Agreement dated as of August 18, 1999 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 27, 1999) (File No. 1-13397).

4.6

Third Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated April 10, 2007, filed on April 10, 2007) (File No. 1-13397).

4.7

Fourth Supplemental Indenture dated as of April 10, 2007 between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 10, 2007, filed on April 10, 2007) (File No. 1-13397).

4.8

Fifth Supplemental Indenture, dated September 17, 2010, between Corn Products International, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2010, filed on September 20, 2010) (File No. 1-13397).

4.9

Sixth Supplemental Indenture, dated September 17, 2010, between Corn Products International, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 14, 2010, filed on September 20, 2010) (File No. 1-13397).

4.10

Seventh Supplemental Indenture, dated September 17, 2010, between Corn Products International, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 14, 2010, filed on September 20, 2010) (File No. 1-13397).

4.11

Eighth Supplemental Indenture, dated September 20, 2012, between Ingredion Incorporated and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 20, 2012, filed on September 21, 2012) (File No. 1-13397).

4.12

Term Loan Credit Agreement dated July 10, 2015, by and among Ingredion Incorporated, the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K dated July 10, 2015, filed on July 14, 2015) (File No. 1-13397).

4.13

First Amendment to Term Loan Credit Agreement dated as of September 18, 2015, by and among Ingredion Incorporated, the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K dated September 18, 2015, filed on September 21, 2015) (File No. 1-13397).

10.1

Stock Incentive Plan as effective February 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 2, 2016, filed on February 8, 2016) (File No. 1-13397).

10.2*

Form of Executive Severance Agreement entered into by Ilene S. Gordon and Jack C. Fortnum (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, filed on May 6, 2008) (File No. 1-13397).

10.3*

Form of Indemnification Agreement entered into by each of the members of the Company’s Board of Directors and the Company’s executive officers (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998) (File No. 1-13397).

10.4*

Deferred Compensation Plan for Outside Directors of the Company (Amended and Restated as of September 19, 2001), filed on December 21, 2001as Exhibit 4(d) to the Company’s Registration Statement on Form S-8, File No. 333-75844, as amended by Amendment No. 1 dated December 1, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005) (File No. 1-13397).

10.5*

Supplemental Executive Retirement Plan as effective July 18, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012, filed on November 2, 2012) (File No. 1-13397).

10.6*	Executive Life Insurance Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998) (File No. 1-13397).

10.7*

Deferred Compensation Plan, as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on June 26, 2002) (File No. 1-13397).

10.8*

Annual Incentive Plan as effective July 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012, filed on November 2, 2012) (File No. 1-13397).

10.9*

Executive Life Insurance Plan, Compensation Committee Summary (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005) (File No. 1-13397).

10.10*

Form of Executive Life Insurance Plan Participation Agreement and Collateral Assignment entered into by Jack C. Fortnum (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005) (File No. 1-13397).

10.11*

Form of Notice of Restricted Stock Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009) (File No. 1-13397).

10.12*	Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan.

10.13*	Form of Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan.

10.14*	Form of Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan.

10.15

Natural Gas Purchase and Sale Agreement between Corn Products Brasil-Ingredientes Industrias Ltda. and Companhia de Ga de Sao Paulo-Comgas (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 9, 2006) (File No. 1-13397).

10.16*

Letter of Agreement dated as of April 2, 2009 between the Company and Ilene S. Gordon (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009, filed on August 6, 2009) (File No. 1-13397).

10.17*

Letter of Agreement dated as of April 2, 2010 between the Company and Diane Frisch (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, filed on August 6, 2010) (File No. 1-13397).

10.18*

Executive Severance Agreement dated as of May 1, 2010 between the Company and Diane Frisch (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, filed on August 6, 2010) (File No. 1-13397).

10.19*

Letter of Agreement dated as of September 28, 2010 between the Company and James Zallie (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28,

2011) (File No. 1-13397).

10.20*

Form of Executive Severance Agreement entered into by James Zallie, Christine M. Castellano, Anthony P. DeLio and Robert F. Stefansic (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014) (File No. 1-13397).

10.21*

Form of Executive Severance Agreement entered into by Ricardo de Abreu Souza and Jorgen Kokke (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 2, 2014) (File No. 1-13397).

10.22*

Confidentiality and Non-Compete Agreement, dated March 7, 2014, by and between the Company and Cheryl K. Beebe (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 2, 2014) (File No. 1-13397).

10.23 *

Confidential Separation Agreement and General Release, dated as of March 29, 2013, by and between the Company and Kimberly A. Hunter (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 2, 2013) (File No. 1-13397).

10.24*

Consulting Agreement, dated as of September 3, 2013, by and between the Company and Julio dos Reis (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 1, 2013) (File No. 1-13397).

10.25*

Mutual Separation Agreement, dated as of September 3, 2013, by and between Ingredion Argentina S.A. and Julio dos Reis (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 1, 2013) (File No. 1-13397).

10.26*

Letter of Agreement dated as of September 2, 2013 between the Company and Ricardo de Abreu Souza and Addendum dated as of February 19, 2014 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014) (File No. 1-13397).

10.27*

Confidential Separation Agreement and General Release dates as of January 16, 2015, by and between the Company and John F. Saucier (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015, filed on May 6, 2015) (File No. 1-13397).

10.28*

Letter of Agreement dated as of September 30, 2015 between the Company and Martin Sonntag (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015, filed on October 30, 2015) (File No. 1-13397).

10.29*

Executive Severance Agreement dated as of September 30, 2015 between the Company and Martin Sonntag (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015, filed on October 30, 2015) (File No. 1-13397).

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

101

The following financial information from the Ingredion Incorporated Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Equity and Redeemable Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*                 Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2016.

INGREDION INCORPORATED

By:	/s/ Ilene S. Gordon
Ilene S. Gordon
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the 19th day of February, 2016.

Signature	Title

/s/ Ilene S. Gordon	Chairman, President, Chief Executive Officer and Director
Ilene S. Gordon

/s/ Jack C. Fortnum	Chief Financial Officer
Jack C. Fortnum

/s/ Matthew R. Galvanoni	Controller
Matthew R. Galvanoni

*Luis Aranguren-Trellez	Director
Luis Aranguren-Trellez

*David B. Fischer	Director
David B. Fischer

*Paul Hanrahan	Director
Paul Hanrahan

*Rhonda L. Jordan	Director
Rhonda L. Jordan

*Gregory B. Kenny	Director
Gregory B. Kenny

*Barbara A. Klein	Director
Barbara A. Klein

*Victoria J. Reich	Director
Victoria J. Reich

* Jorge A. Uribe	Director
Jorge A. Uribe

*Dwayne A. Wilson	Director
Dwayne A. Wilson

*By:	/s/ Christine M. Castellano
Christine M. Castellano
Attorney-in-fact

(Being the principal executive officer, the principal financial officer, the controller and a majority of the directors of Ingredion Incorporated)