Form 10-Q
period 2016-03-31
Ingredion Inc
filed 2016-04-29
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31,  2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 28, 2016
Common Stock, $.01 par value	71,987,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2016	2015
Net sales before shipping and handling costs	$1,434	$1,410
Less - shipping and handling costs	74	80
Net sales	1,360	1,330
Cost of sales	1,021	1,049
Gross profit	339	281

Operating expenses	138	132
Other (income) expense, net	1	(1)
Restructuring charge	—	10

Operating income	200	140

Financing costs-net	14	14

Income before income taxes	186	126
Provision for income taxes	56	40
Net income	130	86
Less - Net income attributable to non-controlling interests	3	2
Net income attributable to Ingredion	$127	$84

Weighted average common shares outstanding:
Basic	72.0	71.6
Diluted	73.3	72.7

Earnings per common share of Ingredion:
Basic	$1.77	$1.17
Diluted	$1.73	$1.15

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net income	$130	$86
Other comprehensive income (loss):
Losses on cash-flow hedges, net of income tax effect of $6 and $6, respectively	(11)	(14)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $3 and $4, respectively	7	10
Actuarial gain on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $2 in 2015	—	7
Currency translation adjustment	39	(146)
Comprehensive income (loss)	$165	$(57)
Comprehensive income attributable to non-controlling interests	(3)	(2)
Comprehensive income (loss) attributable to Ingredion	$162	$(59)

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except share and per share amounts)	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$477	$434
Short-term investments	20	6
Accounts receivable — net	786	775
Inventories	756	715
Prepaid expenses	29	20
Total current assets	2,068	1,950

Property, plant and equipment - net of accumulated depreciation of $2,723 and $2,642, respectively	2,014	1,989
Goodwill	606	601
Other intangible assets (less accumulated amortization of $89 and $82, respectively)	404	410
Deferred income tax assets	5	7
Other assets	131	117
Total assets	$5,228	$5,074

Liabilities and equity
Current liabilities:
Short-term borrowings	$15	$19
Accounts payable and accrued liabilities	678	723
Total current liabilities	693	742

Non-current liabilities	178	170
Long-term debt	1,872	1,819
Deferred income tax liabilities	141	139
Share-based payments subject to redemption	17	24

Ingredion stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 77,810,875 issued at March 31, 2016 and December 31,2015, respectively	1	1
Additional paid-in capital	1,154	1,160
Less - Treasury stock (common stock: 5,844,332 and 6,194,510 shares at March 31, 2016 and December 31,2015, respectively) at cost	(444)	(467)
Accumulated other comprehensive loss	(1,067)	(1,102)
Retained earnings	2,647	2,552
Total Ingredion stockholders’ equity	2,291	2,144
Non-controlling interests	36	36
Total equity	2,327	2,180
Total liabilities and equity	$5,228	$5,074

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
							Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Redemption
Balance, December 31, 2015	$1	$1,160	$(467)	$(1,102)	$2,552	$36	$24
Net income attributable to Ingredion					127
Net income attributable to non-controlling interests						3
Dividends declared					(32)	(3)
Losses on cash-flow hedges, net of income tax effect of $6				(11)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $3				7
Repurchases of common stock		(7)
Issuance of common stock on exercise of stock options		(6)	14
Share-based compensation		7	9				(7)
Currency translation adjustment				39
Balance, March 31, 2016	$1	$1,154	$(444)	$(1,067)	$2,647	$36	$17

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Redemption
Balance, December 31, 2014	$1	$1,164	$(481)	$(782)	$2,275	$30	$22
Net income attributable to Ingredion					84
Net income attributable to non-controlling interests						2
Dividends declared					(30)	(2)
Losses on cash-flow hedges, net of income tax effect of $6				(14)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $4				10
Repurchases of common stock		(6)	(18)
Issuance of common stock on exercise of stock options			3
Share-based compensation		5	11				(7)
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $2				7
Currency translation adjustment				(146)
Balance, March 31, 2015	$1	$1,163	$(485)	$(925)	$2,329	$30	$15

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Cash provided by operating activities:
Net income	$130	$86
Non-cash charges to net income:
Depreciation and amortization	47	47
Charge for fair value mark-up of acquired inventory	—	3
Other	24	18
Changes in working capital:
Accounts receivable and prepaid expenses	(21)	(28)
Inventories	(32)	(14)
Accounts payable and accrued liabilities	(55)	(40)
Decrease (increase) in margin accounts	12	(8)
Other	(9)	5
Cash provided by operating activities	96	69

Cash used for investing activities:
Payments for acquisitions, net of cash acquired of $16	—	(332)
Capital expenditures, net of proceeds on disposals	(59)	(58)
Short-term investments	(13)	(3)
Other	(1)	—
Cash used for investing activities	(73)	(393)

Cash provided by (used for) financing activities:
Proceeds from borrowings	84	435
Payments on debt	(44)	(38)
Issuance (repurchase) of common stock, net	1	(21)
Dividends paid (including to non-controlling interests)	(35)	(32)
Excess tax benefit on share-based compensation	3	2
Cash provided by financing activities	9	346

Effects of foreign exchange rate changes on cash	11	(29)
Increase (decrease) in cash and cash equivalents	43	(7)
Cash and cash equivalents, beginning of period	434	580
Cash and cash equivalents, end of period	$477	$573

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1.Interim Financial Statements

References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2015 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31,  2016 and 2015, and the financial position of the Company as of March 31,  2016.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This Update also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.  The standard will allow various transition approaches upon adoption.  We are assessing the impacts of this new standard; however, the adoption of the guidance in this Update is not expected to have a material impact on our Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This Update increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet for leases longer than 12 months and disclosing key information about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed.  This Update is effective for annual periods beginning after December 15, 2018, with early adoption permitted.  Adoption will require a modified retrospective transition.    We are currently assessing the method of adoption and the impact of this Update on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016, with early adoption permitted.  We are assessing the impacts of this new standard; however, the adoption of the guidance in this Update is not expected to have a material impact on our Consolidated Financial Statements.

3.Acquisitions

On August 3, 2015, the Company completed its acquisition of Kerr Concentrates, Inc. (“Kerr”), a privately held producer of natural fruit and vegetable concentrates for $102 million in cash.  Kerr serves major food and beverage companies, flavor houses and ingredient producers from its manufacturing locations in Oregon and California.  The acquisition of Kerr provides the Company with the opportunity to expand its product portfolio.  The Company funded the acquisition with proceeds from borrowings under its revolving credit agreement.  The results of Kerr are included in the Company’s consolidated results from August 3, 2015 forward within the North America business segment.  The Company has finalized the purchase price allocation.  The finalization of purchase accounting during the first quarter of 2016 did not have a significant impact on previously estimated amounts.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired.  The goodwill related to Kerr is tax deductible due to the structure of this acquisition.  The goodwill of $27 million for Kerr results from synergies and other operational benefits expected to be derived from the acquisitions.

The following table summarizes the final purchase price allocation for Kerr:

(in millions)
Working capital (excluding cash)	$37
Property, plant and equipment	8
Other assets	1
Identifiable intangible assets	29
Goodwill	27
Total final purchase price	$102

The identifiable intangible assets for the Kerr acquisition include items such as customer relationships, trade names, and noncompetition agreements. The fair values of these intangible assets were determined to be Level 3 under the fair value hierarchy.  Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for an asset or liability at the measurement date.  The following table presents the fair values, valuation techniques, and estimated remaining useful life for these Level 3 measurements (dollars in millions):

			Estimated
	Fair Value	Valuation Technique	Useful Life
Customer Relationships	$24	Multi-period excess earnings method	15 years
Trade Names	$4	Relief-from-royalty method	11 years
Noncompetition Agreements	$1	Income Approach	3 years

The fair value of customer relationships, trade names and noncompetition agreements were determined through the valuation techniques described above using various judgmental assumptions such as discount rates, royalty rates, and customer attrition rates, as applicable.  The fair values of property, plant and equipment associated with the Kerr acquisition were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach.

The Company also incurred $1 million and $4 million of pre-tax acquisition and integration costs for the three months ended March 31, 2016 and March 31, 2015, respectively, associated with the Kerr acquisition and the prior year acquisition of Penford Corporation.

4.Restructuring Charges

On September 8, 2015, the Company announced that it plans to consolidate its manufacturing network in Brazil.  Plants in Trombudo Central and Conchal will be closed and production will be moved to plants in Balsa Nova and Mogi Guaçu, respectively.  The consolidation should be complete by the end of 2016.  The Company did not record any restructuring charges in the first quarter of 2016.  Additional restructuring costs, although not expected to be significant, could be incurred in the future as part of the plant shutdowns.

In the first quarter of 2015, the Company recorded a pre-tax restructuring charge of $10 million for employee severance-related costs associated with the Penford acquisition.

A summary of the Company’s severance accrual at March 31, 2016 is as follows (in millions):

Balance in severance accrual at December 31, 2015	$10
Payments made to terminated employees	(2)
Balance in severance accrual at March 31, 2016	$8

The severance accrual is expected to be paid within the next twelve months.

5.Segment Information

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

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net sales to unaffiliated customers:
North America	$841	$754
South America	215	258
Asia Pacific	169	187
EMEA	135	131
Total	$1,360	$1,330

Operating income:
North America	$149	$102
South America	18	25
Asia Pacific	28	26
EMEA	26	22
Corporate	(20)	(18)
Subtotal	201	157
Acquisition / integration costs	(1)	(4)
Restructuring charges	—	(10)
Charge for fair value markup of acquired inventory	—	(3)
Total	$200	$140

	At	At
(in millions)	Mar 31, 2016	Dec. 31, 2015
Total assets
North America	$3,238	$3,163
South America	735	714
Asia Pacific	751	716
EMEA	504	481
Total	$5,228	$5,074

6.Financial Instruments, Derivatives and Hedging Activities

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

Commodity price hedging:  The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to twenty-four months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock-in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-counter natural gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash-flow hedges.  The Company also enters into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol.  Unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash-flow hedges are not significant.

At March 31, 2016, AOCI included $27 million of losses, net of tax of $14 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2015, AOCI included $21 million of losses, net of tax of $10 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of interest rate swaps and Treasury Lock agreements (“T-Locks”).  The Company has interest rate swap agreements that effectively convert the interest rates on its 6.0 percent $200 million senior notes due April 15, 2017, its 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of its $400 million  4.625  percent  senior  notes  due  November  1, 2020,  to  variable  rates. These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at March 31, 2016 and December 31, 2015 was $15 million and $7 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations. The Company did not have any T-locks outstanding at March 31,  2016 or December 31, 2015.

At March 31, 2016 and December 31, 2015, AOCI included $5 million of losses (net of income taxes of $2 million), related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At March 31, 2016, the Company had foreign currency forward sales contracts with an aggregate notional amount of $384 million and foreign currency forward purchase contracts with an aggregate notional amount of $60 million that hedged transactional exposures.  At December 31, 2015, the Company had foreign currency forward sales contracts with an aggregate notional amount of $606 million and foreign currency forward purchase contracts with an aggregate notional amount of $287 million that hedged transactional exposures.  The fair value of these derivative instruments were liabilities of $18 million at March 31, 2016 and assets of $10 million December 31, 2015.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. The amount included in AOCI relating to these hedges at both March 31, 2016 and December 31, 2015 was not significant.

The fair value and balance sheet location of the Company’s derivative instruments, accounted for as cash-flow hedges and presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as		At	At		At	At
hedging instruments:	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in millions)	Location	2016	2015	Location	2016	2015

Commodity and foreign currency contracts	Accounts receivable-net	$6	$6	Accounts payable and accrued liabilities	$38	$33

Commodity and foreign currency contracts	Other assets	4	5	Non-current liabilities	4	4

Total		$10	$11		$42	$37

At March 31, 2016, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 103 million bushels of corn and 40 million pounds of soybean oil. The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 16 million mmbtu’s of natural gas at March 31, 2016.  Additionally at March 31, 2016, the Company had outstanding ethanol futures contracts that hedged the forecasted sale of approximately 4 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

			Location of Gains
Derivatives in	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging	Three Months Ended	Three Months Ended	AOCI	Three Months Ended	Three Months Ended
Relationships	March 31, 2016	March 31, 2015	into Income	March 31, 2016	March 31, 2015
Commodity and foreign currency contracts	$(17)	$(20)	Cost of Sales	$(10)	$(13)

Interest rate contracts	—	—	Financing costs, net	—	(1)
Total	$(17)	$(20)		$(10)	$(14)

At March 31, 2016, AOCI included $27 million of losses (net of income taxes of $14 million) on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities costs.  The Company also has $1 million of losses on settled T-Locks (net of income taxes of $1 million) recorded in AOCI at March 31, 2016, which are expected to be reclassified into earnings during the next twelve months.  Additionally, at March 31, 2016, AOCI included an insignificant amount of losses related to foreign currency hedges that are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of March 31, 2016				As of December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$6	$6	$—	$—	$6	$6	$—	$—
Derivative assets	25	—	25	—	27	—	27	—
Derivative liabilities	61	26	35	—	37	19	18	—
Long-term debt	1,979	—	1,979	—	1,912	—	1,912	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At March 31, 2016, the carrying value and fair value of the Company’s long-term debt were $1.87 billion and $1.98 billion, respectively.

7.Share-Based Compensation

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

The Company granted non-qualified options to purchase 329 thousand shares and 336 thousand shares of the Company’s common stock during the three months ended March 31, 2016 and 2015, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	March 31,
	2016	2015
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.36%	1.36%
Expected volatility	23.40%	25.19%
Expected dividend yield	1.80%	2.04%

The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the US Treasury yield curve in effect at the grant date for the period corresponding to the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on current dividend payments.

Stock option activity for the three months ended March 31, 2016 was as follows:

		Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
(dollars and options in thousands,	Number of	Price per	Contractual	Value
except per share amounts)	Options	Share	Term (Years)	(in millions)
Outstanding at December 31, 2015	2,651	$52.93
Granted	329	99.96
Exercised	(215)	40.77
Cancelled	(33)	50.23
Outstanding at March 31, 2016	2,732	$59.58	6.39	$129
Exercisable at March 31, 2016	1,969	$50.30	5.42	$111

For the three months ended March 31, 2016, cash received from the exercise of stock options was $8 million.  At March 31, 2016, the total remaining unrecognized compensation cost related to stock options approximated $11 million, which will be amortized over a weighted-average period of approximately 1.5 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended
	March 31,
(dollars in thousands, except per share)	2016	2015
Weighted average grant date fair value of stock options granted (per share)	$18.73	$16.04
Total intrinsic value of stock options exercised	$12,665	$3,740

Restricted Stock Units:

The Company has granted shares of restricted stock units (“RSUs”) to certain key employees. The RSUs are subject to cliff vesting, generally after three years provided the employee remains in the service of the Company. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.

The following table summarizes RSU activity for the three months ended March 31, 2016:

		Weighted
		Average
	Number of	Fair Value
(shares in thousands)	RSUs	per Share
Non-vested at December 31, 2015	439	$69.96
Granted	142	99.82
Vested	(113)	66.77
Cancelled	(11)	72.77
Non-vested at March 31, 2016	457	$79.95

At March 31, 2016, the total remaining unrecognized compensation cost related to RSUs was $24 million, which will be amortized over a weighted-average period of approximately 2.1 years.

Performance Shares:

The Company has a long-term incentive plan for senior management in the form of performance shares. The ultimate payments for performance shares awarded in 2013, 2014 and 2015 to be paid in 2016, 2017 and 2018 will be based solely on the Company’s stock performance as compared to the stock performance of a peer group.  The final payments will be calculated at the end of the three year period and are subject to approval by management and the Compensation Committee. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year service period.

The Company awarded 47 thousand, 58 thousand, and 45 thousand share units in 2015, 2014 and 2013, respectively. The number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s stock performance as compared to the stock performance of the peer group. The weighted average fair value of the shares granted during 2015, 2014 and 2013 was $77.54, $52.03 and $67.19, respectively.  In the first quarter of 2016, the Company awarded 44 thousand share units at a weighted average fair value of $131.34.

The 2013 performance share award vested in the first quarter of 2016, achieving a 200 percent pay out of the grant, or 90 thousand total vested shares. There were no share cancellations during the first quarter of 2016.

At March 31, 2016, the unrecognized compensation cost related to these awards was $7 million, which will be amortized over the remaining requisite service periods of 2.3 years.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Stock options:
Pre-tax compensation expense	$2.1	$1.8
Income tax (benefit)	(0.8)	(0.7)
Stock option expense, net of income taxes	1.3	1.1

RSUs:
Pre-tax compensation expense	2.9	2.1
Income tax (benefit)	(1.1)	(0.8)
RSUs, net of income taxes	1.8	1.3

Performance shares and other share-based awards:
Pre-tax compensation expense	1.8	1.2
Income tax (benefit)	(0.6)	(0.4)
Performance shares and other share-based compensation expense, net of income taxes	1.2	0.8

Total share-based compensation:
Pre-tax compensation expense	6.8	5.1
Income tax (benefit)	(2.5)	(1.9)
Total share-based compensation expense, net of income taxes	$4.3	$3.2

8.Net Periodic Pension and Postretirement Benefit Costs

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 10 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended
	March 31,
	US Plans		Non-US Plans
(in millions)	2016	2015	2016	2015
Service cost	$1.5	$1.9	$0.8	$1.2
Interest cost	3.4	3.2	2.6	3.0
Expected return on plan assets	(5.0)	(5.5)	(2.7)	(3.4)
Amortization of initial net obligation	—	—	0.1	—
Amortization of actuarial loss	0.2	0.2	0.4	0.6
Amortization of transition obligation	—	—	—	0.1
Settlement loss	—	—	0.4	—
Net periodic benefit cost	$0.1	$(0.2)	$1.6	$1.5

The Company currently anticipates that it will make approximately $5 million in cash contributions to its pension plans in 2016, consisting of $4 million to its non-US pension plans and $1 million to its US pension plans. For the three months ended March 31, 2016, cash contributions of approximately $1 million were made to the non-US plans and less than $1 million to the US plans.

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

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months
	Ended March 31,
(in millions)	2016	2015
Service cost	$0.2	$0.2
Interest cost	0.7	0.7
Amortization of actuarial loss	—	0.1
Amortization of prior service credit	(0.8)	(0.5)
Net periodic benefit cost	$0.1	$0.5

9.Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$127.2	72.0	$1.77	$83.7	71.6	$1.17

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.3			1.1

Diluted EPS	$127.2	73.3	$1.73	$83.7	72.7	$1.15

Options to purchase approximately 0.3 million shares of common stock were excluded from the calculation of diluted EPS for each of the quarters ended March 31,  2016 and 2015, as the impact of their inclusion would have been anti-dilutive.

10.Inventories

Inventories are summarized as follows:

	At	At
	March 31,	December 31,
(in millions)	2016	2015
Finished and in process	$456	$434
Raw materials	247	229
Manufacturing supplies and other	53	52
Total inventories	$756	$715

11.Debt

   The Company’s long-term debt at March 31, 2016 includes $350 million of borrowings under a Term Loan Credit Agreement that expires January 10, 2017.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance the term loan on a long-term basis prior to the maturity date.

12.Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for three months ended March 31, 2016 and 2015 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2015	$(1,025)	$(29)	$(47)	$(1)	$(1,102)
Losses on cash-flow hedges, net of income tax effect of $6		(11)			(11)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $3		7			7
Currency translation adjustment	39				39
Balance, March 31, 2016	$(986)	$(33)	$(47)	$(1)	$(1,067)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2014	$(701)	$(19)	$(61)	$(1)	$(782)
Losses on cash-flow hedges, net of income tax effect of $6		(14)			(14)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $4		10			10
Actuarial gains on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $2			7		7
Currency translation adjustment	(146)				(146)
Balance, March 31, 2015	$(847)	$(23)	$(54)	$(1)	$(925)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount
	Reclassified from
	AOCI
	Three Months Ended		Affected Line Item in
Details about AOCI Components	March 31,		Condensed Consolidated
(in millions)	2016	2015	Statements of Income
Losses on cash-flow hedges:
Commodity and foreign currency contracts	$(10)	$(13)	Cost of sales
Interest rate contracts	—	(1)	Financing costs, net
Total before-tax reclassifications	$(10)	$(14)
Income tax benefit	3	4
Total after-tax reclassifications	$(7)	$(10)

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

We had a strong first quarter 2016 as net sales, operating income, net income and diluted earnings per common share for the first quarter of 2016 grew from first quarter 2015.  This growth was driven principally by significantly improved operating results in our North America segment.  Operating income also grew in our Asia Pacific and EMEA segments, which was offset by lower results in our South America segment.

Looking ahead, we anticipate that our full year 2016 operating income and net income will grow compared to 2015.  In North America, we expect operating income to increase driven by improved product mix and margins.   In South America, we expect another challenging year.  We believe that operating income will decline modestly from 2015 as we anticipate continued slow economic growth and foreign currency weakness.  We will continue to maintain a high degree of focus on cost and network optimization in this segment for the remainder of the year.  In the longer term, we believe that the underlying business fundamentals for our South American segment are positive for the future.  We expect operating income in Asia Pacific and EMEA to grow modestly in 2016, despite anticipated currency headwinds associated with a strong US dollar.  We anticipate that this growth will be driven mainly by improved price/product mix from our specialty ingredient product portfolio, volume growth and effective cost control.

On February 4, 2016, we announced that we entered into a definitive agreement with Pingyuan County Juyuan State-Owned Asset Management Co., Ltd. to acquire the state-owned Shandong Huanong Specialty Corn Development Co., Ltd. in Pingyuan County, Shandong Province, China.  This pending acquisition is expected to support our specialty ingredients business in China and has been approved by our board of directors.  The transaction represents another step in executing our Strategic Blueprint for growth.  We expect it to enhance our capacity in the Asia-Pacific region with a vertically integrated manufacturing base for specialty ingredients.  The acquisition is subject to approval by the Chinese government authorities as well as to other customary closing conditions.  The acquisition is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

We acquired Penford and Kerr on March 11, 2015 and August 3, 2015, respectively.  The results of the acquired businesses are included in our consolidated financial results within the North America reporting segment from the respective acquisition dates forward.  While we identify significant fluctuations due to the acquisitions, our discussion below also addresses results of operations absent the impact of the acquisitions and the results of the acquired businesses, where appropriate, to provide a more comparable and meaningful analysis.

For The Three Months Ended March 31, 2016

With Comparatives for the Three Months Ended March 31, 2015

Net Income attributable to Ingredion. Net income for the quarter ended March 31, 2016 increased to $127 million, or $1.73 per diluted common share, from $84 million, or $1.15 per diluted common share, in the first quarter of 2015.  Our first quarter 2016 results include after-tax costs of $1 million ($0.01 per diluted common share) associated with the integration of both Penford and Kerr.  Our first quarter 2015 results included an after-tax restructuring charge of $6 million ($0.09 per diluted common share) for employee severance-related costs associated with the Penford acquisition, after-tax costs of $3 million ($0.04 per diluted common share) associated with the acquisition and integration of Penford and after-tax costs of $2 million ($0.02 per diluted common share) relating to the sale of Penford inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules.    Without the restructuring and acquisition-related charges, our net income and diluted earnings per share for the first quarter of 2016 would have increased 35 percent and 34 percent, respectively, from the first quarter of 2015.  These increases primarily reflect significantly improved operating income in North America, as compared to the results of a year ago.

Net Sales.  First quarter 2016 net sales totaled $1.36 billion, up 2 percent from first quarter 2015 net sales of $1.33 billion.  The increase in net sales reflects price/product mix improvement of 6 percent and 4 percent volume growth driven by our 2015 acquisitions, which more than offset unfavorable currency translation of 8 percent due to the stronger US dollar.  Organic volume declined approximately 2 percent, reflecting the impact of the fourth quarter 2015 sale of our plant in Port Colborne, Ontario, Canada.

North American net sales for first quarter 2016 increased 11 percent to $841 million from $754 million a year ago.  The increase in net sales reflects 8 percent volume growth driven by the addition of Penford and Kerr and price/product mix improvement of 4 percent, partially offset by unfavorable currency translation of 1 percent attributable to a weaker Canadian dollar.  Organic volume declined 3 percent driven by the impact of the Port Colborne plant sale.  In South America, first quarter 2016 net sales decreased 17 percent to $215 million from $258 million a year ago, as unfavorable currency translation of 34 percent and a 5 percent volume reduction due to a weaker economy, more than offset a 22 percent price/product mix improvement.  Asia Pacific’s first quarter 2016 net sales decreased 10 percent to $169 million from $187 million a year ago.  The decrease reflects unfavorable currency translation of 7 percent and a 3 percent price/product mix decline.  Volume improved slightly in the segment.  EMEA net sales for first quarter 2016 increased 3 percent to $135 million from $131 million a year ago.  Volume growth of 10 percent more than offset unfavorable currency translation of 4 percent attributable to weaker local currencies and a 3 percent price/product mix reduction.

Cost of Sales and Operating Expenses.  Cost of sales of $1.02 billion for the first quarter of 2016 decreased 3 percent from $1.05 billion in the prior-year period.  This reduction primarily reflects lower corn and energy costs and the effects of currency translation.  Gross corn costs per ton for the first quarter of 2016 decreased approximately 5 percent from the prior-year period, driven by lower market prices for corn.  Currency translation caused cost of sales for the first quarter of 2016 to decrease approximately 10 percent from 2015, reflecting the impact of the stronger US dollar.  Our gross profit margin was 25 percent for the first quarter of 2016, compared to 21 percent last year.  The increase primarily reflects significantly improved gross profit margins in North America and, to a lesser extent, in Asia Pacific and EMEA.

Operating expenses for the first quarter of 2016 increased to $138 million, from $132 million a year ago.  The increase primarily reflects incremental operating expenses of Penford and Kerr and various compensation-related costs.  Favorable translation effects associated with the stronger US dollar partially offset these increases.  Currency translation associated with the weaker foreign currencies reduced operating expenses for the first quarter of 2016 by approximately 8 percent from the prior-year period.  Operating expenses, as a percentage of gross profit, were 41 percent for the first quarter of 2016, as compared to 47 percent a year ago.  The decline reflects our continued focus on cost control.

Operating Income.  First quarter 2016 operating income increased 44 percent to $200 million from $140 million a year ago.  Operating income for first quarter 2016 includes $1 million of costs associated with our integration of Penford and Kerr.  Operating income for first quarter 2015 included a $10 million restructuring charge for employee severance-related costs associated with the Penford acquisition and $4 million of other costs related to the acquisition and integration of Penford.  Additionally, the first quarter 2015 results included the flow through of $3 million of costs associated with Penford inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without the acquisition-related charges, our first quarter 2016 operating income would have grown 28 percent from first quarter 2015.  This increase primarily reflects operating income growth in North America.  Unfavorable currency translation attributable to the stronger US dollar negatively impacted operating income by approximately $14 million, as compared to first quarter 2015.  Our product pricing actions helped to mitigate the unfavorable impact of currency translation.

North America operating income for first quarter 2016 increased 46 percent to $149 million from $102 million a year ago, reflecting both acquisition-related and organic growth.  Earnings contributed by the operations acquired from Penford and Kerr represented approximately 7 percentage points of the increase.  The remaining organic operating income improvement of 39 percent was driven principally by improved product price/mix and operating efficiencies in the segment.  Translation effects associated with a weaker Canadian dollar negatively impacted first quarter 2016 operating income by approximately $3 million in the segment.  South

America operating income for first quarter 2016 declined 27 percent to $18 million from $25 million in the year-ago period.  The decrease was driven principally by lower earnings in Brazil and the Southern Cone region of South America. Improved product selling prices were not enough to offset higher local production costs, reduced volume and unfavorable impacts of currency devaluations.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real, Argentine Peso and the Colombian Peso) negatively impacted operating income by approximately $8 million.  We anticipate that our business in South America will continue to be challenged by difficult economic conditions.  Asia Pacific operating income for first quarter 2016 was $28 million, up 9 percent from $26 million in the year-ago period.  Lower raw material costs, good cost control and moderate volume growth helped to mitigate the impact of reduced product selling prices and local currency weakness in the segment.  Translation effects associated with weaker Asia Pacific currencies negatively impacted operating income by approximately $2 million in the segment.  EMEA operating income for first quarter 2016 was $26 million, up 19 percent from $22 million a year ago.   The increase was driven by volume growth and lower energy costs, which more than offset the impact of local currency weakness in the segment.  Translation effects primarily associated with the weaker Pakistan Rupee, Euro and British Pound Sterling had an unfavorable impact of approximately $1 million on operating income in the segment.

Financing Costs-net.  Financing costs for the first quarter of 2016 were $14 million, consistent with the prior-year period.

Provision for Income Taxes.  Our effective income tax rate for the first quarter of 2016 decreased to 30.1 percent from 31.7 percent a year ago.

We use the US dollar as the functional currency for our subsidiaries in Mexico.  In the first quarter of 2015 the effective tax rate was unfavorably impacted by 1.5 percentage points related to the decrease in value of the Mexico peso versus the US dollar.  Without this item, our effective income tax rate for the first quarter of 2015 would have been approximately 30.2 percent.

It is reasonably possible that we could recognize approximately $1 million of unrecognized tax benefits as a result of a lapse of the statute of limitations in various jurisdictions.  In such event, these benefits would be recognized as discrete items and favorably affect our income tax provision in the second and third quarters of 2016.

Comprehensive Income (Loss) Attributable to Ingredion. We reported comprehensive income of $162 million for the first quarter of 2016, as compared to a comprehensive loss of $59 million in the prior-year period.  The increase in comprehensive income primarily reflects a $185 million favorable variance in the foreign currency translation adjustment and our net income growth.  The favorable variance in the foreign currency translation adjustment for the three months ended March 31, 2016 reflects a strengthening in end of period foreign currencies relative to the US dollar, as compared to the year-ago period when end of period foreign currencies had substantially weakened.

Liquidity and Capital Resources

Cash provided by operating activities for the first three months of 2016 was $96 million, as compared to $69 million a year ago.  The increase in operating cash flow primarily reflects an increase in our net income.

Capital expenditures of $59 million for the first three months of 2016 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be approximately $300 million for full year 2016.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At March 31, 2016, there were $156 million of borrowings outstanding under our Revolving Credit Agreement, as compared to $111 million at December 31, 2015.  In addition to borrowing availability under our Revolving Credit Agreement, we have approximately $403 million of unused operating lines of credit in the various foreign countries in which we operate.

At March 31, 2016, we had total debt outstanding of $1.89 billion, compared to $1.84 billion at December 31, 2015.  In addition to the borrowings outstanding under the Revolving Credit Agreement, our total debt includes $350 million of borrowings under a Term Loan Credit Agreement due January 10, 2017, $300 million (principal amount) of 1.8 percent senior notes due 2017, $200 million of 6.0 percent senior notes due 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037, and $15 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 3.7 percent for the first three months of 2016, compared to 3.6 percent in the comparable prior-year period.

As noted above, we have a $350 million term loan that matures January 10, 2017.  These borrowings are included in long-term debt in our condensed consolidated balance sheet as we have the ability and intent to refinance the term loan on a long-term basis prior to the maturity date.

On March 16, 2016, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock.  This dividend was paid on April 25, 2016 to stockholders of record at the close of business on March 31, 2016.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $464 million of our total cash and cash equivalents and short-term investments of $497 million at March 31, 2016, was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At March 31, 2016, our accumulated other comprehensive loss account (“AOCI”) included $27 million of losses, net of income taxes of $14 million, related to these derivative instruments.  It is anticipated that these losses will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk:

Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk.  At March 31, 2016, we had foreign currency forward sales contracts with an aggregate notional amount of $384 million and foreign currency forward purchase contracts with an aggregate notional amount of $60 million that hedged transactional exposures.  The fair value of these derivative instruments is a liability of $18 million at March 31, 2016.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  The amount in AOCI relating to these hedges at March 31, 2016 was not significant.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to US dollars at rates less favorable than the official rate, although the difference in rates has decreased from past levels.

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at March 31, 2016.

We have interest rate swap agreements that effectively convert the interest rates on our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements was $15 million at March 31, 2016 and is reflected in the Condensed Consolidated Balance Sheet within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations.

At March 31, 2016, AOCI included $5 million of losses (net of income taxes of $2 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $1 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, paper, corrugated and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates; operating difficulties; availability of raw materials, including potato starch, tapioca and the specific varieties of corn upon which our products are based; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses, including the Penford business; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 52 to 53 in our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2015 to March 31, 2016.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

On August 3, 2015, we completed our acquisition of Kerr Concentrates, Inc. (“Kerr”).  We are currently in the process of evaluating and integrating Kerr’s operations, processes and internal controls.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the acquisition.  There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares that may yet
	Number	Price	part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at end of period
January 1 – January 31, 2016	—	—	—	4,741 shares
February 1 – February 29, 2016	—	—	—	4,741 shares
March 1 – March 31, 2016	—	—	—	4,741 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019.  At March 31, 2016, we have 4.7 million shares available for repurchase under the stock repurchase program.

ITEM 6

EXHIBITS

a)Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

All other items hereunder are omitted because either such item is inapplicable or the response is negative.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	April 29, 2016	By	/s/ Jack C. Fortnum
Jack C. Fortnum
Executive Vice President and Chief Financial Officer

DATE:	April 29, 2016	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller

EXHIBIT INDEX

Number	Description of Exhibit

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.