Form 10-Q
period 2016-06-30
Ingredion Inc
filed 2016-07-29
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 28, 2016
Common Stock, $.01 par value	72,182,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Net sales before shipping and handling costs	$1,533	$1,536	$2,966	$2,946
Less - shipping and handling costs	78	87	151	167
Net sales	1,455	1,449	2,815	2,779
Cost of sales	1,100	1,130	2,121	2,180
Gross profit	355	319	694	599

Operating expenses	144	144	282	276
Other (income) expense, net	—	2	1	1
Restructuring charge	13	—	13	10

Operating income	198	173	398	312

Financing costs-net	19	17	33	30

Income before income taxes	179	156	365	282
Provision for income taxes	59	47	111	87
Net income	120	109	254	195
Less - Net income attributable to non-controlling interests	3	2	6	5
Net income attributable to Ingredion	$117	$107	$248	$190

Weighted average common shares outstanding:
Basic	72.2	71.6	72.1	71.6
Diluted	74.0	72.7	73.8	72.8

Earnings per common share of Ingredion:
Basic	$1.62	$1.49	$3.44	$2.66
Diluted	$1.58	$1.47	$3.36	$2.62

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net income	$120	$109	$254	$195
Other comprehensive income (loss):
Gains (losses) on cash-flow hedges, net of income tax effect of $7, $6, $- and $-, respectively	13	11	2	(3)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $4, $3, $7 and $7, respectively	8	6	15	16
Actuarial gain (loss) on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $1, $-, $1 and $2, respectively	(4)	—	(4)	7
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	1	1	1	1
Currency translation adjustment	20	20	59	(126)
Comprehensive income	$158	$147	$327	$90
Less: Comprehensive income (loss) attributable to non-controlling interests	3	2	6	5
Comprehensive income attributable to Ingredion	$155	$145	$321	$85

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except share and per share amounts)	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$487	$434
Short-term investments	20	6
Accounts receivable — net	842	775
Inventories	763	715
Prepaid expenses	26	20
Total current assets	2,138	1,950

Property, plant and equipment - net of accumulated depreciation of $2,784 and $2,642, respectively	2,037	1,989
Goodwill	605	601
Other intangible assets - net of accumulated amortization of $95 and $82, respectively	395	410
Deferred income tax assets	5	7
Other assets	133	117
Total assets	$5,313	$5,074

Liabilities and equity
Current liabilities:
Short-term borrowings	$29	$19
Accounts payable and accrued liabilities	656	723
Total current liabilities	685	742

Non-current liabilities	180	170
Long-term debt	1,801	1,819
Deferred income tax liabilities	164	139
Share-based payments subject to redemption	22	24

Ingredion stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 77,810,875 issued at June 30, 2016 and December 31,2015, respectively	1	1
Additional paid-in capital	1,149	1,160
Less - Treasury stock (common stock: 5,674,419 and 6,194,510 shares at June 30, 2016 and December 31,2015, respectively) at cost	(432)	(467)
Accumulated other comprehensive loss	(1,019)	(1,102)
Retained earnings	2,735	2,552
Total Ingredion stockholders’ equity	2,434	2,144
Non-controlling interests	27	36
Total equity	2,461	2,180
Total liabilities and equity	$5,313	$5,074

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
							Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Redemption
Balance, December 31, 2015	$1	$1,160	$(467)	$(1,102)	$2,552	$36	$24
Net income attributable to Ingredion					248
Net income attributable to non-controlling interests						6
Dividends declared					(65)	(5)
Repurchases of common stock		(8)
Issuance of common stock on exercise of stock options		(9)	25
Share-based compensation		6	10				(2)
Other comprehensive income (loss)				83		(10)
Balance, June 30, 2016	$1	$1,149	$(432)	$(1,019)	$2,735	$27	$22

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Redemption
Balance, December 31, 2014	$1	$1,164	$(481)	$(782)	$2,275	$30	$22
Net income attributable to Ingredion					190
Net income attributable to non-controlling interests						5
Dividends declared					(60)	(4)
Repurchases of common stock		(6)	(29)
Issuance of common stock on exercise of stock options		(5)	15
Share-based compensation		9	12				(4)
Other comprehensive income (loss)				(105)
Balance, June 30, 2015	$1	$1,162	$(483)	$(887)	$2,405	$31	$18

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
Cash provided by operating activities:
Net income	$254	$195
Non-cash charges to net income:
Depreciation and amortization	96	96
Charge for fair value mark-up of acquired inventory	—	6
Other	65	50
Changes in working capital:
Accounts receivable and prepaid expenses	(57)	(11)
Inventories	(36)	(10)
Accounts payable and accrued liabilities	(63)	(76)
Decrease (increase) in margin accounts	13	(7)
Other	(6)	5
Cash provided by operating activities	266	248

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(125)	(128)
Payments for acquisitions, net of cash acquired of $16	—	(332)
Short-term investments	(14)	14
Other	(1)	—
Cash used for investing activities	(140)	(446)

Cash provided by (used for) financing activities:
Proceeds from borrowings	173	489
Payments on debt	(196)	(104)
Issuance (repurchase) of common stock, net	8	(25)
Dividends paid (including to non-controlling interests)	(69)	(63)
Excess tax benefit on share-based compensation	—	4
Cash provided by (used for) financing activities	(84)	301

Effects of foreign exchange rate changes on cash	11	(26)
Increase in cash and cash equivalents	53	77
Cash and cash equivalents, beginning of period	434	580
Cash and cash equivalents, end of period	$487	$657

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2015 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2016 and 2015, and the financial position of the Company as of June 30, 2016.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.Recently Adopted and New Accounting Standards

Recently Adopted Accounting Standard

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for us beginning January 1, 2017, with early adoption permitted.

We elected to early adopt the new guidance in the second quarter of fiscal year 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2016.  The change in tax withholding guidance had no impact to retained earnings as of January 1, 2016, and therefore no cumulative effect was required to be recorded. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively, which resulted in an increase in cash provided by operating activities and a decrease in cash provided by financing activities for the six months ended June 30, 2016.  No changes in presentation will be made for prior years presented. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital of $3 million and $6 million for the three and six months ended June 30, 2016, as well as an increase of 0.3 million diluted weighted average common shares outstanding for both periods.  The adoption of the new standard impacted our previously reported results for the first quarter of 2016 as follows:

(in millions, except share and per share amounts)	Three Months Ended March 31, 2016
Consolidated Statement of Income:	As reported	As adjusted
Provision for income taxes	$56	$53
Net income	$130	$133
Net income attributable to Ingredion	$127	$130
Basic earnings per common share of Ingredion	$1.77	$1.81
Diluted earnings per common share of Ingredion	$1.73	$1.77
Diluted weighted average common shares outstanding	73.3	73.6

Consolidated Statement of Cash Flows:
Cash provided by operating activities	$96	$99
Cash provided by financing activities	$9	$6

Consolidated Balance sheet:
Additional paid-in capital	$1,154	$1,151
Retained earnings	$2,647	$2,650

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This Update also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.  The standard will allow various transition approaches upon adoption.  We are assessing the impacts of this new standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This Update increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet for leases longer than 12 months and disclosing key information about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed.  This Update is effective for annual periods beginning after December 15, 2018, with early adoption permitted.  Adoption will require a modified retrospective transition. We are currently assessing the impact of this Update on our Consolidated Financial Statements.

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

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired.  The goodwill related to Kerr is tax deductible due to the structure of this acquisition.  The goodwill of $27 million for Kerr results from synergies and other operational benefits expected to be derived from the acquisition.

The following table summarizes the final purchase price allocation for Kerr:

(in millions)
Working capital (excluding cash)	$37
Property, plant and equipment	8
Other assets	1
Identifiable intangible assets	29
Goodwill	27
Total final purchase price	$102

The identifiable intangible assets for the Kerr acquisition include items such as customer relationships, trade names, and noncompetition agreements. The fair values of these intangible assets were determined to be Level 3 under the fair value hierarchy.  Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for an asset or liability at the measurement date.  The following table presents the fair values, valuation techniques, and estimated remaining useful life for these acquired intangible assets (dollars in millions):

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

The Company incurred $1 million of pre-tax acquisition and integration costs for the six months ended June 30, 2016, associated with its recent acquisitions. In 2015, the Company incurred $4 million and $8 million of pre-tax acquisition and integration costs for the three and six months ended June 30, 2015, respectively, associated with the acquisition of Penford Corporation (“Penford”).

4.Impairment and Restructuring Charges

During the second quarter of 2016, the Company recorded $13 million of restructuring charges consisting of $8 million of employee-related severance and other costs due to the execution of global IT outsourcing contracts, $3 million of employee-related severance costs associated with the Company’s optimization initiative in South America and $2 million of costs attributable to the 2015 Port Colborne plant sale.  The Company expects to incur additional costs of approximately $6 million in the second half of 2016 related to the IT outsourcing project.

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

A summary of the Company’s severance accrual at June 30, 2016 is as follows (in millions):

Balance in severance accrual at December 31, 2015	$10
Restructuring charge for employee severance costs:
IT transformation	7
South America employee-related severance	3
Sub-total	$20
Payments made to terminated employees	(5)
Balance in severance accrual at June 30, 2016	$15

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net sales to unaffiliated customers:
North America	$895	$869	$1,735	$1,623
South America	240	250	455	508
Asia Pacific	180	192	349	379
EMEA	140	138	276	269
Total	$1,455	$1,449	$2,815	$2,779

Operating income:
North America	$160	$127	$309	$229
South America	14	20	32	45
Asia Pacific	30	28	58	54
EMEA	29	23	55	45
Corporate	(22)	(18)	(42)	(36)
Subtotal	211	180	412	337
Restructuring charges	(13)	—	(13)	(10)
Acquisition / integration costs	—	(4)	(1)	(8)
Charge for fair value markup of acquired inventory	—	(3)	—	(7)
Total	$198	$173	$398	$312

	At	At
(in millions)	Jun 30, 2016	Dec. 31, 2015
Total assets
North America	$3,254	$3,163
South America	793	714
Asia Pacific	760	716
EMEA	506	481
Total	$5,313	$5,074

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

At June 30, 2016, AOCI included $6 million of losses, net of tax of $4 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2015, AOCI included $21 million of losses, net of tax of $10 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of interest rate swaps and Treasury Lock agreements (“T-Locks”).  The Company has interest rate swap agreements that effectively convert the interest rates on its 6.0 percent $200 million senior notes due April 15, 2017, its 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of its $400 million  4.625  percent  senior  notes  due  November  1, 2020,  to  variable  rates. These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at June 30, 2016 and December 31, 2015 was $16 million and $7 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations. The Company did not have any T-locks outstanding at June 30, 2016 or December 31, 2015.

At June 30, 2016, AOCI included $4 million of losses (net of income taxes of $2 million), related to settled T-Locks. At December 31, 2015, AOCI included $5 million of losses (net of income taxes of $2 million), related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates.  As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk.  At June 30, 2016, the Company had foreign currency forward sales contracts with an aggregate notional amount of $379 million and foreign currency forward purchase contracts with an aggregate notional amount of $56 million that hedged transactional exposures.  At December 31, 2015, the Company had foreign currency forward sales contracts with an aggregate notional amount of $606 million and foreign currency forward purchase contracts with an aggregate notional amount of $287 million that hedged transactional exposures.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. The amount included in AOCI relating to these hedges at both June 30, 2016 and December 31, 2015 was not significant.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as		At	At		At	At
hedging instruments:	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in millions)	Location	2016	2015	Location	2016	2015

Commodity and foreign currency contracts	Accounts receivable-net	$9	$18	Accounts payable and accrued liabilities	$44	$38

Commodity, foreign currency, and interest rate contracts	Other assets	23	14	Non-current liabilities	6	4

Total		$32	$32		$50	$42

At June 30, 2016, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 83 million bushels of corn and 48 million pounds of soybean oil. The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 12 million mmbtu’s of natural gas at June 30, 2016.  Additionally at June 30, 2016, the Company had outstanding ethanol futures contracts that hedged the forecasted sale of approximately 11 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

			Location of Gains
Derivatives in	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging	Three Months Ended	Three Months Ended	AOCI	Three Months Ended	Three Months Ended
Relationships	June 30, 2016	June 30, 2015	into Income	June 30, 2016	June 30, 2015
Commodity and foreign currency contracts	$20	$17	Gross profit	$(11)	$(8)

Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$20	$17		$(12)	$(9)

			Location of Gains
Derivatives in	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging	Six Months Ended	Six Months Ended	AOCI	Six Months Ended	Six Months Ended
Relationships	June 30, 2016	June 30, 2015	into Income	June 30, 2016	June 30, 2015
Commodity and foreign currency contracts	$2	$(3)	Gross profit	$(21)	$(21)

Interest rate contracts	—	—	Financing costs, net	(1)	(2)
Total	$2	$(3)		$(22)	$(23)

At June 30, 2016, AOCI included $6 million of losses (net of income taxes of $4 million) on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities costs.  The Company also has $1 million of losses on settled T-Locks (net of income taxes of $1 million) recorded in AOCI at June 30, 2016, which are expected to be reclassified into earnings during the next twelve months.  Additionally, at June 30, 2016, AOCI included an insignificant amount of losses related to foreign currency hedges that are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of June 30, 2016				As of December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$6	$6	$—	$—	$6	$6	$—	$—
Derivative assets	32	1	31	—	32	2	30	—
Derivative liabilities	50	19	31	—	42	21	21	—
Long-term debt	1,925	—	1,925	—	1,912	—	1,912	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At June 30, 2016, the carrying value and fair value of the Company’s long-term debt were $1.80 billion and $1.93 billion, respectively.

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

The Company granted non-qualified options to purchase 329 thousand shares and 336 thousand shares of the Company’s common stock during the six months ended June 30, 2016 and 2015, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the six months ended June 30, 2016 was as follows:

		Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
(dollars and options in thousands,	Number of	Price per	Contractual	Value
except per share amounts)	Options	Share	Term (Years)	(in millions)
Outstanding at December 31, 2015	2,651	$52.93
Granted	329	99.96
Exercised	(374)	43.04
Cancelled	(35)	50.81
Outstanding at June 30, 2016	2,571	$60.42	6.28	$177
Exercisable at June 30, 2016	1,811	$50.68	5.27	143

For the six months ended June 30, 2016, cash received from the exercise of stock options was $16 million. At June 30, 2016, the total remaining unrecognized compensation cost related to stock options approximated $9 million, which will be amortized over a weighted-average period of approximately 1.4 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share)	2016	2015	2016	2015
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$18.73	$16.04
Total intrinsic value of stock options exercised	$11,469	$7,464	$24,134	$11,204

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

The following table summarizes RSU activity for the six months ended June 30, 2016:

		Weighted
		Average
	Number of	Fair Value
(shares in thousands)	RSUs	per Share
Non-vested at December 31, 2015	439	$69.96
Granted	145	99.99
Vested	(124)	65.63
Cancelled	(12)	77.33
Non-vested at June 30, 2016	448	$80.69

At June 30, 2016, the total remaining unrecognized compensation cost related to RSUs was $21 million, which will be amortized over a weighted-average period of approximately 1.9 years.

Performance Shares:

The Company has a long-term incentive plan for senior management in the form of performance shares. The ultimate payments for performance shares awarded and eventually paid will be based solely on the Company’s stock performance as compared to the stock performance of a peer group.  The final payments will be calculated at the end of the three year period and are subject to approval by management and the Compensation Committee. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

The Company awarded 47 thousand, 58 thousand, and 45 thousand share units in 2015, 2014 and 2013, respectively. The number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s stock performance as compared to the stock performance of the peer group. The weighted average fair value of the shares granted during 2015, 2014 and 2013 was $77.54, $52.03 and $67.19, respectively.  In the first half of 2016, the Company awarded 44 thousand share units at a weighted average fair value of $131.34.

The 2013 performance share award vested in the first half of 2016, achieving a 200 percent pay out of the grant, or 90 thousand total vested shares. There were no share cancellations during the first half of 2016.

At June 30, 2016, the unrecognized compensation cost related to these awards was $5 million, which will be amortized over the remaining requisite service periods of 2.1  years.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Stock options:
Pre-tax compensation expense	$2.2	$1.6	$4.3	$3.4
Income tax (benefit)	(0.8)	(0.6)	(1.6)	(1.3)
Stock option expense, net of income taxes	1.4	1.0	2.7	2.1

RSUs:
Pre-tax compensation expense	3.2	2.3	6.1	4.3
Income tax (benefit)	(1.2)	(0.9)	(2.2)	(1.6)
RSUs, net of income taxes	2.0	1.4	3.9	2.7

Performance shares and other share-based awards:
Pre-tax compensation expense	1.7	1.3	3.4	2.6
Income tax (benefit)	(0.6)	(0.4)	(1.3)	(0.9)
Performance shares and other share-based compensation expense, net of income taxes	1.1	0.9	2.1	1.7

Total share-based compensation:
Pre-tax compensation expense	7.1	5.2	13.8	10.3
Income tax (benefit)	(2.6)	(1.9)	(5.1)	(3.8)
Total share-based compensation expense, net of income taxes	$4.5	$3.3	$8.7	$6.5

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

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1.6	$2.0	$0.8	$1.1	$3.1	$3.8	$1.6	$2.3
Interest cost	3.4	3.7	2.7	3.0	6.8	6.9	5.3	6.0
Expected return on plan assets	(5.0)	(6.3)	(2.7)	(3.4)	(10.0)	(11.9)	(5.4)	(6.8)
Amortization of initial net obligation	—	—	0.1	—	—	—	0.2	—
Amortization of actuarial loss	0.2	0.2	0.4	0.5	0.4	0.4	0.8	1.1
Amortization of transition obligation	—	—	—	0.1	—	—	—	0.1
Amortization of prior service credit	(0.1)	—	—	—	(0.1)	—	—	(0.1)
Settlement loss	—	—	1.1	—	—	—	1.5	—
Net periodic benefit cost	$0.1	$(0.4)	$2.4	$1.3	$0.2	$(0.8)	$4.0	$2.6

The Company currently anticipates that it will make approximately $5 million in cash contributions to its pension plans in 2016, consisting of $4 million to its non-US pension plans and $1 million to its US pension plans. For the six months ended June 30, 2016, cash contributions of approximately $2 million were made to the non-US plans and less than $1 million to the US plans.

In April 2016, the Company performed a pension remeasurement for one of its pension plans in Canada as a result of lump sum settlement payments made related to the Port Colborne plant sale. This plan settlement resulted in a reduction in the funded status of the Plan by $5 million. The Company recorded a pension charge of $1 million as a result of the settlement.

During the first quarter of 2015, the Company amended one of its pension plans in Canada to eliminate future benefit accruals for the plan effective April 30, 2015.  This plan curtailment resulted in an improvement in the funded status of the plan by approximately $9 million. The impact of this plan curtailment on net periodic benefit cost for the first half of 2015 was not significant.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.7	0.8	1.4	1.5
Amortization of actuarial loss	—	0.1	—	0.3
Amortization of prior service credit	(0.8)	(0.5)	(1.6)	(1.1)
Net periodic benefit cost	$0.1	$0.6	$0.2	$1.1

9.Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$117.2	72.2	$1.62	$106.7	71.6	$1.49

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive
RSUs and other awards		1.8			1.1

Diluted EPS	$117.2	74.0	$1.58	$106.7	72.7	$1.47

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$247.7	72.1	$3.44	$190.3	71.6	$2.66

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.7			1.2

Diluted EPS	$247.7	73.8	$3.36	$190.3	72.8	$2.62

For the second quarter and first half of 2016, approximately 0.1 million and 0.3 million share based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.  For both the second quarter and first half of 2015, approximately 0.3 million share based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

10.Inventories

Inventories are summarized as follows:

	At	At
	June 30,	December 31,
(in millions)	2016	2015
Finished and in process	$447	$434
Raw materials	266	229
Manufacturing supplies and other	50	52
Total inventories	$763	$715

11.Debt

The Company’s long-term debt at June 30, 2016 includes $350 million of borrowings under a Term Loan Credit Agreement that expires January 10, 2017 and $200 million of 6 percent Senior Notes that mature on April 15, 2017.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance them on a long-term basis prior to the maturity date.

12.Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2015	$(1,025)	$(29)	$(47)	$(1)	$(1,102)
Gains on cash-flow hedges, net of income tax effect		2			2
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $7		15			15
Actuarial losses on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $1			(4)		(4)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			1		1
Currency translation adjustment	69				69
Balance, June 30, 2016	$(956)	$(12)	$(50)	$(1)	$(1,019)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2014	$(701)	$(19)	$(61)	$(1)	$(782)
Losses on cash-flow hedges, net of income tax effect		(3)			(3)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $7		16			16
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $2			7		7
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			1		1
Currency translation adjustment	(126)				(126)
Balance, June 30, 2015	$(827)	$(6)	$(53)	$(1)	$(887)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount		Amount
	Reclassified from		Reclassified from
	AOCI		AOCI
	Three Months Ended		Six Months Ended		Affected Line Item in
Details about AOCI Components	June 30,		June 30,		Condensed Consolidated
(in millions)	2016	2015	2016	2015	Statements of Income
Losses on cash-flow hedges:
Commodity and foreign currency contracts	$(11)	$(8)	$(21)	$(21)	Gross profit
Interest rate contracts	(1)	(1)	(1)	(2)	Financing costs, net
Losses related to pension and other postretirement obligations	(1)	(1)	(1)	(1)	(a)
Total before-tax reclassifications	$(13)	$(10)	$(23)	$(24)
Income tax benefit	4	3	7	7
Total after-tax reclassifications	$(9)	$(7)	$(16)	$(17)

(a)	This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

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

We had a strong second quarter and first half of 2016 as net sales, operating income, net income and diluted earnings per common share grew from the comparable 2015 periods.  Our earnings growth was driven principally by significantly improved operating results in our North America segment.  Operating income also grew in our Asia Pacific and EMEA segments, which was partially offset by lower results in our South America segment.

Looking ahead, we anticipate that our full year 2016 operating income and net income will grow compared to 2015.  In North America, we expect operating income to increase driven by improved product mix and margins.   In South America, we expect another challenging year.  We believe that operating income in this segment will decline from 2015 as we anticipate continued slow economic growth and foreign currency weakness.  We will continue to maintain a high degree of focus on cost and network optimization in this segment for the remainder of the year.  In the longer term, we believe that the underlying business demographics for our South American segment are positive for the future.  We expect operating income to grow in EMEA and Asia Pacific in 2016, despite anticipated currency headwinds associated with a strong US dollar.  We anticipate that this growth will be driven mainly by improved price/product mix from our specialty ingredient product portfolio, volume growth and effective cost control.

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

For The Three and Six Months Ended June 30, 2016

With Comparatives for the Three and Six Months Ended June 30, 2015

Net Income attributable to Ingredion.  Net income for the quarter ended June 30, 2016 increased to $117 million, or $1.58 per diluted common share, from $107 million, or $1.47 per diluted common share, in the second quarter of 2015.  Net income for the six months ended June 30, 2016 increased to $248 million, or $3.36 per diluted common share, from $190 million, or $2.62 per diluted common share, in the prior-year period.  Our second quarter and first-half 2016 results include after-tax restructuring costs of $10  million ($0.14 per diluted common share) consisting of employee severance-related charges and other costs associated with the execution of global IT outsourcing contracts, severance-related costs attributable to our optimization initiative in South America and additional charges pertaining to our 2015 Port Colborne plant sale.  Additionally, our first-half 2016 results include after-tax costs of $1 million ($0.01 per diluted common share) associated with the integration of both Penford and Kerr.  Our second quarter 2015 results included after-tax costs of $3 million ($0.04 per diluted common share) related to the acquisition and integration of Penford and after-tax costs of $2 million ($0.03 per diluted common share) relating to the sale of Penford inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules.  Our first-half 2015 results included after-tax restructuring charges of $6 million ($0.09 per diluted common share) for employee severance-related costs associated with the Penford acquisition, after-tax costs of $6 million ($0.08 per diluted common share) associated with the acquisition and integration of Penford and after-tax costs of $4 million ($0.05 per diluted common share) relating to the sale of Penford inventory that was adjusted to fair value at the acquisition date.  Without the restructuring and acquisition-related charges, our net income for the second quarter and first half of 2016 would have grown 15 percent and 25 percent, respectively, from the comparable prior-year periods, while our diluted earnings per share for the second quarter and first half of 2016 would have grown by 13 percent and 24 percent, respectively.  These increases primarily reflect significantly improved operating income in North America, as compared to the 2015 periods.

Net Sales.  Second quarter 2016 net sales totaled $1.46 billion, up slightly from second quarter 2015 net sales of $1.45 billion.  Price/product mix improvement of 6 percent was offset by unfavorable currency translation of 5 percent attributable to the stronger US dollar and a 1 percent volume decline.

North American net sales for second quarter 2016 increased 3 percent to $895 million, from $869 million a year ago.    The increase in net sales was driven by price/product mix improvement of 4 percent, which more than offset unfavorable currency translation of 1 percent attributable to a weaker Canadian dollar and a slight volume reduction.  Organic volume declined 3 percent driven by the impact of the Port Colborne plant sale.  In South America, second quarter 2016 net sales decreased 4 percent to $240 million from $250 million a year ago, as unfavorable currency translation of 22 percent and a 6 percent volume reduction more than offset a 24 percent price/product mix improvement.  Asia Pacific’s second quarter 2016 net sales decreased 6 percent to $180 million from $192 million a year ago.  The decrease reflects unfavorable currency translation of 4 percent and a 4 percent price/product mix decline due to the pass through of lower corn costs in pricing to our customers, which more than offset volume growth of 2 percent in the segment.  EMEA net sales for second quarter 2016 increased 2 percent to $140 million from $138 million a year ago.  This increase reflects volume growth of 4 percent, which more than offset unfavorable currency translation of 2 percent attributable to weaker local currencies.  Price/product mix declined slightly.

First-half 2016 net sales totaled $2.82 billion, up 1 percent from first-half 2015 net sales of $2.78 billion.  The increase in net sales reflects price/product mix improvement of 6 percent and 2 percent volume growth, which more than offset unfavorable currency translation of 7 percent due to the stronger US dollar.

Net sales in North America for the first half of 2016 increased 7 percent to $1.74 billion, from $1.62 billion a year ago.  The increase in net sales reflects price/product mix improvement of 5 percent and 3 percent volume growth driven by our 2015 acquisitions, partially offset by unfavorable currency translation of 1 percent attributable to a weaker Canadian dollar.  Organic volume declined 3 percent driven by the impact of the Port Colborne plant sale.  In South America, net sales for the first half of 2016 decreased 10 percent to $455 million from $508 million a year ago.  This decline was driven by unfavorable currency translation of 28 percent and a 5 percent volume reduction, which more than offset price/product mix improvement of 23 percent.  In Asia Pacific, net sales for the first half of 2016 decreased 8 percent to $349 million from $379 million a year ago.  The decrease reflects unfavorable currency translation of 5 percent and a 4 percent price/product mix decline due to the pass through of lower corn costs in pricing to our customers, which more than offset 1 percent volume growth.  EMEA net sales for the first half of 2016 increased 2 percent to $276 million from $269 million a year ago. Volume growth of 7 percent more than offset unfavorable currency translation of 3 percent attributable to weaker local currencies and a 2 percent price/product mix reduction resulting from the pass through of lower corn costs in pricing to our customers.

Cost of Sales and Operating Expenses.  Cost of sales of $1.10 billion for the second quarter of 2016 decreased 3 percent from $1.13 billion in the prior-year period.  Cost of sales of $2.12 billion for the first half of 2016 decreased 3 percent from $2.18 billion in the prior-year period.  These declines primarily reflect the effects of currency translation.  Gross corn costs per ton for the second quarter of 2016 increased approximately 2 percent from the prior-year period, driven by higher market prices for corn.  For the first half of 2016, gross corn costs declined 2 percent from a year ago.  Currency translation caused cost of sales for the second quarter and first half of 2016 to decrease approximately 6 percent and 8 percent, respectively, from the prior-year periods, reflecting the impact of the stronger US dollar.  Our gross profit margin was 24 percent and 25 percent for the second quarter and first half of 2016, respectively, up from 22 percent in the prior year periods.  These increases primarily reflect significantly improved gross profit margins in North America and, to a lesser extent, in Asia Pacific and EMEA.

Operating expenses for the second quarter of 2016 were $144 million, consistent with the prior-year period.  For the first half of 2016, operating expenses increased 2 percent to $282 million from $276 million a year ago.  The increase primarily reflects incremental operating expenses of Penford and Kerr and various compensation-related costs.  Favorable translation effects associated with the stronger US dollar partially offset these increases.  Currency translation associated with the weaker foreign currencies reduced operating expenses for the second quarter and first half of 2016 by approximately 5 percent and 6 percent, respectively, from the prior-year periods.  Operating expenses, as a percentage of gross profit, was 41 percent for both the second quarter and first half of 2016, as compared to 45 percent and 46 percent, respectively, in the comparable prior-year periods. The declines reflect our continued focus on cost control and gross profit growth.

Operating Income.  Second quarter 2016 operating income increased 15 percent to $198 million from $173 million a year ago.  Operating income for second quarter 2016 includes a restructuring charge of $13 million (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).  Operating income for second quarter 2015 included $4 million of costs related to the acquisition and integration of Penford.  Additionally, the second quarter 2015 results included the flow through of $3 million of costs associated with the sale of Penford inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.    Without the restructuring and acquisition-related charges, our second quarter 2016 operating income would have grown 17 percent from second quarter 2015.  This increase primarily reflects operating income growth in North America.  Unfavorable currency translation attributable to the stronger US dollar negatively impacted operating income by approximately $2 million, as compared to second quarter 2015.  Our product pricing actions helped to mitigate the unfavorable impact of currency translation.  North America operating income for second quarter 2016 increased 26 percent to $160 million from $127 million a year ago, reflecting both acquisition-related and organic growth.  Earnings contributed by the operations acquired from Kerr represented approximately 2 percentage points of the increase.  The remaining organic operating income improvement of 24 percent was driven principally by improved product price/mix and operating efficiencies in the segment.  Translation effects associated with a weaker Canadian dollar negatively impacted second quarter 2016 operating income by approximately $1 million in the segment.  South America operating income for second quarter 2016 declined 31 percent to $14 million from $20 million in the year-ago period.  The decrease was driven by lower earnings in the Southern Cone region of South America, which more than offset earnings growth in the rest of the segment.  Improved product selling prices were not enough to offset higher local production costs and reduced volume attributable to the difficult macroeconomic environment in the Southern Cone.  We anticipate that our business in South America will continue to be challenged by difficult economic conditions.  Asia Pacific operating income for second quarter 2016 was $30 million, up 6 percent from $28 million in the year-ago period.  Lower raw material and energy costs, good cost control and volume growth helped to mitigate the impact of reduced product selling prices and local currency weakness in the segment.  Translation effects associated with weaker Asia Pacific currencies negatively impacted operating income by approximately $2 million in the segment.  EMEA operating income for second quarter 2016 was $29 million, up 27 percent from $23 million last year.   The increase was driven by volume growth and lower raw material and energy costs, which more than offset the impact of local currency weakness in the segment.  Translation effects primarily associated with the weaker Pakistan Rupee and British Pound Sterling had an unfavorable impact of approximately $1 million on operating income in the segment.

For the first half of 2016, operating income increased 28 percent to $398 million from $312 million a year ago.  Operating income for first-half 2016 includes the previously-mentioned restructuring charge of $13 million and $1 million of costs associated with our integration of Penford and Kerr. First-half 2015 operating income included a $10 million restructuring charge for employee severance-related costs associated with the Penford acquisition and $8 million of other costs related to the acquisition and integration of Penford.  Additionally, the first-half 2015 results included $6 million of costs associated with the sale of Penford inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without the restructuring and acquisition-related charges, our first-half 2016 operating income would have grown 22 percent from the year-ago period.  This increase primarily reflects operating income growth in North America.  Unfavorable currency translation attributable to the stronger US dollar negatively impacted operating income by approximately $17 million, as compared to first-half 2015.  Our product pricing actions helped to mitigate the unfavorable impact of currency translation.  North America operating income for first-half 2016 increased 35 percent to $309 million from $229 million a year ago.  Earnings contributed by the operations acquired from Penford and Kerr represented approximately 4 percentage points of the increase.  The remaining organic operating income improvement of 31 percent was driven principally by improved product price/mix and operating efficiencies in the segment.  Translation effects associated with a weaker Canadian dollar negatively impacted first-half 2016 operating income by approximately $4 million in the segment.  South America operating income for first-half 2016 decreased 29 percent to $32 million from $45 million a year ago.  The decrease reflects lower earnings in the Southern Cone region of South America, and to a lesser extent, in Brazil.  Improved product selling prices were not enough to offset higher local production costs, reduced volume attributable to the difficult macroeconomic environment (particularly in the Southern Cone) and unfavorable impacts of currency devaluations.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real and Colombian Peso) negatively impacted operating income by approximately $7 million.  We anticipate that our business in South America will continue to be challenged by difficult economic conditions.  Asia Pacific operating income for first-half 2016 increased 7 percent to $58 million from $54 million a year ago.  Lower raw material and energy costs, good cost control and volume growth helped to mitigate the impact of reduced product selling prices and local currency weakness in the segment.  Translation effects associated with weaker Asia Pacific currencies negatively impacted operating income by approximately $4 million in the segment.  EMEA operating income for first-half 2016 grew 23 percent to $55 million from $45 million a year ago.  The increase was driven by volume growth and lower raw material and energy costs, which more than offset the impact of local currency weakness in the segment.  Translation effects primarily associated with the weaker Pakistan Rupee and British Pound Sterling had an unfavorable impact of approximately $2 million on operating income in the segment.

Financing Costs-net.  Financing costs for the second quarter and first half of 2016 increased to $19 million and $33 million, respectively, from $17 million and $30 million in the comparable prior-year periods.  The increases primarily reflect an increase in foreign currency transaction losses, reduced interest income due to lower average cash balances and an increase in interest expense driven by higher weighted average borrowing costs.

Provision for Income Taxes.  Our effective income tax rate for the second quarter of 2016 was 32.8 percent compared to 30.3 percent a year ago.  The effective income tax rate for the first six months of 2016 was 30.6 percent compared to 30.9 percent a year ago.

The second quarter of 2016 includes favorable reversal of previously unrecognized tax benefits due to the lapsing of the statute of limitations and other releases of approximately $2 million.

In addition, we use the US dollar as the functional currency for our subsidiaries in Mexico.  Because of the continued decline in the value of the Mexican peso versus the US dollar, our tax provision for the second quarter and first half of 2016 includes unfavorable tax amounts of approximately $7 million and $5 million, respectively, compared to the year-ago periods.

Finally, in the second quarter of 2016 we elected to early adopt ASU No. 2016-09, related to stock compensation.  See Note 2 of the Notes to the Condensed Consolidated Financial Statements.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards vest or are settled.  Our tax provision for the second quarter and first half of 2016 includes a tax benefit of $3 million and $6 million, respectively, related to the adoption of this standard.

Without these items, our effective income tax rates for both the second quarter and first half of 2016 would have been approximately 30.2 percent.

Our effective income tax rate for the second quarter of 2015 included the recognition of previously unrecognized tax benefits of approximately $1 million.  In addition, due to a decline in the value of the Mexican peso versus the US dollar, our tax provision for the second quarter and first half of 2015 was unfavorably impacted by approximately $3 million and $5 million, respectively, compared to the 2014 periods.  Without these items, our effective income tax rates for the second quarter and first half of 2015 would have been approximately 29.2 percent and 29.7 percent, respectively.

Comprehensive Income Attributable to Ingredion.  We recorded comprehensive income of $155 million for the second quarter of 2016, as compared to $145 million in the year-ago period.  The increase in comprehensive income primarily reflects our net income growth.  For the first half of 2016, we recorded comprehensive income of $321 million, as compared to $85 million in the prior-year period.  The increase in comprehensive income primarily reflects a $185 million favorable variance in the foreign currency translation adjustment and our net income growth.  The favorable variance in the foreign currency translation adjustment for the six months ended June 30, 2016 reflects a strengthening in end of period foreign currencies relative to the US dollar, as compared to the year-ago period when end of period foreign currencies had substantially weakened.

Liquidity and Capital Resources

Cash provided by operating activities for the first six months of 2016 was $266 million, as compared to $248 million a year ago.  The increase in operating cash flow primarily reflects an increase in our net income, partially offset by an increase in working capital.

Capital expenditures of $125 million for the first six months of 2016 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be approximately $300 million for full year 2016.

We have a senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that matures on October 22, 2017.  At June 30, 2016, there were $83 million of borrowings outstanding under our Revolving Credit Agreement, as compared to $111 million at December 31, 2015.  In addition to borrowing availability under our Revolving Credit Agreement, we have approximately $400 million of unused operating lines of credit in the various foreign countries in which we operate.

At June 30, 2016, we had total debt outstanding of $1.83 billion, compared to $1.84 billion at December 31, 2015.  In addition to the borrowings outstanding under the Revolving Credit Agreement, our total debt includes $350 million of borrowings under a Term Loan Credit Agreement due January 10, 2017, $300 million (principal amount) of 1.8 percent senior notes due September 25, 2017, $200 million of 6.0 percent senior notes due April 15, 2017, $200 million of 5.62 percent senior notes due 2020, $400 million (principal amount) of 4.625 percent notes due 2020, $250 million (principal amount) of 6.625 percent senior notes due 2037, and $29 million of consolidated subsidiary debt consisting of local country short-term borrowings.  The weighted average interest rate on our total indebtedness was approximately 3.9 percent for the first six months of 2016, compared to 3.4 percent in the comparable prior-year period.

As noted above, we have a $350 million term loan that matures January 10, 2017 and $200 million of 6.0 percent senior notes that mature April 15, 2017.  These borrowings are included in long-term debt in our Condensed Consolidated Balance Sheet as we have the ability and intent to refinance them on a long-term basis prior to the maturity dates.

On May 18, 2016, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock.  This dividend was paid on July 25, 2016 to stockholders of record at the close of business on June 30, 2016.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $497 million of our total cash and cash equivalents and short-term investments of $507 million at June 30, 2016, was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At June 30, 2016, our accumulated other comprehensive loss account (“AOCI”) included $6 million of losses, net of income taxes of $4 million, related to these derivative instruments.  It is anticipated that these losses will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk:

Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk.  At June 30, 2016, we had foreign currency forward sales contracts with an aggregate notional amount of $379 million and foreign currency forward purchase contracts with an aggregate notional amount of $56 million that hedged transactional exposures.  The fair value of these derivative instruments is a net liability of $17 million at June 30, 2016.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  The amount in AOCI relating to these hedges at June 30, 2016 was not significant.

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

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at June 30, 2016.

We have interest rate swap agreements that effectively convert the interest rates on our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-

month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements was $16 million at June 30, 2016 and is reflected in the Condensed Consolidated Balance Sheet within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations.

At June 30, 2016, AOCI included $4 million of losses (net of income taxes of $2 million) related to settled Treasury Lock agreements.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $1 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2016.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 52 to 53 in our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2015 to June 30, 2016.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares that may yet
	Number	Price	part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at end of period
April 1 – April 30, 2016	—	—	—	4,741 shares
May 1 – May 31, 2016	—	—	—	4,741 shares
June 1 – June 30, 2016	—	—	—	4,741 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019.  At June 30, 2016, we have 4.7 million shares available for repurchase under the stock repurchase program.

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

INGREDION INCORPORATED

DATE:	July 29, 2016	By	/s/ Jack C. Fortnum
Jack C. Fortnum
Executive Vice President and Chief Financial Officer

DATE:	July 29, 2016	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller

EXHIBIT INDEX

Number	Description of Exhibit

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.