Form 10-Q
period 2016-09-30
Ingredion Inc
filed 2016-11-03
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 2, 2016
Common Stock, $.01 par value	72,402,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Net sales before shipping and handling costs	$1,569	$1,524	$4,537	$4,470
Less - shipping and handling costs	80	87	233	254
Net sales	1,489	1,437	4,304	4,216
Cost of sales	1,120	1,107	3,241	3,287
Gross profit	369	330	1,063	929

Operating expenses	149	139	431	416
Other (income) expense - net	(3)	2	(2)	2
Restructuring/impairment charges	2	14	15	24

Operating income	221	175	619	487

Financing costs-net	15	14	48	44

Income before income taxes	206	161	571	443
Provision for income taxes	60	51	172	138
Net income	146	110	399	305
Less - Net income attributable to non-controlling interests	3	2	8	7
Net income attributable to Ingredion	$143	$108	$391	$298

Weighted average common shares outstanding:
Basic	72.5	71.6	72.2	71.6
Diluted	74.3	72.9	74.0	72.9

Earnings per common share of Ingredion:
Basic	$1.98	$1.51	$5.42	$4.17
Diluted	$1.93	$1.48	$5.29	$4.09

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net income	$146	$110	$399	$305
Other comprehensive income (loss):
Losses on cash-flow hedges, net of income tax effect of $9, $7, $9 and $8, respectively	(18)	(15)	(15)	(18)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $2, $3, $9 and $10, respectively	4	7	18	23
Actuarial gain (loss) on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $-, $-, $1 and $2, respectively	—	—	(4)	6
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	—	—	1	1
Currency translation adjustment	9	(157)	68	(283)
Comprehensive income (loss)	$141	$(55)	$467	$34
Less: Comprehensive income attributable to non-controlling interests	(3)	(2)	(8)	(6)
Comprehensive income (loss) attributable to Ingredion	$138	$(57)	$459	$28

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except share and per share amounts)	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$751	$434
Short-term investments	13	6
Accounts receivable — net	856	775
Inventories	736	715
Prepaid expenses	25	20
Total current assets	2,381	1,950

Property, plant and equipment - net of accumulated depreciation of $2,824 and $2,642, respectively	2,055	1,989
Goodwill	609	601
Other intangible assets - net of accumulated amortization of $100 and $82, respectively	386	410
Deferred income tax assets	10	7
Other assets	132	117
Total assets	$5,573	$5,074

Liabilities and equity
Current liabilities:
Short-term borrowings	$33	$19
Accounts payable and accrued liabilities	763	723
Total current liabilities	796	742

Non-current liabilities	164	170
Long-term debt	1,859	1,819
Deferred income tax liabilities	148	139
Share-based payments subject to redemption	27	24

Ingredion stockholders’ equity
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 77,810,875 issued at September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	1,146	1,160
Less - Treasury stock (common stock: 5,417,022 and 6,194,510 shares at September 30, 2016 and December 31, 2015, respectively) at cost	(414)	(467)
Accumulated other comprehensive loss	(1,024)	(1,102)
Retained earnings	2,842	2,552
Total Ingredion stockholders’ equity	2,551	2,144
Non-controlling interests	28	36
Total equity	2,579	2,180
Total liabilities and equity	$5,573	$5,074

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Redemption
Balance, December 31, 2015	$1	$1,160	$(467)	$(1,102)	$2,552	$36	$24
Net income attributable to Ingredion					391
Net income attributable to non-controlling interests						8
Dividends declared					(101)	(6)
Repurchases of common stock		(8)
Issuance of common stock on exercise of stock options		(14)	43
Share-based compensation		8	10				3
Other comprehensive income (loss)				78		(10)
Balance, September 30, 2016	$1	$1,146	$(414)	$(1,024)	$2,842	$28	$27

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Redemption
Balance, December 31, 2014	$1	$1,164	$(481)	$(782)	$2,275	$30	$22
Net income attributable to Ingredion					298
Net income attributable to non-controlling interests						6
Dividends declared					(92)	(3)
Repurchases of common stock		(6)	(34)
Issuance of common stock on exercise of stock options		(12)	30
Share-based compensation		14	10				(1)
Other comprehensive loss				(271)
Balance, September 30, 2015	$1	$1,160	$(475)	$(1,053)	$2,481	$33	$21

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Cash provided by operating activities:
Net income	$399	$305
Non-cash charges to net income:
Depreciation and amortization	146	145
Write-off of impaired assets	—	10
Charge for fair value mark-up of acquired inventory	—	8
Other	59	72
Changes in working capital:
Accounts receivable and prepaid expenses	(56)	(40)
Inventories	(8)	21
Accounts payable and accrued liabilities	18	(40)
Decrease (increase) in margin accounts	1	(7)
Other	(17)	7
Cash provided by operating activities	542	481

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(197)	(193)
Short-term investments	(7)	24
Payments for acquisitions, net of cash acquired of $16	—	(434)
Cash used for investing activities	(204)	(603)

Cash provided by (used for) financing activities:
Proceeds from borrowings	793	997
Payments on debt	(742)	(558)
Debt issuance costs	(4)	—
Issuance (repurchase) of common stock - net	21	(22)
Dividends paid (including to non-controlling interests)	(103)	(94)
Excess tax benefit on share-based compensation	—	6
Cash provided by (used for) financing activities	(35)	329

Effects of foreign exchange rate changes on cash	14	(65)

Increase in cash and cash equivalents	317	142

Cash and cash equivalents, beginning of period	434	580

Cash and cash equivalents, end of period	$751	$722

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

The unaudited condensed consolidated interim financial statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2015 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2016 and 2015, and the financial position of the Company as of September 30, 2016.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.            Recently Adopted and New Accounting Standards

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

We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively, which resulted in an increase in cash provided by operating activities and a decrease in cash provided by financing activities for the nine months ended September 30, 2016. No changes in presentation will be made for prior years presented. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in-capital of $6 million and $12 million for the three and nine months ended September 30, 2016, as well as an increase of 0.3 million diluted weighted average common shares outstanding for both periods.  The adoption of the new standard impacted our previously reported results for the first quarter of 2016 as follows:

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This Update also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.  The standard will allow various transition approaches upon adoption.  We are assessing the impacts of this new standard and the subsequent Accounting Standard Updates issued during the year that amend the new standard.

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

3.            Acquisitions

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

The Company incurred less than $1 million and $2 million of pre-tax acquisition and integration costs for the three and nine months ended September 30, 2016, associated with its recent acquisitions.  In 2015, the Company incurred $2 million and $9 million of pre-tax acquisition and integration costs for the three and nine months ended September 30, 2015, respectively, associated with the Penford and Kerr transactions.

4.            Impairment and Restructuring Charges

During the third quarter of 2016, the Company recorded $2 million of restructuring charges for employee-related severance and other costs due to the execution of global information technology (“IT”) outsourcing contracts.  The

Company expects to incur additional costs of approximately $2 million in the fourth quarter of 2016 related to the IT outsourcing project.  Additionally, the Company expects to incur approximately $2 million of costs associated with the IT outsourcing project in the first half of 2017.

For the nine months ended September 30, 2016, the Company recorded $15 million of restructuring charges consisting of $10 million of employee-related severance and other costs due to the execution of global IT outsourcing contracts, $3 million of employee-related severance costs associated with the Company’s optimization initiative in South America and $2 million of costs attributable to the 2015 Port Colborne plant sale.

On September 8, 2015, the Company announced that it planned to consolidate its manufacturing network in Brazil.  Production at plants in Trombudo Central and Conchal has ceased and will be moved to plants in Balsa Nova and Mogi Guaçu, respectively.  The plant closures should be complete by the end of 2016.  In the third quarter of 2015, the Company recorded total pre-tax restructuring-related charges of $12 million related to these plant closures, consisting of a $10 million charge for impaired assets and $2 million of employee severance-related costs.

Also, in the third quarter of 2015, the Company recorded a pre-tax restructuring charge of $2 million for estimated employee severance-related costs associated with the Port Colborne plant sale.

In the first quarter of 2015, the Company recorded a pre-tax restructuring charge of $10 million for employee severance-related costs associated with the Penford acquisition.

A summary of the Company’s severance accrual at September 30, 2016 is as follows (in millions):

Balance in severance accrual at December 31, 2015	$10
Restructuring charge for employee severance costs:
IT transformation	6
South America employee-related severance	3
Payments made to terminated employees	(8)
Balance in severance accrual at September 30, 2016	$11

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net sales to unaffiliated customers:
North America	$899	$880	$2,634	$2,503
South America	276	257	731	765
Asia Pacific	185	174	534	553
EMEA	129	126	405	395
Total	$1,489	$1,437	$4,304	$4,216

Operating income:
North America	$164	$133	$474	$362
South America	27	28	59	73
Asia Pacific	29	28	87	81
EMEA	25	22	80	67
Corporate	(22)	(18)	(64)	(54)
Subtotal	223	193	636	529
Restructuring / impairment charges	(2)	(14)	(15)	(24)
Acquisition / integration costs	—	(2)	(2)	(9)
Charge for fair value markup of acquired inventory	—	(2)	—	(9)
Total	$221	$175	$619	$487

	At	At
(in millions)	Sept. 30, 2016	Dec. 31, 2015
Total assets
North America	$3,403	$3,163
South America	845	714
Asia Pacific	808	716
EMEA	517	481
Total	$5,573	$5,074

6.            Financial Instruments, Derivatives and Hedging Activities

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

Commodity price hedging:  The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next twelve to twenty-four months.  To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock-in its corn costs associated with firm-priced customer sales contracts.  The Company uses over-the-

counter natural gas swaps to hedge a portion of its natural gas usage in North America.  These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash-flow hedges.  The Company also enters into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol.  Unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”).  These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective.  The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these cash-flow hedges are not significant.

At September 30, 2016, AOCI included $21 million of losses, net of tax of $11 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2015, AOCI included $21 million of losses, net of tax of $10 million, pertaining to commodities-related derivative instruments designated as cash-flow hedges.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of interest rate swaps and Treasury Lock agreements (“T-Locks”).  The Company has interest rate swap agreements that effectively convert the interest rates on its 6.0 percent $200 million senior notes due April 15, 2017, its 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of its $400 million  4.625  percent  senior  notes  due  November  1, 2020,  to  variable  rates. These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at September 30, 2016 and December 31, 2015 was $11 million and $7 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations. The Company did not have any T-locks outstanding at September 30, 2016 or December 31, 2015.

At September 30, 2016, AOCI included $4 million of losses (net of income taxes of $2 million), related to settled T-Locks. At December 31, 2015, AOCI included $5 million of losses (net of income taxes of $2 million), related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk. At September 30, 2016, the Company had foreign currency forward sales contracts with an aggregate notional amount of $394 million and foreign currency forward purchase contracts with an aggregate notional amount of $89 million that hedged transactional exposures.  At December 31, 2015, the Company had foreign currency forward sales contracts with an aggregate notional amount of $606 million and foreign currency forward purchase contracts with an aggregate notional amount of $287 million that hedged transactional exposures.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. The amount included in AOCI relating to these hedges at both September 30, 2016 and December 31, 2015 was not significant.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as		At	At		At	At
hedging instruments:	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in millions)	Location	2016	2015	Location	2016	2015

Commodity and foreign currency	Accounts receivable-net	$15	$18	Accounts payable and accrued liabilities	$46	$38

Commodity, foreign currency, and interest rate contracts	Other assets	20	14	Non-current liabilities	7	4

Total		$35	$32		$53	$42

At September 30, 2016, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 99 million bushels of corn and 20 million pounds of soybean oil. The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 17 million mmbtu’s of natural gas at September 30, 2016.  Additionally at September 30, 2016, the Company had outstanding ethanol futures contracts that hedged the forecasted sale of approximately 9 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

			Location of Gains
Derivatives in	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging	Three Months Ended	Three Months Ended	AOCI	Three Months Ended	Three Months Ended
Relationships	September 30, 2016	September 30, 2015	into Income	September 30, 2016	September 30, 2015
Commodity and foreign currency contracts	$(27)	$(22)	Gross profit	$(5)	$(9)

Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(27)	$(22)		$(6)	$(10)

			Location of Gains
Derivatives in	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging	Nine Months Ended	Nine Months Ended	AOCI	Nine Months Ended	Nine Months Ended
Relationships	September 30, 2016	September 30, 2015	into Income	September 30, 2016	September 30, 2015
Commodity and foreign currency contracts	$(24)	$(26)	Gross profit	$(26)	$(31)

Interest rate contracts	—	—	Financing costs, net	(1)	(2)
Total	$(24)	$(26)		$(27)	$(33)

At September 30, 2016, AOCI included $21 million of losses (net of income taxes of $11 million) on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the losses to be offset by changes in the underlying commodities costs.  The Company also has $1 million of losses on settled T-Locks (net of income taxes of $1 million) recorded in AOCI at September 30, 2016, which are expected to be reclassified into earnings during the next twelve months.  Additionally, at September 30, 2016, AOCI included an insignificant amount of losses related to foreign currency hedges that are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of September 30, 2016				As of December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$7	$7	$—	$—	$6	$6	$—	$—
Derivative assets	35	6	29	—	32	2	30	—
Derivative liabilities	53	23	30	—	42	21	21	—
Long-term debt	2,000	—	2,000	—	1,912	—	1,912	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At September 30, 2016, the carrying value and fair value of the Company’s long-term debt were $1.86 billion and $2.00 billion, respectively.

7.            Share-Based Compensation

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

The Company granted non-qualified options to purchase 329 thousand shares and 336 thousand shares during  the nine months ended September 30, 2016 and 2015, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the nine months ended September 30, 2016 was as follows:

		Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
(dollars and options in thousands,	Number of	Price per	Contractual	Value
except per share amounts)	Options	Share	Term (Years)	(in millions)
Outstanding at December 31, 2015	2,651	$52.93
Granted	329	99.96
Exercised	(628)	45.86
Cancelled	(51)	60.71
Outstanding at September 30, 2016	2,301	$61.41	6.16	$165
Exercisable at September 30, 2016	1,557	$50.79	5.07	128

For the nine months ended September 30, 2016, cash received from the exercise of stock options was $29 million. At September 30, 2016, the total remaining unrecognized compensation cost related to stock options approximated $6 million, which will be amortized over a weighted-average period of approximately 1.3 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share)	2016	2015	2016	2015
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$18.73	$16.04
Total intrinsic value of stock options exercised	$21,365	$10,860	$45,499	$22,064

Restricted Stock Units:

The Company has granted restricted stock units (“RSUs”) to certain key employees. The RSUs are subject to cliff vesting, generally after three years provided the employee remains in the service of the Company. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.

The following table summarizes RSU activity for the nine months ended September 30, 2016:

		Weighted
		Average
	Number of	Fair Value
(shares in thousands)	RSUs	per Share
Non-vested at December 31, 2015	439	$69.96
Granted	151	101.25
Vested	(129)	65.47
Cancelled	(23)	80.05
Non-vested at September 30, 2016	438	$81.54

At September 30, 2016, the total remaining unrecognized compensation cost related to RSUs was $17 million, which will be amortized over a weighted-average period of approximately 1.8 years.

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

For the nine months ended September 30, 2016, the Company awarded 44 thousand share units at a weighted average fair value of $131.34.  The Company awarded 47 thousand, 58 thousand, and 45 thousand share units in 2015, 2014 and 2013, respectively. The number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s stock performance as compared to the stock performance of the peer group. The weighted average fair value of the shares granted during 2015, 2014 and 2013 was $77.54, $52.03 and $67.19, respectively.

The 2013 performance share award vested in the first half of 2016, achieving a 200 percent pay out of the grant, or 90 thousand total vested shares. There were no share cancellations during the first nine months of 2016.

At September 30, 2016, the unrecognized compensation cost related to these awards was $4 million, which will be amortized over the remaining requisite service periods of 1.9 years.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Stock options:
Pre-tax compensation expense	$2.2	$1.7	$6.5	$5.1
Income tax (benefit)	(0.8)	(0.6)	(2.4)	(1.9)
Stock option expense, net of income taxes	1.4	1.1	4.1	3.2

RSUs:
Pre-tax compensation expense	3.0	2.4	9.2	6.8
Income tax (benefit)	(1.1)	(0.9)	(3.4)	(2.5)
RSUs, net of income taxes	1.9	1.5	5.8	4.3

Performance shares and other share-based awards:
Pre-tax compensation expense	1.6	1.3	5.0	3.8
Income tax (benefit)	(0.6)	(0.5)	(1.8)	(1.4)
Performance shares and other share-based compensation expense, net of income taxes	1.0	0.8	3.2	2.4

Total share-based compensation:
Pre-tax compensation expense	6.8	5.4	20.7	15.7
Income tax (benefit)	(2.5)	(2.0)	(7.6)	(5.8)
Total share-based compensation expense, net of income taxes	$4.3	$3.4	$13.1	$9.9

8.            Net Periodic Pension and Postretirement Benefit Costs

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

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	US Plans		Non-US Plans		US Plans		Non-US Plans
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1.5	$2.0	$0.8	$1.0	$4.6	$5.8	$2.4	$3.4
Interest cost	3.4	3.7	2.7	2.8	10.2	10.6	8.0	8.8
Expected return on plan assets	(5.0)	(6.3)	(2.7)	(3.2)	(15.0)	(18.2)	(8.1)	(10.0)
Amortization of initial net obligation	—	—	0.1	—	—	—	0.3	—
Amortization of actuarial loss	0.2	0.2	0.5	0.5	0.6	0.5	1.3	1.7
Amortization of transition obligation	—	—	—	0.1	—	—	—	0.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	—	(0.1)
Settlement loss	—	—	—	—	—	—	1.5	—
Net periodic benefit cost	$0.1	$(0.4)	$1.4	$1.2	$0.3	$(1.3)	$5.4	$4.0

The Company currently anticipates that it will make approximately $15 million in cash contributions to its pension plans in 2016, consisting of $11 million to its US pension plans and $4 million to its non-US pension plans. For the nine months ended September 30, 2016, cash contributions of approximately $10 million were made to the US plans and $3 million to the non-US plans.

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

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	0.8	0.8	2.2	2.3
Amortization of actuarial loss	—	0.1	—	0.4
Amortization of prior service credit	(0.9)	(0.5)	(2.5)	(1.6)
Net periodic benefit cost	$0.1	$0.6	$0.3	$1.7

9.            Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$143.4	72.5	$1.98	$107.9	71.6	$1.51

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.8			1.3

Diluted EPS	$143.4	74.3	$1.93	$107.9	72.9	$1.48

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$391.2	72.2	$5.42	$298.2	71.6	$4.17

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.8			1.3

Diluted EPS	$391.2	74.0	$5.29	$298.2	72.9	$4.09

For both the third quarter and first nine months of 2016, the number of share-based awards excluded from the calculation of diluted EPS was not material.  For both the third quarter and first nine months of 2015, approximately 0.3 million share-based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

10.          Inventories

Inventories are summarized as follows:

	At	At
	September 30,	December 31,
(in millions)	2016	2015
Finished and in process	$438	$434
Raw materials	248	229
Manufacturing supplies and other	50	52
Total inventories	$736	$715

11.          Debt

On September 22, 2016, the Company issued 3.2 percent Senior Notes due October 1, 2026 in an aggregate principal amount of $500 million.  These notes are unsecured obligations of the Company and rank equally with all of the Company’s other existing and future unsecured, senior indebtedness.  Interest on the notes is required to be paid semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2017.  The Company may redeem these notes at its option, at any time in whole or from time to time in part, at the redemption prices set forth in the supplemental indenture pursuant to which these notes were issued.  The net proceeds from the sale of the notes of approximately $497 million were used to repay the $350 million due under the Company’s Term Loan Credit Agreement, plus accrued interest, to repay $52 million of borrowings under the Company’s previously existing $1 billion revolving credit facility and for general corporate purposes.  The Company paid debt issuance costs of approximately $4 million relating to the notes, which, along with the debt discount, are being amortized to financing costs over the life of the notes.

The Company’s long-term debt at September 30, 2016 includes $200 million of 6.0 percent Senior Notes that mature on April 15, 2017 and $300 million of 1.8 percent Senior Notes that mature on September 25, 2017.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance them on a long-term basis prior to the respective maturity dates.

On October 11, 2016, the Company entered into a new five-year, senior unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that replaced our previously existing $1 billion senior unsecured revolving credit facility that would have matured on October 22, 2017.  The Company paid fees of approximately $2 million relating to the new credit facility, which will be recognized as Other assets and amortized to financing costs over the term of the facility.

Subject to certain terms and conditions, the Company may increase the amount of the revolving facility under the Revolving Credit Agreement by up to $500 million in the aggregate.  The Company may also obtain up to two one-year extensions of the maturity date of the Revolving Credit Agreement at its requests and subject to the agreement of the lenders.  All committed pro rata borrowings under the revolving facility will bear interest at a variable annual rate based on the LIBOR or base rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin based on the Company’s leverage ratio (as reported in the financial statements delivered pursuant to the Revolving Credit Agreement) or the Company’s credit rating.  Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries thereunder.

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and other terms and conditions, including limitations on liens, incurrence of subsidiary debt and mergers.  The Company must also comply with a leverage ratio and an interest coverage ratio covenant.  The occurrence of an event of default under the Revolving Credit Agreement could result in all loans and other obligations under the agreement being declared due and payable and the revolving credit facility being terminated.

12.          Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2015	$(1,025)	$(29)	$(47)	$(1)	$(1,102)
Losses on cash-flow hedges, net of income tax effect of $9		(15)			(15)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $9		18			18
Actuarial losses on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $1			(4)		(4)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			1		1
Currency translation adjustment	78				78
Balance, September 30, 2016	$(947)	$(26)	$(50)	$(1)	$(1,024)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2014	$(701)	$(19)	$(61)	$(1)	$(782)
Losses on cash-flow hedges, net of income tax effect $8		(18)			(18)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $10		23			23
Actuarial gains on pension and postretirement obligations, settlements and plan amendments, net of income tax effect of $2			6		6
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect			1		1
Currency translation adjustment	(283)				(283)
Balance, September 30, 2015	$(984)	$(14)	$(54)	$(1)	$(1,053)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount		Amount
	Reclassified from		Reclassified from
	AOCI		AOCI
	Three Months Ended		Nine Months Ended		Affected Line Item in
Details about AOCI Components	September 30,		September 30,		Condensed Consolidated
(in millions)	2016	2015	2016	2015	Statements of Income
Losses on cash-flow hedges:
Commodity and foreign currency contracts	$(6)	$(9)	$(26)	$(31)	Gross profit
Interest rate contracts	—	(1)	(1)	(2)	Financing costs, net
Losses related to pension and other postretirement obligations	—	—	(1)	(1)	(a)
Total before-tax reclassifications	$(6)	$(10)	$(28)	$(34)
Income tax benefit	2	3	9	10
Total after-tax reclassifications	$(4)	$(7)	$(19)	$(24)

(a)	This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

13.          Subsequent Event

For the past seven years, the Company has been pursuing relief from double taxation under the US and Canadian tax treaty.  As a result, the Company’s US and Canadian tax returns are subject to adjustment from 2004 and forward for the specific issues being contested.  In October 2016, the Company was informed that the two countries reached a tentative agreement that would settle the issues for the years 2004 through 2013.  Therefore, it is likely that a conclusion to the issues being contested could be reached within 12 months of September 30, 2016.  The Company has not provided for the potential settlement and believes the settlement could result in additional tax expense of $23 million to $27 million, which is expected to be recorded in the fourth quarter of 2016.  In addition, as a result of the settlement the Company expects to record a reserve for uncertain tax positions of $7 million to $13 million for the years 2014 – 2016 in the fourth quarter of 2016.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major supplier of high-quality food and industrial ingredients to customers around the world.  We have 41 manufacturing plants located in North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our ingredients are used by customers in the food, beverage, animal feed, paper and corrugating, and brewing industries, among others.

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

We had a strong third quarter and first nine months of 2016 as net sales, operating income, net income and diluted earnings per common share grew from the comparable 2015 periods.  Our earnings growth was driven principally by significantly improved operating results in our North America segment.  Operating income also grew in our Asia Pacific and EMEA segments, which was partially offset by lower results in our South America segment.

Our operating cash flow rose to $542 million for the first nine months of 2016 from $481 million in the year-earlier period, driven by our earnings growth.  We also refinanced $350 million of term loan debt in September and we entered into a new $1 billion revolving credit facility in October 2016.  Additionally, we increased our quarterly cash dividend by 11 percent to $0.50 per share of common stock.

Looking ahead, we anticipate that our full year 2016 operating income and net income will grow compared to 2015.  In North America, we expect full year operating income to increase driven by improved product mix and margins.   In South America, we believe that full year operating income will decline from 2015 driven by continued slow economic activity and foreign currency weakness.  We will continue to maintain a high degree of focus on cost and network optimization in this segment for the remainder of the year.  In the longer term, we believe that the underlying business demographics for our South American segment are positive for the future.  We expect operating income to grow in EMEA and Asia Pacific in 2016 principally driven by improved price/product mix from our specialty ingredient product portfolio, volume growth and effective cost control.

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

On August 17, 2016, we announced that we entered into a definitive agreement to acquire the rice starch and rice flour business from Sun Flour Industry Co, Ltd. based in Banglen, Thailand.  This pending acquisition supports our global strategy to increase our specialty ingredients business and has been approved by our board of directors. This transaction should enhance our global supply chain and leverage other capital investments that we have made in Thailand to grow our specialty ingredients and service customers around the world.  The acquisition is subject to approval by Thailand government authorities as well as to other customary closing conditions.  The acquisition is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

We acquired Penford Corporation (“Penford”) and Kerr Concentrates, Inc. (“Kerr”) on March 11, 2015 and August 3, 2015, respectively.  The results of the acquired businesses are included in our consolidated financial results within the North America reporting segment from the respective acquisition dates forward.  While we identify significant fluctuations due to the acquisitions, our discussion below also addresses results of operations absent the impact of the acquisitions and the results of the acquired businesses, where appropriate, to provide a more comparable and meaningful analysis.

For The Three and Nine Months Ended September 30, 2016

With Comparatives for the Three and Nine Months Ended September 30, 2015

Net Income attributable to Ingredion.  Net income for the quarter ended September 30, 2016 increased to $143 million, or $1.93 per diluted common share, from $108 million, or $1.48 per diluted common share, in the third quarter of 2015.  Net income for the nine months ended September 30, 2016 increased to $391 million, or $5.29 per diluted common share, from $298 million, or $4.09 per diluted common share, in the prior-year period.  Our third quarter 2016 results include after-tax restructuring costs of $2 million ($0.02 per diluted common share) consisting of employee severance-related charges and other costs associated with the execution of global information technology (“IT”) outsourcing contracts. Our results for the first nine months of 2016 include after-tax restructuring costs of $12 million ($0.16 per diluted common share) consisting of employee severance-related charges and other costs associated with the execution of global IT outsourcing contracts, severance-related costs attributable to our optimization initiative in South America and additional charges pertaining to our 2015 Port Colborne plant sale.  Additionally, our results for the first nine months of 2016 include after-tax costs of $1 million ($0.01 per diluted common share) associated with the integration of acquired operations.  Our third quarter 2015 results included after-tax charges of $9 million ($0.13 per diluted common share) for impaired assets and restructuring costs in Brazil and Canada, after-tax costs of $1 million ($0.01 per diluted common share) associated with the acquisition and integration of both Penford and Kerr, and after-tax costs of $1 million ($0.02 per diluted common share) relating to the sale of Kerr inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules.  Our results for the first nine months of 2015 included after-tax charges of $9 million ($0.13 per diluted common share) for impaired assets and restructuring costs in Brazil and Canada, after-tax restructuring charges of $6 million ($0.09 per diluted common share) for employee severance-related costs associated with the Penford acquisition, after-tax costs of $7 million ($0.09 per diluted common share) associated with the acquisition and integration of both Penford and Kerr and after-tax costs of $5 million ($0.07 per diluted common share) relating to the sale of Penford and Kerr inventory that was adjusted to fair value at the respective acquisition dates.  Without the restructuring, impairment and acquisition-related charges, our net income for the third quarter and first nine months of 2016 would have grown 22 percent and 24 percent, respectively, from the comparable prior-year periods, while our diluted earnings per share for the third quarter and first nine months of 2016 would have grown by 20 percent and 22 percent, respectively.  These increases primarily reflect significantly improved operating income in North America, and to a lesser extent, in Asia Pacific and EMEA, as compared to the 2015 periods.

Net Sales.  Third quarter 2016 net sales increased 4 percent to $1.49 billion from $1.44 billion a year ago.  Price/product mix improvement of 6 percent was partially offset by unfavorable currency translation of 1 percent attributable to the stronger US dollar and a 1 percent volume decline.

North American net sales for third quarter 2016 increased 2 percent to $899 million, from $880 million a year ago.    The increase in net sales was driven by price/product mix improvement of 5 percent, which more than offset a 3 percent volume reduction primarily driven by the impact of our Port Colborne plant sale.  In South America, third quarter 2016 net sales increased 8 percent to $276 million from $257 million a year ago, as a 24 percent price/product mix improvement more than offset an 8 percent volume reduction and unfavorable currency translation of 8 percent driven by a weaker Argentine peso.  Asia Pacific’s third quarter 2016 net sales increased 6 percent to $185 million from $174 million a year ago.  The increase was driven by volume growth of 9 percent and favorable currency translation of 3 percent, which more than offset a 6 percent price/product mix decline reflecting the pass through of lower raw material costs.  EMEA net sales for third quarter 2016 increased 3 percent to $129 million from $126 million a year ago.  This increase reflects volume growth of 8 percent, which more than offset unfavorable currency translation of 3 percent attributable to weaker local currencies and a 2 percent price/product mix decline due to the pass through of lower corn costs.

Net sales for the nine months ended September 30, 2016 totaled $4.30 billion, up 2 percent from $4.22 billion a year ago.  The increase in net sales reflects price/product mix improvement of 6 percent and 1 percent volume growth driven by the impact of our acquisitions, which more than offset unfavorable currency translation of 5 percent due to the stronger US dollar.  Organic volume declined approximately 2 percent.

Net sales in North America for the first nine months of 2016 increased 5 percent to $2.63 billion, from $2.50 billion a year ago.  The increase in net sales reflects price/product mix improvement of 5 percent and 1 percent volume growth driven by our 2015 acquisitions, partially offset by unfavorable currency translation of 1 percent attributable to a weaker Canadian dollar.  Organic volume declined 3 percent driven by the impact of the Port Colborne plant sale.  In South America, net sales for the first nine months of 2016 decreased 4 percent to $731 million from $765 million a year ago.  This decline was driven by unfavorable currency translation of 21 percent and a 7 percent volume reduction, which more than offset price/product mix improvement of 24 percent.  In Asia Pacific, net sales for the first nine months of 2016 decreased 3 percent to $534 million from $553 million a year ago.  Volume growth of 4 percent was more than offset by a 4 percent price/product mix decline due to the pass through of lower raw material costs in pricing to our customers and unfavorable currency translation of 3 percent.  EMEA net sales for the first nine months of 2016 increased 3 percent to $405 million from $395 million a year ago. Volume growth of 7 percent more than offset unfavorable currency translation of 3 percent attributable to weaker local currencies and a 1 percent price/product mix reduction resulting from the pass through of lower corn costs in pricing to our customers.

Cost of Sales and Operating Expenses.  Cost of sales of $1.12 billion for the third quarter of 2016 increased 1 percent from $1.11 billion in the prior-year period.  Cost of sales of $3.24 billion for the first nine months of 2016 decreased 1 percent from $3.29 billion in the prior-year period.  Gross corn costs per ton for the third quarter of 2016 increased approximately 5 percent from the prior-year period, driven by higher market prices for corn.  For the first nine months of 2016, gross corn costs declined 1 percent from a year ago.  Currency translation caused cost of sales for the third quarter and first nine months of 2016 to decrease approximately 2 percent and 6 percent, respectively, from the prior-year periods, reflecting the impact of the stronger US dollar.  Our gross profit margin was 25 percent for both the third quarter and first nine months of 2016, up from 23 percent and 22 percent, respectively, in the prior year periods.  These increases primarily reflect significantly improved gross profit margins in North America and, to a lesser extent, in Asia Pacific and EMEA.

Operating expenses for the third quarter and first nine months of 2016 increased to $149 million and $431 million, respectively, from $139 million and $416 million last year.  The increases primarily reflect higher compensation-related costs and incremental operating expenses of acquired operations.  Favorable translation effects associated with the stronger US dollar partially offset these increases.  Currency translation reduced operating expenses for the third quarter and first nine months of 2016 by approximately 2 percent and 5 percent, respectively, from the prior-year periods, reflecting the impact of the stronger US dollar.  Operating expenses, as a percentage of gross profit, were 40 percent for both the third quarter and first nine months of 2016, as compared to 42 percent and 45 percent, respectively, in the comparable prior-year periods.  The declines reflect our continued focus on cost control and gross profit growth.

Other (Income) Expense, net.  For the third quarter and first nine months of 2016 we had other income, net of $3 million and $2 million, respectively, as compared to other expense, net of $2 million in each of the comparable prior-year periods.  The favorable variances primarily reflect the effect of $4 million of expenses that were recorded in the third quarter of 2015 related to a tax indemnification agreement.  We also recorded a $4 million benefit in our provision for income taxes in the third quarter of 2015 related to this tax indemnification.

Operating Income. Third quarter 2016 operating income increased 27 percent to $221 million from $175 million a year ago.  Operating income for third quarter 2016 includes a restructuring charge of $2 million for employee-related severance and other costs due to the execution of global IT outsourcing contracts (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).  Operating income for third quarter 2015 included $12 million of charges for impaired assets and restructuring costs associated with our plant closings in Brazil, a $2 million restructuring charge for estimated employee severance-related costs related to the then-pending sale of our Port Colborne plant and $2 million of costs associated with our acquisitions and integration of Penford and Kerr.  Additionally, the third quarter 2015 results included the flow through of $2 million of costs associated with the sale of Kerr inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Without the restructuring and acquisition-related charges, our third quarter 2016 operating income would have grown 16 percent from third quarter 2015.  This increase primarily reflects operating income growth in North America.  Currency translation had a favorable impact of $4 million primarily reflecting stronger Asia Pacific and Brazilian currencies.  North America operating income for third quarter 2016 increased 23 percent to $164 million from $133 million a year ago.  The increase primarily reflects improved product price/mix and operating efficiencies in the segment.  South America operating income for third quarter 2016 declined 4 percent to $27 million from $28 million in the year-ago period.  The decrease was driven by lower earnings in the Southern Cone region of South America, which more than offset improved earnings in the rest of the segment.  Improved product selling prices were not enough to offset higher local production costs and reduced volume attributable to the difficult macroeconomic environment in the Southern Cone.  Currency translation had a favorable impact of $4 million in the segment primarily reflecting the effect of a stronger Brazilian real.  We anticipate that our business in South America will continue to be challenged by difficult economic conditions and we continue to assess various strategic options to better optimize our business and improve performance in South America.  Implementation of certain of these options could result in future asset impairment charges in the segment.  Asia Pacific operating income for third quarter 2016 increased 6 percent to $29 million from $28 million a year ago.  Volume growth and good cost control helped to mitigate the impact of reduced product selling prices in the segment.  Translation effects associated with stronger Asia Pacific currencies favorably impacted operating income by approximately $1 million in the segment.  EMEA operating income for third quarter 2016 increased 16 percent to $25 million from $22 million last year.   The increase was driven by volume growth and lower raw material and energy costs, which more than offset the impact of reduced product selling prices and local currency weakness in the segment.  Translation effects primarily associated with the weaker British Pound Sterling had an unfavorable impact of approximately $1 million on operating income in the segment.

For the first nine months of 2016, operating income increased 27 percent to $619 million from $487 million a year ago.  Operating income for the first nine months of 2016 includes restructuring charges of $15 million and $2 million of costs associated with our integration of acquired operations. Operating income for the first nine months of 2015 included $12 million of charges for impaired assets and restructuring costs associated with our plant closings in Brazil, a $2 million restructuring charge for estimated severance-related costs associated with the then pending sale of our Port Colborne plant, a $10 million restructuring charge for employee severance-related costs associated with the Penford acquisition and $9 million of other costs associated with the acquisition and integration of acquired operations.  Additionally, the results for the first nine months of 2015 included $8 million of costs associated with the sale of Penford and Kerr inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.    Without the restructuring, impairment and acquisition-related charges, our operating income for the first nine months of 2016 would have grown 20 percent from the year-ago period.  This increase primarily reflects operating income growth in North America.  Unfavorable currency translation attributable to the stronger US dollar negatively impacted operating income by approximately $15 million, as compared to the prior-year period.  Our product pricing actions helped to mitigate the unfavorable impact of currency translation.  North America operating income for the first nine months of 2016 increased 31 percent to $474 million from $362 million a year ago.  Earnings contributed by the operations acquired from Penford and Kerr represented approximately 3 percentage points of the increase.  The remaining organic operating income improvement of 28 percent was driven principally by improved product price/mix and operating efficiencies in the segment.  Translation effects associated with a weaker Canadian dollar negatively impacted operating income by approximately $4 million in the segment.  South America operating income for the first nine months of 2016 decreased 19 percent to $59 million from $73 million a year ago.  The decrease reflects lower earnings in the Southern Cone region of South America, which more than offset earnings growth in the rest of the segment.  Improved product selling prices were not enough to offset higher local production costs, reduced volume attributable to the difficult macroeconomic environment (particularly in the Southern Cone) and unfavorable impacts of currency devaluations.  Translation effects associated with weaker South American currencies (particularly the Brazilian Real and Colombian Peso) negatively impacted operating income by approximately $5 million.  We anticipate that our business in South America will continue to be challenged by difficult economic conditions and we continue to assess various strategic options to better optimize our business and improve performance in South America.  Implementation of certain of these options could result in future asset impairment charges in the segment.  Asia Pacific operating income for the first nine months of 2016 increased 7 percent to $87 million from $81 million a year ago.  Volume growth and good cost control more than offset the impact of reduced product selling prices and local currency weakness in the segment.  Translation effects associated with weaker Asia Pacific currencies negatively impacted operating income by approximately $3 million in the segment.  EMEA operating income for the first nine months of 2016 grew 21 percent to $80 million from $67 million a year ago.  The increase was driven by volume growth and lower raw material and energy costs, which more than offset the impact of local currency weakness in the segment.  Translation effects primarily associated with the weaker Pakistan Rupee and British Pound Sterling had an unfavorable impact of approximately $3 million on operating income in the segment.

Financing Costs-net.  Financing costs for the third quarter and first nine months of 2016 increased to $15 million and $48 million, respectively, from $14 million and $44 million in the comparable prior-year periods.  The increases primarily reflect reduced interest income due to lower average cash balances and short-term investment rates and an increase in interest expense driven by higher weighted average borrowing costs.  Additionally, an increase in foreign currency transaction losses contributed to the higher financing costs for the nine months ended September 30, 2016.

Provision for Income Taxes.  Our effective income tax rate for the third quarter of 2016 was 29.2 percent compared to 31.8 percent a year ago.  The effective income tax rate for the first nine months of 2016 was 30.1 percent compared to 31.2 percent a year ago.

The first nine months of 2016 include favorable reversals of previously unrecognized tax benefits due to the lapsing of the statute of limitations and other releases of approximately $2 million.

In addition, we use the US dollar as the functional currency for our subsidiaries in Mexico.  Because of the continued decline in the value of the Mexican peso versus the US dollar, our tax provision for the third quarter and first nine months of 2016 includes unfavorable tax amounts of approximately $5 million and $14 million, respectively.

Finally, in the second quarter of 2016 we elected to early adopt ASU No. 2016-09, related to stock compensation.  See Note 2 of the Notes to the Condensed Consolidated Financial Statements.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards vest or are settled.  Our tax provision for the third quarter and first nine months of 2016 includes a tax benefit of $6 million and $12 million, respectively, related to the adoption of this standard.

Without these items, our effective income tax rates for both the third quarter and first nine months of 2016 would have been approximately 30 percent.

Our effective income tax rate for the third quarter and first nine months of 2015 included the recognition of previously unrecognized tax benefits of approximately $1 million and $2 million, respectively.  In addition, due to declines in the value of the Mexican peso versus the US dollar, our tax provision for the third quarter and first nine months of 2015 included unfavorable tax amounts of approximately $9 million and $13 million, respectively.

Finally, during the third quarter of 2015, based on the final settlement of an audit matter of a National Starch subsidiary related to a pre-acquisition period for which we are indemnified by Akzo Nobel N.V., we reversed $4 million of previously recognized income tax expense and other income recorded in 2014.  As we are fully indemnified for this pre-acquisition obligation, the impact on net income is zero.

Without these items, our effective income tax rates for both the third quarter and first nine months of 2015 would have been approximately 29 percent.

We have classified $13 million of unrecognized tax benefits as current because they are expected to be resolved within the next twelve months, which would be offset in part by the recognition of approximately $12 million of foreign tax credit carryforwards.

For the past seven years, we have been pursuing relief from double taxation under the US and Canadian tax treaty.  As a result, our US and Canadian tax returns are subject to adjustment from 2004 and forward for the specific issues being contested.  In October 2016, we were informed that the two countries reached a tentative agreement that would settle the issues for the years 2004 through 2013.  Therefore, it is likely that a conclusion to the issues being contested could be reached within 12 months of September 30, 2016.  We have not provided for the potential settlement and believe the settlement could result in additional tax expense of $23 million to $27 million, which is expected to be recorded in the fourth quarter of 2016.  In addition, as a result of the settlement we expect to record a reserve for uncertain tax positions of $7 million to $13 million for the years 2014 – 2016 in the fourth quarter of 2016.

Comprehensive Income (Loss) Attributable to Ingredion.  We recorded comprehensive income of $138 million for the third quarter of 2016, as compared to a comprehensive loss of $57 million in the third quarter of 2015.  For the first nine months of 2016, we recorded comprehensive income of $459 million, as compared to comprehensive income of $28 million in the year-ago period.  These increases in comprehensive income primarily reflect favorable variances in the foreign currency translation adjustment and our net income growth.  The favorable variances in the foreign currency translation adjustment for the current year periods reflect a strengthening in end of period foreign currencies relative to the US dollar, as compared to the year-ago periods when end of period foreign currencies had substantially weakened.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 2016 was $542 million, as compared to $481 million a year ago.  The increase in operating cash flow primarily reflects our net income growth.

Capital expenditures of $197 million for the first nine months of 2016 are in line with our capital spending plan for the year.  We anticipate that our capital expenditures will be approximately $300 million for full year 2016.

On October 11, 2016, we entered into a new five-year, senior unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) that replaced our previously existing $1 billion senior unsecured revolving credit facility that would have matured on October 22, 2017.  See also Note 11 of the Notes to the Condensed Consolidated financial statements.

On September 22, 2016, we issued 3.20 percent Senior Notes due October 1, 2026 in an aggregate principal amount of $500 million.  The net proceeds from the sale of the notes of approximately $497 million were used to repay $350 million of term loan debt, to repay $52 million of borrowings under our previously existing $1 billion revolving credit facility and for general corporate purposes.  See also Note 11 of the Notes to the Condensed Consolidated financial statements.

At September 30, 2016, there were no borrowings outstanding under our previously existing $1 billion revolving credit facility, as compared to $111 million at December 31, 2015.  In addition to borrowing availability under our Revolving Credit Agreement, we have approximately $406 million of unused operating lines of credit in the various foreign countries in which we operate.

At September 30, 2016, we had total debt outstanding of $1.89 billion, compared to $1.84 billion at December 31, 2015.  At September 30, 2016 our total debt consists of the following:

(in millions)
3.2% senior notes due October 1, 2026	$500
4.625% senior notes due November 1, 2020	400
1.8% senior notes due September 25, 2017	300
6.625% senior notes due April 15, 2037	250
6.0% senior notes due April 15, 2017	200
5.62% senior notes due March 25, 2020	200
Revolving credit facility	—
Fair value adjustment related to hedged fixed rate debt instruments	11
Unamortized discount, premium and issuance costs-net	(2)
Long-term debt	$1,859
Short-term borowings	33
Total debt	$1,892

The weighted average interest rate on our total indebtedness was approximately 3.9 percent for the first nine months of 2016, compared to 3.4 percent in the comparable prior-year period.

As noted above, we have $200 million of 6.0 percent Senior Notes that mature on April 15, 2017 and $300 million of 1.8 percent Senior Notes that mature on September 25, 2017.  These borrowings are included in long-term debt in our Condensed Consolidated Balance Sheet as we have the ability and intent to refinance them on a long-term basis prior to the maturity dates.

On September 21, 2016, our board of directors declared a quarterly cash dividend of $0.50 per share of common stock.  This dividend represents an 11 percent increase from the previous quarterly dividend of $0.45 per share.  This dividend was paid on October 25, 2016 to stockholders of record at the close of business on October 3, 2016.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $625 million of our total cash and cash equivalents and short-term investments of $764 million at September 30, 2016, was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At September 30, 2016, our accumulated other comprehensive loss account (“AOCI”) included $21 million of losses, net of income taxes of $11 million, related to these derivative instruments.  It is anticipated that these losses will be reclassified into earnings during the next twelve months.  We expect the losses to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk:

Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk.  At September 30, 2016, we had foreign currency forward sales contracts with an aggregate notional amount of $394 million and foreign currency forward purchase contracts with an aggregate notional amount of $89 million that hedged transactional exposures.  The fair value of these derivative instruments is a net liability of approximately  $13 million at September 30, 2016.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  The amount in AOCI relating to these hedges at September 30, 2016 was not significant.

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

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at September 30, 2016.

We have interest rate swap agreements that effectively convert the interest rates on our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements was $11 million at September 30, 2016 and is reflected in the Condensed Consolidated Balance Sheet within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations.

At September 30, 2016, AOCI included $4 million of losses (net of income taxes of $2 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $1 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2016.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 52 to 53 in our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2015 to September 30, 2016.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are reporting the following matter in compliance with Securities and Exchange Commission requirements to disclose environmental proceedings where the government is a party potentially involving monetary sanctions of $100,000 or greater. In March 2015 and July 2016, we received Notices of Violation from the U.S. Environmental Protection Agency.  The allegations reflected in the notices relate to exceedances of permit limits with respect to sulfur dioxide and particulate matter emissions at our Argo plant and failure to satisfy obligations with respect to maintenance and repair of pollution control equipment at the plant.  No formal legal action has been commenced to date.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares that may yet
	Number	Price	part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at end of period
July 1 – July 31, 2016	—	—	—	4,741 shares
August 1 – August 31, 2016	—	—	—	4,741 shares
September 1 – September 30, 2016	—	—	—	4,741 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019.  At September 30, 2016, we have 4.7 million shares available for repurchase under the stock repurchase program.

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

INGREDION INCORPORATED

DATE:	November 3, 2016	By	/s/ Jack C. Fortnum
Jack C. Fortnum
Executive Vice President and Chief Financial Officer

DATE:	November 3, 2016	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller

EXHIBIT INDEX

Number	Description of Exhibit

4.1

Revolving Credit Agreement dated October 11, 2016, by and among Ingredion Incorporated, the lenders signatory thereto, any subsidiary borrowers that may become party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and  Branch Banking and Trust Company, Bank of Montreal, Wells Fargo Bank, National Association, Mizuho Bank, Ltd., HSBC Bank USA, N.A., Citibank, N.A., ING Capital LLC and PNC Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 11, 2016, filed on October 17, 2016).

4.12

Ninth Supplemental Indenture, dated as of September 22, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2016, filed on September 22, 2016).

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

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.