Form 10-Q
period 2017-03-31
Ingredion Inc
filed 2017-05-05
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 3, 2017
Common Stock, $.01 par value	71,641,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2017	2016
Net sales before shipping and handling costs	$1,537	$1,434
Less - shipping and handling costs	84	74
Net sales	1,453	1,360
Cost of sales	1,101	1,021
Gross profit	352	339

Operating expenses	149	138
Other (income) expense - net	(2)	1
Restructuring/impairment charges	10	—

Operating income	195	200

Financing costs-net	21	14

Income before income taxes	174	186
Provision for income taxes	47	53
Net income	127	133
Less - Net income attributable to non-controlling interests	3	3
Net income attributable to Ingredion	$124	$130

Weighted average common shares outstanding:
Basic	72.2	72.0
Diluted	73.7	73.6

Earnings per common share of Ingredion:
Basic	$1.72	$1.81
Diluted	$1.68	$1.77

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net income	$127	$133
Other comprehensive income:
Gain / (loss) on cash-flow hedges, net of income tax effect of $3 and $6, respectively	5	(11)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $1 and $3, respectively	3	7
Currency translation adjustment	40	39
Comprehensive income	$175	$168
Less: Comprehensive income attributable to non-controlling interests	(3)	(3)
Comprehensive income attributable to Ingredion	$172	$165

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except share and per share amounts)	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$435	$512
Short-term investments	13	4
Accounts receivable — net	913	923
Inventories	835	789
Prepaid expenses	31	24
Total current assets	2,227	2,252
Property, plant and equipment - net of accumulated depreciation of $2,885 and $2,826, respectively	2,146	2,116
Goodwill	803	784
Other intangible assets - net of accumulated amortization of $114 and $106, respectively	496	502
Deferred income tax assets	7	7
Other assets	120	121
Total assets	$5,799	$5,782

Liabilities and equity
Current liabilities:
Short-term borrowings	$118	$106
Accounts payable and accrued liabilities	815	872
Total current liabilities	933	978

Non-current liabilities:	164	158
Long-term debt	1,895	1,850
Deferred income tax liabilities	174	171
Share-based payments subject to redemption	24	30

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares-$0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares-$0.01 par value, 77,810,875 issued at March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	1,139	1,149
Less - Treasury stock (common stock: 6,202,224 and 5,396,526 shares at March 31, 2017 and December 31, 2016, respectively) at cost	(520)	(413)
Accumulated other comprehensive loss	(1,023)	(1,071)
Retained earnings	2,987	2,899
Total Ingredion stockholders’ equity	2,584	2,565
Non-controlling interests	25	30
Total equity	2,609	2,595
Total liabilities and equity	$5,799	$5,782

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
							Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2016	$1	$1,149	$(413)	$(1,071)	$2,899	$30	$30
Net income attributable to Ingredion					124
Net income attributable to non-controlling interests						3
Dividends declared					(36)	(8)
Repurchases of common stock			(123)
Share-based compensation, net of issuance		(10)	16				(6)
Other comprehensive income				48
Balance, March 31, 2017	$1	$1,139	$(520)	$(1,023)	$2,987	$25	$24

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2015	$1	$1,160	$(467)	$(1,102)	$2,552	$36	$24
Net income attributable to Ingredion					130
Net income attributable to non-controlling interests						3
Dividends declared					(32)	(3)
Share-based compensation, net of issuance		(9)	23				(7)
Other comprehensive income				35
Balance, March 31, 2016	$1	$1,151	$(444)	$(1,067)	$2,650	$36	$17

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Cash provided by operating activities:
Net income	$127	$133
Non-cash charges to net income:
Depreciation and amortization	51	47
Charge for fair value mark-up of acquired inventory	5	—
Other	23	24
Changes in working capital:
Accounts receivable and prepaid expenses	12	(21)
Inventories	(40)	(32)
Accounts payable and accrued liabilities	(48)	(55)
Decrease in margin accounts	6	12
Other	(5)	(9)
Cash provided by operating activities	131	99

Cash used for investing activities:
Capital expenditures, net of proceeds on disposals	(72)	(59)
Short-term investments	(8)	(13)
Payments for acquisitions	(13)	—
Other	—	(1)
Cash used for investing activities	(93)	(73)

Cash (used for) provided by financing activities:
Proceeds from borrowings	108	84
Payments on debt	(55)	(44)
Issuance (repurchase) of common stock - net	(130)	1
Dividends paid (including to non-controlling interests)	(44)	(35)
Cash (used for) provided by financing activities	(121)	6

Effects of foreign exchange rate changes on cash	6	11

(Decrease) increase in cash and cash equivalents	(77)	43

Cash and cash equivalents, beginning of period	512	434

Cash and cash equivalents, end of period	$435	$477

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1.            Interim Financial Statements

References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries.  These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The unaudited Condensed Consolidated Financial Statements included herein were prepared by management on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2016 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2017 and 2016, and the financial position of the Company as of March 31, 2017.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.            Recently Adopted and New Accounting Standards

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The FASB has also issued additional ASUs to provide further updates and clarification to the Update, including ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20.  This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.  We plan to adopt the standard as of the effective date.  The standard will allow various transition approaches upon adoption.  We plan to use the modified retrospective approach for the transition to the new standard.  Based on the analysis performed by the Company to date, our preliminary assessment is that the adoption of this guidance in the Update will not have a material impact on the Company’s revenue recognition timing or amounts; however, that assessment could change as we complete our analysis.  We anticipate that our assessment will be complete by the third quarter of 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases.  This Update increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet for leases longer than 12 months and disclosing key information about leasing arrangements.  The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed.  This Update is effective for annual periods beginning after December 15, 2018, with early adoption permitted.  We currently plan to adopt the standard as of the effective date. Adoption will require a modified retrospective transition. We expect the adoption of the guidance in this Update to have a material impact on our Condensed Consolidated Balance Sheet as operating leases will be recognized both as assets and liabilities on the balance sheet.  We are in the process of quantifying the magnitude of these changes and assessing the implementation approach for accounting for these changes.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This Update requires an entity to change the classification of the net periodic benefit cost for pension and postretirement plans within the statement of income by eliminating the ability to net all of the components of the costs together within operating income.  The Update will require the service cost component to continue to be presented within operating income, classified within either cost of sales or operating expenses depending on the employees covered within the plan.  The remaining components of the net periodic benefit cost, however, must be presented in the statement of income as a non-operating income (loss) below operating income. The Update is effective for annual periods beginning after December 15, 2017, with early adoption permitted only within the first interim period for public entities. We will not early adopt this Update. When adopted, the new guidance must be applied retrospectively for all income statement periods presented. The Update will reduce the Company’s operating income and will require a new financial statement line item below operating income within the Consolidated Income Statements for the non-operating income (loss) components.  Net income within the Consolidated Income Statements will not change upon adoption of the Update.

3.            Acquisitions

On March 9, 2017, the Company completed its acquisition of Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand for $18 million.  Upon closing, the Company paid $13 million in cash and recorded $5 million in accrued liabilities for deferred payments due to the previous owner. The Company funded the acquisition primarily with cash.  The acquisition of Sun Flour adds a fourth manufacturing facility to our operations in Thailand. It produces rice-based ingredients used primarily in the food industry.  The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the Asia Pacific business segment.

On December 29, 2016, the Company completed its acquisition of TIC Gums Incorporated (“TIC Gums”), a privately held, U.S.-based company that provides advanced texture systems to the food and beverage industry, for $395 million, net of cash acquired. The acquisition adds a manufacturing facility in the US and in China.  The Company funded the acquisition with proceeds from borrowings under its revolving credit agreement. The results of the acquired operations are included in the Company’s consolidated results from the respective acquisition dates forward within the North America and Asia Pacific business segments.

On November 29, 2016, the Company completed its acquisition of Shandong Huanong Specialty Corn Development Co., Ltd. (“Shandong Huanong”) in China for $12 million in cash. The Company funded the acquisition primarily with cash.  The acquisition of Shandong Huanong, located in Shandong Province, adds a second manufacturing facility to our operations in China. It produces starch raw material for our plant in Shanghai, which makes value-added ingredients for the food industry.  The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the Asia Pacific business segment.

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

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill results from synergies and other operational benefits expected to be derived from the acquisitions. The goodwill related to TIC Gums and Shandong Huanong are tax deductible due to the structure of the acquisition.  The goodwill related to Sun Flour is not tax deductible.

The following table summarizes the preliminary purchase price allocation for the acquisition of TIC Gums as of December 29, 2016:

Preliminary
(in millions)	TIC Gums
Working capital (excluding cash)	$50
Property, plant and equipment	42
Identifiable intangible assets	117
Goodwill	186
Total purchase price	$395

The acquisitions of Sun Flour and Shandong Huanong added $21 million to goodwill and identifiable intangible assets and $9 million to net tangible assets as of their respective acquisition dates.

All of the recorded assets and liabilities, including working capital, property, plant and equipment (“PP&E”), goodwill and intangibles, are open to change as the Company is still in process of performing purchase accounting for TIC Gums and Sun Flour.  The purchase accounting for Shandong Huanong is still open to finalize the valuation of the intangibles.

Included in the results of the acquired businesses for the three months ended March 31, 2017 were increases in cost of sales of $5 million relating to the sale of inventory that was adjusted to fair value at the acquisition dates in accordance with business combination accounting rules.

Pro-forma results of operations for the acquisitions made in 2017 and 2016 have not been presented as the effect of each acquisition individually and in aggregate would not be material to the Company’s results of operations for any periods presented.

The Company incurred $2 million of pre-tax acquisition and integration costs for the three months ended March 31, 2017, associated with its recent acquisitions.  In 2016, the Company incurred $1 million of pre-tax acquisition and integration costs for the three months ended March 31, 2016 associated with the acquisition of Kerr Concentrates, Inc.

4.            Impairment and Restructuring Charges

For the three months ended March 31, 2017, the Company recorded $10 million of net restructuring charges. During the first quarter of 2017, the Company implemented an organizational restructuring effort in Argentina by notifying both the Argentinian Labor Ministry and the local labor union of a planned reduction in workforce in order to achieve a more competitive cost position.  On April 28, 2017, the union notified the Company of their intent to strike.  We will continue to work with both the labor union and the Argentinian Labor Ministry on this matter. The Company recorded total pre-tax restructuring related charges in Argentina of $11 million for employee severance-related costs.  Additionally, the Company recorded a $1 million reduction in expected employee severance-related charges associated with the execution of global information technology (“IT”) outsourcing contracts.  The Company expects to incur approximately $1 million of additional restructuring costs associated with the IT outsourcing project through the third quarter 2017.

A summary of the Company’s severance accrual at March 31, 2017 is as follows (in millions):

Balance in severance accrual at December 31, 2016	$7
Restructuring charge for employee severance costs:
Argentina employee-related severance	11
IT transformation	(1)
Payments made to terminated employees	(2)
Balance in severance accrual at March 31, 2017	$15

The severance accrual is expected to be paid within the next twelve months.

5.            Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis.  The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, Middle East and Africa (“EMEA”).  Its North America segment includes businesses in the United States, Canada and Mexico.  The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador and the Southern Cone of South America, which includes Argentina, Chile, Peru and Uruguay.  Its Asia Pacific segment includes businesses in South Korea, Thailand, China, Japan, Indonesia, the Philippines, Singapore, Malaysia, India, Australia and New Zealand.  The Company’s EMEA segment includes businesses in Germany, the United Kingdom, Pakistan, South Africa and Kenya.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net sales to unaffiliated customers:
North America	$881	$841
South America	255	215
Asia Pacific	179	169
EMEA	138	135
Total	$1,453	$1,360

Operating income:
North America	$160	$149
South America	14	18
Asia Pacific	30	28
EMEA	28	26
Corporate	(20)	(20)
Subtotal	212	201
Restructuring charges	(10)	—
Acquisition / integration costs	(2)	(1)
Charge for fair value markup of acquired inventory	(5)	—
Total	$195	$200

	At	At
(in millions)	March 31, 2017	Dec. 31, 2016
Total assets
North America	$3,727	$3,796
South America	841	809
Asia Pacific	754	697
EMEA	477	480
Total	$5,799	$5,782

6.            Financial Instruments, Derivatives and Hedging Activities

The Company is exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties.  Derivative financial instruments currently used by the Company consist of commodity related futures, options and swap contracts, foreign currency related forward contracts, swaps and options, and interest rate swaps.

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

At March 31, 2017, AOCI included $6 million of gains (net of income taxes of $2 million), pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2016, the amount included in AOCI pertaining to these commodities-related derivative instruments designated as cash-flow hedges was not significant.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of interest rate swaps and Treasury Lock agreements (“T-Locks”).  The Company has interest rate swap agreements that effectively convert the interest rates on its 6.0 percent $200 million senior notes due April 15, 2017, its 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of its $400 million  4.625  percent  senior  notes  due  November  1, 2020,  to  variable  rates. These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at March 31, 2017 and December 31, 2016 was $3 million and $3 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations. The Company did not have any T-Locks outstanding at March 31, 2017 or December 31, 2016.

At March 31, 2017, AOCI included $3 million of losses, (net of income taxes of $2 million), related to settled T-Locks. At December 31, 2016, AOCI included $4 million of losses (net of income taxes of $2 million), related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk. At March 31, 2017, the Company had foreign currency forward sales contracts that are designated as fair value hedges with an aggregate notional amount of $430 million and foreign currency forward purchase contracts with an aggregate notional amount of $214 million that hedged transactional exposures.  At December 31, 2016, the Company had foreign currency forward sales contracts with an aggregate notional amount of $432 million and foreign currency forward purchase contracts with an aggregate notional amount of $227 million that hedged transactional exposures.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. At March 31, 2017, AOCI included $2 million of losses, net of tax, relating to these hedges.  At December 31, 2016, AOCI included $3 million of losses, net of tax, relating to these hedges.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as		At	At		At	At
hedging instruments:	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in millions)	Location	2017	2016	Location	2017	2016

Commodity and foreign currency	Accounts receivable-net	$29	$31	Accounts payable and accrued liabilities	$19	$25

Commodity, foreign currency, and interest rate contracts	Other assets	4	8	Non-current liabilities	3	2

Total		$33	$39		$22	$27

At March 31, 2017, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 99 million bushels of corn and 43 million pounds of soybean oil. The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 23 million mmbtu’s of natural gas at March 31, 2017.  Additionally at March 31, 2017, the Company had outstanding ethanol futures contracts that hedged the forecasted sale of approximately 15 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below (in millions, pre-tax):

			Location of Gains
Derivatives in	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging	Three Months Ended	Three Months Ended	AOCI	Three Months Ended	Three Months Ended
Relationships	March 31, 2017	March 31, 2016	into Income	March 31, 2017	March 31, 2016
Commodity contracts	$7	$(18)	Cost of sales	$(3)	$(9)
Foreign currency contracts	1	1	Gross profit	—	(1)
Interest rate contracts	—	—	Financing costs, net	(1)	—
Total	$8	$(17)		$(4)	$(10)

At March 31, 2017, AOCI included $6 million of gains (net of income taxes of $3 million) on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the gains to be offset by changes in the underlying commodities costs.  The Company also has $1 million of losses on settled T-Locks (net of income taxes of $1 million) recorded in AOCI at March 31, 2017, which are expected to be reclassified into earnings during the next twelve months.  Additionally, at March 31, 2017, AOCI included an insignificant amount of losses related to foreign currency hedges that are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of March 31, 2017				As of December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$8	$8	$—	$—	$7	$7	$—	$—
Derivative assets	33	11	22	—	39	6	33	—
Derivative liabilities	22	5	17	—	27	11	16	—
Long-term debt	1,998	—	1,998	—	1,929	—	1,929	—

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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At March 31, 2017, the carrying value and fair value of the Company’s long-term debt were $1,895 million  and $1,998 million, respectively.

7.            Share-Based Compensation

Stock Options:

Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant.  The options have a 10-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant.  Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate within the amount of compensation costs recognized in each period. As of March 31, 2017, certain of these nonqualified options have been forfeited due to termination of employees.

The Company granted non-qualified options to purchase 268 thousand shares and 329 thousand shares during the three months ended March 31, 2017 and 2016, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	March 31,
	2017	2016
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.93%	1.36%
Expected volatility	22.50%	23.40%
Expected dividend yield	1.68%	1.80%

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

Stock option activity for the three months ended March 31, 2017 was as follows:

		Weighted
	Number of	Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	(in	Price per	Contractual	Value
	thousands)	Share	Term (Years)	(in millions)
Outstanding at December 31, 2016	2,281	$61.39	5.93	$145
Granted	278	119.08
Exercised	(79)	37.38
Cancelled	(16)	80.47
Outstanding at March 31, 2017	2,464	$68.53	6.26	$128
Exercisable at March 31, 2017	1,880	$56.86	6.20	120

For the three months ended March 31, 2017, cash received from the exercise of stock options was $3 million. At March 31, 2017, the total remaining unrecognized compensation cost related to stock options was $8 million, which will be amortized over a weighted-average period of approximately 1.6 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended
	March 31,
(dollars in thousands, except per share)	2017	2016
Weighted average grant date fair value of stock options granted (per share)	$23.90	$18.73
Total intrinsic value of stock options exercised	$6,849	$12,665

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

The following table summarizes RSU activity for the three months ended March 31, 2017:

		Weighted
		Average
	Number of	Fair Value
(RSUs in thousands)	RSUs	per Share
Non-vested at December 31, 2016	429	$81.04
Granted	112	119.13
Vested	(124)	62.18
Cancelled	(5)	87.96
Non-vested at March 31, 2017	412	$98.13

At March 31, 2017, the total remaining unrecognized compensation cost related to RSUs was $23 million, which will be amortized over a weighted-average period of approximately 2.1 years.

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

For the three months ended March 31, 2017, the Company awarded 38 thousand share units at a weighted average fair value of $114.08 per share unit.  The number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s stock performance as compared to the stock performance of the peer group.

The 2014 performance share award vested in the first quarter of 2017, achieving a 200 percent pay out of the grant, or 115 thousand total vested shares. There were no performance share cancellations during the first quarter of 2017.

At March 31, 2017, the unrecognized compensation cost related to these awards was $6 million, which will be amortized over the remaining requisite service periods of 2.1 years.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Stock options:
Pre-tax compensation expense	$2	$2
Income tax (benefit)	(1)	(1)
Stock option expense, net of income taxes	1	1

RSUs:
Pre-tax compensation expense	3	3
Income tax (benefit)	(1)	(1)
RSUs, net of income taxes	2	2

Performance shares and other share-based awards:
Pre-tax compensation expense	2	2
Income tax (benefit)	(1)	(1)
Performance shares and other share-based compensation expense, net of income taxes	1	1

Total share-based compensation:
Pre-tax compensation expense	7	7
Income tax (benefit)	(3)	(3)
Total share-based compensation expense, net of income taxes	$4	$4

8.            Net Periodic Pension and Postretirement Benefit Costs

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 10 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following table sets forth the components of net periodic benefit cost of the US and non-US defined benefit pension plans for the periods presented:

	Three Months Ended
	March 31,
	US Plans		Non-US Plans
(in millions)	2017	2016	2017	2016
Service cost	$1	$2	$1	$1
Interest cost	3	3	2	3
Expected return on plan assets	(5)	(5)	(3)	(3)
Amortization of actuarial loss	—	—	1	1
Amortization of prior service credit	—	—	—	—
Settlement loss	—	—	—	—
Net periodic benefit cost	$(1)	$—	$1	$2

The Company currently anticipates that it will make approximately $3 million in cash contributions to its pension plans in 2017, consisting of $2 million to its non-US pension plans and $1 million to its US pension plans. For the three months ended March 31, 2017, cash contributions of approximately $1 million were made to the non-US plans and less than $1 million to the US plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Service cost	$—	$—
Interest cost	1	1
Amortization of actuarial loss	—	—
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost	$—	$—

9.            Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Net Income			Net Income
	Available	Weighted		Available	Weighted
	to Ingredion	Average Shares	Per Share	to Ingredion	Average Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$124	72.2	$1.72	$130	72.0	$1.81

Effect of Dilutive Securities:

Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.5			1.6

Diluted EPS	$124	73.7	$1.68	$130	73.6	$1.77

For both the first quarter 2017 and 2016,  approximately 0.3 million share-based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

10.          Inventories

Inventories are summarized as follows:

	At	At
	March 31,	December 31,
(in millions)	2017	2016
Finished and in process	$477	$478
Raw materials	304	260
Manufacturing supplies and other	54	51
Total inventories	$835	$789

11.          Debt

At March 31, 2017 and December 31, 2016, the Company’s total debt consisted of the following:

	At	At
	March 31,	December 31,
(in millions)	2017	2016
3.2% senior notes due October 1, 2026	$497	$496
4.625% senior notes due November 1, 2020	398	398
1.8% senior notes due September 25, 2017	300	299
6.625% senior notes due April 15, 2037	253	254
6.0% senior notes due April 15, 2017	200	200
5.62% senior notes due March 25, 2020	200	200
Revolving credit facility	44	—
Fair value adjustment related to hedged fixed rate debt instruments	3	3
Long-term debt	$1,895	$1,850
Short-term borrowings	118	106
Total debt	$2,013	$1,956

The Company’s long-term debt at March 31, 2017 includes $200 million of 6.0 percent Senior Notes that mature on April 15, 2017 and $300 million of 1.8 percent Senior Notes that mature on September 25, 2017.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance them on a long-term basis prior to the respective maturity dates. In April 2017, the $200 million of Senior Notes that matured were refinanced through use of the revolving credit facility.

12.          Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 is provided below:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2016	$(1,008)	$(7)	$(56)	$—	$(1,071)
Gains on cash-flow hedges, net of income tax effect of $3		5			5
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $1		3			3
Currency translation adjustment	40				40
Balance, March 31, 2017	$(968)	$1	$(56)	$—	$(1,023)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain/(Loss)	Pension/	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2015	$(1,025)	$(29)	$(47)	$(1)	$(1,102)
Losses on cash-flow hedges, net of income tax effect $6		(11)			(11)
Amount of losses on cash-flow hedges reclassified to earnings, net of income tax effect of $3		7			7
Currency translation adjustment	39				39
Balance, March 31, 2016	$(986)	$(33)	$(47)	$(1)	$(1,067)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount
	Reclassified from
	AOCI
	Three Months Ended		Affected Line Item in
Details about AOCI Components	March 31,		Condensed Consolidated
(in millions)	2017	2016	Statements of Income
Losses on cash-flow hedges:
Commodity and foreign currency contracts	$(3)	$(10)	Gross profit
Interest rate contracts	(1)	—	Financing costs, net
Total before-tax reclassifications	$(4)	$(10)
Income tax benefit	1	3
Total after-tax reclassifications	$(3)	$(7)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major supplier of high-quality food and industrial ingredients to customers around the world.  We have 45 manufacturing plants located in North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level.  We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.  Our ingredients are used by customers in the food, beverage, animal feed, paper and corrugating, and brewing industries, among others.

Our Strategic Blueprint continues to guide our decision-making and strategic choices with an emphasis on value-added ingredients for our customers. The foundation of our Strategic Blueprint is operating excellence, which includes our focus on safety, quality and continuous improvement.  We see growth opportunities in three areas.  First is organic growth as we work to expand our current business.  Second, we are focused on broadening our ingredient portfolio with on-trend products through internal and external business development.  Finally, we look for growth from geographic expansion as we pursue extension of our reach to new locations.  The ultimate goal of these strategies and actions is to deliver increased shareholder value.

Net sales grew in the first quarter 2017 compared to first quarter 2016, while operating income, net income and diluted earnings per common share declined versus the prior year. Our North America, Asia Pacific, and EMEA segment earnings grew as a result of continued strong operating results, however this was more than offset by lower earnings in our South America segment and restructuring charges in the quarter. The decrease in net income and diluted earnings per common share was primarily due to higher financing costs associated with the use of short-term loans that had higher local interest rate costs.  Additionally, we implemented an organizational restructuring effort in Argentina by notifying both the Argentinian Labor Ministry and the local labor union of a planned reduction in workforce in order to achieve a more competitive cost position. On April 28, 2017, the union notified the Company of their intent to strike.  We will continue to work with both the labor union and the Argentinian Labor Ministry on this matter. The Company recorded total pre-tax restructuring related charges in Argentina of $11 million for employee severance-related costs during the quarter.

Our operating cash flow rose to $131 million for the first three months of 2017 from $99 million in the year-earlier period, driven by our earnings and improved changes in working capital.  During the first quarter of 2017, we repurchased approximately 1 million shares of our common stock in open market transactions for $123 million.

On March 9, 2017, the Company completed its acquisition of Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand for $18 million.  Upon closing, the Company paid $13 million in cash and recorded $5 million in accrued liabilities for deferred payments due to the previous owner. The acquisition of Sun Flour adds a fourth manufacturing facility to our operations in Thailand. It produces rice-based ingredients used primarily in the food industry.   This transaction will enhance our global supply chain and leverage other capital investments that we have made in Thailand to grow our specialty ingredients and service customers around the world.  The acquisition did not have a material impact on our financial condition, results of operations or cash flows in the first quarter of 2017.

Looking ahead, we anticipate that our full year 2017 operating income and net income will grow compared to 2016.  In North America, we expect full year operating income to increase driven by improved product mix and margins.   In South America, we believe that full year operating income will be flat to down compared to 2016 driven by continued slow economic activity and higher than normal costs.  We will continue to focus on network optimization in this segment for the remainder of the year.  If we are unable to reach an effective outcome of our organizational restructuring effort with the union, we may consider various strategic options in Argentina which could result in future impairment charges in the segment.  In the longer-term, we believe that the underlying business demographics for our South American segment are positive for the future.  We expect full year operating income to grow in EMEA principally driven by improved price/product mix from our specialty ingredient product portfolio, volume growth and effective cost control.  In Asia Pacific, we expect full year operating income to increase driven by volume growth and effective cost control.

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

We acquired Shandong Huanong Specialty Corn Development Co., Ltd. (“Shandong Huanong”), TIC Gums Incorporated (“TIC Gums”) and Sun Flour, on November 29, 2016, December 29, 2016 and March 9, 2017 respectively.  The results of the acquired businesses are included in our consolidated financial results from the respective acquisition dates forward.  While we identify fluctuations due to the acquisitions, our discussion below also addresses results of operations absent the impact of the acquisitions and the results of the acquired businesses, where appropriate, to provide a more comparable and meaningful analysis.

For The Three Months Ended March 31, 2017

With Comparatives for the Three Months Ended March 31, 2016

Net Income attributable to Ingredion.  Net income for the quarter ended March 31, 2017 decreased by 5 percent to $124 million, or $1.68 per diluted common share, from $130 million, or $1.77 per diluted common share, in the first quarter of 2016.  Our first quarter 2017 results include after-tax restructuring costs of $11 million ($0.15 per diluted common share) consisting of severance-related costs attributable to our restructuring initiatives in Argentina.  Additionally, after-tax costs of $3 million ($0.04 per diluted common share) related to the sale of TIC Gums inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules are included in the results.  Finally, results for the first quarter of 2017 include after-tax costs of $1 million ($0.01 per diluted common share) associated with the integration of acquired operations.  Our first quarter 2016 results included after-tax costs of $1 million ($0.01 per diluted common share) associated with the integration of both Penford Corporation (“Penford”) and Kerr Concentrates, Inc. (“Kerr”).  Without the restructuring and acquisition-related charges, our net income and diluted earnings per share for the first quarter of 2017 would have grown 6 percent from the first quarter of 2016.  These increases primarily reflect significantly improved operating income in North America, and to a lesser extent, in Asia Pacific and EMEA, as compared to the first quarter of 2016.

Net Sales.  First quarter 2017 net sales increased 7 percent to $1.45 billion from $1.36 billion a year ago.  The increase in net sales reflects 5 percent volume growth driven by organic volume and our 2016 acquisition and 2 percent favorable currency translation to stronger local currencies in South America.

North American net sales for first quarter 2017 increased 5 percent to $881 million, from $841 million a year ago.    The increase in net sales was driven by volume growth of 5 percent, comprised of 3 percent driven by our 2016 acquisition and 2 percent organic volume growth.  In South America, first quarter 2017 net sales increased 19 percent to $255 million from $215 million a year ago, driven by favorable currency translation of 13 percent, a 4 percent price/product mix improvement, and volume growth of 2 percent.  Asia Pacific’s first quarter 2017 net sales increased 6 percent to $179 million from $169 million a year ago.  The increase was driven by volume growth of 11 percent and favorable currency translation of 2 percent, which more than offset a 7 percent price/product mix decline reflecting the pass through of lower raw material costs.  EMEA net sales for first quarter 2017 increased 2 percent to $138 million from $135 million a year ago.  This increase reflects volume growth of 4 percent and 1 percent price/product mix improvement, which more than offset unfavorable currency translation of 3 percent attributable to weaker local currencies.

Cost of Sales and Operating Expenses.  Cost of sales of $1.10 billion for the first quarter of 2017 increased 8 percent from $1.02 billion in the prior-year period.  The increase in cost of sales for the first quarter of 2017 compared to the first quarter of 2016 was due primarily to sales volume increase of 5 percent.  Additionally, gross corn costs per ton that rose approximately 6 percent, driven by higher market prices for corn.  Currency translation caused cost of sales for the first quarter of 2017 to increase approximately 2 percent from 2016, reflecting the impact of stronger foreign currencies overall.  Our gross profit margin was 24 percent for the first quarter of 2017, down from 25 percent last year.  The decrease primarily reflects declines in gross profit margins in South America resulting from higher input costs.  Operating expenses for the first quarter of 2017 increased to $149 million from $138 million last year.  The increases primarily reflect incremental operating expenses of acquired operations.  Favorable translation effects associated with the stronger US dollar partially offset these increases.  Currency translation increased operating expenses for the first quarter of 2017 by approximately 1 percent from the prior-year period.  Operating expenses, as a percentage of gross profit, were 42 percent for the first quarter of 2017, as compared to 41 percent  a year ago.

Operating Income. First quarter 2017 operating income decreased 3 percent to $195 million from $200 million a year ago.  Operating income for the first quarter of 2017 includes pre-tax net restructuring costs of $10 million.  We implemented an organizational restructuring effort in Argentina by notifying both the Argentinian Labor Ministry and the local labor union of a planned reduction in workforce in order to achieve a more competitive cost position.  The Company recorded total pre-tax restructuring related charges in Argentina of $11 million for employee severance-related costs during the quarter offset by a $1 million reduction in expected employee severance-related charges associated with the execution of global information technology (“IT”) outsourcing contracts. Additionally, our first quarter 2017 results includes $5 million of costs associated with TIC Gums inventory that was marked up to fair value at the acquisition date in accordance with business combination accounting rules.  Lastly, operating income for first quarter 2017 included $2 million of costs associated with our integration of TIC Gums and Shandong Huanong.  Operating income for first quarter 2016 included $1 million of costs associated with our integration of Penford and Kerr.  Without the restructuring and acquisition-related charges, our first quarter 2017 operating income would have grown 5 percent from the first quarter of 2016.  This increase primarily reflects operating income growth in North America.  Currency translation had a favorable impact of $3 million, reflecting stronger Brazilian and Asia Pacific currencies.

North America operating income for the first quarter 2017 increased 7 percent to $160 million from $149 million a year ago.  The increase primarily reflects volume growth and operating efficiencies in the segment.  South America operating income for first quarter 2017 declined 22 percent to $14 million from $18 million in the year-ago period.  The decrease was driven by lower earnings in the Southern Cone region of South America, which more than offset improved earnings in the rest of the segment.  Improved selling prices generally offset higher local raw material input costs, while production costs increased primarily due to the difficult macroeconomic environment in the Southern Cone.  Currency translation had a favorable impact of $3 million in the segment, primarily reflecting the effect of a stronger Brazilian real.  Asia Pacific operating income for first quarter 2017 increased 7 percent to $30 million from $28 million a year ago.  Volume growth and lower raw material costs helped to mitigate the impact of reduced product selling prices in the segment.  EMEA operating income for first quarter 2017 increased 8 percent to $28 million from $26 million last year.   The increase was driven by volume growth and improved product selling prices, which more than offset the impact of higher local production costs in the segment.  Translation effects primarily associated with the weaker British Pound Sterling had an unfavorable impact of approximately $1 million on operating income in the segment.

Financing Costs-net.  Financing costs for the first quarter of 2017 increased to $21 million from $14 million in the prior-year period.  The increases primarily reflect an increase in interest expense driven by higher weighted average borrowing costs.  Additionally, an increase in foreign currency transaction losses contributed to the higher financing costs for the first quarter of 2017.

Provision for Income Taxes.  Our effective income tax rate for the first quarter of 2017 decreased to 27.0 percent from 28.5 percent a year ago.

We use the US dollar as the functional currency for our subsidiaries in Mexico.  In the first quarter of 2017, the effective tax rate was reduced by 3.3 percent due to the revaluation of the Mexican peso versus the US dollar, offset by individually insignificant factors.  Without these items, the rate would have been 28.6 percent.

Comprehensive Income Attributable to Ingredion.  We recorded comprehensive income of $172 million for the first quarter of 2017, as compared to comprehensive income of $165 million in the first quarter of 2016.    These increases in comprehensive income primarily reflect favorable variances due to gains resulting from cash flow hedging, offset by decreased net income for the period.

Liquidity and Capital Resources

Cash provided by operating activities for the three months of 2017 was $131 million, as compared to $99 million a year ago.  The increase in operating cash flow primarily reflects changes in our working capital, partially offset by a slight decline in our net income.

Capital expenditures of $72 million for the three months of 2017 are in line with our capital spending plan for the year. We anticipate that our capital expenditures will approximate $300 million to $325 million for 2017.

 At March 31, 2017, there were borrowings of $44 million outstanding under the Revolving Credit Agreement, as compared to no borrowings outstanding as of December 31, 2016. In addition to borrowing availability under our Revolving Credit Agreement, we have approximately $434 million of unused operating lines of credit in the various foreign countries in which we operate.

At March 31, 2017, we had total debt outstanding of $2,013 million, compared to $1,956 million at December 31, 2016.  At March 31, 2017 our total debt consists of the following:

(in millions)
3.2% senior notes due October 1, 2026	$497
4.625% senior notes due November 1, 2020	398
1.8% senior notes due September 25, 2017	300
6.625% senior notes due April 15, 2037	253
6.0% senior notes due April 15, 2017	200
5.62% senior notes due March 25, 2020	200
Revolving credit facility	44
Fair value adjustment related to hedged fixed rate debt instruments	3
Long-term debt	$1,895
Short-term borrowings	118
Total debt	$2,013

The weighted average interest rate on our total indebtedness was approximately 4.5 percent for the first three months of 2017, compared to 3.7 percent in the comparable prior-year period.

As noted above, as of March 31, 2017, we have $200 million of 6.0 percent Senior Notes that mature on April 15, 2017 and $300 million of 1.8 percent Senior Notes that mature on September 25, 2017.  These borrowings are included in long-term debt in our Condensed Consolidated Balance Sheet as we have the ability and intent to refinance them on a long-term basis prior to the maturity dates. In April 2017,  the $200 million of Senior Notes that matured were refinanced through use of the revolving credit facility.

On March 15, 2017, our board of directors declared a quarterly cash dividend of $0.50 per share of common stock.  This dividend was paid on April 25, 2017 to stockholders of record at the close of business on March 31, 2017. During the first quarter of 2017, we repurchased approximately 1 million shares of our common stock in open market transactions for $123 million.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and/or financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $406 million of the total $448 million of cash and cash equivalents and short-term investments at March 31, 2017 was held by our operations outside of the United States.  We expect that available cash balances and credit facilities in the United States, along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk:

Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of Other comprehensive income (“OCI”).  At March 31, 2017, our Accumulated other comprehensive loss account (“AOCI”) included $6 million of gains, net of income taxes of $2 million, related to these derivative instruments.  It is anticipated that these gains will be reclassified into earnings during the next twelve months.  We expect the gains to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk:

Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to US dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk.  At March 31, 2017, we had foreign currency forward sales contracts that are designated as fair value hedges with an aggregate notional amount of $430 million and foreign currency forward purchase contracts with an aggregate notional amount of $214 million that hedged transactional exposures.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  At March 31, 2017, AOCI included $2 million of losses, net of income taxes, relating to these hedges.

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

Interest Rate Risk:

We occasionally use interest rate swaps and Treasury Lock agreements (“T-Locks”) to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding at March 31, 2017.

As of March 31, 2017, we have interest rate swap agreements that effectively convert the interest rates on our 6.0 percent $200 million senior notes due April 15, 2017, our 1.8 percent $300 million senior notes due September 25, 2017 and on $200 million of our $400 million 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month US dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements was $3 million at March 31, 2017 and is reflected in the Condensed Consolidated Balance Sheet within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations.

At March 31, 2017, AOCI included $3 million of losses (net of income taxes of $2 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $1 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2017.

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

These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “assume”, “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook” or other similar expressions or the negative thereof. All statements other than statements of historical facts are “forward-looking statements.”

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, paper, corrugated and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates, particularly US tax reform; operating difficulties; availability of raw materials, including potato starch, tapioca, gum Arabic, and the specific varieties of corn upon which our products are based; our ability to develop new products and services at a rate or of a quality sufficient to meet expectations; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Factors relating to the acquisition of TIC Gums that could cause actual results and developments to differ from expectations include:  the anticipated benefits of the acquisition, including synergies, may not be realized; and the integration of TIC Gum’s operations with those of Ingredion may be materially delayed or may be more costly or difficult than expected.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.  For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 50 to 51 in our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2016 to March 31, 2017.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all material information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In the fourth quarter of 2016, we acquired Shandong Huanong Specialty Corn Development Co., Ltd. in Pingyuan County, Shandong Province, China (“Shandong Huanong”) and TIC Gums Incorporated (“TIC Gums”).  In the first quarter of 2017, we acquired Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand.   We are currently in the process of evaluating and integrating the acquired operations, processes and internal controls.  See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the acquisitions.  There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are a party to a large number of labor claims relating to our Brazilian operations.  We have reserved an aggregate of approximately $5 million as of March 31, 2017 in respect of these claims.  These labor claims primarily relate to dismissals, severance, health and safety, work schedules and salary adjustments.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares that may yet
	Number	Price	part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at end of period
January 1 – January 31, 2017	—	—	—	4,741 shares
February 1 – February 28, 2017	862	118.59	862	3,879 shares
March 1 – March 31, 2017	177	119.69	177	3,702 shares
Total	1,039	118.79	1,039

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019.  At March 31, 2017, we have 3.7 million shares available for repurchase under the stock repurchase program.

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

INGREDION INCORPORATED

DATE:	May 5, 2017	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	May 5, 2017	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller

EXHIBIT INDEX

Number	Description of Exhibit

10.1	Stock Incentive Plan as effective February 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2017, filed on February 14, 2017).

10.2

Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 7, 2017, filed on February 14, 2017).

10.3

Form of Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan  (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 7, 2017, filed on February 14, 2017).

10.4

Form of Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 7, 2017, filed on February 14, 2017).

10.5	Confidentiality Agreement dated March 1, 2017 between the Company and Jack C. Fortnum.

10.6	Non-Compete Agreement dated March 1, 2017 between the Company and Jack C. Fortnum.

10.7	Executive Severance Agreement dated March 1, 2017 between the Company and James D. Gray.

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.