Form 10-Q
period 2017-06-30
Ingredion Inc
filed 2017-08-02
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2017
Common Stock, $.01 par value	71,729,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Net sales before shipping and handling costs	$1,542	$1,533	$3,079	$2,966
Less: shipping and handling costs	85	78	169	151
Net sales	1,457	1,455	2,910	2,815
Cost of sales	1,084	1,100	2,185	2,121
Gross profit	373	355	725	694

Operating expenses	157	144	306	282
Other (income) expense, net	(1)	—	(3)	1
Restructuring/impairment charges	6	13	16	13

Operating income	211	198	406	398

Financing costs, net	20	19	41	33

Income before income taxes	191	179	365	365
Provision for income taxes	58	59	105	111
Net income	133	120	260	254
Less: Net income attributable to non-controlling interests	3	3	6	6
Net income attributable to Ingredion	$130	$117	$254	$248

Weighted average common shares outstanding:
Basic	71.8	72.2	72.0	72.1
Diluted	73.2	74.0	73.4	73.8

Earnings per common share of Ingredion:
Basic	$1.81	$1.62	$3.53	$3.44
Diluted	$1.78	$1.58	$3.46	$3.36

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net income	$133	$120	$260	$254
Other comprehensive income:
Gains on cash-flow hedges, net of income tax effect of $1, $7, $4, and $-, respectively	3	13	8	2
(Gains) losses on cash-flow hedges reclassified to earnings, net of income tax effect of $-, $4, $1 and $7, respectively	(2)	8	1	15
Actuarial gains (losses) on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $-, $1, $- and $1, respectively	1	(4)	1	(4)
(Gains) losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	(1)	1	(1)	1
Unrealized gains on investments, net of income tax effect	1	—	1	—
Currency translation adjustment	(8)	20	32	59
Comprehensive income	127	158	302	327
Less: Comprehensive income attributable to non-controlling interests	3	3	6	6
Comprehensive income attributable to Ingredion	$124	$155	$296	$321

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except share and per share amounts)	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$441	$512
Short-term investments	13	4
Accounts receivable, net	900	923
Inventories	822	789
Prepaid expenses	32	24
Total current assets	2,208	2,252
Property, plant and equipment, net of accumulated depreciation of $2,913 and $2,826, respectively	2,145	2,116
Goodwill	798	784
Other intangible assets, net of accumulated amortization of $122 and $106, respectively	505	502
Deferred income tax assets	7	7
Other assets	126	121
Total assets	$5,789	$5,782

Liabilities and equity
Current liabilities:
Short-term borrowings	$116	$106
Accounts payable and accrued liabilities	758	872
Total current liabilities	874	978

Non-current liabilities	172	158
Long-term debt	1,838	1,850
Deferred income tax liabilities	175	171
Share-based payments subject to redemption	27	30

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	1,141	1,149
Less: Treasury stock (common stock: 6,125,618 and 5,396,526 shares at June 30, 2017 and December 31, 2016, respectively) at cost	(515)	(413)
Accumulated other comprehensive loss	(1,029)	(1,071)
Retained earnings	3,080	2,899
Total Ingredion stockholders’ equity	2,678	2,565
Non-controlling interests	25	30
Total equity	2,703	2,595
Total liabilities and equity	$5,789	$5,782

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2016	$1	$1,149	$(413)	$(1,071)	$2,899	$30	$30
Net income attributable to Ingredion					254
Net income attributable to non-controlling interests						6
Dividends declared					(73)	(11)
Repurchases of common stock			(123)
Share-based compensation, net of issuance		(8)	21				(3)
Other comprehensive income				42
Balance, June 30, 2017	$1	$1,141	$(515)	$(1,029)	$3,080	$25	$27

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2015	$1	$1,160	$(467)	$(1,102)	$2,552	$36	$24
Net income attributable to Ingredion					248
Net income attributable to non-controlling interests						6
Dividends declared					(65)	(5)
Share-based compensation, net of issuance		(11)	35				(2)
Other comprehensive income				83		(10)
Balance, June 30, 2016	$1	$1,149	$(432)	$(1,019)	$2,735	$27	$22

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
Cash provided by operating activities
Net income	$260	$254
Non-cash charges to net income:
Depreciation and amortization	103	96
Charge for fair value markup of acquired inventory	9	—
Other	49	65
Changes in working capital:
Accounts receivable and prepaid expenses	7	(57)
Inventories	(36)	(36)
Accounts payable and accrued liabilities	(92)	(63)
Decrease in margin accounts	13	13
Other	(11)	(6)
Cash provided by operating activities	302	266

Cash used for investing activities
Capital expenditures, net of proceeds on disposals	(144)	(125)
Short-term investments	(8)	(14)
Payments for acquisitions	(13)	—
Other	—	(1)
Cash used for investing activities	(165)	(140)

Cash used for financing activities
Proceeds from borrowings	585	173
Payments on debt	(592)	(196)
Repurchase (issuance) of common stock, net	(128)	8
Dividends paid (including to non-controlling interests)	(83)	(69)
Cash used for financing activities	(218)	(84)

Effects of foreign exchange rate changes on cash	10	11

(Decrease) increase in cash and cash equivalents	(71)	53

Cash and cash equivalents, beginning of period	512	434

Cash and cash equivalents, end of period	$441	$487

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

The unaudited Condensed Consolidated Financial Statements included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2016 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2017 and 2016, and the financial position of the Company as of June 30, 2017.  The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.            Recently Adopted and New Accounting Standards

Recently Adopted Accounting Standards: In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This Update requires an entity to measure inventory at the lower of cost and net realizable value, removing the consideration of current replacement cost.  It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  We adopted this Update in the current year and it did not have a material impact on our audited Condensed Consolidated Financial Statements.

New Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The FASB has also issued additional ASUs to provide further updates and clarification to this Update, including ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20.  This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.  We plan to adopt the standard as of the effective date.  The standard will allow various transition approaches upon adoption.  We plan to use the modified retrospective approach for the transition to the new standard.  Based on the analysis performed by the Company to date, our preliminary assessment is that the adoption of the guidance in this Update will not have a material impact on the Company’s revenue recognition timing or amounts; however, that assessment could change as we complete our analysis.  We anticipate that our assessment will be complete by the third quarter of 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases.  This Update increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet for leases longer than 12 months and disclosing key information about leasing arrangements.  The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed.  This Update is effective for annual periods beginning after December 15, 2018, with early adoption permitted.  We currently plan to adopt the standard as of the effective date. Adoption will require a modified retrospective transition. We expect the adoption of the guidance in this Update to have a material impact on our Consolidated Balance Sheet as operating leases will be recognized both as assets and liabilities on the Consolidated Balance Sheet.  We are in the process of quantifying the magnitude of these changes and assessing the implementation approach for accounting for these changes.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This Update requires an entity to change the classification of the net periodic benefit cost for pension and postretirement plans within the statement of income by eliminating the ability to net all of the components of the costs together within operating income.  The Update will require the service cost component to continue to be presented within operating income, classified within either cost of sales or operating expenses depending on the employees covered within the plan.  The remaining components of the net periodic benefit cost, however, must be presented in the statement of income as a non-operating income (loss) below operating income. The Update is effective for annual periods beginning after December 15, 2017, with early adoption permitted only within the first interim period for public entities. We did not early adopt this Update. When adopted, the new guidance must be applied retrospectively for all income statement periods presented. The Update will reduce the Company’s operating income and will require a new financial statement line item below operating income within the Condensed Consolidated Statements of Income for the non-operating income (loss) components.  Net income within the Condensed Consolidated Statements of Income will not change upon adoption of the Update.

3.            Acquisitions

On March 9, 2017, the Company completed its acquisition of Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand for $18 million.  Upon closing, the Company paid $13 million in cash and recorded $5 million in accrued liabilities for deferred payments due to the previous owner. The Company funded the acquisition primarily with cash on hand.  The acquisition of Sun Flour adds a fourth manufacturing facility to our operations in Thailand. It produces rice-based ingredients used primarily in the food industry.  The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the Asia Pacific business segment.

On December 29, 2016, the Company completed its acquisition of TIC Gums Incorporated (“TIC Gums”), a privately held, U.S.-based company that provides advanced texture systems to the food and beverage industry, for $396 million, net of cash acquired. The acquisition adds a manufacturing facility to both the U.S. and China.  The Company funded the acquisition with proceeds from borrowings under its revolving credit agreement. The results of the acquired operations are included in the Company’s consolidated results from the respective acquisition dates forward within the North America and Asia Pacific business segments.

On November 29, 2016, the Company completed its acquisition of Shandong Huanong Specialty Corn Development Co., Ltd. (“Shandong Huanong”) in China for $12 million in cash. The Company funded the acquisition primarily with cash on hand.  The acquisition of Shandong Huanong, located in Shandong Province, adds another manufacturing facility to our operations in China. It produces starch raw material for our plant in Shanghai, which makes value-added ingredients for the food industry.  The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the Asia Pacific business segment.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The assets acquired and liabilities assumed in the transactions are generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisitions were expensed as incurred.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill results from synergies and other operational benefits expected to be derived from the acquisitions. The goodwill related to TIC Gums and Shandong Huanong is tax deductible due to the structure of the acquisitions.  The goodwill related to Sun Flour is not tax deductible.

The following table summarizes the preliminary purchase price allocation for the acquisition of TIC Gums as of December 29, 2016:

Preliminary
(in millions)	TIC Gums
Working capital (excluding cash)	$49
Property, plant and equipment	37
Identifiable intangible assets	133
Goodwill	177
Total purchase price, net of cash	$396

The acquisitions of Sun Flour and Shandong Huanong added $21 million to goodwill and identifiable intangible assets and $9 million to net tangible assets as of their respective acquisition dates.

The purchase accounting for TIC Gums is still open, pending finalization of property, plant and equipment (“PP&E”), identifiable intangible assets, goodwill, and taxes. All of the recorded assets and liabilities, including working capital, PP&E, goodwill, and intangibles, are open for performing purchase accounting adjustments for Sun Flour. Purchase accounting adjustments for Shandong Huanong remains open to finalize the valuation of intangible assets.

Included in the results of the acquired businesses for the three and six months ended June 30, 2017 were increases in cost of sales of $4 million and $9 million, respectively, relating to the sale of inventory that was adjusted to fair value at the acquisition dates for each acquired business in accordance with business combination accounting rules.

Pro-forma results of operations for the acquisitions made in 2017 and 2016 have not been presented as the effect of each acquisition individually and in aggregate would not be material to the Company’s results of operations for any periods presented.

The Company incurred $2 million of pre-tax acquisition and integration costs for the six months ended June 30, 2017, associated with its recent acquisitions.  In 2016, the Company incurred $1 million of pre-tax acquisition and integration costs for the six months ended June 30, 2016 associated with the 2015 acquisitions of Kerr Concentrates, Inc. and Penford Corporation. Pre-tax acquisition and integration costs incurred for the three months ended June 30, 2017 and 2016 were not significant.

4.            Impairment and Restructuring Charges

For the three and six months ended June 30, 2017, the Company recorded $6 million and $16 million, respectively, of net restructuring charges.  During the first quarter of 2017, the Company implemented an organizational restructuring effort in Argentina in order to achieve a more competitive cost position.  We notified the local labor union of a planned reduction in workforce, which resulted in a strike by the labor union and an interruption of manufacturing activities during the second quarter of 2017. We finalized a new labor agreement with the labor union in the second quarter, ending the strike on June 1, 2017.  For the three and six months ended June 30, 2017, the Company recorded total pre-tax restructuring-related charges in Argentina of $6 million and $17 million, respectively, for employee-related severance and other costs.  The Company has nearly completed this important organizational restructuring of the Argentina business.

During the second quarter of 2017, the Company announced a Finance Transformation initiative in North America to strengthen organizational capabilities and drive efficiencies to support the growth strategy of the Company. The Company recorded $1 million of non-employee-related restructuring charges during the second quarter of 2017 related to this initiative.  The Company expects to incur between $8 million and $10 million of employee-related severance and other costs in the second half of 2017 and between $1 million and $2 million in 2018 related to this initiative. Additionally, for the three and six months ended June 30, 2017, the Company recorded a reduction in employee severance costs of $1 million and $2 million, respectively, related to refinement of estimates for prior year restructuring activities.

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

    A summary of the Company’s severance accrual as of June 30, 2017 is as follows (in millions):

Balance in severance accrual as of December 31, 2016	$7
Restructuring charge for employee severance costs:
Argentina employee-related severance	15
Prior year restructuring activities	(2)
Payments made to terminated employees	(12)
Balance in severance accrual as of June 30, 2017	$8

Of the $8 million severance accrual as of June 30, 2017, $6 million is expected to be paid in the next twelve months.

5.            Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis.  The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, Middle East and Africa (“EMEA”).    Its North America segment includes businesses in the U.S., Canada and Mexico.  The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador and the Southern Cone of South America, which includes Argentina, Chile, Peru and Uruguay.  Its Asia Pacific segment includes businesses in South Korea, Thailand, China, Japan, Indonesia, the Philippines, Singapore, Malaysia, India, Australia and New Zealand.  The Company’s EMEA segment includes businesses in Germany, the United Kingdom, Pakistan, South Africa and Kenya.  The Company does not aggregate its operating segments when determining its reportable segments.  Net sales by product are not presented because to do so would be impracticable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net sales to unaffiliated customers:
North America	$905	$895	$1,786	$1,735
South America	228	240	483	455
Asia Pacific	187	180	366	349
EMEA	137	140	275	276
Total	$1,457	$1,455	$2,910	$2,815

Operating income:
North America	$181	$160	$341	$309
South America	4	14	18	32
Asia Pacific	29	30	59	58
EMEA	29	29	57	55
Corporate	(22)	(22)	(42)	(42)
Subtotal	221	211	433	412
Restructuring charges	(6)	(13)	(16)	(13)
Acquisition/integration costs	—	—	(2)	(1)
Charge for fair value markup of acquired inventory	(4)	—	(9)	—
Total	$211	$198	$406	$398

	As of	As of
(in millions)	June 30, 2017	Dec. 31, 2016
Total assets
North America	$3,734	$3,796
South America	786	809
Asia Pacific	774	697
EMEA	495	480
Total	$5,789	$5,782

6.            Financial Instruments, Derivatives and Hedging Activities

The Company is exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties.  Derivative financial instruments currently used by the Company consist of commodity-related futures, options and swap contracts, foreign currency-related forward contracts, interest rate swaps and treasury lock agreements (“T-Locks”).

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

At June 30, 2017, AOCI included $7 million of gains (net of income taxes of $2 million), pertaining to commodities-related derivative instruments designated as cash-flow hedges.  At December 31, 2016, the amount included in AOCI pertaining to these commodities-related derivative instruments designated as cash-flow hedges was not significant.

Interest rate hedging:  Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of interest rate swaps and T-Locks.  The Company has interest rate swap agreements that effectively convert the interest rates on its $300 million of 1.8 percent senior notes due September 25, 2017 and on $200 million of its $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. Dollar LIBOR rate plus a spread.  The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings.  These amounts offset the gain or loss (the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (the hedged risk), which is also recognized in earnings.  The fair value of these interest rate swap agreements at June 30, 2017 and December 31, 2016 was $4 million and $3 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations. The Company did not have any T-Locks outstanding at June 30, 2017 or December 31, 2016.

At June 30, 2017, AOCI included $3 million of losses (net of income taxes of $2 million), related to settled T-Locks. At December 31, 2016, AOCI included $4 million of losses (net of income taxes of $2 million), related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging:  Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to U.S. Dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued.  The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk. At June 30, 2017, the Company had foreign currency forward sales contracts that are designated as fair value hedges with an aggregate notional amount of $464 million and foreign currency forward purchase contracts with an aggregate notional amount of $227 million that hedged transactional exposures.  At December 31, 2016, the Company had foreign currency forward sales contracts with an aggregate notional amount of $432 million and foreign currency forward purchase contracts with an aggregate notional amount of $227 million that hedged transactional exposures.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. At June 30, 2017, AOCI included $2 million of losses, net of tax, relating to these hedges.  At December 31, 2016, AOCI included $3 million of losses, net of tax, relating to these hedges.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as		As of	As of		As of	As of
hedging instruments:	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in millions)	Location	2017	2016	Location	2017	2016

Commodity and foreign currency	Accounts receivable, net	$21	$31	Accounts payable and accrued liabilities	$15	$25

Commodity, foreign currency, and interest rate contracts	Other assets	5	8	Non-current liabilities	3	2

Total		$26	$39		$18	$27

At June 30, 2017, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 68 million bushels of corn and 46 million pounds of soybean oil. The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 23 million mmbtu’s of natural gas at June 30, 2017.  Additionally at June 30, 2017, the Company had outstanding ethanol futures contracts that hedged the forecasted sale of approximately 13 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below:

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Three Months Ended	Three Months Ended	AOCI	Three Months Ended	Three Months Ended
(in millions, pre-tax)	June 30, 2017	June 30, 2016	into Income	June 30, 2017	June 30, 2016
Commodity contracts	$4	$20	Cost of sales	$2	$(11)
Foreign currency contracts	—	—	Gross profit	—	—
Interest rate contracts	—	—	Financing costs, net	—	(1)
Total	$4	$20		$2	$(12)

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Six Months Ended	Six Months Ended	AOCI	Six Months Ended	Six Months Ended
(in millions, pre-tax)	June 30, 2017	June 30, 2016	into Income	June 30, 2017	June 30, 2016
Commodity contracts	$11	$2	Cost of sales	$(1)	$(20)
Foreign currency contracts	1	—	Gross profit	—	(1)
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$12	$2		$(2)	$(22)

At June 30, 2017, AOCI included $7 million of gains (net of income taxes of $2 million) on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next twelve months.  The Company expects the gains to be offset by changes in the underlying commodities costs.  The Company also has $1 million of losses on settled T-Locks (net of income taxes of $1 million) recorded in AOCI at June 30, 2017, which are expected to be reclassified into earnings during the next twelve months.  Additionally, at June 30, 2017, AOCI included an insignificant amount of losses related to foreign currency hedges that are expected to be reclassified into earnings during the next twelve months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of June 30, 2017				As of December 31, 2016
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$8	$8	$—	$—	$7	$7	$—	$—
Derivative assets	26	10	16	—	39	6	33	—
Derivative liabilities	18	2	16	—	27	11	16	—
Long-term debt	1,927	—	1,927	—	1,929	—	1,929	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
(b)

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

(c)

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values.  Commodity futures, options and swap contracts are recognized at fair value.  Foreign currency forward contracts, swaps and options are also recognized at fair value.  The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.  At June 30, 2017, the carrying value and fair value of the Company’s long-term debt were $1,838 million and $1,927 million, respectively.

7.            Share-Based Compensation

Stock Options: Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant.  The options have a 10-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant.  Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting of the stock options within the amount of compensation costs recognized in each period. As of June 30, 2017, certain of these non-qualified options have been forfeited due to the termination of employees.

The Company granted non-qualified options to purchase 278 thousand shares and 329 thousand shares during the six months ended June 30, 2017 and 2016, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	June 30,
	2017	2016
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.93%	1.36%
Expected volatility	22.50%	23.40%
Expected dividend yield	1.68%	1.80%

The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date for the period corresponding to the expected life of the options.  Expected volatility is based on historical volatilities of the Company’s common stock.  Dividend yields are based on current dividend payments.

Stock option activity for the six months ended June 30, 2017 was as follows:

		Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price per	Contractual	Value
	(in thousands)	Share	Term (Years)	(in millions)
Outstanding as of December 31, 2016	2,281	$61.39	5.93	$145
Granted	278	117.65
Exercised	(142)	39.06
Cancelled	(21)	87.50
Outstanding as of June 30, 2017	2,396	$69.01	6.11	$120
Exercisable as of June 30, 2017	1,828	$57.56	6.03	$113

For the six months ended June 30, 2017, cash received from the exercise of stock options was $6 million. At June 30, 2017, the total remaining unrecognized compensation cost related to stock options was $6 million, which will be amortized over a weighted average period of approximately 1.5 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share)	2017	2016	2017	2016
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$23.90	$18.73
Total intrinsic value of stock options exercised	5	11	12	24

Restricted Stock Units: The Company has granted restricted stock units (“RSUs”) to certain key employees. The RSUs are subject to cliff vesting, generally after three years provided the employee remains in the service of the Company. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting of the RSUs within the amount of compensation costs recognized in each period. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of the Company’s common stock at the date of the grant.

The following table summarizes RSU activity for the six months ended June 30, 2017:

		Weighted
		Average
	Number of	Fair Value
(RSUs in thousands)	RSUs	per Share
Non-vested as of December 31, 2016	429	$81.04
Granted	118	117.46
Vested	(146)	64.82
Cancelled	(11)	91.68
Non-vested as of June 30, 2017	390	$99.04

At June 30, 2017, the total remaining unrecognized compensation cost related to RSUs was $20 million, which will be amortized over a weighted average period of approximately 1.9 years.

Performance Shares: The Company has a long-term incentive plan for senior management in the form of performance shares. The ultimate payments for performance shares awarded and vested will be based solely on the Company’s stock performance as compared to the stock performance of its peer group.  The number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s stock performance as compared to the stock performance of the peer group. The share award vesting will be calculated at the end of the three-year period and are subject to approval by management and the Compensation Committee. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the six months ended June 30, 2017, the Company awarded 38 thousand share units at a weighted average fair value of $114.08 per share unit.

The 2014 performance share award vested in the first quarter of 2017, achieving a 200 percent pay out of the grant, or 115 thousand total vested shares. There were no performance share cancellations during the six months ended June 30, 2017.

As of June 30, 2017, the unrecognized compensation cost related to these awards was $5 million, which will be amortized over the remaining requisite service periods of 2.0 years.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Stock options:
Pre-tax compensation expense	$2	$3	$4	$5
Income tax benefit	—	(1)	(1)	(2)
Stock option expense, net of income taxes	2	2	3	3

RSUs:
Pre-tax compensation expense	3	3	6	6
Income tax benefit	(1)	(1)	(2)	(2)
RSUs, net of income taxes	2	2	4	4

Performance shares and other share-based awards:
Pre-tax compensation expense	1	1	3	3
Income tax benefit	—	—	(1)	(1)
Performance shares and other share-based compensation expense, net of income taxes	1	1	2	2

Total share-based compensation:
Pre-tax compensation expense	6	7	13	14
Income tax benefit	(1)	(2)	(4)	(5)
Total share-based compensation expense, net of income taxes	$5	$5	$9	$9

8.            Net Periodic Pension and Postretirement Benefit Costs

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 10 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$2	$2	$1	$1	$3	$4	$2	$2
Interest cost	3	3	3	3	6	6	5	5
Expected return on plan assets	(5)	(5)	(2)	(3)	(10)	(10)	(5)	(5)
Amortization of actuarial loss	—	—	—	—	—	—	1	1
Settlement loss	—	—	—	1	—	—	—	1
Net periodic benefit cost	$—	$—	$2	$2	$(1)	$—	$3	$4

The Company currently anticipates that it will make approximately $3 million in cash contributions to its pension plans in 2017, consisting of $2 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the six months ended June 30, 2017, cash contributions of approximately $1 million were made to the non-U.S. plans and less than $1 million to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Interest cost	$1	$1	$2	$2
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net periodic benefit cost	$—	$—	$—	$—

9.            Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Net Income			Net Income
	Available	Weighted	Per Share	Available	Weighted	Per Share
(in millions, except per share amounts)	to Ingredion	Average Shares	Amount	to Ingredion	Average Shares	Amount

Basic EPS	$130	71.8	$1.81	$117	72.2	$1.62

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.4			1.8

Diluted EPS	$130	73.2	$1.78	$117	74.0	$1.58

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Net Income			Net Income
	Available	Weighted	Per Share	Available	Weighted	Per Share
(in millions, except per share amounts)	to Ingredion	Average Shares	Amount	to Ingredion	Average Shares	Amount

Basic EPS	$254	72.0	$3.53	$248	72.1	$3.44

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.4			1.7

Diluted EPS	$254	73.4	$3.46	$248	73.8	$3.36

For the three and six months ended June 30, 2017 and 2016,  approximately 0.3 million share-based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2016, 0.1 million and 0.3 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

10.          Inventories

Inventories are summarized as follows:

	As of June 30,	As of December 31,
(in millions)	2017	2016
Finished and in process	$483	$478
Raw materials	287	260
Manufacturing supplies and other	52	51
Total inventories	$822	$789

11.          Debt

As of June 30, 2017 and December 31, 2016, the Company’s total debt consisted of the following:

	As of June 30,	As of December 31,
(in millions)	2017	2016
3.2% senior notes due October 1, 2026	$496	$496
4.625% senior notes due November 1, 2020	398	398
1.8% senior notes due September 25, 2017	300	299
6.625% senior notes due April 15, 2037	254	254
6.0% senior notes due April 15, 2017	—	200
5.62% senior notes due March 25, 2020	200	200
Revolving credit facility	186	—
Fair value adjustment related to hedged fixed rate debt instruments	4	3
Long-term debt	$1,838	$1,850
Short-term borrowings	116	106
Total debt	$1,954	$1,956

The Company’s long-term debt at June 30, 2017 includes $300 million of 1.8 percent senior notes that mature on September 25, 2017.  These borrowings are included in long-term debt as the Company has the ability and intent to refinance them on a long-term basis prior to the maturity date.  The $200 million of 6.0 percent senior notes due April 15, 2017 were refinanced with borrowings under the revolving credit facility in April 2017.

12.          Accumulated Other Comprehensive Loss

The following is a summary of net changes in accumulated other comprehensive loss by component and net of tax for the three and six months ended June 30, 2017 and 2016:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Pension and	Gain	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2016	$(1,008)	$(7)	$(56)	$—	$(1,071)
Other comprehensive income before reclassification adjustments	32	12	1	1	46
Amount reclassified from accumulated OCI	—	2	(1)	—	1
Tax provision	—	(5)	—	—	(5)
Net other comprehensive income	32	9	—	1	42
Balance, June 30, 2017	$(976)	$2	$(56)	$1	$(1,029)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Pension and	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2015	$(1,025)	$(29)	$(47)	$(1)	$(1,102)
Other comprehensive income (loss) before reclassification adjustments	69	2	(5)	—	66
Amount reclassified from accumulated OCI	—	22	1	—	23
Tax (provision) benefit	—	(7)	1	—	(6)
Net other comprehensive income (loss)	69	17	(3)	—	83
Balance, June 30, 2016	$(956)	$(12)	$(50)	$(1)	$(1,019)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount		Amount
	Reclassified from		Reclassified from
	AOCI		AOCI
	Three Months Ended		Six Months Ended		Affected Line Item in
Details about AOCI Components	June 30,		June 30,		Condensed Consolidated
(in millions)	2017	2016	2017	2016	Statements of Income
Gains (losses) on cash-flow hedges:
Commodity contracts	$2	$(11)	$(1)	$(20)	Cost of sales
Foreign currency contracts	—	—	—	(1)	Gross profit
Interest rate contracts	—	(1)	(1)	(1)	Financing costs, net
Gains (losses) related to pension and other postretirement obligations	1	(1)	1	(1)	(a)
Total before-tax reclassifications	$3	$(13)	$(1)	$(23)
Income tax benefit	—	4	1	7
Total after-tax reclassifications	$3	$(9)	$—	$(16)

(a)	This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

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

We had a strong second quarter and first six months of 2017 as net sales, operating income, net income and diluted earnings per common share grew from the comparable 2016 periods.  Our North America segment earnings grew as a result of continued strong operating results during the year, however these results were partially offset by lower earnings in our South America segment due to continued difficult macroeconomic conditions and increased costs in Argentina.  The Company implemented an organizational restructuring effort in Argentina during the first quarter of 2017 to achieve a more competitive cost position in the region.  We notified the local labor union of a planned reduction in workforce, which resulted in a strike by the labor union and an interruption of manufacturing activities during the second quarter of 2017. We finalized a new labor agreement with the labor union in the second quarter, ending the strike on June 1, 2017.   The Company recorded total pre-tax employee-related severance and other costs in Argentina of $6 million and $17 million for the three and six months ended June 30, 2017, respectively, related to the workforce reduction.

During the second quarter of 2017, the Company announced a Finance Transformation initiative in North America to strengthen organizational capabilities to support the growth strategy of the Company.  The Company recorded $1 million of non-employee-related restructuring charges during the second quarter of 2017 related to this initiative.  We expect to incur between $8 million and $10 million of employee-related severance and other costs in the second half of 2017 and between $1 million and $2 million in 2018 related to this initiative.

Our cash provided by operating activities rose to $302 million for the second quarter of 2017 from $266 million in the year-earlier period, driven by our earnings and improvement in working capital.  During the first quarter of 2017, we repurchased approximately 1 million shares of our common stock in open market transactions for $123 million.  We also repaid $200 million of senior notes with borrowings under our revolving credit facility in the second quarter of 2017.

On March 9, 2017, the Company completed its acquisition of Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand for $18 million.  Upon closing, the Company paid $13 million in cash and recorded $5 million in accrued liabilities for deferred payments due to the previous owner. The acquisition of Sun Flour adds a fourth manufacturing facility to our operations in Thailand. It produces rice-based ingredients used primarily in the food industry.   This transaction will enhance our global supply chain and leverage other capital investments that we have made in Thailand to grow our specialty ingredients and service customers around the world.  The acquisition did not have a material impact on our financial condition, results of operations or cash flows in the second quarter of 2017.

Looking ahead, we anticipate that our full year 2017 operating income and net income will grow compared to 2016.  In North America, we expect full year operating income to increase driven by improved product mix and margins.   In South America, we believe that full year operating income will be flat to down compared to 2016 driven by continued slow economic activity and temporary higher than normal costs related to the interruption of manufacturing activities in Argentina.  We will continue to focus on network optimization and cost improvement in this segment for the remainder of the year.  In the longer term, we believe that the underlying business demographics for our South American segment are positive.  We expect full-year operating income to grow in EMEA principally driven by improved price/product mix from our specialty ingredient product portfolio, volume growth and effective cost control.  In Asia Pacific, we expect full-year operating income to increase driven by volume growth and effective cost control.

Results of Operations

We have significant operations in four reporting segments: North America, South America, Asia Pacific and EMEA.  For most of our foreign subsidiaries, the local foreign currency is the functional currency.  Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into U.S. Dollars at the applicable average exchange rates for the period.  Fluctuations in foreign currency exchange rates affect the U.S. Dollar amounts of our foreign subsidiaries’ revenues and expenses.  The impact of foreign currency exchange rate changes, where significant, is provided below.

We acquired Shandong Huanong Specialty Corn Development Co., Ltd. (“Shandong Huanong”), TIC Gums Incorporated (“TIC Gums”) and Sun Flour on November 29, 2016, December 29, 2016 and March 9, 2017, respectively.  The results of the acquired businesses are included in our consolidated financial results from the respective acquisition dates forward.  While we identify fluctuations due to the acquisitions, our discussion below also addresses results of operations absent the impact of the acquisitions and the results of the acquired businesses, where appropriate, to provide a more comparable and meaningful analysis.

For the Three and Six Months Ended June 30, 2017

With Comparatives for the Three and Six Months Ended June 30, 2016

Net Income attributable to Ingredion.  Net income for the second quarter of 2017 increased by 11 percent to $130 million, or $1.78 per diluted common share, from $117 million, or $1.58 per diluted common share, a year ago. Net income for the six months ended June 30, 2017 increased by 2 percent to $254 million, or $3.46 per diluted common share, from $248 million, or $3.36 per diluted common share, in the six months ended June 30, 2016.

Results for the second quarter of 2017 include after-tax costs of $5 million ($0.07 per diluted common share) of net restructuring costs primarily associated with our restructuring effort in Argentina and $3 million ($0.04 per diluted common share) related to the flow-through of costs primarily associated with the sale of TIC Gums inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules. Results for the second quarter of 2016 include after-tax costs of $10  million ($0.14 per diluted common share) consisting of employee-related severance and other costs associated with the execution of IT outsourcing contracts, employee-related severance costs associated with our optimization initiative in South America, and costs attributable to the 2015 sale of the Port Colborne plant.

Results for the six months ended June 30, 2017 include after-tax costs of $16 million ($0.22 per diluted common share) of net restructuring costs primarily associated with our restructuring effort in Argentina, $6 million ($0.08 per diluted common share) related to the flow-through of costs primarily associated with the sale of TIC Gums inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules, and $1 million ($0.01 per diluted common share) associated with the integration of acquired operations. Results for the six months ended June 30, 2016 include after-tax costs of $10  million ($0.14 per diluted common share) consisting of employee-related severance and other costs associated with the execution of IT outsourcing contracts, employee-related severance costs associated with our optimization initiative in South America, and costs attributable to the 2015 sale of the Port Colborne plant sale, and $1 million ($0.01 per diluted common share) associated with the integration of acquired operations.

Without the acquisition and integration, restructuring, and inventory markup charges, net income for the three and six months ended June 30, 2017 would have grown 8 percent and 7 percent, respectively, from the comparable prior periods, while diluted earnings per share would have grown 9 percent and 7 percent, respectively, from the comparable prior periods. These increases for the three and six months ended June 30, 2017 primarily reflect continued improvements in operating income in North America, partially offset by reduced operating income in South America due to difficult macroeconomic conditions in the region, as well as the interruption of manufacturing activities in Argentina and the resulting temporary higher operating costs, as compared to the same periods in 2016.  The increase for the six months ended June 30, 2017 was partially offset by higher net financing costs.

Net Sales.  Net sales for the second quarter of 2017 of $1.46 billion were flat compared to the year ago period. Volume growth of 1 percent, which was comprised of 2 percent growth from recent acquisitions and 1 percent decline in organic volume, was offset by a 1 percent decrease in price/product mix. Net sales for the six months ended June 30, 2017 increased 3 percent to $2.91 billion from $2.82 billion for the six months ended June 30, 2016.  The increase was driven by volume growth of 3 percent, which was comprised of 2 percent growth from recent acquisitions and 1 percent increase in organic volume growth.

North America’s net sales for the second quarter of 2017 increased 1 percent to $905 million from $895 million a year ago. This increase was driven by volume growth of 2 percent, which was comprised of 3 percent growth from the TIC Gums acquisition and a 1 percent decline in organic volume, partially offset by unfavorable currency translation of 1 percent, reflecting a stronger Canadian Dollar. North America’s net sales for the six months ended June 30, 2017 increased 3 percent to $1.79 billion from $1.74 billion for the six months ended June 30, 2016.    This increase was driven by volume growth of 4 percent primarily from the TIC Gums acquisition, partially offset by a 1 percent decrease in price/product mix.

South America’s net sales for the second quarter of 2017 decreased 5 percent to $228 million from $240 million a year ago. This decrease was primarily driven by a volume decrease of 5 percent due to difficult macroeconomic conditions and the interruption of manufacturing activities in Argentina. Additionally, the segment had a 3 percent decrease in price/product mix, partially offset by favorable currency translation of 3 percent reflecting a stronger Brazilian Real. South America’s net sales for the six months ended June 30, 2017 increased 6 percent to $483 million from $455 million for the six months ended June 30, 2016. This increase was driven by favorable currency translation of 12 percent primarily reflecting a stronger Brazilian Real, partially offset by a 4 percent decrease in  price/product mix and a volume decrease of 2 percent, primarily due to difficult macroeconomic conditions and the interruption of manufacturing activities in Argentina.

Asia Pacific’s net sales for the second quarter of 2017 increased 4 percent to $187 million from $180 million a year ago. This increase was driven by volume growth of 10 percent, which was comprised of 9 percent organic volume growth and 1 percent growth from our recent acquisitions in the region, and a favorable currency translation of 1 percent primarily reflecting a stronger Korean Won, partially offset by a 7 percent decrease in price/product mix due to core customer mix diversification and pass through of lower raw material costs.  Asia Pacific’s net sales for the six months ended June 30, 2017 increased 5 percent to $366 million from $349 million for the six months ended June 30, 2016.  This increase was driven by a volume growth of 11 percent, which was comprised of 10 percent organic volume growth and 1 percent volume increase from our recent acquisitions in the region, and favorable currency translation of 1 percent primarily reflecting a stronger Korean Won.  The increase in volume was partially offset by a 7 percent decrease in price/product mix due to core customer mix diversification and pass through of lower raw material costs.

EMEA’s net sales for the second quarter of 2017 decreased 2 percent to $137 million from $140 million a year ago. This decrease was driven by a volume decrease of 3 percent and unfavorable currency translation of 2 percent primarily reflecting a weaker British Pound Sterling, partially offset by a 3 percent increase in price/product mix. EMEA’s net sales for the six months ended June 30, 2017 was $276 million, remaining nearly flat from $275 million for the prior year comparable period.  Volume growth of 1 percent and a 2 percent increase in price/product mix were offset by unfavorable currency translation of 3 percent, primarily reflecting a weaker British Pound Sterling.

Cost of Sales and Operating Expenses. Cost of sales for the second quarter of 2017 decreased 1 percent to $1.08 billion from $1.10 billion a year ago. Our gross profit margin was 26 percent for the second quarter of 2017, up from 24 percent last year. The decline in cost of sales and improvement in gross profit margin are primarily driven by operational efficiencies, overall lower raw material cost and lapping plant maintenance in North America from the prior year, partially offset by higher operating costs as a result of the temporary manufacturing interruption in Argentina.  Operating expenses for the second quarter of 2017 increased to $157 million from $144 million last year. This increase was primarily driven by the incremental operating expenses of acquired operations. Operating expenses, as a percentage of gross profit, were 42 percent for the second quarter of 2017 as compared to 41 percent a year ago.

Cost of sales for the six months ended June 30, 2017 increased 3 percent to $2.19 billion from $2.12 billion a year ago. This increase was primarily driven by an increase of 3 percent in net sales volume. Our gross profit margin was 25 percent for the six months ended June 30, 2017, which was flat compared to last year. The gross profit margin remained flat due to higher operating costs as a result of the temporary manufacturing interruption in Argentina offset by overall lower raw material cost and operational efficiencies in North America.  Operating expenses for the six months ended June 30, 2017 increased to $306 million from $282 million last year. This increase was primarily driven by the incremental operating expenses of acquired operations. Operating expenses, as a percentage of gross profit, were 42 percent for the second quarter of 2017 as compared to 41 percent a year ago.

Operating Income. Second quarter of 2017 operating income increased 7 percent to $211 million from $198 million a year ago.  Operating income for the second quarter of 2017 includes pre-tax net restructuring costs of $6 million consisting of $6 million of employee-related severance and other costs associated with our restructuring effort in Argentina, $1 million of other restructuring costs associated with a Finance Transformation initiative in North America, and a $1 million reduction in employee-related severance costs related to refinement of estimates for prior year restructuring activities.  Additionally, the second quarter results include $4 million of costs primarily associated with the TIC Gums inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules. Operating income for the second quarter of 2016 includes pre-tax costs of $13 million consisting of employee-related severance and other costs associated with the execution of IT outsourcing contracts, employee-related severance costs associated with our optimization initiative in South America, and costs attributable to the 2015 Port Colborne plant sale. Without the restructuring and acquisition-related charges, our second quarter of 2017 operating income would have grown 5 percent from the second quarter of 2016.  The increase primarily reflects operating income growth in North America, offset by an operating income decrease in South America.  Currency translation had a net favorable impact of $1 million, reflecting stronger South American currencies that offset the weakening Canadian Dollar and British Pound Sterling.

Operating income for the six months ended June 30, 2017 increased 2 percent to $406 million from $398 million for the six months ended June 30, 2016.  Operating income for the six months ended June 30, 2017 includes pre-tax net restructuring costs of $16 million consisting of $17 million of employee-related severance and other costs associated with our restructuring effort in Argentina, $1 million of other restructuring costs associated with a Finance Transformation initiative in North America, and a $2 million reduction in employee-related severance costs related to refinement of estimates for prior year restructuring activities.  Additionally, the six month results include $9 million of costs primarily associated with the TIC Gums inventory that was adjusted to fair value at the acquisition date, and $2 million of costs associated with the integration of acquired operations.  Operating income for the six months ended June 30, 2016 includes pre-tax costs of $13 million consisting of employee-related severance and other costs associated with the execution of IT outsourcing contracts, employee-related severance costs associated with our optimization initiative in South America, and costs attributable to the Port Colborne plant sale.  Additionally, it includes pre-tax costs of $1 million associated with the integration of acquired operations. Without the restructuring and acquisition-related charges, our operating income for the first six months of 2017 would have grown 5 percent from the prior year period.  The increase primarily reflects operating income growth in North America, offset by an operating income decrease in South America.  Currency translation had a net favorable impact of $5 million, reflecting stronger South American currencies that offset the weakening British Pound Sterling.

North America’s second quarter 2017 operating income increased 13 percent to $181 million from $160 million a year ago.  This increase was primarily driven by net margin improvement from favorable raw material costs and operational efficiencies, in addition to net sales volume growth from the acquisition of TIC Gums. North America’s operating income for the six months ended June 30, 2017 increased 10 percent to $341 million from $309 million for the six months ended June 30, 2016.  This increase was primarily driven by net margin improvement from favorable raw material costs and operational efficiencies, in addition to net sales organic and acquisition-related volume growth compared to the prior period.

South America’s second quarter 2017 operating income decreased 71 percent to $4 million from $14 million a year ago.  This decrease was primarily driven by difficult macroeconomic conditions in the region, interruption of manufacturing activities in Argentina and the resulting temporary higher operating costs, and unfavorable price/product mix.  These operating income decreases were partially offset by favorable raw material costs.  Currency translation had a favorable impact of $3 million in the segment, primarily reflecting the effect of a stronger Argentine Peso and Brazilian Real during the period.  South America’s operating income for the six months ended June 30, 2017 decreased 44 percent to $18 million from $32 million for the six months ended June 30, 2016. This decrease was primarily driven by higher operating costs incurred in Argentina and unfavorable raw material costs, offset by a $6 million favorable currency translation impact reflecting the effect of a stronger Brazilian Real during the period.

Asia Pacific’s second quarter 2017 operating income decreased 3 percent to $29 million from $30 million a year ago. This decrease was primarily driven by a decrease in price/product mix due to core customer mix diversification, partially offset by volume growth, and favorable raw material costs. Asia Pacific’s operating income for the six months ended June 30, 2017 increased 2 percent to $59 million from $58 million for the six months ended June 30, 2016. This increase was driven by volume growth and margin expansion due to lower raw material prices and operational efficiencies, offset by a decrease in price/product mix due to core customer mix diversification.

EMEA’s second quarter 2017 operating income was flat to a year ago at $29 million. The improvement in price/product mix during the period was offset by unfavorable raw material costs and unfavorable currency translation of $1 million reflecting a weaker British Pound Sterling. EMEA’s operating income for the six months ended June 30, 2017 increased 4 percent to $57 million from $55 million for the six months ended June 30, 2016. This increase was primarily driven by improvement in price/product mix and volume growth, partially offset by unfavorable raw material costs and unfavorable currency translation of $2 million primarily reflecting a weaker British Pound Sterling.

Financing Costs, net.  Financing costs for the second quarter of 2017 increased to $20 million from $19 million in the prior-year period.  This increase was primarily driven by higher weighted average short-term borrowing costs and an increase in short-term borrowings.

Financing costs for the six months ended June 30, 2017 increased to $41 million from $33 million for the six months ended June 30, 2016.  This increase was due to higher weighted average short-term borrowing costs.  Additionally, an increase in foreign currency transaction losses contributed to the increase.

Provision for Income Taxes.  Our effective income tax rate for the second quarter of 2017 decreased to 30.4 percent from 32.8 percent a year ago. The effective income tax rate for the six months ended June 30, 2017 was 28.8 percent compared to 30.6 percent a year ago.

We use the U.S. Dollar as the functional currency for our subsidiaries in Mexico. In the three and six months ended June 30, 2017, the effective tax rate was reduced by 0.9 percent and 2.0 percent, respectively, due to the revaluation of the Mexican Peso versus the U.S. Dollar.

In addition, we increased the valuation allowance on the net deferred tax assets of a foreign subsidiary. As a result, in the three and six months ended June 30, 2017, the effective tax rate was increased by 2.8 percent and 1.7 percent, respectively.

The above discrete tax items were offset by individually insignificant discrete items. Without these items, the rate for both the three and six months ended June 30, 2017 would have been approximately 29.0 percent.

Our effective income tax rate for the three and six months ended June 30, 2016 was increased by 5.2 percent and 2.6 percent, respectively, due to the devaluation of the Mexican Peso versus the U.S. Dollar. The impact of the Mexican Peso was offset by individually insignificant discrete items. Without these items, the rate for both the three and six months ended June 30, 2016 would have been approximately 29.0 percent.

We have been pursuing relief from double taxation under the U.S. and Canadian tax treaty for the years 2007-2013.  During the fourth quarter of 2016, a tentative settlement was reached between the U.S. and Canada and, consequently, we established a net reserve of $24 million, including interest thereon, recorded as a $70 million liability and a $46 million benefit.  Recently, the two countries have provided us with additional details of their settlement, including details about a payment to be made from our Canadian affiliate.  As a result, we now believe that the settlement will create a tax-deductible, foreign exchange loss in the U.S. for tax purposes.  Therefore, we anticipate a reduction of tax expense between $13 million and $14 million will be recorded in the third quarter of 2017.  We do not expect an impact to income before income taxes.

Comprehensive Income Attributable to Ingredion. We recorded comprehensive income of $124 million for the second quarter of 2017, as compared to comprehensive income of $155 million a year ago. The decrease reflects unfavorable variances due to gains resulting from cash-flow hedging activities and unfavorable currency translation adjustments, offset by an increase in net income.

Comprehensive income for the six months ended June 30, 2017 decreased to $296 million from $321 million for the six months ended June 30, 2016. This decrease reflects gains resulting from cash-flow hedging activities and unfavorable currency translation adjustments, offset by an increase in net income for the period.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2017 was $302 million, as compared to $266 million a year ago.  The increase in operating cash flow primarily reflects an increase in net income and improvement in working capital.

Capital expenditures of $144 million for the six months ended June 30, 2017 are in line with our capital spending plan for the year. We anticipate that our capital expenditures will be approximately $300 million to $325 million for 2017.  During the first quarter of 2017, we repurchased approximately 1 million shares of our common stock in open market transactions for $123 million.

 As of June 30, 2017, there were borrowings of $186 million outstanding under the Revolving Credit Agreement, as compared to no borrowings outstanding as of December 31, 2016.  In addition to borrowing availability under our Revolving Credit Agreement, we have approximately $440 million of unused operating lines of credit in the various foreign countries in which we operate.

As of June 30, 2017, we had total debt outstanding of $1,954 million, compared to $1,956 million at December 31, 2016.  As of June 30, 2017 our total debt consists of the following:

As of
(in millions)	June 30, 2017
3.2% senior notes due October 1, 2026	$496
4.625% senior notes due November 1, 2020	398
1.8% senior notes due September 25, 2017	300
6.625% senior notes due April 15, 2037	254
5.62% senior notes due March 25, 2020	200
Revolving credit facility	186
Fair value adjustment related to hedged fixed rate debt instruments	4
Long-term debt	$1,838
Short-term borrowings	116
Total debt	$1,954

The weighted average interest rate on our total indebtedness was approximately 4.3 percent for the six months ended June 30, 2017, compared to 3.9 percent in the comparable prior-year period.

As noted above, as of June 30, 2017, we have $300 million of 1.8 percent senior notes that mature on September 25, 2017.  These borrowings are included in long-term debt in our Condensed Consolidated Balance Sheet as we have the ability and intent to refinance them on a long-term basis prior to the maturity date. We refinanced $200 million of senior notes during the second quarter of 2017 through use of the revolving credit facility.

On May 17, 2017, our Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock.  This dividend was paid on July 25, 2017 to stockholders of record at the close of business on June 30, 2017.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.  We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.  Approximately $445 million of the total $454 million of cash and cash equivalents and short-term investments at June 30, 2017 was held by our operations outside of the U.S.  We expect that available cash balances and credit facilities in the U.S., along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

Hedging

We are exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates.  In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties.  Our hedging transactions may include, but are not limited to, a variety of derivative financial instruments such as commodity-related futures, options and swap contracts, forward currency-related contracts and options, interest rate swap agreements and treasury lock agreements (“T-Locks”).  See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process.  We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following twelve to twenty-four months, in order to hedge price risk associated with fluctuations in market prices.  We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol.  We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales.  Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”).  At June 30, 2017, our accumulated other comprehensive loss account (“AOCI”) included $7 million of gains, net of income taxes of $2 million, related to these derivative instruments.  It is anticipated that these gains will be reclassified into earnings during the next twelve months.  We expect the gains to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates.  As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to U.S. Dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.  We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk.  At June 30, 2017, we had foreign currency forward sales contracts that are designated as fair value hedges with an aggregate notional amount of $464 million and foreign currency forward purchase contracts with an aggregate notional amount of $227 million that hedged transactional exposures.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges.  At June 30, 2017, AOCI included $2 million of losses, net of income taxes, relating to these hedges.

We have significant operations in Argentina.  We utilize the official exchange rate published by the Argentine government for re-measurement purposes.  Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine Pesos to U.S. Dollars at rates less favorable than the official rate, although the difference in rates has decreased from past levels.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions.  We did not have any T-Locks outstanding as of June 30, 2017.

As of June 30, 2017, AOCI included $3 million of losses (net of income taxes of $2 million) related to settled T-Locks.  These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.  It is anticipated that $1 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next twelve months.

As of June 30, 2017, we have interest rate swap agreements that effectively convert the interest rates on our $300 million of 1.8 percent senior notes due September 25, 2017 and on $200 million of our $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates.  These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. Dollar LIBOR rate plus a spread.  We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges.  The fair value of these interest rate swap agreements was $4 million at June 30, 2017 and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K.  There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2017.

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

These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “assume”, “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook,” “propels,” “opportunities,” “potential” or other similar expressions or the negative thereof. All statements other than statements of historical facts are “forward-looking statements.”

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, continuation or worsening of the current economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food and beverage, paper, corrugated and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas, tariffs, duties, taxes and income tax rates, particularly United States tax reform; operating difficulties; availability of raw materials, including potato starch, tapioca, gum arabic, and the specific varieties of corn upon which our products are based; our ability to develop new products and services at a rate or of a quality sufficient to meet expectations; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.  Factors relating to the acquisition of TIC Gums that could cause actual results and developments to differ from expectations include:  the anticipated benefits of the acquisition, including synergies, may not be realized; and the integration of TIC Gum’s operations with those of Ingredion may be materially delayed or may be more costly or difficult than expected.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 50 to 51 in our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies.  There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2016 to June 30, 2017.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In the fourth quarter of 2016, we acquired Shandong Huanong Specialty Corn Development Co., Ltd. in Pingyuan County, Shandong Province, China (“Shandong Huanong”) and TIC Gums Incorporated (“TIC Gums”).  In the first quarter of 2017, we acquired Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand.   We are currently in the process of evaluating and integrating the acquired operations, processes and internal controls.  See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the acquisitions.  There have been no other changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are a party to a large number of labor claims relating to our Brazilian operations.  We have reserved an aggregate of approximately $5 million as of June 30, 2017 in respect of these claims.  These labor claims primarily relate to dismissals, severance, health and safety, work schedules and salary adjustments.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares that may yet
	Number	Price	part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at end of period
April 1 – April 30, 2017	—	—	—	3,702 shares
May 1 – May 31, 2017	—	—	—	3,702 shares
June 1 – June 30, 2017	—	—	—	3,702 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019.  At June 30, 2017, we have 3.7 million shares available for repurchase under the stock repurchase program.

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

INGREDION INCORPORATED

DATE:	August 2, 2017	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	August 2, 2017	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller

EXHIBIT INDEX

Number	Description of Exhibit

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.