Form 10-Q
period 2017-09-30
Ingredion Inc
filed 2017-11-03
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 31, 2017
Common Stock, $.01 par value	71,865,000 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Net sales before shipping and handling costs	$1,574	$1,569	$4,653	$4,537
Less: shipping and handling costs	89	80	258	233
Net sales	1,485	1,489	4,395	4,304
Cost of sales	1,097	1,120	3,282	3,241
Gross profit	388	369	1,113	1,063

Operating expenses	152	149	458	431
Other income, net	(4)	(3)	(7)	(2)
Restructuring/impairment charges	7	2	23	15

Operating income	233	221	639	619

Financing costs, net	16	15	57	48

Income before income taxes	217	206	582	571
Provision for income taxes	48	60	153	172
Net income	169	146	429	399
Less: Net income attributable to non-controlling interests	3	3	9	8
Net income attributable to Ingredion	$166	$143	$420	$391

Weighted average common shares outstanding:
Basic	71.9	72.5	72.0	72.2
Diluted	73.3	74.3	73.4	74.0

Earnings per common share of Ingredion:
Basic	$2.31	$1.98	$5.83	$5.42
Diluted	$2.26	$1.93	$5.72	$5.29

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net income	$169	$146	$429	$399
Other comprehensive income:
Losses on cash-flow hedges, net of income tax effect of $6, $9, $2, and $9, respectively	(10)	(18)	(2)	(15)
Losses on cash-flow hedges reclassified to earnings, net of income tax effect of $1, $2, $- and $9, respectively	—	4	1	18
Actuarial gains (losses) on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $-, $-, $- and $1, respectively	—	—	1	(4)
(Gains) losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect	—	—	(1)	1
Unrealized gains on investments, net of income tax effect	—	—	1	—
Currency translation adjustment	30	9	62	68
Comprehensive income	189	141	491	467
Less: Comprehensive income attributable to non-controlling interests	3	3	9	8
Comprehensive income attributable to Ingredion	$186	$138	$482	$459

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except share and per share amounts)	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$491	$512
Short-term investments	14	4
Accounts receivable, net	901	923
Inventories	825	789
Prepaid expenses	35	24
Total current assets	2,266	2,252
Property, plant and equipment, net of accumulated depreciation of $2,980 and $2,826, respectively	2,186	2,116
Goodwill	803	784
Other intangible assets, net of accumulated amortization of $130 and $106, respectively	499	502
Deferred income tax assets	7	7
Other assets	132	121
Total assets	$5,893	$5,782

Liabilities and equity
Current liabilities:
Short-term borrowings	$153	$106
Accounts payable and accrued liabilities	787	872
Total current liabilities	940	978

Non-current liabilities	180	158
Long-term debt	1,731	1,850
Deferred income tax liabilities	154	171
Share-based payments subject to redemption	30	30

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	1,140	1,149
Less: Treasury stock (common stock: 5,964,226 and 5,396,526 shares at September 30, 2017 and December 31, 2016, respectively) at cost	(504)	(413)
Accumulated other comprehensive loss	(1,009)	(1,071)
Retained earnings	3,203	2,899
Total Ingredion stockholders’ equity	2,831	2,565
Non-controlling interests	27	30
Total equity	2,858	2,595
Total liabilities and equity	$5,893	$5,782

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2016	$1	$1,149	$(413)	$(1,071)	$2,899	$30	$30
Net income attributable to Ingredion					420
Net income attributable to non-controlling interests						9
Dividends declared					(116)	(12)
Repurchases of common stock			(123)
Share-based compensation, net of issuance		(9)	32				—
Other comprehensive income				62
Balance, September 30, 2017	$1	$1,140	$(504)	$(1,009)	$3,203	$27	$30

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2015	$1	$1,160	$(467)	$(1,102)	$2,552	$36	$24
Net income attributable to Ingredion					391
Net income attributable to non-controlling interests						8
Dividends declared					(101)	(6)
Share-based compensation, net of issuance		(14)	53				3
Other comprehensive income				78		(10)
Balance, September 30, 2016	$1	$1,146	$(414)	$(1,024)	$2,842	$28	$27

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Cash provided by operating activities
Net income	$429	$399
Non-cash charges to net income:
Depreciation and amortization	156	146
Charge for fair value markup of acquired inventory	9	—
Other	54	59
Changes in working capital:
Accounts receivable and prepaid expenses	15	(56)
Inventories	(33)	(8)
Accounts payable and accrued liabilities	(92)	18
Decrease in margin accounts	10	1
Other	(24)	(17)
Cash provided by operating activities	524	542

Cash used for investing activities
Capital expenditures, net of proceeds on disposals	(222)	(197)
Short-term investments	(9)	(7)
Payments for acquisitions	(13)	—
Cash used for investing activities	(244)	(204)

Cash used for financing activities
Proceeds from borrowings	1,085	793
Payments on debt	(1,164)	(742)
Debt issuance costs	—	(4)
(Repurchase) issuance of common stock, net	(120)	21
Dividends paid (including to non-controlling interests)	(120)	(103)
Cash used for financing activities	(319)	(35)

Effects of foreign exchange rate changes on cash	18	14

(Decrease) increase in cash and cash equivalents	(21)	317

Cash and cash equivalents, beginning of period	512	434

Cash and cash equivalents, end of period	$491	$751

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

The unaudited Condensed Consolidated Financial Statements included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2016 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2017 and 2016, and the financial position of the Company as of September 30, 2017. The results for the interim periods are not necessarily indicative of the results expected for the full years.

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

New Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB has also issued additional ASUs to provide further updates and clarification to this Update, including ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We plan to adopt the standard as of the effective date. The standard will allow various transition approaches upon adoption. We plan to use the modified retrospective approach for the transition to the new standard. Based on the analysis performed by the Company to date, our assessment is that the adoption of the guidance in this Update is not expected to have a material impact on the Company’s revenue recognition timing or amounts, as we have not identified any changes to the recognition of revenue for existing customer contracts.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This Update increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet for leases longer than 12 months and disclosing key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. This Update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We currently plan to adopt the standard as of the effective date. Adoption will require a modified retrospective approach for the transition. We expect the adoption of the guidance in this Update to have a material impact on our Consolidated Balance Sheet as operating leases will be recognized both as assets and liabilities on the Consolidated Balance Sheet. We are in the process of quantifying the magnitude of these changes and assessing the implementation approach for accounting for these changes.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This Update requires an entity to change the classification of the net periodic benefit cost for pension and postretirement plans within the statement of income by eliminating the ability to net all of the components of the costs together within operating income. The Update will require the service cost component to continue to be presented within operating income, classified within either cost of sales or operating expenses depending on the employees covered within the plan. The remaining components of the net periodic benefit cost, however, must be presented in the statement of income as a non-operating income (loss) below operating income. The Update is effective for annual periods beginning after December 15, 2017, with early adoption permitted only within the first interim period for public entities. We plan to adopt this Update in 2018. When adopted, the new guidance must be applied retrospectively for all income statement periods presented. The Update will reduce the Company’s operating income and will require a new financial statement line item below operating income within the Condensed Consolidated Statements of Income for the non-operating income (loss) components. Net income within the Condensed Consolidated Statements of Income will not change upon adoption of the Update.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update modifies accounting guidance for hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess ineffectiveness. The intent is to simplify the application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We are in the process of assessing the effects of these updates including potential changes to existing hedging arrangement, as well as the implementation approach for accounting for these changes.

3.      Acquisitions

On March 9, 2017, the Company completed its acquisition of Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand for $18 million. Upon closing, the Company paid $13 million in cash and recorded $5 million in accrued liabilities for deferred payments due to the previous owner. The Company funded the acquisition primarily with cash on hand. The acquisition of Sun Flour adds a fourth manufacturing facility to our operations in Thailand. Sun Flour produces rice-based ingredients used primarily in the food industry. The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the Asia Pacific business segment.

On December 29, 2016, the Company completed its acquisition of TIC Gums Incorporated (“TIC Gums”), a privately held, U.S.-based company that provides advanced texture systems to the food and beverage industry, for $396 million, net of cash acquired. The acquisition adds a manufacturing facility in both the U.S. and China. The Company funded the acquisition with proceeds from borrowings under its revolving credit agreement. The results of the acquired operations are included in the Company’s consolidated results from the respective acquisition dates forward within the North America and Asia Pacific business segments.

On November 29, 2016, the Company completed its acquisition of Shandong Huanong Specialty Corn Development Co., Ltd. (“Shandong Huanong”) in China for $12 million in cash. The Company funded the acquisition primarily with cash on hand. The acquisition of Shandong Huanong, located in Shandong Province, adds second manufacturing facility to our operations in China. It produces starch raw material for our plant in Shanghai, which makes value-added ingredients for the food industry. The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the Asia Pacific business segment.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The assets acquired and liabilities assumed for each acquisition in the transactions are generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisitions were expensed as incurred.

The purchase accounting for TIC Gums is still open, pending finalization of goodwill and taxes. All of the recorded assets and liabilities, including working capital, property, plant and equipment (“PP&E”), goodwill, and intangibles, are open for performing purchase accounting adjustments for Sun Flour. Purchase accounting adjustments for Shandong Huanong remain open to finalize the valuation of intangible assets.

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

The identifiable intangible assets for the acquisition of TIC Gums included items such as customer relationships, trade names, and proprietary technology. The fair values of these intangible assets were determined to be Level 3 under the fair value hierarchy. Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for fair value estimates to be made in situations in which there is little, if any, market activity for an asset or liability at the measurement date. The following table presents the fair values, valuation techniques, and estimated remaining useful life at the acquisition date for these Level 3 measurements (dollars in millions):

			Estimated
	Fair Value	Valuation Technique	Useful Life
Customer relationships	$94	Multi-period excess earnings method	20 years
Trade names	35	Relief-from-royalty method	Indefinite
Proprietary technology	4	Relief-from-royalty method	8 years

The acquisitions of Sun Flour and Shandong Huanong added $21 million to goodwill and identifiable intangible assets and $9 million to net tangible assets as of their respective acquisition dates.

Included in the results of the acquired businesses for the nine months ended September 30, 2017 was an increase in cost of sales of $9 million relating to the sale of inventory that was adjusted to fair value at the acquisition dates for each acquired business in accordance with business combination accounting rules. The fair value adjustments for the three months ended September 30, 2017 had no effect on cost of sales.

Pro-forma results of operations for the acquisitions made in 2017 and 2016 have not been presented as the effect of each acquisition individually and in aggregate would not be material to the Company’s results of operations for any periods presented.

The Company incurred $1 million and $3 million of pre-tax acquisition and integration costs for the three and nine months ended September 30, 2017, respectively, associated with its recent acquisitions. In 2016, the Company incurred $2 million of pre-tax acquisition and integration costs for the nine months ended September 30, 2016 associated with the 2015 acquisitions of Kerr Concentrates, Inc. and Penford Corporation. Pre-tax acquisition and integration costs incurred for the three months ended September 30, 2016 were not significant.

4.      Impairment and Restructuring Charges

For the three and nine months ended September 30, 2017, the Company recorded $7 million and $23 million, respectively, of pre-tax restructuring charges. During the first quarter of 2017, the Company implemented an organizational restructuring effort in Argentina in order to achieve a more competitive cost position. The Company notified the local labor union of a planned reduction in workforce, which resulted in a strike by the labor union and an interruption of manufacturing activities during the second quarter of 2017. The Company finalized a new labor agreement with the labor union in the second quarter, ending the strike on June 1, 2017. For the nine months ended September 30, 2017, the Company recorded total pre-tax restructuring-related charges in Argentina of $17 million for employee-related severance and other costs. No additional charges were recorded for the three months ended September 30, 2017.

During the second quarter of 2017, the Company announced a Finance Transformation initiative in North America for the U.S. and Canada businesses to strengthen organizational capabilities and drive efficiencies to support the growth strategy of the Company. For the three and nine months ended September 30, 2017, the Company recorded pre-tax restructuring charges of $4 million ($3 million of severance costs and $1 million of other costs) and $5 million ($3 million of severance costs and $2 million of other costs), respectively, related to this initiative. The Company expects to incur between $3 million and $5 million of employee-related severance and other costs in the fourth quarter of 2017 and between $1 million and $2 million in 2018 related to this initiative.

Additionally, for the three months ended September 30, 2017, the Company recorded $3 million of other pre-tax restructuring costs including employee-related severance costs in North America. For the nine months ended September 30, 2017, the Company recorded $1 million of other pre-tax restructuring charges including other employee-related severance costs in North America and a refinement of estimates for prior year restructuring activities.

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

    A summary of the Company’s severance accrual as of September 30, 2017 is as follows (in millions):

Balance in severance accrual as of December 31, 2016	$7
Restructuring charge for employee-related severance costs:
Argentina	15
North America Finance Transformation	3
Other	2
Prior year restructuring activities	(2)
Payments made to terminated employees	(14)
Balance in severance accrual as of September 30, 2017	$11

Of the $11 million severance accrual as of September 30, 2017, $9 million is expected to be paid in the next 12 months.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net sales to unaffiliated customers:
North America	$903	$899	$2,689	$2,634
South America	257	276	740	731
Asia Pacific	189	185	555	534
EMEA	136	129	411	405
Total	$1,485	$1,489	$4,395	$4,304

Operating income:
North America	$179	$164	$520	$474
South America	26	27	44	59
Asia Pacific	29	29	88	87
EMEA	26	25	83	80
Corporate	(19)	(22)	(61)	(64)
Subtotal	241	223	674	636
Restructuring charges	(7)	(2)	(23)	(15)
Acquisition/integration costs	(1)	—	(3)	(2)
Charge for fair value markup of acquired inventory	—	—	(9)	—
Total	$233	$221	$639	$619

	As of	As of
(in millions)	September 30, 2017	December 31, 2016
Total assets
North America	$3,699	$3,796
South America	877	809
Asia Pacific	796	697
EMEA	521	480
Total	$5,893	$5,782

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

Commodity price hedging: The Company’s principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next 12 to 24 months. To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock-in its corn costs associated with firm-priced customer sales contracts. The Company uses over-the-counter natural gas swaps to hedge a portion of its natural gas usage in North America. These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash-flow hedges. The Company also enters into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol. Unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”). These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective. The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. The amounts representing the ineffectiveness of these cash-flow hedges are not significant.

At September 30, 2017, AOCI included $5 million of losses (net of income taxes of $4 million), pertaining to commodities-related derivative instruments designated as cash-flow hedges. At December 31, 2016, the amount included in AOCI pertaining to these commodities-related derivative instruments designated as cash-flow hedges was not significant.

Interest rate hedging: Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of interest rate swaps and T-Locks. The Company has interest rate swap agreements that effectively convert the interest rates on $200 million of its $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR rate plus a spread. The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair-value hedges. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gain or loss (the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (the hedged risk), which is also recognized in earnings. The fair value of these interest rate swap agreements at September 30, 2017 and December 31, 2016 was  $3 million and $3 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations. The Company did not have any T-Locks outstanding at September 30, 2017 or December 31, 2016.

At September 30, 2017, AOCI included $3 million of losses (net of income taxes of $2 million), related to settled T-Locks. At December 31, 2016, AOCI included $4 million of losses (net of income taxes of $2 million), related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging: Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued. The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk. At September 30, 2017, the Company had foreign currency forward sales contracts that are designated as fair value hedges with an aggregate notional amount of $447 million and foreign currency forward purchase contracts with an aggregate notional amount of $173 million that hedged transactional exposures. At December 31, 2016, the Company had foreign currency forward sales contracts with an aggregate notional amount of $432 million and foreign currency forward purchase contracts with an aggregate notional amount of $227 million that hedged transactional exposures.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. At September 30, 2017, AOCI included an insignificant amount of losses relating to these hedges. At December 31, 2016, AOCI included $3 million of losses, net of tax, relating to these hedges.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments
		Fair Value			Fair Value
Derivatives designated as		As of	As of		As of	As of
hedging instruments:	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in millions)	Location	2017	2016	Location	2017	2016

Commodity and foreign currency	Accounts receivable, net	$14	$31	Accounts payable and accrued liabilities	$28	$25

Commodity, foreign currency, and interest rate contracts	Other assets	7	8	Non-current liabilities	7	2

Total		$21	$39		$35	$27

At September 30, 2017, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 65 million bushels of corn and 20 million pounds of soybean oil. The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales. The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 21 million mmbtu’s of natural gas at September 30, 2017. Additionally at September 30, 2017, the Company had outstanding ethanol futures contracts that hedged the forecasted sale of approximately 8 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below:

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Three Months Ended	Three Months Ended	AOCI	Three Months Ended	Three Months Ended
(in millions, pre-tax)	September 30, 2017	September 30, 2016	into Income	September 30, 2017	September 30, 2016
Commodity contracts	$(18)	$(27)	Cost of sales	$—	$(5)
Foreign currency contracts	2	—	Net sales/Cost of sales	1	—
Interest rate contracts	—	—	Financing costs, net	—	(1)
Total	$(16)	$(27)		$1	$(6)

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Nine Months Ended	Nine Months Ended	AOCI	Nine Months Ended	Nine Months Ended
(in millions, pre-tax)	September 30, 2017	September 30, 2016	into Income	September 30, 2017	September 30, 2016
Commodity contracts	$(7)	$(25)	Cost of sales	$(1)	$(25)
Foreign currency contracts	3	1	Net sales/Cost of sales	1	(1)
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(4)	$(24)		$(1)	$(27)

At September 30, 2017, AOCI included $5 million of losses (net of income taxes of $3 million) on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next 12 months. The Company expects the losses to be offset by changes in the underlying commodities costs. The Company also has $1 million of losses on settled T-Locks (net of income taxes of $1 million) recorded in AOCI at September 30, 2017, which are expected to be reclassified into earnings during the next 12 months. Additionally, at September 30, 2017, AOCI included an insignificant amount of losses related to foreign currency hedges that are expected to be reclassified into earnings during the next 12 months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of September 30, 2017				As of December 31, 2016
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c )	Total	Level 1 (a)	Level 2 (b)	Level 3 (c )
Available for sale securities	$9	$9	$—	$—	$7	$7	$—	$—
Derivative assets	21	4	17	—	39	6	33	—
Derivative liabilities	35	9	26	—	27	11	16	—
Long-term debt	1,832	—	1,832	—	1,929	—	1,929	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. At September 30, 2017, the carrying value and fair value of the Company’s long-term debt were $1,731 million and $1,832 million, respectively.

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

The Company granted non-qualified options to purchase 278 thousand shares and 329 thousand shares during the nine months ended September 30, 2017 and 2016, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the nine months ended September 30, 2017 was as follows:

		Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price per	Contractual	Value
	(in thousands)	Share	Term (Years)	(in millions)
Outstanding as of December 31, 2016	2,281	$61.39	5.93	$145
Granted	278	117.65
Exercised	(299)	46.10
Cancelled	(21)	87.50
Outstanding as of September 30, 2017	2,239	$70.17	5.94	$113
Exercisable as of September 30, 2017	1,671	$58.04	5.33	$105

For the nine months ended September 30, 2017, cash received from the exercise of stock options was $14 million. At September 30, 2017, the total remaining unrecognized compensation cost related to stock options was $5 million, which will be amortized over a weighted average period of approximately 1.4 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share)	2017	2016	2017	2016
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$23.90	$18.73
Total intrinsic value of stock options exercised	11	21	23	45

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

The following table summarizes RSU activity for the nine months ended September 30, 2017:

		Weighted
		Average
	Number of	Fair Value
(RSUs in thousands)	RSUs	per Share
Non-vested as of December 31, 2016	429	$81.04
Granted	121	119.24
Vested	(148)	64.94
Cancelled	(13)	93.70
Non-vested as of September 30, 2017	389	$99.77

At September 30, 2017, the total remaining unrecognized compensation cost related to RSUs was $17 million, which will be amortized over a weighted average period of approximately 1.8 years.

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

For the nine months ended September 30, 2017, the Company awarded 38 thousand share units at a weighted average fair value of $114.08 per share unit.

The 2014 performance share award vested in the first quarter of 2017, achieving a 200 percent pay out of the grant, or 115 thousand total vested shares. There were no performance share cancellations during the nine months ended September 30, 2017.

As of September 30, 2017, the unrecognized compensation cost related to these awards was $4 million, which will be amortized over the remaining requisite service periods of 1.8 years.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Stock options:
Pre-tax compensation expense	$2	$2	$6	$7
Income tax benefit	(1)	(1)	(2)	(3)
Stock option expense, net of income taxes	1	1	4	4

RSUs:
Pre-tax compensation expense	4	3	10	9
Income tax benefit	(2)	(1)	(4)	(3)
RSUs, net of income taxes	2	2	6	6

Performance shares and other share-based awards:
Pre-tax compensation expense	1	2	4	5
Income tax benefit	(1)	(1)	(2)	(2)
Performance shares and other share-based compensation expense, net of income taxes	—	1	2	3

Total share-based compensation:
Pre-tax compensation expense	7	7	20	21
Income tax benefit	(4)	(3)	(8)	(8)
Total share-based compensation expense, net of income taxes	$3	$4	$12	$13

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

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$1	$2	$1	$1	$4	$5	$3	$2
Interest cost	3	3	3	3	9	10	8	8
Expected return on plan assets	(5)	(5)	(3)	(3)	(15)	(15)	(8)	(8)
Amortization of actuarial loss	—	—	—	—	—	—	1	1
Settlement loss	—	—	—	—	—	—	—	2
Net periodic benefit cost	$(1)	$—	$1	$1	$(2)	$—	$4	$5

The Company currently anticipates that it will make approximately $5 million in cash contributions to its pension plans in 2017, consisting of $4 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the nine months ended September 30, 2017, cash contributions of approximately $3 million were made to the non-U.S. plans and $1 million to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Service cost	$1	$—	$1	$1
Interest cost	—	1	2	2
Amortization of prior service credit	—	(1)	(2)	(3)
Net periodic benefit cost	$1	$—	$1	$—

9.      Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Net Income			Net Income
	Available	Weighted	Per Share	Available	Weighted	Per Share
(in millions, except per share amounts)	to Ingredion	Average Shares	Amount	to Ingredion	Average Shares	Amount

Basic EPS	$166	71.9	$2.31	$143	72.5	$1.98

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.4			1.8

Diluted EPS	$166	73.3	$2.26	$143	74.3	$1.93

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Net Income			Net Income
	Available	Weighted	Per Share	Available	Weighted	Per Share
(in millions, except per share amounts)	to Ingredion	Average Shares	Amount	to Ingredion	Average Shares	Amount

Basic EPS	$420	72.0	$5.83	$391	72.2	$5.42

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.4			1.8

Diluted EPS	$420	73.4	$5.72	$391	74.0	$5.29

For the three and nine months ended September 30, 2017,  approximately 0.3 million and 0.3 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive. For both the three and nine months ended September 30, 2016, the number of share-based awards of common stock excluded from the calculation of diluted EPS was not material.

10.     Inventories

Inventories are summarized as follows:

	As of September 30,	As of December 31,
(in millions)	2017	2016
Finished and in process	$497	$478
Raw materials	274	260
Manufacturing supplies and other	54	51
Total inventories	$825	$789

11.     Debt

As of September 30, 2017 and December 31, 2016, the Company’s total debt consisted of the following:

	As of September 30,	As of December 31,
(in millions)	2017	2016
3.2% senior notes due October 1, 2026	$496	$496
4.625% senior notes due November 1, 2020	398	398
1.8% senior notes due September 25, 2017	—	299
6.625% senior notes due April 15, 2037	254	254
6.0% senior notes due April 15, 2017	—	200
5.62% senior notes due March 25, 2020	200	200
Term loan credit agreement due April 25, 2019	380	—
Revolving credit facility	—	—
Fair value adjustment related to hedged fixed rate debt instruments	3	3
Long-term debt	$1,731	$1,850
Short-term borrowings	153	106
Total debt	$1,884	$1,956

The $200 million of 6.0 percent senior notes due April 15, 2017 were refinanced with borrowings under the revolving credit facility in April 2017.

On August 18, 2017, the Company entered into a new Term Loan Credit Agreement (“Term Loan”) to establish a senior unsecured term loan credit facility. Under the Term Loan, the Company is allowed three borrowings in an amount of up to $500 million total. The Term Loan matures 18 months from the date of the final borrowing. As of September 30, 2017, the Company had initiated two borrowings under the Term Loan totaling $380 million. The proceeds were used to refinance $300 million of 1.8 percent senior notes due September 25, 2017 and pay down borrowings outstanding on the revolving credit facility. On October 25, 2017, the Company initiated its third and final borrowing under the Term Loan of $40 million, bringing the total outstanding Term Loan to $420 million, due April 25, 2019.

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

12.     Accumulated Other Comprehensive Loss

The following is a summary of net changes in accumulated other comprehensive loss by component and net of tax for the three and nine months ended September 30, 2017 and 2016:

		Deferred		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Pension and	Gain	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2016	$(1,008)	$(7)	$(56)	$—	$(1,071)
Other comprehensive income (loss) before reclassification adjustments	62	(4)	1	1	60
Amount reclassified from accumulated OCI	—	1	(1)	—	—
Tax benefit	—	2	—	—	2
Net other comprehensive income (loss)	62	(1)	—	1	62
Balance, September 30, 2017	$(946)	$(8)	$(56)	$1	$(1,009)

		Deferred		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Pension and	Loss	Other
	Translation	on Hedging	Postretirement	on	Comprehensive
(in millions)	Adjustment	Activities	Adjustment	Investment	Loss
Balance, December 31, 2015	$(1,025)	$(29)	$(47)	$(1)	$(1,102)
Other comprehensive income (loss) before reclassification adjustments	78	(24)	(5)	—	49
Amount reclassified from accumulated OCI	—	27	1	—	28
Tax benefit	—	—	1	—	1
Net other comprehensive income (loss)	78	3	(3)	—	78
Balance, September 30, 2016	$(947)	$(26)	$(50)	$(1)	$(1,024)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Amount		Amount
	Reclassified from		Reclassified from
	AOCI		AOCI
	Three Months Ended		Nine Months Ended		Affected Line Item in
Details about AOCI Components	September 30,		September 30,		Condensed Consolidated
(in millions)	2017	2016	2017	2016	Statements of Income
Gains (losses) on cash-flow hedges:
Commodity contracts	$—	$(6)	$(1)	$(25)	Cost of sales
Foreign currency contracts	1	—	1	(1)	Net sales/Cost of sales
Interest rate contracts	—	—	(1)	(1)	Financing costs, net
Gains (losses) related to pension and other postretirement obligations	—	—	1	(1)	(a)
Total before-tax reclassifications	$1	$(6)	$—	$(28)
Tax (provision) benefit	(1)	2	—	9
Total after-tax reclassifications	$—	$(4)	$—	$(19)

(a)	This component is included in the computation of net periodic benefit cost and affects both cost of sales and operating expenses on the Condensed Consolidated Statements of Income.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major supplier of high-quality food and industrial ingredient solutions to customers around the world. We have 44 manufacturing plants located in North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our ingredients are used by customers in the food, beverage, animal feed, paper and corrugating, and brewing industries, among others.

Our Strategic Blueprint continues to guide our decision-making and strategic choices with an emphasis on value-added ingredient solutions for our customers. The foundation of our Strategic Blueprint is operating excellence, which includes our focus on safety, quality and continuous improvement. We see growth opportunities in three areas. First is organic growth as we work to expand our current business. Second, we are focused on broadening our ingredient portfolio with on-trend products through internal and external business development. Finally, we look for growth from geographic expansion as we pursue extension of our reach to new locations. The ultimate goal of these strategies and actions is to deliver increased shareholder value.

We had a solid third quarter and nine months ended September 30, 2017 as operating income, net income and diluted earnings per common share grew from the comparable 2016 periods. Our earnings growth was driven principally by continued strong operating results in our North America segment during the year, and partially offset by lower earnings in our South America segment due to continued difficult macroeconomic conditions and increased costs in Argentina. The Company implemented an organizational restructuring effort in Argentina during the first quarter of 2017 to achieve a more competitive cost position in the region. We notified the local labor union of a planned reduction in workforce, which resulted in a strike by the labor union and an interruption of manufacturing activities during the second quarter of 2017. We finalized a new labor agreement with the labor union in the second quarter, ending the strike on June 1, 2017. The Company recorded total pre-tax employee-related severance and other costs in Argentina of $17 million for the nine months ended September 30, 2017,  related to the workforce reduction. Operating income also grew in our EMEA and Asia Pacific segments.

During the second quarter of 2017, the Company announced a Finance Transformation initiative in the North America for the U.S. and Canada businesses to strengthen organizational capabilities and drive efficiencies to support the growth strategy of the Company. The Company recorded $4 million of employee-related severance and other restructuring costs during the third quarter of 2017 related to this initiative. We expect to incur between $3 million and $5 million of additional employee-related severance and other costs in the fourth quarter of 2017 and between $1 million and $2 million in 2018 related to this initiative.

Our cash provided by operating activities decreased to $524 million for the nine months ended September 30, 2017 from $542 million in the year-earlier period, driven by an increase of cash outflow in working capital primarily due to the outflow in accounts payable and accrued liabilities for the $63 million payment made to the Internal Revenue Service (“IRS”) in the third quarter of 2017 to complete the double taxation settlement between the U.S. and Canada.  This outflow was partially offset by increased earnings in the period. Our cash used for financing activities increased during the nine months ended September 30, 2017, primarily due to the repurchase of approximately one million shares of our common stock in open market transactions for $123 million during the first quarter of 2017. During the second and third quarters, we also refinanced a total of $500 million of senior notes with borrowings under our revolving credit facility and a new term loan entered into during the third quarter.

On March 9, 2017, the Company completed its acquisition of Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand for $18 million. Upon closing, the Company paid $13 million in cash and recorded $5 million in accrued liabilities for deferred payments due to the previous owner. The acquisition of Sun Flour adds a fourth manufacturing facility to our operations in Thailand. Sun Flour produces rice-based ingredients used primarily in the food industry.  This transaction will enhance our global supply chain and leverage other capital investments that we have made in Thailand to grow our specialty ingredients and service customers around the world. The acquisition did not have a material impact on our financial condition, results of operations or cash flows in the third quarter of 2017.

Looking ahead, we anticipate that our full year 2017 operating income and net income will grow compared to 2016. In North America, we expect full year operating income to increase driven by improved product mix and margins.  In South America, we believe that full year operating income will be down compared to 2016 driven by temporary higher-than-normal costs related to the interruption of manufacturing activities in Argentina and the restructuring charges incurred to improve the cost position of the operation in Argentina. We will continue to focus on network optimization and cost improvement in this segment for the remainder of the year. In the longer term, we believe that the underlying business demographics for our South American segment are positive. We expect full-year operating income to grow in EMEA principally driven by improved price/product mix from our specialty ingredient product portfolio, volume growth and effective cost control. In Asia Pacific, we expect full-year operating income to increase, driven by volume growth and effective cost control.

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

For the Three and Nine Months Ended September 30, 2017

With Comparatives for the Three and Nine Months Ended September 30, 2016

Net Income attributable to Ingredion.  Net income for the third quarter of 2017 increased by 16 percent to $166 million, or $2.26 per diluted common share, from $143 million, or $1.93 per diluted common share, a year ago. Net income for the nine months ended September 30, 2017 increased by 7 percent to $420 million, or $5.72 per diluted common share, from $391 million, or $5.29 per diluted common share, in the nine months ended September 30, 2016.

Results for the third quarter of 2017 include a tax benefit of $10 million ($0.14 per diluted common share) due to a deductible foreign exchange loss resulting from the tax settlement between the U.S. and Canada, partially offset by after-tax costs of $5 million ($0.07 per diluted common share) of net restructuring costs primarily associated with the Finance Transformation initiative,  and $1 million ($0.01 per diluted common share) associated with the integration of acquired operations. Results for the third quarter of 2016 include after-tax costs of $2 million ($0.02 per diluted common share) consisting of employee-related severance and other costs associated with the execution of global information technology (“IT”) outsourcing contracts.

Results for the nine months ended September 30, 2017 include after-tax costs of $21 million ($0.29 per diluted common share) of net restructuring costs primarily associated with our restructuring effort in Argentina and employee-related severance and other costs associated with the Finance Transformation initiative, $6 million ($0.08 per diluted common share) related to the flow-through of costs primarily associated with the sale of TIC Gums inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules, and $2 million ($0.03 per diluted common share) associated with the integration of acquired operations, partially offset by a tax benefit of $10 million ($0.14 per diluted common share) due to a deductible foreign exchange loss resulting from the tax settlement between the U.S. and Canada. Results for the nine months ended September 30, 2016 include after-tax costs of $12 million ($0.16 per diluted common share) consisting of employee-related severance and other costs associated with the execution of IT outsourcing contracts, employee-related severance costs associated with our optimization initiative in South America, and costs attributable to the 2015 sale of the Port Colborne plant. Additionally, our results for the nine months ended September 30, 2016 include $1 million ($0.01 per diluted common share) associated with the integration of acquired operations.

Without the acquisition and integration, restructuring, inventory markup, and tax settlement, net income for the three and nine months ended September 30, 2017 would have grown 12 percent and 9 percent, respectively, from the comparable prior periods, while diluted earnings per share would have grown 13 percent and 10 percent, respectively, from the comparable prior periods. These increases for the three and nine months ended September 30, 2017 primarily reflect continued strong operating results in our North America segment during the year, partially offset by lower earnings in our South America segment due to continued difficult macroeconomic conditions and increased costs in Argentina. The increase for the nine months ended September 30, 2017 was partially offset by higher net financing costs.

Net Sales.  Net sales for the third quarter of 2017 were flat from $1.49 billion a year ago.  Volume growth of 2 percent, which was comprised of 2 percent growth from recent acquisitions, was offset by a 2 percent decrease in price/product mix driven by lower raw material costs. Net sales for the nine months ended September 30, 2017 increased 2 percent to $4.40 billion from $4.30 billion for the nine months ended September 30, 2016. The increase was driven by volume growth of 3 percent, which was comprised of 2 percent growth from recent acquisitions and 1 percent increase in organic volume growth, and favorable currency translation of 1 percent reflecting a stronger Brazilian real, partially offset by a 2 percent decrease in price/product mix.

North America’s net sales for the third quarter of 2017 were relatively flat at $903 million from $899 million a year ago. Volume growth of 1 percent, which was comprised of 4 percent growth from the TIC Gums acquisition and a 3 percent decline in organic volume due largely to customer shifts in the brewing industry in Mexico and supply chain interruptions caused by natural disasters that affected both our customers and us. This was offset by a 1 percent decrease in price/product mix driven by lower raw material costs.  North America’s net sales for the nine months ended September 30, 2017 increased 2 percent to $2.69 billion from $2.63 billion for the nine months ended September 30, 2016. This increase was driven by volume growth of 3 percent primarily from the TIC Gums acquisition, partially offset by a 1 percent decrease in price/product mix driven by lower raw material costs.

South America’s net sales for third quarter of 2017 decreased 7 percent to $257 million from $276 million a year ago. This decrease was primarily driven by an 8 percent decrease in price/product mix due to lower raw material costs in Brazil and unfavorable currency translation of 2 percent reflecting a weaker Argentine peso in the quarter, partially offset by a volume increase of 3 percent. South America’s net sales for the nine months ended September 30, 2017 increased 1 percent to $740 million from $731 million for the nine months ended September 30, 2016. This increase was driven by favorable currency translation of 5 percent primarily reflecting a stronger Brazilian real, partially offset by a 3 percent decrease in price/product mix due to lower raw material costs in Brazil and a volume decrease of 1 percent, primarily due to difficult macroeconomic conditions and the interruption of manufacturing activities in Argentina.

Asia Pacific’s net sales for the third quarter of 2017 increased 2 percent to $189 million from $185 million a year ago. This increase was driven by volume growth of 8 percent, which was comprised of 7 percent organic volume growth and 1 percent growth from our recent acquisitions in the region, partially offset by a 6 percent decrease in price/product mix due to core customer mix diversification and pass through of lower raw material costs. Asia Pacific’s net sales for the nine months ended September 30, 2017 increased 4 percent to $555 million from $534 million for the nine months ended September 30, 2016. This increase was driven by volume growth of 9 percent, which was comprised of 8 percent organic volume growth and 1 percent volume increase from our recent acquisitions in the region, and favorable currency translation of 1 percent primarily reflecting a stronger Korean won. The increase in volume was partially offset by a 6 percent decrease in price/product mix due to core customer mix diversification.

EMEA’s net sales for the third quarter of 2017 increased 5 percent to $136 million from $129 million a year ago. This increase was driven by a 2 percent increase in price/product mix, favorable currency translation of 2 percent primarily reflecting a stronger Euro in the quarter, and a volume increase of 1 percent. EMEA’s net sales for the nine months ended September 30, 2017 increased 1 percent to $411 million from $405 million a year ago. This increase was driven by a 2 percent increase in price/product mix and volume growth of 1 percent,  partially offset by unfavorable currency translation of 2 percent, primarily reflecting a weaker British Pound sterling.

Cost of Sales and Operating Expenses. Cost of sales for the third quarter of 2017 decreased 2 percent to $1.10 billion from $1.12 billion a year ago. Our gross profit margin was 26 percent for the third quarter of 2017, up from 25 percent last year. The decline in cost of sales and improvement in gross profit margin are primarily driven by overall lower raw material costs and improved operational efficiencies. Operating expenses for the third quarter of 2017 increased to $152 million from $149 million last year. This increase was primarily driven by the incremental operating expenses of acquired operations. Operating expenses, as a percentage of gross profit, were 39 percent for the third quarter of 2017 as compared to 40 percent a year ago.

Cost of sales for the nine months ended September 30, 2017 increased 1 percent to $3.28 billion from $3.24 billion a year ago. This increase was primarily driven by an increase of 2 percent in net sales volume. Our gross profit margin was 25 percent for the nine months ended September 30, 2017, flat with 25 percent last year. The gross profit margin remained flat due to higher operating costs as a result of the temporary manufacturing interruption in Argentina offset by overall lower raw material cost and improved operational efficiencies in North America. Operating expenses for the nine months ended September 30, 2017 increased to $458 million from $431 million last year. This increase was primarily driven by the incremental operating expenses of acquired operations. Operating expenses, as a percentage of gross profit, were 41 percent for the third quarter of 2017 as compared to 41 percent a year ago.

Operating Income.  Third quarter of 2017 operating income increased 5 percent to $233 million from $221 million a year ago. Operating income for the third quarter of 2017 includes pre-tax net restructuring costs of $7 million consisting of $4 million of other restructuring costs associated with a Finance Transformation initiative and $3 million of other pre-tax restructuring costs including employee-related severance costs in North America. Additionally, the third quarter results include $1 million of costs associated with the integration of acquired operations. Operating income for third quarter of 2016 includes pre-tax costs of $2 million consisting of employee-related severance and other costs associated with the execution of IT outsourcing contracts. Without the restructuring and acquisition-related charges, our third quarter of 2017 operating income would have grown 8 percent from the third quarter of 2016. The increase primarily reflects operating income growth in North America. Currency translation had a net favorable impact of $2 million, reflecting the movements of the Canadian dollar, Brazilian real, and Argentine peso during the quarter.

Operating income for the nine months ended September 30, 2017 increased 3 percent to $639 million from $619 million for the nine months ended September 30, 2016. Operating income for the nine months ended September 30, 2017 includes pre-tax net restructuring costs of $23 million consisting of $17 million of employee-related severance and other costs associated with our restructuring effort in Argentina, $5 million of other restructuring costs associated with a Finance Transformation initiative,  and $1 million of other pre-tax restructuring charges that including employee-related severance costs in North America and a refinement of estimates for prior year restructuring activities. Additionally, the nine months ended September 30, 2017 results include $9 million of costs primarily associated with the TIC Gums inventory that was adjusted to fair value at the acquisition date, and $3 million of costs associated with the integration of acquired operations. Operating income for the nine months ended September 30, 2016 includes pre-tax costs of $15 million consisting of employee-related severance and other costs associated with the execution of IT outsourcing contracts and $2 million of costs associated with the integration of acquired operations. Without the restructuring and acquisition-related charges, our operating income for the nine months ended September 30, 2017 would have grown 6 percent from the prior year period. The increase primarily reflects operating income growth in North America, partially offset by an operating income decrease in South America. Currency translation had a net favorable impact of $8 million, reflecting the movements of the Brazilian real, Argentine peso, and Canadian dollar.

North America’s third quarter of 2017 operating income increased 9 percent to $179 million from $164 million a year ago. This increase was primarily driven by net margin improvement from favorable raw material costs and operational efficiencies, partially offset by a decrease in price/product mix. North America’s operating income for the nine months ended September 30, 2017 increased 10 percent to $520 million from $474 million for the nine months ended September 30, 2016.  This increase was primarily driven by net margin improvement from favorable raw material costs and operational efficiencies, in addition to organic and acquisition-related volume growth compared to the prior period, and partially offset by a decrease in price/product mix.

South America’s third quarter 2017 operating income decreased 4 percent to $26 million from $27 million a year ago. This decrease was primarily driven by a decrease in price/product mix and partially offset by a margin improvement due to favorable raw material costs. South America’s operating income for the nine months ended September 30, 2017 decreased 25 percent to $44 million from $59 million for the nine months ended September 30, 2016. This decrease was primarily driven by difficult macroeconomic conditions in the region, interruption of manufacturing activities resulting in temporary higher operating costs in Argentina during the second quarter, and unfavorable price/product mix. This decrease was partially offset by a net margin improvement from favorable raw material costs and an $8 million favorable currency translation impact reflecting the movements of the Brazilian real and Argentine peso.

Asia Pacific’s third quarter 2017 operating income was flat from $29 million a year ago. Volume growth and improved operational efficiencies were offset by a decrease in price/product mix due to core customer mix diversification. Asia Pacific’s operating income for the nine months ended September 30, 2017 increased 1 percent to $88 million from $87 million for the nine months ended September 30, 2016. This increase was driven by volume growth, improved operational efficiencies, and a net margin improvement due to favorable raw material costs, offset by a decrease in price/product mix due to core customer mix diversification.

EMEA’s third quarter 2017 operating income increased 4 percent to $26 million from $25 million a year ago. This increase was primarily driven by favorable price/product mix and volume growth during the period, partially offset by increased operating costs. EMEA’s operating income for the nine months ended September 30, 2017 increased 4 percent to $83 million from $80 million for the nine months ended September 30, 2016. This increase was primarily driven by favorable price/product mix and volume growth, partially offset by increased operational costs and a net margin decrease due to unfavorable raw material costs.

Financing Costs, net. Financing costs for the third quarter of 2017 increased to $16 million from $15 million in the prior-year period. This increase was primarily driven by higher weighted average short-term borrowing costs and an increase in short-term borrowings.

Financing costs for the nine months ended September 30, 2017 increased to $57 million from $48 million for the nine months ended September 30, 2016. This increase was due to higher weighted average short-term borrowing costs and an increase in short-term borrowings. Additionally, an increase in foreign currency transaction losses contributed to the increase.

Provision for Income Taxes.  Our effective income tax rate for the third quarter of 2017 decreased to 22.1 percent from 29.2 percent a year ago. The effective income tax rate for the nine months ended September 30, 2017 was 26.3 percent compared to 30.1 percent a year ago.

We use the U.S. dollar as the functional currency for our subsidiaries in Mexico. For the three and nine months ended September 30, 2017, the effective tax rates were reduced by 1.0 percent and 1.7 percent, respectively, due to the revaluation of the Mexican peso versus the U.S. dollar.

In addition, we increased the valuation allowance on the net deferred tax assets of a foreign subsidiary. As a result, for the three and nine months ended September 30, 2017, the effective tax rates were increased by 2.0 percent and 1.8 percent, respectively.

We had been pursuing relief from double taxation under the U.S.-Canada tax treaty for the years 2004-2013. During the fourth quarter of 2016, a tentative settlement was reached between the U.S. and Canada and, consequently, last year we established a net reserve of $24 million, including interest thereon, recorded as a $70 million liability and a $46 million benefit. In the third quarter of 2017, the two countries finalized the agreement, which eliminated the double taxation, and we paid $63 million to the IRS to settle the liability. As a result of that agreement, we are entitled to deduct a foreign exchange loss of $10 million on our 2017 U.S. federal income tax return. For the three and nine months ended September 30, 2017, the effective tax rates were reduced by 4.9 percent and 1.8 percent, respectively, due to the foreign exchange loss deduction. The foreign exchange loss was not recognized in income before taxes because it arose from the terms of the agreement.

The above discrete tax items were partially offset by individually insignificant discrete items. Without these items, the rate for the three and nine months ended September 30, 2017 would have been approximately 27.3 percent and 28.1 percent, respectively.

Our effective income tax rates for the three and nine months ended September 30, 2016 were increased by 2.3 percent and 2.5 percent, respectively, due to the devaluation of the Mexican peso versus the U.S. dollar. The impact of the Mexican peso was partially offset by individually insignificant factors. Without these items, the rates for the three and nine months ended September 30, 2016 would have been approximately 27.4 percent and 28.3 percent, respectively.

Comprehensive Income Attributable to Ingredion. Comprehensive income for the third quarter of 2017 increased to $186 million from $138 million a year ago. The increase reflects an increase in net income, favorable variances due to losses resulting from cash-flow hedging activities, and favorable currency translation adjustments.

Comprehensive income for the nine months ended September 30, 2017 increased to $482 million from $459 million for the nine months ended September 30, 2016. This increase reflects an increase in net income, favorable variances due to losses resulting from cash-flow hedging activities, partially offset by unfavorable currency translation adjustments.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2017 was $524 million, as compared to $542 million a year ago. The decrease in operating cash flow primarily reflects the changes in our working capital, partially offset by an increase in our net income.

Capital expenditures of $222 million for the nine months ended September 30, 2017 are in line with our capital spending plan for the year. We anticipate that our capital expenditures will be approximately $300 million to $325 million for 2017. During the first quarter of 2017, we repurchased approximately 1 million shares of our common stock in open market transactions for $123 million.

On August 18, 2017, the Company entered into a new Term Loan Credit Agreement (“Term Loan”) to establish a senior unsecured term loan credit facility. Under the Term Loan, the Company is allowed three borrowings in an amount of up to $500 million total. The Term Loan matures 18 months from the date of the final borrowing. As of September 30, 2017, the Company had initiated two borrowings under the Term Loan totaling $380 million. The proceeds were used to refinance $300 million of 1.8 percent senior notes due September 25, 2017 and pay down borrowings outstanding on the revolving credit facility. On October 25, 2017, the Company initiated its third and final borrowing under the Term Loan of $40 million, bringing the total outstanding Term Loan to $420 million, due April 25, 2019. See also Note 11 of the Condensed Consolidated Financial Statements.

As of September 30, 2017, there were borrowings of $380 million outstanding under the Term Loan Credit Agreement and no borrowings outstanding under the Revolving Credit Facility. In addition to the borrowing availability under the Revolving Credit Agreement, we have approximately $493 million of unused operating lines of credit in the various foreign countries in which we operate.

As of September 30, 2017, we had total debt outstanding of $1,884 million, compared to $1,956 million at December 31, 2016. As of September 30, 2017 our total debt consists of the following:

As of
(in millions)	September 30, 2017
3.2% senior notes due October 1, 2026	$496
4.625% senior notes due November 1, 2020	398
6.625% senior notes due April 15, 2037	254
5.62% senior notes due March 25, 2020	200
Term loan credit agreement due April 25, 2019	380
Revolving credit facility	—
Fair value adjustment related to hedged fixed rate debt instruments	3
Long-term debt	$1,731
Short-term borrowings	153
Total debt	$1,884

The weighted average interest rate on our total indebtedness was approximately 4.1 percent for the nine months ended September 30, 2017, compared to 3.9 percent in the comparable prior-year period.

On September 15, 2017, our Board of Directors declared a quarterly cash dividend of $0.60 per share of common stock.  This dividend was paid on October 25, 2017 to stockholders of record at the close of business on October 2, 2017.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and financing activities for the foreseeable future.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $484 million of the total $505 million of cash and cash equivalents and short-term investments at September 30, 2017 was held by our operations outside of the U.S. We expect that available cash balances and credit facilities in the U.S., along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol. We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales. Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). At September 30, 2017, our accumulated other comprehensive loss account (“AOCI”) included $5 million of losses, net of income taxes of $4 million, related to these derivative instruments. It is anticipated that these losses will be reclassified into earnings during the next 12 months. We expect the losses to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. At September 30, 2017, we had foreign currency forward sales contracts that are designated as fair value hedges with an aggregate notional amount of $447 million and foreign currency forward purchase contracts with an aggregate notional amount of $173 million that hedged transactional exposures.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash-flow hedges. At September 30, 2017, AOCI included an insignificant amount of losses, net of income taxes, relating to these hedges.

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

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have any T-Locks outstanding as of September 30, 2017.

As of September 30, 2017, AOCI included $3 million of losses (net of income taxes of $2 million) related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that $1 million of these losses (net of income taxes of $1 million) will be reclassified into earnings during the next 12 months.

As of September 30, 2017, we have interest rate swap agreements that effectively convert the interest rates on $200 million of our $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. These swap agreements call for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR rate plus a spread. We have designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and account for them as fair-value hedges. The fair value of these interest rate swap agreements was $3 million at September 30, 2017 and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.

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

These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “assume”, “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook,” “propels,” “opportunities,” “potential” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to or incorporated by reference in this report are “forward-looking statements.”

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 50 to 51 in our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2016 to September 30, 2017.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In the fourth quarter of 2016, we acquired Shandong Huanong Specialty Corn Development Co., Ltd. in Pingyuan County, Shandong Province, China (“Shandong Huanong”) and TIC Gums Incorporated (“TIC Gums”). In the first quarter of 2017, we acquired Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand.  We are currently in the process of evaluating and integrating the acquired operations, processes and internal controls. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the acquisitions. There have been no other changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are a party to a large number of labor claims relating to our Brazilian operations. We have reserved an aggregate of approximately $5 million as of September 30, 2017 in respect of these claims. These labor claims primarily relate to dismissals, severance, health and safety, work schedules and salary adjustments.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares that may yet
	Number	Price	part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at end of period
July 1 – July 31, 2017	—	—	—	3,702 shares
August 1 – August 31, 2017	—	—	—	3,702 shares
September 1 – September 30, 2017	—	—	—	3,702 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019. At September 30, 2017, we have 3.7 million shares available for repurchase under the stock repurchase program.

ITEM 6

EXHIBITS

a)  Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

All other items hereunder are omitted because either such item is inapplicable or the response is negative.

EXHIBIT INDEX

Number	Description of Exhibit
4.1

Term Loan Credit Agreement dated as of August 18, 2017, among Ingredion Incorporated, the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 18, 2017, filed on August 24, 2016) (File No. 1-13397)

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

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	November 3, 2017	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	November 3, 2017	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller