Form 10-Q
period 2018-03-31
Ingredion Inc
filed 2018-05-04
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2018
Common Stock, $.01 par value	72,242,279 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2018	2017
Net sales before shipping and handling costs	$1,581	$1,552
Less: shipping and handling costs	112	99
Net sales	1,469	1,453
Cost of sales	1,115	1,102
Gross profit	354	351

Operating expenses	156	150
Other income, net	(2)	(2)
Restructuring/impairment charges	3	10

Operating income	197	193

Financing costs, net	16	21
Other, non-operating income	(1)	(2)

Income before income taxes	182	174
Provision for income taxes	39	47
Net income	143	127
Less: Net income attributable to non-controlling interests	3	3
Net income attributable to Ingredion	$140	$124

Weighted average common shares outstanding:
Basic	72.3	72.2
Diluted	73.6	73.7

Earnings per common share of Ingredion:
Basic	$1.94	$1.72
Diluted	1.90	1.68

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net income	$143	$127
Other comprehensive income:
Gains on cash flow hedges, net of income tax effect of $5 and $3, respectively	17	5
Losses on cash flow hedges reclassified to earnings, net of income tax effect of $1 and $1, respectively	3	3
Actuarial losses on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $ —	(1)	—
Unrealized gains on investments, net of income tax effect of $ —	1	—
Currency translation adjustment	21	40
Comprehensive income	184	175
Less: Comprehensive income attributable to non-controlling interests	1	3
Comprehensive income attributable to Ingredion	$183	$172

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except share and per share amounts)	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$401	$595
Short-term investments	6	9
Accounts receivable, net	1,012	961
Inventories	844	823
Prepaid expenses	29	27
Total current assets	2,292	2,415

Property, plant and equipment, net of accumulated depreciation of $3,030 and $2,991, respectively	2,236	2,217
Goodwill	807	803
Other intangible assets, net of accumulated amortization of $147 and $139, respectively	488	493
Deferred income tax assets	9	9
Other assets	143	143
Total assets	$5,975	$6,080

Liabilities and equity
Current liabilities:
Short-term borrowings	$140	$120
Accounts payable and accrued liabilities	769	837
Total current liabilities	909	957

Non-current liabilities	253	227
Long-term debt	1,512	1,744
Deferred income tax liabilities	210	199
Share-based payments subject to redemption	27	36

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	1,132	1,138
Less: Treasury stock (common stock: 5,570,474 and 5,815,904 shares at March 31, 2018 and December 31, 2017, respectively) at cost	(476)	(494)
Accumulated other comprehensive loss	(972)	(1,013)
Retained earnings	3,355	3,259
Total Ingredion stockholders’ equity	3,040	2,891
Non-controlling interests	24	26
Total equity	3,064	2,917
Total liabilities and equity	$5,975	$6,080

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2017	$1	$1,138	$(494)	$(1,013)	$3,259	$26	$36
Net income attributable to Ingredion					140
Net income attributable to non-controlling interests						3
Dividends declared					(44)	(3)
Share-based compensation, net of issuance		(6)	18				(9)
Other comprehensive income (loss)				41		(2)
Balance, March 31, 2018	$1	$1,132	$(476)	$(972)	$3,355	$24	$27

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2016	$1	$1,149	$(413)	$(1,071)	$2,899	$30	$30
Net income attributable to Ingredion					124
Net income attributable to non-controlling interests						3
Dividends declared					(36)	(8)
Repurchase of common stock			(123)
Share-based compensation, net of issuance		(10)	16				(6)
Other comprehensive income				48
Balance, March 31, 2017	$1	$1,139	$(520)	$(1,023)	$2,987	$25	$24

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Cash provided by operating activities
Net income	$143	$127
Non-cash charges to net income:
Depreciation and amortization	54	51
Mechanical stores expense	15	15
Deferred income taxes	8	(4)
Charge for fair value markup of acquired inventory	—	5
Other	8	12
Changes in working capital:
Accounts receivable and prepaid expenses	(56)	12
Inventories	(21)	(40)
Accounts payable and accrued liabilities	(57)	(48)
Margin accounts	16	6
Other	40	(5)
Cash provided by operating activities	150	131

Cash used for investing activities
Capital expenditures and mechanical stores purchases, net of proceeds on disposals	(95)	(72)
Payments for acquisitions	—	(13)
Short-term investments	3	(8)
Other	6	—
Cash used for investing activities	(86)	(93)

Cash used for financing activities
Proceeds from borrowings	46	108
Payments on debt	(258)	(55)
Repurchases of common stock	—	(123)
Issuances of common stock for share-based compensation, net of settlements	(3)	(7)
Dividends paid, including to non-controlling interests	(46)	(44)
Cash used for financing activities	(261)	(121)

Effects of foreign exchange rate changes on cash	3	6

Decrease in cash and cash equivalents	(194)	(77)

Cash and cash equivalents, beginning of period	595	512

Cash and cash equivalents, end of period	$401	$435

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1.      Interim Financial Statements

References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The unaudited Condensed Consolidated Financial Statements included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2017 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2018 and 2017, and the financial position of the Company as of March 31, 2018. The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.      Recently Adopted and New Accounting Standards

Recently Adopted Accounting Standards

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606):

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that introduced a five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB also issued additional ASUs to provide further updates and clarification to this Update, including ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.

As of January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”). The Company performed detailed procedures to review its revenue contracts held with its customers and did not identify any changes to the nature, amount, timing or uncertainty of revenue and cash flows arising from the contracts with customers as a result of the new revenue standard.

The new revenue standard requires the Company to recognize revenue under the core principle to depict the transfer of products to customers in an amount reflecting the consideration the Company expects to receive. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied, therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

Revenue is recognized when the Company’s performance obligation is satisfied and control is transferred to the customer, which occurs at a point in time, either upon delivery to an agreed upon location or to the customer. Further, in determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.

Historically, the Company included warehousing costs as a reduction of net sales before shipping and handling costs. In connection with the adoption of the new revenue standard, the Company determined these warehousing costs which were previously included as a reduction in net sales before shipping and handling costs are more appropriately classified as fulfillment activities.  Therefore, upon adoption of the new revenue standard, the Company elected to include these costs within shipping and handling costs. The Company has elected to continue to classify shipping and handling costs as a reduction of net sales after implementing the new revenue standard consistent with its historical presentation.  The Company has elected to make this adjustment on a retrospective basis, resulting in the change to the Condensed Consolidated Statements of Income shown below.  The Company notes that the reclassification does not change reported net sales.

	Three Months Ended March 31, 2017
(in millions)	As Reported	As Adjusted
Condensed Consolidated Statements of Income:
Net sales before shipping and handling costs	$1,537	$1,552
Less: shipping and handling costs	84	99
Net sales	$1,453	$1,453

The Company initially intended to use the modified retrospective method to adopt the new standard, however, with the implementation of the reclassification of warehousing costs to shipping and handling costs, the Company has elected to use the full retrospective method, which requires the restatement of all previously presented financial results. The adoption of the new standard did not result in any retrospective changes to the Company’s Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, or the Condensed Consolidated Statements of Cash Flows.  For detailed information about the Company’s revenue recognition refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements.

ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715):

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This Update requires an entity to change the classification of the net periodic benefit cost for pension and postretirement plans within the statement of income by eliminating the ability to net all of the components of the costs together within operating income. The Update requires the service cost component to continue to be presented within operating income, classified within either cost of sales or operating expenses depending on the employees covered within the plan. The remaining components of the net periodic benefit cost, however, must be presented in the statement of income as a non-operating income (loss) below operating income. The Update is effective for annual periods beginning after December 15, 2017, with early adoption permitted only within the first interim period for public entities.

As of January 1, 2018, the Company adopted the amendments to ASC 715. The Company retrospectively adopted the presentation of service cost separate from the other components of net periodic costs for all periods presented. The interest cost, expected return on assets, amortization of prior service costs, net remeasurement, and other costs have been reclassified from cost of sales and operating expenses to other, non-operating income. The Company elected to apply the practical expedient which allows it to reclassify amounts disclosed previously in the retirement benefits note as the basis for applying retrospective presentation for comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. On a prospective basis, the other components of net periodic benefit costs will not be included in amounts capitalized in inventory.

The adoption of the new standard did not result in any retrospective changes to the Company’s Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, or the Condensed Consolidated Statements of Cash Flows. The adoption of the new standard impacted the presentation of the Company’s previously reported results in the Condensed Consolidated Statements of Income and Note 6 of the Condensed Consolidated Financial Statements as follows:

	Three Months Ended March 31, 2017
(in millions)	As Reported	As Adjusted
Condensed Consolidated Statements of Income:
Cost of sales	$1,101	$1,102
Gross profit	352	351
Operating expenses	149	150
Operating income	195	193
Other, non-operating income	—	(2)

	Three Months Ended March 31, 2017
(in millions)	As Reported	As Adjusted
Operating income:
North America	$160	$158
South America	14	15
Asia Pacific	30	30
EMEA	28	28
Corporate	(20)	(21)
Subtotal	212	210
Total operating income	$195	$193

New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This Update increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet for leases longer than 12 months and disclosing key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. This Update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company currently plans to adopt the standard as of the effective date. Adoption will require a modified retrospective approach for the transition. The Company expects the adoption of the guidance in this Update to have a material impact on its Consolidated Balance Sheets as operating leases will be recognized both as assets and liabilities on the Consolidated Balance Sheets. The Company is in process of quantifying the magnitude of these changes and assessing an implementation approach for accounting for these changes.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update modifies accounting guidance for hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess ineffectiveness. The intent is to simplify the application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of assessing the effects of these updates including potential changes to existing hedging arrangements, as well as the implementation approach for accounting for these changes. The Company does not intend to early adopt this standard.

3.      Acquisitions

On March 9, 2017, the Company completed its acquisition of Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand for $18 million. As of March 31, 2018, the Company has paid $16 million in cash and recorded $2 million in accrued liabilities for deferred payments due to the previous owner. The Company funded the acquisition primarily with cash on-hand. The acquisition of Sun Flour added a fourth manufacturing facility to the Company’s operations in Thailand. Sun Flour produces rice-based ingredients used primarily in the food industry. The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the Asia Pacific business segment, and $14 million of goodwill was allocated to that segment.

The Company has finalized the purchase price allocation for all areas for the Sun Flour acquisition.  The finalization of goodwill and intangible assets did not have a significant impact on previously estimated amounts. The acquisition of Sun Flour added $15 million to goodwill and identifiable intangible assets and $3 million to net tangible assets as of the acquisition date.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill results from synergies and other operational benefits expected to be derived from the acquisitions. The goodwill related to Sun Flour is not tax deductible.

Pro-forma results of operations for the acquisition made in 2017 has not been presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

The Company incurred immaterial pre-tax acquisition and integration costs for the three months ended March 31, 2018. The Company incurred $2 million of pre-tax acquisition and integration costs for the three months ended March 31, 2017 associated with its recent acquisitions.

4.      Revenue Recognition

The Company applies the provisions of ASC 606-10, Revenue from Contracts with Customers. The Company recognizes revenue under the core principle to depict the transfer of products to customers in an amount reflecting the consideration the Company expects to receive. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. These amounts are not significant as of March 31, 2018 and December 31, 2017. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied, therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

Revenue is recognized when the Company’s performance obligation is satisfied and control is transferred to the customer, which occurs at a point in time, either upon delivery to an agreed upon location or to the customer. Further, in determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.

Shipping and handling activities related to contracts with customers represent fulfillment costs and are presented as a reduction of net sales. Taxes assessed by governmental authorities and collected from customers are accounted for on a net basis and excluded from revenues.  The Company applies a practical expedient to expense costs to obtain a contract as incurred as most contracts are one year or less.  These costs are comprised primarily from the Company’s internal sales force compensation program. Under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized.

From time to time the Company may enter into long term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in other assets or accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were no significant contract assets or liabilities as of March 31, 2018 and December 31, 2017.

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis. The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and Europe, Middle East and Africa (“EMEA”).  The nature, amount, timing and uncertainty of the Company’s net sales are managed by the Company primarily based on its geographic segments. Each region’s product sales are unique to each region and have unique risks.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net sales to unaffiliated customers:
North America	$874	$881
South America	249	255
Asia Pacific	194	179
EMEA	152	138
Total	$1,469	$1,453

Additionally, the nature, amount, timing and uncertainty of the Company’s net sales are managed based on its global customer mix.  The Company sells to customers in a broad range of industries and evaluates the economic factors impacting its net sales through consideration of the industries into which its products are sold.  Four distinct industries it focuses on are food, beverage, brewing (collectively, food & beverage ingredients) and animal nutrition.  The following table, which is gathered using customer industry classifications, disaggregates the Company’s net sales by industry served:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Food	$792	$764
Beverage	167	162
Brewing	103	112
Food and Beverage Ingredients	1,062	1,038

Animal Nutrition	150	149
Other	257	266
Total Net sales	$1,469	$1,453

5.      Impairment and Restructuring Charges

For the three months ended March 31, 2018 and 2017, the Company recorded $3 million and $10 million of pre-tax restructuring charges, respectively. The 2018 charges include $2 million of other costs related to the North America Finance Transformation initiative and $1 million of other restructuring costs related to the leaf extraction process in Brazil, both of which were announced in 2017. The Company expects to incur between $1 million and $2 million of additional other costs for the remainder of 2018 related to the North America Finance Transformation initiative.

For the three months ended March 31, 2017, the Company recorded total pre-tax restructuring-related charges in Argentina of $11 million for employee-related severance and other costs related to an organizational restructuring effort.

Additionally, the Company recorded a $1 million reduction in expected employee severance-related charges associated with the execution of global information technology (“IT”) outsourcing contracts.

A summary of the Company’s severance accrual as of March 31, 2018 is as follows (in millions):

Balance in severance accrual as of December 31, 2017	$11
Payments made to terminated employees	(3)
Balance in severance accrual as of March 31, 2018	$8

Of the $8 million severance accrual as of March 31, 2018, $7  million is expected to be paid in the next 12 months.

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

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net sales to unaffiliated customers:
North America	$874	$881
South America	249	255
Asia Pacific	194	179
EMEA	152	138
Total	$1,469	$1,453

Operating income:
North America	$143	$158
South America	26	15
Asia Pacific	23	30
EMEA	31	28
Corporate	(23)	(21)
Subtotal	200	210
Restructuring/impairment charges	(3)	(10)
Acquisition/integration costs	—	(2)
Charge for fair value markup of acquired inventory	—	(5)
Total operating income	$197	$193

	As of	As of
(in millions)	March 31, 2018	December 31, 2017
Total assets
North America	$3,833	$3,967
South America	775	812
Asia Pacific	825	774
EMEA	542	527
Total	$5,975	$6,080

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

To manage price risk related to corn purchases in North America, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock-in its corn costs associated with fixed-priced customer sales contracts. The Company uses over-the-counter natural gas swaps to hedge a portion of its natural gas usage in North America. These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases and have been designated as cash flow hedges. The Company also enters into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol. Unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”). These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective. The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. The amounts representing the ineffectiveness of these cash flow hedges are not significant.

As of March 31, 2018, AOCI included $6 million of gains (net of an insignificant amount of tax), pertaining to commodities-related derivative instruments designated as cash flow hedges. As of December 31, 2017, AOCI included $12 million of losses (net of tax of $7 million), pertaining to commodities-related derivative instruments designated as cash flow hedges.

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

Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of interest rate swaps and T-Locks. The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company also has interest rate swap agreements that effectively convert the interest rates on $200 million of its $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. These swap agreements call for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. LIBOR rate plus a spread. The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for them as fair value hedges. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gain or loss (the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (the hedged risk), which is also recognized in earnings. The fair value of these interest rate swap agreements as of March 31, 2018 and December 31, 2017 was a $2 million reduction to debt and a $1 million increase to debt, respectively, and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of hedged debt obligations. The Company did not have any T-Locks outstanding as of March 31, 2018 or December 31, 2017.

As of March 31, 2018, AOCI included $2 million of losses (net of income taxes of$(1), related to settled T-Locks. As of December 31, 2017, AOCI included $2 million of losses (net of income taxes of $1 million), related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging: Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued. The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk. As of March 31, 2018, the Company had foreign currency forward sales contracts that are designated as fair value hedges with an aggregate notional amount of $438 million and foreign currency forward purchase contracts with an aggregate notional amount of $133 million that hedged transactional exposures. As of December 31, 2017, the Company had foreign currency forward sales contracts with an aggregate notional amount of $447 million and foreign currency forward purchase contracts with an aggregate notional amount of $121 million that hedged transactional exposures.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash flow hedges. As of March 31, 2018, AOCI included $2 million of gains (net of income taxes of $1 million) related to foreign currency derivative instruments. As of December 31, 2017, AOCI included $1 million of gains (net of income taxes of $1 million) related to these hedges.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments as of March 31, 2018
Derivatives Designated as Hedging Instruments (in millions):	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity and foreign currency	Accounts receivable, net	$29	Accounts payable and accrued liabilities	$14
Commodity, foreign currency, and interest rate contracts	Other assets	2	Non-current liabilities	11
		$31		$25

	Fair Value of Derivative Instruments as of December 31, 2017
Derivatives Designated as Hedging Instruments (in millions):	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity and foreign currency	Accounts receivable, net	$11	Accounts payable and accrued liabilities	$23
Commodity, foreign currency, and interest rate contracts	Other assets	3	Non-current liabilities	8
		$14		$31

As of March 31, 2018, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 75 million bushels of corn and 3 million pounds of soybean oil. The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales. The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 32 million mmbtu’s of natural gas at March 31, 2018. Additionally, as of March 31, 2018, the Company had outstanding ethanol futures contracts that hedged the forecasted sale of approximately 6 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below:

	Three Months Ended March 31, 2018
Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Recognized in OCI on Derivatives	Location of Gains (Losses) Reclassified from AOCI into Income	Amount of Gains (Losses) Reclassified from AOCI into Income
Commodity contracts	$20	Cost of sales	$(5)
Foreign currency contracts	2	Net sales/cost of sales	1
Total	$22		$(4)

	Three Months Ended March 31, 2017
Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Recognized in OCI on Derivatives	Location of Gains (Losses) Reclassified from AOCI into Income	Amount of Gains (Losses) Reclassified from AOCI into Income
Commodity contracts	$7	Cost of sales	$(3)
Foreign currency contracts	1	Net sales/cost of sales	—
Interest rate contracts	—	Financing costs, net	(1)
Total	$8		$(4)

As of March 31, 2018, AOCI included $7 million of gains (net of income taxes of $3 million) on commodities-related derivative instruments designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivative gains to earnings include the sale of finished goods inventory, which includes previously hedged purchases of corn, natural gas, and ethanol. The Company expects the gains to be offset by changes in the underlying commodities costs. Additionally, as of March 31, 2018, AOCI included $1 million of losses (net of an insignificant amount of taxes) on settled T-Locks and $3 million of gains (net of income taxes of $1 million) related to foreign currency hedges which are expected to be reclassified into earnings during the next 12 months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of March 31, 2018				As of December 31, 2017
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$10	$10	$—	$—	$10	$10	$—	$—
Derivative assets	31	14	17	—	14	3	11	—
Derivative liabilities	25	3	22	—	31	11	20	—
Long-term debt	1,587	—	1,587	—	1,845	—	1,845	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
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

Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of March 31, 2018 the carrying value and fair value of the Company’s long-term debt were $1.5 billion and $1.6 billion, respectively.

8.      Share-Based Compensation

Stock Options: Under the Company’s stock incentive plan (“SIP”), stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options have a 10-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting of the stock options within the amount of compensation costs recognized in each period.

The Company granted non-qualified options to purchase 215 thousand shares and 278 thousand shares for the three months ended March 31, 2018 and 2017, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017
Expected life (in years)	5.5	5.5
Risk-free interest rate	2.5%	1.9%
Expected volatility	19.8%	22.5%
Expected dividend yield	1.8%	1.7%

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

Stock option activity for the three months ended March 31, 2018 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2017	2,095	$71.81	5.87	$142
Granted	215	133.61
Exercised	(93)	50.08
Cancelled	(5)	34.36
Outstanding as of March 31, 2018	2,212	$78.81	6.14	$112
Exercisable as of March 31, 2018	1,716	$66.53	5.57	$107

For the three months ended March 31, 2018, cash received from the exercise of stock options was $5 million. As of March 31, 2018, the unrecognized compensation cost related to non-vested stock options totaled $7 million, which is expected to be amortized over the weighted-average period of approximately 1.9 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended
	March 31,
(dollars in millions, except per share)	2018	2017
Weighted average grant date fair value of stock options granted (per share)	$24.01	$23.90
Total intrinsic value of stock options exercised	8	7

Restricted Stock Units: The Company has granted restricted stock units (“RSUs”) to certain key employees. The RSUs are subject to cliff vesting, generally after three years provided the employee remains in the service of the Company. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting of the RSUs within the amount of compensation costs recognized in each period. The fair value of the RSUs is determined based upon the number of shares granted and the market price of the Company’s common stock on the date of the grant.

The following table summarizes RSU activity for the three months ended March 31, 2018:

(RSUs in thousands)	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 31, 2017	387	$100.13
Granted	104	131.14
Vested	(123)	83.44
Cancelled	(5)	115.51
Non-vested as of March 31, 2018	363	$114.34

As of March 31, 2018, the total remaining unrecognized compensation cost related to RSUs was $23 million, which will be amortized over a weighted average period of approximately 2.2 years.

Performance Shares: The Company has a long-term incentive plan for senior management in the form of performance shares. The ultimate payments for performance shares awarded and vested will be based solely on the Company’s total shareholder return as compared to the total shareholder return of its peer group. The number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s total shareholder return as compared to the total shareholder return of the peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the three months ended March 31, 2018 the Company awarded 27 thousand performance shares at a weighted average fair value of $141.91 per share, respectively.

The 2015 performance share awards vested in the first quarter of 2018, achieving a 200 percent pay out of the grant, or 92 thousand total vested shares. There were four thousand performance share cancellations during the three months ended March 31, 2018.

As of March 31, 2018, the unrecognized compensation cost related to these awards was $5 million, which will be amortized over the remaining requisite service periods of 2.1  years.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Stock options:
Pre-tax compensation expense	$1	$2
Income tax benefit	—	(1)
Stock option expense, net of income taxes	1	1

RSUs:
Pre-tax compensation expense	3	3
Income tax benefit	(1)	(1)
RSUs, net of income taxes	2	2

Performance shares and other share-based awards:
Pre-tax compensation expense	1	2
Income tax benefit	—	(1)
Performance shares and other share-based compensation expense, net of income taxes	1	1

Total share-based compensation:
Pre-tax compensation expense	5	7
Income tax benefit	(1)	(3)
Total share-based compensation expense, net of income taxes	$4	$4

9.      Net Periodic Pension and Postretirement Benefit Costs

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 10 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, the Company adopted ASU No. 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  As a result, the interest cost, expected return on plan assets, and amortization of actuarial loss components of net periodic benefit cost for the Company’s pension plans and other postretirement plans are presented as other, non-operating income on the Condensed Consolidated Statements of Income.  There is no change to the presentation of the service cost component of net periodic benefit cost.

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plans
(in millions)	2018	2017	2018	2017
Service cost	$1	$1	$1	$1
Interest cost	3	3	3	2
Expected return on plan assets	(5)	(5)	(2)	(3)
Amortization of actuarial loss	—	—	—	1
Net periodic benefit cost	$(1)	$(1)	$2	$1

The Company currently anticipates that it will make approximately $5 million in cash contributions to its pension plans in 2018, consisting of $3 million to its non-U.S. pension plans and $2 million to its U.S. pension plans. For the three months ended March 31, 2018, cash contributions of approximately $1 million were made to the non-U.S. plans and less than $1 million to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended March 31,
(in millions)	2018	2017
Service cost	$—	$—
Interest cost	$1	$1
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost	$—	$—

10.      Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended March 31, 2018
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$140	72.3	$1.94

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.3
Diluted EPS	$140	73.6	$1.90

	Three Months Ended March 31, 2017
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$124	72.2	$1.72

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.5
Diluted EPS	$124	73.7	$1.68

For the three months ended March 31, 2018 and 2017,  approximately 0.3 million share-based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

11.     Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	March 31, 2018	December 31, 2017
Finished and in process	$520	$495
Raw materials	273	278
Manufacturing supplies and other	51	50
Total inventories	$844	$823

12.     Debt

As of March 31, 2018 and December 31, 2017, the Company’s total debt consisted of the following:

	As of	As of
(in millions)	March 31, 2018	December 31, 2017
3.2% senior notes due October 1, 2026	$496	$496
4.625% senior notes due November 1, 2020	399	398
6.625% senior notes due April 15, 2037	254	254
5.62% senior notes due March 25, 2020	200	200
Term loan credit agreement due April 25, 2019	165	395
Revolving credit facility	—	—
Fair value adjustment related to hedged fixed rate debt instruments	(2)	1
Long-term debt	1,512	1,744
Short-term borrowings	140	120
Total debt	$1,652	$1,864

The Company paid $230 million towards the Term Loan Credit Agreement in the three months ended March 31, 2018.

13.     Income Taxes

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. The TCJA introduced numerous changes in the U.S. federal tax laws. Changes that have a significant impact on the Company’s effective tax rate are a reduction in the U.S. corporate tax rate from 35 percent to 21 percent and the imposition of a U.S. tax on its global intangible low-taxed income (“GILTI”). The TCJA also provides for a one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017, and eliminates the tax on dividends from the Company’s foreign subsidiaries by allowing a 100 percent dividends received deduction.

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

The Company has calculated what it believes is a reasonable estimate of the impact of the TCJA in accordance with SAB 118 and its understanding of the TCJA, including published guidance as of the date of this filing. In the fourth quarter of 2017, the Company recorded $23 million of provisional income tax expense related to the TCJA. The provisional amount of $23 million is composed of the following items:

(in millions)
One-time transition tax	$21
Remeasurement of deferred tax assets and liabilities	(38)
Net impact of provision for taxes on unremitted earnings	33
Other items, net	7
Net impact of the TCJA on 2018 income tax expense	$23

The Company may update its estimate in 2018 as additional information, including guidance from federal and state regulatory agencies, becomes available and the Company finalizes its computations, which are complex and subject to interpretation. Any adjustment to these provisional tax amounts will be recorded in the quarter of 2018 in which its analysis is completed. The Company has not made any adjustments to the provisional tax amounts for the three months ended March 31, 2018.

Because of the complexity of the new GILTI rules, the Company is continuing to evaluate this provision of the TCJA for the application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or factoring such amounts into its measurement of its deferred taxes (the “deferred method”). The Company has not made any adjustments related to potential GILTI tax in its financial statements, as it has not made a policy decision regarding whether to record deferred taxes on GILTI.

14.     Accumulated Other Comprehensive Loss

The following is a summary of net changes in accumulated other comprehensive loss by component and net of tax for the three months ended March 31, 2018 and 2017:

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(951)	$(13)	$(51)	$2	$(1,013)
Other comprehensive income (loss) before reclassification adjustments	21	22	(1)	1	43
Amount reclassified from accumulated OCI	—	4	—	—	4
Tax provision	—	(6)	—	—	(6)
Net other comprehensive income (loss)	21	20	(1)	1	41
Balance, March 31, 2018	$(930)	$7	$(52)	$3	$(972)

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(1,008)	$(7)	$(56)	$—	$(1,071)
Other comprehensive income before reclassification adjustments	40	8	—	—	48
Amount reclassified from accumulated OCI	—	4	—	—	4
Tax provision	—	(4)	—	—	(4)
Net other comprehensive income	40	8	—	—	48
Balance, March 31, 2017	$(968)	$1	$(56)	$—	$(1,023)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Three Months Ended		Affected Line Item in
	March 31,		Condensed Consolidated
(in millions)	2018	2017	Statements of Income
Gains (losses) on cash flow hedges:
Commodity contracts	$(5)	$(3)	Cost of sales
Foreign currency contracts	1	—	Net sales/cost of sales
Interest rate contracts	—	(1)	Financing costs, net
Gains (losses) related to pension and other postretirement obligations	—	—
Total before-tax reclassifications	$(4)	$(4)
Tax benefit	—	1
Total after-tax reclassifications	$(4)	$(3)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major supplier of high-quality food and industrial ingredient solutions to customers around the world. We have 44 manufacturing plants located in North America, South America, Asia Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our ingredients are used by customers in the food, beverage, brewing, and animal nutrition industries, among others.

Our growth strategy is centered on delivering value-added ingredient solutions for our customers. The foundation of our strategy is operating excellence, which includes our focus on safety, quality and continuous improvement. We see growth opportunities in three areas: first, we are working to expand our current business through organic growth; second, we are focused on broadening our ingredient portfolio with on-trend products through internal and external business development; finally, we look for growth from geographic expansion as we pursue extension of our reach to new locations. The ultimate goal of these strategies and actions is to enhance shareholder value.

For the three months ended March 31, 2018 operating income, net income and diluted earnings per common share grew from the comparable 2017 period.  Our earnings growth was driven principally by strong operating results in our South America and EMEA segments.  This was offset by lower earnings in our North America and Asia Pacific segments due to higher than anticipated freight costs in North America and increased tapioca costs in Thailand.

During the first quarter of 2018, we recorded $3 million of pre-tax restructuring charges relating to initiatives announced in previous periods. Of these costs, $2 million was related to our North America Finance Transformation initiative and $1 million was related to our leaf extraction process in Brazil.

Our cash provided by operating activities increased to $150 million for the first quarter of 2018 from $131 million in the year-earlier period, driven by our increase in earnings and partially offset by changes in working capital. Our cash used for financing activities increased to $261 million during the first quarter of 2018 from $121 million in the year-earlier period, primarily due to debt repayments on the Term Loan Credit Agreement (“Term Loan”) of approximately $230 million during the first quarter of 2018.

Looking ahead, we anticipate that our full year 2018 net income will grow compared to 2017.  In North America, we expect full year operating income to decrease given higher freight and production costs.  In South America, we expect operating income to improve over the prior year driven by volume recovery and favorable raw material prices.    We expect operating income to be flat to down in Asia Pacific due to prolonged higher tapioca costs.  We also expect operating income growth in EMEA in 2018.

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

We acquired Sun Flour Industry Co., Ltd. (“Sun Flour”) on March 9, 2017. The results of the acquired business are included in our consolidated financial results from the acquisition date forward. While we identify fluctuations due to the acquisition, our discussion below also addresses results of operations absent the impact of the acquisition and the results of the acquired business, where appropriate, to provide a more comparable and meaningful analysis.

For the Three Months Ended March 31, 2018

With Comparatives for the Three Months Ended March 31, 2017

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales	$1,469	$1,453	$16	1%
Cost of sales	1,115	1,102	(13)	(1)%
Gross profit	354	351	3	1%

Operating expenses	156	150	(6)	(4)%
Other income, net	(2)	(2)	—	—%
Restructuring/impairment charges	3	10	7	70%

Operating income	197	193	4	2%

Financing costs, net	16	21	5	24%
Other, non-operating income for pension reclassification	(1)	(2)	(1)	50%

Income before income taxes	182	174	8	5%
Provision for income taxes	39	47	8	17%
Net income	143	127	16	13%
Less: Net income attributable to non-controlling interests	3	3	—	—%
Net income attributable to Ingredion	$140	$124	$16	13%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended March 31, 2018 increased by 13 percent to $140 million from $124 million, for the three months ended March 31, 2017.

Our results for three months ended March 31, 2018 include after-tax restructuring charges of $3 million consisting of $2 million of costs associated with the North America Finance Transformation initiative and $1 million of costs related to our leaf extraction process in Brazil.  Our first quarter 2017 results include after-tax restructuring initiatives of $11 million in Argentina. Additionally, our first quarter 2017 results include a $3 million after-tax charge relating to the flow-through of costs primarily associated with the sale of TIC Gums inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules. First quarter 2017 results also include after-tax costs of $1 million associated with the integration of acquired operations.

Without the restructuring, our net income would have grown 2 percent for the three months ended March 31, 2018 compared to the prior year.  This increase primarily reflects improved operating income in South America and EMEA compared to the first quarter of 2017.  The increase is also driven by decreased financing costs as a result of lower debt balances and favorable currency translation.

Net sales.  Our increase in net sales of 1 percent for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, was driven by volume growth of 2 percent and favorable currency translation of 1 percentage point. This increase was partially offset by a 2 percentage point unfavorable impact in price/product mix primarily due to higher freight costs in North America and the pass through of lower raw material costs in Brazil.

Cost of sales. Cost of sales was $1.1 billion for the three months ended March 31, 2018 and 2017.   Our gross profit margin was 24 percent for the three months ended March 31, 2018 and 2017. Gross profit remained relatively flat reflecting favorable currency translation offset by a decrease in price/product mix.

Operating expenses.  Our increase in operating expenses of 4 percent for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was driven by unfavorable foreign currency translation and higher employee costs. Operating expenses, as a percentage of gross profit, were 44 percent for the three months ended March 31, 2018, as compared to 43 percent for the three months ended March 31, 2017.

Financing costs, net. Financing costs, net for the three months ended March 31, 2018 decreased $5 million from the three months ended March 31, 2017, due to a decrease in interest expense as a result of lower debt balances and favorable currency translation.

Provision for income taxes.  Our effective income tax rates for the three months ended March 31, 2018 and 2017 were 21.4 percent and 27.0 percent, respectively.

The decrease in the effective income tax rate is primarily attributable to the provisions of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017.  The TCJA introduced numerous changes in the U.S. federal tax laws.  Changes that have significant impact on our effective tax rate are a reduction in the U.S. corporate tax rate from 35 percent to 21 percent, elimination of federal income tax on dividends from our foreign subsidiaries, and the imposition of a U.S. tax on our global intangible low-taxed income (“GILTI”).

Comprehensive income attributable to Ingredion.  Comprehensive income for the three months ended March 31, 2018, increased to $183 million from $172 million for the three months ended March 31, 2017.  This increase reflects an increase in net income and favorable variances due to gains resulting from cash flow hedging, offset by unfavorable currency translation adjustments.

Segment Results

North America

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$874	$881	$(7)	(1)%
Operating income	143	158	(15)	(9)%

Net sales. Our decrease in net sales of 1 percent for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was driven by a 1 percentage point unfavorable impact in price/product mix driven by increased freight costs.

Operating income. Our decrease in operating income of $15 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily driven by increased freight costs, higher production costs caused by inconsistent demand in the Northeast and Canada during the winter, and commodity pricing pressures.

South America

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$249	$255	$(6)	(2)%
Operating income	26	15	11	73%

Net sales. Our decrease in net sales of 2 percent for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was driven by a 6 percentage point impact from unfavorable foreign currency and a 4 percentage point unfavorable impact from price/product mix driven by the pass through of lower raw materials, offset by 8 percent increase in volume.

Operating income. Our increase in operating income of $11 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily driven by volume growth from the improving macroeconomic environment and lower fixed costs as a result of operational efficiencies.

Asia Pacific

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$194	$179	$15	8%
Operating income	23	30	(7)	(23)%

Net sales. Our increase in net sales of 8 percent for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was driven by favorable currency translation of 7 percentage points and volume growth of 2 percent, offset by a 1 percentage point decrease in price/product mix due to core customer mix diversification.

Operating income. Our decrease in operating income of $7 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was driven by higher tapioca costs in the region partially offset by volume growth and favorable foreign exchange rates.

EMEA

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$152	$138	$14	10%
Operating income	31	28	3	11%

Net sales. Our increase in net sales of 10 percent for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was driven by a favorable currency translation of 5 percentage points, volume increase of 4 percent, and a 1 percentage point increase due to price/mix.

Operating income. Our increase in operating income of $3 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was driven primarily by an increase in volume and favorable currency translation.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2018 was $150 million, as compared to $131 million for the three months ended March 31, 2017. The increase in operating cash flow primarily reflects an increase in our net income, partially offset by the changes in our working capital.

Capital expenditures of $95 million for the three months ended March 31, 2018 are in line with our capital spending plan for the year. We anticipate that our capital expenditures and mechanical stores purchases will be approximately $330 million to $360 million for 2018.

As of March 31, 2018, there were borrowings of $165 million outstanding under the Term Loan and no borrowings outstanding under the revolving credit facility (the “Revolving Credit Agreement”).  We paid $230 million towards the Term Loan during the three months ended March 31, 2018.  In addition to the borrowing availability under the Revolving Credit Agreement, we have approximately $531 million of unused operating lines of credit in the various foreign countries in which we operate.

As of March 31, 2018, we had total debt outstanding of $1.7 billion, compared to $1.9 billion as of December 31, 2017.

As of March 31, 2018 our total debt consists of the following:

(in millions)
3.2% senior notes due October 1, 2026	$496
4.625% senior notes due November 1, 2020	399
6.625% senior notes due April 15, 2037	254
5.62% senior notes due March 25, 2020	200
Term loan credit agreement due April 25, 2019	165
Revolving credit facility	—
Fair value adjustment related to hedged fixed rate debt instruments	(2)
Long-term debt	1,512
Short-term borrowings	140
Total debt	$1,652

The weighted average interest rate on our total indebtedness was approximately 4.5 percent for the three months ended March 31, 2018, compared to 4.5 percent in the three months ended March 31, 2017.

On March 21, 2018, our Board of Directors declared a quarterly cash dividend of $0.60 per share of common stock. This dividend was paid on April 25, 2018 to stockholders of record at the close of business on April 2, 2018.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and financing activities for the foreseeable future.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes on foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $285 million of the total $407 million of cash and cash equivalents and short-term investments at March 31, 2018 was held by our operations outside of the U.S. We expect that available cash balances and credit facilities in the U.S., along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol. We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales. Unrealized gains and losses associated with marking our commodities-based derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). As of March 31, 2018, our accumulated other comprehensive loss account (“AOCI”) included $6 million of gains (net of an insignificant amount of tax) related to these derivative instruments. It is anticipated that $7 million of these gains (net of income taxes of $3 million) will be reclassified into earnings during the next 12 months. We expect the gains to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. As of March 31, 2018, we had foreign currency forward sales contracts with an aggregate notional amount of $438 million and foreign currency forward purchase contracts that are designated as fair value hedges with an aggregate notional amount of $133 million that hedged transactional exposures.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash flow hedges. As of March 31, 2018, AOCI included 2 million of gains (net of income taxes of $1 million) relating to these hedges.

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

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have any T-Locks outstanding as of March 31, 2018.

As of March 31, 2018, our AOCI account included $2 million of losses (net of income taxes of $1 million) related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that $1 million of these losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

As of March 31, 2018, we have an interest rate swap agreement that effectively converts the interest rates on $200 million of our $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. This swap agreement calls for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR rate plus a spread. We have designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for it as fair value hedge. The fair value of this interest rate swap agreement was a $2 million reduction to debt as of March 31, 2018 and is reflected in the Condensed Consolidated Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s adoption of the new revenue and pension standards.  There have been no other changes to our critical accounting policies and estimates during the three months ended March 31, 2018.

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

These statements are based on current circumstances or expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and are beyond our control. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, investors are cautioned that no assurance can be given that our expectations will prove correct.

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food, beverage, paper and corrugating, and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas; tariffs, duties, taxes and income tax rates; particularly recently enacted United States tax reform; operating difficulties; availability of raw materials, including potato starch, tapioca, gum arabic and the specific varieties of corn upon which some of our products are based; our ability to develop or acquire new products and services at rates or of qualities sufficient to meet expectations; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 55 to 56 in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2017 to March 31, 2018.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are a party to a large number of labor claims relating to our Brazilian operations. We have reserved an aggregate of approximately $5 million as of March 31, 2018 in respect of these claims. These labor claims primarily relate to dismissals, severance, health and safety, work schedules and salary adjustments.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
January 1 – January 31, 2018	—	—	—	3,702 shares
February 1 – February 28, 2018	—	—	—	3,702 shares
March 1 – March 31, 2018	—	—	—	3,702 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019. As of March 31, 2018, we have 3.7 million shares available for repurchase under the stock repurchase program.

ITEM 6

EXHIBITS

a)  Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

All other items hereunder are omitted because either such item is inapplicable or the response is negative.

EXHIBIT INDEX

Number	Description of Exhibit
10.29	Confidential Separation Agreement and General Release dated as of January 2, 2018 between the Company and Diane Frisch
10.30	Confidential Separation Agreement and General Release dated as of February 12, 2018 between the Company and Martin Sonntag
10.31	Letter of Agreement dated as of January 11, 2018 between the Company and Elizabeth Adefioye
10.32	Letter of Agreement dated as of January 31, 2018 between Singapore Pte Ltd. and Valdirene Bastos-Licht, as amended by Addendum dated as of February 23, 2018 and Addendum II dated as of March 23, 2018
10.32.1	Letter of Agreement dated as of January 31, 2018 between Singapore Pte Ltd. and Valdirene Bastos-Licht, as amended by Addendum dated as of February 23, 2018
10.32.2	Letter of Agreement dated as of January 31, 2018 between Singapore Pte Ltd. and Valdirene Bastos-Licht, as amended by Addendum II dated as of March 23, 2018
10.33	Letter of Agreement dated as of January 22, 2018 between the Company and Larry Fernandes
10.34	Letter of Agreement dated as of November 28, 2015 between the Company and Ernesto Peres Pousada, Jr.
10.35	Employment Agreement dated as of February 1, 2016 between Ingredion Brasil - Ingredientes Industrias LTDA. and Ernesto Peres Pousada, Jr.
10.36	Executive Severance and Non-Competition Agreement dated as of February 1, 2016 between Ingredion Brasil - Ingredientes Industrias LTDA. and Ernesto Peres Pousada, Jr.
10.37	Offer Letter of Agreement dated as of December 23, 2015 between from the Company and to Pierre Perez y Landazuri
10.38	Managing Director Service Agreement dated as of April 15, 2016 between Ingredion Germany GmbH and Pierre Perez y Landazuri
31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	May 4, 2018	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	May 4, 2018	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller