Form 10-Q
period 2018-06-30
Ingredion Inc
filed 2018-08-03
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2018
Common Stock, $.01 par value	71,027,153 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Net sales before shipping and handling costs	$1,608	$1,558	$3,189	$3,110
Less: shipping and handling costs	112	101	224	200
Net sales	1,496	1,457	2,965	2,910
Cost of sales	1,136	1,084	2,251	2,186
Gross profit	360	373	714	724

Operating expenses	161	158	317	308
Other income, net	(2)	(1)	(4)	(3)
Restructuring/impairment charges	8	6	11	16

Operating income	193	210	390	403

Financing costs, net	25	20	41	41
Other, non-operating income	(1)	(1)	(2)	(3)

Income before income taxes	169	191	351	365
Provision for income taxes	53	58	92	105
Net income	116	133	259	260
Less: Net income attributable to non-controlling interests	2	3	5	6
Net income attributable to Ingredion	$114	$130	$254	$254

Weighted average common shares outstanding:
Basic	71.9	71.8	72.1	72.0
Diluted	72.8	73.2	73.2	73.4

Earnings per common share of Ingredion:
Basic	$1.59	$1.81	$3.52	$3.53
Diluted	$1.57	$1.78	$3.47	$3.46

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net income	$116	$133	$259	$260
Other comprehensive (loss) income:
(Losses) gains on cash flow hedges, net of income tax effect of $5, $1, $ — and $4, respectively	(16)	3	1	8
(Gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $ —, $ —, $1 and $1, respectively	(1)	(2)	2	1
Actuarial gains (losses) on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $ —	—	1	(1)	1
Gains related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $ —	—	(1)	—	(1)
Unrealized gains on investments, net of income tax effect of $ —	—	1	1	1
Currency translation adjustment	(117)	(8)	(96)	32
Comprehensive (loss) income	(18)	127	166	302
Less: Comprehensive income attributable to non-controlling interests	—	3	1	6
Comprehensive (loss) income attributable to Ingredion	$(18)	$124	$165	$296

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except share and per share amounts)	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$359	$595
Short-term investments	6	9
Accounts receivable, net	909	961
Inventories	866	823
Prepaid expenses	30	27
Total current assets	2,170	2,415

Property, plant and equipment, net of accumulated depreciation of $3,003 and $2,991, respectively	2,161	2,217
Goodwill	794	803
Other intangible assets, net of accumulated amortization of $153 and $139, respectively	476	493
Deferred income tax assets	10	9
Other assets	137	143
Total assets	$5,748	$6,080

Liabilities and equity
Current liabilities:
Short-term borrowings	$133	$120
Accounts payable and accrued liabilities	749	837
Total current liabilities	882	957

Non-current liabilities	247	227
Long-term debt	1,530	1,744
Deferred income tax liabilities	202	199
Share-based payments subject to redemption	31	36

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	1,128	1,138
Less: Treasury stock (common stock: 6,791,995 and 5,815,904 shares at June 30, 2018 and December 31, 2017, respectively) at cost	(615)	(494)
Accumulated other comprehensive loss	(1,106)	(1,013)
Retained earnings	3,426	3,259
Total Ingredion stockholders’ equity	2,834	2,891
Non-controlling interests	22	26
Total equity	2,856	2,917
Total liabilities and equity	$5,748	$6,080

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2017	$1	$1,138	$(494)	$(1,013)	$3,259	$26	$36
Net income attributable to Ingredion					254
Net income attributable to non-controlling interests						5
Dividends declared					(88)	(4)
Repurchases of common stock			(141)
Share-based compensation, net of issuance		(6)	20				(5)
Other comprehensive loss				(93)		(4)
Other		(4)			1	(1)
Balance, June 30, 2018	$1	$1,128	$(615)	$(1,106)	$3,426	$22	$31

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2016	$1	$1,149	$(413)	$(1,071)	$2,899	$30	$30
Net income attributable to Ingredion					254
Net income attributable to non-controlling interests						6
Dividends declared					(73)	(11)
Repurchase of common stock			(123)
Share-based compensation, net of issuance		(8)	21				(3)
Other comprehensive income				42
Balance, June 30, 2017	$1	$1,141	$(515)	$(1,029)	$3,080	$25	$27

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
Cash provided by operating activities
Net income	$259	$260
Non-cash charges to net income:
Depreciation and amortization	107	103
Mechanical stores expense	29	28
Deferred income taxes	8	(2)
Charge for fair value markup of acquired inventory	—	9
Other	21	23
Changes in working capital:
Accounts receivable and prepaid expenses	(3)	7
Inventories	(73)	(36)
Accounts payable and accrued liabilities	(23)	(92)
Margin accounts	(4)	13
Other	31	(11)
Cash provided by operating activities	352	302

Cash used for investing activities
Capital expenditures and mechanical stores purchases, net of proceeds on disposals	(160)	(144)
Payments for acquisitions	—	(13)
Short-term investments	3	(8)
Other	2	—
Cash used for investing activities	(155)	(165)

Cash used for financing activities
Proceeds from borrowings	131	585
Payments on debt	(319)	(592)
Repurchases of common stock	(141)	(133)
Issuances of common stock for share-based compensation, net of settlements	(3)	5
Dividends paid, including to non-controlling interests	(92)	(83)
Cash used for financing activities	(424)	(218)

Effects of foreign exchange rate changes on cash	(9)	10

Decrease in cash and cash equivalents	(236)	(71)

Cash and cash equivalents, beginning of period	595	512

Cash and cash equivalents, end of period	$359	$441

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

The unaudited Condensed Consolidated Financial Statements included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2017 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2018 and 2017, and the financial position of the Company as of June 30, 2018. The results for the interim periods are not necessarily indicative of the results expected for the full years.

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

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Statements of Income:
Net sales before shipping and handling costs	$1,542	$1,558	$3,079	$3,110
Less: shipping and handling costs	85	101	169	200
Net sales	$1,457	$1,457	$2,910	$2,910

The Company used the full retrospective method, which requires the restatement of all previously presented financial results. The adoption of the new standard did not result in any retrospective changes to the Company’s Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, or the Condensed Consolidated Statements of Cash Flows.  For detailed information about the Company’s revenue recognition refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements.

ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715):

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This Update requires an entity to change the classification of the net periodic benefit cost for pension and postretirement plans within the statement of income by eliminating the ability to net all of the components of the costs together within operating income. The Update requires the service cost component to continue to be presented within operating income, classified within either cost of sales or operating expenses depending on the employees covered within the plan. The remaining components of the net periodic benefit cost, however, must be presented in the statement of income as a non-operating income (loss) below operating income. The Update was effective for annual periods beginning after December 15, 2017.

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

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Statements of Income:
Cost of sales	$1,084	$1,084	$2,185	$2,186
Gross profit	373	373	725	724
Operating expenses	157	158	306	308
Operating income	211	210	406	403
Other, non-operating income	—	(1)	—	(3)

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Operating income:
North America	$181	$180	$341	$338
South America	4	4	18	19
Asia Pacific	29	30	59	60
EMEA	29	29	57	57
Corporate	(22)	(23)	(42)	(44)
Subtotal	221	220	433	430
Total operating income	$211	$210	$406	$403

Adoption of Highly Inflationary Accounting in Argentina

ASC 830, Foreign Currency Matters requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. The Company has been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100 percent as of June 30, 2018. As a result, the Company elected to adopt highly inflationary accounting as of July 1, 2018 for its affiliate, Ingredion Argentina S.A. (“Argentina”). Under highly inflationary accounting, Argentina’s functional currency becomes the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings in financing costs.  As of June 30, 2018, Argentina had a small net peso monetary liability position.  Net sales of Argentina were less than four percent of the Company’s consolidated net sales for the six months ended June 30, 2018.

New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This Update increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet for leases longer than 12 months and disclosing key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The FASB also issued ASU 2018-11 to provide further updates and clarification to this Update. This Update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company currently plans to adopt the standard on January 1, 2019. Adoption will require a modified retrospective approach for the transition. The Company expects the adoption of the guidance in this Update to have a material impact on its Consolidated Balance Sheets as operating leases will be recognized both as assets and liabilities on the Consolidated Balance Sheets. The Company’s adoption process is ongoing, including evaluating and quantifying the impact on its consolidated financial statements, identifying the population of leases (and embedded leases), implementing a selected technology solution and collecting and validating lease data.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update modifies accounting guidance for hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess ineffectiveness. The intent is to simplify the application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of assessing the effects of these updates including potential changes to existing hedging arrangements, as well as the implementation approach for accounting for these changes. The Company intends to adopt this standard on January 1, 2019.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This Update allows for the reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income to retained earnings. Tax effects unrelated to the 2017 Tax Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact. The Company anticipates adopting this guidance at the earlier of January 1, 2019 or upon finalization of provisional amounts related to the TCJA.

3.      Acquisitions

On March 9, 2017, the Company completed its acquisition of Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand for $18 million. As of June 30, 2018, the Company has paid $16 million in cash and recorded $2 million in accrued liabilities for deferred payments due to the previous owner. The Company funded the acquisition primarily with cash on-hand. The acquisition of Sun Flour added a fourth manufacturing facility to the Company’s operations in Thailand. Sun Flour produces rice-based ingredients used primarily in the food industry. The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the Asia Pacific business segment, and $14 million of goodwill was allocated to that segment.

The Company finalized the purchase price allocation for all areas for the Sun Flour acquisition during the first quarter of 2018.  The finalization of goodwill and intangible assets did not have a significant impact on previously estimated amounts. The acquisition of Sun Flour added $15 million to goodwill and identifiable intangible assets and $3 million to net tangible assets as of the acquisition date.

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

The Company incurred immaterial pre-tax acquisition and integration costs for the six months ended June 30, 2018. The Company incurred $2 million of pre-tax acquisition and integration costs for the six months ended June 30, 2017 associated with its recent acquisitions.

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

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. These amounts are not significant as of June 30, 2018 and December 31, 2017. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied, therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

From time to time the Company may enter into long term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in other assets or accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were no significant contract assets or liabilities as of June 30, 2018 and December 31, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net sales to unaffiliated customers:
North America	$916	$905	$1,790	$1,786
South America	232	228	481	483
Asia Pacific	201	187	395	366
EMEA	147	137	299	275
Total	$1,496	$1,457	$2,965	$2,910

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Food	$799	$777	$1,583	$1,538
Beverage	165	168	331	329
Brewing	114	101	217	213
Food and Beverage Ingredients	1,078	1,046	2,131	2,080

Animal Nutrition	153	146	303	295
Other	265	265	531	535
Total Net sales	$1,496	$1,457	$2,965	$2,910

5.      Impairment and Restructuring Charges

For the three and six months ended June 30, 2018, the Company recorded $8 million and $11 million of pre-tax restructuring charges, respectively. During the second quarter of 2018, the Company introduced its Cost Smart program, designed to improve profitability, further streamline its global business and deliver increased value to shareholders through anticipated savings in cost of sales, including freight, and SG&A. The Company recorded $6 million of employee-related severance costs related to its Cost Smart SG&A program for the three and six months ended June 30, 2018 in its South America and North America segments. The Company also recorded other costs related to the Finance Transformation initiative of $2 million and $4 million for the three and six months ended June 30, 2018, respectively.  In addition, there were other restructuring costs related to the leaf extraction process in Brazil of $1 million for the six months ended June 30, 2018.

For the three and six months ended June 30, 2017, the Company recorded $6 million and $16 million, respectively, of net restructuring charges.  For the three and six months ended June 30, 2017, the Company recorded total pre-tax restructuring-related charges in Argentina of $6 million and $17 million, respectively, for employee-related severance and other costs related to an organizational restructuring effort. The Company recorded $1 million of other costs related to the Finance Transformation initiative in the three and six months ended June 30, 2017, respectively.   Additionally, for the three and six months ended June 30, 2017, the Company recorded a reduction in employee severance costs of $1 million and $2 million, respectively, related to the refinement of estimates for prior year restructuring activities.

A summary of the Company’s employee-related severance accrual as of June 30, 2018 is as follows (in millions):

Balance in employee-related severance accrual as of December 31, 2017	$11
Cost Smart severance	6
Payments made to terminated employees	(4)
Foreign exchange translation	(2)
Balance in employee-related severance accrual as of June 30, 2018	$11

Of the $11 million severance accrual as of June 30, 2018, $10 million is expected to be paid in the next 12 months.

On July 11, 2018, the Board of Directors authorized the cessation of wet-milling at the Stockton, California plant and the establishment of a shipping distribution station at that facility by the end of 2018, as part of the Cost Smart cost of sales program. The Company expects the cessation of wet-milling at the Stockton plant to result in up to $53 million of pre-tax restructuring-related charges in 2018. The Company expects fixed asset accelerated depreciation of $38 million and mechanical stores write-downs of up to $8 million to be incurred in the third and fourth quarters of 2018 as the manufacturing operations are wound down. Estimated pre-tax, employee-related severance and other restructuring costs associated with the closure are approximately $7 million, including employee-related severance of $3 million and other closing costs of $4 million. There were no restructuring charges related to the Stockton plant for the three or six months ended June 30, 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net sales to unaffiliated customers:
North America	$916	$905	$1,790	$1,786
South America	232	228	481	483
Asia Pacific	201	187	395	366
EMEA	147	137	299	275
Total	$1,496	$1,457	$2,965	$2,910

Operating income:
North America	$150	$180	$293	$338
South America	20	4	46	19
Asia Pacific	27	30	50	60
EMEA	29	29	60	57
Corporate	(25)	(23)	(48)	(44)
Subtotal	201	220	401	430
Restructuring/impairment charges	(8)	(6)	(11)	(16)
Acquisition/integration costs	—	—	—	(2)
Charge for fair value markup of acquired inventory	—	(4)	—	(9)
Total operating income	$193	$210	$390	$403

	As of	As of
(in millions)	June 30, 2018	December 31, 2017
Total assets
North America	$3,728	$3,967
South America	694	812
Asia Pacific	798	774
EMEA	528	527
Total	$5,748	$6,080

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

As of June 30, 2018, AOCI included $7 million of losses (net of income taxes of $5 million), pertaining to commodities-related derivative instruments designated as cash flow hedges. As of December 31, 2017, AOCI included $12 million of losses (net of tax of $7 million), pertaining to commodities-related derivative instruments designated as cash flow hedges.

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

Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of interest rate swaps and T-Locks. The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company also has an interest rate swap agreement that effectively converts the interest rates on $200 million of its $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. This swap agreement calls for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. LIBOR rate plus a spread. The Company has designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for it as a fair value hedge. The change in fair value of an interest rate swap designated as a hedging instrument that effectively offsets the variability in the fair value of outstanding debt obligations is reported in earnings. This amount offsets the gain or loss (the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (the hedged risk), which is also recognized in earnings. The fair value of the interest rate swap agreement as of

June 30, 2018, was a $3 million loss, and is reflected in the Condensed Consolidated Balance Sheets within non-current liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations. As of December 31, 2017, the fair value of the interest rate swap agreement was a $1 million gain, and is reflected in the Condensed Consolidation Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of hedged debt obligations. The Company did not have any T-Locks outstanding as of June 30, 2018 or December 31, 2017.

As of June 30, 2018, AOCI included $2 million of losses (net of income taxes of $1 million) related to settled T-Locks. As of December 31, 2017, AOCI included $2 million of losses (net of income taxes of $1 million) related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging: Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued. The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk. As of June 30, 2018, the Company had foreign currency forward sales contracts that are designated as fair value hedges with an aggregate notional amount of $426 million and foreign currency forward purchase contracts with an aggregate notional amount of $135 million that hedged transactional exposures. As of December 31, 2017, the Company had foreign currency forward sales contracts with an aggregate notional amount of $447 million and foreign currency forward purchase contracts with an aggregate notional amount of $121 million that hedged transactional exposures.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash flow hedges. As of June 30, 2018, AOCI included $1 million of losses (net of an insignificant amount of tax)  related to foreign currency derivative instruments. As of December 31, 2017, AOCI included $1 million of gains (net of income taxes of $1 million) related to these hedges.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments as of June 30, 2018
Derivatives Designated as Hedging Instruments (in millions):	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity and foreign currency	Accounts receivable, net	$12	Accounts payable and accrued liabilities	$22
Commodity, foreign currency and interest rate contracts	Other assets	1	Non-current liabilities	11
		$13		$33

	Fair Value of Derivative Instruments as of December 31, 2017
Derivatives Designated as Hedging Instruments (in millions):	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity and foreign currency	Accounts receivable, net	$11	Accounts payable and accrued liabilities	$23
Commodity, foreign currency and interest rate contracts	Other assets	3	Non-current liabilities	8
		$14		$31

As of June 30, 2018, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 61 million bushels of corn. The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales. As of June 30, 2018, the Company had no outstanding future or option contracts for soybean oil. The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 32 million mmbtu’s of natural gas at June 30, 2018. Additionally, as of June 30, 2018, the Company had outstanding ethanol futures contracts that hedged the forecasted sale of approximately 6 million gallons of ethanol.

Additional information relating to the Company’s derivative instruments is presented below:

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Three Months Ended	Three Months Ended	AOCI	Three Months Ended	Three Months Ended
(in millions, pre-tax)	June 30, 2018	June 30, 2017	into Income	June 30, 2018	June 30, 2017
Commodity contracts	$(17)	$4	Cost of sales	$2	$2
Foreign currency contracts	(4)	—	Net sales/Cost of sales	—	—
Interest rate contracts	—	—	Financing costs, net	(1)	—
Total	$(21)	$4		$1	$2

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Six Months Ended	Six Months Ended	AOCI	Six Months Ended	Six Months Ended
(in millions, pre-tax)	June 30, 2018	June 30, 2017	into Income	June 30, 2018	June 30, 2017
Commodity contracts	$3	$11	Cost of sales	$(3)	$(1)
Foreign currency contracts	(2)	1	Net sales/Cost of sales	1	—
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$1	$12		$(3)	$(2)

As of June 30, 2018, AOCI included $6 million of losses (net of income taxes of $2 million) on commodities-related derivative instruments designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivative gains to earnings include the sale of finished goods inventory, which includes previously hedged purchases of corn, natural gas, and ethanol. The Company expects the losses to be offset by changes in the underlying commodities costs. Additionally, as of June 30, 2018, AOCI included $1 million of losses (net of an insignificant amount of taxes) on settled T-Locks and an insignificant amount of losses related to foreign currency hedges which are expected to be reclassified into earnings during the next 12 months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of June 30, 2018				As of December 31, 2017
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$10	$10	$—	$—	$10	$10	$—	$—
Derivative assets	13	2	11	—	14	3	11	—
Derivative liabilities	33	14	19	—	31	11	20	—
Long-term debt	1,592	—	1,592	—	1,845	—	1,845	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of

June 30, 2018, the carrying value and fair value of the Company’s long-term debt were $1.5 billion and $1.6 billion, respectively.

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

The Company granted non-qualified options to purchase 215 thousand shares and 278 thousand shares for the six months ended June 30, 2018 and 2017, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
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

Stock option activity for the six months ended June 30, 2018 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2017	2,095	$71.81	5.87	$142
Granted	215	133.61
Exercised	(122)	45.44
Cancelled	(11)	82.53
Outstanding as of June 30, 2018	2,177	$79.34	5.94	$75
Exercisable as of June 30, 2018	1,688	$67.14	5.37	$74

For the six months ended June 30, 2018, cash received from the exercise of stock options was $6 million. As of June 30, 2018, the unrecognized compensation cost related to non-vested stock options totaled $5 million, which is expected to be amortized over the weighted-average period of approximately 1.8 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share)	2018	2017	2018	2017
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$24.01	$23.90
Total intrinsic value of stock options exercised	3	5	11	12

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

The following table summarizes RSU activity for the six months ended June 30, 2018:

(RSUs in thousands)	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 31, 2017	387	$100.13
Granted	106	131.00
Vested	(124)	83.37
Cancelled	(10)	112.90
Non-vested as of June 30, 2018	359	$114.57

As of June 30, 2018, the total remaining unrecognized compensation cost related to RSUs was $20 million, which will be amortized over a weighted average period of approximately 2.0 years.

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

For the six months ended June 30, 2018 the Company awarded 27 thousand performance shares at a weighted average fair value of $141.91 per share, respectively.

The 2015 performance share awards vested in the first quarter of 2018, achieving a 200 percent pay out of the grant, or 92 thousand total vested shares. There were four thousand performance share cancellations during the six months ended June 30, 2018.

As of June 30, 2018, the unrecognized compensation cost related to these awards was $4 million, which will be amortized over the remaining requisite service periods of 1.9 years.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Stock options:
Pre-tax compensation expense	$2	$2	$3	$4
Income tax benefit	(1)	—	(1)	(1)
Stock option expense, net of income taxes	1	2	2	3

RSUs:
Pre-tax compensation expense	3	3	6	6
Income tax benefit	—	(1)	(1)	(2)
RSUs, net of income taxes	3	2	5	4

Performance shares and other share-based awards:
Pre-tax compensation expense	1	1	2	3
Income tax benefit	—	—	—	(1)
Performance shares and other share-based compensation expense, net of income taxes	1	1	2	2

Total share-based compensation:
Pre-tax compensation expense	6	6	11	13
Income tax benefit	(1)	(1)	(2)	(4)
Total share-based compensation expense, net of income taxes	$5	$5	$9	$9

9.      Net Periodic Pension and Postretirement Benefit Costs

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 10 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, the Company adopted ASU No. 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  As a result, the interest cost, expected return on plan assets and amortization of actuarial loss components of net periodic benefit cost for the Company’s pension plans and other postretirement plans are presented as other, non-operating income on the Condensed Consolidated Statements of Income.  There is no change to the presentation of the service cost component of net periodic benefit cost.

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$2	$2	$1	$1	$3	$3	$2	$2
Interest cost	3	3	2	3	6	6	5	5
Expected return on plan assets	(5)	(5)	(3)	(2)	(10)	(10)	(5)	(5)
Amortization of actuarial loss	—	—	1	—	—	—	1	1
Net periodic benefit cost	$—	$—	$1	$2	$(1)	$(1)	$3	$3

The Company currently anticipates that it will make approximately $5 million in cash contributions to its pension plans in 2018, consisting of $3 million to its non-U.S. pension plans and $2 million to its U.S. pension plans. For the six months ended June 30, 2018, cash contributions of approximately $1  million were made to the non-U.S. plans and less than $1 million to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service Cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Amortization of prior service credit	—	(1)	(1)	(2)
Net periodic benefit cost	$1	$—	$1	$—

10.      Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$114	71.9	$1.59	$130	71.8	$1.81

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.9			1.4
Diluted EPS	$114	72.8	$1.57	$130	73.2	$1.78

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$254	72.1	$3.52	$254	72.0	$3.53

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.1			1.4
Diluted EPS	$254	73.2	$3.47	$254	73.4	$3.46

For the three and six months ended June 30, 2018, approximately 0.6 million and 0.3 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2017, approximately 0.3 million share-based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

11.     Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	June 30, 2018	December 31, 2017
Finished and in process	$506	$495
Raw materials	309	278
Manufacturing supplies and other	51	50
Total inventories	$866	$823

12.     Debt

As of June 30, 2018 and December 31, 2017, the Company’s total debt consisted of the following:

	As of	As of
(in millions)	June 30, 2018	December 31, 2017
3.2% senior notes due October 1, 2026	$496	$496
4.625% senior notes due November 1, 2020	399	398
6.625% senior notes due April 15, 2037	254	254
5.62% senior notes due March 25, 2020	200	200
Term loan credit agreement due April 25, 2019	165	395
Revolving credit facility	19	—
Fair value adjustment related to hedged fixed rate debt instruments	(3)	1
Long-term debt	1,530	1,744
Short-term borrowings	133	120
Total debt	$1,663	$1,864

The Company’s long-term debt as of June 30, 2018 includes the Term Loan Credit Agreement (“Term Loan”) of $165 million that matures on April 25, 2019. This borrowing is included in the long-term debt as the Company has the ability and intent to refinance it on a long-term basis prior to the maturity date. The Company paid $230 million towards the Term Loan in the six months ended June 30, 2018.

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

(in millions)
One-time transition tax	$21
Remeasurement of deferred tax assets and liabilities	(38)
Net impact of provision for taxes on unremitted earnings	33
Other items, net	7
Net impact of the TCJA on 2017 income tax expense	$23

The Company may update its estimate in 2018 as additional information, including guidance from federal and state regulatory agencies, becomes available and the Company finalizes its computations, which are complex and subject to interpretation. Any adjustment to these provisional tax amounts will be recorded in the quarter of 2018 in which its analysis is completed. The Company has not made any adjustments to the provisional tax amounts for the three and six months ended June 30, 2018.

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

14.     Accumulated Other Comprehensive Loss

The following is a summary of net changes in accumulated other comprehensive loss by component and net of tax for the six months ended June 30, 2018 and 2017:

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(951)	$(13)	$(51)	$2	$(1,013)
Other comprehensive (loss) income before reclassification adjustments	(96)	1	(1)	1	(95)
Amount reclassified from accumulated OCI	—	3	—	—	3
Tax provision	—	(1)	—	—	(1)
Net other comprehensive (loss) income	(96)	3	(1)	1	(93)
Balance, June 30, 2018	$(1,047)	$(10)	$(52)	$3	$(1,106)

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(1,008)	$(7)	$(56)	$—	$(1,071)
Other comprehensive income before reclassification adjustments	32	12	1	1	46
Amount reclassified from accumulated OCI	—	2	(1)	—	1
Tax provision	—	(5)	—	—	(5)
Net other comprehensive income	32	9	—	1	42
Balance, June 30, 2017	$(976)	$2	$(56)	$1	$(1,029)

The following table provides detail pertaining to reclassifications from AOCI into net income for the periods presented:

	Three Months Ended		Six Months Ended		Affected Line Item in
	June 30,		June 30,		Condensed Consolidated
(in millions)	2018	2017	2018	2017	Statements of Income
Gains (losses) on cash flow hedges:
Commodity contracts	$2	$2	$(3)	$(1)	Cost of sales
Foreign currency contracts	—	—	1	—	Net sales/cost of sales
Interest rate contracts	(1)	—	(1)	(1)	Financing costs, net
Gains related to pension and other postretirement obligations	—	1	—	1
Total before-tax reclassifications	$1	$3	$(3)	$(1)
Tax provision	—	—	1	1
Total after-tax reclassifications	$1	$3	$(2)	$—

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

Net sales grew in the three and six months ended June 30, 2018 compared to 2017, while operating income and net income declined versus the three and six months ended June 30, 2017. Our decline in earnings was driven principally by performance in our North America segment due to higher production and freight costs and lower sweetener and industrial starch demand in U.S./Canada. In addition, lower Asia Pacific operating income due primarily to higher tapioca costs was partially offset by operating income growth in our South America and EMEA segments.

In July 2018, the Company announced a $125 million savings target for its Cost Smart program, designed to improve profitability, further streamline its global business, and deliver increased value to shareholders. The Company is setting forth Cost Smart savings targets to include an anticipated $75 million in cost of sales savings, including freight, and $50 million in anticipated SG&A savings by year-end 2021.

Additionally, on July 11, 2018, the Board of Directors authorized the cessation of wet-milling at the Stockton, California plant and the establishment of a shipping distribution station at that facility by the end of 2018, as part of the Cost Smart cost of sales program. We expect the cessation of wet-milling at the Stockton plant to result in up to $53 million of pre-tax restructuring-related charges in 2018. We expect fixed asset accelerated depreciation of $38 million and mechanical stores write-downs of up to $8 million to be incurred in the third and fourth quarters of 2018 as the manufacturing operations are wound down. Estimated pre-tax, employee-related severance and other restructuring costs associated with the closure are estimated to be $7 million, including employee-related severance of $3 million and other closing costs of $4 million. There were no restructuring charges related to the Stockton plant for the three or six months ended June 30, 2018.

During the second quarter of 2018, we recorded $8 million of pre-tax restructuring charges. Employee-related severance costs associated with the Cost Smart SG&A program were $6 million. We also recorded $2 million in other restructuring related costs related to our Finance Transformation initiative.

Our cash provided by operating activities increased to $352 million for the six months ended June 30, 2018 from $302 million in the year-earlier period, including one-time net tax receipts of $89 million, included within working capital changes, primarily as a result of the 2017 Tax Cuts and Jobs Act and the U.S.-Canada tax settlement. Our cash used for financing activities was $424 million during the six months ended June 30, 2018, primarily due to debt repayments on the Term Loan Credit Agreement (“Term Loan”) of approximately $230 million during the first quarter of 2018 and the repurchase of approximately 1.25 million shares of our common stock in open market transactions for $141 million during the second quarter of 2018.

Looking ahead, in North America, we expect full year operating income to be lower than the prior year given higher freight and production costs.  In South America, we expect operating income to improve over the prior year driven by volume recovery and favorable raw material prices. We expect operating income to be flat to down in Asia Pacific due to prolonged higher tapioca costs.  We expect operating income growth in EMEA in 2018.

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

For the Three Months Ended June 30, 2018

With Comparatives for the Three Months Ended June 30, 2017

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales	$1,496	$1,457	$39	3%
Cost of sales	1,136	1,084	(52)	(5)%
Gross profit	360	373	(13)	(3)%

Operating expenses	161	158	(3)	(2)%
Other income, net	(2)	(1)	1	100%
Restructuring/impairment charges	8	6	(2)	(33)%

Operating income	193	210	(17)	(8)%

Financing costs, net	25	20	(5)	(25)%
Other, non-operating income	(1)	(1)	—	—%

Income before income taxes	169	191	(22)	(12)%
Provision for income taxes	53	58	5	9%
Net income	116	133	(17)	(13)%
Less: Net income attributable to non-controlling interests	2	3	1	33%
Net income attributable to Ingredion	$114	$130	$(16)	(12)%

Net income attributable to Ingredion.  Net income attributable to Ingredion for the three months ended June 30, 2018 decreased by 12 percent to $114 million from $130 million for the three months ended June 30, 2017.

Results for the second quarter of 2018 include after-tax costs of $5 million of net restructuring costs primarily associated with our Cost Smart SG&A program and Finance Transformation initiative and $2 million of interest penalty associated with the final tax settlement between the U.S. and Canada.  Results for the second quarter of 2017 include after-tax costs of $5 million of net restructuring costs primarily associated with our restructuring effort in Argentina and $3 million related to the flow-through of costs primarily associated with the sale of TIC Gums inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules.

Net sales. Our net sales for the second quarter of 2018 of $1.5 billion increased by 3 percent compared to the three months ended June 30, 2017. The increase was driven primarily by volume growth of 3 percent and increased price/product mix of 1 percentage point, offset by unfavorable currency translation of 1 percentage point.

Cost of sales. Cost of sales was $1.1 billion for the three months ended June 30, 2018 and 2017. Our gross profit margin was 24 percent for the three months ended June 30, 2018, down from 26 percent for the three months ended June 30, 2017. Gross profit margin decreased primarily due to higher freight and production costs in our North America segment and higher tapioca costs in Thailand.

Operating expenses.  Operating expenses for the second quarter of 2018 increased to  $161 million from $158 million last year. This increase was primarily driven by higher employee costs. Operating expenses, as a percentage of net sales were flat at 11 percent for the three months ended June 30, 2018 and 2017.

Financing costs, net. Financing costs for the three months ended June 30, 2018 increased to $25 million from $20 million for the three months ended June 30, 2017, primarily due to foreign exchange losses.

Provision for income taxes.  The effective tax rate was 31.4 percent for the three months ended June 30, 2018. We use the U.S. Dollar as the functional currency for our subsidiaries in Mexico. In the three months ended June 30, 2018, the effective tax rate was increased by 2.8 percent due to the devaluation of the Mexican Peso versus the U.S. Dollar.  In addition, we increased the valuation allowance on the net deferred tax assets of a foreign subsidiary. As a result, in the three months ended June 30, 2018, the effective tax rate was increased by 0.6 percent.

The above unfavorable items were offset by the provisions of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017. The TCJA introduced numerous changes in the U.S. federal tax laws. Changes that have a significant impact on our effective tax rate are a reduction in the U.S. corporate tax rate from 35 percent to 21 percent; elimination of federal income tax on dividends from our foreign subsidiaries, and the imposition of a U.S. tax on our global intangible low-taxed income (“GILTI”). The TCJA also eliminated the domestic production activities deduction for years beginning after December 31, 2017.

The effective income tax rate was 30.4 percent for the three months ended June 30, 2017. Our effective income tax rate for the three months ended June 30, 2017 was reduced by 0.9 percent due to the revaluation of the Mexican Peso versus the U.S. Dollar. In addition, we increased the valuation allowance on the net deferred tax assets of a foreign subsidiary. As a result, in the three months ended June 30, 2017, the effective tax rate was increased by 2.8 percent.  The above tax items were offset by individually insignificant items.

Segment Results

North America

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$916	$905	$11	1%
Operating income	150	180	(30)	(17)%

Net sales. Our increase in net sales of 1 percent for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily driven by a 1 percent volume increase and 1 percent favorable foreign currency offset by 1 percentage point unfavorable impact in price/product mix driven by increased freight costs.

Operating income. Our decrease in operating income of $30 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily driven by increased production and freight costs and lower U.S./Canada sweetener and industrial starch demand.

South America

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$232	$228	$4	2%
Operating income	20	4	16	400%

Net sales. Our increase in net sales of 2 percent for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily driven by a 8 percentage point favorable impact from price/product mix driven by pass through of foreign currency devaluations and 8 percent volume growth, offset by 14 percent unfavorable foreign currency driven by the weaker Argentine peso and Brazilian real.

Operating income. Our increase in operating income of $16 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017,  was primarily driven by volume growth, improved operational efficiencies, the lapping of our 2017 Argentina manufacturing optimization project and a modestly improving macroeconomic environment.

Asia Pacific

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$201	$187	$14	7%
Operating income	27	30	(3)	(10)%

Net sales. Our increase in net sales of 7 percent for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, was primarily driven by favorable currency translation of 4 percentage points, a 2 percentage point increase in price/product mix due to core customer mix diversification and 1 percent volume growth.

Operating income. Our decrease in operating income of $3 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily driven by a lag in the pass through of higher tapioca costs partially offset by volume growth and favorable foreign exchange rates.

EMEA

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$147	$137	$10	7%
Operating income	29	29	—	—%

Net sales. Our increase in net sales of 7 percent for the three months ended June 30, 2018 compared to the three months June 30, 2017, was primarily driven by a volume increase of 9 percent offset by a 1 percentage point decrease due to price/product mix and an unfavorable currency translation of 1 percentage point.

Operating income. Our operating income remained flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as a result of volume growth being offset by unfavorable currency translation driven by the weaker Pakistani rupee and higher raw material costs in Pakistan.

For the Six Months Ended June 30, 2018

With Comparatives for the Six Months Ended June 30, 2017

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales	$2,965	$2,910	$55	2%
Cost of sales	2,251	2,186	(65)	(3)%
Gross profit	714	724	(10)	(1)%

Operating expenses	317	308	(9)	(3)%
Other income, net	(4)	(3)	1	33%
Restructuring/impairment charges	11	16	5	31%

Operating income	390	403	(13)	(3)%

Financing costs, net	41	41	—	—%
Other, non-operating income	(2)	(3)	(1)	(33)%

Income before income taxes	351	365	(14)	(4)%
Provision for income taxes	92	105	13	12%
Net income	259	260	(1)	—%
Less: Net income attributable to non-controlling interests	5	6	1	17%
Net income attributable to Ingredion	$254	$254	$—	—%

Net income attributable to Ingredion. Net income attributable to Ingredion for the six months ended June 30, 2018 remained flat at $254 million compared to the six months ended June 30, 2017.

Our results for the six months ended June 30, 2018 include after-tax restructuring charges of $8 million consisting of $4 million of employee-related severance costs associated with the Cost Smart SG&A program, $3 million of other restructuring costs related to the Finance Transformation initiative and $1 million of costs related to our leaf extraction process in Brazil.    Results for the six months ended June 30, 2017 include after-tax costs of $16 million of net restructuring costs primarily associated with our restructuring effort in Argentina, $6 million related to the flow-through of costs primarily associated with the sale of TIC Gums inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules, and $1 million associated with the integration of acquired operations.

Net sales. Our increase in net sales of 2 percent for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, was primarily driven by volume growth of 2 percent.

Cost of sales. Cost of sales for the six months ended June 30, 2018 increased to $2.3 billion from $2.2 billion for the six months ended June 30, 2017. Our gross profit margin was 24 percent for the six months ended June 30, 2018, down from 25 percent compared to the six months ended June 30, 2017. The gross profit margin decreased primarily due to higher freight and production costs in our North America segment and higher tapioca costs in Thailand.

Operating expenses.  Our operating expenses increased 3 percent to $317 million for the six months ended June 30, 2018 as compared to $308 million for the six months ended June 30, 2017.  The increase was primarily driven by higher employee costs. Operating expenses, as a percentage of net sales, were flat at 11 percent for the six months ended June 30, 2018 and 2017.

Financing costs, net. Financing costs for the six months ended June 30, 2018 remained flat compared to the six months ended June 30, 2017, primarily due to a decrease in interest expense as a result of lower debt balances offset by foreign exchange losses.

Provision for income taxes.  The effective income tax rate for the six months ended June 30, 2018 was 26.2 percent. We use the U.S. Dollar as the functional currency for our subsidiaries in Mexico. In the six months ended June 30, 2018, the effective tax rate was increased by 0.1 percent due to the devaluation of the Mexican Peso versus the U.S. Dollar. In addition, we increased the valuation allowance on the net deferred tax assets of a foreign subsidiary. As a result, in the six months ended June 30, 2018, the effective tax rate was increased by 0.3 percent.

The above unfavorable items were offset by the provisions of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017. The TCJA introduced numerous changes in the U.S. federal tax laws. Changes that have a significant impact on our effective tax rate are a reduction in the U.S. corporate tax rate from 35 percent to 21 percent; elimination of federal income tax on dividends from our foreign subsidiaries, and the imposition of a U.S. tax on our global intangible low-taxed income (“GILTI”). The TCJA also eliminated the domestic production activities deduction for years beginning after December 31, 2017.

The effective income tax rate for the six months ended June 30, 2017 was 28.8 percent. Our effective income tax rate for the six months ended June 30, 2017 was reduced by 2.0 percent, due to the revaluation of the Mexican Peso versus the U.S. Dollar. In addition, we increased the valuation allowance on the net deferred tax assets of a foreign subsidiary. As a result, in the six months ended June 30, 2017, the effective tax rate was increased by 1.7 percent. The above tax items were offset by individually insignificant items.

Segment Results

North America

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$1,790	$1,786	$4	—%
Operating income	293	338	(45)	(13)%

Net sales. Our net sales remained relatively flat for six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily driven by volume increases of 1 percent which were offset by a 1 percentage point unfavorable impact in price/product mix driven by increased freight and production costs.

Operating income. Our operating income decreased $45 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017,  primarily driven by increased production and freight costs, lower U.S./Canada sweetener and industrial starch demand and commodity pricing pressures.

South America

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$481	$483	$(2)	—%
Operating income	46	19	27	142%

Net sales. Our net sales remained relatively flat for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Volume growth of 7 percent and a 4 percentage point favorable impact from price/product mix was offset by an 11 percentage point unfavorable foreign currency translation driven by the weaker Argentine peso and Brazilian real.

Operating income. Our increase in operating income of $27 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily driven by volume growth, improved operational efficiencies, the lapping of our 2017 Argentina manufacturing optimization project and a modestly improving macroeconomic environment.

Asia Pacific

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$395	$366	$29	8%
Operating income	50	60	(10)	(17)%

Net sales. Our net sales increased 8 percent for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017,  primarily driven by favorable currency translation of 6 percentage points, volume growth of 1 percent and a 1 percentage point increase in price/product mix due to core customer mix diversification.

Operating income. Our operating income decreased $10 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017,  primarily driven by a lag in the pass through of higher tapioca costs partially offset by volume growth and favorable foreign exchange rates.

EMEA

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$299	$275	$24	9%
Operating income	60	57	3	5%

Net sales. Our net sales increased 9 percent for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase was primarily driven by volume growth of 6 percent and favorable currency translation of 3 percentage points.

Operating income. Our operating income increased $3 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017,  primarily driven by volume growth offset by higher raw material costs in Pakistan.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2018 was  $352 million, as compared to $302 million for the six months ended June 30, 2017. The increase in operating cash flow includes one-time net tax receipts of $89 million primarily as a result of the 2017 Tax Cuts and Jobs Act and the U.S.-Canada tax settlement.

Capital expenditures and mechanical store purchases of $160 million for the six months ended June 30, 2018 are in line with our capital spending plan for the year. We anticipate that our capital expenditures and mechanical stores purchases will be approximately $330 million to $360 million for 2018.

As of June 30, 2018, there were borrowings of $165 million outstanding under the Term Loan and borrowings of $19 million outstanding under the revolving credit facility (the “Revolving Credit Agreement”). We paid $230 million towards the Term Loan during the six months ended June 30, 2018.  In addition to the borrowing availability under the Revolving Credit Agreement, we have approximately $485 million of unused operating lines of credit in the various foreign countries in which we operate.

As of June 30, 2018, we had total debt outstanding of $1.7 billion, compared to $1.9 billion as of December 31, 2017.

As of June 30, 2018 our total debt consists of the following:

(in millions)
3.2% senior notes due October 1, 2026	$496
4.625% senior notes due November 1, 2020	399
6.625% senior notes due April 15, 2037	254
5.62% senior notes due March 25, 2020	200
Term loan credit agreement due April 25, 2019	165
Revolving credit facility	19
Fair value adjustment related to hedged fixed rate debt instruments	(3)
Long-term debt	1,530
Short-term borrowings	133
Total debt	$1,663

The weighted average interest rate on our total indebtedness was approximately 4.8 percent for the six months ended June 30, 2018, compared to 4.3 percent in the six months ended June 30, 2017.

On May 16, 2018, our Board of Directors declared a quarterly cash dividend of $0.60 per share of common stock. This dividend was paid on July 25, 2018 to stockholders of record at the close of business on July 2, 2018.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and financing activities for the foreseeable future.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes on foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $351 million of the total $365 million of cash and cash equivalents and short-term investments at June 30, 2018 was held by our operations outside of the U.S. We expect that available cash balances and credit facilities in the U.S., along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol. We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). As of June 30, 2018, our accumulated other comprehensive loss account (“AOCI”) included $7 million of losses (net of income taxes of $5 million) related to these derivative instruments. It is anticipated that $6 million of these losses (net of income taxes of $2 million) will be reclassified into earnings during the next 12 months. We expect the losses to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. As of June 30, 2018, we had foreign currency forward sales contracts with an aggregate notional amount of $426 million and foreign currency forward purchase contracts that are designated as fair value hedges with an aggregate notional amount of $135 million that hedged transactional exposures.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash flow hedges. As of June 30, 2018, AOCI included $1 million of losses (net of an insignificant amount of taxes) relating to these hedges.

We have significant operations in Argentina. Historically, we have utilized the official exchange rate published by the Argentine government for remeasurement purposes. Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to U.S. dollars at rates less favorable than the official rate, although the difference in rates has decreased significantly from past levels. We have been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100 percent as of June 30, 2018. As a result, we elected to adopt highly inflationary accounting as of July 1, 2018 for our affiliate, Ingredion Argentina S.A. (“Argentina”). Under highly inflationary accounting, Argentina’s functional currency becomes the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings in financing costs. As of June 30, 2018, Argentina had a small net peso monetary liability position.  Net sales of Argentina were less than four percent of our consolidated net sales for the six months ended June 30, 2018.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have any T-Locks outstanding as of June 30, 2018.

As of June 30, 2018, our AOCI account included $2 million of losses (net of income taxes of $1 million) related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that $1 million of these losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

As of June 30, 2018, we have an interest rate swap agreement that effectively converts the interest rates on $200 million of our $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. This swap agreement calls for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR rate plus a spread. We have designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for it as fair value hedge. The fair value of the interest rate swap agreement as of June 30, 2018 was a $3 million loss, and is reflected in the Condensed Consolidated Balance Sheets within non-current liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s adoption of the new revenue and pension standards.  There have been no other changes to our critical accounting policies and estimates during the three and six months ended June 30, 2018.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food, beverage, paper and corrugating, and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas; tariffs, duties, taxes and income tax rates; particularly recently enacted United States tax reform; operating difficulties; availability of raw materials, including potato starch, tapioca, gum arabic and the specific varieties of corn upon which some of our products are based; our ability to develop or acquire new products and services at rates or of qualities sufficient to meet expectations; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to achieve expected cost savings under our Cost Smart program; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 55 to 56 in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2017 to June 30, 2018.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are a party to a large number of labor claims relating to our Brazilian operations. We have reserved an aggregate of approximately $4 million as of June 30, 2018 in respect of these claims. These labor claims primarily relate to dismissals, severance, health and safety, work schedules and salary adjustments.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
April 1 – April 30, 2018	—	—	—	3,702 shares
May 1 – May 31, 2018	1,250	112.91	1,250	2,452 shares
June 1 – June 30, 2018	—	—	—	2,452 shares
Total	1,250	112.91	1,250

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019. As of June 30, 2018, we have 2.5 million shares available for repurchase under the stock repurchase program.

ITEM 6

EXHIBITS

a)  Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

All other items hereunder are omitted because either such item is inapplicable or the response is negative.

EXHIBIT INDEX

Number	Description of Exhibit
10.17	Form of Amended and Restated Executive Severance Agreement entered into by James P. Zallie, Christine M. Castellano, Anthony P. DeLio, James D. Gray, Jorgen Kokke and Robert J. Stefansic.
10.18	Form of Executive Severance Agreement entered into by Elizabeth Adefioye, Valdirene Bastos-Licht, Larry Fernandes and Pierre Perez y Landazuri
31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	August 3, 2018	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	August 3, 2018	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller