Form 10-Q
period 2018-09-30
Ingredion Inc
filed 2018-11-02
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 31, 2018
Common Stock, $.01 par value	70,703,824 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Net sales before shipping and handling costs	$1,563	$1,591	$4,752	$4,701
Less: shipping and handling costs	113	106	337	306
Net sales	1,450	1,485	4,415	4,395
Cost of sales	1,116	1,097	3,367	3,283
Gross profit	334	388	1,048	1,112

Operating expenses	148	154	465	462
Other income, net	(3)	(4)	(7)	(7)
Restructuring/impairment charges	34	7	45	23

Operating income	155	231	545	634

Financing costs, net	24	16	65	57
Other, non-operating income	(1)	(2)	(3)	(5)

Income before income taxes	132	217	483	582
Provision for income taxes	34	48	126	153
Net income	98	169	357	429
Less: Net income attributable to non-controlling interests	3	3	8	9
Net income attributable to Ingredion	$95	$166	$349	$420

Weighted average common shares outstanding:
Basic	71.2	71.9	71.8	72.0
Diluted	71.9	73.3	72.7	73.4

Earnings per common share of Ingredion:
Basic	$1.33	$2.31	$4.86	$5.83
Diluted	$1.32	$2.26	$4.80	$5.72

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net income	$98	$169	$357	$429
Other comprehensive income:
Losses on cash flow hedges, net of income tax effect of $ —, $6, $ — and $2, respectively	(2)	(10)	(1)	(2)
Losses on cash flow hedges reclassified to earnings, net of income tax effect of $ —, $1, $1 and $ —, respectively	2	—	4	1
Actuarial (losses) gains on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $ — for all periods presented	—	—	(1)	1
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $ — for all periods presented	—	—	—	(1)
Unrealized (losses) gains on investments, net of income tax effect of $ — for all periods presented	(1)	—	—	1
Currency translation adjustment	(17)	30	(113)	62
Comprehensive income	80	189	246	491
Less: Comprehensive income attributable to non-controlling interests	3	3	4	9
Comprehensive income attributable to Ingredion	$77	$186	$242	$482

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except share and per share amounts)	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$431	$595
Short-term investments	6	9
Accounts receivable, net	865	961
Inventories	852	823
Prepaid expenses	36	27
Total current assets	2,190	2,415

Property, plant and equipment, net of accumulated depreciation of $3,070 and $2,991, respectively	2,146	2,217
Goodwill	792	803
Other intangible assets, net of accumulated amortization of $160 and $139, respectively	468	493
Deferred income tax assets	11	9
Other assets	144	143
Total assets	$5,751	$6,080

Liabilities and equity
Current liabilities:
Short-term borrowings	$111	$120
Accounts payable and accrued liabilities	764	837
Total current liabilities	875	957

Non-current liabilities	233	227
Long-term debt	1,559	1,744
Deferred income tax liabilities	195	199
Share-based payments subject to redemption	32	36

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	1,131	1,138
Less: Treasury stock (common stock: 7,117,938 and 5,815,904 shares at September 30, 2018 and December 31, 2017, respectively) at cost	(650)	(494)
Accumulated other comprehensive loss	(1,131)	(1,013)
Retained earnings	3,484	3,259
Total Ingredion stockholders’ equity	2,835	2,891
Non-controlling interests	22	26
Total equity	2,857	2,917
Total liabilities and equity	$5,751	$6,080

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2017	$1	$1,138	$(494)	$(1,013)	$3,259	$26	$36
Net income attributable to Ingredion					349
Net income attributable to non-controlling interests						8
Dividends declared					(131)	(7)
Repurchases of common stock			(177)
Share-based compensation, net of issuance		(3)	21				(4)
Other comprehensive loss				(111)		(4)
Other		(4)		(7)	7	(1)
Balance, September 30, 2018	$1	$1,131	$(650)	$(1,131)	$3,484	$22	$32

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2016	$1	$1,149	$(413)	$(1,071)	$2,899	$30	$30
Net income attributable to Ingredion					420
Net income attributable to non-controlling interests						9
Dividends declared					(116)	(12)
Repurchases of common stock			(123)
Share-based compensation, net of issuance		(9)	32				—
Other comprehensive income				62
Balance, September 30, 2017	$1	$1,140	$(504)	$(1,009)	$3,203	$27	$30

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Cash provided by operating activities
Net income	$357	$429
Non-cash charges to net income:
Depreciation and amortization	188	156
Mechanical stores expense	43	42
Deferred income taxes	(20)	(20)
Charge for fair value markup of acquired inventory	—	9
Other	33	32
Changes in working capital:
Accounts receivable and prepaid expenses	14	15
Inventories	(73)	(33)
Accounts payable and accrued liabilities	(1)	(92)
Margin accounts	6	10
Other	32	(24)
Cash provided by operating activities	579	524

Cash used for investing activities
Capital expenditures and mechanical stores purchases, net of proceeds on disposals	(234)	(222)
Payments for acquisitions	—	(13)
Short-term investments	2	(9)
Other	2	—
Cash used for investing activities	(230)	(244)

Cash used for financing activities
Proceeds from borrowings	272	1,085
Payments on debt	(453)	(1,164)
Repurchases of common stock	(177)	(134)
Issuances of common stock for share-based compensation, net of settlements	(2)	14
Dividends paid, including to non-controlling interests	(137)	(120)
Cash used for financing activities	(497)	(319)

Effects of foreign exchange rate changes on cash	(16)	18

Decrease in cash and cash equivalents	(164)	(21)

Cash and cash equivalents, beginning of period	595	512

Cash and cash equivalents, end of period	$431	$491

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

The unaudited Condensed Consolidated Financial Statements included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2017 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2018 and 2017, and the financial position of the Company as of September 30, 2018. The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.      Summary of Significant Accounting Standards and Policies

For detailed information about the Company’s significant accounting standards, please refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Except for the items listed below, there have been no other changes to the Company’s significant accounting policies for the three and nine months ended September 30, 2018.

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

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Statements of Income:
Net sales before shipping and handling costs	$1,574	$1,591	$4,653	$4,701
Less: shipping and handling costs	89	106	258	306
Net sales	$1,485	$1,485	$4,395	$4,395

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

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Statements of Income:
Cost of sales	$1,097	$1,097	$3,282	$3,283
Gross profit	388	388	1,113	1,112
Operating expenses	152	154	458	462
Operating income	233	231	639	634
Other, non-operating income	—	(2)	—	(5)

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Operating income:
North America	$179	$177	$520	$515
South America	26	26	44	45
Asia Pacific	29	30	88	90
EMEA	26	26	83	83
Corporate	(19)	(20)	(61)	(64)
Subtotal	241	239	674	669
Total operating income	$233	$231	$639	$634

Adoption of Highly Inflationary Accounting in Argentina

ASC 830, Foreign Currency Matters requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. The Company has been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, triggered that the three-year cumulative inflation in that country exceeded 100 percent as of June 30, 2018. As a result, the Company elected to adopt highly inflationary accounting as of July 1, 2018 for its affiliate, Ingredion Argentina S.A. (“Argentina”). Under highly inflationary accounting, Argentina’s functional currency becomes the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings in financing costs.  For the three months ended September 30, 2018, the Company recognized a $3 million charge related to the remeasurement of Argentina’s balance sheet. Net sales of Argentina were approximately three percent of the Company’s consolidated net sales for the three and nine months ended September 30, 2018.

ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10):

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall. The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 requires equity securities to be measured at fair value with changes in fair value recognized through net income and no longer through other comprehensive income.  The Company is required to apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.

The Company adopted the amendments to ASC 825 by recognizing a $2 million cumulative-effect adjustment to retained earnings and accumulated other comprehensive income, classified in “other” on the Condensed Consolidated Statements of Equity and Redeemable Equity. Prospectively the Company will recognize changes in the fair value of its equity securities through other income, net on the Condensed Consolidated Statements of Income.

ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income:

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This Update allows for the reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income to retained earnings.  Tax effects unrelated to the 2017 Tax Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item.   The Company early adopted the provisions of ASU No. 2018-02 during the third quarter of 2018 using the specific identification approach and reclassified $5 million from accumulated other comprehensive income to retained earnings, classified in “other” on the Condensed Consolidated Statements of Equity and Redeemable Equity.

New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This Update increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet for leases longer than 12 months and disclosing key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The FASB also issued ASU 2018-11 to provide further updates and clarification to this Update. This Update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company currently plans to adopt the standard on January 1, 2019. Adoption will require a modified retrospective approach for the transition. The Company expects the adoption of the guidance in this Update to have a material impact on its Consolidated Balance Sheets as operating leases will be recognized both as assets and liabilities on the Consolidated Balance Sheets. The Company’s adoption process is ongoing, including evaluating and quantifying the impact on its consolidated financial statements, identifying the population of leases, implementing a selected technology solution and collecting and validating lease data.

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

Significant Accounting Policies

Goodwill and indefinite-lived intangible assets: ASC Topic 350 requires that an entity test its goodwill balance for impairment at the reporting unit level at least annually.  Historically, the Company has performed this test on October 1, the first day of its fourth quarter. During the first half of 2018, the Company elected to change the timing of its annual goodwill impairment test and annual indefinite-lived intangibles impairment test from the first day of the fourth quarter to the first day of the third quarter. Management believes this voluntary change is preferable as the timing of its annual impairment testing will better align with its annual strategic planning process.  This impairment test date change was applied prospectively beginning on July 1, 2018 and had no effect on the Company’s consolidated financial statements.

Goodwill ($792 million and $803 million at September 30, 2018 and December 31, 2017, respectively) represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. The Company also has indefinite lived intangible assets of $178 million at September 30, 2018 and December 31, 2017. The carrying value of goodwill by reportable business segment at September 30, 2018 and December 31, 2017 was as follows:

	North		South	Asia
(in millions)	America		America	Pacific	EMEA	Total
Balance at December 31, 2016	$610		$26	$85	$63	$784
Acquisitions	(10)	(a)	—	15	—	5
Currency translation	—		—	7	7	14
Balance at December 31, 2017	600		26	107	70	803
Acquisitions	—		—	—	—	—
Currency translation	—		(5)	(3)	(3)	(11)
Balance at September 30, 2018	$600		$21	$104	$67	$792

(a) Related to TIC Gums Incorporated (“TIC Gums”) purchase price accounting adjustments

The original carrying value of goodwill by reportable business segment and accumulated impairment charges by reportable business segment at September 30, 2018 and December 31, 2017 were as follows:

	North	South	Asia
(in millions)	America	America	Pacific	EMEA	Total
Goodwill before impairment charges	$601	$59	$228	$70	$958
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at December 31, 2017	600	26	107	70	803

Goodwill before impairment charges	601	54	225	67	947
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at September 30, 2018	$600	$21	$104	$67	$792

The following table summarizes the Company’s indefinite-lived intangible assets for the periods presented:

(in millions)	Balance at September 30, 2018	Balance at December 31, 2017
Trademarks/tradenames (indefinite-lived)	$178	$178

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise). The Company has chosen to perform this annual impairment assessment as of July 1 of each year.

In testing goodwill for impairment, the Company first assesses qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then the Company does not perform the two-step impairment test. If the Company concludes otherwise, then it performs the first step of the two-step impairment test as described in ASC Topic 350. In the first step (“Step One”), the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step (“Step Two”) of the impairment assessment is performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference. Based on the results of the annual assessment, the Company concluded that as of July 1, 2018, it was more likely than not that the fair value of its reporting units was greater than their carrying value. The Company continues to monitor its reporting units in struggling economies and recent acquisitions for challenges in the business that may negatively impact the fair value of these reporting units.

In testing indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then it would not be required to compute the fair value of the indefinite-lived intangible asset. In the event the qualitative assessment leads the Company to conclude otherwise, then it would be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test in accordance with ASC subtopic 350-30. In performing the qualitative analysis, the Company considers various factors including net sales derived from these intangibles and certain market and industry conditions. Based on the results of this qualitative assessment, the Company concluded that as of July 1, 2018, it was more likely than not that the fair value of the indefinite-lived intangible assets was greater than their carrying value.

3.      Acquisitions

On March 9, 2017, the Company completed its acquisition of Sun Flour Industry Co., Ltd. (“Sun Flour”) in Thailand for $18 million. As of September 30, 2018, the Company has paid $16 million in cash and recorded $2 million in accrued liabilities for deferred payments due to the previous owner. The Company funded the acquisition primarily with cash on-hand. The acquisition of Sun Flour added a fourth manufacturing facility to the Company’s operations in Thailand. Sun Flour produces rice-based ingredients used primarily in the food industry. The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the Asia Pacific business segment, and $14 million of goodwill was allocated to that segment.

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

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill results from synergies and other operational benefits expected to be derived from acquisitions. The goodwill related to Sun Flour is not tax deductible.

Pro-forma results of operations for the acquisition made in 2017 are not presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

The Company incurred immaterial pre-tax acquisition and integration costs for the three and nine months ended September 30, 2018. The Company incurred $1 million and $3 million of pre-tax acquisition and integration costs for the three and nine months ended September 30, 2017, respectively, associated with its recent acquisitions.

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

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. These amounts are not significant as of September 30, 2018 and December 31, 2017. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied, therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

From time to time the Company may enter into long term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in other assets or accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were not significant contract assets or liabilities as of September 30, 2018 and December 31, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net sales to unaffiliated customers:
North America	$889	$903	$2,679	$2,689
South America	228	257	709	740
Asia Pacific	197	189	592	555
EMEA	136	136	435	411
Total	$1,450	$1,485	$4,415	$4,395

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

The following table, which is gathered using customer industry classifications, disaggregates the Company’s net sales by industry served:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Food	$771	$798	$2,352	$2,334
Beverage	157	176	488	505
Brewing	104	103	321	316
Food and Beverage Ingredients	1,032	1,077	3,161	3,155

Animal Nutrition	151	138	454	433
Other	267	270	800	807
Total Net sales	$1,450	$1,485	$4,415	$4,395

5.      Impairment and Restructuring Charges

For the three and nine months ended September 30, 2018, the Company recorded $34 million and $45 million of pre-tax restructuring charges, respectively. During the second quarter of 2018, the Company introduced its Cost Smart program, designed to improve profitability, further streamline its global business and deliver increased value to shareholders through anticipated savings in cost of sales, including freight, and SG&A. For the three and nine months ended September 30, 2018, the Company recorded $31 million of restructuring expenses as part of the Cost Smart cost of sales program in relation to the cessation of wet-milling at the Stockton, California plant, consisting of $28 million of accelerated depreciation and $3 million of employee-related severance cost.  The Company expects to incur up to $22 million of additional costs, consisting of $10 million of accelerated depreciation, up to $8 million of mechanical stores write downs and up to $4 million of other closing costs, during the fourth quarter related to this program.

As part of its Cost Smart SG&A program, during the third quarter of 2018, the Company announced a Finance Transformation initiative in Latin America to strengthen organizational capabilities and drive efficiencies to support the growth strategy of the Company.  The Company recorded $3 million and $4 million of employee-related severance and other costs for the three and nine months ended September 30, 2018, respectively, in relation to this initiative.  The Company expects to incur up to $1 million in employee-related severance and other costs during the fourth quarter and between $1 million and $2 million in 2019 related to this initiative.  In addition, employee-related severance costs of $5 million were recorded as part of the Cost Smart SG&A program for the nine months ended September 30, 2018 in the South America and North America segments.

The Company also recorded other restructuring costs related to the North America Finance Transformation initiative of $4 million for the nine months ended September 30, 2018.  In addition, there were other restructuring costs related to the leaf extraction process in Brazil of $1 million for the nine months ended September 30, 2018.  The Company does not expect to incur any additional costs related to the North America Finance Transformation or the leaf extraction process in Brazil.

For the three and nine months ended September 30, 2017, the Company recorded $7 million and $23 million, respectively, of pre-tax restructuring charges.  For the nine months ended September 30, 2017, the Company recorded total pre-tax restructuring-related charges in Argentina of $17 million for employee-related severance and other costs related to the organizational restructuring effort. The Company recorded $4 million and $5 million of other costs related to the North America Finance Transformation initiative for the three and nine months ended September 30, 2017, respectively. Additionally, for the three months ended September 30, 2017, the Company recorded $3 million of other pre-tax restructuring costs including employee-related severance costs in North America.  For the nine months ended September 30, 2017, the Company recorded $1 million, of other pre-tax restructuring charges including other employee-related severance costs in North America and a refinement of estimates for prior year restructuring activities.

A summary of the Company’s employee-related severance accrual as of September 30, 2018 is as follows (in millions):

Balance in employee-related severance accrual as of December 31, 2017	$11
Cost Smart cost of sales and SG&A severance	11
Payments made to terminated employees	(7)
Foreign exchange translation	(3)
Balance in employee-related severance accrual as of September 30, 2018	$12

Of the $12 million severance accrual as of September 30, 2018, $11 million is expected to be paid in the next 12 months.

6.      Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis. The Company’s operations are classified into four reportable business segments: North America, South America, Asia Pacific and EMEA.  Its North America segment includes businesses in the U.S., Canada and Mexico. The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador and the Southern Cone of South America, which includes Argentina, Chile, Peru and Uruguay. Its Asia Pacific segment includes businesses in South Korea, Thailand, China, Japan, Indonesia, the Philippines, Singapore, Malaysia, India, Australia and New Zealand. The Company’s EMEA segment includes businesses in Germany, the United Kingdom, Pakistan and South Africa. The Company does not aggregate its operating segments when determining its reportable segments. Net sales by product are not presented because to do so would be impracticable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net sales to unaffiliated customers:
North America	$889	$903	$2,679	$2,689
South America	228	257	709	740
Asia Pacific	197	189	592	555
EMEA	136	136	435	411
Total	$1,450	$1,485	$4,415	$4,395

Operating income:
North America	$138	$177	$431	$515
South America	22	26	68	45
Asia Pacific	25	30	75	90
EMEA	26	26	86	83
Corporate	(22)	(20)	(70)	(64)
Subtotal	189	239	590	669
Restructuring/impairment charges	(34)	(7)	(45)	(23)
Acquisition/integration costs	—	(1)	—	(3)
Charge for fair value markup of acquired inventory	—	—	—	(9)
Total operating income	$155	$231	$545	$634

	As of	As of
(in millions)	September 30, 2018	December 31, 2017
Total assets:
North America	$3,730	$3,967
South America	697	812
Asia Pacific	810	774
EMEA	514	527
Total	$5,751	$6,080

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

As of September 30, 2018, AOCI included $10 million of losses (net of income taxes of $4 million), pertaining to commodities-related derivative instruments designated as cash flow hedges. As of December 31, 2017, AOCI included $12 million of losses (net of tax of $7 million), pertaining to commodities-related derivative instruments designated as cash flow hedges.

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

Derivative financial instruments that have been used by the Company to manage its interest rate risk consist of interest rate swaps and T-Locks. The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company also has an interest rate swap agreement that effectively converts the interest rates on $200 million of its $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. This swap agreement calls for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. LIBOR rate plus a spread. The Company has designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for it as a fair value hedge. The change in fair value of an interest rate swap designated as a hedging instrument that effectively offsets the variability in the fair value of outstanding debt obligations is reported in earnings. This amount offsets the gain or loss (the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (the hedged risk), which is also recognized in earnings. The fair value of the interest rate swap agreement as of September 30, 2018 was a $3 million loss, and is reflected in the Condensed Consolidated Balance Sheets within non-current liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations. As of December 31, 2017, the fair value of the interest rate swap agreement was a $1 million gain, and is reflected in the Condensed Consolidation Balance Sheets within other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of hedged debt obligations. The Company did not have any T-Locks outstanding as of September 30, 2018 or December 31, 2017.

As of September 30, 2018, AOCI included $2 million of losses (net of income taxes of $1 million) related to settled T-Locks. As of December 31, 2017, AOCI included $2 million of losses (net of income taxes of $1 million) related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated.

Foreign currency hedging: Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued. The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk. As of September 30, 2018, the Company had foreign currency forward sales contracts that are designated as fair value hedges with an aggregate notional amount of $454 million and foreign currency forward purchase contracts with an aggregate notional amount of $149 million that hedged transactional exposures. As of December 31, 2017, the Company had foreign currency forward sales contracts with an aggregate notional amount of $447 million and foreign currency forward purchase contracts with an aggregate notional amount of $121 million that hedged transactional exposures.

The Company also has foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash flow hedges. The amount included in AOCI relating to these hedges at September 30, 2018 was not significant. As of December 31, 2017, AOCI included $1 million of gains (net of income taxes of $1 million) related to these hedges.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Derivative Instruments as of September 30, 2018
Derivatives Designated as Hedging Instruments (in millions):	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity and foreign currency	Accounts receivable, net	$12	Accounts payable and accrued liabilities	$24
Commodity, foreign currency and interest rate contracts	Other assets	5	Non-current liabilities	14
		$17		$38

	Fair Value of Derivative Instruments as of December 31, 2017
Derivatives Designated as Hedging Instruments (in millions):	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity and foreign currency	Accounts receivable, net	$11	Accounts payable and accrued liabilities	$23
Commodity, foreign currency and interest rate contracts	Other assets	3	Non-current liabilities	8
		$14		$31

As of September 30, 2018, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 59 million bushels of corn. The Company is unable to directly hedge price risk related to co-product sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales. As of September 30, 2018, the Company had no outstanding futures or option contracts for soybean oil. The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 28 million mmbtu’s of natural gas at September 30, 2018. Additionally, as of September 30, 2018, the Company had no outstanding ethanol futures contracts.

Additional information relating to the Company’s derivative instruments is presented below:

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Three Months Ended September 30,		AOCI	Three Months Ended September 30,
(in millions, pre-tax)	2018	2017	into Income	2018	2017
Commodity contracts	$(5)	$(18)	Cost of sales	$(2)	$—
Foreign currency contracts	3	2	Net sales/Cost of sales	—	1
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$(2)	$(16)		$(2)	$1

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Nine Months Ended September 30,		AOCI	Nine Months Ended September 30,
(in millions, pre-tax)	2018	2017	into Income	2018	2017
Commodity contracts	$(2)	$(7)	Cost of sales	$(5)	$(1)
Foreign currency contracts	1	3	Net sales/Cost of sales	1	1
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(1)	$(4)		$(5)	$(1)

As of September 30, 2018, AOCI included $8 million of losses (net of income taxes of $3 million) on commodities-related derivative instruments designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory, which includes previously hedged purchases of corn and natural gas. The Company expects the losses to be offset by changes in the underlying commodities costs. Additionally, as of September 30, 2018, AOCI included $1 million of losses (net of an insignificant amount of taxes) on settled T-Locks and an insignificant amount of gains related to foreign currency hedges which are expected to be reclassified into earnings during the next 12 months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of September 30, 2018				As of December 31, 2017
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$11	$11	$—	$—	$10	$10	$—	$—
Derivative assets	17	4	13	—	14	3	11	—
Derivative liabilities	38	12	26	—	31	11	20	—
Long-term debt	1,543	—	1,543	—	1,845	—	1,845	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of September 30, 2018, the carrying value and fair value of the Company’s long-term debt were $1.6 billion and $1.5 billion, respectively.

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

The Company granted non-qualified options to purchase 215 thousand shares and 278 thousand shares for the nine months ended September 30, 2018 and 2017, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
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

Stock option activity for the nine months ended September 30, 2018 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2017	2,095	$71.81	5.87	$142
Granted	215	133.61
Exercised	(137)	44.72
Cancelled	(23)	99.81
Outstanding as of September 30, 2018	2,150	$79.43	5.71	$65
Exercisable as of September 30, 2018	1,670	$67.33	5.13	$64

For the nine months ended September 30, 2018, cash received from the exercise of stock options was $6 million. As of September 30, 2018, the unrecognized compensation cost related to non-vested stock options totaled $4 million, which is expected to be amortized over the weighted-average period of approximately 1.7 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share)	2018	2017	2018	2017
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$24.01	$23.90
Total intrinsic value of stock options exercised	1	11	12	23

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

The following table summarizes RSU activity for the nine months ended September 30, 2018:

(RSUs in thousands)	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 31, 2017	387	$100.13
Granted	112	129.47
Vested	(135)	83.77
Cancelled	(17)	113.92
Non-vested as of September 30, 2018	347	$115.15

As of September 30, 2018, the total remaining unrecognized compensation cost related to RSUs was $17 million, which will be amortized over a weighted average period of approximately 1.9 years.

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

For the nine months ended September 30, 2018 the Company awarded 27 thousand performance shares at a weighted average fair value of $141.91 per share, respectively.

The 2015 performance share awards vested in the first quarter of 2018, achieving a 200 percent pay out of the grant, or 92 thousand total vested shares. There were 16 thousand performance share cancellations during the nine months ended September 30, 2018.

As of September 30, 2018, the unrecognized compensation cost related to these awards was $3 million, which will be amortized over the remaining requisite service periods of 1.7 years.

The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Stock options:
Pre-tax compensation expense	$1	$2	$4	$6
Income tax benefit	—	(1)	(1)	(2)
Stock option expense, net of income taxes	1	1	3	4

RSUs:
Pre-tax compensation expense	3	4	9	10
Income tax benefit	(1)	(2)	(2)	(4)
RSUs, net of income taxes	2	2	7	6

Performance shares and other share-based awards:
Pre-tax compensation expense	—	1	2	4
Income tax benefit	(1)	(1)	(1)	(2)
Performance shares and other share-based compensation expense, net of income taxes	(1)	—	1	2

Total share-based compensation:
Pre-tax compensation expense	4	7	15	20
Income tax benefit	(2)	(4)	(4)	(8)
Total share-based compensation expense, net of income taxes	$2	$3	$11	$12

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

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$1	$1	$4	$4	$3	$3
Interest cost	4	3	3	3	10	9	8	8
Expected return on plan assets	(6)	(5)	(2)	(3)	(16)	(15)	(7)	(8)
Amortization of actuarial loss	—	—	—	—	—	—	1	1
Net periodic benefit cost	$(1)	$(1)	$2	$1	$(2)	$(2)	$5	$4

The Company currently anticipates that it will make approximately $5 million in cash contributions to its pension plans in 2018, consisting of $3 million to its non-U.S. pension plans and $2 million to its U.S. pension plans. For the nine months ended September 30, 2018, cash contributions of approximately $2 million were made to the non-U.S. plans and $2 million to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Service Cost	$1	$1	$1	$1
Interest cost	—	—	2	2
Amortization of prior service credit	—	—	(1)	(2)
Net periodic benefit cost	$1	$1	$2	$1

10.      Earnings per Common Share

The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$95	71.2	$1.33	$166	71.9	$2.31

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.7			1.4
Diluted EPS	$95	71.9	$1.32	$166	73.3	$2.26

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$349	71.8	$4.86	$420	72.0	$5.83

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.9			1.4
Diluted EPS	$349	72.7	$4.80	$420	73.4	$5.72

For the three and nine months ended September 30, 2018, approximately 0.6 million and 0.5 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2017, approximately 0.3 million share-based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

11.     Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	September 30, 2018	December 31, 2017
Finished and in process	$520	$495
Raw materials	284	278
Manufacturing supplies and other	48	50
Total inventories	$852	$823

12.     Debt

As of September 30, 2018 and December 31, 2017, the Company’s total debt consisted of the following:

	As of	As of
(in millions)	September 30, 2018	December 31, 2017
3.2% senior notes due October 1, 2026	$496	$496
4.625% senior notes due November 1, 2020	399	398
6.625% senior notes due April 15, 2037	254	254
5.62% senior notes due March 25, 2020	200	200
Term loan credit agreement due April 25, 2019	165	395
Revolving credit facility	48	—
Fair value adjustment related to hedged fixed rate debt instruments	(3)	1
Long-term debt	1,559	1,744
Short-term borrowings	111	120
Total debt	$1,670	$1,864

The Company’s long-term debt as of September 30, 2018 includes the Term Loan Credit Agreement (“Term Loan”) of $165 million that matures on April 25, 2019. This borrowing is included in the long-term debt as the Company has the ability and intent to refinance it on a long-term basis prior to the maturity date. The Company paid $230 million towards the Term Loan in the nine months ended September 30, 2018.

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

In the fourth quarter of 2017, the Company calculated a provisional impact of the TCJA in accordance with SAB 118 and its understanding of the TCJA, including published guidance as of December 31, 2017.  During the third quarter of 2018, the Company recorded $2 million of net incremental tax expense based on existing guidance from federal and state regulatory agencies.   The TCJA analysis is final with respect to the one-time transition tax and remeasurement of deferred tax assets and liabilities.  The remaining items, net impact of provision for taxes on unremitted earnings and other items, net remain provisional pending foreign tax credit regulations and final guidance from state regulatory agencies. The following table summarizes the impact of the TCJA:

	Provisional	Updated
(in millions)	TCJA impact	TCJA impact
One-time transition tax	$21	$25
Remeasurement of deferred tax assets and liabilities	(38)	(38)
Net impact of provision for taxes on unremitted earnings	33	34
Other items, net	7	4
Net impact of the TCJA	$23	$25

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

14.     Accumulated Other Comprehensive Loss

During the third quarter of 2018, the Company adopted the ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  As a result of these adoptions, amounts previously included in accumulated other comprehensive loss were reclassified into retained earnings.  See Note 2 in the Notes to the Condensed Consolidated Financial Statements for further details on the adoption of these accounting standards.

The following is a summary of net changes in accumulated other comprehensive loss by component and net of tax for the nine months ended September 30, 2018 and 2017:

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(951)	$(13)	$(51)	$2	$(1,013)
Other comprehensive loss before reclassification adjustments	(113)	(1)	(1)	—	(115)
Amount reclassified from accumulated OCI	—	5	—	—	5
Adoption of ASU 2016-01*	—	—	—	(2)	(2)
Adoption of ASU 2018-02*	—	(2)	(3)	—	(5)
Tax provision	—	(1)	—	—	(1)
Net other comprehensive (loss) income	(113)	1	(4)	(2)	(118)
Balance, September 30, 2018	$(1,064)	$(12)	$(55)	$—	$(1,131)

 *  See Note 2 for further discussion on adoption of these standards.

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(1,008)	$(7)	$(56)	$—	$(1,071)
Other comprehensive income (loss) before reclassification adjustments	62	(4)	1	1	60
Amount reclassified from accumulated OCI	—	1	(1)	—	—
Tax benefit	—	2	—	—	2
Net other comprehensive income (loss)	62	(1)	—	1	62
Balance, September 30, 2017	$(946)	$(8)	$(56)	$1	$(1,009)

The following table provides detail pertaining to reclassifications from accumulated other comprehensive loss into net income for the periods presented:

	Three Months Ended		Nine Months Ended		Affected Line Item in
	September 30,		September 30,		Condensed Consolidated
(in millions)	2018	2017	2018	2017	Statements of Income
(Losses) gains on cash flow hedges:
Commodity contracts	$(2)	$—	$(5)	$(1)	Cost of sales
Foreign currency contracts	—	1	1	1	Net sales/cost of sales
Interest rate contracts	—	—	(1)	(1)	Financing costs, net
Gains related to pension and other postretirement obligations	—	—	—	1
Total before-tax reclassifications	$(2)	$1	$(5)	$—
Tax (provision) benefit	—	(1)	1	—
Total after-tax reclassifications	$(2)	$—	$(4)	$—

15.    Accelerated Share Repurchase

The Company intends to initially settle the repurchase of 4 million shares of its outstanding common stock pursuant to an ASR agreement.  Upon final settlement after a price averaging period expected to be completed during the first quarter of 2019, the Company would be entitled to receive cash or additional shares or be required to pay cash or deliver additional shares, depending on the movement of the Company’s share price over the averaging period. The ASR would be part of the Company's existing share repurchase program.

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

Net sales declined in the three months ended September 30, 2018, but increased for the nine months ended September 30, 2018 compared to 2017. Operating income and net income declined versus the three and nine months ended September 30, 2017. Our decline in earnings for the three months ended September 30, 2018 was largely attributable to foreign exchange headwinds, higher production and supply chain costs in North America and to a lesser extent lower sweetener demand.  Our decline in earnings for the nine months ended September 30, 2018 was largely attributable to higher production and supply chain costs in North America, foreign exchange headwinds, lower sweetener demand, North America commodity margin pressures, and higher raw material costs in Asia-Pacific partially offset by operating income growth in South America and EMEA.

During the three and nine months ended September 30, 2018, we recorded $34 million and $45 million of pre-tax restructuring charges, respectively. During the third quarter of 2018, we recorded $31 million of restructuring expenses, including $28 million of accelerated depreciation and $3 million of employee-related severance cost, as part of the Cost Smart cost of sales program in relation to the cessation of wet-milling at the Stockton, California plant and $3 million of restructuring charges as part of the Cost Smart SG&A program in relation to the Latin America finance transformation initiative.  During the nine months ended September 30, 2018, we recorded $45 million of pre-tax restructuring charges consisting of $31 million of restructuring expenses as part of the Cost Smart cost of sales program in relation to the cessation of wet-milling at the Stockton, California plant.  In addition, $9 million of restructuring charges were recorded related to the Cost Smart SG&A program, including $5 million of severance costs for restructuring projects in North America and South America and $4 million of costs related to the Latin America finance transformation initiative.  Finally, $5 million of restructuring charges related to other projects were recorded including $4 million of costs related to the North America finance transformation and $1 million of costs related to the leaf extraction process in Brazil.

Our cash provided by operating activities increased to $579 million for the third quarter of 2018 from $524 million in the year-earlier period, including one-time net tax receipts of $101 million, included within working capital changes, primarily as a result of the 2017 Tax Cuts and Jobs Act (“TCJA”) and the U.S.-Canada tax settlement. Our cash used for financing activities was $497 million during the nine months ended September 30, 2018, primarily due to debt repayments on the Term Loan Credit Agreement (“Term Loan”) of approximately $230 million during the first quarter of 2018 and the repurchase of approximately 1.6 million shares of our common stock in open market transactions for $177 million during the second and third quarters of 2018.

Looking ahead, in North America, we expect full year operating income to be lower than the prior year due to higher production and freight costs. We expect operating income to be down in Asia Pacific due to prolonged higher tapioca costs.  We expect operating income growth in South America and EMEA in 2018.

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

For the Three Months Ended September 30, 2018

With Comparatives for the Three Months Ended September 30, 2017

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales	$1,450	$1,485	$(35)	(2)%
Cost of sales	1,116	1,097	(19)	(2)%
Gross profit	334	388	(54)	(14)%

Operating expenses	148	154	6	4%
Other income, net	(3)	(4)	(1)	(25)%
Restructuring/impairment charges	34	7	(27)	(386)%

Operating income	155	231	(76)	(33)%

Financing costs, net	24	16	(8)	(50)%
Other, non-operating income	(1)	(2)	(1)	50%

Income before income taxes	132	217	(85)	(39)%
Provision for income taxes	34	48	14	29%
Net income	98	169	(71)	(42)%
Less: Net income attributable to non-controlling interests	3	3	—	—%
Net income attributable to Ingredion	$95	$166	$(71)	(43)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended September 30, 2018 decreased by 43 percent to $95 million from $166 million for the three months ended September 30, 2017.

Results for the third quarter of 2018 include after-tax costs of $27 million of net restructuring costs primarily associated with our Cost Smart cost of sales and SG&A programs, $2 million of incremental expense for adjustments to provisional amounts related to the TCJA, and a $2 million tax benefit related to the reversal of the net reserve related to the final tax settlement between the U.S. and Canada.  Results for the third quarter of 2017 include a tax benefit of $10 million due to a deductible foreign exchange loss resulting from the tax settlement between the U.S. and Canada, partially offset by after-tax costs of $5 million of net restructuring costs primarily associated with the finance transformation initiative, and $1 million associated with the integration of acquired operations.

Net sales. Our net sales for the third quarter of 2018 of $1.5 billion decreased by 2 percent compared to the three months ended September 30, 2017. The decrease was driven primarily by unfavorable foreign currency exchange rates of 5 percentage points, offset by increased price/product mix primarily due to raw material and foreign exchange pricing pass through of 3 percentage points.

Cost of sales. Cost of sales was $1.1 billion for the three months ended September 30, 2018 and 2017. Our gross profit margin was 23 percent for the three months ended September 30, 2018, down from 26 percent for the three months ended September 30, 2017. Gross profit margin decreased primarily due to foreign exchange headwinds and higher production and supply chain costs in our North America segment.

Operating expenses. Operating expenses for the third quarter of 2018 decreased to $148 million from $154 million last year. This decrease was primarily driven by favorable foreign currency translation. Operating expenses, as a percentage of net sales were flat at 10 percent for the three months ended September 30, 2018 and 2017.

Financing costs, net. Financing costs for the three months ended September 30, 2018 increased to $24 million from $16 million for the three months ended September 30, 2017, primarily due to foreign exchange losses related to Argentina, including accounting for hyperinflation.

Provision for income taxes.  The Company’s effective income tax rate for the third quarter of 2018 increased to 25.8 percent from 22.1 percent for the three months ended September 30, 2017. The increase in effective rate for the third quarter was driven predominantly by a tax-deductible foreign exchange loss stemming from the finalization of the U.S.-Canada tax settlement recorded in the third quarter of 2017.  This item was partially offset by the impact of U.S. tax reform.

Segment Results

North America

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$889	$903	$(14)	(2)%
Operating income	138	177	(39)	(22)%

Net sales. Our decrease in net sales of 2 percent for the third quarter of 2018, as compared to the three months ended September 30, 2017, was primarily driven by a 1 percentage point unfavorable impact in price/product mix and 1 percentage point unfavorable foreign currency.

Operating income. Our decrease in operating income of $39 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily driven by higher production and supply chain costs and lower U.S./Canada sweetener demand.

South America

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$228	$257	$(29)	(11)%
Operating income	22	26	(4)	(15)%

Net sales. Our decrease in net sales of 11 percent for the third quarter of 2018, as compared to the three months ended September 30, 2017, was primarily driven by unfavorable foreign currency of 23 percentage points driven by the weaker Argentine peso and Brazilian real and a 4 percent decline in volume, offset by a 16 percentage point favorable impact from price/product mix.

Operating income. Our decrease in operating income of $4 million for the third quarter of 2018 compared to the three months ended September 30, 2017, was primarily driven by foreign exchange headwinds in Brazil and Argentina and lower volumes offset by improved operational efficiencies.

Asia Pacific

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$197	$189	$8	4%
Operating income	25	30	(5)	(17)%

Net sales. Our increase in net sales of 4 percent for third quarter of 2018 compared to the three months ended September 30, 2017, was primarily driven by a 6 percentage point increase in price/product mix offset by a 1 percent decline in volume and unfavorable currency translation of 1 percentage point.

Operating income. Our decrease in operating income of $5 million for the third quarter of 2018, as compared to the three months ended September 30, 2017, was primarily driven by a lag in the pass through of higher tapioca costs and the layout of our corn costs.

EMEA

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$136	$136	$—	—%
Operating income	26	26	—	—%

Net sales. Our net sales remained flat for the third quarter of 2018 compared to the three months September 30, 2017, primarily reflecting volume growth of 5 percent and a 3 percentage point increase in price/product mix offset by unfavorable currency translation of 8 percentage points.

Operating income. Our operating income remained flat for the third quarter of 2018 compared to the three months ended September 30, 2017, reflecting volume growth offset by foreign exchange headwinds in Pakistan and higher raw material costs.

For the Nine Months Ended September 30, 2018

With Comparatives for the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales	$4,415	$4,395	$20	—%
Cost of sales	3,367	3,283	(84)	(3)%
Gross profit	1,048	1,112	(64)	(6)%

Operating expenses	465	462	(3)	(1)%
Other income, net	(7)	(7)	—	—%
Restructuring/impairment charges	45	23	(22)	(96)%

Operating income	545	634	(89)	(14)%

Financing costs, net	65	57	(8)	(14)%
Other, non-operating income	(3)	(5)	(2)	(40)%

Income before income taxes	483	582	(99)	(17)%
Provision for income taxes	126	153	27	18%
Net income	357	429	(72)	(17)%
Less: Net income attributable to non-controlling interests	8	9	1	11%
Net income attributable to Ingredion	$349	$420	$(71)	(17)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the nine months ended September 30, 2018 decreased by 17 percent to $349 million from $420 million for the nine months ended September 30, 2017.

Our results for the nine months ended September 30, 2018 include after-tax costs of $35 million of net restructuring costs and $2 million of incremental expense for adjustments to provisional amounts related to the TCJA. After-tax restructuring charges of $35 million consists primarily of net restructuring costs associated with our Cost Smart cost of sales and SG&A programs and other restructuring costs related to our North American finance transformation initiative and our leaf extraction process in Brazil. Results for the nine months ended September 30, 2017 include after-tax costs of $21 million of net restructuring costs primarily associated with our restructuring effort in Argentina and employee-related severance and other costs associated with the Finance Transformation initiative, $6 million related to the flow-through of costs primarily associated with the sale of TIC Gums inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules, and $2 million associated with the integration of acquired operations, partially offset by a tax benefit of $10 million due to a deductible foreign exchange loss resulting from the tax settlement between the U.S. and Canada.

Net sales. Our net sales remained relatively flat for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily reflecting a 1 percentage point increase in price/product mix, due to raw material and foreign exchange pricing pass through and 1 percent volume growth offset by an unfavorable changes in foreign currency exchange rates of 2 percentage points.

Cost of sales. Cost of sales for the nine months ended September 30, 2018 increased to $3.4 billion from $3.3 billion for the nine months ended September 30, 2017. Our gross profit margin was 24 percent for the nine months ended September 30, 2018, down from 25 percent in the nine months ended September 30, 2017. The gross profit margin decreased primarily due to higher production and supply chain costs in North America, foreign exchange headwinds, lower sweetener demand, North America commodity margin pressures and higher raw material costs in Asia-Pacific.

Operating expenses. Our operating expenses increased 1 percent to $465 million for the nine months ended September 30, 2018 as compared to $462 million for the nine months ended September 30, 2017. The increase was primarily driven by higher employee costs. Operating expenses, as a percentage of net sales, were flat at 11 percent for the nine months ended September 30, 2018 and 2017.

Financing costs, net. Financing costs for the nine months ended September 30, 2018 increased to $65 million from $57 million for the nine months ended September 30, 2017, primarily due to foreign exchange losses related to Argentina, including accounting for hyperinflation.

Provision for income taxes.  The Company’s effective income tax rate for the nine months ended September 30, 2018 was 26.1 percent compared to 26.3 percent for the nine months ended September 30, 2017.  The decrease in the effective rate for the nine months ended September 30, 2018 was driven by a reduced valuation allowance on the net deferred tax assets of a foreign subsidiary and U.S. tax reform.  These were offset by a tax-deductible foreign exchange loss stemming from the finalization of the U.S.-Canada tax settlement recorded in the third quarter of 2017 as well as a relatively lower revaluation of the Mexican peso impacting the U.S. dollar-denominated balances in Mexico.

Segment Results

North America

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$2,679	$2,689	$(10)	—%
Operating income	431	515	(84)	(16)%

Net sales. Our net sales remained relatively flat for nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily reflecting volume growth and favorable foreign currency translation offset by an unfavorable impact in price/product mix.

Operating income. Our operating income decreased $84 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by high production and supply chain costs, lower U.S./Canada sweetener demand and commodity margin pressures.

South America

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$709	$740	$(31)	(4)%
Operating income	68	45	23	51%

Net sales. Our decrease in net sales of 4 percent for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily driven by unfavorable foreign currency of 16 percentage points driven by the weaker Argentine peso and Brazilian real offset by a 9 percentage point favorable impact from price/product mix and volume growth of 3 percent.

Operating income. Our increase in operating income of $23 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily driven by improved operational efficiencies, the lapping of our 2017 Argentina manufacturing optimization project and modest volume growth offset by foreign exchange headwinds in Brazil and Argentina.

Asia Pacific

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$592	$555	$37	7%
Operating income	75	90	(15)	(17)%

Net sales. Our net sales increased 7 percent for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily driven by favorable currency translation of 4 percentage points and a 3 percentage point increase in price/product mix.

Operating income. Our operating income decreased $15 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily driven by a lag in the pass through of higher tapioca costs partially offset by volume growth.

EMEA

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2018	2017	Variance	Percentage
Net sales to unaffiliated customers	$435	$411	$24	6%
Operating income	86	83	3	4%

Net sales. Our net sales increased 6 percent for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase was primarily driven by volume growth of 6 percent and a 1 percentage point increase in price/product mix offset by unfavorable currency translation of 1 percentage point.

Operating income. Our operating income increased $3 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily driven by volume growth partially offset by higher raw material costs and foreign exchange headwinds in Pakistan.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2018 was $579 million, as compared to $542 million for the nine months ended September 30, 2017. The increase in operating cash flow includes one-time net tax receipts of $101 million primarily as a result of the 2017 Tax Cuts and Jobs Act and the U.S.-Canada tax settlement.

Capital expenditures and mechanical stores purchases of $234 million for the nine months ended September 30, 2018 are in line with our capital spending plan for the year. We anticipate that our capital expenditures and mechanical stores purchases will be approximately $330 million to $360 million for 2018.

As of September 30, 2018, there were borrowings of $165 million outstanding under the Term Loan and borrowings of $48 million outstanding under the revolving credit facility (the “Revolving Credit Agreement”). We paid $230 million towards the Term Loan during the nine months ended September 30, 2018.  In addition to the borrowing availability under the Revolving Credit Agreement, we have approximately $511 million of unused operating lines of credit in the various foreign countries in which we operate.

As of September 30, 2018, we had total debt outstanding of $1.7 billion, compared to $1.9 billion as of December 31, 2017.

As of September 30, 2018 our total debt consists of the following:

(in millions)
3.2% senior notes due October 1, 2026	$496
4.625% senior notes due November 1, 2020	399
6.625% senior notes due April 15, 2037	254
5.62% senior notes due March 25, 2020	200
Term loan credit agreement due April 25, 2019	165
Revolving credit facility	48
Fair value adjustment related to hedged fixed rate debt instruments	(3)
Long-term debt	1,559
Short-term borrowings	111
Total debt	$1,670

The weighted average interest rate on our total indebtedness was approximately 4.8 percent for the nine months ended September 30, 2018, compared to 4.1 percent in the nine months ended September 30, 2017.

On September 14, 2018, our Board of Directors declared a quarterly cash dividend of $0.625 per share of common stock. This dividend was paid on October 25, 2018 to stockholders of record at the close of business on October 1, 2018.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and financing activities for the foreseeable future.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes on foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $411 million of the total $437 million of cash and cash equivalents and short-term investments at September 30, 2018 was held by our operations outside of the U.S. We expect that available cash balances and credit facilities in the U.S., along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol. We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). As of September 30, 2018, our accumulated other comprehensive loss account (“AOCI”) included $10 million of losses (net of income taxes of $4 million) related to these derivative instruments. It is anticipated that $8 million of these losses (net of income taxes of $3 million) will be reclassified into earnings during the next 12 months. We expect the losses to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. As of September 30, 2018, we had foreign currency forward sales contracts with an aggregate notional amount of $454 million and foreign currency forward purchase contracts that are designated as fair value hedges with an aggregate notional amount of $149 million that hedged transactional exposures.

We also have foreign currency derivative instruments that hedge certain foreign currency transactional exposures and are designated as cash flow hedges. The amount included in AOCI relating to these hedges at September 30, 2018, was not significant.

We have significant operations in Argentina. Historically, we have utilized the official exchange rate published by the Argentine government for remeasurement purposes. Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to U.S. dollars at rates less favorable than the official rate, although the difference in rates has decreased significantly from past levels. We have been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100 percent as of June 30, 2018. As a result, we elected to adopt highly inflationary accounting as of July 1, 2018 for our affiliate, Ingredion Argentina S.A. (“Argentina”). Under highly inflationary accounting, Argentina’s functional currency becomes the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings in financing costs.  For the three months ended September 30, 2018, we recognized a $3 million charge in financing costs related to the remeasurement of Argentina.  Net sales of Argentina were approximately three percent of our consolidated net sales for the nine months ended September 30, 2018.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have any T-Locks outstanding as of September 30, 2018.

As of September 30, 2018, our AOCI account included $2 million of losses (net of income taxes of $1 million) related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that $1 million of these losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

As of September 30, 2018, we have an interest rate swap agreement that effectively converts the interest rates on $200 million of our $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. This swap agreement calls for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR rate plus a spread. We have designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for it as fair value hedge. The fair value of the interest rate swap agreement as of September 30, 2018 was a $3 million loss, and is reflected in the Condensed Consolidated Balance Sheets within non-current liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s significant accounting policies.  There have been no other changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2018.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.

Forward-looking statements include, among other things, any statements regarding the Company’s prospects or future financial condition, earnings, revenues, tax rates, capital expenditures, cash flows, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor and any assumptions, expectations or beliefs underlying the foregoing.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, economic, currency and political conditions in South America and economic conditions in Europe, and their impact on our sales volumes and pricing of our products, our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food, beverage, paper and corrugating, and brewing industries; energy costs and availability, freight and shipping costs, and changes in regulatory controls regarding quotas; tariffs, duties, taxes and income tax rates; particularly recently enacted United States tax reform; operating difficulties; availability of raw materials, including potato starch, tapioca, gum arabic and the specific varieties of corn upon which some of our products are based; our ability to develop or acquire new products and services at rates or of qualities sufficient to meet expectations; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to achieve expected savings under our Cost Smart program; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 55 to 56 in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2017 to September 30, 2018.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are a party to a large number of labor claims relating to our Brazilian operations. We have reserved an aggregate of approximately $4 million as of September 30, 2018 in respect of these claims. These labor claims primarily relate to dismissals, severance, health and safety, work schedules and salary adjustments.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
July 1 – July 31, 2018	—	—	—	2,452 shares
August 1 – August 31, 2018	7	99.96	7	2,445 shares
September 1 – September 30, 2018	342	103.54	342	2,103 shares
Total	349	103.47	349

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting the Company to purchase up to 5 million of its outstanding common shares from January 1, 2015 through December 31, 2019. As of September 30, 2018, we have 2.1 million shares available for repurchase under this stock repurchase program.

On October 22, 2018, the Board of Directors authorized a stock repurchase program permitting the Company to purchase up to an additional 8 million of its outstanding common shares from November 5, 2018 through December 31, 2023.

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

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	November 2, 2018	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	November 2, 2018	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller