Form 10-Q
period 2019-03-31
Ingredion Inc
filed 2019-05-03
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(708) 551-2600

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	INGR	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2019
Common Stock, $.01 par value	66,687,329 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2019	2018
Net sales before shipping and handling costs	$1,536	$1,581
Less: shipping and handling costs	116	112
Net sales	1,420	1,469
Cost of sales	1,104	1,115
Gross profit	316	354

Operating expenses	150	156
Other expense (income), net	1	(2)
Restructuring/impairment charges	4	3

Operating income	161	197

Financing costs, net	22	16
Other, non-operating income	-	(1)

Income before income taxes	139	182
Provision for income taxes	37	39
Net income	102	143
Less: Net income attributable to non-controlling interests	2	3
Net income attributable to Ingredion	$100	$140

Weighted average common shares outstanding:
Basic	66.8	72.3
Diluted	67.4	73.6

Earnings per common share of Ingredion:
Basic	$1.50	$1.94
Diluted	$1.48	$1.90

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net income	$102	$143
Other comprehensive income:
(Losses) gains on cash flow hedges, net of income tax effect of $3 and $5, respectively	(9)	17
Losses on cash flow hedges reclassified to earnings, net of income tax effect of $ — and $1, respectively	2	3
Actuarial (losses) on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $ —	—	(1)
Unrealized gains on investments, net of income tax effect of $ —	—	1
Currency translation adjustment	1	21
Comprehensive income	96	184
Less: Comprehensive income attributable to non-controlling interests	2	1
Comprehensive income attributable to Ingredion	$94	$183

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except share and per share amounts)	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$255	$327
Short-term investments	4	7
Accounts receivable, net	1,013	951
Inventories	862	824
Prepaid expenses	36	29
Total current assets	2,170	2,138

Property, plant and equipment, net of accumulated depreciation of $2,963 and $2,915, respectively	2,208	2,198

Goodwill	815	791
Other intangible assets, net of accumulated amortization of $174 and $167, respectively	453	460
Operating lease assets	146	—
Deferred income tax assets	11	10
Other assets	129	131
Total assets	$5,932	$5,728

Liabilities and equity
Current liabilities:
Short-term borrowings	$153	$169
Accounts payable and accrued liabilities	748	777
Total current liabilities	901	946

Non-current liabilities	203	217
Long-term debt	1,957	1,931
Non-current operating lease liabilities	113	—
Deferred income tax liabilities	193	189
Share-based payments subject to redemption	21	37

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	1,137	1,096
Less: Treasury stock (common stock: 11,131,668 and 11,284,681 shares at March 31, 2019 and December 31, 2018, respectively) at cost	(1,050)	(1,091)
Accumulated other comprehensive loss	(1,160)	(1,154)
Retained earnings	3,594	3,536
Total Ingredion stockholders’ equity	2,522	2,388
Non-controlling interests	22	20
Total equity	2,544	2,408
Total liabilities and equity	$5,932	$5,728

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2018	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37
Net income attributable to Ingredion					100
Net income attributable to non-controlling interests						2
Dividends declared					(42)
Repurchases of common stock, net		32	31
Share-based compensation, net of issuance		9	10				(16)
Other comprehensive loss				(6)
Balance, March 31, 2019	$1	$1,137	$(1,050)	$(1,160)	$3,594	$22	$21

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2017	$1	$1,138	$(494)	$(1,013)	$3,259	$26	$36
Net income attributable to Ingredion					140
Net income attributable to non-controlling interests						3
Dividends declared					(44)	(3)
Share-based compensation, net of issuance		(6)	18				(9)
Other comprehensive income (loss)				41		(2)
Balance, March 31, 2018	$1	$1,132	$(476)	$(972)	$3,355	$24	$27

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Cash provided by operating activities
Net income	$102	$143
Non-cash charges to net income:
Depreciation and amortization	51	54
Mechanical stores expense	13	15
Deferred income taxes	5	8
Other	18	8
Changes in working capital:
Accounts receivable and prepaid expenses	(70)	(56)
Inventories	(34)	(21)
Accounts payable and accrued liabilities	(67)	(57)
Margin accounts	1	16
Other	(1)	40
Cash provided by operating activities	18	150

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(80)	(95)
Payments for acquisitions, net of cash acquired of $4 and $ — , respectively	(41)	—
Short-term investments	3	3
Other	—	6
Cash used for investing activities	(118)	(86)

Cash provided by (used for) financing activities
Proceeds from borrowings	225	46
Payments on debt	(217)	(258)
Repurchases of common stock, net	63	—
Issuances of common stock for share-based compensation, net of settlements	(1)	(3)
Dividends paid, including to non-controlling interests	(42)	(46)
Cash provided by (used for) financing activities	28	(261)

Effects of foreign exchange rate changes on cash	—	3

Decrease in cash and cash equivalents	(72)	(194)

Cash and cash equivalents, beginning of period	327	595

Cash and cash equivalents, end of period	$255	$401

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1.      Interim Financial Statements

References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The unaudited Condensed Consolidated Financial Statements included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2018 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2019 and 2018, and the financial position of the Company as of March 31, 2019. The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.      Summary of Significant Accounting Standards and Policies

For detailed information about the Company’s significant accounting standards, please refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except for the items listed below, there have been no other changes to the Company’s significant accounting policies for the three months ended March 31, 2019.

Recently Adopted Accounting Standards

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases.  The Company adopted this updated standard as of January 1, 2019, using the modified retrospective approach and the effective date as its date of initial application. The Company elected the package of three practical expedients permitted under the transition guidance, which among other things allowed the Company to carry forward the historical lease classification of existing leases and to not reassess expired contracts for leases.  The practical expedient for hindsight to determine lease term was not elected by the Company.  The standard resulted in the initial recognition of $170 million of total operating lease liabilities and $161 million of net operating lease assets on the Condensed Consolidated Balance Sheet on January 1, 2019.  The standard did not materially impact the Condensed Consolidated Statement of Income or Condensed Consolidated Statement of Cash Flows. The disclosures required by the recently adopted accounting standard are included in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

ASU No. 2017-12 and ASU 2018-16, Derivatives and Hedging (Topic 815)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update modifies accounting guidance for hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess ineffectiveness. The intent is to simplify the application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted.  The Company has completed its assessment of these updates, including potential changes to existing hedging arrangements, and has determined the adoption of the guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815):  Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as Benchmark Interest Rate for Hedge Accounting Purposes. This Update permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The guidance should be adopted on a prospective basis. This Update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Update did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New Accounting Standards

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

3.      Acquisitions

On March 1, 2019, the Company completed its acquisition of Western Polymer LLC (“Western Polymer”), a privately held, U.S.-based company headquartered in Moses Lake, Washington that produces native and modified potato starches for industrial and food applications for $41 million, net of cash acquired of $4 million. The acquisition will expand the Company's potato starch manufacturing capacity, enhance processing capabilities, and broaden its higher-value specialty ingredients business and customer base. The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the North America business segment. The Company has elected to record the results of Western Polymer within the Condensed Consolidated Financial Statements on a one-month lag.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The assets acquired and liabilities assumed in the transaction are generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition are expensed as incurred. The initial purchase accounting for this acquisition is still in process and as of March 31, 2019, $22 million of goodwill and $19 million of net tangible assets have preliminarily been recorded.  Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill results from synergies and other operational benefits expected to be derived from the acquisitions. The goodwill related to Western Polymer is tax deductible due to the structure of the acquisition.

Pro-forma results of operations for the acquisition made in 2019 have not been presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

The Company incurred $1 million of pre-tax acquisition and integration costs for the three months ended March 31, 2019, associated with its recent acquisition. The Company incurred immaterial pre-tax acquisition and integration costs for the three months ended March 31, 2018.

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

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of the transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. These amounts are not significant as of March 31, 2019 or December 31, 2018. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied, therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

Shipping and handling activities related to contracts with customers represent fulfillment costs and are presented as a reduction of net sales. Taxes assessed by governmental authorities and collected from customers are accounted for on a net basis and excluded from revenues.  The Company applies a practical expedient to expense costs to obtain a contract as incurred as most contracts are one year or less.  These costs primarily include the Company’s internal sales force compensation. Under the terms of these programs, these are generally earned and the costs are recognized at the time the revenue is recognized.

From time to time the Company may enter into long-term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in Other assets or Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were no significant contract assets or liabilities as of March 31, 2019 or December 31, 2018.

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis. The Company’s operations are classified into four reportable business segments: North America, South America, Asia-Pacific and Europe, Middle East and Africa (“EMEA”).  The nature, amount, timing and uncertainty of the Company’s Net sales are managed by the Company primarily based on its geographic segments. Each region’s product sales are unique to each region and have unique risks.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net sales to unaffiliated customers:
North America:
Net sales before shipping and handling costs	$951	$958
Less: shipping and handling costs	91	84
Net sales	$860	$874

South America:
Net sales before shipping and handling costs	$228	$262
Less: shipping and handling costs	10	13
Net sales	$218	$249

Asia-Pacific:
Net sales before shipping and handling costs	$203	$203
Less: shipping and handling costs	9	9
Net sales	$194	$194

EMEA:
Net sales before shipping and handling costs	$154	$158
Less: shipping and handling costs	6	6
Net sales	$148	$152

5.       Restructuring and Impairment Charges

For the three months ended March 31, 2019 and 2018, the Company recorded $4 million and $3 million of pre-tax restructuring charges, respectively.  During 2018, the Company introduced its Cost Smart program, designed to improve profitability, further streamline its global business and deliver increased value to shareholders through anticipated savings in cost of sales, including freight, and SG&A.  For the three months ended March 31, 2019, the Company recorded $3 million of employee-related severance and other costs in the South America and North America segments as part of its Cost Smart SG&A program, including $1 million of other costs associated with the Finance Transformation initiative in Latin America. The Company expects to incur less than $1 million in other costs during the remainder of 2019 related to this Finance Transformation initiative.  Additionally, the Company recorded $1 million of other costs as part of the Cost Smart cost of sales program in relation to the prior year cessation of wet-milling at the Stockton, California plant.  The Company expects to incur approximately $1 million of additional costs during the remainder of 2019 to complete this project.

For the three months ended March 31, 2018, the Company recorded $2 million of other costs related to the North America Finance Transformation initiative and $1 million of other restructuring costs related to the leaf extraction process in Brazil, both of which were announced in 2017.

A summary of the Company’s employee-related severance accrual as of March 31, 2019 is as follows (in millions):

Balance in severance accrual as of December 31, 2018	$10
Cost Smart cost of sales and SG&A	2
Payments made to terminated employees	(5)
Balance in severance accrual as of March 31, 2019	$7

Of the $7 million severance accrual as of March 31, 2019, $6 million is expected to be paid in the next 12 months.

6.     Financial Instruments, Derivatives and Hedging Activities

The Company is exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates. In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment-grade counterparties. Derivative financial instruments currently used by the Company consist of commodity-related futures, options and swap contracts, foreign currency-related forward contracts and interest rate swaps.

Commodity price hedging: The Company’s principal use of derivative financial instruments is to manage commodity price risk relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next 12 to 24 months. The Company maintains a commodity-price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. For example, the manufacturing of the Company’s products requires a significant volume of corn and natural gas. Price fluctuations in corn and natural gas cause the actual purchase price of corn and natural gas to differ from anticipated prices.

To manage price risk related to corn purchases, the Company uses corn futures and options contracts that trade on regulated commodity exchanges to lock-in its corn costs associated with fixed-priced customer sales contracts. The Company uses over-the-counter natural gas swaps to hedge a portion of its natural gas usage. These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases. A majority of corn derivatives have been designated as cash flow hedging instruments. The Company also enters into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol and soybean oil. The Company’s natural gas, ethanol and soybean oil derivatives have been designated as cash flow hedging instruments.

The Company enters into certain corn derivative instruments that are not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging. Therefore, the realized and unrealized gains and losses from these instruments are recognized in cost of sales during each accounting period. These derivative instruments also mitigate commodity price risk related to anticipated purchases of corn.

For commodity hedges designated as cash flow hedges, unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive income/loss (“AOCI”). These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective. The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. Gains and losses from cash flow hedging instruments reclassified from AOCI to earnings are reported as Cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

As of March 31, 2019, AOCI included $11 million of losses (net of income taxes of $5 million), pertaining to commodities-related derivative instruments designated as cash flow hedges. As of December 31, 2018, AOCI included $2 million of losses (net of tax of $2 million), pertaining to commodities-related derivative instruments designated as cash flow hedges.

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

The Company has an interest rate swap agreement that effectively converts the interest rates on $200 million of its $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. This swap agreement calls for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. LIBOR plus a spread. The Company has designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for it as a fair value hedging instrument. The change in fair value of an interest rate swap designated as a hedging instrument that effectively offsets the variability in the fair value of outstanding debt obligations is reported in earnings. This amount offsets the gain or loss (the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (the hedged risk), which is also recognized in earnings. The fair value of the interest rate swap agreement as of March 31, 2019 was less than a $1 million gain, and is reflected in the Condensed Consolidated Balance Sheets within Non-current liabilities, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations. As of December 31, 2018, the fair value of the interest rate swap agreement was a $1 million loss, and is reflected in the Condensed Consolidated Balance Sheets within Non-current liabilities, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of hedged debt obligations.

The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company did not have any T-Locks outstanding as of March 31, 2019 or December 31, 2018. As of March 31, 2019, AOCI included $2 million of losses (net of income taxes of $1 million) related to settled T-Locks. As of December 31, 2018, AOCI included $2 million of losses (net of income taxes of $1 million) related to settled T-Locks. These deferred losses are being amortized to Financing costs, net over the terms of the senior notes with which they are associated.

Foreign currency hedging: Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign exchange risk when the results of its foreign operations are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency are revalued. The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk. The Company enters into foreign currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging. The Company enters into both of these hedge types in order to mitigate transactional foreign exchange risk.

Gains and losses from derivative financial instruments not designated as hedging instruments are marked to market in earnings during each accounting period. The notional volume of the Company’s foreign currency derivatives not designated as hedging instruments included forward sales contracts of $866 million and $621 million as well as forward purchase contracts worth $406 million and $165 million as of March 31, 2019 and December 31, 2018, respectively.

The Company’s foreign currency derivatives designated as cash flow hedging instruments include a $1 million gain (net of income taxes of $1 million) in AOCI as of March 31, 2019. The amount included in AOCI related to these hedges at December 31, 2018 was not significant. The notional volume of the Company’s foreign currency cash flow hedging instruments included forward sales contracts of $274 million and $345 million as well as forward purchase contracts of $227 million and $275 million as of March 31, 2019 and December 31, 2018, respectively.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair value of hedging instruments as of March 31, 2019
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$2	$2	$—	$4	$—	$7	$—	$7
Other assets	—	—	—	—	—	1	—	1
Assets	2	2	—	4	—	8	—	8
Accounts payable and accrued liabilities	12	—	—	12	4	7	—	11
Non-current liabilities	3	—	—	3	—	3	—	3
Liabilities	15	—	—	15	4	10	—	14
Net Assets/(Liabilities)	$(13)	$2	$—	$(11)	$(4)	$(2)	$—	$(6)

	Fair value of hedging instruments as of December 31, 2018
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$5	$1	$—	$6	$—	$16	$—	$16
Other assets	1	—	—	1	—	1	—	1
Assets	6	1	—	7	—	17	—	17
Accounts payable and accrued liabilities	6	—	—	6	3	9	—	12
Non-current liabilities	3	—	1	4	—	4	—	4
Liabilities	9	—	1	10	3	13	—	16
Net Assets/(Liabilities)	$(3)	$1	$(1)	$(3)	$(3)	$4	$—	$1

As of March 31, 2019, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 77 million bushels of corn. The Company is unable to directly hedge price risk related to coproduct sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales. As of March 31, 2019, the Company had outstanding futures or option contracts hedging approximately 22 million pounds of soybean oil. The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 31 million mmbtu’s of natural gas at March 31, 2019. Additionally, as of March 31, 2019, the Company had no outstanding ethanol futures contracts.

Additional information pertaining to the Company’s fair value hedges is presented below:

Line item in the statement of financial position in which the hedged item is included (in millions)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
Balance sheet date as of	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest Rate Contracts:
Long-Term Debt	$(200)	$(199)	$—	$1

Additional information relating to the Company’s derivative instruments is presented below:

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Three Months Ended March 31,		AOCI	Three Months Ended March 31,
(in millions, pre-tax)	2019	2018	into Income	2019	2018
Commodity contracts	$(10)	$20	Cost of sales	$2	$(5)
Foreign currency contracts	(2)	2	Net sales/Cost of sales	(3)	1
Interest rate contracts	—	—	Financing costs, net	(1)	—
Total	$(12)	$22		$(2)	$(4)

	For the three months ended March 31, 2019
Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships (in millions, pre-tax)	Net sales before shipping and handling costs	Cost of Sales	Financing costs, net
Income (expense) reported in earnings	$1,536	$(1,104)	$(22)
Gains or (losses) on fair value hedging relationships:
Interest Rate Contracts:
Hedged Items	$—	$—	$—
Derivatives designated as hedging instruments	—	—	—
Gains or (losses) on cash flow hedging relationships:
Commodity Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	$—	$2	$—
Foreign Exchange Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	(3)	—	—
Interest Rate Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	—	—	(1)

	For the three months ended March 31, 2018
Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships (in millions, pre-tax)	Net sales before shipping and handling costs	Cost of Sales	Financing costs, net
Income (expense) reported in earnings	$1,581	$(1,115)	$(16)
Gains or (losses) on fair value hedging relationships:
Interest Rate Contracts:
Hedged Items	$—	$—	$(2)
Derivatives designated as hedging instruments	—	—	2
Gains or (losses) on cash flow hedging relationships:
Commodity Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	$—	$(5)	$—
Foreign Exchange Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	1	—	—
Interest Rate Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	—	—	—

As of March 31, 2019, AOCI included $10 million of losses (net of income taxes of $3 million) on commodities-related derivative instruments designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory, which includes previously hedged purchases of corn and natural gas. The Company expects the losses to be offset by changes in the underlying commodities costs. Additionally, as of March 31, 2019, AOCI included $1 million of losses (net of an insignificant amount of taxes) on settled T-Locks and $2 million of gains (net of an insignificant amount of taxes) related to foreign currency hedges which are expected to be reclassified into earnings during the next 12 months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of March 31, 2019				As of December 31, 2018
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$10	$10	$—	$—	$11	$11	$—	$—
Derivative assets	12	1	11	—	24	4	20	—
Derivative liabilities	29	14	15	—	26	6	20	—
Long-term debt	1,969	—	1,969	—	1,954	—	1,954	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
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

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of March 31, 2019, the carrying value and fair value of the Company’s Long-term debt was $2.0 billion.

7.     Debt

As of March 31, 2019 and December 31, 2018, the Company’s total debt consisted of the following:

	As of	As of
(in millions)	March 31, 2019	December 31, 2018
3.2% senior notes due October 1, 2026	$496	$496
4.625% senior notes due November 1, 2020	399	399
6.625% senior notes due April 15, 2037	254	254
5.62% senior notes due March 25, 2020	200	200
Term loan credit agreement due April 12, 2021	165	165
Revolving credit facility	443	418
Fair value adjustment related to hedged fixed rate debt instruments	-	(1)
Long-term debt	1,957	1,931
Short-term borrowings	153	169
Total debt	$2,110	$2,100

The Company’s long-term debt as of March 31, 2019 includes the Term Loan Credit Agreement (“Term Loan”) of $165 million that was due in April 2019.  On April 12, 2019, the Company amended and restated the Term Loan to establish a 24-month senior unsecured term loan credit facility (“Amended Term Loan”) in an amount of up to $500 million that matures on April 12, 2021. The indebtedness outstanding under the Term Loan as of April 12, 2019, in the aggregate outstanding principal amount of $165 million, will continue as indebtedness under the Amended Term Loan. Borrowings under the Amended Term Loan are to be used for general corporate purposes. This borrowing is included in the long-term debt as the Company has the ability and intent to refinance it on a long-term basis prior to the maturity date.

8.     Leases

The Company determines if an arrangement is a lease at inception of the agreement. Operating leases are included in operating lease assets, and current and non-current operating lease liabilities in the Company’s Condensed Consolidated Balance Sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease asset also includes in its calculation any prepaid lease payments made and excludes any lease incentives received from the arrangement.  The Company’s lease terms may include options to extend or terminate the lease, and the impact of these options are included in the lease liability and lease asset calculations when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and non-lease components for its leases when it is impractical to separate the two, such as leases with variable payment arrangements. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company has operating leases for certain rail cars, office space, warehouses, and machinery & equipment.  The commencement date used for the calculation of the lease obligation is the latter of the commencement date of the new standard (January 1, 2019) or the lease start date.  Certain of the leases have options to extend the life of the lease, which are included in the liability calculation when the option is at the sole discretion of the Company and it is reasonably certain that the Company will exercise the option.  The Company has certain leases that have variable payments based solely on output or usage of the leased asset.  These variable operating lease assets are excluded from the Company’s balance sheet presentation and expensed as incurred.  Leases with an initial term of 12 months or less are not material.  The Company currently has no finance leases.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows:

Lease Cost	Three Months Ended March 31,
(in millions)	2019
Operating lease cost	$13
Variable operating lease cost	6
Lease cost	$19

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented on our Condensed Consolidated Balance Sheet as of March 31, 2019.

Operating Leases	As of
(in millions)	March 31, 2019
2019 (Excluding the three months ended March 31, 2019)	$41
2020	43
2021	32
2022	23
2023	18
Thereafter	33
Total future lease payments	190
Less imputed interest	35
Present value of future lease payments	155
Less current lease liabilities	42
Non-current operating lease liabilities	$113
Operating lease assets	$146

Additional information related to the Company’s operating leases was as follows:

(a)

Other Information	Three Months Ended March 31,
($ in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$161
Weighted average remaining lease term:
Operating leases	5.5 years
Weighted average discount rate:
Operating leases	5.7%

As the Company has not restated prior-year information for its adoption of ASC Topic 842, the following presents its future minimum lease payments for operating leases under ASC Topic 840 on December 31, 2018:

Operating Leases	As of
(in millions)	December 31, 2018
2019	$53
2020	44
2021	40
2022	27
2023	22
Thereafter	27
Total future lease payments	$213

9.     Taxes

In January 2019, the Company’s Brazilian subsidiary received a favorable decision from the Federal Court of Appeals in Sao Paulo, Brazil, related to the overpayment of certain indirect taxes in prior years.  As a result of this decision, the Company expects to be entitled to credits against various Brazilian federal tax payments in 2019 and future years. The Company is currently calculating the amount of the credits and interest related to this court decision. The credit calculations, which span a period from 2005 to April 2018, are complex and there are pending decisions with the Brazilian courts that may result in changes to the calculations and the timing of the receipt of benefits. The Company anticipates completing its credit calculations later in 2019.

10.     Net Periodic Pension and Postretirement Benefit Costs

For detailed information about the Company’s pension and postretirement benefit plans, please refer to Note 10 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plans
(in millions)	2019	2018	2019	2018
Service cost	$1	$1	$1	$1
Interest cost	4	3	3	3
Expected return on plan assets	(5)	(5)	(2)	(2)
Net periodic benefit cost (a)	$—	$(1)	$2	$2

The Company currently anticipates that it will make approximately $4 million in cash contributions to its pension plans in 2019, consisting of $3 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the three months ended March 31, 2019, cash contributions of approximately $1 million were made to the non-U.S. plans and less than $1 million to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended March 31,
(in millions)	2019	2018
Service cost	$—	$—
Interest cost	1	1
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost (a)	$—	$—

(a)

The service cost component of net periodic benefit cost is presented within either cost of sales or operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of actuarial loss, amortization of prior service credit and settlement loss components of net periodic benefit cost are presented as other, non-operating income on the Condensed Consolidated Statements of Income.

11.     Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	March 31, 2019	December 31, 2018
Finished and in process	$512	$522
Raw materials	296	250
Manufacturing supplies and other	54	52
Total inventories	$862	$824

12.    Equity

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

On November 5, 2018, the Company entered into a Variable Timing Accelerated Share Repurchase (“ASR”) program with JPMorgan (“JPM”).  Under the ASR program, the Company paid $455 million on November 5, 2018, and acquired 4.0 million shares of its common stock having an approximate value of $423 million on that date.  On February 5, 2019, the Company and JPM settled the difference between the initial price and average daily volume weighted average price (“VWAP”) less the agreed upon discount during the term of the ASR agreement.  The final VWAP was $98.04 per share, which was less than originally paid.  The Company settled the difference in cash, resulting in JPM returning $63 million of the upfront payment to the Company on February 6, 2019 and lowering the total cost of repurchasing the 4.0 million shares of common stock to $392 million.  The Company adjusted Additional paid-in capital and Treasury stock by $32 million and $31 million, respectively, during the first quarter of 2019 for this inflow of cash.

 Shared-based payments: The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Stock options:
Pre-tax compensation expense	$1	$1
Income tax benefit	—	—
Stock option expense, net of income taxes	1	1

Restricted stock units ("RSUs"):
Pre-tax compensation expense	2	3
Income tax benefit	—	(1)
RSUs, net of income taxes	2	2

Performance shares and other share-based awards:
Pre-tax compensation expense	1	1
Income tax benefit	—	—
Performance shares and other share-based compensation expense, net of income taxes	1	1

Total share-based compensation:
Pre-tax compensation expense	4	5
Income tax benefit	—	(1)
Total share-based compensation expense, net of income taxes	$4	$4

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

The Company granted non-qualified options to purchase 247 thousand shares and 215 thousand shares for the three months ended March 31, 2019 and 2018, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected life (in years)	5.5	5.5
Risk-free interest rate	2.5%	2.5%
Expected volatility	19.7%	19.8%
Expected dividend yield	2.7%	1.8%

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

Stock option activity for the three months ended March 31, 2019 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	2,079	$80.25	5.51	$42
Granted	247	91.85
Exercised	(60)	32.99
Cancelled	(22)	121.87
Outstanding as of March 31, 2019	2,244	$82.38	5.83	$43
Exercisable as of March 31, 2019	1,783	$75.57	5.16	$42

For the three months ended March 31, 2019, cash received from the exercise of stock options was $2 million. As of March 31, 2019, the unrecognized compensation cost related to non-vested stock options totaled $5 million, which is expected to be amortized over the weighted-average period of approximately 1.8 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended
	March 31,
(dollars in millions, except per share)	2019	2018
Weighted average grant date fair value of stock options granted (per share)	$14.02	$24.01
Total intrinsic value of stock options exercised	$4	$8

Restricted Stock Units: The Company has granted RSUs to certain key employees. The RSUs are subject to cliff vesting, generally after three years provided the employee remains in the service of the Company. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting of the RSUs within the amount of compensation costs recognized in each period. The fair value of the RSUs is determined based upon the number of shares granted and the market price of the Company’s common stock on the date of the grant.

The following table summarizes RSU activity for the three months ended March 31, 2019:

(RSUs in thousands)	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 31, 2018	341	$115.06
Granted	148	91.94
Vested	(123)	100.20
Cancelled	(15)	121.62
Non-vested as of March 31, 2019	351	$110.25

As of March 31, 2019, the total remaining unrecognized compensation cost related to RSUs was $23 million, which will be amortized over a weighted average period of approximately 2.2 years.

Performance Shares: The Company has a long-term incentive plan for senior management in the form of performance shares.  Historically these performance shares awarded and vested were based solely on the Company’s stock performance as compared to the stock performance of its peer group over the three-year vesting period.  Now beginning with the 2019 performance share grants, the performance shares will have two performance metrics that the granted performance shares will be awarded and vested upon. Fifty percent of the performance shares awarded and vested will be based on the Company’s stock performance as compared to the stock performance of its peer group, and the remaining fifty percent will be based on the calculation of the Company’s three-year average Return on Invested Capital (“ROIC”) against the set ROIC target.

For the 2019 performance shares awarded based on the Company’s stock performance, the number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s total shareholder return as compared to the total shareholder return of the peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the 2019 performance shares awarded based on ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. Compensation expense is based on the market price of the Company’s common stock on the date of the grant and the final number of shares that ultimately vest.  The Company will estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect the Company’s estimated ROIC performance versus the target. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the three months ended March 31, 2019, the Company awarded 70 thousand performance shares at a weighted average fair value of $92.57 per share.

As of March 31, 2019, the unrecognized compensation cost related to these awards was $7 million, which will be amortized over the remaining requisite service period of 2.3 years.

The 2016 performance share awards vested in the first quarter of 2019, achieving a 0 percent pay out of the granted performance shares.  Additionally, there were 3 thousand performance share cancellations during the three months ended March 31, 2019.

 Accumulated Other Comprehensive Loss: The following is a summary of net changes in Accumulated other comprehensive loss by component and net of tax for the three months ended March 31, 2019 and 2018:

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(1,080)	$(5)	$(69)	$—	$(1,154)
Other comprehensive income (loss) before reclassification adjustments	1	(12)	—	—	(11)
Amount reclassified from accumulated OCI	—	2	—	—	2
Tax benefit	—	3	—	—	3
Net other comprehensive income (loss)	1	(7)	—	—	(6)
Balance, March 31, 2019	$(1,079)	$(12)	$(69)	$—	$(1,160)

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(951)	$(13)	$(51)	$2	$(1,013)
Other comprehensive income (loss) before reclassification adjustments	21	22	(1)	1	43
Amount reclassified from accumulated OCI	—	4	—	—	4
Tax provision	—	(6)	—	—	(6)
Net other comprehensive income (loss)	21	20	(1)	1	41
Balance, March 31, 2018	$(930)	$7	$(52)	$3	$(972)

Supplemental Information:  The following Condensed Consolidated Statements of Equity and Redeemable Equity provide the dividends per share for Common stock for the periods presented:

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2018	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37
Net income attributable to Ingredion					100
Net income attributable to non-controlling interests						2
Dividends declared, common stock ($0.625/share)					(42)
Repurchases of common stock		32	31
Share-based compensation, net of issuance		9	10				(16)
Other comprehensive loss				(6)
Balance, March 31, 2019	$1	$1,137	$(1,050)	$(1,160)	$3,594	$22	$21

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2017	$1	$1,138	$(494)	$(1,013)	$3,259	$26	$36
Net income attributable to Ingredion					140
Net income attributable to non-controlling interests						3
Dividends declared, common stock ($0.60/share)					(44)
Dividends declared, non-controlling interests						(3)
Share-based compensation, net of issuance		(6)	18				(9)
Other comprehensive income (loss)				41		(2)
Balance, March 31, 2018	$1	$1,132	$(476)	$(972)	$3,355	$24	$27

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$100	66.8	$1.50	$140	72.3	$1.94

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.6			1.3
Diluted EPS	$100	67.4	$1.48	$140	73.6	$1.90

For the three months ended March 31, 2019 and 2018, approximately 1.0 million and 0.3 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

13.      Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis. The Company’s operations are classified into four reportable business segments: North America, South America, Asia-Pacific and EMEA.  Its North America segment includes businesses in the U.S., Canada and Mexico. The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador and the Southern Cone of South America, which includes Argentina, Chile, Peru and Uruguay. Its Asia-Pacific segment includes businesses in South Korea, Thailand, China, Japan, Indonesia, the Philippines, Singapore, Malaysia, India, Australia and New Zealand. The Company’s EMEA segment includes businesses in Germany, the United Kingdom, Pakistan and South Africa. The Company does not aggregate its operating segments when determining its reportable segments. Net sales by product are not presented because to do so would be impracticable.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net sales to unaffiliated customers:
North America:
Net sales before shipping and handling costs	$951	$958
Less: shipping and handling costs	91	84
Net sales	$860	$874

South America:
Net sales before shipping and handling costs	$228	$262
Less: shipping and handling costs	10	13
Net sales	$218	$249

Asia-Pacific:
Net sales before shipping and handling costs	$203	$203
Less: shipping and handling costs	9	9
Net sales	$194	$194

EMEA:
Net sales before shipping and handling costs	$154	$158
Less: shipping and handling costs	6	6
Net sales	$148	$152

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating income:
North America	$125	$143
South America	18	26
Asia-Pacific	20	23
EMEA	24	31
Corporate	(21)	(23)
Subtotal	166	200
Restructuring/impairment charges (a)	(4)	(3)
Acquisition/integration costs	(1)	—
Total operating income	$161	$197

(a)

During the first quarter in 2019, the Company recorded $4 million of pre-tax restructuring charges, comprised of $3 million of employee-related severance and other costs as part of the Cost Smart SG&A program and $1 million in other costs as part of the Cost Smart cost of sales program in relation to the cessation of wet-milling at the Stockton, California plant.

	As of	As of
(in millions)	March 31, 2019	December 31, 2018
Total assets:
North America (a)	$3,919	$3,737
South America	711	711
Asia-Pacific	806	792
EMEA	496	488
Total	$5,932	$5,728

(a)	For purposes of presentation, North America includes Corporate assets.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major supplier of high-quality food and industrial ingredient solutions to customers around the world. We have 46 manufacturing plants located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our ingredients are used by customers in the food, beverage, brewing, and animal nutrition industries, among others.

Our bold new strategic growth roadmap is based on the following five growth platforms and is designed to deliver shareholder value by accelerating customer co-creation and enabling consumer-preferred innovation. Our first platform is starch-based texturizers, the second platform is clean and simple ingredients, the third platform is plant-based proteins, the fourth platform is sugar reduction and specialty sweeteners, and finally, our fifth platform is value-added food systems.

For the three months ended March 31, 2019, operating income, net income and diluted earnings per share declined from the comparable 2018 period. Our decline in earnings for the three months ended March 31, 2019 was largely attributable to higher raw material and production costs, and continued foreign exchange impacts.

For the three months ended March 31, 2019 and 2018, we recorded $4 million and $3 million of pre-tax restructuring charges, respectively.  During 2018, we introduced our Cost Smart program, designed to improve profitability, further streamline our global business and deliver increased value to shareholders through anticipated savings in cost of sales, including freight, and SG&A.  For the three months ended March 31, 2019, we recorded $3 million of employee-related severance and other costs in the South America and North America segments as part of our Cost Smart SG&A program, including $1 million of other costs associated with the Finance Transformation initiative in Latin America.  Additionally, we recorded $1 million of other costs as part of the Cost Smart cost of sales program in relation to the prior year cessation of wet-milling at the Stockton, California plant.  For the three months ended March 31, 2018, we recorded $2 million of other costs related to the North America Finance Transformation initiative and $1 million of other restructuring costs related to the leaf extraction process in Brazil, both of which were announced in 2017.

Our cash provided by operating activities decreased to $18 million for the first quarter of 2019 from $150 million in the year-earlier period, primarily driven by our decrease in earnings and changes in working capital.  Our cash provided by financing activities of $28 million during the first quarter of 2019 compared to cash used for financing activities of $261 million during the first quarter of 2018 changed primarily due to higher proceeds from debt borrowing and cash inflow on February 6, 2019 from the settlement of the difference of the initial price per share to the final average daily volume weighted average price (“VWAP”) per share for the Variable Timing Accelerated Share Repurchase (“ASR”).

Looking ahead, in North America, we expect full year operating income to be flat to down versus the prior year assuming current market values for corn and corn by-products, which have been negatively impacted by crop inventory imbalances arising from a U.S. and China trade dispute.  In South America, we expect operating income to be flat versus the prior year due to persistent macroeconomic challenges.  We expect flat to modest growth for operating income in Asia-Pacific and EMEA.

Results of Operations

We have significant operations in four reporting segments: North America, South America, Asia-Pacific and EMEA. For most of our foreign subsidiaries, the local foreign currency is the functional currency. Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into U.S. dollars at the applicable average exchange rates for the period. Fluctuations in foreign currency exchange rates affect the U.S. dollar amounts of our foreign subsidiaries’ revenues and expenses. The impact of foreign currency exchange rate changes, where significant, is provided below.

For the Three Months Ended March 31, 2019

With Comparatives for the Three Months Ended March 31, 2018

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales	$1,420	$1,469	$(49)	(3)%
Cost of sales	1,104	1,115	11	1%
Gross profit	316	354	(38)	(11)%

Operating expenses	150	156	6	4%
Other expense (income), net	1	(2)	(3)	(150)%
Restructuring/impairment charges	4	3	(1)	(33)%

Operating income	161	197	(36)	(18)%

Financing costs, net	22	16	(6)	(38)%
Other, non-operating income	-	(1)	(1)	(100)%

Income before income taxes	139	182	(43)	(24)%
Provision for income taxes	37	39	2	5%
Net income	102	143	(41)	(29)%
Less: Net income attributable to non-controlling interests	2	3	1	33%
Net income attributable to Ingredion	$100	$140	$(40)	(29)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended March 31, 2019 decreased by 29 percent to $100 million from $140 million for the three months ended March 31, 2018.

Results for the first quarter of 2019 include after-tax costs of $3 million of net restructuring costs primarily associated with our Cost Smart cost of sales and SG&A programs and $1 million of acquisition/integration costs related to the acquisition and integration of the business acquired from Western Polymer, LLC.  Results for the first quarter of 2018 include after-tax restructuring costs of $3 million consisting of $2 million of costs associated with the North America Finance Transformation and $1 million of costs related to our leaf extraction process in Brazil.

Net sales. Our net sales for the first quarter of 2019 of $1.4 billion decreased by 3 percent compared to the three months ended March 31, 2018. The decrease was driven primarily by unfavorable foreign currency exchange rates of 6 percent and lower core volumes of 2 percent, partly offset by increased price/product mix primarily due to raw material and foreign exchange pricing pass-throughs of 5 percent.

Cost of sales. Cost of sales was $1.1 billion for the three months ended March 31, 2019 and 2018. Our gross profit margin was 22 percent for the three months ended March 31, 2019, down from 24 percent for the three months ended March 31, 2018. Gross profit margin decreased primarily due to unfavorable currency translation and higher raw material and production costs in our North America segment.

Operating expenses. Operating expenses for the first quarter of 2019 decreased to $150 million from $156 million last year. This decrease was primarily driven by favorable expenses in North America as a result of the Finance Transformation cost reduction initiative and by favorable foreign currency translation.  Operating expenses, as a percentage of net sales were flat at 11 percent for the three months ended March 31, 2019 and 2018.

Financing costs, net. Financing costs for the three months ended March 31, 2019 increased to $22 million from $16 million for the three months ended March 31, 2018, primarily driven by higher net debt and interest rates.

Provision for income taxes. Our effective income tax rate for the first quarter of 2019 increased to 26.6 percent from 21.4 percent a year ago.

The increase in the effective income tax rate was driven by a reduced excess tax benefit related to share-based payment awards and an increased valuation allowance on the net deferred tax assets of a foreign subsidiary.  These items were partially offset by a reduction in our global intangible low-taxed income (“GILTI”).

Segment Results

North America

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$860	$874	$(14)	(2)%
Operating income	125	143	(18)	(13)%

Net sales. Our decrease in net sales of 2 percent for the first quarter of 2019, as compared to the three months ended March 31, 2018, was primarily driven by a 2 percent unfavorable impact in volume and 1 percent unfavorable foreign currency, partly offset by a 1 percent favorable impact from price/product mix.

Operating income. Our decrease in operating income of $18 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily driven by higher inventory and production costs, higher net corn costs, and a modest impact from the extreme weather in the U.S. and Canada.

South America

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$218	$249	$(31)	(12)%
Operating income	18	26	(8)	(31)%

Net sales. Our decrease in net sales of 12 percent for the first quarter of 2019, as compared to the three months ended March 31, 2018, was primarily driven by unfavorable foreign currency of 25 percent driven by the weaker Argentine peso and Brazilian real and a 6 percent decline in volume, partly offset by a 19 percent favorable impact from price/product mix.

Operating income. Our decrease in operating income of $8 million for the first quarter of 2019 compared to the three months ended March 31, 2018, was primarily driven by unfavorable currency translation and lower volumes in Argentina and Brazil, partly offset by pricing actions.

Asia-Pacific

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$194	$194	$—	—%
Operating income	20	23	(3)	(13)%

Net sales. Our net sales remained flat for the first quarter of 2019 compared to the three months ended March 31, 2018.  A 6 percent increase in price/product mix was offset by a 2 percent decline in volume and unfavorable currency translation of 4 percent.

Operating income. Our decrease in operating income of $3 million for the first quarter of 2019, as compared to the three months ended March 31, 2018, was primarily driven by higher regional corn costs and unfavorable currency translation, partly offset by specialty volume growth and improved price/product mix.

EMEA

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$148	$152	$(4)	(3)%
Operating income	24	31	(7)	(23)%

Net sales. Our decrease in net sales of 3 percent for the first quarter of 2019 compared to the three months ended March 31, 2018 primarily reflects unfavorable currency translation of 14 percent, partly offset by a 7 percent increase in price/product mix and volume growth of 4 percent.

Operating income. Our decrease in operating income of $7 million for the first quarter of 2019 compared to the three months ended March 31, 2018, primarily reflects unfavorable currency translation and higher raw material costs, partly offset by specialty and core volume growth and improved price/product mix.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2019 was $18 million, as compared to $150 million for the three months ended March 31, 2018. The decrease in operating cash flow primarily reflects a decrease in our net income and the changes in our working capital.

Capital expenditures and mechanical stores purchases of $80 million for the three months ended March 31, 2019 are in line with our capital spending plan for the year. We anticipate that our capital expenditures and mechanical stores purchases will be approximately $330 million to $360 million for 2019.

As of March 31, 2019 and December 31, 2018, we had total debt outstanding of $2.1 billion.  As of March 31, 2019 our total debt consists of the following:

(in millions)
3.2% senior notes due October 1, 2026	$496
4.625% senior notes due November 1, 2020	399
6.625% senior notes due April 15, 2037	254
5.62% senior notes due March 25, 2020	200
Term loan credit agreement due April 12, 2021	165
Revolving credit facility	443
Fair value adjustment related to hedged fixed rate debt instruments	-
Long-term debt	1,957
Short-term borrowings	153
Total debt	$2,110

As of March 31, 2019, there were borrowings of $165 million outstanding under the Term Loan that was due in April 2019, and borrowings of $443 million outstanding under the revolving credit facility (the “Revolving Credit Agreement”). On April 12, 2019, we amended and restated the Term Loan to establish a 24-month senior unsecured term loan credit facility in an amount of up to $500 million that matures on April 12, 2021. The indebtedness outstanding under the Term Loan as of April 12, 2019, in the aggregate outstanding principal amount of $165 million, will continue as indebtedness under the Amended Term Loan Credit Agreement (“Amended Term Loan”). Borrowings under the Amended Term Loan are to be used for general corporate purposes. In addition to the borrowing availability under the Revolving Credit Agreement, we have approximately $526 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 4.6 percent for the three months ended March 31, 2019, compared to 4.5 percent in the three months ended March 31, 2018.

On March 20, 2019, our Board of Directors declared a quarterly cash dividend of $0.625 per share of common stock. This dividend was paid on April 25, 2019 to stockholders of record at the close of business on April 1, 2019.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and financing activities for the foreseeable future.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes on foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $231 million of the total $259 million of cash and cash equivalents and short-term investments at March 31, 2019 was held by our operations outside of the U.S. We expect that available cash balances and credit facilities in the U.S., along with cash generated from operations and access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol. We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). As of March 31, 2019, our accumulated other comprehensive loss account (“AOCI”) included $11 million of losses (net of income taxes of $5 million) related to these derivative instruments. It is anticipated that $10 million of these losses (net of income taxes of $3 million) will be reclassified into earnings during the next 12 months. We expect the losses to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. We enter into foreign currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging.  As of March 31, 2019, we had foreign currency forward sales contracts with an aggregate notional amount of $866 million and foreign currency forward purchase contracts with an aggregate notional amount of $406 million not designated as hedging instruments.

As of March 31, 2019, we had foreign currency forward sales contracts with an aggregate notional amount of $274 million and foreign currency forward purchase contracts with an aggregate notional amount of $227 million designated as cash flow hedging instruments. The amount included in AOCI relating to these hedges at March 31, 2019, was a $1 million gain (net of income taxes of $1 million).

We have significant operations in Argentina. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100 percent as of June 30, 2018. As a result, we elected to adopt highly inflationary accounting as of

July 1, 2018 for our affiliate, Ingredion Argentina S.A. (“Argentina”). Under highly inflationary accounting, Argentina’s functional currency becomes the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings in financing costs.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have any T-Locks outstanding as of March 31, 2019.

As of March 31, 2019, our AOCI account included $2 million of losses (net of income taxes of $1 million) related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that $1 million of these losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

As of March 31, 2019, we have an interest rate swap agreement that effectively converts the interest rates on $200 million of our $400 million of 4.625 percent senior notes due November 1, 2020, to variable rates. This swap agreement calls for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR plus a spread. We have designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for it as a fair value hedge. The fair value of the interest rate swap agreement as of March 31, 2019 was less than a $1 million gain, and is reflected in the Condensed Consolidated Balance Sheets within Non-current liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

Key Financial Performance Metrics

We use certain key financial metrics to monitor our progress towards achieving our long-term strategic business objectives.   In addition to the key financial metrics listed in our 2018 Form 10-K, as of January 2019, we have added the financial metric, Return on Invested Capital (“ROIC”).   ROIC is a measure of the profitability and value-creating potential that considers the amount of initial capital invested.   In 2019, fifty percent of the current year performance share awards granted from our Stock Incentive Plan are based on this metric.  The performance share awards are more fully described in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

The metric below includes certain information (including adjusted operating income, net of tax and Net Debt) that is not calculated in accordance with GAAP. Management uses non-GAAP financial measures internally for strategic decision-making, forecasting future results and evaluating current performance. By disclosing non-GAAP financial measures, management intends to provide a more meaningful, consistent comparison of our operating results and trends for the periods presented. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.

Non-GAAP financial measures are not prepared in accordance with GAAP; therefore, the information is not necessarily comparable to other companies.  These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP.  A reconciliation of non-GAAP historical financial measures to the most comparable GAAP measure is provided in our 2018 Form 10-K.

Return on Invested Capital (dollars in millions)	2018	2017
Adjusted operating income, net of tax (a)	$569	$627

Net Debt	1,766	1,260
Equity and share-based payments subject to redemption	2,445	2,953
Total	$4,211	$4,213

Average (b)	$4,212	$4,139

Return on Invested Capital (a ÷ b)	13.5%	15.1%

ROIC:  Our long-term objective is to maintain a ROIC in excess of our cost of capital.  For the year 2018, we achieved a ROIC of 13.5%. The ratio is calculated by dividing adjusted operating income, net of tax by the book value of both Net Debt and Equity. The decrease in ROIC percent is primarily a result of lower operating income in 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s significant accounting policies.  There have been no other changes to our critical accounting policies and estimates during the three months ended March 31, 2019.

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

These statements can sometimes be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “assume,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook”, “propels,” “opportunities, “potential,” “provisional,” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to in or incorporated by reference into this report are “forward-looking statements.”

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the effects of global economic conditions, including, particularly, economic, currency and political conditions in South America and economic and political conditions in Europe, and their impact on our sales volumes and pricing of our products;  our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; future financial performance of major industries which we serve, including, without limitation, the food, beverage, paper and corrugating, and brewing industries; energy costs and availability; freight and shipping costs; and changes in regulatory controls regarding quotas; tariffs, duties, taxes and income tax rates, particularly United States tax reform enacted in 2017; operating difficulties; availability of raw materials, including potato starch, tapioca, gum Arabic and the specific varieties of corn upon which some of our products are based; our ability to develop or acquire new products and services at rates or of qualities sufficient to meet expectations; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to achieve expected savings under our Cost Smart program; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; genetic and biotechnology issues; changing consumption preferences including those relating to high fructose corn syrup; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 31 to 32 in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2018 to March 31, 2019.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
January 1 – January 31, 2019	—	—	—	5,855 shares
February 1 – February 28, 2019	—	—	—	5,855 shares
March 1 – March 31, 2019	—	—	—	5,855 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting us to purchase up to 5.0 million of our outstanding common shares from January 1, 2015, through December 31, 2019. On October 22, 2018, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to an additional 8.0 million of its outstanding common shares from November 5, 2018 through December 31, 2023. As of March 31, 2019, we have 5.9 million shares available for repurchase under the stock repurchase programs.

ITEM 6

EXHIBITS

a)  Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

All other items hereunder are omitted because either such item is inapplicable or the response is negative.

EXHIBIT INDEX

Number	Description of Exhibit
10.11	Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan.

10.12	Form of Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan.

10.13	Form of Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan.

31.1	CEO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

31.2	CFO Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as created by the Sarbanes-Oxley Act of 2002

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	May 3, 2019	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	May 3, 2019	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller