Form 10-Q
period 2019-06-30
Ingredion Inc
filed 2019-08-02
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2019
Common Stock, $.01 par value	66,729,345 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Net sales before shipping and handling costs	$1,550	$1,608	$3,086	$3,189
Less: shipping and handling costs	116	112	232	224
Net sales	1,434	1,496	2,854	2,965
Cost of sales	1,105	1,136	2,209	2,251
Gross profit	329	360	645	714

Operating expenses	154	161	304	317
Other income, net	(2)	(2)	(1)	(4)
Restructuring/impairment charges	9	8	13	11

Operating income	168	193	329	390

Financing costs, net	16	25	38	41
Other, non-operating income	—	(1)	—	(2)

Income before income taxes	152	169	291	351
Provision for income taxes	45	53	82	92
Net income	107	116	209	259
Less: Net income attributable to non-controlling interests	2	2	4	5
Net income attributable to Ingredion	$105	$114	$205	$254

Weighted average common shares outstanding:
Basic	66.9	71.9	66.9	72.1
Diluted	67.4	72.8	67.4	73.2

Earnings per common share of Ingredion:
Basic	$1.57	$1.59	$3.06	$3.52
Diluted	$1.56	$1.57	$3.04	$3.47

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net income	$107	$116	$209	$259
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $3, $5, $ — and $ —, respectively	10	(16)	1	1
Losses (gains) on cash flow hedges reclassified to earnings, net of income tax effect of $1, $ —, $1 and $1, respectively	3	(1)	5	2
Actuarial (losses) on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $ —	(1)	—	(1)	(1)
Unrealized gains on investments, net of income tax effect of $ —	—	—	—	1
Currency translation adjustment	(4)	(117)	(3)	(96)
Comprehensive income (loss)	115	(18)	211	166
Less: Comprehensive (loss) income attributable to non-controlling interests	(2)	—	—	1
Comprehensive income (loss) attributable to Ingredion	$117	$(18)	$211	$165

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except share and per share amounts)	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$297	$327
Short-term investments	4	7
Accounts receivable, net	1,015	951
Inventories	865	824
Prepaid expenses	34	29
Total current assets	2,215	2,138

Property, plant and equipment, net of accumulated depreciation of $3,008 and $2,915, respectively	2,232	2,198

Goodwill	801	791
Other intangible assets, net of accumulated amortization of $182 and $167, respectively	451	460
Operating lease assets	143	—
Deferred income tax assets	10	10
Other assets	146	131
Total assets	$5,998	$5,728

Liabilities and equity
Current liabilities:
Short-term borrowings	$107	$169
Accounts payable and accrued liabilities	787	777
Total current liabilities	894	946

Non-current liabilities	211	217
Long-term debt	1,946	1,931
Non-current operating lease liabilities	111	—
Deferred income tax liabilities	199	189
Share-based payments subject to redemption	25	37

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	1,138	1,096
Less: Treasury stock (common stock: 11,090,045 and 11,284,681 shares at June 30, 2019 and December 31, 2018, respectively) at cost	(1,047)	(1,091)
Accumulated other comprehensive loss	(1,152)	(1,154)
Retained earnings	3,656	3,536
Total Ingredion stockholders’ equity	2,596	2,388
Non-controlling interests	16	20
Total equity	2,612	2,408
Total liabilities and equity	$5,998	$5,728

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2018	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37
Net income attributable to Ingredion					205
Net income attributable to non-controlling interests						4
Dividends declared					(85)	(4)
Repurchases of common stock, net		32	31
Share-based compensation, net of issuance		10	13				(12)
Other comprehensive income (loss)				2		(4)
Balance, June 30, 2019	$1	$1,138	$(1,047)	$(1,152)	$3,656	$16	$25

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2017	$1	$1,138	$(494)	$(1,013)	$3,259	$26	$36
Net income attributable to Ingredion					254
Net income attributable to non-controlling interests						5
Dividends declared					(88)	(4)
Repurchases of common stock			(141)
Share-based compensation, net of issuance		(6)	20				(5)
Other comprehensive loss				(93)		(4)
Other		(4)			1	(1)
Balance, June 30, 2018	$1	$1,128	$(615)	$(1,106)	$3,426	$22	$31

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
Cash provided by operating activities
Net income	$209	$259
Non-cash charges to net income:
Depreciation and amortization	103	107
Mechanical stores expense	28	29
Deferred income taxes	10	8
Other	33	21
Changes in working capital:
Accounts receivable and prepaid expenses	(65)	(3)
Inventories	(39)	(73)
Accounts payable and accrued liabilities	(32)	(23)
Margin accounts	15	(4)
Other	(9)	31
Cash provided by operating activities	253	352

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(156)	(160)
Payments for acquisitions, net of cash acquired of $ 4 and $ — , respectively	(42)	—
Investment in a non-consolidated affiliate	(10)	—
Short-term investments	3	3
Other	—	2
Cash used for investing activities	(205)	(155)

Cash used for financing activities
Proceeds from borrowings	714	131
Payments on debt	(765)	(319)
Repurchases of common stock, net	63	(141)
Issuances of common stock for share-based compensation, net of settlements	—	(3)
Dividends paid, including to non-controlling interests	(87)	(92)
Cash used for financing activities	(75)	(424)

Effects of foreign exchange rate changes on cash	(3)	(9)

Decrease in cash and cash equivalents	(30)	(236)

Cash and cash equivalents, beginning of period	327	595

Cash and cash equivalents, end of period	$297	$359

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

The unaudited Condensed Consolidated Financial Statements included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2018, and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2019, and 2018, and the financial position of the Company as of June 30, 2019. The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.     Summary of Significant Accounting Standards and Policies

For detailed information about the Company’s significant accounting standards, please refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except for the items listed below, there have been no other material changes to the Company’s significant accounting policies for the three and six months ended June 30, 2019.

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

ASU No. 2017-12 and ASU 2018-16, Derivatives and Hedging (Topic 815)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update modifies accounting guidance for hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess ineffectiveness. The intent is to simplify the application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted.  The Company completed its assessment of these updates adopted on January 1, 2019, including potential changes to existing hedging arrangements, and determined the adoption of the guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

3. Acquisitions

On March 1, 2019, the Company completed its acquisition of Western Polymer LLC (“Western Polymer”), a privately-held, U.S.-based company headquartered in Moses Lake, Washington, that produces native and modified potato starches for industrial and food applications for $42 million, net of cash acquired of $4 million. The acquisition will expand the Company's potato starch manufacturing capacity, enhance processing capabilities, and broaden its higher-value specialty ingredients business and customer base. The results of the acquired operation are included in the Company’s consolidated results from the acquisition date forward within the North America business segment.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The assets acquired and liabilities assumed in the transaction are generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition are expensed as incurred. As of June 30, 2019, $13 million of goodwill and intangible assets, and $29 million of net tangible assets have preliminarily been recorded. Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. Goodwill and intangible assets are open to be finalized as of June 30, 2019 pending finalization of certain valuations. The goodwill results from synergies and other operational benefits expected to be derived from the acquisition. The goodwill related to Western Polymer is tax-deductible due to the structure of the acquisition.

Pro-forma results of operations for the acquisition made in 2019 have not been presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

The Company incurred $2 million of pre-tax acquisition and integration costs for the six months ended June 30, 2019, associated with its recent acquisition. The Company incurred immaterial pre-tax acquisition and integration costs for the six months ended June 30, 2018.

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

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of the transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in Accounts payable and accrued liabilities in the Condensed

Consolidated Balance Sheets. These amounts are not significant as of June 30, 2019, or December 31, 2018. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied; therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

From time to time the Company may enter into long-term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in Other assets or Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were no significant contract assets or liabilities as of June 30, 2019, or December 31, 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net sales to unaffiliated customers:
North America:
Net sales before shipping and handling costs	$977	$1,002	$1,928	$1,961
Less: shipping and handling costs	92	86	183	171
Net sales	$885	$916	$1,745	$1,790

South America:
Net sales before shipping and handling costs	$226	$243	$454	$505
Less: shipping and handling costs	11	11	21	24
Net sales	$215	$232	$433	$481

Asia-Pacific:
Net sales before shipping and handling costs	$203	$209	$406	$412
Less: shipping and handling costs	8	8	17	17
Net sales	$195	$201	$389	$395

EMEA:
Net sales before shipping and handling costs	$144	$154	$298	$311
Less: shipping and handling costs	5	7	11	12
Net sales	$139	$147	$287	$299

5. Restructuring and Impairment Charges

For the three and six months ended June 30, 2019, the Company recorded $9 million and $13 million of pre-tax restructuring charges, respectively.  During 2018, the Company introduced its Cost Smart program, designed to improve profitability, further streamline its global business and deliver increased value to shareholders through anticipated savings in cost of sales, including freight, and SG&A.  For the three and six months ended June 30, 2019, the Company recorded $6 million and $9 million, respectively, of other costs, including professional services, and employee-related severance in the North America and South America segments as part of its Cost Smart SG&A program. This included $1 million and $2 million of other costs associated with the Finance Transformation initiative in Latin America for the three and six months ended June 30, 2019, respectively. The Company expects to incur less than $1 million in other costs during the remainder of 2019 related to this Finance Transformation initiative.  Additionally, for the three and six months ended June 30, 2019, the Company recorded $3 million and $4 million, respectively, of other costs, including professional services, as part of the Cost Smart cost of sales program, including $1 million and $2 million, respectively, in relation to the prior year cessation of wet-milling at the Stockton, California plant.  The Company does not expect to incur additional costs during the remainder of 2019 to complete this project.

For the three and six months ended June 30, 2018, the Company recorded $8 million and $11 million of pre-tax restructuring charges, respectively, consisting of $6 million of employee-related severance costs in relation to its Cost Smart SG&A program in its South America and North America segments. The Company also recorded other costs related to the Finance Transformation initiative of $2 million and $4 million for the three and six months ended June 30, 2018, respectively.  In addition, there were other restructuring costs related to the leaf extraction process in Brazil of $1 million for the six months ended June 30, 2018.

A summary of the Company’s employee-related severance accrual as of June 30, 2019 is as follows (in millions):

Balance in severance accrual as of December 31, 2018	$10
Cost Smart cost of sales and SG&A	5
Payments made to terminated employees	(9)
Balance in severance accrual as of June 30, 2019	$6

Of the $6 million severance accrual as of June 30, 2019, $5 million is expected to be paid in the next 12 months.

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

As of June 30, 2019, AOCI included $1 million of net gains (net of income tax expense of $1 million), pertaining to commodities-related derivative instruments designated as cash flow hedges. As of December 31, 2018, AOCI included $2 million of net losses (net of income tax benefit of $2 million), pertaining to commodities-related derivative instruments designated as cash flow hedges.

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

The Company has an interest rate swap agreement that effectively converts the interest rates on $200 million of its $400 million of 4.625% senior notes due November 1, 2020, to variable rates. This swap agreement calls for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. LIBOR plus a spread. The Company has designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for it as a fair value hedging instrument. The change in fair value of an interest rate swap designated as a hedging instrument that effectively offsets the variability in the fair value of outstanding debt obligations is reported in earnings. This amount offsets the gain or loss (the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (the hedged risk), which is also recognized in earnings. The fair value of the interest rate swap agreement as of June 30, 2019, was a $2 million gain, and is reflected in the Condensed Consolidated Balance Sheets within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations. As of December 31, 2018, the fair value of the interest rate swap agreement was a $1 million loss, and is reflected in the Condensed Consolidated Balance Sheets within Non-current liabilities, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of hedged debt obligations.

The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company did not have any T-Locks outstanding as of June 30, 2019, or December 31, 2018. As of June 30, 2019, AOCI included $1 million of net losses (net of an insignificant amount of income tax benefit) related to settled T-Locks. As of December 31, 2018, AOCI included $2 million of net losses (net of income tax benefit of $1 million) related to settled T-Locks. These deferred losses are being amortized to Financing costs, net over the terms of the senior notes with which they are associated.

Foreign currency hedging: Due to the Company’s global operations, including operations in many emerging markets, it is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign-exchange risk when the results of its foreign operations are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency are revalued. The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign-exchange risk. The Company enters into foreign currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging. The Company enters into both of these hedge types in order to mitigate transactional foreign-exchange risk.

Gains and losses from derivative financial instruments not designated as hedging instruments are marked to market in earnings during each accounting period. The notional volume of the Company’s foreign currency derivatives not designated as hedging instruments included forward sales contracts of $612 million and $621 million as well as forward purchase contracts worth $190 million and $165 million as of June 30, 2019, and December 31, 2018, respectively.

The Company’s foreign currency derivatives designated as cash flow hedging instruments include a $2 million net gain (net of income tax expense of $1 million) in AOCI as of June 30, 2019. The amount included in AOCI related to these hedges at December 31, 2018, was not significant. The notional volume of the Company’s foreign currency cash flow hedging instruments included forward sales contracts of $220 million and $345 million as well as forward purchase contracts of $366 million and $275 million as of June 30, 2019 and December 31, 2018, respectively.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair value of hedging instruments as of June 30, 2019
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$10	$5	$—	$15	$2	$2	$—	$4
Other assets	—	1	2	3	—	1	—	1
Assets	10	6	2	18	2	3	—	5
Accounts payable and accrued liabilities	13	1	—	14	1	5	—	6
Non-current liabilities	4	1	—	5	—	4	—	4
Liabilities	17	2	—	19	1	9	—	10
Net Assets/(Liabilities)	$(7)	$4	$2	$(1)	$1	$(6)	$—	$(5)

	Fair value of hedging instruments as of December 31, 2018
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$5	$1	$—	$6	$—	$16	$—	$16
Other assets	1	—	—	1	—	1	—	1
Assets	6	1	—	7	—	17	—	17
Accounts payable and accrued liabilities	6	—	—	6	3	9	—	12
Non-current liabilities	3	—	1	4	—	4	—	4
Liabilities	9	—	1	10	3	13	—	16
Net Assets/(Liabilities)	$(3)	$1	$(1)	$(3)	$(3)	$4	$—	$1

As of June 30, 2019, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 57 million bushels of corn. The Company is unable to directly hedge price risk related to coproduct sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales. As of June 30, 2019, the Company had no outstanding soybean oil futures contracts. The Company also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 32 million mmbtu’s of natural gas at June 30, 2019. Additionally, as of June 30, 2019, the Company had outstanding ethanol futures contracts hedging approximately 10 million gallons of ethanol.

Additional information pertaining to the Company’s fair value hedges is presented below:

Line item in the statement of financial position in which the hedged item is included (in millions)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
Balance sheet date as of	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest Rate Contracts:
Long-Term Debt	$(202)	$(199)	$(2)	$1

Additional information relating to the Company’s derivative instruments is presented below:

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Three Months Ended June 30,		AOCI	Three Months Ended June 30,
(in millions, pre-tax)	2019	2018	into Income	2019	2018
Commodity contracts	$10	$(17)	Cost of sales	$(5)	$2
Foreign currency contracts	3	(4)	Net sales/Cost of sales	1	—
Interest rate contracts	—	—	Financing costs, net	—	(1)
Total	$13	$(21)		$(4)	$1

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Six Months Ended June 30,		AOCI	Six Months Ended June 30,
(in millions, pre-tax)	2019	2018	into Income	2019	2018
Commodity contracts	$—	$3	Cost of sales	$(3)	$(3)
Foreign currency contracts	1	(2)	Net sales/Cost of sales	(2)	1
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$1	$1		$(6)	$(3)

	For the three months ended June 30, 2019			For the three months ended June 30, 2018
Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships (in millions, pre-tax)	Net sales before shipping and handling costs	Cost of Sales	Financing costs, net	Net sales before shipping and handling costs	Cost of Sales	Financing costs, net
Income (expense) reported in earnings	$1,550	$(1,105)	$(16)	$1,608	$(1,136)	$(25)
Gains or (losses) on fair value hedging relationships:
Interest Rate Contracts:
Hedged Items	$—	$—	$(3)	$—	$—	$5
Derivatives designated as hedging instruments	—	—	3	—	—	(5)
Gains or (losses) on cash flow hedging relationships:
Commodity Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	$—	$(5)	$—	$—	$2	$—
Foreign Exchange Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	—	1	—	—	—	—
Interest Rate Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	—	—	—	—	—	(1)

	For the six months ended June 30, 2019			For the six months ended June 30, 2018
Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships (in millions, pre-tax)	Net sales before shipping and handling costs	Cost of Sales	Financing costs, net	Net sales before shipping and handling costs	Cost of Sales	Financing costs, net
Income (expense) reported in earnings	$3,086	$(2,209)	$(38)	$3,189	$(2,251)	$(41)
Gains or (losses) on fair value hedging relationships:
Interest Rate Contracts:
Hedged Items	$—	$—	$(3)	$—	$—	$3
Derivatives designated as hedging instruments	—	—	3	—	—	(3)
Gains or (losses) on cash flow hedging relationships:
Commodity Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	$—	$(3)	$—	$—	$(3)	$—
Foreign Exchange Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	(3)	1	—	1	—	—
Interest Rate Contracts:
Gain/(loss) reclassified from other comprehensive income into earnings	—	—	(1)	—	—	(1)

As of June 30, 2019, AOCI included $2 million of net gains (net of an insignificant amount of income tax expense) on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory, which includes previously hedged purchases of corn and natural gas. The Company expects the losses to be offset by changes in the underlying commodities costs. Additionally, as of June 30, 2019, AOCI included $1 million of net losses (net of an insignificant amount of income tax benefit) on settled T-Locks and $3 million of net gains (net of $1 million of income tax expense) related to foreign currency hedges which are expected to be reclassified into earnings during the next 12 months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of June 30, 2019				As of December 31, 2018
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$12	$12	$—	$—	$11	$11	$—	$—
Derivative assets	23	12	11	—	24	4	20	—
Derivative liabilities	29	6	23	—	26	6	20	—
Long-term debt	1,959	—	1,959	—	1,954	—	1,954	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
(b)	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.
(c)	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of June 30, 2019, the carrying value and fair value of the Company’s Long-term debt was $1.9 and $2.0 billion, respectively.

7. Debt

As of June 30, 2019, and December 31, 2018, the Company’s total debt consisted of the following:

	As of	As of
(in millions)	June 30, 2019	December 31, 2018
3.2% senior notes due October 1, 2026	$497	$496
4.625% senior notes due November 1, 2020	399	399
6.625% senior notes due April 15, 2037	254	254
5.62% senior notes due March 25, 2020	200	200
Term loan credit agreement due April 12, 2021	500	165
Revolving credit facility	94	418
Fair value adjustment related to hedged fixed rate debt instruments	2	(1)
Long-term debt	1,946	1,931
Short-term borrowings	107	169
Total debt	$2,053	$2,100

On April 12, 2019, the Company amended and restated the Term Loan Credit Agreement that was set to mature on April 25, 2019 (“Term Loan”) of $165 million to establish a 24-month senior unsecured term loan credit facility (“Amended Term Loan”) in an amount up to $500 million that matures on April 12, 2021. The Company has drawn down the entire $500 million and used the proceeds to pay down the Revolving Credit Facility (“Revolving Credit Facility”) and to pay off the Term Loan. The Company’s long-term debt as of June 30, 2019, includes the 5.62% senior notes due March 25, 2020, as the Company has the ability and intent to refinance it on a long-term basis using our Revolving Credit Facility or other means prior to the maturity date.

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

The Company has operating leases for certain rail cars, office space, warehouses, and machinery and equipment. The commencement date used for the calculation of the lease obligation is the latter of the commencement date of the new standard (January 1, 2019) or the lease start date. Certain of the leases have options to extend the life of the lease, which are included in the liability calculation when the option is at the sole discretion of the Company and it is reasonably certain that the Company will exercise the option. The Company has certain leases that have variable payments based solely on output or usage of the leased asset. These variable operating lease assets are excluded from the Company’s balance sheet presentation and expensed as incurred. The Company currently has no finance leases.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows:

Lease Cost	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2019	2019
Operating lease cost	$14	$27
Variable operating lease cost	6	12
Short term lease cost	1	1
Lease cost	$21	$40

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented on our Condensed Consolidated Balance Sheet as of June 30, 2019.

Operating Leases	As of
(in millions)	June 30, 2019
2019 (Excluding the six months ended June 30, 2019)	$26
2020	42
2021	32
2022	24
2023	18
Thereafter	35
Total future lease payments	177
Less imputed interest	25
Present value of future lease payments	152
Less current lease liabilities	41
Non-current operating lease liabilities	$111
Operating lease assets	$143

Additional information related to the Company’s operating leases is listed below. The right-of-use assets obtained in exchange for lease liabilities for the six months ended June 30, 2019 includes the initial recognition of $161 million of operating lease assets as part of the adoption of the new lease standard.

(a)

Other Information	Three Months Ended June 30,	Six Months Ended June 30,
($ in millions)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$29
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6	$167
		As of
		June 30, 2019
Weighted average remaining lease term:
Operating leases		5.4 years
Weighted average discount rate:
Operating leases		5.9%

As the Company has not restated prior-year information for its adoption of ASC Topic 842, the following presents its future minimum lease payments for operating leases under ASC Topic 840 on December 31, 2018:

Operating Leases	As of
(in millions)	December 31, 2018
2019	$53
2020	44
2021	40
2022	27
2023	22
Thereafter	27
Total future lease payments	$213

9. Taxes

In January 2019, the Company’s Brazilian subsidiary received a favorable decision from the Federal Court of Appeals in Sao Paulo, Brazil, related to certain indirect taxes collected in prior years.  As a result of this decision, the Company expects to be entitled to credits against various Brazilian federal tax payments in 2019 and future years. The Company is currently calculating the amount of the credits and interest related to this court decision, as well as the corresponding tax expense. The credit calculations, which span a period from 2005 to April 2018, are complex and there are pending decisions with the Brazilian courts that may result in changes to the calculations and the timing of the receipt of benefits. The Company anticipates completing its credit, interest, and tax expense calculations later in 2019.

10. Net Periodic Pension and Postretirement Benefit Costs

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1	$2	$1	$1	$2	$3	$2	$2
Interest cost	3	3	2	2	7	6	5	5
Expected return on plan assets	(4)	(5)	(2)	(3)	(9)	(10)	(4)	(5)
Amortization of actuarial loss	—	—	1	1	—	—	1	1
Net periodic benefit cost (a)	$—	$—	$2	$1	$—	$(1)	$4	$3

The Company currently anticipates that it will make approximately $4 million in cash contributions to its pension plans in 2019, consisting of $3 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the six months ended June 30, 2019, cash contributions of approximately $2 million were made to the non-U.S. plans and $1 million to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Service cost	$—	$—	$—	$—
Interest cost	—	1	1	2
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit cost (a)	$—	$1	$—	$1
(a)	The service cost component of net periodic benefit cost is presented within either cost of sales or operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of actuarial loss and amortization of prior service credit components of net periodic benefit cost are presented as other, non-operating income on the Condensed Consolidated Statements of Income.

11. Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	June 30, 2019	December 31, 2018
Finished and in process	$520	$522
Raw materials	289	250
Manufacturing supplies and other	56	52
Total inventories	$865	$824

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

On November 5, 2018, the Company entered into a Variable Timing Accelerated Share Repurchase (“ASR”) program with JPMorgan (“JPM”).  Under the ASR program, the Company paid $455 million on November 5, 2018, and acquired 4.0 million shares of its common stock having an approximate value of $423 million on that date.  On February 5, 2019, the Company and JPM settled the difference between the initial price and average daily volume weighted average price (“VWAP”) less the agreed upon discount during the term of the ASR agreement.  The final VWAP was $98.04 per share, which was less than originally paid.  The Company settled the difference in cash, resulting in JPM returning $63 million of the upfront payment to the Company on February 6, 2019, and lowering the total cost of repurchasing the 4.0 million shares of common stock to $392 million. The Company adjusted Additional paid-in capital and Treasury stock by $32 million and $31 million, respectively, during the first quarter of 2019 for this inflow of cash.

Shared-based payments: The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Stock options:
Pre-tax compensation expense	$1	$2	$2	$3
Income tax benefit	—	(1)	—	(1)
Stock option expense, net of income taxes	1	1	2	2

Restricted stock units ("RSUs"):
Pre-tax compensation expense	3	3	5	6
Income tax benefit	(1)	—	(1)	(1)
RSUs, net of income taxes	2	3	4	5

Performance shares and other share-based awards:
Pre-tax compensation expense	2	1	3	2
Income tax benefit	—	—	—	—
Performance shares and other share-based compensation expense, net of income taxes	2	1	3	2

Total share-based compensation:
Pre-tax compensation expense	6	6	10	11
Income tax benefit	(1)	(1)	(1)	(2)
Total share-based compensation expense, net of income taxes	$5	$5	$9	$9

Stock Options: Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options have a 10-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement-eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting of the stock options within the amount of compensation costs recognized in each period.

The Company granted non-qualified options to purchase 247 thousand shares and 215 thousand shares for the six months ended June 30, 2019, and 2018, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the six months ended June 30, 2019, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	2,079	$80.25	5.51	$42
Granted	247	91.85
Exercised	(97)	34.30
Cancelled	(35)	120.40
Outstanding as of June 30, 2019	2,194	$83.00	5.68	$25
Exercisable as of June 30, 2019	1,741	$76.34	4.82	$25

For the six months ended June 30, 2019, cash received from the exercise of stock options was $3 million. As of June 30, 2019, the unrecognized compensation cost related to non-vested stock options totaled $4 million, which is expected to be amortized over the weighted-average period of approximately 1.6 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share)	2019	2018	2019	2018
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$14.02	$24.01
Total intrinsic value of stock options exercised	$2	$3	$6	$11

Restricted Stock Units: The Company has granted RSUs to certain key employees. The RSUs are subject to cliff vesting, generally after three years provided the employee remains in the service of the Company. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement-eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting of the RSUs within the amount of compensation costs recognized in each period. The fair value of the RSUs is determined based upon the number of shares granted and the market price of the Company’s common stock on the date of the grant.

The following table summarizes RSU activity for the six months ended June 30, 2019:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2018	344	$115.06
Granted	164	92.07
Vested	(131)	100.22
Cancelled	(26)	118.11
Non-vested as of June 30, 2019	351	$109.64

As of June 30, 2019, the total remaining unrecognized compensation cost related to RSUs was $20 million, which will be amortized over a weighted average period of approximately 2.0 years.

Performance Shares: The Company has a long-term incentive plan for senior management in the form of performance shares. Historically these performance shares vested based solely on the Company’s stock performance as compared to the stock performance of its peer group over the three-year vesting period. Beginning with the 2019 performance share grants, the vesting of the performance shares will be based on two performance metrics. Fifty percent of the performance shares awarded will vest based on the Company’s stock performance as compared to the stock performance of its peer group, and the remaining fifty percent will vest based on the calculation of the Company’s three-year average Return on Invested Capital (“ROIC”) against the set ROIC target.

For the 2019 performance shares awarded based on the Company’s stock performance, the number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s total shareholder return as compared to the total shareholder return of the peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

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

For the six months ended June 30, 2019, the Company awarded 70 thousand performance shares at a weighted average fair value of $92.57 per share.

As of June 30, 2019, the unrecognized compensation cost related to these awards was $6 million, which will be amortized over the remaining requisite service period of 2.3 years.

The 2016 performance share awards vested in the first quarter of 2019, achieving a 0 percent payout of the granted performance shares.  Additionally, there were 3 thousand performance share cancellations during the six months ended June 30, 2019.

Accumulated Other Comprehensive Loss: The following is a summary of net changes in Accumulated other comprehensive loss by component and net of tax for the six months ended June 30, 2019, and 2018:

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(1,080)	$(5)	$(69)	$—	$(1,154)
Other comprehensive income (loss) before reclassification adjustments	(3)	1	(1)	—	(3)
Amount reclassified from accumulated OCI	—	6	—	—	6
Tax provision	—	(1)	—	—	(1)
Net other comprehensive income (loss)	(3)	6	(1)	—	2
Balance, June 30, 2019	$(1,083)	$1	$(70)	$—	$(1,152)

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(951)	$(13)	$(51)	$2	$(1,013)
Other comprehensive (loss) income before reclassification adjustments	(96)	1	(1)	1	(95)
Amount reclassified from accumulated OCI	—	3	—	—	3
Tax provision	—	(1)	—	—	(1)
Net other comprehensive (loss) income	(96)	3	(1)	1	(93)
Balance, June 30, 2018	$(1,047)	$(10)	$(52)	$3	$(1,106)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity provide the dividends per share for Common stock for the periods presented:

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2018	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37
Net income attributable to Ingredion					100
Net income attributable to non-controlling interests						2
Dividends declared, common stock ($0.625/share)					(42)
Repurchases of common stock		32	31
Share-based compensation, net of issuance		9	10				(16)
Other comprehensive loss				(6)
Balance, March 31, 2019	$1	$1,137	$(1,050)	$(1,160)	$3,594	$22	$21
Net income attributable to Ingredion					105
Net income attributable to non-controlling interests						2
Dividends declared, common stock ($0.625/share)					(43)
Dividends declared, non-controlling interests						(4)
Repurchases of common stock
Share-based compensation, net of issuance		1	3				4
Other comprehensive income (loss)				8		(4)
Balance, June 30, 2019	$1	$1,138	$(1,047)	$(1,152)	$3,656	$16	$25

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2017	$1	$1,138	$(494)	$(1,013)	$3,259	$26	$36
Net income attributable to Ingredion					140
Net income attributable to non-controlling interests						3
Dividends declared, common stock ($0.60/share)					(44)
Dividends declared, non-controlling interests						(3)
Share-based compensation, net of issuance		(6)	18				(9)
Other comprehensive income (loss)				41		(2)
Balance, March 31, 2018	$1	$1,132	$(476)	$(972)	$3,355	$24	$27
Net income attributable to Ingredion					114
Net income attributable to non-controlling interests						2
Dividends declared, common stock ($0.60/share)					(44)
Dividends declared, non-controlling interests						(1)
Repurchases of common stock			(141)
Share-based compensation, net of issuance			2				4
Other comprehensive loss				(134)		(2)
Other		(4)			1	(1)
Balance, June 30, 2018	$1	$1,128	$(615)	$(1,106)	$3,426	$22	$31

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$105	66.9	$1.57	$114	71.9	$1.59

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.5			0.9
Diluted EPS	$105	67.4	$1.56	$114	72.8	$1.57

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$205	66.9	$3.06	$254	72.1	$3.52

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.5			1.1
Diluted EPS	$205	67.4	$3.04	$254	73.2	$3.47

For the three and six months ended June 30, 2019, approximately 1.0 million and 1.0 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2018, approximately 0.6 million and 0.3 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net sales to unaffiliated customers:
North America:
Net sales before shipping and handling costs	$977	$1,002	$1,928	$1,961
Less: shipping and handling costs	92	86	183	171
Net sales	$885	$916	$1,745	$1,790

South America:
Net sales before shipping and handling costs	$226	$243	$454	$505
Less: shipping and handling costs	11	11	21	24
Net sales	$215	$232	$433	$481

Asia-Pacific:
Net sales before shipping and handling costs	$203	$209	$406	$412
Less: shipping and handling costs	8	8	17	17
Net sales	$195	$201	$389	$395

EMEA:
Net sales before shipping and handling costs	$144	$154	$298	$311
Less: shipping and handling costs	5	7	11	12
Net sales	$139	$147	$287	$299

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Operating income:
North America	$139	$150	$264	$293
South America	16	20	34	46
Asia-Pacific	23	27	43	50
EMEA	23	29	47	60
Corporate	(23)	(25)	(44)	(48)
Subtotal	178	201	344	401
Restructuring/impairment charges	(9)	(8)	(13)	(11)
Acquisition/integration costs	(1)	—	(2)	—
Total operating income	$168	$193	$329	$390

	As of	As of
(in millions)	June 30, 2019	December 31, 2018
Total assets:
North America (a)	$3,939	$3,737
South America	723	711
Asia-Pacific	844	792
EMEA	492	488
Total	$5,998	$5,728
(a)	For purposes of presentation, North America includes Corporate assets.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” the “Company” and “Ingredion” mean Ingredion Incorporated and its consolidated subsidiaries.

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

Our new strategic growth roadmap is based on the following five growth platforms and is designed to deliver shareholder value by accelerating customer co-creation and enabling consumer-preferred innovation. Our first platform is starch-based texturizers, the second platform is clean and simple ingredients, the third platform is plant-based proteins, the fourth platform is sugar reduction and specialty sweeteners, and finally, our fifth platform is value-added food systems.

For the three months ended June 30, 2019, operating income, net income and diluted earnings per share declined from the comparable 2018 period. Our decrease in earnings for the three months ended June 30, 2019, was largely attributable to foreign exchange impacts and higher raw material costs.

For the three and six months ended June 30, 2019, the Company recorded $9 million and $13 million of pre-tax restructuring charges, respectively.  During 2018, the Company introduced its Cost Smart program, designed to improve profitability, further streamline its global business and deliver increased value to shareholders through anticipated savings in cost of sales, including freight, and SG&A.  For the three and six months ended June 30, 2019, the Company recorded $6 million and $9 million, respectively, of other costs, including professional services, and employee-related severance in the North America and South America segments as part of its Cost Smart SG&A program. This included $1 million and $2 million of other costs associated with the Finance Transformation initiative in Latin America for the three and six months ended June 30, 2019, respectively. The Company expects to incur less than $1 million in other costs during the remainder of 2019 related to this Finance Transformation initiative.  Additionally, for the three and six months ended June 30, 2019, the Company recorded $3 million and $4 million, respectively, of other costs, including professional services, as part of the Cost Smart cost of sales program, including $1 million and $2 million, respectively, in relation to the prior year cessation of wet-milling at the Stockton, California plant.  The Company does not expect to incur additional costs during the remainder of 2019 to complete this project.

Our cash provided by operating activities decreased to $253 million for the six months ended June 30, 2019, from $352 million in the year-earlier period, primarily driven by our decrease in earnings and changes in working capital.  Our cash used for financing activities was $75 million during the six months ended June 30, 2019, compared to $424 million in the year-earlier period.  This decrease was mainly driven by a reduction in repurchases of common stock and lower net payments on debt.

Looking ahead, in North America, we expect full-year operating income to be down versus the prior year assuming current market conditions for corn and co-products, which have been negatively impacted by unprecedented weather and late crop plantings in the U.S. and continued crop inventory imbalances arising from the U.S./China trade dispute.  In South America, we expect operating income to be flat versus the prior year reflecting macroeconomic challenges.  We expect operating income to be down in Asia-Pacific driven by foreign exchange rates, increased input costs and anticipated slower customer demand due to the regional impact of trade disputes.  In EMEA, we expect operating income to be down versus the prior year due to foreign exchange rates, higher raw material costs and uncertainty around Brexit.

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

For the Three Months Ended June 30, 2019

With Comparatives for the Three Months Ended June 30, 2018

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales	$1,434	$1,496	$(62)	(4)%
Cost of sales	1,105	1,136	31	3%
Gross profit	329	360	(31)	(9)%

Operating expenses	154	161	7	4%
Other income, net	(2)	(2)	—	—%
Restructuring/impairment charges	9	8	(1)	(13)%

Operating income	168	193	(25)	(13)%

Financing costs, net	16	25	9	36%
Other, non-operating income	—	(1)	(1)	(100)%

Income before income taxes	152	169	(17)	(10)%
Provision for income taxes	45	53	8	15%
Net income	107	116	(9)	(8)%
Less: Net income attributable to non-controlling interests	2	2	—	—%
Net income attributable to Ingredion	$105	$114	$(9)	(8)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended June 30, 2019, decreased by 8 percent to $105 million from $114 million for the three months ended June 30, 2018.

Results for the second quarter of 2019 include after-tax costs of $7 million of restructuring costs primarily associated with our Cost Smart cost of sales and SG&A programs.  Results for the second quarter of 2018 include after-tax costs of $5 million of restructuring costs primarily associated with our Cost Smart SG&A program and Finance Transformation initiative and $2 million of interest penalty associated with the final tax settlement between the U.S. and Canada.

Net sales. Our net sales for the second quarter of 2019 of $1.4 billion decreased by 4 percent compared to the three months ended June 30, 2018. The decrease was driven by unfavorable foreign currency impacts of 5 percent and a volume decline of 2 percent driven by our planned Stockton HFCS and industrial starch volume shed.  This was partially offset by favorable price/product mix of 3 percent primarily due to pricing actions to mitigate foreign exchange impacts and higher net corn costs.

Cost of sales. Cost of sales was $1.1 billion for the three months ended June 30, 2019, and 2018. Our gross profit margin was 23 percent for the three months ended June 30, 2019, down from 24 percent for the three months ended June 30, 2018. Gross profit margin decreased primarily due to unfavorable foreign currency impacts and higher raw material costs, partially offset by improved price/mix.

Operating expenses. Operating expenses for the second quarter of 2019 decreased to $154 million from $161 million last year. This decrease was primarily driven by favorable expenses as a result of Cost Smart SG&A cost reduction initiatives and by the impact of foreign-currency translation on operating expenses.  Operating expenses, as a percentage of net sales were flat at 11 percent for the three months ended June 30, 2019, and 2018.

Financing costs, net. Financing costs for the three months ended June 30, 2019 decreased to $16 million from $25 million for the three months ended June 30, 2018, primarily due to foreign-exchange gains compared to losses in the same quarter in the year-ago period.  This was partially offset by higher net interest expense due to higher debt balances.

Provision for income taxes. Our effective income tax rate for the second quarter of 2019 decreased to 29.6 percent from 31.4 percent a year ago. The decrease in the effective income tax rate was primarily driven by the relatively lower valuation of the Mexican peso impacting the U.S. dollar-denominated balances in Mexico. This was partially offset by a change in earnings mix and other factors.

Segment Results

North America

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$885	$916	$(31)	(3)%
Operating income	139	150	(11)	(7)%

Net sales. Our decrease in net sales of 3 percent for the second quarter of 2019, as compared to the three months ended June 30, 2018, was primarily driven by volume decline of 3 percent as the result of our planned Stockton HFCS and industrial starch volume shed.

Operating income. Our decrease in operating income of $11 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was mainly driven by higher net corn costs due to lower co-product values and scheduled plant maintenance.

South America

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$215	$232	$(17)	(7)%
Operating income	16	20	(4)	(20)%

Net sales. Our decrease in net sales of 7 percent for the second quarter of 2019, as compared to the three months ended June 30, 2018, was primarily driven by unfavorable foreign exchange impacts of 20 percent due to the weaker Argentine peso and Brazilian real.  This was partly offset by a 12 percent favorable impact from price/product mix from favorable pricing actions and a 1 percent increase in volume.

Operating income. Our decrease in operating income of $4 million for the second quarter of 2019, compared to the three months ended June 30, 2018, was primarily driven by unfavorable foreign exchange impacts, partly offset by favorable pricing actions.

Asia-Pacific

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$195	$201	$(6)	(3)%
Operating income	23	27	(4)	(15)%

Net sales. Our decrease in net sales of 3 percent for the second quarter of 2019, as compared to the three months ended June 30, 2018, was primarily driven by unfavorable foreign exchange impacts of 4 percent and a volume decline of 1 percent.  This was partially offset by a 2 percent increase in price/product mix.

Operating income. Our decrease in operating income of $4 million for the second quarter of 2019, as compared to the three months ended June 30, 2018, was mainly due to higher corn costs primarily in Korea and unfavorable foreign exchange impacts across the region.  This was partly offset by favorable price/product mix.

EMEA

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$139	$147	$(8)	(5)%
Operating income	23	29	(6)	(21)%

Net sales. Our decrease in net sales of 5 percent for the second quarter of 2019 compared to the three months ended June 30, 2018, primarily reflects unfavorable foreign exchange impact of 12 percent and a volume decline of 1 percent, partly offset by an 8 percent increase in price/product mix.

Operating income. Our decrease in operating income of $6 million for the second quarter of 2019, compared to the three months ended June 30, 2018, primarily reflects unfavorable foreign exchange impacts across the region, driven primarily by the Pakistan rupee, and higher raw material costs.  These were partly offset by improved price/product mix.

For the Six Months Ended June 30, 2019

With Comparatives for the Six Months Ended June 30, 2018

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales	2,854	2,965	(111)	(4)%
Cost of sales	2,209	2,251	42	2%
Gross profit	645	714	(69)	(10)%

Operating expenses	304	317	13	4%
Other income, net	(1)	(4)	(3)	(75)%
Restructuring/impairment charges	13	11	(2)	(18)%

Operating income	329	390	(61)	(16)%

Financing costs, net	38	41	3	7%
Other, non-operating income	—	(2)	(2)	(100)%

Income before income taxes	291	351	(60)	(17)%
Provision for income taxes	82	92	10	11%
Net income	209	259	(50)	(19)%
Less: Net income attributable to non-controlling interests	4	5	1	20%
Net income attributable to Ingredion	$205	$254	$(49)	(19)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the six months ended June 30, 2019 decreased by 19 percent to $205 million from $254 million for the six months ended June 30, 2018.

Our results for the six months ended June 30, 2019, include after-tax restructuring charges of $10 million primarily associated with our Cost Smart cost of sales and SG&A programs and $1 million of acquisition/integration costs related to the acquisition and integration of the business acquired from Western Polymer, LLC. Results for the six months ended June 30, 2018, include after-tax restructuring charges of $8 million consisting of $4 million of employee-related severance costs associated with the Cost Smart SG&A program, $3 million of other restructuring costs related to the Finance Transformation initiative and $1 million of costs related to our leaf extraction process in Brazil.

Net sales. Our decrease in net sales of 4 percent for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was driven primarily by unfavorable foreign currency impacts of 6 percent and a volume decline of 2 percent driven by our planned Stockton HFCS and industrial starch volume shed  This was partly offset by favorable price/product mix of 4 percent primarily due to pricing actions to mitigate foreign exchange impacts and higher net corn costs.

Cost of sales. Cost of sales for the six months ended June 30, 2019, decreased to $2.2 billion from $2.3 billion for the six months ended June 30, 2018. Our gross profit margin was 23 percent for the six months ended June 30, 2019, down from 24 percent compared to the six months ended June 30, 2018. The gross profit margin decreased primarily due to unfavorable foreign exchange impacts and higher raw material and production costs, partially offset by improved price/mix.

Operating expenses. Our operating expenses decreased 4 percent to $304 million for the six months ended June 30, 2019, as compared to $317 million for the six months ended June 30, 2018. The decrease was primarily driven by favorable expenses as a result of Cost Smart SG&A cost reduction initiatives and by the impact of foreign exchange impacts on operating expenses.  Operating expenses, as a percentage of net sales, were flat at 11 percent for the six months ended June 30, 2019, and 2018.

Financing costs, net. Financing costs for the six months ended June 30, 2019 decreased to $38 million from $41 million for the six months ended June 30, 2018, primarily due to foreign exchange gains lapping losses in the prior year.  This was partially offset by higher net interest expense due to higher debt balances.

Provision for income taxes. The effective income tax rate for the six months ended June 30, 2019, was 28.2 percent compared to 26.2 percent a year ago. The increase in effective income tax rate was driven by a reduced excess tax benefit related to share-based payment awards, a change in mix of earnings and individually insignificant factors.  This was partially offset by the valuation of the Mexican peso impacting the U.S. dollar-denominated balances in Mexico.

Segment Results

North America

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$1,745	$1,790	$(45)	(3)%
Operating income	264	293	(29)	(10)%

Net sales. Our decrease in net sales of 3 percent for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily driven by our planned Stockton HFCS and industrial starch volume shed of 3 percent.

Operating income. Our operating income decreased $29 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily driven by higher net corn costs due to lower co-product values, higher inventory and production costs, and a modest impact from extreme weather in the U.S. and Canada.

South America

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$433	$481	$(48)	(10)%
Operating income	34	46	(12)	(26)%

Net sales. Our net sales decreased 10 percent for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This was primarily due to unfavorable foreign exchange impact of 23 percent driven by the weaker Argentine peso and Brazilian real and a 3 percent decline in volume, partly offset by a 16 percent favorable impact from price/product mix.

Operating income. Our decrease in operating income of $12 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily driven by an unfavorable foreign exchange impacts and lower volumes, partially offset by favorable pricing actions.

Asia-Pacific

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$389	$395	$(6)	(2)%
Operating income	43	50	(7)	(14)%

Net sales. Our net sales decreased 2 percent for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily driven by unfavorable foreign exchange impacts of 4 percent and a volume decline of 2 percent.  This was partially offset by a 4 percent improvement in price/product mix.

Operating income. Our operating income decreased $7 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to higher regional corn costs and unfavorable foreign-exchange impacts, partly offset by improved price/product mix.

EMEA

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$287	$299	$(12)	(4)%
Operating income	47	60	(13)	(22)%

Net sales. Our net sales decreased 4 percent for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease was primarily due to unfavorable foreign exchange impact of 13 percent, partially offset by an increase in price/product mix of 8 percent and volume growth of 1 percent.

Operating income. Our operating income decreased $13 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.  This decrease was primarily due to unfavorable foreign exchange impacts across the region, driven primarily by the Pakistan rupee, and higher raw material costs, partly offset by volume growth and improved price/product mix.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2019, was $253 million, as compared to $352 million for the six months ended June 30, 2018. The decrease in operating cash flow primarily reflects a decrease in our net income and the changes in our working capital.

Capital expenditures and mechanical stores purchases of $156 million for the six months ended June 30, 2019, are in line with our capital spending plan for the year. We anticipate that our capital expenditures and mechanical stores purchases will be approximately $330 million to $360 million for 2019.

As of December 31, 2018, we had total debt outstanding of $2.1 billion.  As of June 30, 2019, our total debt consists of the following:

(in millions)
3.2% senior notes due October 1, 2026	$497
4.625% senior notes due November 1, 2020	399
6.625% senior notes due April 15, 2037	254
5.62% senior notes due March 25, 2020	200
Term loan credit agreement due April 12, 2021	500
Revolving credit facility	94
Fair value adjustment related to hedged fixed rate debt instruments	2
Long-term debt	1,946
Short-term borrowings	107
Total debt	$2,053

On April 12, 2019, the Company amended and restated the Term Loan Credit Agreement set to mature on April 25, 2019 (“Term Loan”) of $165 million to establish a 24-month senior unsecured term loan credit facility (“Amended Term Loan”) in an amount up to $500 million that matures on April 12, 2021. The Company has drawn down the entire $500 million and used the proceeds to pay down its Revolving Credit Facility (“Revolving Credit Facility”) and to pay off the Term Loan. As of June 30, 2019, there were borrowings of $500 million outstanding under the Amended Term Loan and borrowings of $94 million outstanding under the Revolving Credit Facility.

The Company’s long-term debt as of June 30, 2019, includes the 5.62% senior notes due March 25, 2020, as the Company has the ability and intent to refinance it on a long-term basis using our Revolving Credit Facility or other means prior to the maturity date.  In addition to the approximately $900 million of borrowings availability under the Revolving Credit Facility, we have approximately $565 million of unused operating lines of credit in the various foreign countries in which we operate. We are required under our credit facilities not to exceed a maximum leverage ratio and to maintain a minimum interest coverage ratio. As of June 30, 2019, we were in compliance with both of these financial covenants.

The weighted average interest rate on our total indebtedness was approximately 4.5 percent for the six months ended June 30, 2019, compared to 4.8 percent in the six months ended June 30, 2018.

On May 15, 2019, our Board of Directors declared a quarterly cash dividend of $0.625 per share of common stock. This dividend was paid on July 25, 2019, to stockholders of record at the close of business on July 1, 2019.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and financing activities for the foreseeable future.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes on foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $281 million of the total $301 million of cash and cash equivalents and short-term investments at June 30, 2019, was held by our operations outside of the U.S. We expect that available cash balances and credit facilities in the U.S., along with cash generated from operations and our access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

Hedging and Financial Risk

Hedging: We are exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign-currency exchange rates and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties. Our hedging transactions may include, but are not limited to, a variety of derivative financial instruments such as commodity-related futures, options and swap contracts, forward currency-related contracts and options, interest rate swap agreements and Treasury lock agreements (“T-Locks”). See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol. We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). As of June 30, 2019, our accumulated other comprehensive income account (“AOCI”) included $1 million of net gains (net of income tax expense of $1 million) related to these derivative instruments. It is anticipated that $2 million of net gains (net of an insignificant amount of income taxes) will be reclassified into earnings during the next 12 months. We expect the net gains to be offset by changes in the underlying commodities costs.

Foreign-Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign-currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use derivative financial instruments such as foreign-currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. We enter into foreign-currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging. As of June 30, 2019, we had foreign-currency forward sales contracts with an aggregate notional amount of $612 million and foreign currency forward purchase contracts with an aggregate notional amount of $190 million not designated as hedging instruments.

As of June 30, 2019, we had foreign-currency forward sales contracts with an aggregate notional amount of $220 million and foreign-currency forward purchase contracts with an aggregate notional amount of $366 million designated as cash flow hedging instruments. The amount included in AOCI relating to these hedges at June 30, 2019, was $2 million of net gains (net of income tax expense of $1 million). It is anticipated that $3 million of net gains (net of income tax expense of $1 million) will be reclassified into earnings during the next 12 months.

We have significant operations in Argentina. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100 percent as of June 30, 2018. As a result, we elected to adopt highly-inflationary accounting as of July 1, 2018 for our affiliate, Ingredion Argentina S.A. (“Argentina”). Under highly-inflationary accounting, Argentina’s functional currency becomes the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine-peso-denominated monetary assets and liabilities will be reflected in earnings in financing costs.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have any T-Locks outstanding as of June 30, 2019.

As of June 30, 2019, our AOCI account included $1 million of net losses (net of an insignificant amount of income taxes) related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that $1 million of net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

As of June 30, 2019, we have an interest rate swap agreement that effectively converts the interest rates on $200 million of our $400 million of 4.625% senior notes due November 1, 2020, to variable rates. This swap agreement calls for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR plus a spread. We have designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for it as a fair value hedge. The fair value of the interest rate swap agreement as of June 30, 2019, was a $2 million gain, and is reflected in the Condensed Consolidated Balance Sheets within Non-current liabilities, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

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

The table below includes certain information (including adjusted operating income, net of tax and Net Debt) that is not calculated in accordance with GAAP. Management uses non-GAAP financial measures internally for strategic decision-making, forecasting future results and evaluating current performance. By disclosing non-GAAP financial measures, management intends to provide a more meaningful, consistent comparison of our operating results and trends for the periods presented. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.

Non-GAAP financial measures are not prepared in accordance with GAAP; therefore, the information is not necessarily comparable to other companies.  These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP.

Return on Invested Capital (dollars in millions)	2018	2017
Adjusted operating income, net of tax (a)	$569	$627

Net Debt	1,766	1,260
Equity and share-based payments subject to redemption	2,445	2,953
Total Net Debt and Equity	$4,211	$4,213

Average current and prior year Net Debt and Equity (b)	$4,212	$4,139

Return on Invested Capital (a ÷ b)	13.5%	15.1%

The following table presents a reconciliation of adjusted operating income, net of tax, to the most comparable GAAP financial measure:

	2018	2017
Operating income	$703	$836
Adjusted for:
Impairment/restructuring charges	64	38
Acquisition/integration costs	—	4
Charge for fair value mark-up of acquired inventory	—	9
Insurance settlement	—	(9)
Adjusted operating income	767	878
Income taxes (at effective tax rates of 25.8% and 28.6%, respectively)*	(198)	(251)
Adjusted operating income, net of tax	$569	$627

*The effective income tax rate for 2018 and 2017 excludes the impacts of impairment/restructuring charges, acquisition and integration related costs, sale of acquiree inventory that was adjusted to fair value at the acquisition date, income tax reform, and an insurance settlement. Including these items, our effective income tax rate for 2018 and 2017 was 26.9 percent and 30.8 percent, respectively. Listed below is a schedule that reconciles our effective income tax rate under GAAP to the adjusted income tax rate:

	Year Ended December 31, 2018			Year Ended December 31, 2017
(dollars in millions)	Income before Income Taxes	Provision for Income Taxes	Effective Income Tax Rate	Income before Income Taxes	Provision for Income Taxes	Effective Income Tax Rate
As reported	$621	$167	26.9%	$769	$237	30.8%
Add back (deduct):
Income tax settlement	—	—		—	10
Impairment/restructuring charges	64	13		38	7
Acquisition/integration costs	—	—		4	1
Charge for fair value mark-up of acquired inventory	—	—		9	3
Insurance settlement	—	—		(9)	(3)
Income tax reform	—	(3)		—	(23)
Adjusted non-GAAP	$685	$177	25.8%	$811	$232	28.6%

The following table presents a reconciliation of Net Debt to the most comparable GAAP financial measure:

	2018	2017
Short-term debt	$169	$120
Long-term debt	1,931	1,744
Less: Cash and cash equivalents	(327)	(595)
Short-term investments	(7)	(9)
Total Net Debt	$1,766	$1,260

ROIC: Our long-term objective is to maintain a ROIC in excess of our cost of capital. For the year 2018, we achieved a ROIC of 13.5%. The ratio is calculated by dividing adjusted operating income, net of tax by the book value of both Net Debt and Equity. The decrease in ROIC percent is primarily a result of lower operating income in 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s significant accounting policies.  There have been no other changes to our critical accounting policies and estimates during the three and six months ended June 30, 2019.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.

Forward-looking statements include, among other things, any statements regarding the Company’s future financial condition, earnings, revenues, tax rates, capital expenditures, cash flows, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor, and any assumptions, expectations or beliefs underlying the foregoing.

These statements can sometimes be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “assume,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook”, “propels,” “opportunities, “potential,” “provisional,” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to in this report are “forward-looking statements.”

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including changing consumption preferences including those relating to high fructose corn syrup; the effects of global economic conditions, including, particularly, economic, currency and political conditions in South America and economic and political conditions in Europe, and their impact on our sales volumes and pricing of our products; our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; future financial performance of major industries which we serve, including, without limitation, the food, beverage, paper and corrugated, and brewing industries; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; genetic and biotechnology issues; our ability to develop or acquire new products and services at rates or of qualities sufficient to meet expectations; availability of raw materials, including corn, including the impact of recent excess precipitation in the U.S. corn-planting season, potato starch, tapioca, gum Arabic and also the specific varieties of corn upon which some of our products are based; fluctuations in the markets and prices for our co-products, particularly corn oil; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; energy costs and availability; freight and shipping costs; and changes in regulatory controls regarding quotas; tariffs, duties, taxes and income tax rates, particularly United States tax reform enacted in 2017; operating difficulties; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to achieve expected savings under our Cost Smart program; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 31 to 32 in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2018 to June 30, 2019. For additional information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hedging and Financial Risk” in this report.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Our subsidiary, National Starch and Chemical (Thailand) Co. Ltd., self-reported to the Rayong Provincial Department of Industry of the Ministry of Industry (the “DIW”) an administrative error in registering one of its waste transporters in Thailand. The DIW notified National Starch and Chemical (Thailand) Co. Ltd. of failure to comply with Section 8 (5) of the Factory Act in connection with the waste transporter and, in May 2019, imposed fines on a per shipment basis totaling THB 3,330,000, or approximately $107,000. There was no assertion by the DIW or the Ministry of Industry that any harm had been caused to the environment. The fines were paid in May 2019 and this administrative error is not expected to reoccur.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
April 1 – April 30, 2019	—	—	—	5,855 shares
May 1 – May 31, 2019	—	—	—	5,855 shares
June 1 – June 30, 2019	—	—	—	5,855 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting us to purchase up to 5.0 million of our outstanding common shares from January 1, 2015, through December 31, 2019. On October 22, 2018, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to an additional 8.0 million of its outstanding common shares from November 5, 2018, through December 31, 2023. As of June 30, 2019, we have 5.9 million shares available for repurchase under the stock repurchase programs.

ITEM 6

EXHIBITS

a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

All other items hereunder are omitted because either such item is inapplicable or the response is negative.

EXHIBIT INDEX

Number	Description of Exhibit
10.1

Amended and Restated Term Loan Credit Agreement dated as of April 12, 2019, among Ingredion Incorporated, the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K dated April 12, 2019, filed on April 18, 2019) (File No.1-13397)

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

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	August 2, 2019	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	August 2, 2019	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller