Form 10-Q
period 2019-09-30
Ingredion Inc
filed 2019-11-06
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 31, 2019
Common Stock, $.01 par value	66,763,991 shares

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Net sales before shipping and handling costs	$1,574	$1,563	$4,660	$4,752
Less: shipping and handling costs	117	113	349	337
Net sales	1,457	1,450	4,311	4,415
Cost of sales	1,113	1,116	3,322	3,367
Gross profit	344	334	989	1,048

Operating expenses	153	148	457	465
Other income, net	(2)	(3)	(3)	(7)
Restructuring/impairment charges	28	34	41	45

Operating income	165	155	494	545

Financing costs, net	24	24	62	65
Other, non-operating expense (income), net	1	(1)	1	(3)

Income before income taxes	140	132	431	483
Provision for income taxes	38	34	120	126
Net income	102	98	311	357
Less: Net income attributable to non-controlling interests	3	3	7	8
Net income attributable to Ingredion	$99	$95	$304	$349

Weighted average common shares outstanding:
Basic	66.9	71.2	66.9	71.8
Diluted	67.4	71.9	67.4	72.7

Earnings per common share of Ingredion:
Basic	$1.48	$1.33	$4.54	$4.86
Diluted	$1.47	$1.32	$4.51	$4.80

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net income	$102	$98	$311	$357
Other comprehensive income:
Losses on cash flow hedges, net of income tax effect of $4, $ —, $4 and $ —, respectively	(13)	(2)	(12)	(1)
(Gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $ —, $ —, $1 and $1, respectively	(3)	2	2	4
Actuarial losses on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $ —	(1)	—	(2)	(1)
Unrealized gains on investments, net of income tax effect of $ —	—	(1)	—	—
Currency translation adjustment	(45)	(17)	(48)	(113)
Comprehensive income	40	80	251	246
Less: Comprehensive income attributable to non-controlling interests	5	3	5	4
Comprehensive income attributable to Ingredion	$35	$77	$246	$242

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except share and per share amounts)	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$443	$327
Short-term investments	3	7
Accounts receivable, net	981	951
Inventories	879	824
Prepaid expenses	36	29
Total current assets	2,342	2,138

Property, plant and equipment, net of accumulated depreciation of $3,016 and $2,915, respectively	2,226	2,198

Goodwill	795	791
Other intangible assets, net of accumulated amortization of $188 and $167, respectively	442	460
Operating lease assets	132	—
Deferred income tax assets	11	10
Other assets	147	131
Total assets	$6,095	$5,728

Liabilities and equity
Current liabilities:
Short-term borrowings	$81	$169
Accounts payable and accrued liabilities	876	777
Total current liabilities	957	946

Non-current liabilities	210	217
Long-term debt	2,001	1,931
Non-current operating lease liabilities	102	—
Deferred income tax liabilities	185	189
Share-based payments subject to redemption	28	37

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	1,137	1,096
Less: Treasury stock (common stock: 11,052,615 and 11,284,681 shares at September 30, 2019 and December 31, 2018, respectively) at cost	(1,044)	(1,091)
Accumulated other comprehensive loss	(1,214)	(1,154)
Retained earnings	3,713	3,536
Total Ingredion stockholders’ equity	2,593	2,388
Non-controlling interests	19	20
Total equity	2,612	2,408
Total liabilities and equity	$6,095	$5,728

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2018	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37
Net income attributable to Ingredion					304
Net income attributable to non-controlling interests						7
Dividends declared					(127)	(6)
Repurchases of common stock, net		32	31
Share-based compensation, net of issuance		9	16				(9)
Other comprehensive loss				(60)		(2)
Balance, September 30, 2019	$1	$1,137	$(1,044)	$(1,214)	$3,713	$19	$28

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2017	$1	$1,138	$(494)	$(1,013)	$3,259	$26	$36
Net income attributable to Ingredion					349
Net income attributable to non-controlling interests						8
Dividends declared					(131)	(7)
Repurchases of common stock			(177)
Share-based compensation, net of issuance		(3)	21				(4)
Other comprehensive loss				(111)		(4)
Other		(4)		(7)	7	(1)
Balance, September 30, 2018	$1	$1,131	$(650)	$(1,131)	$3,484	$22	$32

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Cash provided by operating activities
Net income	$311	$357
Non-cash charges to net income:
Depreciation and amortization	158	188
Mechanical stores expense	42	43
Deferred income taxes	2	(20)
Other	21	33
Changes in working capital:
Accounts receivable and prepaid expenses	(56)	14
Inventories	(71)	(73)
Accounts payable and accrued liabilities	76	(1)
Margin accounts	(4)	6
Other	11	32
Cash provided by operating activities	490	579

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(231)	(234)
Payments for acquisitions, net of cash acquired of $ 4 and $ — , respectively	(42)	—
Investment in a non-consolidated affiliate	(10)	—
Short-term investments	4	2
Other	1	2
Cash used for investing activities	(278)	(230)

Cash used for financing activities
Proceeds from borrowings	839	272
Payments on debt	(858)	(453)
Repurchases of common stock, net	63	(177)
Issuances of common stock for share-based compensation, net of settlements	1	(2)
Dividends paid, including to non-controlling interests	(131)	(137)
Cash used for financing activities	(86)	(497)

Effects of foreign exchange rate changes on cash	(10)	(16)

Increase (decrease) in cash and cash equivalents	116	(164)

Cash and cash equivalents, beginning of period	327	595

Cash and cash equivalents, end of period	$443	$431

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

The unaudited Condensed Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2018 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Statements of Comprehensive Income, Balance Sheets, Statements of Equity and Redeemable Equity, and Statements of Cash Flows. The results for the interim periods are not necessarily indicative of the results expected for the full years.

2.     Summary of Significant Accounting Standards and Policies

For detailed information about the Company’s significant accounting standards, please refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except for the items listed below, there have been no other material changes to the Company’s significant accounting policies for the three and nine months ended September 30, 2019.

Recently Adopted Accounting Standards

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The Company adopted this updated standard as of January 1, 2019, using the modified retrospective approach and the effective date as its date of initial application. The Company elected the package of three practical expedients permitted under the transition guidance, which among other things allowed the Company to carry forward the historical lease classification of existing leases and to not reassess expired contracts for leases.  The practical expedient for hindsight to determine lease term was not elected by the Company.  The standard resulted in the initial recognition of $170 million of total operating lease liabilities and $161 million of net operating lease assets on the Condensed Consolidated Balance Sheet on January 1, 2019.  The standard did not materially impact the Condensed Consolidated Statement of Income or Condensed Consolidated Statement of Cash Flows. The disclosures required by the recently adopted accounting standard are included in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

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

Significant Accounting Policies

Indefinite-lived intangible assets and Goodwill: The Company has indefinite-lived intangible assets of $178 million at September 30, 2019 and December 31, 2018. Goodwill ($795 million and $791 million at September 30, 2019 and December 31, 2018, respectively) represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. The following table summarizes the Company’s indefinite-lived intangible assets for the periods presented:

(in millions)	Balance at September 30, 2019	Balance at December 31, 2018
Trademarks/tradenames (indefinite-lived)	$178	$178

The original carrying value of goodwill and accumulated impairment charges by reportable business segment at September 30, 2019 was as follows:

	North	South	Asia
(in millions)	America	America	Pacific	EMEA	Total
Goodwill before impairment charges	$601	$55	$225	$65	$946
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at January 1, 2019	600	22	104	65	791
Acquisitions	7	—	—	—	7
Currency translation	—	(2)	2	(3)	(3)
Balance at September 30, 2019	$607	$20	$106	$62	$795

The Company assesses indefinite-lived intangible assets and goodwill for impairment annually (or more frequently if impairment indicators arise). The Company performs this annual impairment assessment as of July 1 each year. In testing indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if the Company determines that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, then it would not be required to compute the fair value of the indefinite-lived intangible asset. In the event the qualitative assessment leads the Company to conclude otherwise, then it would be required to determine the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with Accounting Standards Codification (“ASC”) subtopic 350-30. In performing the qualitative analysis, the Company considers various factors including net sales derived from these intangibles and certain market and industry conditions. Based on the results of its assessment, the Company concluded that as of July 1, 2019, there were no impairments in its indefinite-lived intangible assets.

In testing goodwill for impairment, the Company first assesses qualitative factors in determining whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if the Company determines that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount then the Company does not perform the two-step impairment test. If the Company concludes otherwise, then it performs the first step of the two-step impairment test as described in ASC Topic 350. In the first step (“Step One”), the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step (“Step Two”) of the impairment assessment is performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference. Based on the results of the annual assessment, the Company concluded that as of July 1, 2019, there were no impairments in its reporting units.

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

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The assets acquired and liabilities assumed in the transaction are generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition are expensed as incurred. As of September 30, 2019, $13 million of goodwill and intangible assets, and $29 million of net tangible assets have preliminarily been recorded. Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. Goodwill and intangible assets are open to be finalized as of September 30, 2019 pending finalization of certain valuations. The goodwill results from synergies and other operational benefits expected to be derived from the acquisition. The goodwill related to Western Polymer is tax-deductible due to the structure of the acquisition.

Pro-forma results of operations for the acquisition made in 2019 have not been presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

The Company incurred $2 million of pre-tax acquisition and integration costs for the nine months ended September 30, 2019, associated with its recent acquisition. The Company incurred immaterial pre-tax acquisition and integration costs for the nine months ended September 30, 2018.

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

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of the transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. These amounts are not significant as of September 30, 2019 or December 31, 2018. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied; therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

From time to time, the Company may enter into long-term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in Other assets or Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were no significant contract assets or liabilities as of September 30, 2019 or December 31, 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net sales to unaffiliated customers:
North America:
Net sales before shipping and handling costs	$984	$979	$2,912	$2,940
Less: shipping and handling costs	92	90	275	261
Net sales	$892	$889	$2,637	$2,679

South America:
Net sales before shipping and handling costs	$245	$238	$699	$743
Less: shipping and handling costs	11	10	32	34
Net sales	$234	$228	$667	$709

Asia-Pacific:
Net sales before shipping and handling costs	$205	$205	$611	$617
Less: shipping and handling costs	9	8	26	25
Net sales	$196	$197	$585	$592

EMEA:
Net sales before shipping and handling costs	$140	$141	$438	$452
Less: shipping and handling costs	5	5	16	17
Net sales	$135	$136	$422	$435

5. Restructuring and Impairment Charges

For the three and nine months ended September 30, 2019, the Company recorded $28 million and $41 million of pre-tax restructuring charges, respectively.  Pre-tax restructuring charges of $14 million and $23 million were recorded for the three and nine months ended September 30, 2019, respectively, for its Cost Smart SG&A program. These costs include $8 million and $11 million, of other costs, including professional services, and $6 million and $12 million of employee-

related severance for the three and nine months ended September 30, 2019, respectively. These charges were recorded primarily in the Company’s North America and South America operations, and include $1 million and $2 million of other costs associated with the Finance Transformation initiative in Latin America for the three and nine months ended September 30, 2019, respectively. The Company expects to continue to incur additional charges during the year related to the Cost Smart SG&A program, however, it does not expect to incur any additional restructuring costs related to its Finance Transformation initiative.

Additionally, for the three and nine months ended September 30, 2019, the Company recorded $14 million and $18 million, respectively, for its Cost Smart cost of sales program.  During the three months ended September 30, 2019, the Company recorded $6 million of restructuring charges in relation to the closure of the Lane Cove, Australia production facility, consisting of $4 million of employee-related severance and $2 million of accelerated depreciation. The Company expects to incur an additional $10 million of restructuring costs during the remainder of 2019 and between $10 million and $12 million in 2020 in relation to the closure. Additionally, during the three months ended September 30, 2019, the Company recorded $4 million of employee-related expenses primarily related to the South America operations restructuring.  Finally, the Company recorded $4 million and $8 million of other costs, including professional services, during the three and nine months ended September 30, 2019, primarily in North America including other costs of $2 million in relation to the prior year cessation of wet-milling at the Stockton, California plant.  The Company does not expect to incur any additional costs in relation to the cessation of wet-milling at the Stockton, California plant.

For the three and nine months ended September 30, 2018, the Company recorded $34 million and $45 million of pre-tax restructuring charges, respectively.  This included $28 million of accelerated depreciation and $3 million of employee-related severance costs for the three and nine months ended September 30, 2018, as part of the Cost Smart cost of sales program in relation to the cessation of wet-milling at the Stockton, California plant. In addition, for the three and nine months ended September 30, 2018, the Company recorded $3 million and $4 million, respectively, of employee-related severance and other costs in relation to its Finance Transformation initiative in Latin America as part of its Cost Smart SG&A program.  There were also employee-related severance costs of $5 million recorded for the nine months ended September 30, 2018 in relation to the Cost Smart SG&A program in its South America and North America segments. The Company also recorded other costs related to the North America Finance Transformation initiative of $4 million for the nine months ended September 30, 2018, and there were other restructuring costs related to the leaf extraction process in Brazil of $1 million for the nine months ended September 30, 2018.

A summary of the Company’s employee-related severance accrual as of September 30, 2019 is as follows (in millions):

Balance in severance accrual as of December 31, 2018	$10
Cost Smart cost of sales and SG&A	20
Payments made to terminated employees	(13)
Foreign exchange translation	(2)
Balance in severance accrual as of September 30, 2019	$15

Of the $15 million severance accrual as of September 30, 2019, $14 million is expected to be paid in the next 12 months.

6. Financial Instruments, Derivatives and Hedging Activities

The Company is exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates. In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place controls on these activities. These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment-grade counterparties. Derivative financial instruments currently used by the Company consist of commodity-related futures, options and swap contracts, foreign currency-related forward contracts and interest rate swaps.

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

To manage price risk related to corn purchases, the Company uses corn futures and option contracts that trade on regulated commodity exchanges to lock-in corn costs associated with fixed-priced customer sales contracts. The Company uses over-the-counter natural gas swaps to hedge a portion of its natural gas usage. These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases. The majority of corn derivatives have been designated as cash flow hedging instruments. The Company also enters into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol and soybean oil. The Company’s natural gas, ethanol and soybean oil derivatives have been designated as cash flow hedging instruments.

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

As of September 30, 2019, AOCI included $17 million of net losses (net of income tax benefit of $6 million), pertaining to commodities-related derivative instruments designated as cash flow hedges. As of December 31, 2018, AOCI included $2 million of net losses (net of income tax benefit of $2 million), pertaining to commodities-related derivative instruments designated as cash flow hedges.

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

The Company has an interest rate swap agreement that effectively converts the interest rates on $200 million of its $400 million of 4.625% senior notes due November 1, 2020, to variable rates. This swap agreement calls for the Company to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. dollar London Interbank Offered Rate (“LIBOR”) plus a spread. The Company has designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligations attributable to changes in interest rates and accounts for it as a fair value hedging instrument. The change in fair value of an interest rate swap designated as a hedging instrument that effectively offsets the variability in the fair value of outstanding debt obligations is reported in earnings. This amount offsets the gain or loss (the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (the hedged risk), which is also recognized in earnings. The fair value of the interest rate swap agreement as of September 30, 2019 was a $2 million gain, and is reflected in the Condensed Consolidated Balance Sheets within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations. As of December 31, 2018, the fair value of the interest rate swap agreement was a $1 million loss, and is reflected in the Condensed Consolidated Balance Sheets within Non-current liabilities, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of hedged debt obligations.

The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company did not have any T-Locks outstanding as of September 30, 2019 or December 31, 2018. As of September 30, 2019, AOCI included $1 million of net losses (net of income tax benefit of $1 million) related to settled T-Locks. As of December 31, 2018, AOCI included $2 million of net losses (net of income tax benefit of $1 million) related to settled T-Locks. These deferred losses are being amortized to Financing costs, net over the terms of the senior notes with which they are associated.

Foreign currency hedging: Due to its global operations, including operations in many emerging markets, the Company is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign-exchange risk when the results of its foreign operations are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency are revalued. The Company primarily uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign-exchange risk. The Company enters into foreign currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging, in order to mitigate transactional foreign-exchange risk.

Gains and losses from derivative financial instruments not designated as hedging instruments are marked to market in earnings during each accounting period. The notional value of the Company’s foreign currency derivatives not designated as hedging instruments included forward sales contracts of $599 million and $621 million as well as forward purchase contracts with notional value of $182 million and $165 million as of September 30, 2019 and December 31, 2018, respectively.

The Company’s foreign currency derivatives designated as cash flow hedging instruments include $3 million of net gains (net of income tax expense of $1 million) in AOCI as of September 30, 2019. The amount included in AOCI related to these hedges at December 31, 2018 was not significant. The notional volume of the Company’s foreign currency cash flow hedging instruments included forward sales contracts of $426 million and $345 million as well as forward purchase contracts of $593 million and $275 million as of September 30, 2019 and December 31, 2018, respectively.

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of September 30, 2019
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$8	$6	$—	$14	$2	$10	$—	$12
Other assets	—	6	2	8	—	1	—	1
Assets	8	12	2	22	2	11	—	13
Accounts payable and accrued liabilities	17	3	—	20	1	3	—	4
Non-current liabilities	5	5	—	10	—	3	—	3
Liabilities	22	8	—	30	1	6	—	7
Net (Liabilities)/Assets	$(14)	$4	$2	$(8)	$1	$5	$—	$6

	Fair Value of Hedging Instruments as of December 31, 2018
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$5	$1	$—	$6	$—	$16	$—	$16
Other assets	1	—	—	1	—	1	—	1
Assets	6	1	—	7	—	17	—	17
Accounts payable and accrued liabilities	6	—	—	6	3	9	—	12
Non-current liabilities	3	—	1	4	—	4	—	4
Liabilities	9	—	1	10	3	13	—	16
Net (Liabilities)/Assets	$(3)	$1	$(1)	$(3)	$(3)	$4	$—	$1

As of September 30, 2019, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 47 million bushels of corn. The Company is unable to directly hedge price risk related to coproduct sales; however, it occasionally enters into hedges of soybean oil (a competing product to corn oil) in order to mitigate the price risk of corn oil sales. As of September 30, 2019, the Company had no outstanding soybean oil futures contracts. The Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 30 million mmbtu’s of natural gas at September 30, 2019. Additionally, as of September 30, 2019 the Company had outstanding ethanol futures contracts hedging approximately 8 million gallons of ethanol.

Additional information pertaining to the Company’s fair value hedges is presented below:

Line item in the statement of financial position in which the hedged item is included (in millions)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
Balance sheet date as of	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest Rate Contracts:
Long-Term Debt	$(202)	$(199)	$(2)	$1

Additional information relating to the Company’s derivative instruments is presented below:

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Three Months Ended September 30,		AOCI	Three Months Ended September 30,
(in millions, pre-tax)	2019	2018	into Income	2019	2018
Commodity contracts	$(20)	$(5)	Cost of sales	$2	$(2)
Foreign currency contracts	3	3	Net sales/Cost of sales	1	—
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$(17)	$(2)		$3	$(2)

			Location of Gains
	Amount of Gains (Losses)		(Losses)	Amount of Gains (Losses)
Derivatives in Cash-Flow	Recognized in OCI		Reclassified from	Reclassified from AOCI into Income
Hedging Relationships	Nine Months Ended September 30,		AOCI	Nine Months Ended September 30,
(in millions, pre-tax)	2019	2018	into Income	2019	2018
Commodity contracts	$(20)	$(2)	Cost of sales	$(1)	$(5)
Foreign currency contracts	4	1	Net sales/Cost of sales	(1)	1
Interest rate contracts	—	—	Financing costs, net	(1)	(1)
Total	$(16)	$(1)		$(3)	$(5)

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
Location and Amount of Gains (Losses) Recognized in Income on Fair Value and Cash Flow Hedging Relationships (in millions, pre-tax)	Net sales before shipping and handling costs	Cost of Sales	Financing costs, net	Net sales before shipping and handling costs	Cost of Sales	Financing costs, net
Income (expense) reported in earnings	$1,574	$(1,113)	$(24)	$1,563	$(1,116)	$(24)
Fair value hedging relationships:
Interest Rate Contracts:
Hedged Items	$—	$—	$—	$—	$—	$1
Derivatives designated as hedging instruments	—	—	—	—	—	(1)
Cash flow hedging relationships:
Commodity Contracts:
Gains (losses) reclassified from other comprehensive income into earnings	$—	$2	$—	$—	$(2)	$—
Foreign Exchange Contracts:
Gains reclassified from other comprehensive income into earnings	1	—	—	—	—	—
Interest Rate Contracts:
Gains (losses) reclassified from other comprehensive income into earnings	—	—	—	—	—	—

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
Location and Amount of Gains (Losses) Recognized in Income on Fair Value and Cash Flow Hedging Relationships (in millions, pre-tax)	Net sales before shipping and handling costs	Cost of Sales	Financing costs, net	Net sales before shipping and handling costs	Cost of Sales	Financing costs, net
Income (expense) reported in earnings	$4,660	$(3,322)	$(62)	$4,752	$(3,367)	$(65)
Fair value hedging relationships:
Interest Rate Contracts:
Hedged Items	$—	$—	$(3)	$—	$—	$4
Derivatives designated as hedging instruments	—	—	3	—	—	(4)
Cash flow hedging relationships:
Commodity Contracts:
Losses reclassified from other comprehensive income into earnings	$—	$(1)	$—	$—	$(5)	$—
Foreign Exchange Contracts:
(Losses) gains reclassified from other comprehensive income into earnings	(2)	1	—	2	(1)	—
Interest Rate Contracts:
Losses reclassified from other comprehensive income into earnings	—	—	(1)	—	—	(1)

As of September 30, 2019, AOCI included $14 million of net losses (net of $5 million of income tax benefit) on commodities-related derivative instruments designated as cash-flow hedges that are expected to be reclassified into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings include the sale of finished goods inventory, which includes previously hedged purchases of corn and natural gas. The Company expects the losses to be offset by changes in the underlying commodities costs. Additionally, as of September 30, 2019, AOCI included $1 million of net losses (net of an insignificant amount of income tax benefit) on settled T-Locks and $3 million of net gains (net of $1 million of income tax expense) related to foreign currency hedges which are expected to be reclassified into earnings during the next 12 months.

Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of September 30, 2019				As of December 31, 2018
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$13	$13	$—	$—	$11	$11	$—	$—
Derivative assets	35	9	26	—	24	4	20	—
Derivative liabilities	37	10	27	—	26	6	20	—
Long-term debt	1,986	—	1,986	—	1,954	—	1,954	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
(b)	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.
(c)	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of September 30, 2019, the carrying value and fair value of the Company’s Long-term debt was $2.0 billion.

7. Debt

As of September 30, 2019 and December 31, 2018, the Company’s total debt consisted of the following:

	As of	As of
(in millions)	September 30, 2019	December 31, 2018
3.2% senior notes due October 1, 2026	$497	$496
4.625% senior notes due November 1, 2020	400	399
6.625% senior notes due April 15, 2037	253	254
5.62% senior notes due March 25, 2020	200	200
Term loan credit agreement due April 25, 2019	—	165
Term loan credit agreement due April 12, 2021	500	—
Revolving credit facility	149	418
Fair value adjustment related to hedged fixed rate debt instruments	2	(1)
Long-term debt	2,001	1,931
Short-term borrowings	81	169
Total debt	$2,082	$2,100

On April 12, 2019, the Company amended and restated the Term Loan Credit Agreement that was set to mature on April 25, 2019 (“Term Loan”) of $165 million to establish a 24-month senior unsecured term loan credit facility in an amount up to $500 million that matures on April 12, 2021. The Company has used the $500 million to pay down the revolving credit facility (“Revolving Credit Facility”) and to pay off the Term Loan balance. The Company’s long-term debt as of September 30, 2019 includes the 5.62% senior notes due March 25, 2020, as the Company has the ability and intent to refinance such senior notes on a long-term basis using the Revolving Credit Facility or other sources prior to the maturity date.

8. Leases

The Company determines if an arrangement is a lease at inception of the agreement. Operating leases are included in operating lease assets, and current and non-current operating lease liabilities in the Company’s Condensed Consolidated Balance Sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease asset value includes in its calculation any prepaid lease payments made and any lease incentives received from the arrangement as a reduction of the asset.  The Company’s lease terms may include options to extend or terminate the lease, and the impact of these options are included in the lease liability and lease asset calculations when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and non-lease components for its leases when it is impracticable to separate the two, such as leases with variable payment arrangements. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company has operating leases for certain rail cars, office space, warehouses, and machinery and equipment.  The commencement date used for the calculation of the lease obligations recorded is the latter of the commencement date of the new standard (January 1, 2019) or the lease start date.  Certain of the leases have options to extend the life of the lease, which are included in the liability calculation when the option is at the sole discretion of the Company and it is reasonably certain that the Company will exercise the option.  The Company has certain leases that have variable payments based solely on output or usage of the leased asset.  These variable operating lease assets are excluded from the Company’s balance sheet presentation and expensed as incurred.  The Company currently has no finance leases.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows:

Lease Cost	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2019	2019
Operating lease cost	$13	$40
Variable operating lease cost	6	18
Short term lease cost	1	2
Lease cost	$20	$60

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019.

Operating Leases	As of
(in millions)	September 30, 2019
2019 (Excluding the nine months ended September 30, 2019)	$13
2020	43
2021	33
2022	25
2023	18
Thereafter	32
Total future lease payments	164
Less imputed interest	23
Present value of future lease payments	141
Less current lease liabilities	39
Non-current operating lease liabilities	$102
Operating lease assets	$132

Additional information related to the Company’s operating leases is listed below. The right-of-use assets obtained in exchange for lease liabilities for the nine months ended September 30, 2019 includes the initial recognition of $161 million of operating lease assets as part of the adoption of the new lease standard.

Other Information	Three Months Ended September 30,	Nine Months Ended September 30,
($ in millions)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12	$41
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$11	$178
		As of
		September 30, 2019
Weighted average remaining lease term:
Operating leases		5.2 years
Weighted average discount rate:
Operating leases		5.4%

As the Company has not restated prior-year information for its adoption of ASC Topic 842, the following presents its future minimum lease payments for operating leases under ASC Topic 840 on December 31, 2018:

Operating Leases	As of
(in millions)	December 31, 2018
2019	$53
2020	44
2021	40
2022	27
2023	22
Thereafter	27
Total future lease payments	$213

9. Taxes

In January 2019, the Company’s Brazilian subsidiary received a favorable decision from the Federal Court of Appeals in Sao Paulo, Brazil, related to certain indirect taxes collected in prior years.  As a result of this decision, the Company expects to be entitled to credits against various Brazilian federal tax payments in 2019 and future years. The Company is finalizing the calculation of the amount of the credits and interest related to this court decision, as well as the corresponding tax expense. The credit calculations, which span a period from 2005 to April 2018, are complex and subject to pending decisions within the Brazilian courts that may result in changes to the calculations and the timing of the receipt of benefits.  When the Company finalizes the credit calculations and records the gain, a one-time tax payment on the total credit and interest recognized will become immediately due.

10. Net Periodic Pension and Postretirement Benefit Costs

The following table sets forth the components of net periodic cost/(benefit) of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$2	$1	$—	$1	$4	$4	$2	$3
Interest cost	4	4	3	3	11	10	8	8
Expected return on plan assets	(5)	(6)	(2)	(2)	(14)	(16)	(6)	(7)
Amortization of actuarial loss	—	—	—	—	—	—	1	1
Net periodic benefit cost/(benefit) (a)	$1	$(1)	$1	$2	$1	$(2)	$5	$5

The Company currently anticipates that it will make approximately $4 million in cash contributions to its pension plans in 2019, consisting of $3 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the nine months ended September 30, 2019, cash contributions of approximately $2 million were made to the non-U.S. plans and $1 million to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Service cost	$—	$1	$—	$1
Interest cost	1	—	2	2
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit cost (a)	$1	$1	$1	$2
(a)	The service cost component of net periodic benefit cost is presented within either cost of sales or operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of actuarial loss and amortization of prior service credit components of net periodic benefit cost are presented as other, non-operating income on the Condensed Consolidated Statements of Income.

11. Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	September 30, 2019	December 31, 2018
Finished and in process	$535	$522
Raw materials	289	250
Manufacturing supplies and other	55	52
Total inventories	$879	$824

12. Equity

Treasury stock: On October 22, 2018, the Board of Directors authorized a new stock repurchase program permitting the Company to purchase up to 8 million of its outstanding common shares from November 5, 2018 through December 31, 2023.  The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan. However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

On November 5, 2018, the Company entered into a Variable Timing Accelerated Share Repurchase (“ASR”) program with JPMorgan (“JPM”).  Under the ASR program, the Company paid $455 million on November 5, 2018, and acquired 4 million shares of its common stock having an approximate value of $423 million on that date.  On February 5, 2019, the Company and JPM settled the difference between the initial price and average daily volume weighted average price (“VWAP”) less the agreed upon discount during the term of the ASR agreement.  The final VWAP was $98.04 per share, which was less than originally paid.  The Company settled the difference in cash, resulting in JPM returning $63 million of the upfront payment to the Company on February 6, 2019, and lowering the total cost of repurchasing the 4 million shares of common stock to $392 million.  The Company adjusted Additional paid-in capital and Treasury stock by $32 million and $31 million, respectively, during the first quarter of 2019 for this inflow of cash.

Shared-based payments: The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Stock options:
Pre-tax compensation expense	$—	$1	$2	$4
Income tax benefit	—	—	—	(1)
Stock option expense, net of income taxes	—	1	2	3

Restricted stock units ("RSUs"):
Pre-tax compensation expense	2	3	7	9
Income tax benefit	—	(1)	(1)	(2)
RSUs, net of income taxes	2	2	6	7

Performance shares and other share-based awards:
Pre-tax compensation expense	2	—	5	2
Income tax benefit	—	(1)	—	(1)
Performance shares and other share-based compensation expense, net of income taxes	2	(1)	5	1

Total share-based compensation:
Pre-tax compensation expense	4	4	14	15
Income tax benefit	—	(2)	(1)	(4)
Total share-based compensation expense, net of income taxes	$4	$2	$13	$11

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

The Company granted non-qualified options to purchase 247 thousand shares and 215 thousand shares for the nine months ended September 30, 2019 and 2018, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions at the date of grant:

	Nine Months Ended September 30,
	2019	2018
Expected life (in years)	5.5	5.5
Risk-free interest rate	2.5%	2.5%
Expected volatility	19.7%	19.8%
Expected dividend yield	2.7%	1.8%

The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date for the period corresponding to the expected life of the options. Expected volatility is based on historical volatilities of the Company’s common stock. Dividend yield is based on current dividend payments at the date of grant.

Stock option activity for the nine months ended September 30, 2019 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	2,079	$80.25	5.51	$42
Granted	247	91.85
Exercised	(129)	34.09
Cancelled	(56)	113.73
Outstanding as of September 30, 2019	2,141	$83.49	5.46	$22
Exercisable as of September 30, 2019	1,696	$76.92	4.63	$22

For the nine months ended September 30, 2019, cash received from the exercise of stock options was $4 million. As of September 30, 2019, the unrecognized compensation cost related to non-vested stock options totaled $3 million, which is expected to be amortized over the weighted-average period of approximately 1.5 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share)	2019	2018	2019	2018
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$14.02	$24.01
Total intrinsic value of stock options exercised	$1	$1	$7	$12

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

The following table summarizes RSU activity for the nine months ended September 30, 2019:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2018	344	$115.06
Granted	174	91.28
Vested	(136)	101.40
Cancelled	(37)	115.79
Non-vested as of September 30, 2019	345	$108.37

As of September 30, 2019, the total remaining unrecognized compensation cost related to RSUs was $17 million, which will be amortized over a weighted average period of approximately 1.9 years.

Performance Shares: The Company has a long-term incentive plan for senior management in the form of performance shares. Historically these performance shares vested based solely on the Company’s total shareholder return as compared to the total shareholder return of its peer group over the three-year vesting period. Beginning with the 2019 performance share grants, the vesting of the performance shares will be based on two performance metrics. Fifty percent of the performance shares awarded will vest based on the Company’s total shareholder return as compared to the total shareholder return of its peer group, and the remaining fifty percent will vest based on the calculation of the Company’s three-year average Return on Invested Capital (“ROIC”) against an established ROIC target.

For the 2019 performance shares awarded based on the Company’s total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s total shareholder return as compared to the total shareholder return of its peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

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

For the nine months ended September 30, 2019, the Company awarded 70 thousand performance shares at a weighted average fair value of $92.57 per share.

As of September 30, 2019, the unrecognized compensation cost related to these awards was $5 million, which will be amortized over the remaining requisite service period of 2.0 years.

The 2016 performance share awards vested in the first quarter of 2019, achieving a zero percent payout of the granted performance shares.  Additionally, there were three thousand performance share cancellations during the nine months ended September 30, 2019.

Accumulated Other Comprehensive Loss: The following is a summary of net changes in Accumulated other comprehensive loss by component and net of tax for the nine months ended September 30, 2019 and 2018:

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(1,080)	$(5)	$(69)	$—	$(1,154)
Other comprehensive loss before reclassification adjustments	(48)	(16)	(2)	—	(66)
Amount reclassified from accumulated OCI	—	3	—	—	3
Tax benefit	—	3	—	—	3
Net other comprehensive loss	(48)	(10)	(2)	—	(60)
Balance, September 30, 2019	$(1,128)	$(15)	$(71)	$—	$(1,214)

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(951)	$(13)	$(51)	$2	$(1,013)
Other comprehensive loss before reclassification adjustments	(113)	(1)	(1)	—	(115)
Amount reclassified from accumulated OCI	—	5	—	—	5
Adoption of ASU 2016-01	—	—	—	(2)	(2)
Adoption of ASU 2018-02	—	(2)	(3)	—	(5)
Tax provision	—	(1)	—	—	(1)
Net other comprehensive (loss) income	(113)	1	(4)	(2)	(118)
Balance, September 30, 2018	$(1,064)	$(12)	$(55)	$—	$(1,131)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity provide the dividends per share for common stock for the periods presented:

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2018	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37
Net income attributable to Ingredion					100
Net income attributable to non-controlling interests						2
Dividends declared, common stock ($0.625/share)					(42)
Repurchases of common stock		32	31
Share-based compensation, net of issuance		9	10				(16)
Other comprehensive loss				(6)
Balance, March 31, 2019	$1	$1,137	$(1,050)	$(1,160)	$3,594	$22	$21
Net income attributable to Ingredion					105
Net income attributable to non-controlling interests						2
Dividends declared, common stock ($0.625/share)					(43)
Dividends declared, non-controlling interests						(4)
Share-based compensation, net of issuance		1	3				4
Other comprehensive income (loss)				8		(4)
Balance, June 30, 2019	$1	$1,138	$(1,047)	$(1,152)	$3,656	$16	$25
Net income attributable to Ingredion					99
Net income attributable to non-controlling interests						3
Dividends declared, common stock ($0.63/share)					(42)
Dividends declared, non-controlling interests						(2)
Share-based compensation, net of issuance		(1)	3				3
Other comprehensive (loss) income				(62)		2
Balance, September 30, 2019	$1	$1,137	$(1,044)	$(1,214)	$3,713	$19	$28

	Total Equity						Share-based
		Additional		Accumulated Other		Non-	Payments
	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2017	$1	$1,138	$(494)	$(1,013)	$3,259	$26	$36
Net income attributable to Ingredion					140
Net income attributable to non-controlling interests						3
Dividends declared, common stock ($0.60/share)					(44)
Dividends declared, non-controlling interests						(3)
Share-based compensation, net of issuance		(6)	18				(9)
Other comprehensive income (loss)				41		(2)
Balance, March 31, 2018	$1	$1,132	$(476)	$(972)	$3,355	$24	$27
Net income attributable to Ingredion					114
Net income attributable to non-controlling interests						2
Dividends declared, common stock ($0.60/share)					(44)
Dividends declared, non-controlling interests						(1)
Repurchase of common stock			(141)
Share-based compensation, net of issuance			2				4
Other comprehensive loss				(134)		(2)
Other		(4)			1	(1)
Balance, June 30, 2018	$1	$1,128	$(615)	$(1,106)	$3,426	$22	$31
Net income attributable to Ingredion					95
Net income attributable to non-controlling interests						3
Dividends declared, common stock ($0.625/share)					(43)
Dividends declared, non-controlling interests						(3)
Repurchases of common stock			(36)
Share-based compensation, net of issuance		3	1				1
Other comprehensive loss				(18)
Other				(7)	6
Balance, September 30, 2018	$1	$1,131	$(650)	$(1,131)	$3,484	$22	$32

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$99	66.9	$1.48	$95	71.2	$1.33

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.5			0.7
Diluted EPS	$99	67.4	$1.47	$95	71.9	$1.32

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$304	66.9	$4.54	$349	71.8	$4.86

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.5			0.9
Diluted EPS	$304	67.4	$4.51	$349	72.7	$4.80

For the three and nine months ended September 30, 2019, approximately 1.4 million and 1.1 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2018, approximately 0.6 million and 0.5 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net sales to unaffiliated customers:
North America:
Net sales before shipping and handling costs	$984	$979	$2,912	$2,940
Less: shipping and handling costs	92	90	275	261
Net sales	$892	$889	$2,637	$2,679

South America:
Net sales before shipping and handling costs	$245	$238	$699	$743
Less: shipping and handling costs	11	10	32	34
Net sales	$234	$228	$667	$709

Asia-Pacific:
Net sales before shipping and handling costs	$205	$205	$611	$617
Less: shipping and handling costs	9	8	26	25
Net sales	$196	$197	$585	$592

EMEA:
Net sales before shipping and handling costs	$140	$141	$438	$452
Less: shipping and handling costs	5	5	16	17
Net sales	$135	$136	$422	$435

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating income:
North America	$145	$138	$409	$431
South America	27	22	61	68
Asia-Pacific	22	25	65	75
EMEA	24	26	71	86
Corporate	(25)	(22)	(69)	(70)
Subtotal	193	189	537	590
Restructuring/impairment charges	(28)	(34)	(41)	(45)
Acquisition/integration costs	—	—	(2)	—
Total operating income	$165	$155	$494	$545

	As of	As of
(in millions)	September 30, 2019	December 31, 2018
Total assets:
North America (a)	$4,076	$3,737
South America	711	711
Asia-Pacific	829	792
EMEA	479	488
Total	$6,095	$5,728
(a)	For purposes of presentation, North America includes Corporate assets.

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

For the three months ended September 30, 2019, operating income, net income and diluted earnings per share increased from the comparable 2018 period. Our increase in earnings for the three months ended September 30, 2019, was attributable to improved price/mix and specialty volume, partially offset by foreign exchange impacts and higher raw material costs.

For the three and nine months ended September 30, 2019, we recorded $28 million and $41 million of pre-tax restructuring charges, respectively.  Pre-tax restructuring charges of $14 million and $23 million were recorded for the three and nine months ended September 30, 2019, respectively, for the Cost Smart SG&A program. These costs include $8 million and $11 million, of other costs, including professional services, and $6 million and $12 million of employee-related severance for the three and nine months ended September 30, 2019, respectively. These charges were recorded primarily in our North America and South America operations, and include $1 million and $2 million of other costs associated with the Finance Transformation initiative in Latin America for the three and nine months ended September 30, 2019, respectively. We expect to continue to incur additional charges during the year related to the Cost Smart SG&A program, however, we do not expect to incur any additional restructuring costs related to the Finance Transformation initiative.

Additionally, for the three and nine months ended September 30, 2019, we recorded $14 million and $18 million, respectively, for the Cost Smart cost of sales program.  During the three months ended September 30, 2019, we recorded $6 million of restructuring charges in relation to the closure of the Lane Cove, Australia production facility, consisting of $4 million of employee-related severance and $2 million of accelerated depreciation. We expect to incur an additional $10 million of restructuring costs during the remainder of 2019 and between $10 million and $12 million in 2020 in relation to the closure. Additionally, during the three months ended September 30, 2019, we recorded $4 million of employee-related expenses primarily related to the South America operations restructuring.  Finally, we recorded $4 million and $8 million of other costs, including professional services, during the three and nine months ended September 30, 2019, primarily in North America including other costs of $2 million in relation to the prior year cessation of wet-milling at the Stockton, California plant.  We do not expect to incur any additional costs in relation to the cessation of wet-milling at the Stockton, California plant.

Our cash provided by operating activities decreased to $490 million for the nine months ended September 30, 2019, from $579 million in the year-earlier period, primarily driven by our decrease in earnings and changes in working capital.  Our cash used for financing activities was $86 million during the nine months ended September 30, 2019, compared to $497 million in the year-earlier period.  This decrease was mainly driven by a reduction in repurchases of common stock and lower net payments on debt.

As previously announced on October 12, 2019, we detected suspicious activity affecting several servers within certain data centers on our network. Immediately, we took steps to identify and contain the situation, which included engaging a third-party consultant, to take appropriate action to restore the affected servers to bring them back online.  As of the date of this report, we are not aware of any evidence that any customer, supplier, or employee data has been improperly accessed, misused or transferred by any third party.  Certain transactions with our customers or suppliers may be delayed as we restore the affected servers.  We continue to assess the overall potential impact of the incident; however, we are presently not aware of any impact to our financial reporting systems and do not anticipate any material impact to our Key Financial Performance Metrics.  We expect to incur costs, which we do not believe will be material, to assess the immediate impact of the incident, to address remediation efforts and to implement additional preventative measures.  At this time, we continue to assess the overall control and financial impact of the incident.

Looking ahead in North America, operating income is expected to be down assuming current market conditions for corn and co-products, which have been negatively impacted by late crop plantings and delayed harvest in the U.S. and continued crop inventory imbalances arising from the U.S./China trade dispute; South America operating income is expected to be down due to the impact of macroeconomic uncertainty; Asia-Pacific operating income is expected to be down driven by foreign currency weakness, increased input costs and anticipated slower customer demand and intensified competitive pressure on price/mix; EMEA operating income is expected to be down due to foreign exchange, higher raw material cost and postponement of Brexit.

Results of Operations

We have significant operations in four reporting segments: North America, South America, Asia-Pacific and EMEA. For most of our foreign subsidiaries, the local foreign currency is the functional currency. Accordingly, revenues and expenses denominated in the functional currencies of these subsidiaries are translated into U.S. dollars at the applicable average exchange rates for the period. Fluctuations in foreign currency exchange rates affect the U.S. dollar amounts of our foreign subsidiaries’ revenues and expenses. The impact of foreign currency translation to the reporting currency, where significant, is provided below.

For the Three Months Ended September 30, 2019

With Comparatives for the Three Months Ended September 30, 2018

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales	$1,457	$1,450	$7	—%
Cost of sales	1,113	1,116	3	—%
Gross profit	344	334	10	3%

Operating expenses	153	148	(5)	(3)%
Other income, net	(2)	(3)	(1)	(33)%
Restructuring/impairment charges	28	34	6	18%

Operating income	165	155	10	6%

Financing costs, net	24	24	—	—%
Other, non-operating expense/(income), net	1	(1)	(2)	(200)%

Income before income taxes	140	132	8	6%
Provision for income taxes	38	34	(4)	(12)%
Net income	102	98	4	4%
Less: Net income attributable to non-controlling interests	3	3	—	—%
Net income attributable to Ingredion	$99	$95	$4	4%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended September 30, 2019, increased by 4 percent to $99 million from $95 million for the three months ended September 30, 2018.

Results for the third quarter of 2019 include after-tax costs of $22 million of restructuring costs primarily associated with our Cost Smart cost of sales and SG&A programs and $2 million of other tax matters related to tax settlements and reversals of penalties for tax reserves.  Results for the third quarter of 2018 include after-tax costs of $27 million of restructuring costs primarily associated with our Cost Smart SG&A and cost of sales programs and Finance Transformation initiative, $2 million of incremental expense for adjustments to provisional amounts related to the Tax Cuts and Jobs Act of 2017, and $2 million of interest penalty associated with the final tax settlement between the U.S. and Canada.

Net sales. Our net sales for the third quarter of 2019 of $1.5 billion increased by $7 million compared to the three months ended September 30, 2018. The increase was driven by improved price/product mix and volume growth, which were partially offset by foreign currency impacts.

Cost of sales. Cost of sales was $1.1 billion for the three months ended September 30, 2019 and 2018. Our gross profit margin was 24 percent for the three months ended September 30, 2019, up from 23 percent for the three months ended September 30, 2018. Gross profit margin improved primarily due to favorable price/product mix, which was partially offset by unfavorable foreign currency impacts and higher raw material costs.

Operating expenses. Operating expenses for the third quarter of 2019 increased to $153 million from $148 million last year. This increase was primarily driven by increased other costs, including professional services, partly offset by Cost Smart SG&A cost reduction initiatives. Operating expenses, as a percentage of net sales for the three months ended September 30, 2019 increased to 11 percent from 10 percent last year.

Financing costs, net. Financing costs for the three months ended September 30, 2019, remained flat at $24 million compared to the three months ended September 30, 2018, as the impact of Argentina highly inflationary accounting offset the benefit of lapping prior year foreign exchange losses.

Provision for income taxes. Our effective income tax rate for the third quarter of 2019 increased to 27.1 percent from 25.8 percent a year ago. The increase in the effective income tax rate was primarily driven by the devaluation of the Mexican peso impacting the U.S. dollar-denominated balances in Mexico, taxable gain related to highly inflationary accounting in Argentina and issuance by the Treasury Department of final global intangibles low-taxed income regulations under the 2017 tax reform act. This was partially offset by prior-year provision adjustments, change in mix of earnings and other individually insignificant factors.

Segment Results

North America

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$892	$889	$3	—%
Operating income	145	138	7	5%

Net sales. Our increase in net sales of $3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was mainly driven by improved price/product mix, partially offset by lower volume.

Operating income. Our increase in operating income of $7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was driven by improved price/product mix and benefits from the Cost Smart savings program, partially offset by higher net corn costs.

South America

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$234	$228	$6	3%
Operating income	27	22	5	23%

Net sales. Our increase in net sales of 3 percent for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily driven by a 13 percent favorable impact from price/product mix and a 5 percent increase in volume.  This was partly offset by unfavorable foreign exchange impacts of 15 percent.

Operating income. Our increase in operating income of $5 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was attributable to favorable pricing actions, volume, and benefits of the Cost Smart programs partly offset by unfavorable foreign exchange impacts.

Asia-Pacific

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$196	$197	$(1)	(1)%
Operating income	22	25	(3)	(12)%

Net sales. Our decrease in net sales of 1 percent for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily driven by unfavorable price/product mix of 3 percent and unfavorable exchange impacts of 1 percent.  This was partly offset by favorable volumes of 3 percent.

Operating income. Our decrease in operating income of $3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was driven by increased operating costs in Australia and the continuing impact of trade disputes, which have increased input costs and intensified competitive pressure on price/product mix.

EMEA

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$135	$136	$(1)	(1)%
Operating income	24	26	(2)	(8)%

Net sales. Our decrease in net sales of 1 percent for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily driven by unfavorable foreign exchange impacts of 12 percent, partly offset by a 10 percent increase in price/product mix and 1 percent increase in volume.

Operating income. Our decrease in operating income of $2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was due to higher corn costs and unfavorable foreign exchange impacts partially offset by strong pricing actions.

For the Nine Months Ended September 30, 2019

With Comparatives for the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales	$4,311	$4,415	$(104)	(2)%
Cost of sales	3,322	3,367	45	1%
Gross profit	989	1,048	(59)	(6)%

Operating expenses	457	465	8	2%
Other income, net	(3)	(7)	(4)	(57)%
Restructuring/impairment charges	41	45	4	9%

Operating income	494	545	(51)	(9)%

Financing costs, net	62	65	3	5%
Other, non-operating expense/(income), net	1	(3)	(4)	(133)%

Income before income taxes	431	483	(52)	(11)%
Provision for income taxes	120	126	6	5%
Net income	311	357	(46)	(13)%
Less: Net income attributable to non-controlling interests	7	8	1	13%
Net income attributable to Ingredion	$304	$349	$(45)	(13)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the nine months ended September 30, 2019, decreased by 13 percent to $304 million from $349 million for the nine months ended September 30, 2018.

Our results for the nine months ended September 30, 2019 include after-tax restructuring charges of $32 million primarily associated with our Cost Smart cost of sales and SG&A programs and $1 million of acquisition/integration costs related to the acquisition and integration of the business acquired from Western Polymer, LLC, and $2 million of other tax matters related to tax settlements and reversals of penalties for tax reserves.  Results for the nine months ended September 30, 2018 include after-tax restructuring charges of $35 million consisting primarily of net restructuring associated with the Cost Smart cost of sales and SG&A programs, other restructuring costs related to our North America finance transformation, and our leaf extraction process in Brazil.

Net sales. Our decrease in net sales of 2 percent for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was driven by unfavorable foreign currency impacts and planned Stockton HFCS and industrial starch volume shed. This was partly offset by favorable price/product mix due to pricing actions,

Cost of sales. Cost of sales for the nine months ended September 30, 2019, decreased to $3.3 billion from $3.4 billion for the nine months ended September 30, 2018. Our gross profit margin was 23 percent for the nine months ended September 30, 2019, down from 24 percent compared to the nine months ended September 30, 2018. The gross profit margin decreased primarily due to unfavorable foreign exchange impacts and higher raw material and production costs, partially offset by improved price/mix.

Operating expenses. Our operating expenses decreased 2 percent to $457 million for the nine months ended September 30, 2019, as compared to $465 million for the nine months ended September 30, 2018. The decrease was primarily driven by favorable expenses as a result of Cost Smart SG&A cost reduction initiatives and by the impact of foreign exchange impacts on operating expenses partly offset by other expenses, including professional services.  Operating expenses, as a percentage of net sales, were flat at 11 percent for the nine months ended September 30, 2019 and 2018.

Financing costs, net. Financing costs for the nine months ended September 30, 2019, decreased to $62 million from $65 million for the nine months ended September 30, 2018, primarily due to the benefit of lapping prior year foreign-exchange offset by losses attributable to the impact of Argentina highly inflationary accounting.

Provision for income taxes. The effective income tax rate for the nine months ended September 30, 2019, was 27.8 percent compared to 26.1 percent a year ago. The increase in the effective income tax rate was driven by a reduced excess tax benefit related to share-based payment awards and a taxable gain related to highly inflationary accounting in Argentina, partially offset by other individually insignificant factors.

Segment Results

North America

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$2,637	$2,679	$(42)	(2)%
Operating income	409	431	(22)	(5)%

Net sales. Our decrease in net sales of 2 percent for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was driven by lower volume partly offset by improved price/product mix.

Operating income. Our operating income decreased $22 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was driven by higher inventory and production costs, higher net corn costs due to lower co-product values, and a modest impact from extreme weather in the U.S. and Canada.

South America

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$667	$709	$(42)	(6)%
Operating income	61	68	(7)	(10)%

Net sales. Our net sales decreased 6 percent for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to unfavorable foreign exchange impacts of 20 percent, partly offset by a 14 percent favorable impact from price/product mix.

Operating income. Our decrease in operating income of $7 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, due to foreign exchange impacts and higher input costs were partially offset by favorable pricing actions.

Asia-Pacific

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$585	$592	$(7)	(1)%
Operating income	65	75	(10)	(13)%

Net sales. Our net sales decreased 1 percent for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily driven by unfavorable foreign exchange impacts of 3 percent partially offset by a 2 percent improvement in price/product mix.

Operating income. Our operating income decreased $10 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.  Specialty volume growth and improved price/mix were more than offset by higher regional input costs, foreign exchange impacts, and increased operating costs in Australia.

EMEA

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales to unaffiliated customers	$422	$435	$(13)	(3)%
Operating income	71	86	(15)	(17)%

Net sales. Our net sales decreased 3 percent for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease was primarily due to unfavorable foreign exchange impacts of 13 percent, partially offset by an increase in price/product mix of 7 percent and volume growth of 3 percent.

Operating income. Our operating income decreased $15 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, due to unfavorable foreign exchange impacts, driven primarily by the Pakistan rupee, and higher raw material costs were partially offset by specialty volume growth and improved price/product mix.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2019 was $490 million, as compared to $579 million for the nine months ended September 30, 2018. The decrease in operating cash flow primarily reflects a decrease in our net income and the changes in our working capital.  The year-to-date change in working capital includes a benefit of an overpayment of $77 million received by the Company on September 30, 2019 by the transacting bank on a currency hedge.  The transacting bank settled the currency hedge gross and remitted payment to the Company for the full notional value of the hedge instead of settling net with the Company and the counter-party.  The impact resulted in an increase to our cash provided from Accounts payable and accrued liabilities.  On October 1, 2019 the Company immediately settled with the counter-party by remitting the overpayment.  This cash outflow on October 1, 2019 will impact our fourth quarter cash provided by operating activities.

Capital expenditures and mechanical stores purchases of $231 million for the nine months ended September 30, 2019 are in line with our capital spending plan for the year. We anticipate that our capital expenditures and mechanical stores purchases will be approximately $335 million to $355 million for 2019.

As of December 31, 2018, we had total debt outstanding of $2.1 billion.  As of September 30, 2019, our total debt consists of the following:

(in millions)
3.2% senior notes due October 1, 2026	$497
4.625% senior notes due November 1, 2020	400
6.625% senior notes due April 15, 2037	253
5.62% senior notes due March 25, 2020	200
Term loan credit agreement due April 12, 2021	500
Revolving credit facility	149
Fair value adjustment related to hedged fixed rate debt instruments	2
Long-term debt	2,001
Short-term borrowings	81
Total debt	$2,082

On April 12, 2019, we amended and restated the Term Loan Credit Agreement set to mature on April 25, 2019 (“Term Loan”) of $165 million to establish a 24-month senior unsecured term loan credit facility (“Amended Term Loan”) in an amount up to $500 million that matures on April 12, 2021. We used the $500 million to pay down our revolving credit facility (“Revolving Credit Facility”) and to pay off the Term Loan balance. As of September 30, 2019, there were borrowings of $500 million outstanding under the Amended Term Loan and borrowings of $149 million outstanding under the Revolving Credit Facility.

Our long-term debt as of September 30, 2019, includes the 5.62% senior notes due March 25, 2020, as we have the ability and intent to refinance such senior notes on a long-term basis using our Revolving Credit Facility or other sources prior to the maturity date.  In addition to the approximately $850 million of borrowings availability under the Revolving Credit Facility, we have approximately $565 million of unused operating lines of credit in the various foreign countries in which we operate. We are required under our credit facilities not to exceed a maximum leverage ratio and to maintain a minimum interest coverage ratio. As of September 30, 2019, we were in compliance with both of these financial covenants.

The weighted average interest rate on our total indebtedness was approximately 4.4 percent for the nine months ended September 30, 2019, compared to 4.8 percent in the nine months ended September 30, 2018.

On September 18, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock. This dividend was paid on October 25, 2019, to stockholders of record at the close of business on October 1, 2019.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and financing activities for the foreseeable future.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes or foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $342 million of the total $443 million of cash and cash equivalents and short-term investments at September 30, 2019 was held by our operations outside of the U.S. We expect that available cash balances and credit facilities in the U.S., along with cash generated from operations and our access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. We also enter into futures contracts to hedge price risk associated with fluctuations in the market price of ethanol. We are unable to directly hedge price risk related to co-product sales; however, we occasionally enter into hedges of soybean oil (a competing product to our corn oil) in order to mitigate the price risk of corn oil sales. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). As of September 30, 2019, our accumulated other comprehensive income account (“AOCI”) included $17 million of net losses (net of income tax benefit of $6 million) related to these derivative instruments. It is anticipated that $14 million of net losses (net of income tax benefit of $5 million) will be reclassified into earnings during the next 12 months. We expect the net losses to be offset by changes in the underlying commodities costs.

Foreign-Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign-currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency of the operating unit are revalued. We primarily use derivative financial instruments such as foreign-currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. We enter into foreign-currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging. As of September 30, 2019, we had foreign-currency forward sales contracts with an aggregate notional amount of $599 million and foreign currency forward purchase contracts with an aggregate notional amount of $182 million not designated as hedging instruments.

As of September 30, 2019, we had foreign-currency forward sales contracts with an aggregate notional amount of $426 million and foreign-currency forward purchase contracts with an aggregate notional amount of $593 million designated as cash flow hedging instruments. The amount included in AOCI relating to these hedges at September 30, 2019, was $3 million of net gains (net of income tax expense of $1 million). It is anticipated that $3 million of net gains (net of income tax expense of $1 million) will be reclassified into earnings during the next 12 months.

We have significant operations in Argentina. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100 percent as of June 30, 2018. As a result, we elected to adopt highly inflationary accounting as of July 1, 2018 for our affiliate, Ingredion Argentina S.A. Under highly inflationary accounting, our affiliate’s functional currency is the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine-peso-denominated monetary assets and liabilities are reflected in earnings in financing costs.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have any T-Locks outstanding as of September 30, 2019.

As of September 30, 2019, our AOCI account included $1 million of net losses (net of income tax benefit of $1 million) related to settled T-Locks. These deferred losses are being amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that $1 million of these net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

As of September 30, 2019, we have an interest rate swap agreement that effectively converts the interest rates on $200 million of our $400 million of 4.625% senior notes due November 1, 2020, to variable rates. This swap agreement calls for us to receive interest at the fixed coupon rate of the respective notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR plus a spread. We have designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for it as a fair value hedge. The fair value of the interest rate swap agreement as of September 30, 2019 was a $2 million gain, and is reflected in the Condensed Consolidated Balance Sheets within Other assets, with an offsetting amount recorded in long-term debt to adjust the carrying amount of the hedged debt obligations.

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

Non-GAAP financial measures are not prepared in accordance with GAAP; therefore, the information is not necessarily comparable to similarly titled non-GAAP financial measures of other companies.  These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP.

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

*The effective income tax rate for 2018 and 2017 excludes the impacts of impairment/restructuring charges, acquisition and integration related costs, sale of acquiree inventory that was adjusted to fair value at the acquisition date, income tax reform, and an insurance settlement. Including these items, our effective income tax rate for 2018 and 2017 was 26.9 percent and 30.8 percent, respectively. Listed below is a schedule that reconciles the adjusted income tax rate to our effective income tax rate under GAAP:

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding our significant accounting policies. There have been no other changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2019.

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

These statements can sometimes be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “assume,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook,” “propels,” “opportunities,” “potential,” “provisional,” or other similar expressions or the negative thereof. All statements other than statements of historical facts in this report or referred to in this report are “forward-looking statements.”

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including changing consumption preferences including those relating to high fructose corn syrup; the effects of global economic conditions, including, particularly, economic, currency and political conditions in South America, trade relations between the United States and China, and economic and political conditions in Europe, and their impact on our sales volumes and pricing of our products; our ability to collect our receivables from customers and our ability to raise funds at reasonable rates; future financial performance of major industries which we serve, including, without limitation, the food, beverage, paper and corrugated, and brewing industries; fluctuations in worldwide markets for corn and other commodities, and the associated risks of hedging against such fluctuations; genetic and biotechnology issues; our ability to develop or acquire new products and services at rates or of qualities sufficient to meet expectations; availability of raw materials, including corn, including the impact of recent excess precipitation in the U.S. corn-planting season, potato starch, tapioca, gum Arabic and also the specific varieties of corn upon which some of our products are based; fluctuations in the markets and prices for our co-products; fluctuations in aggregate industry supply and market demand; the behavior of financial markets, including foreign currency fluctuations and fluctuations in interest and exchange rates; volatility and turmoil in the capital markets; the commercial and consumer credit environment; general political, economic, business, market and weather conditions in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products; energy costs and availability; freight and shipping costs; and changes in regulatory controls regarding quotas; tariffs, duties, taxes and income tax rates, particularly United States tax reform enacted in 2017; operating difficulties; energy issues in Pakistan; boiler reliability; our ability to effectively integrate and operate acquired businesses; our ability to achieve budgets and to realize expected synergies; our ability to achieve expected savings under our Cost Smart program; our ability to complete planned maintenance and investment projects successfully and on budget; labor disputes; increased competitive and/or customer pressure in the corn-refining industry; and the outbreak or continuation of serious communicable disease or hostilities including acts of terrorism. Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 31 to 32 in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2018 to September 30, 2019. For additional information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hedging and Financial Risk” in this report.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
July 1 – July 31, 2019	—	—	—	5,855 shares
August 1 – August 31, 2019	—	—	—	5,855 shares
September 1 – September 30, 2019	—	—	—	5,855 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting us to purchase up to 5.0 million shares of our outstanding common stock from January 1, 2015, through December 31, 2019. On October 22, 2018, the Board of Directors authorized a new stock repurchase program permitting us to purchase up to an additional 8.0 million shares of our outstanding common stock from November 5, 2018, through December 31, 2023. As of September 30, 2019, we have 5.9 million shares available for repurchase under the stock repurchase programs.

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

101

The following financial information from Ingredion Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Equity and Redeemable Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	November 6, 2019	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	November 6, 2019	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller