Form 10-Q
period 2020-03-31
Ingredion Inc
filed 2020-05-06
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Stock, $.01 par value	66,973,022 shares

INGREDION INCORPORATED

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2020	2019
Net sales	$1,543	$1,536
Cost of sales	1,220	1,220
Gross profit	323	316

Operating expenses	154	150
Other income, net	2	1
Restructuring/impairment charges	14	4

Operating income	153	161

Financing costs, net	18	22
Other, non-operating expense (income), net	(1)	—

Income before income taxes	136	139
Provision for income taxes	58	37
Net income	78	102
Less: Net income attributable to non-controlling interests	3	2
Net income attributable to Ingredion	$75	$100

Weighted average common shares outstanding:
Basic	67.1	66.8
Diluted	67.8	67.4

Earnings per common share of Ingredion:
Basic	$1.12	$1.50
Diluted	$1.11	$1.48

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net income	$78	$102
Other comprehensive income:
(Losses) on cash flow hedges, net of income tax effect of $12 and $3, respectively	(34)	(9)
Losses on cash flow hedges reclassified to earnings, net of income tax effect of $2 and $ — , respectively	4	2
Currency translation adjustment	(134)	1
Comprehensive (loss) income	(86)	96
Less: Comprehensive income attributable to non-controlling interests	—	2
Comprehensive (loss) income attributable to Ingredion	$(86)	$94

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except share and per share amounts)	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$278	$264
Short-term investments	2	4
Accounts receivable, net	996	977
Inventories	857	861
Prepaid expenses	55	54
Total current assets	2,188	2,160

Property, plant and equipment, net of accumulated depreciation of $2,979 and $3,056, respectively	2,208	2,306

Goodwill	787	801
Other intangible assets, net of accumulated amortization of $202 and $197, respectively	427	437
Operating lease assets	147	151
Deferred income tax assets	16	13
Other assets	179	172
Total assets	$5,952	$6,040

Liabilities and equity
Current liabilities:
Short-term borrowings	$77	$82
Accounts payable and accrued liabilities	860	885
Total current liabilities	937	967

Non-current liabilities	205	220
Long-term debt	1,871	1,766
Non-current operating lease liabilities	115	120
Deferred income tax liabilities	174	195
Share-based payments subject to redemption	23	31

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,142	1,137
Less: Treasury stock (common stock: 10,772,260 and 10,993,388 shares at March 31, 2020 and December 31, 2019, respectively) at cost	(1,028)	(1,040)
Accumulated other comprehensive loss	(1,322)	(1,158)
Retained earnings	3,813	3,780
Total Ingredion stockholders’ equity	2,606	2,720
Non-controlling interests	21	21
Total equity	2,627	2,741
Total liabilities and equity	$5,952	$6,040

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity							Share-based
			Additional		Accumulated Other		Non-	Payments
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31
Net income attributable to Ingredion						75
Net income attributable to non-controlling interests							3
Dividends declared						(42)
Share-based compensation, net of issuance			5	12				(8)
Other comprehensive loss					(164)		(3)
Balance, March 31, 2020	$—	$1	$1,142	$(1,028)	$(1,322)	$3,813	$21	$23

		Total Equity						Share-based
			Additional		Accumulated Other		Non-	Payments
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2018	$—	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37
Net income attributable to Ingredion						100
Net income attributable to non-controlling interests							2
Dividends declared						(42)
Repurchases of common stock			32	31
Share-based compensation, net of issuance			9	10				(16)
Other comprehensive loss					(6)
Balance, March 31, 2019	$—	$1	$1,137	$(1,050)	$(1,160)	$3,594	$22	$21

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Cash provided by operating activities
Net income	$78	$102
Non-cash charges to net income:
Depreciation and amortization	54	51
Mechanical stores expense	13	13
Deferred income taxes	—	5
Other	13	18
Changes in working capital:
Accounts receivable and prepaid expenses	(69)	(70)
Inventories	(33)	(34)
Accounts payable and accrued liabilities	17	(67)
Margin accounts	(20)	1
Other	12	(1)
Cash provided by operating activities	65	18

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(98)	(80)
Payments for acquisitions, net of cash acquired of $ — and $4, respectively	—	(41)
Short-term investments	2	3
Cash used for investing activities	(96)	(118)

Cash used for financing activities
Proceeds from borrowings	405	225
Payments on debt	(303)	(217)
Repurchases of common stock, net	—	63
Issuances of common stock for share-based compensation, net of settlements	2	(1)
Dividends paid, including to non-controlling interests	(42)	(42)
Cash provided by financing activities	62	28

Effects of foreign exchange rate changes on cash	(17)	—

Increase (decrease) in cash and cash equivalents	14	(72)

Cash and cash equivalents, beginning of period	264	327

Cash and cash equivalents, end of period	$278	$255

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1. Interim Financial Statements

References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The unaudited Condensed Consolidated Financial Statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2019 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Statements of Comprehensive (Loss) Income, Balance Sheets, Statements of Equity and Redeemable Equity, and Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year.

2.     Summary of Significant Accounting Standards and Policies

For detailed information about the Company’s significant accounting standards, please refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except for the matters discussed below, there have been no other material changes to the Company’s significant accounting policies for the three months ended March 31, 2020.

Recently Adopted Accounting Standards

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350)

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Update simplifies the subsequent measurement of goodwill as the Update eliminates Step 2 from the goodwill impairment test. Under the Update, an entity will continue to perform its annual, or interim, goodwill impairment test to determine if the fair value of a reporting unit is greater than its carrying amount. An entity should then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value using the results of its Step 1 assessment, with the loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. This Update is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2017-04 at the beginning of its 2020 fiscal year and the Update did not have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. This Update is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2016-13 at the beginning of its 2020 fiscal year and the Update did not have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

Net Sales Presentation Change

During the three months ended December 31, 2019, the Company changed its presentation of shipping and handling costs.  These costs were previously included as a reduction to Net sales in the Condensed Consolidated Statements of Income.  The Company is now presenting these expenses within Cost of sales in the Condensed Consolidated Statements of Income.  The change in presentation was applied retrospectively to all periods presented in the Condensed Consolidated Statements of Income.  The change in presentation had no effect on Gross profit, Operating income, Net income, or Earnings per share.  The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive

(Loss) Income, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows are not affected by this change in presentation.

The effect of the adjustment is as follows:

	Three Months Ended March 31, 2019
(in millions)	As Reported	As Adjusted
Consolidated Statements of Income:
Net sales before shipping and handling costs	$1,536	$—
Less: shipping and handling costs	116	—
Net sales	1,420	1,536
Cost of sales	1,104	1,220
Gross profit	$316	$316

	Three Months Ended March 31, 2019
(in millions)	As Reported	As Adjusted
Net sales to unaffiliated customers:
North America	$860	$951
South America	218	228
Asia-Pacific	194	203
EMEA	148	154
Total	$1,420	$1,536

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

The Company has finalized the purchase price allocation for the Western Polymer acquisition. The finalization of goodwill and intangible assets did not have a significant impact on previously estimated amounts. The acquisition of Western Polymer added $13 million of goodwill and intangible assets and $29 million of net tangible assets as of the acquisition date.

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

The Company incurred insignificant pre-tax acquisition and integration costs for the three months ended March 31, 2020. The Company incurred $1 million of pre-tax acquisition and integration costs for the three months ended March 31, 2019, associated with its recent acquisition.

4. Revenue Recognition

The Company applies the provisions of Accounting Standards Codification (“ASC”) 606-10, Revenue from Contracts with Customers. The Company recognizes revenue under the core principle to depict the transfer of products to customers in an amount reflecting the consideration the Company expects to receive. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of the transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. These amounts are not significant as of March 31, 2020 or December 31, 2019. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied; therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

From time to time, the Company may enter into long-term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in Other assets or Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were no significant contract assets or liabilities as of March 31, 2020 or December 31, 2019.

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

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net sales to unaffiliated customers:
North America	$963	$951
South America	237	228
Asia-Pacific	189	203
EMEA	154	154
Total net sales	$1,543	$1,536

5. Restructuring and Impairment Charges

For the three months ended March 31, 2020, the Company recorded $14 million of pre-tax restructuring charges.  For the three months ended March 31, 2020, the Company recorded $9 million for its Cost Smart cost of sales program.  During the three months ended March 31, 2020, the Company recorded $5 million of restructuring charges in relation to the closure of the Lane Cove, Australia production facility, consisting of $3 million of asset write-offs, $1 million of accelerated depreciation, and $1 million of other costs. The Company expects to incur between $5 million and $7 million of additional restructuring costs during the remainder of 2020 related to the production facility closure. The Company also recorded $4 million of restructuring charges, primarily in North America, during the three months ended March 31, 2020. The restructuring charges recorded include $3 million of accelerated depreciation and $1 million of professional services.

Additionally, the Company recorded pre-tax restructuring charges of $5 million during the three months ended March 31, 2020 for its Cost Smart SG&A program. These costs include $3 million of other costs, including professional services, and $2 million of employee-related severance for the three months ended March 31, 2020. These charges were recorded primarily in the Company’s North America operations.

For the three months ended March 31, 2019, the Company recorded $4 million of pre-tax restructuring charges.  For the three months ended March 31, 2019, the Company recorded $3 million of employee-related severance and other costs in the South America and North America segments as part of its Cost Smart SG&A program, including $1 million of other costs associated with the Finance Transformation initiative in Latin America.  Additionally, the Company recorded $1 million of other costs as part of the Cost Smart cost of sales program in relation to the prior year cessation of wet-milling at the Stockton, California plant.

A summary of the Company’s employee-related severance accrual as of March 31, 2020 is as follows (in millions):

Balance in severance accrual as of December 31, 2019	$15
Cost Smart cost of sales and SG&A	2
Payments made to terminated employees	(4)
Foreign exchange translation	(2)
Balance in severance accrual as of March 31, 2020	$11

Of the $11 million severance accrual as of March 31, 2020, $10 million is expected to be paid in the next 12 months.

During the three months ended March 31, 2020, the Company identified certain assets within the Stockton, California and Lane Cove, Australia locations that met the held for sale criteria. The Company began actively marketing these assets during the quarter. The Company expects to sell these assets at a fair value equal to or greater than the carrying value as of March 31, 2020, and did not record a gain or loss associated with the reclassification of these assets to held for sale for the three months ended March 31, 2020. The assets classified as held for sale are reflected in the Condensed Consolidated Balance Sheets as follows:

(in millions)	March 31, 2020	December 31, 2019
Other assets	$13	$—

6. Financial Instruments, Derivatives and Hedging Activities

The Company is exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates. In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place controls on these activities. These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties. Derivative financial instruments currently used by the Company consist of commodity-related futures, options and swap contracts, foreign currency-related forward contracts, interest rate swaps, and treasury locks (“T-Locks”).

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

For commodity hedges designated as cash flow hedges, unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive income (“OCI”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of Accumulated other comprehensive income (“AOCI”). These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective. The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. Gains and losses from cash flow hedging instruments reclassified from AOCI to earnings are reported as Cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

As of March 31, 2020, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 85 million bushels of corn. The Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 31 million mmbtu’s of natural gas at March 31, 2020.

Foreign currency hedging: Due to the Company’s global operations, including operations in many emerging markets, the Company is exposed to fluctuations in foreign currency exchange rates. As a result, the Company has exposure to translational foreign-exchange risk when the results of its foreign operations are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency are revalued. The Company’s foreign-exchange risk management strategy uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk. The Company enters into foreign currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging, in order to mitigate transactional foreign-exchange risk. Gains and losses from derivative financial instruments not designated as hedging instruments are marked to market in earnings during each accounting period.

The Company hedges certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $559 million and $621 million as of March 31, 2020 and December 31, 2019, respectively. The Company also hedges certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $226 million and $356 million as of March 31, 2020 and December 31, 2019, respectively.

The Company hedges certain assets using foreign currency cash flow hedging instruments, which had a notional value of $300 million and $374 million as of March 31, 2020 and December 31, 2019, respectively. The Company also hedges certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $472 million and $541 million as of March 31, 2020 and December 31, 2019, respectively.

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

The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. As of March 31, 2020, the Company had outstanding T-locks hedging a forecasted notes issuance. The Company did not have outstanding T-locks as of December 31, 2019.

The derivative instruments designated as cash flow hedges included in AOCI as of March 31, 2020 and December 31, 2019 are reflected below:

Derivatives in Cash Flow Hedging Relationships	Gains (Losses) included in AOCI
(in millions)	March 31, 2020	December 31, 2019
Commodity contracts, net of income tax effect of $13 and $5, respectively	$(33)	$(11)
Foreign currency contracts, net of income tax effect of $ — and $1, respectively	(2)	3
Interest rate contracts, net of income tax effect of $1 and $ — , respectively	(4)	(1)
Total	$(39)	$(9)

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of March 31, 2020
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$1	$10	$—	$11	$—	$13	$—	$13
Other assets	—	4	4	8	—	—	—	—
Assets	1	14	4	19	—	13	—	13
Accounts payable and accrued liabilities	37	12	4	53	9	10	—	19
Non-current liabilities	3	1	—	4	—	1	—	1
Liabilities	40	13	4	57	9	11	—	20
Net (Liabilities)/Assets	$(39)	$1	$—	$(38)	$(9)	$2	$—	$(7)

	Fair Value of Hedging Instruments as of December 31, 2019
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$5	$7	$—	$12	$2	$4	$—	$6
Other assets	1	3	1	5	—	1	—	1
Assets	6	10	1	17	2	5	—	7
Accounts payable and accrued liabilities	13	4	—	17	1	8	—	9
Non-current liabilities	4	4	—	8	—	2	—	2
Liabilities	17	8	—	25	1	10	—	11
Net (Liabilities)/Assets	$(11)	$2	$1	$(8)	$1	$(5)	$—	$(4)

Additional information pertaining to the Company’s fair value hedges is presented below:

Line item in the statement of financial position in which the hedged item is included (in millions)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
Balance sheet date as of	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest Rate Contracts:
Long-Term Debt	$(204)	$(201)	$(4)	$(1)

Additional information relating to the Company’s derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in OCI on Derivatives		Income	Gains (Losses) Reclassified from AOCI into Income
Hedging Relationships	Three Months Ended March 31,		Statement	Three Months Ended March 31,
(in millions)	2020	2019	Location	2020	2019
Commodity contracts	$(37)	$(10)	Cost of sales	$7	$2
Foreign currency contracts	(5)	(2)	Net sales/Cost of sales	(1)	(3)
Interest rate contracts	(4)	—	Financing costs, net	—	(1)
Total	$(46)	$(12)		$6	$(2)

Derivatives in Fair Value Hedging	Income Statement Location of	Gains (Losses) Recognized in Income		Income Statement	Gains (Losses) Recognized in Income
Relationships	Derivatives Designated as	Three Months Ended March 31,		Location	Three Months Ended March 31,
(in millions)	Hedging Instruments	2020	2019	of Hedged Items	2020	2019

Interest rate contracts	Financing costs, net	$3	$—	Financing costs, net	$(3)	$—

As of March 31, 2020, AOCI included $36 million of net losses (net of income taxes of $10 million) on T-Locks, foreign currency hedges, and commodities-related derivative instruments designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

Fair Value Measurements: Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of March 31, 2020				As of December 31, 2019
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$11	$11	$—	$—	$13	$13	$—	$—
Derivative assets	32	1	31	—	24	7	17	—
Derivative liabilities	77	34	43	—	36	5	31	—
Long-term debt	1,914	—	1,914	—	1,751	—	1,751	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
(b)	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.
(c)	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options, and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of March 31, 2020, the carrying value and fair value of the Company’s Long-term debt was $1.9 billion.

7. Debt

As of March 31, 2020 and December 31, 2019, the Company’s total debt consisted of the following:

	As of	As of
(in millions)	March 31, 2020	December 31, 2019
3.2% senior notes due October 1, 2026	$497	$497
4.625% senior notes due November 1, 2020	400	400
6.625% senior notes due April 15, 2037	253	253
5.62% senior notes due March 25, 2020	—	200
Term loan credit agreement due April 12, 2021	405	405
Revolving credit facility	312	10
Fair value adjustment related to hedged fixed rate debt instruments	4	1
Long-term debt	1,871	1,766
Short-term borrowings	77	82
Total debt	$1,948	$1,848

During the first quarter of 2020, the Company used proceeds from the revolving credit facility (“Revolving Credit Facility”) to refinance $200 million of 5.62% senior notes due March 25, 2020. The Company’s long-term debt as of March 31, 2020 includes the 4.625% senior notes due November 1, 2020, as the Company has the ability and intent to refinance the senior notes on a long-term basis using the Revolving Credit Facility or other sources prior to the maturity date.

8. Leases

The Company determines if an arrangement is a lease at inception of the agreement. Operating leases are included in operating lease assets, and current and non-current operating lease liabilities in the Company’s Condensed Consolidated Balance Sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease asset value includes in its calculation any prepaid lease payments made and any lease incentives received from the arrangement as a reduction of the asset.  The Company’s lease terms may include options to extend or terminate the lease, and the impact of these options is included in the lease liability and lease asset calculations when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and non-lease components for its leases when it is impracticable to separate the two, such as for leases with variable payment arrangements. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows:

Lease Cost	Three Months Ended March 31,	Three Months Ended March 31,
(in millions)	2020	2019
Operating lease cost	$13	$13
Variable operating lease cost	8	6
Short term lease cost	1	—
Lease cost	$22	$19

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2020.

Operating Leases	As of
(in millions)	March 31, 2020
2020 (Excluding the three months ended March 31, 2020)	$37
2021	40
2022	32
2023	24
2024	16
Thereafter	33
Total future lease payments	182
Less imputed interest	27
Present value of future lease payments	155
Less current lease liabilities	40
Non-current operating lease liabilities	$115
Operating lease assets	$147

Additional information related to the Company’s operating leases is listed below.

Other Information	Three Months Ended March 31,	Three Months Ended March 31,
($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13	$15
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$8	$161
	As of	As of
	March 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	5.4 years	5.5 years
Weighted average discount rate:
Operating leases	5.6%	5.7%

9. Taxes

The effective tax rate for the three months ended March 31, 2020 was 42.6 percent compared to 26.6 percent for the three months ended March 31, 2019. The increase in the effective tax rate was driven by the 24 percent decrease in the value of the Mexican peso against the U.S. dollar during the three months ended March 31, 2020.  Because the Company uses the U.S. dollar as the functional currency for its subsidiaries in Mexico, its effective tax rate is strongly influenced by the remeasurement of the Mexican peso financial statements into U.S. dollars.  In addition, the decrease in value of the Mexican peso produced substantial taxable translation gains on net-U.S.-dollar-monetary assets held in Mexico for which there was no corresponding gain in pre-tax income.  Consequently, the Company recorded a discrete tax expense of $22 million in the three months ended March 31, 2020, as compared to $1 million discrete tax benefit in the three months ended March 31, 2019.

In January 2019, the Company’s Brazilian subsidiary received a favorable decision from the Federal Court of Appeals in Sao Paulo, Brazil, related to certain indirect taxes collected in prior years.  As a result of the decision, the Company expects to be entitled to indirect tax credits against its Brazilian federal tax payments in 2020 and future years.  The Company finalized its calculation of the amount of the credits and interest due from the favorable decision, concluding that the Company could be entitled to approximately $86 million of credits spanning a period from 2005 to 2018.  The Department of Federal Revenue of Brazil, however, issued an Internal Ruling in which it charged that the Company is entitled to only $22 million of the calculated indirect tax credits and interest for the period from 2005 to 2014.   The Brazil National Treasury has filed a motion for clarification with the Brazilian Supreme Court, asking the Court, among other things, to modify the lower court’s decision to approve the Internal Ruling, which could impact the decision in favor of the Company.  Due to the uncertainty arising from the issuance of the Internal Ruling, the Company recorded $22 million of credits in the three months ended December 31, 2019, in accordance with ASC 450, Contingencies.  The $22 million of future tax credits, which was recorded in the Consolidated Income Statement in Other income, resulted in additional deferred income taxes of $8 million as of December 31, 2019.  The income taxes will be paid as and when the tax credits are utilized.  The Company continues to monitor the pending decisions within the Brazilian courts that may result in changes to the calculations and the timing of the recording of any additional gains and receipt of the benefits.

10. Net Periodic Pension and Postretirement Benefit Costs

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plans
(in millions)	2020	2019	2020	2019
Service cost	$1	$1	$1	$1
Interest cost	3	4	3	3
Expected return on plan assets	(5)	(5)	(2)	(2)
Net periodic benefit cost (a)	$(1)	$—	$2	$2

The Company currently anticipates that it will make approximately $4 million in cash contributions to its pension plans in 2020, consisting of $3 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the three months ended March 31, 2020, cash contributions of approximately $1 million were made to the non-U.S. plans and an insignificant amount to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended March 31,
(in millions)	2020	2019
Service cost	$—	$—
Interest cost	1	1
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost (a)	$—	$—
(a)	The service cost component of net periodic benefit cost is presented within either cost of sales or operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets and amortization of prior service credit components of net periodic benefit cost are presented as other, non-operating income on the Condensed Consolidated Statements of Income.

11. Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	March 31, 2020	December 31, 2019
Finished and in process	$534	$565
Raw materials	266	237
Manufacturing supplies and other	57	59
Total inventories	$857	$861

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

On November 5, 2018, the Company entered into a Variable Timing Accelerated Share Repurchase (“ASR”) program with JPMorgan (“JPM”).  Under the ASR program, the Company paid $455 million on November 5, 2018, and acquired 4 million shares of its common stock having an approximate value of $423 million on that date.  On February 5, 2019, the Company and JPM settled the difference between the initial price and average daily volume weighted average price (“VWAP”) less the agreed upon discount during the term of the ASR agreement.  The final VWAP was $98.04 per share, which was less than originally paid.  The Company settled the difference in cash, resulting in JPM returning $63 million of the upfront payment to the Company on February 6, 2019, and lowering the total cost of repurchasing the 4 million shares of common stock to $392 million.  The Company adjusted Additional paid-in capital and Treasury stock by $32 million and $31 million, respectively, during the three months ended March 31, 2019 for this inflow of cash. In the three months ended March 31, 2020, the Company did not repurchase shares of common stock.

Shared-based payments: The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Stock options:
Pre-tax compensation expense	$1	$1
Income tax benefit	—	—
Stock option expense, net of income taxes	1	1

Restricted stock units ("RSUs"):
Pre-tax compensation expense	3	2
Income tax benefit	(1)	—
RSUs, net of income taxes	2	2

Performance shares and other share-based awards:
Pre-tax compensation expense	2	1
Income tax benefit	—	—
Performance shares and other share-based compensation expense, net of income taxes	2	1

Total share-based compensation:
Pre-tax compensation expense	6	4
Income tax benefit	(1)	—
Total share-based compensation expense, net of income taxes	$5	$4

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

The Company granted non-qualified options to purchase 336 thousand shares and 247 thousand shares for the three months ended March 31, 2020 and 2019, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions at the date of grant:

	Three Months Ended March 31,
	2020	2019
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.4%	2.5%
Expected volatility	19.8%	19.7%
Expected dividend yield	2.9%	2.7%

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

Stock option activity for the three months ended March 31, 2020 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	2,055	$84.36	5.30	$34
Granted	336	88.35
Exercised	(79)	43.74
Cancelled	(3)	28.75
Outstanding as of March 31, 2020	2,309	$86.39	5.85	$11
Exercisable as of March 31, 2020	1,757	$83.88	4.81	$11

For the three months ended March 31, 2020, cash received from the exercise of stock options was $4 million. As of March 31, 2020, the unrecognized compensation cost related to non-vested stock options totaled $5 million, which is expected to be amortized over the weighted-average period of approximately 2.4 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended
	March 31,
(dollars in millions, except per share)	2020	2019
Weighted average grant date fair value of stock options granted (per share)	$11.48	$14.02
Total intrinsic value of stock options exercised	$4	$4

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

The following table summarizes RSU activity for the three months ended March 31, 2020:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2019	339	$108.02
Granted	168	88.38
Vested	(87)	117.23
Cancelled	(5)	107.37
Non-vested as of March 31, 2020	415	$98.16

As of March 31, 2020, the total remaining unrecognized compensation cost related to RSUs was $23 million, which will be amortized over a weighted average period of approximately 2.3 years.

Performance Shares: The Company has a long-term incentive plan for senior management in the form of performance shares. Historically these performance shares vested based solely on the Company’s total shareholder return as compared to the total shareholder return of its peer group over the three-year vesting period. Beginning with the 2019 performance share grants, the vesting of the performance shares are based on two performance metrics. Fifty percent of the performance shares awarded will vest based on the Company’s total shareholder return as compared to the total shareholder return of its peer group, and the remaining fifty percent will vest based on the calculation of the Company’s three-year average Return on Invested Capital (“ROIC”) against an established ROIC target.

For the 2020 performance shares awarded based on the Company’s total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s total shareholder return as compared to the total shareholder return of its peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the 2020 performance shares awarded based on ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. Compensation expense is based on the market price of the Company’s common stock on the date of the grant and the final number of shares that ultimately vest.  The Company will estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect the Company’s estimated ROIC performance versus the target. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the three months ended March 31, 2020, the Company awarded 81 thousand performance shares at a weighted average fair value of $94.48 per share.

As of March 31, 2020, the unrecognized compensation cost related to these awards was $9 million, which will be amortized over the remaining requisite service period of 2.4 years.

The 2017 performance share awards vested during the three months ended March 31, 2020, achieving a zero percent payout of the granted performance shares.  Additionally, there were zero performance share cancellations during the three months ended March 31, 2020.

Accumulated Other Comprehensive Loss: The following is a summary of net changes in Accumulated other comprehensive loss by component and net of tax for the three months ended March 31, 2020 and 2019:

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(1,089)	$(9)	$(60)	$(1,158)
Other comprehensive loss before reclassification adjustments	(134)	(46)	—	(180)
Amount reclassified from accumulated OCI	—	6	—	6
Tax benefit	—	10	—	10
Net other comprehensive loss	(134)	(30)	—	(164)
Balance, March 31, 2020	$(1,223)	$(39)	$(60)	$(1,322)

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(1,080)	$(5)	$(69)	$(1,154)
Other comprehensive income (loss) before reclassification adjustments	1	(12)	—	(11)
Amount reclassified from accumulated OCI	—	2	—	2
Tax benefit	—	3	—	3
Net other comprehensive income (loss)	1	(7)	—	(6)
Balance, March 31, 2019	$(1,079)	$(12)	$(69)	$(1,160)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity provide the dividends per share for common stock for the periods presented:

	Total Equity							Share-based
			Additional		Accumulated Other		Non-	Payments
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31
Net income attributable to Ingredion						75
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.63/share)						(42)
Share-based compensation, net of issuance			5	12				(8)
Other comprehensive loss					(164)		(3)
Balance, March 31, 2020	$—	$1	$1,142	$(1,028)	$(1,322)	$3,813	$21	$23

	Total Equity							Share-based
			Additional		Accumulated Other		Non-	Payments
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2018	$—	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37
Net income attributable to Ingredion						100
Net income attributable to non-controlling interests							2
Dividends declared, common stock ($0.625/share)						(42)
Repurchases of common stock			32	31
Share-based compensation, net of issuance			9	10				(16)
Other comprehensive loss					(6)
Balance, March 31, 2019	$—	$1	$1,137	$(1,050)	$(1,160)	$3,594	$22	$21

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$75	67.1	$1.12	$100	66.8	$1.50

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.7			0.6
Diluted EPS	$75	67.8	$1.11	$100	67.4	$1.48

For the three months ended March 31, 2020 and 2019 approximately 1.5 million and 1.0 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

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

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net sales to unaffiliated customers:
North America	$963	$951
South America	237	228
Asia-Pacific	189	203
EMEA	154	154
Total net sales	$1,543	$1,536

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating income:
North America	$125	$125
South America	26	18
Asia-Pacific	20	20
EMEA	27	24
Corporate	(31)	(21)
Subtotal	167	166
Restructuring/impairment charges	(14)	(4)
Acquisition/integration costs	—	(1)
Total operating income	$153	$161

(in millions)	March 31, 2020	December 31, 2019
Assets:
North America (a)	$3,993	$3,924
South America	665	774
Asia-Pacific	799	843
EMEA	495	499
Total assets	$5,952	$6,040
(a)	For purposes of presentation, North America includes Corporate assets

14. Subsequent Event

On April 9, 2020,  the board of directors of the Company reached agreement with the board of directors of PureCircle Limited, a Bermuda company listed on the Main Market of the London Stock Exchange (“PureCircle”), on the terms of a recommended acquisition of PureCircle for a total purchase price of approximately GBP 185.3 million (the “acquisition”). Upon the completion of the transaction, PureCircle will be a wholly owned subsidiary of Ingredion SRSS Holdings Limited, a United Kingdom private limited company formed for purposes of the acquisition, which will be 75 percent-owned by the Company. The Company will fund the transaction from available cash or borrowings.

The acquisition will be effected by means of a court-approved scheme of arrangement under the Bermuda Companies Act and is subject to prior approval by a vote of PureCircle’s shareholders. Completion of the acquisition also is subject to certain other customary conditions, including, among others, the absence of any law, regulation or judgment that prohibits or makes illegal the consummation of the acquisition, the absence of certain material events affecting PureCircle, achievement of specified performance measures and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Subject to satisfaction of the closing conditions, the Company expects the acquisition to be completed in the third quarter of 2020.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” the “Company” and “Ingredion” mean Ingredion Incorporated and its consolidated subsidiaries.

Overview

We are a major supplier of high-quality food and industrial ingredient solutions to customers around the world. We have 43 manufacturing plants located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our ingredients are used by customers in the food, beverage, brewing, and animal nutrition industries, among others.

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

For the three months ended March 31, 2020, operating income, net income and diluted earnings per share decreased from the comparable 2019 period. The decreases for the three months ended March 31, 2020 were attributable primarily to increased restructuring costs and operating expenses, partially offset by an increase in gross profit during the quarter.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Our global operations expose us to risks associated with public health crises, including pandemics such as COVID-19.  Foreign governmental organizations and governmental organizations at the national, state and local levels in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations.  As a manufacturer of food ingredients, our operations are considered “essential” under most current COVID-19 government regulations, and our facilities are operating globally.  During the three months ended March 31, 2020, although there were some volume declines in the Asia-Pacific segment because of COVID-19 effects, we did not experience a material impact on our operations from COVID-19 as we generally experienced customary levels of demand for our products globally.  In addition, we did not experience any material supply chain interruptions during the period and were able to continue to operate and ship products from our global network of plants.  We place top priority on our employees’ health and safety and continue to follow the advice and the guidelines of public health authorities for physical distancing and to make available personal protective equipment and sanitization supplies.

As it is difficult to predict the progression of the pandemic, including government responses and the timing of recovery, there is a range of potential outcomes for our financial performance in future periods. In the second quarter of 2020, we expect strong demand for ingredients found in traditional packaged food products predominantly sold through retail outlets.  However, significant uncertainty exists in the food service sector as to when and at what pace consumer traffic will begin to return.  In South America, the pandemic is at an earlier stage and we anticipate significant negative impacts from COVID-19 to the food service, brewery and confectionery sectors. In North America, we expect reduced demand in food service volumes, and specifically in Mexico, depressed brewery volumes due to government mandates imposed on that sector.  In EMEA, we anticipate strong specialty sales in Europe, but weaker volumes in Pakistan. In Asia-Pacific, as restrictions are being lifted, we expect product demand recovery, although it is difficult to determine if that recovery will be sustained.

For the three months ended March 31, 2020, we recorded $14 million of pre-tax restructuring charges.  For the three months ended March 31, 2020, we recorded $9 million for our Cost Smart cost of sales program.  During the three months ended March 31, 2020, we recorded $5 million of restructuring charges in relation to the closure of the Lane Cove, Australia production facility, consisting of $3 million of asset impairment, $1 million of accelerated depreciation, and $1 million of other costs. We expect to incur between $5 million and $7 million of additional restructuring costs during the remainder of 2020 related to the production facility closure. We also recorded $4 million of restructuring charges, primarily in North America, during the three months ended March 31, 2020. The restructuring charges recorded include $3 million of accelerated depreciation and $1 million of professional services.

Additionally, we recorded pre-tax restructuring charges of $5 million during the three months ended March 31, 2020 for our Cost Smart SG&A program. These costs include $3 million of other costs, including professional services, and $2 million of employee-related severance for the three months ended March 31, 2020. These charges were recorded primarily in our North America operations. We expect to continue to incur additional charges during the year related to the Cost Smart SG&A program.

Our cash provided by operating activities increased to $65 million for the three months ended March 31, 2020, from $18 million in the prior year, primarily driven by our improved changes in working capital, partially offset by lower net income.  Our cash provided by financing activities was $62 million during the three months ended March 31, 2020, compared to $28 million in the prior year.  This increase was mainly driven by higher net borrowings during the period.

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

We acquired Western Polymer LLC (“Western Polymer”) on March 1, 2019. The results of the acquired business is included in our consolidated financial results from the respective acquisition date forward. Although we identify fluctuations due to the acquisition, our discussion below also addresses results of operations excluding the impact of the acquisition and the results of the acquired business, where appropriate, to provide a more comparable and meaningful analysis.

For the Three Months Ended March 31, 2020

With Comparatives for the Three Months Ended March 31, 2019

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales	$1,543	$1,536	$7	—%
Cost of sales	1,220	1,220	—	—%
Gross profit	323	316	7	2%

Operating expenses	154	150	(4)	(3)%
Other income, net	2	1	(1)	(100)%
Restructuring/impairment charges	14	4	(10)	(250)%

Operating income	153	161	(8)	(5)%

Financing costs, net	18	22	4	18%
Other, non-operating expense/(income), net	(1)	—	1	—%

Income before income taxes	136	139	(3)	(2)%
Provision for income taxes	58	37	(21)	(57)%
Net income	78	102	(24)	(24)%
Less: Net income attributable to non-controlling interests	3	2	(1)	(50)%
Net income attributable to Ingredion	$75	$100	$(25)	(25)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended March 31, 2020, decreased by 25 percent to $75 million from $100 million for the three months ended March 31, 2019.  The decrease in net income was primarily due to an increase in the provision for income tax, driven primarily by the current period increase in the Mexico discrete tax item, and increased restructuring charges and operating expenses.  The higher expenses were partly offset by higher gross profit in the period.  Results for the first quarter of 2020 include after-tax net restructuring costs of $11 million primarily associated with our Cost Smart cost of sales and SG&A programs. Results for the first quarter of 2019 include after-tax costs of $3 million of net restructuring costs primarily associated with our Cost Smart cost of sales and SG&A programs and $1 million of acquisition/integration costs related to the acquisition and integration of the business acquired from Western Polymer.

Net sales. Net sales were flat for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, as favorable price/product mix was offset by foreign exchange impacts.

Cost of sales. Cost of sales for the three months ended March 31, 2020, remained flat at $1.2 billion as compared to the three months ended March 31, 2019 despite the increase in net sales. Our gross profit margin remained flat at 21 percent for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Operating expenses. Our operating expenses increased 3 percent to $154 million for the three months ended March 31, 2020, as compared to $150 million for the three months ended March 31, 2019. The increase was primarily driven by professional services costs in the current period.  Operating expenses, as a percentage of net sales, were 10 percent for the three months ended March 31, 2020 and the three months ended March 31, 2019.

Financing costs, net. Financing costs for the three months ended March 31, 2020, decreased to $18 million from $22 million for the three months ended March 31, 2019, primarily due to lower interest costs associated with long-term debt, partially offset by foreign exchange impacts.

Provision for income taxes. Our effective tax rate for the three months ended March 31, 2020 was 42.6 percent compared to 26.6 percent for the three months ended March 31, 2019. The increase in the effective tax rate was driven by the 24 percent decrease in value of the Mexican peso against the U.S. dollar during the three months ended March 31, 2020.  Because we use the U.S. dollar as the functional currency for our subsidiaries in Mexico, our effective tax rate is strongly influenced by the remeasurement of the Mexican peso financial statements into U.S. dollars.  In addition, the decrease in value of the Mexican peso produced substantial taxable translation gains on net-U.S.-dollar-monetary assets held in Mexico for which there was no corresponding gain in pre-tax income.  Consequently, we recorded a discrete tax expense of $22 million in the three months ended March 31, 2020, as compared to $1 million discrete tax benefit in the three months ended March 31, 2019.

Segment Results

North America

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$963	$951	$12	1%
Operating income	125	125	—	—%

Net sales. Our increase in net sales of 1 percent for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was driven by improved price/product mix partly offset by reduced volume.

Operating income. Our operating income remained flat at $125 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Improved price/product mix and higher specialty volumes were offset by higher corn costs due to timing of hedge mark-to-market.

South America

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$237	$228	$9	4%
Operating income	26	18	8	44%

Net sales. Our net sales increased 4 percent for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to favorable price/product mix of 9 percent and increased volumes of 6 percent partially offset by foreign exchange impacts of 11 percent.

Operating income. Our increase in operating income of $8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to favorable price/product mix and volume, which more than offset higher raw material costs and foreign exchange impacts.

Asia-Pacific

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$189	$203	$(14)	(7)%
Operating income	20	20	—	—%

Net sales. Our net sales decreased 7 percent for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily driven by unfavorable volume, price/product mix, and foreign exchange impacts of 3 percent, 2 percent and 2 percent, respectively.

Operating income. Our operating income remained flat at $20 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The negative impact of COVID-19 disruptions on volume was offset by lower operating costs.

EMEA

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$154	$154	$—	—%
Operating income	27	24	3	13%

Net sales. Our net sales remained flat for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Favorable volumes and price/product mix were fully offset by unfavorable foreign exchange impacts.

Operating income. Our operating income increased $3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, as favorable price/product mix more than offset foreign exchange impacts.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2020 was $65 million, as compared to $18 million for the three months ended March 31, 2019. The increase in operating cash flow is primarily driven by our changes in working capital, partially offset by lower net income.  Capital expenditures and mechanical stores purchases was $98 million for the three months ended March 31, 2020.

As of December 31, 2019, we had total debt outstanding of $1.9 billion.  As of March 31, 2020, our total debt consists of the following:

(in millions)
3.2% senior notes due October 1, 2026	$497
4.625% senior notes due November 1, 2020	400
6.625% senior notes due April 15, 2037	253
5.62% senior notes due March 25, 2020	—
Term loan credit agreement due April 12, 2021	405
Revolving credit facility	312
Fair value adjustment related to hedged fixed rate debt instruments	4
Long-term debt	1,871
Short-term borrowings	77
Total debt	$1,948

During the first quarter of 2020, the Company used proceeds from the revolving credit facility (“Revolving Credit Facility”) to refinance $200 million of 5.62% senior notes due March 25, 2020.

Our long-term debt as of March 31, 2020, includes the 4.625% senior notes due November 1, 2020, as we have the ability and intent to refinance the senior notes on a long-term basis using our Revolving Credit Facility or other sources prior to the maturity date.  In addition to the approximately $688 million of borrowings availability under the Revolving Credit Facility, we have approximately $721 million of unused operating lines of credit in the various foreign countries in which we operate. We are required under our credit facilities not to exceed a maximum leverage ratio and to maintain a minimum interest coverage ratio. As of March 31, 2020, we were in compliance with both of these financial covenants.

The weighted average interest rate on our total indebtedness was approximately 3.9 percent for the three months ended March 31, 2020, compared to 4.6 percent for the three months ended March 31, 2019.

On March 18, 2020, our Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock. This dividend was paid on April 27, 2020, to stockholders of record at the close of business on April 1, 2020.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes or foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $248 million of the total $280 million of cash and cash equivalents and short-term investments at March 31, 2020 was held by our operations outside of the U.S. We expect that available cash balances and credit facilities in the U.S., along with cash generated from operations and our access to debt markets, will be sufficient to meet our operating and other cash needs for the foreseeable future.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). As of March 31, 2020, our Accumulated other comprehensive loss account (“AOCI”) included $33 million of net losses (net of income tax benefit of $13 million)

related to these derivative instruments. It is anticipated that $34 million of net losses (net of income tax benefit of $10 million) will be reclassified into earnings during the next 12 months. We expect the net losses to be offset by lower underlying commodities costs.

Foreign-Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign-currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency of the operating unit are revalued into U.S. dollars. We primarily use derivative financial instruments such as foreign-currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. We enter into foreign-currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by Accounting Standards Codification 815, Derivatives and Hedging. As of March 31, 2020, we had foreign currency derivatives not designated as hedging instruments hedging certain asset and liability positions with aggregate notional amounts of  $559 million and  $226 million, respectively.

As of March 31, 2020, we had foreign currency derivatives designated as cash flow hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $300 million and $472 million, respectively. The amount included in AOCI relating to these hedges at March 31, 2020, was $2 million of net losses (net of an insignificant amount of taxes). It is anticipated that $2 million of net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We entered into T-Locks during the first quarter of 2020 and has outstanding T-Locks hedging a forecasted notes issuance as of March 31, 2020.

As of March 31, 2020, our AOCI account included $4 million of net losses (net of an income tax benefit of $1 million) related to T-Locks. Once T-Locks are settled, deferred losses are amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that an insignificant amount of these net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

As of March 31, 2020, we have an interest rate swap agreement that effectively converts the interest rates on $200 million of our $400 million of 4.625% senior notes due November 1, 2020, to variable rates. This swap agreement calls for us to receive interest at the fixed coupon rate of the notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR plus a spread. We have designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and account for it as a fair value hedge. The fair value of the interest rate swap agreement as of March 31, 2020 was a $4 million gain, and is reflected in the Condensed Consolidated Balance Sheets within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding our significant accounting policies. There have been no other changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements as a result of the following risks and uncertainties, among others: changing consumption preferences and perceptions, including those relating to high fructose corn syrup; the effects of global economic conditions and the general political, economic, business, market conditions that affect customers and consumers in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products, including, particularly, economic, currency and political conditions in South America and economic and political conditions in Europe, and the impact these factors may have on our sales volumes, the pricing of our products, our access to credit markets and our ability to collect our receivables from customers; adverse changes in investment returns earned on our pension assets; future financial performance of major industries which we serve and from which we derive a significant portion of our sales, including the food, beverage, animal nutrition, and brewing industries; the uncertainty of acceptance of products developed through genetic modification and biotechnology; our ability to develop or acquire new products and services at rates or of qualities sufficient to meet expectations; changes in U.S. and foreign government policy, laws or regulations and costs of legal compliance; increased competitive and/or customer pressure in the corn-refining industry and related industries, including with respect to the markets and prices for our primary products and our co-products, particularly corn oil; the availability of raw materials, including potato starch, tapioca, gum Arabic and the specific varieties of corn upon which some of our products are based, and our ability to pass on potential increases in the cost of corn or other raw materials to customers; raw material and energy costs and availability; our ability to contain costs, achieve budgets and realize expected synergies, including with respect to our ability to complete planned maintenance and investment projects on time and on budget, and to achieve expected savings under our Cost Smart program as well as with respect to freight and shipping costs; the impact of financial and capital markets on our borrowing costs, including as a result of foreign currency fluctuations, fluctuations in interest and exchange rates and market volatility and the associated risks of hedging against such fluctuations; the potential effects of climate change; our ability to successfully identify and complete acquisitions or strategic alliances on favorable terms as well as our ability to successfully integrate acquired businesses or implement and maintain strategic alliances and achieve anticipated synergies with respect to all of the foregoing; operating difficulties at our manufacturing plants or with respect to boiler reliability; risks related to product safety and quality and compliance with environmental, health and safety, and food safety laws and regulations; economic, political and other risks inherent in operating in foreign countries with foreign currencies and shipping products between countries, including with respect to tariffs, quotas and duties; interruptions, security breaches or failures that might affect our information technology systems, processes and sites; our ability to maintain satisfactory labor relations; the impact that weather, natural disasters, war or similar acts of hostility, acts and threats of terrorism, the outbreak or continuation of pandemics such as COVID 19 and other significant events could have on our business; the potential recognition of impairment charges on goodwill or long lived assets; changes in our tax rates or exposure to additional income tax liabilities; and our ability to raise funds at reasonable rates to grow and expand our operations.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31,  2019 and subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 49 to 50 in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2019 to March 31, 2020. For additional information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hedging and Financial Risk” in this report.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A

RISK FACTORS

During the three months ended March 31, 2020, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

The spread of the novel coronavirus, or COVID-19, is adversely affecting, and is expected to continue to adversely affect, demand for our products and our financial results.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. As it is difficult to predict the progression of the pandemic, including government responses and the timing of recovery, there is a range of potential outcomes for our financial performance in future periods.   COVID-19 adversely affected our net sales in our Asia-Pacific segment in the first quarter of 2020, and we are experiencing further reductions in the demand for our products throughout our markets in the second quarter of 2020.

Our global operations expose us to risks associated with public health crises, including pandemics such as COVID-19.  We continue to monitor the health of the employees in each of our 43 manufacturing facilities, domestically and outside the United States, as COVID-19 related illness at a particular location could impact continued plant operations at that location.

Foreign governmental organizations and governmental organizations at the national, state and local levels in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders that effectively close “non-essential” businesses and their operations.  Because we manufacture food ingredients, our operations are currently considered “essential” under most current COVID-19 government regulations, thus permitting us to continue operations at our facilities and sales activities consistent with those regulations.

Certain of our customers, however, are deemed to be “non-essential” industries and businesses under governmental regulations. The industries and businesses deemed “non-essential” vary by country and region.  For example, Mexico declared one or more brewing producers as “non-essential” industries during the pandemic.  Our customers in affected industries are not able to produce goods during the government-mandated closures, which adversely affects customer demand for our products.  Further, government-enacted stay-at-home orders have significantly limited the end-consumers’ ability in the United States and foreign markets to purchase certain food or beverage products due to limitations on the operations of restaurants, bars and regionally specific sales channels.  We expect that these limitations over time will continue to negatively affect customer demand for our products, further impacting our revenues and our operating results.  In addition, any inability by our customers to produce goods may delay our customers’ ability to pay outstanding receivables, which would adversely impact our cash flow from operations and working capital.

In addition, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively affecting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. These impacts could have the effect of heightening many of the risks we described in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019.   Such risks include, in addition to those described above, negative impacts on our cost of and access to capital, pressure to extend our customers’ payment terms, insolvency of our customers resulting in increased provisions for credit losses, and counterparty failures in our supply chain, customer network or otherwise that would negatively impact our operations.  These risks individually and in the aggregate could have a material adverse effect on our operating results, financial condition, cash flows and prospects.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
January 1 – January 31, 2020	—	—	—	5,855 shares
February 1 – February 29, 2020	—	—	—	5,855 shares
March 1 – March 31, 2020	—	—	—	5,855 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting us to purchase up to 5.0 million shares of our outstanding common stock from January 1, 2015, through December 31, 2019. On October 22, 2018, the Board of Directors authorized a new stock repurchase program permitting us to purchase up to an additional 8.0 million shares of our outstanding common stock from November 5, 2018, through December 31, 2023. As of March 31, 2020, we have 5.9 million shares available for repurchase under the stock repurchase programs.

ITEM 6

EXHIBITS

a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Number	Description of Exhibit
10.1†*	Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan

10.2†*	Form of Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan

10.3†*	Form of Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101)

_____________________________________

†	Filed with this report.
††	Furnished with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 6 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	May 6, 2020	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	May 6, 2020	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller