Form 10-Q
period 2020-06-30
Ingredion Inc
filed 2020-08-05
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $.01 par value	66,987,048 shares

INGREDION INCORPORATED

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$1,349	$1,550	$2,892	$3,086
Cost of sales	1,078	1,221	2,298	2,441
Gross profit	271	329	594	645

Operating expenses	147	154	301	304
Other income, net	—	(2)	2	(1)
Restructuring/impairment charges	11	9	25	13

Operating income	113	168	266	329

Financing costs, net	19	16	37	38
Other, non-operating income, net	—	—	(1)	—

Income before income taxes	94	152	230	291
Provision for income taxes	27	45	85	82
Net income	67	107	145	209
Less: Net income attributable to non-controlling interests	1	2	4	4
Net income attributable to Ingredion	$66	$105	$141	$205

Weighted average common shares outstanding:
Basic	67.2	66.9	67.2	66.9
Diluted	67.6	67.4	67.7	67.4

Earnings per common share of Ingredion:
Basic	$0.98	$1.57	$2.10	$3.06
Diluted	$0.98	$1.56	$2.08	$3.04

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net income	$67	$107	$145	$209
Other comprehensive income (loss):
(Losses) gains on cash flow hedges, net of income tax effect of $4, $3, $16 and $ — , respectively	(16)	10	(50)	1
Losses on cash flow hedges reclassified to earnings, net of income tax effect of $4, $1, $6 and $1, respectively	15	3	19	5
Actuarial losses on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $ —	—	(1)	—	(1)
Currency translation adjustment	16	(4)	(118)	(3)
Comprehensive income (loss)	82	115	(4)	211
Less: Comprehensive income (loss) attributable to non-controlling interests	2	(2)	2	—
Comprehensive income (loss) attributable to Ingredion	$80	$117	$(6)	$211

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except share and per share amounts)	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,047	$264
Short-term investments	1	4
Accounts receivable, net	861	977
Inventories	859	861
Prepaid expenses	52	54
Total current assets	2,820	2,160

Property, plant and equipment, net of accumulated depreciation of $3,039 and $3,056, respectively	2,231	2,306

Goodwill	791	801
Other intangible assets, net of accumulated amortization of $210 and $197, respectively	421	437
Operating lease assets	149	151
Deferred income tax assets	17	13
Other assets	182	172
Total assets	$6,611	$6,040

Liabilities and equity
Current liabilities:
Short-term borrowings	$470	$82
Accounts payable and accrued liabilities	812	885
Total current liabilities	1,282	967

Non-current liabilities	209	220
Long-term debt	2,140	1,766
Non-current operating lease liabilities	115	120
Deferred income tax liabilities	172	195
Share-based payments subject to redemption	27	31

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,143	1,137
Less: Treasury stock (common stock: 10,825,142 and 10,993,388 shares at June 30, 2020 and December 31, 2019, respectively) at cost	(1,027)	(1,040)
Accumulated other comprehensive loss	(1,307)	(1,158)
Retained earnings	3,836	3,780
Total Ingredion stockholders’ equity	2,646	2,720
Non-controlling interests	20	21
Total equity	2,666	2,741
Total liabilities and equity	$6,611	$6,040

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity							Share-based
			Additional		Accumulated Other		Non-	Payments
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31
Net income attributable to Ingredion						141
Net income attributable to non-controlling interests							4
Dividends declared						(85)	(3)
Share-based compensation, net of issuance			6	13				(4)
Other comprehensive loss					(149)		(2)
Balance, June 30, 2020	$—	$1	$1,143	$(1,027)	$(1,307)	$3,836	$20	$27

		Total Equity						Share-based
			Additional		Accumulated Other		Non-	Payments
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2018	$—	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37
Net income attributable to Ingredion						205
Net income attributable to non-controlling interests							4
Dividends declared						(85)	(4)
Repurchases of common stock			32	31
Share-based compensation, net of issuance			10	13				(12)
Other comprehensive income (loss)					2		(4)
Balance, June 30, 2019	$—	$1	$1,138	$(1,047)	$(1,152)	$3,656	$16	$25

See Notes to Condensed Consolidated Financial Statements

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
Cash provided by operating activities
Net income	$145	$209
Non-cash charges to net income:
Depreciation and amortization	106	103
Mechanical stores expense	26	28
Deferred income taxes	(2)	10
Other	25	33
Changes in working capital:
Accounts receivable and prepaid expenses	64	(65)
Inventories	(31)	(39)
Accounts payable and accrued liabilities	(21)	(32)
Margin accounts	(18)	15
Other	—	(9)
Cash provided by operating activities	294	253

Cash used for investing activities
Capital expenditures and mechanical stores purchases, net of proceeds on disposals	(175)	(156)
Payments for acquisitions, net of cash acquired of $ — and $4, respectively	—	(42)
Investment in non-consolidated affiliates	(6)	(10)
Short-term investments	3	3
Cash used for investing activities	(178)	(205)

Cash provided by (used for) financing activities
Proceeds from borrowings	1,486	714
Payments on debt	(709)	(765)
Payments for debt issuance costs	(9)	—
Repurchases of common stock, net	—	63
Issuances of common stock for share-based compensation, net of settlements	2	—
Dividends paid, including to non-controlling interests	(87)	(87)
Cash provided by (used for) financing activities	683	(75)

Effects of foreign exchange rate changes on cash	(16)	(3)

Increase (decrease) in cash and cash equivalents	783	(30)

Cash and cash equivalents, beginning of period	264	327

Cash and cash equivalents, end of period	$1,047	$297

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

The unaudited Condensed Consolidated Financial Statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2019 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year.

2.     Summary of Significant Accounting Standards and Policies

For detailed information about the Company’s significant accounting standards, see Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except for the matters discussed below, there have been no other material changes to the Company’s significant accounting policies for the three and six months ended June 30, 2020.

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

Net Sales Presentation Change

During the three months ended December 31, 2019, the Company changed its presentation of shipping and handling costs.  These expenses were previously included as a reduction to Net sales in the Condensed Consolidated Statements of Income.  The Company is now presenting these expenses within Cost of sales in the Condensed Consolidated Statements of Income.  The change in presentation was applied retrospectively to all periods presented in the Condensed Consolidated Statements of Income.  The change in presentation had no effect on Gross profit, Operating income, Net income, or Earnings per share.  The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of

Comprehensive Income (Loss), Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows are not affected by this change in presentation.

The effect of the adjustment is as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Consolidated Statements of Income:
Net sales before shipping and handling costs	$1,550	$—	$3,086	$—
Less: shipping and handling costs	116	—	232	—
Net sales	1,434	1,550	2,854	3,086
Cost of sales	1,105	1,221	2,209	2,441
Gross profit	$329	$329	$645	$645

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Net sales to unaffiliated customers:
North America	$885	$977	$1,745	$1,928
South America	215	226	433	454
Asia-Pacific	195	203	389	406
EMEA	139	144	287	298
Total	$1,434	$1,550	$2,854	$3,086

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

During the three months ended March 31, 2020, the Company finalized the purchase price allocation for the Western Polymer acquisition. The finalization of goodwill and intangible assets did not have a significant impact on previously estimated amounts. The acquisition of Western Polymer added $13 million of goodwill and intangible assets and $29 million of net tangible assets as of the acquisition date.

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

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of the transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. These amounts are not significant as of June 30, 2020 or December 31, 2019. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied; therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

From time to time, the Company may enter into long-term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in Other assets or Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were no significant contract assets or liabilities as of June 30, 2020 or December 31, 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net sales to unaffiliated customers:
North America	$848	$977	$1,811	$1,928
South America	182	226	419	454
Asia-Pacific	187	203	376	406
EMEA	132	144	286	298
Total net sales	$1,349	$1,550	$2,892	$3,086

5. Restructuring and Impairment Charges

For the three and six months ended June 30, 2020, the Company recorded a total of $11 million and $25 million of pre-tax restructuring charges, respectively, as part of the Cost Smart program. For the three months ended June 30, 2020, the Company recorded $6 million of pre-tax restructuring charges for its Cost Smart cost of sales program, including $3 million of asset write-offs and $1 million of other costs in relation to the closure of the Lane Cove, Australia production facility. During the three months ended June 30, 2020, the Company also recorded $1 million of accelerated depreciation and $1 million of employee-related severance, primarily in North America. For the six months ended June 30, 2020, the Company recorded $15 million of pre-tax restructuring charges for its Cost Smart cost of sales program, including $6 million of asset write-offs, $2 million of other costs, and $1 million of accelerated depreciation in relation to the closure of the Lane Cove, Australia production facility. The Company expects to incur $2 million of additional restructuring costs during the remainder of 2020 related to the Lane Cove production facility closure. During the six months ended June 30, 2020, the Company also recorded $4 million of accelerated depreciation, $1 million of employee-related severance, and $1 million of other costs, primarily in North America.

Additionally, the Company recorded pre-tax restructuring charges of $5 million and $10 million during the three and six months ended June 30, 2020, respectively, for its Cost Smart selling, general and administrative expense (“SG&A”) program. During the three months ended June 30, 2020, the Company recorded $5 million of pre-tax restructuring charges, consisting primarily of other costs, including professional services, in North America. During the six months ended June 30, 2020, the Company recorded pre-tax restructuring costs of $10 million primarily in North America, consisting of $8 million of other costs, including professional services, and $2 million of employee-related severance.

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

A summary of the Company’s employee-related severance accrual as of June 30, 2020 is as follows (in millions):

Balance in severance accrual as of December 31, 2019	$15
Cost Smart cost of sales and SG&A	3
Payments made to terminated employees	(9)
Foreign exchange translation	(1)
Balance in severance accrual as of June 30, 2020	$8

Of the $8 million severance accrual as of June 30, 2020, $7 million is expected to be paid in the next 12 months.

As of June 30, 2020, the Company identified certain assets within the Stockton, California and Lane Cove, Australia locations that met the held for sale criteria. The Company expects to sell these assets at a fair value equal to or greater than the carrying value as of June 30, 2020, and did not record a gain or loss associated with the reclassification of these assets to held for sale for the six months ended June 30, 2020. The assets classified as held for sale are reflected in the Condensed Consolidated Balance Sheets as follows:

(in millions)	June 30, 2020	December 31, 2019
Other assets	$13	$—

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

As of June 30, 2020, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 64 million bushels of corn. The Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 33 million mmbtu’s of natural gas at June 30, 2020.

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

The Company hedges certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $590 million and $621 million as of June 30, 2020 and December 31, 2019, respectively. The Company also hedges certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $478 million and $356 million as of June 30, 2020 and December 31, 2019, respectively.

The Company hedges certain assets using foreign currency cash flow hedging instruments, which had a notional value of $325 million and $374 million as of June 30, 2020 and December 31, 2019, respectively. The Company also hedges certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $460 million and $541 million as of June 30, 2020 and December 31, 2019, respectively.

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

The Company periodically enters into interest rate swaps to hedge its exposure to interest rate changes. The changes in fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gains or losses (the changes in fair value) of the hedged debt instruments that are attributable to changes in interest rates (the hedged risk), which are also recognized in earnings. As of June 30, 2020, the Company did not have any outstanding interest rate swaps. As of December 31, 2019, the Company had an outstanding interest rate swap agreement that converted the interest rates on $200 million of its $400 million 4.625% senior notes due November 1, 2020, to variable rates.

The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company did not have outstanding T-locks as of June 30, 2020, or December 31, 2019.

The derivative instruments designated as cash flow hedges included in AOCI as of June 30, 2020 and December 31, 2019 are reflected below:

Derivatives in Cash Flow Hedging Relationships	Gains (Losses) included in AOCI
(in millions)	June 30, 2020	December 31, 2019
Commodity contracts, net of income tax effect of $13 and $5, respectively	$(36)	$(11)
Foreign currency contracts, net of income tax effect of $ — and $1, respectively	—	3
Interest rate contracts, net of income tax effect of $1 and $ — , respectively	(4)	(1)
Total	$(40)	$(9)

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of June 30, 2020
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$3	$—	$—	$3	$—	$5	$—	$5
Other assets	2	1	—	3	—	1	—	1
Assets	5	1	—	6	—	6	—	6
Accounts payable and accrued liabilities	26	2	—	28	4	16	—	20
Non-current liabilities	2	—	—	2	—	3	—	3
Liabilities	28	2	—	30	4	19	—	23
Net (Liabilities)/Assets	$(23)	$(1)	$—	$(24)	$(4)	$(13)	$—	$(17)

	Fair Value of Hedging Instruments as of December 31, 2019
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$5	$7	$—	$12	$2	$4	$—	$6
Other assets	1	3	1	5	—	1	—	1
Assets	6	10	1	17	2	5	—	7
Accounts payable and accrued liabilities	13	4	—	17	1	8	—	9
Non-current liabilities	4	4	—	8	—	2	—	2
Liabilities	17	8	—	25	1	10	—	11
Net (Liabilities)/Assets	$(11)	$2	$1	$(8)	$1	$(5)	$—	$(4)

Additional information pertaining to the Company’s fair value hedges is presented below:

Line item in the statement of financial position in which the hedged item is included (in millions)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
Balance sheet date as of	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest Rate Contracts:
Long-Term Debt	$—	$(201)	$—	$(1)

Additional information relating to the Company’s derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in OCI on Derivatives		Income	Gains (Losses) Reclassified from AOCI into Income
Hedging Relationships	Three Months Ended June 30,		Statement	Three Months Ended June 30,
(in millions)	2020	2019	Location	2020	2019
Commodity contracts	$(20)	$10	Cost of sales	$(17)	$(5)
Foreign currency contracts	1	3	Net sales/Cost of sales	(1)	1
Interest rate contracts	(1)	—	Financing costs, net	(1)	—
Total	$(20)	$13		$(19)	$(4)

Derivatives in Cash-Flow	Gains (Losses) Recognized in OCI on Derivatives		Income	Gains (Losses) Reclassified from AOCI into Income
Hedging Relationships	Six Months Ended June 30,		Statement	Six Months Ended June 30,
(in millions, pre-tax)	2020	2019	Location	2020	2019
Commodity contracts	$(57)	$—	Cost of sales	$(24)	$(3)
Foreign currency contracts	(4)	1	Net sales/Cost of sales	—	(2)
Interest rate contracts	(5)	—	Financing costs, net	(1)	(1)
Total	$(66)	$1		$(25)	$(6)

Derivatives in Fair Value Hedging	Income Statement Location of	Gains (Losses) Recognized in Income		Income Statement	Gains (Losses) Recognized in Income
Relationships	Derivatives Designated as	Three Months Ended June 30,		Location	Three Months Ended June 30,
(in millions)	Hedging Instruments	2020	2019	of Hedged Items	2020	2019
Interest rate contracts	Financing costs, net	$(4)	$3	Financing costs, net	$4	$(3)

Derivatives in Fair Value	Income Statement Location of	Gains (Losses) Recognized in Income		Income Statement	Gains (Losses) Recognized in Income
Hedging Relationships	Derivatives Designated as	Six Months Ended June 30,		Location	Six Months Ended June 30,
(in millions)	Hedging Instruments	2020	2019	of Hedged Items	2020	2019
Interest rate contracts	Financing costs, net	$(1)	$3	Financing costs, net	$1	$(3)

As of June 30, 2020, AOCI included $36 million of net losses (net of income taxes of $13 million) on settled commodities-related derivatives instruments, T-Locks, and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

Fair Value Measurements: Presented below are the fair values of the Company’s financial instruments and derivatives for the periods presented:

	As of June 30, 2020				As of December 31, 2019
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$10	$10	$—	$—	$13	$13	$—	$—
Derivative assets	12	2	10	—	24	7	17	—
Derivative liabilities	53	21	32	—	36	5	31	—
Long-term debt	2,215	—	2,215	—	1,751	—	1,751	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
(b)	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.
(c)	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options, and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of June 30, 2020, the carrying value and fair value of the Company’s Long-term debt was $2.1 billion and $2.2 billion, respectively.

7. Debt

As of June 30, 2020 and December 31, 2019, the Company’s total debt consisted of the following:

	As of	As of
(in millions)	June 30, 2020	December 31, 2019
2.900% senior notes due June 1, 2030	$594	$—
3.200% senior notes due October 1, 2026	497	497
3.900% senior notes due June 1, 2050	390	—
6.625% senior notes due April 15, 2037	253	253
4.625% senior notes due November 1, 2020	—	400
5.62% senior notes due March 25, 2020	—	200
Term loan credit agreement due April 12, 2021	405	405
Revolving credit facility	—	10
Other long-term borrowings	1	—
Fair value adjustment related to hedged fixed rate debt instruments	—	1
Long-term debt	2,140	1,766
4.625% senior notes due November 1, 2020	400	—
Other short-term borrowings	70	82
Short-term debt	470	82
Total debt	$2,610	$1,848

During the three months ended March 31, 2020, the Company used proceeds from the revolving credit facility (“Revolving Credit Facility”) to refinance $200 million of its 5.62% senior notes due March 25, 2020.

During the three months ended June 30, 2020, the Company sold its (i) 2.900% senior notes due 2030 in the principal amount of $600 million (the “2030 Notes”) and (ii) 3.900% senior notes due 2050 in the principal amount of $400 million (the “2050 Notes” and, together with the “2030 Notes,” the “Notes”).  The Company recorded the aggregate discount of approximately $7 million at which the Notes were issued and capitalized debt issuance costs of approximately $9 million associated with the Notes.

During the three months ended June 30, 2020, the Company applied the net proceeds from the sale of the Notes to pay in full the outstanding balance of $394 million under the Revolving Credit Facility and to set aside funds to repay its 4.625% senior notes due November 1, 2020 (the “2020 Notes”).  On June 8, 2020, the Company issued a notice for the redemption in full of all $400 million principal amount of the 2020 Notes.  The 2020 Notes were redeemed on July 9, 2020 for a total redemption price of $409 million, including accrued interest and a “make-whole” premium as set forth in the indenture.

The Company’s long-term debt as of June 30, 2020, includes the term loan credit agreement due April 12, 2021, as the Company has the ability and intent to refinance it on a long-term basis using our Revolving Credit Facility or other means prior to the maturity date.

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
Lease Cost	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating lease cost	$13	$14	$26	$27
Variable operating lease cost	7	6	15	12
Short term lease cost	1	1	2	1
Lease cost	$21	$21	$43	$40

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented on the Condensed Consolidated Balance Sheet as of June 30, 2020.

Operating Leases	As of
(in millions)	June 30, 2020
2020 (Excluding the six months ended June 30, 2020)	$26
2021	44
2022	35
2023	26
2024	18
Thereafter	34
Total future lease payments	183
Less imputed interest	27
Present value of future lease payments	156
Less current lease liabilities	41
Non-current operating lease liabilities	$115
Operating lease assets	$149

Additional information related to the Company’s operating leases is listed below.

	Three Months Ended		Six Months Ended
Other Information	June 30,		June 30,
($ in millions)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13	$14	$26	$29
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$13	$6	$21	$167
			As of	As of
			June 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases			5.2 years	5.5 years
Weighted average discount rate:
Operating leases			5.5%	5.7%

9. Taxes

The Company’s effective tax rate for the three months ended June 30, 2020 decreased to 28.7 percent from 29.6 percent during the three months ended June 30, 2019.  The decrease in the effective income tax rate was primarily driven by a reduction in the Company’s U.S. global intangible low-taxed income (“GILTI”), an adjustment for inflation in Mexico and utilization of previously unbenefited net operating losses compared to an increase in valuation allowance in the 2019 period.  The decrease was partially offset by an increase in Argentine hyperinflation adjustments.

The effective tax rate for the six months ended June 30, 2020 was 37.0 percent compared to 28.2 percent during the six months ended June 30, 2019. The increase in the effective tax rate was driven by a 22 percent decrease in the valuation of the Mexican peso against the U.S. dollar during the six months ended June 30, 2020.  Because the Company uses the U.S. dollar as the functional currency for its subsidiaries in Mexico, its effective tax rate is strongly influenced by the remeasurement of the Mexican peso financial statements into U.S. dollars.  In addition, the decrease in the valuation of the Mexican peso against the U.S. dollar produced taxable translation gains on net-U.S.-dollar-monetary assets held in Mexico for which there was no corresponding gain in pre-tax income.  Consequently, the Company recorded a discrete tax expense of $22 million in the six months ended June 30, 2020, as compared to a $1 million discrete tax benefit in the six months ended June 30, 2019.

10. Net Periodic Pension and Postretirement Benefit Costs

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1	$1	$1	$1	$2	$2	$2	$2
Interest cost	3	3	3	2	6	7	6	5
Expected return on plan assets	(6)	(4)	(2)	(2)	(11)	(9)	(4)	(4)
Amortization of actuarial loss	—	—	1	1	—	—	1	1
Net periodic benefit cost (a)	$(2)	$—	$3	$2	$(3)	$—	$5	$4

The Company currently anticipates that it will make approximately $4 million in cash contributions to its pension plans in 2020, consisting of $3 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the six months ended June 30, 2020, cash contributions of approximately $1 million were made to the non-U.S. plans and an insignificant amount to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	1	—	2	1
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit cost (a)	$1	$—	$1	$—
(a)	The service cost component of net periodic benefit cost is presented within either cost of sales or operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of prior service credit, and amortization of actuarial loss components of net periodic benefit cost are presented as other, non-operating income on the Condensed Consolidated Statements of Income.

11. Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	June 30, 2020	December 31, 2019
Finished and in process	$552	$565
Raw materials	246	237
Manufacturing supplies and other	61	59
Total inventories	$859	$861

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

On November 5, 2018, the Company entered into a Variable Timing Accelerated Share Repurchase (“ASR”) program with JPMorgan (“JPM”).  Under the ASR program, the Company paid $455 million on November 5, 2018, and acquired 4 million shares of its common stock having an approximate value of $423 million on that date.  On February 5, 2019, the Company and JPM settled the difference between the initial price and average daily volume weighted average price (“VWAP”) less the agreed upon discount during the term of the ASR agreement.  The final VWAP was $98.04 per share, which was less than originally paid.  The Company settled the difference in cash, resulting in JPM returning $63 million of the upfront payment to the Company on February 6, 2019, and lowering the total cost of repurchasing the 4 million shares of common stock to $392 million.  The Company adjusted Additional paid-in capital and Treasury stock by $32 million and $31 million, respectively, during the six months ended June 30, 2019 for this inflow of cash. In the three and six months ended June 30, 2020, the Company did not repurchase shares of common stock.

Shared-based payments: The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Stock options:
Pre-tax compensation expense	$1	$1	$2	$2
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	1	1	2	2

Restricted stock units ("RSUs"):
Pre-tax compensation expense	3	3	6	5
Income tax benefit	—	(1)	(1)	(1)
RSUs, net of income taxes	3	2	5	4

Performance shares and other share-based awards:
Pre-tax compensation expense	2	2	4	3
Income tax benefit	—	—	—	—
Performance shares and other share-based compensation expense, net of income taxes	2	2	4	3

Total share-based compensation:
Pre-tax compensation expense	6	6	12	10
Income tax benefit	—	(1)	(1)	(1)
Total share-based compensation expense, net of income taxes	$6	$5	$11	$9

Stock Options: Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options have a 10-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement-eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting period of the stock options within the amount of compensation costs recognized in each period.

The Company granted non-qualified options to purchase 336 thousand shares and 247 thousand shares for the six months ended June 30, 2020 and 2019, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions at the date of grant:

	Six Months Ended June 30,
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

Stock option activity for the six months ended June 30, 2020 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	2,055	$84.36	5.30	$34
Granted	336	88.35
Exercised	(91)	45.01
Cancelled	(7)	81.09
Outstanding as of June 30, 2020	2,293	$86.53	5.64	$15
Exercisable as of June 30, 2020	1,742	$84.05	4.58	$15

For the six months ended June 30, 2020, cash received from the exercise of stock options was $5 million. As of June 30, 2020, the unrecognized compensation cost related to non-vested stock options totaled $4 million, which is expected to be amortized over the weighted-average period of approximately 1.7 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share)	2020	2019	2020	2019
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$11.48	$14.02
Total intrinsic value of stock options exercised	$—	$2	$4	$6

Restricted Stock Units: The Company has granted RSUs to certain key employees. The RSUs are subject to cliff vesting, generally after three years provided the employee remains in the service of the Company. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement-eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting period of the RSUs within the amount of compensation costs recognized in each period. The fair value of the RSUs is determined based upon the number of shares granted and the market price of the Company’s common stock on the date of the grant.

The following table summarizes RSU activity for the six months ended June 30, 2020:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2019	339	$108.02
Granted	171	88.29
Vested	(92)	117.25
Cancelled	(12)	104.34
Non-vested as of June 30, 2020	406	$97.75

As of June 30, 2020, the total remaining unrecognized compensation cost related to RSUs was $21 million, which will be amortized over a weighted average period of approximately 2.0 years.

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

For the six months ended June 30, 2020, the Company awarded 81 thousand performance shares at a weighted average fair value of $94.48 per share.

As of June 30, 2020, the unrecognized compensation cost related to these awards was $8 million, which will be amortized over the remaining requisite service period of 2.2 years.

The 2017 performance share awards vested during the six months ended June 30, 2020, achieving a zero percent payout of the granted performance shares.  Additionally, there were zero performance share cancellations during the six months ended June 30, 2020.

Accumulated Other Comprehensive Loss: The following is a summary of net changes in Accumulated other comprehensive loss by component and net of tax for the six months ended June 30, 2020 and 2019:

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(1,089)	$(9)	$(60)	$(1,158)
Other comprehensive loss before reclassification adjustments	(118)	(66)	—	(184)
Amount reclassified from accumulated OCI	—	25	—	25
Tax benefit	—	10	—	10
Net other comprehensive loss	(118)	(31)	—	(149)
Balance, June 30, 2020	$(1,207)	$(40)	$(60)	$(1,307)

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(1,080)	$(5)	$(69)	$(1,154)
Other comprehensive income (loss) before reclassification adjustments	(3)	1	(1)	(3)
Amount reclassified from accumulated OCI	—	6	—	6
Tax provision	—	(1)	—	(1)
Net other comprehensive income (loss)	(3)	6	(1)	2
Balance, June 30, 2019	$(1,083)	$1	$(70)	$(1,152)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity provide the dividends per share for common stock for the periods presented:

	Total Equity							Share-based
			Additional		Accumulated Other		Non-	Payments
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31
Net income attributable to Ingredion						75
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.63/share)						(42)
Share-based compensation, net of issuance			5	12				(8)
Other comprehensive loss					(164)		(3)
Balance, March 31, 2020	$—	$1	$1,142	$(1,028)	$(1,322)	$3,813	$21	$23
Net income attributable to Ingredion						66
Net income attributable to non-controlling interests							1
Dividends declared, common stock ($0.63/share)						(43)
Dividends declared, non-controlling interests							(3)
Share-based compensation, net of issuance			1	1				4
Other comprehensive income					15		1
Balance, June 30, 2020	$—	$1	$1,143	$(1,027)	$(1,307)	$3,836	$20	$27

	Total Equity							Share-based
			Additional		Accumulated Other		Non-	Payments
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption
Balance, December 31, 2018	$—	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37
Net income attributable to Ingredion						100
Net income attributable to non-controlling interests							2
Dividends declared, common stock ($0.625/share)						(42)
Repurchases of common stock			32	31
Share-based compensation, net of issuance			9	10				(16)
Other comprehensive loss					(6)
Balance, March 31, 2019	$—	$1	$1,137	$(1,050)	$(1,160)	$3,594	$22	$21
Net income attributable to Ingredion						105
Net income attributable to non-controlling interests							2
Dividends declared, common stock ($0.625/share)						(43)
Dividends declared, non-controlling interests							(4)
Share-based compensation, net of issuance			1	3				4
Other comprehensive income (loss)					8		(4)
Balance, June 30, 2019	$—	$1	$1,138	$(1,047)	$(1,152)	$3,656	$16	$25

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$66	67.2	$0.98	$105	66.9	$1.57

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.4			0.5
Diluted EPS	$66	67.6	$0.98	$105	67.4	$1.56

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$141	67.2	$2.10	$205	66.9	$3.06

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.5			0.5
Diluted EPS	$141	67.7	$2.08	$205	67.4	$3.04

For the three and six months ended June 30, 2020 approximately 1.6 million and 1.3 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2019, approximately 1.0 million and 1.0 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net sales to unaffiliated customers:
North America	$848	$977	$1,811	$1,928
South America	182	226	419	454
Asia-Pacific	187	203	376	406
EMEA	132	144	286	298
Total net sales	$1,349	$1,550	$2,892	$3,086

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating income:
North America	$101	$139	$226	$264
South America	13	16	39	34
Asia-Pacific	22	23	42	43
EMEA	21	23	48	47
Corporate	(30)	(23)	(61)	(44)
Subtotal	127	178	294	344
Restructuring/impairment charges	(11)	(9)	(25)	(13)
Acquisition/integration costs	(3)	(1)	(3)	(2)
Total operating income	$113	$168	$266	$329

	As of	As of
(in millions)	June 30, 2020	December 31, 2019
Assets:
North America (a)	$4,611	$3,924
South America	647	774
Asia-Pacific	838	843
EMEA	515	499
Total assets	$6,611	$6,040
(a)	For purposes of presentation, North America includes Corporate assets.

14. Subsequent Event

On July 1, 2020, the Company completed its acquisition of PureCircle Limited (“PureCircle”) through its wholly owned subsidiary Ingredion SRSS Holdings Limited (“Ingredion SRSS”), an unlisted United Kingdom private limited company. To complete the closing, the Company made a total cash payment of $222 million, which it funded from cash on hand.  Upon the closing, PureCircle is wholly owned by Ingredion SRSS, which in turn is 75%-owned by Ingredion and 25%-owned by former PureCircle shareholders. PureCircle will be consolidated by Ingredion for financial reporting purposes.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” the “Company” and “Ingredion” mean Ingredion Incorporated and its consolidated subsidiaries.

Overview

We are a major supplier of high-quality food and industrial ingredient solutions to customers around the world. As of June 30, 2020, we have 43 manufacturing plants located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our ingredients are used by customers in the food, beverage, brewing, and animal nutrition industries, among others.

Our new strategic growth roadmap is based on five growth platforms and is designed to deliver shareholder value by accelerating customer co-creation and enabling consumer-preferred innovation. Our first platform is starch-based texturizers, the second platform is clean and simple ingredients, the third platform is plant-based proteins, the fourth platform is sugar reduction and specialty sweeteners, and finally, our fifth platform is value-added food systems.

Our operations in recent periods have been adversely affected by impacts of COVID-19. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Our global operations expose us to risks associated with public health crises, including pandemics such as COVID-19.  Foreign governmental organizations and governmental organizations at the national, state and local levels in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations.  As a manufacturer of food ingredients, our operations are considered “essential” under most current COVID-19 government regulations, and our facilities are operating globally.  During the three months ended June 30, 2020, we experienced volume declines throughout the reporting segments of our business. We did not experience any material supply chain interruptions during the period and were able to continue to operate and ship products from our global network of plants.  We place top priority on our employees’ health and safety and continue to follow the advice and the guidelines of public health authorities for physical distancing and to make available personal protective equipment and sanitization supplies.

As it is difficult to predict the progression of the pandemic, including government responses and the timing of recovery, there is a range of potential outcomes for our financial performance in future periods. We anticipate continued adverse impacts from COVID-19 on net sales across our reportable segments during the second half of 2020, with recovery in sales generally correlated with the easing of governmental restrictions and increased consumer mobility.  With prevailing pandemic case rates across many countries, we expect away-from-home consumption to continue to be suppressed, reducing volumes for ingredients that are formulated for food and beverages consumed away-from-home.  We anticipate demand for food consumed in home to remain elevated, increasing volumes for ingredients that are part of the recipes for these meals.

For the three months ended June 30, 2020, operating income, net income and diluted earnings per share decreased from the comparable 2019 period. The decreases for the current quarter were attributable primarily to reductions in volumes driven by government mandated shutdowns associated with COVID-19, particularly in the Americas and increased restructuring costs associated with our Cost Smart program.

For the three and six months ended June 30, 2020, we recorded a total of $11 million and $25 million of pre-tax restructuring charges, respectively, as part of our Cost Smart program.  For the three months ended June 30, 2020, we recorded $6 million of pre-tax restructuring charges for our Cost Smart cost of sales program, including $3 million of asset write-offs and $1 million of other costs in relation to the closure of the Lane Cove, Australia production facility. During the three months ended June 30, 2020, we also recorded $1 million of accelerated depreciation and $1 million of employee-related severance, primarily related to our potato production facilities in North America. For the six months ended June 30, 2020, we recorded $15 million of pre-tax restructuring charges for our Cost Smart cost of sales program, including $6 million of asset write-offs, $2 million of other costs, and $1 million of accelerated depreciation in relation to the closure of the Lane Cove, Australia production facility. We expect to incur $2 million of additional restructuring costs during the remainder of 2020 related to the Lane Cove production facility closure. During the six months ended June 30, 2020, we also recorded $4 million of accelerated depreciation, $1 million of employee-related severance, and $1 million of other costs, primarily related to our potato production facilities in North America.

Additionally, the Company recorded pre-tax restructuring charges of $5 million and $10 million during the three and six months ended June 30, 2020, respectively, for its Cost Smart selling, general and administrative expense (“SG&A”) program. During the three months ended June 30, 2020, we recorded $5 million of pre-tax restructuring charges, consisting primarily of other costs, including professional services, in North America. During the six months ended June 30, 2020, we recorded pre-tax restructuring costs of $10 million primarily in North America, consisting of $8 million of other costs, including professional services, and $2 million of employee-related severance.

Our cash provided by operating activities increased to $294 million for the six months ended June 30, 2020, from $253 million in the prior year, driven by our changes in working capital, partially offset by lower net income.  Our cash provided by financing activities was $683 million during the six months ended June 30, 2020, compared to cash used by financing activities of $75 million in the prior year.  This increase was mainly driven by higher net borrowings during the period, including as a result of our issuance and sale of $1.0 billion of senior notes in the three months ended June 30, 2020.

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

For the Three Months Ended June 30, 2020

With Comparatives for the Three Months Ended June 30, 2019

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales	$1,349	$1,550	$(201)	(13)%
Cost of sales	1,078	1,221	143	12%
Gross profit	271	329	(58)	(18)%

Operating expenses	147	154	7	5%
Other income, net	—	(2)	(2)	100%
Restructuring/impairment charges	11	9	(2)	(22)%

Operating income	113	168	(55)	(33)%

Financing costs, net	19	16	(3)	(19)%
Other, non-operating expense/(income), net	—	—	—	—%

Income before income taxes	94	152	(58)	(38)%
Provision for income taxes	27	45	18	40%
Net income	67	107	(40)	(37)%
Less: Net income attributable to non-controlling interests	1	2	1	50%
Net income attributable to Ingredion	$66	$105	$(39)	(37)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended June 30, 2020 decreased by 37 percent to $66 million from $105 million for the three months ended June 30, 2019.  The decrease in net income was primarily due to decreases largely attributable to volume declines in the Americas, driven by COVID-19, which were partly offset by improved price/product mix.  Results for the second quarter of 2020 include after-tax net restructuring costs of $8 million primarily associated with our Cost Smart program. Results for the second quarter of 2019 include after-tax costs of $7 million of net restructuring costs primarily associated with the Cost Smart program.

Net sales. Net sales were down for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily driven by sales volumes declines in North and South America.

Cost of sales. Cost of sales for the three months ended June 30, 2020 were $1.1 billion compared to $1.2 billion for the months ended June 30, 2019, representing a decrease of $143 million. Our gross profit margin decreased from 21 percent for the three months ended June 30, 2019 to 20 percent for the three months ended June 30, 2020.  The change in gross margin was driven by higher unabsorbed fixed costs during the period and COVID-19 related expenditures, including personal protective equipment and interim appreciation pay to employees in our manufacturing facilities.

Operating expenses. Our operating expenses decreased 5 percent to $147 million for the three months ended June 30, 2020 as compared to $154 million for the three months ended June 30, 2019. The decrease was primarily driven by savings associated with our Cost Smart program and reduced travel costs.  Operating expenses, as a percentage of net sales, was 11 percent for the three months ended June 30, 2020 and 10 percent for the three months ended June 30, 2019.  The increase in this ratio was driven by the reduction in Net sales for the period.

Financing costs, net. Financing costs for the three months ended June 30, 2020 increased to $19 million from $16 million for the three months ended June 30, 2019.  The increase was driven by foreign exchange losses compared to gains in the comparable prior year period.  These losses were partly offset by lower net interest costs on long-term debt.

Provision for income taxes. Our effective tax rate for the three months ended June 30, 2020 was 28.7 percent compared to 29.6 percent for the three months ended June 30, 2019. The decrease in the effective income tax rate was primarily driven by a reduction in our U.S. global intangible low-taxed income (“GILTI”), an adjustment for inflation in Mexico and utilization of previously unbenefited net operating losses compared to an increase in valuation allowance in the 2019 period.  The decrease in the effective tax rate was partially offset by an increase in Argentine hyperinflation adjustments.

Segment Results

North America

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$848	$977	$(129)	(13)%
Operating income	101	139	(38)	(27)%

Net sales. Our decrease in net sales of 13 percent for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was driven by a 15 percent reduction in volume which was partly offset by a 2 improvement in price/product mix.

Operating income. Our operating income decreased by $38 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was driven by significantly lower away-from-home consumption in the U.S. and Canada and the shutdown of brewery customers in Mexico.

South America

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$182	$226	$(44)	(19)%
Operating income	13	16	(3)	(19)%

Net sales. Our net sales decreased 19 percent for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to an 18 percent unfavorable foreign exchange impact and a 11 percent reduction in volume, partly offset by favorable price/product mix of 10 percent.

Operating income. Our decrease in operating income of $3 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was largely attributable to unfavorable foreign currency impacts and stay-at-home orders negatively impacting sales volume, partially offset by favorable price/ product mix.

Asia-Pacific

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$187	$203	$(16)	(8)%
Operating income	22	23	(1)	(4)%

Net sales. Our net sales decreased 8 percent for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.  The decrease was primarily driven by unfavorable volume, foreign exchange impacts, and price/product mix of 4 percent, 3 percent, and 1 percent, respectively.

Operating income. Our operating income decreased by $1 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was largely attributable to the impact of stay-at-home orders on sales volume, partially offset by improved tapioca margins and lower operating expenses.

EMEA

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$132	$144	$(12)	(8)%
Operating income	21	23	(2)	(9)%

Net sales. Our net sales decreased by 8 percent for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily driven by unfavorable foreign exchange impacts of 6 percent and decreased volumes of 5 percent, partially offset by a 3 percent favorable price/product mix.

Operating income. Our operating income decreased $2 million for the three months ended June 30, 2020, as compared to the June 30, 2019. The decrease was largely attributable to stay-at-home orders impacting production and sales in Pakistan, partially offset by strong pricing actions and strong EMEA specialty sales volume.

For the Six Months Ended June 30, 2020

With Comparatives for the Six Months Ended June 30, 2019

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales	$2,892	$3,086	$(194)	(6)%
Cost of sales	2,298	2,441	143	6%
Gross profit	594	645	(51)	(8)%

Operating expenses	301	304	3	1%
Other income, net	2	(1)	(3)	300%
Restructuring/impairment charges	25	13	(12)	(92)%

Operating income	266	329	(63)	(19)%

Financing costs, net	37	38	1	3%
Other, non-operating expense/(income), net	(1)	—	1	—%

Income before income taxes	230	291	(61)	(21)%
Provision for income taxes	85	82	(3)	(4)%
Net income	145	209	(64)	(31)%
Less: Net income attributable to non-controlling interests	4	4	—	—%
Net income attributable to Ingredion	$141	$205	$(64)	(31)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the six months ended June 30, 2020 decreased by 31 percent to $141 million from $205 million for the six months ended June 30, 2019.  The decrease in net income was primarily due to decreases in volumes associated with the effects of COVID-19 as well as unfavorable impacts of foreign exchange. Results for the six months ended June 30, 2020 include after-tax net restructuring costs of $19 million primarily associated with our Cost Smart program. Results for the six months ended June 30, 2019 include after-tax costs of $10 million of net restructuring costs primarily associated with our Cost Smart program and $1 million of acquisition/integration costs related to the acquisition and integration of the business acquired from Western Polymer.

Net sales. Net sales decreased by 6 percent for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily driven by sales volumes declines in North and South America.

Cost of sales. Cost of sales for the six months ended June 30, 2020 decrease by 6 percent as compared to the six months ended June 30, 2019. Our gross profit margin remained flat at 21 percent for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.  The gross margin was impacted by higher unabsorbed fixed costs during the period and COVID-19 related expenditures.

Operating expenses. Our operating expenses decreased 1 percent to $301 million for the six months ended June 30, 2020 as compared to $304 million for the six months ended June 30, 2019. The decrease was primarily driven by saving from our Cost Smart program in the current period and reduced travel expense.  Operating expenses, as a percentage of net sales, were 10 percent for the six months ended June 30, 2020 and the six months ended June 30, 2019.

Financing costs, net. Financing costs for the six months ended June 30, 2020 decreased to $37 million from $38 million for the six months ended June 30, 2019 primarily due to lower interest costs associated with long-term debt, partially offset by foreign exchange impacts.

Provision for income taxes. Our effective tax rate for the six months ended June 30, 2020 was 37.0 percent compared to 28.2 percent for the six months ended June 30, 2019. The increase in the effective tax rate was driven by the 22 percent decrease in valuation of the Mexican peso against the U.S. dollar during the six months ended June 30, 2020.  Because we use the U.S. dollar as the functional currency for our subsidiaries in Mexico, our effective tax rate is strongly influenced by the remeasurement of the Mexican peso financial statements into U.S. dollars.  In addition, the decrease in valuation of the Mexican peso against the U.S. dollar produced substantial taxable translation gains on net-U.S.-dollar-monetary assets held in Mexico for which there was no corresponding gain in pre-tax income.  Consequently, we recorded a discrete tax expense of $22 million in the six months ended June 30, 2020, as compared to a $1 million discrete tax benefit in the six months ended June 30, 2019.

Segment Results

North America

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$1,811	$1,928	$(117)	(6)%
Operating income	226	264	(38)	(14)%

Net sales. Our decrease in net sales of 6 percent for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was driven by decreased volumes of 8 percent partly offset by improved price/product mix.

Operating income. Our operating income decreased by $38 million to $226 million for the six months ended June 30, 2020 compared to $264 million for the six months ended June 30, 2019. The decrease was driven by significantly lower away-from-home consumption in the U.S. and Canada and the shutdown of brewery customers in Mexico.

South America

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$419	$454	$(35)	(8)%
Operating income	39	34	5	15%

Net sales. Our net sales decreased 8 percent for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to unfavorable foreign exchange impacts of 15 percent and a reduction in volume of 3 percent partially offset by favorable price/product mix of 10 percent.

Operating income. Our increase in operating income of $5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was due to favorable price/product mix, partially offset by unfavorable foreign exchange impacts.

Asia-Pacific

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$376	$406	$(30)	(7)%
Operating income	42	43	(1)	(2)%

Net sales. Our net sales decreased 7 percent for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily driven by unfavorable foreign exchange impacts, volume, and price/product mix impacts of 3 percent, 3 percent and 1 percent, respectively.

Operating income. Our operating income decreased by $1 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease was largely attributable to the impact of stay-at-home orders on sales volume, partially offset by improved tapioca margins and lower operating expenses.

EMEA

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$286	$298	$(12)	(4)%
Operating income	48	47	1	2%

Net sales. Our net sales decreased 4 percent for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease was driven by unfavorable foreign exchange impacts of 6 percent and reduced volume of 1 percent, partially offset by favorable price/product mix of 3 percent.

Operating income. Our operating income increased $1 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.  The increase was largely attributable to Pakistan pricing action and strong EMEA specialty sales volume, partially offset by the impacts of stay-at-home orders on Pakistan production and sales volume, and negative foreign currency impacts.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2020 was $294 million, as compared to $253 million for the six months ended June 30, 2019. The increase in operating cash flow was primarily driven by our changes in working capital, partially offset by lower net income.  Capital expenditures and mechanical stores purchases were $175 million for the six months ended June 30, 2020.

As of June 30, 2020, our total debt consists of the following:

(in millions)
2.900% senior notes due June 1, 2030	$594
3.200% senior notes due October 1, 2026	497
3.900% senior notes due June 1, 2050	390
6.625% senior notes due April 15, 2037	253
5.62% senior notes due March 25, 2020	—
Term loan credit agreement due April 12, 2021	405
Revolving credit facility	—
Other long-term borrowings	1
Fair value adjustment related to hedged fixed rate debt instruments	—
Long-term debt	2,140
4.625% senior notes due November 1, 2020	400
Other short-term borrowings	70
Short-term debt	470
Total debt	$2,610

During the three months ended March 31, 2020, we used proceeds from the revolving credit facility (“Revolving Credit Facility”) to refinance $200 million of our 5.62% senior notes due March 25, 2020.

During the three months ended June 30, 2020, we sold our (i) 2.900% senior notes due 2030 in the principal amount of $600 million (the “2030 Notes”) and (ii) 3.900% senior notes due 2050 in the principal amount of $400 million (the “2050 Notes” and, together with the “2030 Notes,” the “Notes”).  We recorded the aggregate discount of approximately $7 million at which the Notes were issued and capitalized debt issuance costs of approximately $9 million associated with the Notes.

During the three months ended June 30, 2020, we applied the net proceeds from the sale of the Notes to pay in full the outstanding balance of $394 million under the Revolving Credit Facility and to set aside funds to repay our 4.625% senior notes due November 1, 2020 (the “2020 Notes”).  On June 8, 2020, we issued a notice for the redemption in full of all $400 million principal amount of the 2020 Notes.  The 2020 Notes were redeemed on July 9, 2020 for a total redemption price of $409 million, including accrued interest and a “make-whole” premium as set forth in the indenture.

The Company’s long-term debt as of June 30, 2020, includes the term loan credit agreement due April 12, 2021, as the Company has the ability and intent to refinance it on a long-term basis using our Revolving Credit Facility or other means prior to the maturity date

As of June 30, 2020, in addition to the approximately $1.0 billion of borrowings availability under the Revolving Credit Facility, we have approximately $660 million of unused operating lines of credit in the various foreign countries in which we operate. We are required under our credit facilities not to exceed a maximum leverage ratio and to maintain a minimum interest coverage ratio. As of June 30, 2020, we were in compliance with both of these financial covenants.

The weighted average interest rate on our total indebtedness was approximately 3.4 percent for the six months ended June 30, 2020, compared to 4.5 percent for the six months ended June 30, 2019.

On May 20, 2020, our Board of Directors declared a quarterly cash dividend of $0.63 per share of common stock. This dividend was paid on July 27, 2020, to stockholders of record at the close of business on July 1, 2020.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes or foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $311 million of the total $1,047 million of cash and cash equivalents and short-term investments at June 30, 2020 was held by our operations outside of the U.S.

We expect that available cash balances and borrowings expected to be available under the Revolving Credit Facility, together with cash generated from operations and our access to debt markets, will be sufficient to meet our operating and other cash needs for at least the next twelve months.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). As of June 30, 2020, our Accumulated other comprehensive loss account (“AOCI”) included $36 million of net losses (net of income tax benefit of $13 million) related to these derivative instruments. It is anticipated that $36 million of net losses (net of income tax benefit of $13 million) will be reclassified into earnings during the next 12 months. We expect the net losses to be offset by lower underlying commodities costs.

Foreign-Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign-currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency of the operating unit are revalued into U.S. dollars. We primarily use derivative financial instruments such as foreign-currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. We enter into foreign-currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by Accounting Standards Codification 815, Derivatives and Hedging. As of June 30, 2020, we had foreign currency derivatives not designated as hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $590 million and $478 million, respectively.

As of June 30, 2020, we had foreign currency derivatives designated as cash flow hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $325 million and $460 million, respectively. The amount included in AOCI relating to these hedges at June 30, 2020, was an insignificant amount of net losses (net of an insignificant amount of taxes). It is anticipated that an insignificant amount of net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have outstanding T-Locks as of June 30, 2020.

As of June 30, 2020, AOCI included $4 million of net losses (net of an income tax benefit of $1 million) related to previously settled T-Locks. Once T-Locks are settled, deferred losses are amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that an insignificant amount of these net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

As of June 30, 2020, we did not have any interest rate swap agreements. As of December 31, 2019 we had an interest rate swap that effectively converted the interest rates on $200 million of our $400 million of 4.625% senior notes due November 1, 2020, to variable rates. This swap agreement called for us to receive interest at the fixed coupon rate of the notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR plus a spread. As of December 31, 2019, we designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for it as a fair value hedge. The fair value of the interest rate swap agreement as of December 31, 2019 was a $4 million gain, and is reflected in the Condensed Consolidated Balance Sheets within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding our significant accounting policies. There have been no other changes to our critical accounting policies and estimates during the three and six months ended June 30, 2020.

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

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31,  2019, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and in our subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 49 to 50 in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2019 to June 30, 2020. For additional information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hedging and Financial Risk” in this report.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are currently subject to claims and suits arising in the ordinary course of business, including labor matters, certain environmental proceedings, and other commercial claims.  We also routinely receive inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to compliance with laws and regulations relating to the environment, and at any given time, we have matters at various stages of resolution with the applicable governmental authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We do not believe that the results of currently known legal proceedings and inquires will be material to us. There can be no assurance, however, that such claims, suits or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our business, financial condition, or future results of operations.

ITEM 1A

RISK FACTORS

During the six months ended June 30, 2020, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factor disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. The risks discussed in those reports are not the only risks that could materially affect our business, financial condition, or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, or future results of operations.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
April 1 – April 30, 2020	—	—	—	5,855 shares
May 1 – May 31, 2020	—	—	—	5,855 shares
June 1 – June 30, 2020	—	—	—	5,855 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting us to purchase up to 5.0 million shares of our outstanding common stock from January 1, 2015, through December 31, 2019. On October 22, 2018, the Board of Directors authorized a new stock repurchase program permitting us to purchase up to an additional 8.0 million shares of our outstanding common stock from November 5, 2018, through December 31, 2023. As of June 30, 2020, we have 5.9 million shares available for repurchase under the stock repurchase programs.

ITEM 6

EXHIBITS

a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Number	Description of Exhibit
4.1†

Tenth Supplemental Indenture, dated as of May 13, 2020, between Ingredion Incorporated (the “Company”) and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee, including the form of 2.900% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on May 13, 2020) (Commission File No. 1-13397).

4.2†

Eleventh Supplemental Indenture, dated as of May 13, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as trustee, including the form of 3.900% Senior Note due 2050 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2020) (Commission File No. 1-13397).

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

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104†	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

_____________________________________

HIDDEN_ROW
†	Filed with this report.
††	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	August 5, 2020	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	August 5, 2020	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller