Form 10-Q
period 2020-09-30
Ingredion Inc
filed 2020-11-06
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2020
Common Stock, $.01 par value	66,990,288 shares

INGREDION INCORPORATED

FORM 10-Q

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$1,502	$1,574	$4,394	$4,660
Cost of sales	1,176	1,230	3,474	3,671
Gross profit	326	344	920	989

Operating expenses	155	153	456	457
Other expense (income), net	2	(2)	4	(3)
Restructuring/impairment charges	16	28	41	41

Operating income	153	165	419	494

Financing costs, net	22	24	59	62
Other, non-operating (income) expense, net	(2)	1	(3)	1

Income before income taxes	133	140	363	431
Provision for income taxes	40	38	125	120
Net income	93	102	238	311
Less: Net income attributable to non-controlling interests	1	3	5	7
Net income attributable to Ingredion	$92	$99	$233	$304

Weighted average common shares outstanding:
Basic	67.2	66.9	67.2	66.9
Diluted	67.6	67.4	67.6	67.4

Earnings per common share of Ingredion:
Basic	$1.37	$1.48	$3.47	$4.54
Diluted	$1.36	$1.47	$3.45	$4.51

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net income	$93	$102	$238	$311
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $4, $4, $12 and $4, respectively	12	(13)	(38)	(12)
Losses (gains) on cash flow hedges reclassified to earnings, net of income tax effect of $8, $ — , $14 and $1, respectively	23	(3)	42	2
Actuarial losses on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $ —	—	(1)	—	(2)
Currency translation adjustment	13	(45)	(105)	(48)
Comprehensive income	141	40	137	251
Less: Comprehensive income attributable to non-controlling interests	3	5	5	5
Comprehensive income attributable to Ingredion	$138	$35	$132	$246

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except share and per share amounts)	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$553	$264
Short-term investments	—	4
Accounts receivable, net	913	977
Inventories	908	861
Prepaid expenses	56	54
Total current assets	2,430	2,160

Property, plant and equipment, net of accumulated depreciation of $3,087 and $3,056, respectively	2,354	2,306
Goodwill	841	801
Other intangible assets, net of accumulated amortization of $220 and $197, respectively	479	437
Operating lease assets	161	151
Deferred income tax assets	23	13
Other assets	176	172
Total assets	$6,464	$6,040

Liabilities and equity
Current liabilities:
Short-term borrowings	$62	$82
Accounts payable and accrued liabilities	893	885
Total current liabilities	955	967

Non-current liabilities	211	220
Long-term debt	2,115	1,766
Non-current operating lease liabilities	123	120
Deferred income tax liabilities	189	195
Total liabilities	3,593	3,268

Share-based payments subject to redemption	32	31
Redeemable non-controlling interests	74	—

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,145	1,137
Less: Treasury stock (common stock: 10,822,592 and 10,993,388 shares at September 30, 2020 and December 31, 2019, respectively) at cost	(1,027)	(1,040)
Accumulated other comprehensive loss	(1,259)	(1,158)
Retained earnings	3,884	3,780
Total Ingredion stockholders’ equity	2,744	2,720
Non-redeemable non-controlling interests	21	21
Total equity	2,765	2,741
Total liabilities and equity	$6,464	$6,040

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31	$—
Net income attributable to Ingredion						233
Net income (loss) attributable to non-controlling interests							7		(2)
Dividends declared						(129)	(5)
Share-based compensation, net of issuance			8	13				1
Acquisition of redeemable non-controlling interests									74
Other comprehensive (loss) income					(101)		(2)		2
Balance, September 30, 2020	$—	$1	$1,145	$(1,027)	$(1,259)	$3,884	$21	$32	$74

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2018	$—	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37	$—
Net income attributable to Ingredion						304
Net income attributable to non-controlling interests							7
Dividends declared						(127)	(6)
Repurchases of common stock			32	31
Share-based compensation, net of issuance			9	16				(9)
Other comprehensive income (loss)					(60)		(2)
Balance, September 30, 2019	$—	$1	$1,137	$(1,044)	$(1,214)	$3,713	$19	$28	$—

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Cash provided by operating activities
Net income	$238	$311
Non-cash charges to net income:
Depreciation and amortization	158	158
Mechanical stores expense	39	42
Deferred income taxes	(1)	2
Charge for fair value markup of acquired inventory	3	—
Other	46	21
Changes in working capital:
Accounts receivable and prepaid expenses	36	(56)
Inventories	(10)	(71)
Accounts payable and accrued liabilities	54	76
Margin accounts	6	(4)
Other	(7)	11
Cash provided by operating activities	562	490

Cash used for investing activities
Capital expenditures and mechanical stores purchases, net of proceeds on disposals	(250)	(231)
Payments for acquisitions, net of cash acquired of $14 and $4, respectively	(208)	(42)
Investment in non-consolidated affiliates	(6)	(10)
Short-term investments	4	4
Other	—	1
Cash used for investing activities	(460)	(278)

Cash provided by (used for) financing activities
Proceeds from borrowings	1,527	839
Payments on debt	(1,186)	(858)
Payments for debt issuance costs	(9)	—
Repurchases of common stock, net	—	63
Issuances of common stock for share-based compensation, net of settlements	2	1
Dividends paid, including to non-controlling interests	(132)	(131)
Cash provided by (used for) financing activities	202	(86)

Effects of foreign exchange rate changes on cash	(15)	(10)

Increase in cash and cash equivalents	289	116

Cash and cash equivalents, beginning of period	264	327

Cash and cash equivalents, end of period	$553	$443

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

The unaudited Condensed Consolidated Financial Statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2019 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.

2.     Summary of Significant Accounting Standards and Policies

For detailed information about the Company’s significant accounting standards, see Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except for the matters discussed below, there have been no other material changes to the Company’s significant accounting policies for the nine months ended September 30, 2020.

Recently Adopted Accounting Standards

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350)

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill as this ASU eliminates Step 2 from the goodwill impairment test. Under this ASU, an entity will continue to perform its annual, or interim, goodwill impairment test to determine if the fair value of a reporting unit is greater than its carrying amount. An entity should then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value using the results of its Step 1 assessment, with the loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2017-04 at the beginning of its 2020 fiscal year, and this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. This ASU is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2016-13 at the beginning of its 2020 fiscal year, and this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

Significant Accounting Policies

Indefinite-lived intangible assets and goodwill: The Company has indefinite-lived intangible assets of $178 million at September 30, 2020 and December 31, 2019. Goodwill ($841 million and $801 million at September 30, 2020 and December 31, 2019, respectively) represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. The following table summarizes the Company’s indefinite-lived intangible assets at the dates presented:

(in millions)	Balance at September 30, 2020	Balance at December 31, 2019
Trademarks/tradenames (indefinite-lived)	$178	$178

The original carrying value of goodwill and accumulated impairment charges by reportable business segment at September 30, 2020 was as follows:

	North	South	Asia-
(in millions)	America	America	Pacific	EMEA	Total
Goodwill before impairment charges	$608	$54	$229	$65	$956
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at January 1, 2020	607	21	108	65	801
Acquisitions	—	—	48	—	48
Currency translation	—	(6)	(3)	1	(8)
Balance at September 30, 2020	$607	$15	$153	$66	$841

The Company assesses indefinite-lived intangible assets and goodwill for impairment annually (or more frequently if impairment indicators arise). The Company performs this annual impairment assessment as of July 1 each year. In testing indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value. After assessing the qualitative factors, if the Company determines that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, then it would not be required to compute the fair value of the indefinite-lived intangible asset. In the event the qualitative assessment leads the Company to conclude otherwise, then it would be required to determine the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with Accounting Standards Codification (“ASC”) subtopic 350-30. In performing the qualitative analysis, the Company considers various factors including net sales derived from these intangibles and certain market and industry conditions. Based on the results of its assessment, the Company concluded that as of July 1, 2020, there were no impairments in its indefinite-lived intangible assets.

In testing goodwill for impairment, the Company first assesses qualitative factors in determining whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if the Company determines that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the Company does not perform an impairment test. If the Company concludes otherwise, then it performs an impairment test as described in ASC subtopic 350-30. This test compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, an impairment is recorded. Based on the results of the annual assessment, the Company concluded that as of July 1, 2020, there were no impairments in its reporting units.

Net Sales Presentation Change

During the three months ended December 31, 2019, the Company changed its presentation of shipping and handling costs.  These expenses were previously included as a reduction to Net sales in the Condensed Consolidated Statements of Income.  The Company is now presenting these expenses within Cost of sales in the Condensed Consolidated Statements of Income.  The change in presentation was applied retrospectively to all periods presented in the Condensed Consolidated Statements of Income.  The change in presentation had no effect on Gross profit, Operating income, Net income, or Earnings per share.  The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows are not affected by this change in presentation.

The effect of the adjustment is as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Consolidated Statements of Income:
Net sales before shipping and handling costs	$1,574	$—	$4,660	$—
Less: shipping and handling costs	117	—	349	—
Net sales	1,457	1,574	4,311	4,660
Cost of sales	1,113	1,230	3,322	3,671
Gross profit	$344	$344	$989	$989

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Net sales to unaffiliated customers:
North America	$892	$984	$2,637	$2,912
South America	234	245	667	699
Asia-Pacific	196	205	585	611
EMEA	135	140	422	438
Total	$1,457	$1,574	$4,311	$4,660

3. Acquisitions

On July 1, 2020, the Company completed its acquisition of PureCircle Limited (“PureCircle”) through its wholly owned subsidiary Ingredion SRSS Holdings Limited (“Ingredion SRSS”), an unlisted United Kingdom private limited company. PureCircle is one of the leading producers and innovators of stevia sweeteners for global food and beverage industries. To complete the closing, the Company made a total cash payment of $208 million, net of $14 million of cash acquired, which it funded from cash on hand.  Upon the closing, PureCircle is wholly owned by Ingredion SRSS, which in turn is 75%-owned by Ingredion and 25%-owned by former PureCircle shareholders. PureCircle is consolidated by Ingredion for financial reporting purposes, with a corresponding redeemable non-controlling interest of $74 million recorded for the portion not owned by the Company. The results of PureCircle will be reported on a one-month lag within the Company’s consolidated financial statements during the integration process of the companies. The results of the acquired operations are included in the Company’s consolidated results from the acquisition date within the Asia-Pacific reportable segment. Pro-forma results of operations for the acquisition have not been presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The assets acquired and liabilities assumed in the transaction are generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill related to PureCircle is not tax-deductible due to the structure of the acquisition.

The following table summarizes the preliminary purchase price allocations for the PureCircle acquisition as of September 30, 2020:

Preliminary
(in millions)	PureCircle
Working capital (excluding cash)	$77
Property, plant and equipment	89
Other, net	4
Identifiable intangible assets	64
Goodwill	48
Total purchase price, net of cash	$282

All of the recorded assets and liabilities, including working capital, property, plant and equipment, goodwill, intangibles and taxes, are open to change as the Company is still in process of performing purchase accounting for PureCircle, pending receipt of certain information required to finalize the determination of fair value. The goodwill results from synergies and other operational benefits expected to be derived from the acquisition.

The identifiable intangible assets for the acquisition of PureCircle include items such as customer relationships, trade names, and proprietary technology. The fair values of these intangible assets were determined to be Level 3 under the fair value hierarchy. Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for fair value estimates to be made in situations in which there is little, if any, market activity for an asset or liability at the measurement date. For more information on the fair value hierarchy, see Note 6.

On March 1, 2019, the Company completed its acquisition of Western Polymer LLC (“Western Polymer”), a privately-held, U.S.-based company headquartered in Moses Lake, Washington, that produces native and modified potato starches for industrial and food applications for $42 million, net of cash acquired of $4 million. The acquisition expanded the Company's potato starch manufacturing capacity, enhanced its processing capabilities, and broadened its higher-value specialty ingredients business and customer base. The results of the acquired operation are included in the Company’s consolidated results from the acquisition date within the North America business segment.  During the three months ended March 31, 2020, the Company finalized the purchase price allocation for the Western Polymer acquisition. The finalization of goodwill and intangible assets did not have a significant impact on previously estimated amounts. The acquisition of Western Polymer added $13 million of goodwill and intangible assets and $29 million of net tangible assets as of the acquisition date. Pro-forma results of operations for the acquisition made in 2019 have not been presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

The Company incurred $5 million and $8 million of pre-tax acquisition and integration costs for the three and nine months ended September 30, 2020, respectively, associated with the PureCircle acquisition. The Company incurred an insignificant amount of pre-tax acquisition and integration costs for the three months ended September 30, 2019 and $2 million of pre-tax acquisition and integration costs for the nine months ended September 30, 2019 associated with the Western Polymer acquisition.

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

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of the transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. These amounts were not significant as of September 30, 2020 or December 31, 2019. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied; therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

Shipping and handling activities related to contracts with customers represent fulfillment costs and are recorded in Cost of sales. Taxes assessed by governmental authorities and collected from customers are accounted for on a net basis and excluded from revenues.  The Company applies a practical expedient to expense costs to obtain a contract as incurred as most contracts are one year or less. These costs primarily include the Company’s internal sales force compensation. Under the terms of these programs, such costs are generally earned and the costs are recognized at the time the revenue is recognized.

From time to time, the Company may enter into long-term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in Other assets or Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were no significant contract assets or liabilities as of September 30, 2020 or December 31, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net sales to unaffiliated customers:
North America	$928	$984	$2,739	$2,912
South America	224	245	643	699
Asia-Pacific	207	205	583	611
EMEA	143	140	429	438
Total net sales	$1,502	$1,574	$4,394	$4,660

5. Restructuring and Impairment Charges

For the three and nine months ended September 30, 2020, the Company recorded a total of $16 million and $41 million of pre-tax restructuring and impairment charges, respectively. For the three and nine months ended September 30, 2020, the Company recorded $2 million and $17 million of pre-tax restructuring charges for its Cost Smart cost of sales program, respectively. During the three months ended September 30, 2020, the Company recorded $1 million of other restructuring costs in relation to the closure of the Lane Cove, Australia production facility and $1 million of other costs related to the closure of the Stockton, California production facility. During the nine months ended September 30, 2020, the Company recorded $10 million of restructuring charges in relation to the closure of the Lane Cove, Australia production facility, $6 million related to the closure of the Stockton, California production facility and $1 million of other restructuring costs. The Lane Cove, Australia restructuring costs consist of $6 million of asset write-offs, $3 million of other costs, and $1 million of accelerated depreciation. The Stockton, California restructuring costs consist of $4 million of accelerated depreciation, $1 million of employee-related severance, and $1 million of other costs. The Company expects to incur $1 million to $2 million of additional restructuring costs during the remainder of 2020 related to the Lane Cove production facility closure.

Additionally, the Company recorded pre-tax restructuring charges of $4 million and $14 million during the three and nine months ended September 30, 2020, respectively, for its Cost Smart selling, general and administrative expense (“SG&A”) program. During the three months ended September 30, 2020, the Company recorded $4 million of pre-tax restructuring charges, consisting primarily of other costs, including professional services, in North America. During the nine months ended September 30, 2020, the Company recorded pre-tax restructuring costs of $14 million primarily in

North America, consisting of $12 million of other costs, including professional services, and $2 million of employee-related severance.

Finally, the Company recognized an other-than-temporary impairment of $10 million on its equity method investment in Verdient Foods Inc. during the three months ended September 30, 2020. The other-than-temporary impairment was triggered by the decrease in the fair value of its investment as determined by the agreed upon price for Ingredion to acquire the remaining 80% interest in Verdient Foods Inc. This agreement is more fully described in Note 14, Subsequent Event.

For the three and nine months ended September 30, 2019, the Company recorded $28 million and $41 million of pre-tax restructuring charges, respectively.  For the three and nine months ended September 30, 2019, the Company recorded $14 million and $23 million, respectively, of other costs, including professional services, and employee-related severance in the North America and South America segments as part of its Cost Smart SG&A program. This included $1 million and $2 million of other costs associated with the Finance Transformation initiative in Latin America for the three and nine months ended September 30, 2019, respectively. Additionally, for the three and nine months ended September 30, 2019, the Company recorded $14 million and $18 million, respectively, of other costs, including professional services, as part of the Cost Smart cost of sales program, including $2 million in relation to the prior year cessation of wet-milling at the Stockton, California plant.

A summary of the Company’s employee-related severance accrual as of September 30, 2020 is as follows (in millions):

Balance in severance accrual as of December 31, 2019	$15
Cost Smart cost of sales and SG&A	3
Payments made to terminated employees	(11)
Foreign exchange translation	(1)
Balance in severance accrual as of September 30, 2020	$6

Of the $6 million severance accrual as of September 30, 2020, $5 million is expected to be paid in the next 12 months.

As of September 30, 2020, the Company identified certain assets within the Stockton, California and Lane Cove, Australia locations that met the held for sale criteria. The Company expects to sell these assets at a fair value equal to or greater than the carrying value as of September 30, 2020, and did not record a gain or loss associated with the reclassification of these assets to held for sale for the nine months ended September 30, 2020. The assets classified as held for sale are reflected in the Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2020	December 31, 2019
Other assets	$8	$—

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

As of September 30, 2020, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 64 million bushels of corn. The Company had outstanding swap and option contracts that hedged the forecasted purchase of approximately 29 million mmbtu’s of natural gas at September 30, 2020.

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

The Company hedges certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $648 million and $621 million as of September 30, 2020 and December 31, 2019, respectively. The Company also hedges certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $457 million and $356 million as of September 30, 2020 and December 31, 2019, respectively.

The Company hedges certain assets using foreign currency cash flow hedging instruments, which had a notional value of $495 million and $374 million as of September 30, 2020 and December 31, 2019, respectively. The Company also hedges certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $619 million and $541 million as of September 30, 2020 and December 31, 2019, respectively.

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

The Company periodically enters into interest rate swaps to hedge its exposure to interest rate changes. The changes in fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gains or losses (the changes in fair value) of the hedged debt instruments that are attributable to changes in interest rates (the hedged risk), which are also recognized in earnings. As of September 30, 2020, the Company did not have any outstanding interest rate swaps. As of December 31, 2019, the Company had an outstanding interest rate swap agreement that converted the interest rates on $200 million of its $400 million 4.625% senior notes due November 1, 2020, to variable rates. The Company redeemed these notes in July 2020 and settled the outstanding interest rate swap.

The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company did not have outstanding T-locks as of September 30, 2020 or December 31, 2019. T-locks outstanding as of March 31, 2020 were settled the three months ended June 30, 2020. The corresponding realized loss was recorded in AOCI and will be amortized to earnings over the life of the senior notes sold.

The derivative instruments designated as cash flow hedges included in AOCI as of September 30, 2020 and December 31, 2019 are reflected below:

Derivatives in Cash Flow Hedging Relationships	Gains (Losses) included in AOCI
(in millions)	September 30, 2020	December 31, 2019
Commodity contracts, net of income tax effect of $ — and $5, respectively	$2	$(11)
Foreign currency contracts, net of income tax effect of $1 and $1, respectively	(3)	3
Interest rate contracts, net of income tax effect of $1 and $ — , respectively	(4)	(1)
Total	$(5)	$(9)

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of September 30, 2020
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$18	$—	$—	$18	$—	$7	$—	$7
Other assets	4	—	—	4	—	3	—	3
Assets	22	—	—	22	—	10	—	10
Accounts payable and accrued liabilities	6	1	—	7	1	23	—	24
Non-current liabilities	1	3	—	4	—	2	—	2
Liabilities	7	4	—	11	1	25	—	26
Net (Liabilities)/Assets	$15	$(4)	$—	$11	$(1)	$(15)	$—	$(16)

	Fair Value of Hedging Instruments as of December 31, 2019
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$5	$7	$—	$12	$2	$4	$—	$6
Other assets	1	3	1	5	—	1	—	1
Assets	6	10	1	17	2	5	—	7
Accounts payable and accrued liabilities	13	4	—	17	1	8	—	9
Non-current liabilities	4	4	—	8	—	2	—	2
Liabilities	17	8	—	25	1	10	—	11
Net (Liabilities)/Assets	$(11)	$2	$1	$(8)	$1	$(5)	$—	$(4)

Additional information pertaining to the Company’s fair value hedges is presented below:

Line item in the statement of financial position in which the hedged item is included (in millions)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
Balance sheet date as of	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest Rate Contracts:
Long-Term Debt	$—	$(201)	$—	$(1)

Additional information relating to the Company’s derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in OCI on Derivatives		Income	Gains (Losses) Reclassified from AOCI into Income
Hedging Relationships	Three Months Ended September 30,		Statement	Three Months Ended September 30,
(in millions)	2020	2019	Location	2020	2019
Commodity contracts	$21	$(20)	Cost of sales	$(30)	$2
Foreign currency contracts	(5)	3	Net sales/Cost of sales	(1)	1
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$16	$(17)		$(31)	$3

Derivatives in Cash-Flow	Gains (Losses) Recognized in OCI on Derivatives		Income	Gains (Losses) Reclassified from AOCI into Income
Hedging Relationships	Nine Months Ended September 30,		Statement	Nine Months Ended September 30,
(in millions, pre-tax)	2020	2019	Location	2020	2019
Commodity contracts	$(36)	$(20)	Cost of sales	$(54)	$(1)
Foreign currency contracts	(9)	4	Net sales/Cost of sales	(1)	(1)
Interest rate contracts	(5)	—	Financing costs, net	(1)	(1)
Total	$(50)	$(16)		$(56)	$(3)

Derivatives in Fair Value Hedging	Income Statement Location of	Gains (Losses) Recognized in Income		Income Statement	Gains (Losses) Recognized in Income
Relationships	Derivatives Designated as	Three Months Ended September 30,		Location	Three Months Ended September 30,
(in millions)	Hedging Instruments	2020	2019	of Hedged Items	2020	2019
Interest rate contracts	Financing costs, net	$—	$—	Financing costs, net	$—	$—

Derivatives in Fair Value	Income Statement Location of	Gains (Losses) Recognized in Income		Income Statement	Gains (Losses) Recognized in Income
Hedging Relationships	Derivatives Designated as	Nine Months Ended September 30,		Location	Nine Months Ended September 30,
(in millions)	Hedging Instruments	2020	2019	of Hedged Items	2020	2019
Interest rate contracts	Financing costs, net	$(1)	$3	Financing costs, net	$1	$(3)

As of September 30, 2020, AOCI included $3 million of net losses (net of income taxes of $1 million) on settled commodities-related derivatives instruments, T-Locks, and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

Fair Value Measurements: Presented below are the fair values of the Company’s financial instruments and derivatives as of the dates presented:

	As of September 30, 2020				As of December 31, 2019
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$10	$10	$—	$—	$13	$13	$—	$—
Derivative assets	32	15	17	—	24	7	17	—
Derivative liabilities	37	5	32	—	36	5	31	—
Long-term debt	2,106	—	2,106	—	1,751	—	1,751	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
(b)	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.
(c)	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options, and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of September 30, 2020, the carrying value and fair value of the Company’s Long-term debt was $2.1 billion.

7. Debt

As of September 30, 2020 and December 31, 2019, the Company’s total debt consisted of the following:

	As of	As of
(in millions)	September 30, 2020	December 31, 2019
2.900% senior notes due June 1, 2030	$594	$—
3.200% senior notes due October 1, 2026	497	497
3.900% senior notes due June 1, 2050	390	—
6.625% senior notes due April 15, 2037	253	253
4.625% senior notes due November 1, 2020	—	400
5.62% senior notes due March 25, 2020	—	200
Term loan credit agreement due April 12, 2021	380	405
Revolving credit facility	—	10
Other long-term borrowings	1	—
Fair value adjustment related to hedged fixed rate debt instruments	—	1
Long-term debt	2,115	1,766
Short-term borrowings	62	82
Total debt	$2,177	$1,848

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

During the three months ended June 30, 2020, the Company applied the net proceeds from the sale of the Notes to pay in full the outstanding balance of $394 million under the Revolving Credit Facility and set aside funds to repay its 4.625% senior notes due November 1, 2020 (the “November 2020 Notes”).  On June 8, 2020, the Company issued a notice for the redemption in full of all $400 million principal amount of the November 2020 Notes.  The November 2020 Notes were redeemed on July 9, 2020 for a total redemption price of $409 million, including $4 million of accrued interest and a  $5 million “make-whole” premium as set forth in the indenture.

The Company’s long-term debt as of September 30, 2020 includes the term loan credit agreement due April 12, 2021, as the Company has the ability and intent to refinance it on a long-term basis using the Revolving Credit Facility or other means prior to the maturity date.

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
Lease Cost	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating lease cost	$14	$13	$40	$40
Variable operating lease cost	8	6	23	18
Short term lease cost	1	1	3	2
Lease cost	$23	$20	$66	$60

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented on the Condensed Consolidated Balance Sheet as of September 30, 2020.

Operating Leases	As of
(in millions)	September 30, 2020
2020 (Excluding the nine months ended September 30, 2020)	$14
2021	49
2022	40
2023	31
2024	21
Thereafter	37
Total future lease payments	192
Less imputed interest	23
Present value of future lease payments	169
Less current lease liabilities	46
Non-current operating lease liabilities	$123
Operating lease assets	$161

Additional information related to the Company’s operating leases is listed below.

	Three Months Ended		Nine Months Ended
Other Information	September 30,		September 30,
($ in millions)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$12	$40	$41
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$24	$11	$45	$178
			As of	As of
			September 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases			5.0 years	5.5 years
Weighted average discount rate:
Operating leases			5.1%	5.7%

9. Taxes

The Company’s effective tax rate for the three months ended September 30, 2020 increased to 30.1 percent from 27.1 percent during the three months ended September 30, 2019. The increase in the effective income tax rate was driven by one-time items in the quarter over quarter results, a change in the mix of earnings including the consolidation of PureCircle and a valuation allowance on U.S. foreign tax credits. These items were partially offset by a reduction in the Company’s U.S. global intangible low-taxed income (“GILTI”) based on the newly issued final U.S. Treasury regulations relating thereto, an increase in the valuation of the Mexican peso against the U.S. dollar and utilization of net operating losses for which a benefit had not been previously recognized compared to a valuation allowance recorded for the three months ended September 30, 2019.

The effective tax rate for the nine months ended September 30, 2020 was 34.4 percent compared to 27.8 percent during the nine months ended September 30, 2019. The increase in the effective tax rate was driven by a decrease in the valuation of the Mexican peso against the U.S. dollar, one-time items in the quarter over quarter results, a change in the mix of earnings including the consolidation of PureCircle and a valuation allowance on U.S. foreign tax credits. These items were partially offset by a reduction in the Company’s GILTI based on the newly issued final U.S. Treasury regulations relating thereto and utilization of net operating losses for which a benefit had not previously been recognized compared to a valuation allowance recorded for the three months ended September 30, 2019.

10. Net Periodic Pension and Postretirement Benefit Costs

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$2	$2	$1	$—	$4	$4	$3	$2
Interest cost	2	4	2	3	8	11	8	8
Expected return on plan assets	(5)	(5)	(2)	(2)	(16)	(14)	(6)	(6)
Amortization of actuarial loss	—	—	1	—	—	—	2	1
Net periodic benefit cost (a)	$(1)	$1	$2	$1	$(4)	$1	$7	$5

The Company currently anticipates that it will make approximately $4 million in cash contributions to its pension plans in 2020, consisting of contributions of $3 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the nine months ended September 30, 2020, cash contributions of approximately $2 million were made to the non-U.S. plans and $1 million to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	—	1	2	2
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit cost (a)	$—	$1	$1	$1
(a)	The service cost component of net periodic benefit cost is presented within either cost of sales or operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of prior service credit, and amortization of actuarial loss components of net periodic benefit cost are presented as other, non-operating income on the Condensed Consolidated Statements of Income.

11. Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	September 30, 2020	December 31, 2019
Finished and in process	$593	$565
Raw materials	221	237
Manufacturing supplies and other	94	59
Total inventories	$908	$861

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

On November 5, 2018, the Company entered into a Variable Timing Accelerated Share Repurchase (“ASR”) program with JPMorgan (“JPM”).  Under the ASR program, the Company paid $455 million on November 5, 2018, and acquired 4 million shares of its common stock having an approximate value of $423 million on that date.  On February 5, 2019, the Company and JPM settled the difference between the initial price and average daily volume weighted average price (“VWAP”) less the agreed upon discount during the term of the ASR agreement.  The final VWAP was $98.04 per share, which was less than originally paid.  The Company settled the difference in cash, resulting in JPM returning $63 million of the upfront payment to the Company on February 6, 2019, and lowering the total cost of repurchasing the 4 million shares of common stock to $392 million.  The Company adjusted Additional paid-in capital and Treasury stock by $32 million and $31 million, respectively, during the nine months ended September 30, 2019 for this inflow of cash. In the three and nine months ended September 30, 2020, the Company did not repurchase shares of common stock.

Share-based payments: The following table summarizes the components of the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Stock options:
Pre-tax compensation expense	$1	$—	$3	$2
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	1	—	3	2

Restricted stock units ("RSUs"):
Pre-tax compensation expense	3	2	9	7
Income tax benefit	—	—	(1)	(1)
RSUs, net of income taxes	3	2	8	6

Performance shares and other share-based awards:
Pre-tax compensation expense	2	2	6	5
Income tax benefit	(1)	—	(1)	—
Performance shares and other share-based compensation expense, net of income taxes	1	2	5	5

Total share-based compensation:
Pre-tax compensation expense	6	4	18	14
Income tax benefit	(1)	—	(2)	(1)
Total share-based compensation expense, net of income taxes	$5	$4	$16	$13

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

The Company granted non-qualified options to purchase 336 thousand shares and 247 thousand shares for the nine months ended September 30, 2020 and 2019, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions at the date of grant:

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

Stock option activity for the nine months ended September 30, 2020 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	2,055	$84.36	5.30	$34
Granted	336	88.35
Exercised	(93)	45.12
Cancelled	(19)	85.75
Outstanding as of September 30, 2020	2,279	$86.55	5.37	$12
Exercisable as of September 30, 2020	1,740	$84.09	4.33	$12

For the nine months ended September 30, 2020, cash received from the exercise of stock options was $5 million. As of September 30, 2020, the unrecognized compensation cost related to non-vested stock options totaled $3 million, which is expected to be amortized over the weighted-average period of approximately 1.5 years.

Additional information pertaining to stock option activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share)	2020	2019	2020	2019
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$11.48	$14.02
Total intrinsic value of stock options exercised	$—	$1	$4	$7

Restricted Stock Units: The Company has granted restricted stock units (“RSUs”) to certain key employees. The RSUs are subject to cliff vesting, generally after three years, provided the employee remains in the service of the Company. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement-eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting period of the RSUs within the amount of compensation costs recognized in each period. The fair value of the RSUs is determined based upon the number of shares granted and the market price of the Company’s common stock on the date of the grant.

The following table summarizes RSU activity for the nine months ended September 30, 2020:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2019	339	$108.02
Granted	178	88.10
Vested	(92)	117.18
Cancelled	(14)	102.71
Non-vested as of September 30, 2020	411	$97.52

As of September 30, 2020, the total remaining unrecognized compensation cost related to RSUs was $18 million, which will be amortized over a weighted average period of approximately 1.8 years.

Performance Shares: The Company has a long-term incentive plan for senior management in the form of performance shares. Historically these performance shares vested based solely on the Company’s total shareholder return as compared to the total shareholder return of its peer group over the three-year vesting period. Beginning with the 2019 performance share grants, the vesting of the performance shares is based on two performance metrics. Fifty percent of the performance shares awarded will vest based on the Company’s total shareholder return as compared to the total shareholder return of its peer group, and the remaining fifty percent will vest based on the calculation of the Company’s three-year average Return on Invested Capital (“ROIC”) against an established ROIC target.

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

For the nine months ended September 30, 2020, the Company awarded 81 thousand performance shares at a weighted average fair value of $94.48 per share.

As of September 30, 2020, the unrecognized compensation cost related to these awards was $6 million, which will be amortized over the remaining requisite service period of 1.9 years.

The 2017 performance share awards vested during the nine months ended September 30, 2020, achieving a zero percent payout of the granted performance shares.  Additionally, there were 3 thousand performance share cancellations during the nine months ended September 30, 2020.

Accumulated Other Comprehensive Loss: The following is a summary of net changes in Accumulated other comprehensive loss by component and net of tax for the nine months ended September 30, 2020 and 2019:

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(1,089)	$(9)	$(60)	$(1,158)
Other comprehensive (loss) before reclassification adjustments	(105)	(50)	—	(155)
Loss reclassified from accumulated OCI	—	56	—	56
Tax (provision)	—	(2)	—	(2)
Net other comprehensive (loss) income	(105)	4	—	(101)
Balance, September 30, 2020	$(1,194)	$(5)	$(60)	$(1,259)

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(1,080)	$(5)	$(69)	$(1,154)
Other comprehensive (loss) before reclassification adjustments	(48)	(16)	(2)	(66)
Loss reclassified from accumulated OCI	—	3	—	3
Tax benefit	—	3	—	3
Net other comprehensive loss	(48)	(10)	(2)	(60)
Balance, September 30, 2019	$(1,128)	$(15)	$(71)	$(1,214)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity provide the dividends per share for common stock for the periods presented:

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31	$—
Net income attributable to Ingredion						75
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.63/share)						(42)
Share-based compensation, net of issuance			5	12				(8)
Other comprehensive loss					(164)		(3)
Balance, March 31, 2020	$—	$1	$1,142	$(1,028)	$(1,322)	$3,813	$21	$23	$—
Net income attributable to Ingredion						66
Net income attributable to non-controlling interests							1
Dividends declared, common stock ($0.63/share)						(43)
Dividends declared, non-controlling interests							(3)
Share-based compensation, net of issuance			1	1				4
Other comprehensive income					15		1
Balance, June 30, 2020	$—	$1	$1,143	$(1,027)	$(1,307)	$3,836	$20	$27	$—
Net income attributable to Ingredion						92
Net income attributable to non-controlling interests							3		(2)
Dividends declared, common stock ($0.64/share)						(44)
Dividends declared, non-controlling interests							(2)
Acquisition of redeemable non-controlling interests									74
Share-based compensation, net of issuance			2					5
Other comprehensive (loss) income					48				2
Balance, September 30, 2020	$—	$1	$1,145	$(1,027)	$(1,259)	$3,884	$21	$32	$74

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2018	$—	$1	$1,096	$(1,091)	$(1,154)	$3,536	$20	$37	$—
Net income attributable to Ingredion						100
Net income attributable to non-controlling interests							2
Dividends declared, common stock ($0.625/share)						(42)
Repurchases of common stock			32	31
Share-based compensation, net of issuance			9	10				(16)
Other comprehensive loss					(6)
Balance, March 31, 2019	$—	$1	$1,137	$(1,050)	$(1,160)	$3,594	$22	$21	$—
Net income attributable to Ingredion						105
Net income attributable to non-controlling interests							2
Dividends declared, common stock ($0.625/share)						(43)
Dividends declared, non-controlling interests							(4)
Share-based compensation, net of issuance			1	3				4
Other comprehensive income (loss)					8		(4)
Balance, June 30, 2019	$—	$1	$1,138	$(1,047)	$(1,152)	$3,656	$16	$25	$—
Net income attributable to Ingredion						99
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.63/share)						(42)
Dividends declared, non-controlling interests							(2)
Repurchases of common stock
Share-based compensation, net of issuance			(1)	3				3
Other comprehensive (loss) income					(62)		2
Balance, September 30, 2019	$—	$1	$1,137	$(1,044)	$(1,214)	$3,713	$19	$28	$—

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$92	67.2	$1.37	$99	66.9	$1.48

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.4			0.5
Diluted EPS	$92	67.6	$1.36	$99	67.4	$1.47

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$233	67.2	$3.47	$304	66.9	$4.54

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.4			0.5
Diluted EPS	$233	67.6	$3.45	$304	67.4	$4.51

For the three and nine months ended September 30, 2020 approximately 1.7 million and 1.4 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2019 approximately 1.4 million and 1.1 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

13. Segment Information

The Company is principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and is managed geographically on a regional basis. The Company’s operations are classified into four reportable business segments: North America, South America, Asia-Pacific, and EMEA.  Its North America segment includes businesses in the U.S., Mexico, and Canada. The Company’s South America segment includes businesses in Brazil, Colombia, Ecuador, and the Southern Cone of South America, which includes Argentina, Peru, Chile, and Uruguay. Its Asia-Pacific segment includes businesses in South Korea, Thailand, China, Australia, Japan, Indonesia, Singapore, the Philippines, India, Malaysia, New Zealand, and Vietnam. The Company’s EMEA segment includes businesses in Pakistan, Germany, the United Kingdom, South Africa, and Kenya. The Company has aggregated the PureCircle operating segment into the Asia-Pacific reportable segment. Net sales by product are not presented because to do so would be impracticable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net sales to unaffiliated customers:
North America	$928	$984	$2,739	$2,912
South America	224	245	643	699
Asia-Pacific	207	205	583	611
EMEA	143	140	429	438
Total net sales	$1,502	$1,574	$4,394	$4,660

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating income:
North America	$132	$145	$358	$409
South America	29	27	68	61
Asia-Pacific	18	22	60	65
EMEA	25	24	73	71
Corporate	(25)	(25)	(86)	(69)
Subtotal	179	193	473	537
Restructuring/impairment charges	(16)	(28)	(41)	(41)
Acquisition/integration costs	(5)	—	(8)	(2)
Charge for fair value markup of acquired inventory	(3)	—	(3)	—
North America storm damage	(2)	—	(2)	—
Total operating income	$153	$165	$419	$494

	As of	As of
(in millions)	September 30, 2020	December 31, 2019
Assets:
North America (a)	$4,072	$3,924
South America	676	774
Asia-Pacific	1,193	843
EMEA	523	499
Total assets	$6,464	$6,040
(a)	For purposes of presentation, North America includes Corporate assets.

14. Subsequent Event

In 2018, the Company entered into an equity method investment with Verdient Foods, Inc. (“Verdient”) by acquiring 20% of its outstanding shares. Verdient is a Canada-based producer of pulse-based protein concentrates and flours from peas, lentils and fava beans for human food applications. On November 3, 2020, the Company acquired the remaining 80% of the outstanding shares of Verdient not owned by the Company. To complete the closing, the Company made a total cash payment of CAD $33 million, which it funded from cash on hand.

As a result of the agreed upon price to acquire the remaining shares of Verdient, the Company recognized an other-than-temporary impairment of $10 million on its previously held 20% interest, which is included in Restructuring/impairment charges in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” the “Company” and “Ingredion” mean Ingredion Incorporated and its consolidated subsidiaries.

Overview

We are a major supplier of high-quality food and industrial ingredient solutions to customers around the world. As of September 30, 2020, we have 46 manufacturing plants located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our ingredients are used by customers in the food, beverage, brewing, and animal nutrition industries, among others.

Our strategic growth roadmap is based on five growth platforms and is designed to deliver shareholder value by accelerating customer co-creation and enabling consumer-preferred innovation. Our first platform is starch-based texturizers, the second platform is clean and simple ingredients, the third platform is plant-based proteins, the fourth platform is sugar reduction and specialty sweeteners, and finally, our fifth platform is value-added food systems.

For the three and nine months ended September 30, 2020, operating income, net income and diluted earnings per share decreased from the comparable 2019 period. The decreases for the respective periods were attributable primarily to reductions in volumes driven by government mandated shutdowns associated with coronavirus 19 (“COVID-19”), particularly in the Americas, increased restructuring/impairment costs primarily associated with our Cost Smart program, and the results of the acquired operations of PureCircle.

COVID-19:  Our operations in recent periods have been adversely affected by impacts of COVID-19. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Our global operations expose us to risks associated with public health crises, including pandemics such as COVID-19.  Foreign governmental organizations and governmental organizations at the national, state and local levels in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations.  As a manufacturer of food ingredients, our operations are considered “essential” under most current COVID-19 government regulations, and our facilities are operating globally. We did not experience any material supply chain interruptions during the three months ended September 30, 2020, and were able to continue to operate and ship products from our global network of plants.  We place top priority on our employees’ health and safety and continue to follow the advice and the guidelines of public health authorities for physical distancing and to make available personal protective equipment and sanitization supplies.

The Company anticipates continued impacts from COVID-19 on net sales volume across our operating segments in the fourth quarter, with recovery in net sales generally correlated with increased consumer activity. With pandemic case rates rising and falling across many geographies, we expect away-from-home consumption to continue to fluctuate, suppressing volume demand for ingredients that are formulated in food and beverages consumed away-from-home. We anticipate modestly higher demand for food consumed in home, increasing volumes for ingredients that are part of the recipes for these meals.

Restructuring and Impairment Costs:  For the three and nine months ended September 30, 2020, we recorded a total of $16 million and $41 million of pre-tax restructuring and impairment charges, respectively. For the three and nine months ended September 30, 2020, we recorded $2 million and $17 million, respectively, of pre-tax restructuring charges for our Cost Smart cost of sales program. During the three months ended September 30, 2020, we recorded $1 million of other restructuring costs in relation to the closure of the Lane Cove, Australia production facility and $1 million of other costs related to the closure of the Stockton, California production facility. During the nine months ended September 30, 2020, we recorded $10 million of restructuring charges in relation to the closure of the Lane Cove, Australia production facility, $6 million related to the closure of the Stockton, California production facility and $1 million of other restructuring costs. The Lane Cove, Australia restructuring costs consist of $6 million of asset write-offs, $3 million of other costs, and $1 million of accelerated depreciation. The Stockton, California restructuring costs consist of $4 million of accelerated depreciation, $1 million of employee-related severance, and $1 million of other costs. We expect to incur $1 million of additional restructuring costs during the remainder of 2020 related to the Lane Cove production facility closure.

Additionally, we recorded pre-tax restructuring charges of $4 million and $14 million during the three and nine months ended September 30, 2020, respectively, for our Cost Smart selling, general and administrative expense (“SG&A”) program. During the three months ended September 30, 2020, we recorded $4 million of pre-tax restructuring charges, consisting primarily of other costs, including professional services, in North America. During the nine months ended September 30, 2020, we recorded pre-tax restructuring costs of $14 million primarily in North America, consisting of $12 million of other costs, including professional services, and $2 million of employee-related severance.

We also recognized an other-than-temporary impairment of $10 million on our equity method investment in Verdient Foods Inc. during the three months ended September 30, 2020. The other-than-temporary impairment was triggered by the decrease in the fair value of our investment, determined by the agreed upon price for our acquisition of the remaining 80% interest in Verdient Foods Inc.

Storm Damage Costs:  During the three and nine months ended September 30, 2020, we incurred storm damage to the Cedar Rapids, Iowa manufacturing facility. The facility was shut down for 10 days, and the storm related damage resulted in $2 million of charges during the three months ended September 30, 2020. We recorded the storm damage costs within Other expense (income), net on the Condensed Consolidated Statements of Income included in this report.

Liquidity and Capital Resources:  Our cash provided by operating activities increased to $562 million for the nine months ended September 30, 2020, from $490 million in the prior year, driven by our changes in working capital, partially offset by lower net income. Our cash provided by financing activities was $202 million during the nine months ended September 30, 2020, compared to cash used by financing activities of $86 million in the prior year.  This increase was mainly driven by higher net borrowings during the period, including our issuance and sale of $1.0 billion of senior notes. The impact of these factors was partially offset by payments on outstanding debt, including payment in full of $394 million of borrowings under our Revolving Credit Facility and early redemption of $400 million of our 4.625% senior notes due November 1, 2020.

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

We acquired PureCircle Limited (“PureCircle”) on July 1, 2020 and acquired Western Polymer LLC (“Western Polymer”) on March 1, 2019. The results of the acquired businesses are included in our consolidated financial results from the respective acquisition dates and affect the comparability of our results of operations discussed below.

For the Three Months Ended September 30, 2020

With Comparatives for the Three Months Ended September 30, 2019

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales	$1,502	$1,574	$(72)	(5)%
Cost of sales	1,176	1,230	54	4%
Gross profit	326	344	(18)	(5)%

Operating expenses	155	153	(2)	(1)%
Other expense (income), net	2	(2)	(4)	200%
Restructuring/impairment charges	16	28	12	43%

Operating income	153	165	(12)	(7)%

Financing costs, net	22	24	2	8%
Other, non-operating expense/(income), net	(2)	1	3	300%

Income before income taxes	133	140	(7)	(5)%
Provision for income taxes	40	38	(2)	(5)%
Net income	93	102	(9)	(9)%
Less: Net income attributable to non-controlling interests	1	3	2	67%
Net income attributable to Ingredion	$92	$99	$(7)	(7)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended September 30, 2020 decreased by 7 percent to $92 million from $99 million for the three months ended September 30, 2019.  The decrease in net income was largely attributable to lower sales volumes in North America, the other-than temporary impairment of our equity method investment in Verdient Foods Inc., and the inclusion of PureCircle’s results.  These were partly offset by reduced restructuring costs compared to the prior comparable period.

Net sales. Net sales were down $72 million or 5% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was driven by foreign exchange impacts in South America and sales volumes declines in North America.

Cost of sales. Cost of sales for the three months ended September 30, 2020 declined by $54 million or 4% compared to the three months ended September 30, 2019. Our gross profit margin remained flat at  22 percent for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Operating expenses. Our operating expenses increased 1 percent to $155 million for the three months ended September 30, 2020 as compared to $153 million for the three months ended September 30, 2019. The increase was primarily driven by transaction costs associated with our acquisition and integration of PureCircle, which were partly offset by reduced travel costs and Cost Smart program savings.  Operating expenses, as a percentage of net sales, was 10 percent for the three months ended September 30, 2020 and the three months ended September 30, 2019.

Financing costs, net. Financing costs for the three months ended September 30, 2020 decreased to $22 million from $24 million for the three months ended September 30, 2019.  The decrease was driven by lower net interest costs on long-term debt.

Provision for income taxes. Our effective tax rate for the three months ended September 30, 2020 was 30.1 percent compared to 27.1 percent for the three months ended September 30, 2019. The increase in the effective income tax rate was driven by one-time items in the quarter over quarter results, a change in the mix of earnings including the consolidation of PureCircle, and a valuation allowance on U.S. foreign tax credits. These items were partially offset by a reduction in the Company’s U.S. global intangible low-taxed income (“GILTI”) based on newly issued final U.S. Treasury regulations relating thereto, an increase in the valuation of the Mexican peso against the U.S. dollar and utilization of net operating losses for which a benefit had not previously been recognized compared to a valuation allowance recorded in the 2019 period.

Segment Results

North America

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$928	$984	$(56)	(6)%
Operating income	132	145	(13)	(9)%

Net sales. Our decrease in net sales of 6 percent for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was driven by a 3 percent reduction in volume and 3 percent reduction in price mix.

Operating income. Our operating income decreased by $13 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was driven by lower volumes as COVID-19 continued to impact away-from-home consumption across the region, and by unfavorable mix in the U.S. and Canada.

South America

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$224	$245	$(21)	(9)%
Operating income	29	27	2	7%

Net sales. Our net sales decreased 9 percent for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to an 16 percent unfavorable foreign exchange impact and a 3 percent reduction in volume, partly offset by favorable price mix of 10 percent.

Operating income. Our increase in operating income of $2 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was driven by strong price mix, which was partially offset by unfavorable foreign currency impacts and lower sales volumes.

Asia-Pacific

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$207	$205	$2	1%
Operating income	18	22	(4)	(18)%

Net sales. Our net sales increased $2 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.  The increase was primarily due to the inclusion of PureCircle results in the 2020 period, the effect of which was partly offset by unfavorable price mix.

Operating income. Our operating income decreased by $4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was driven by the $5 million of operating losses of PureCircle recorded in the 2020 period.

EMEA

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$143	$140	$3	2%
Operating income	25	24	1	4%

Net sales. Our net sales increased by 2 percent for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily driven by favorable price mix and a 1 percent increase in volume.

Operating income. Our operating income increased $1 million for the three months ended September 30, 2020, as compared to the September 30, 2019. The increase was largely attributable to favorable price mix in Pakistan and lower operating expenses in Europe.

For the Nine Months Ended September 30, 2020

With Comparatives for the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales	$4,394	$4,660	$(266)	(6)%
Cost of sales	3,474	3,671	197	5%
Gross profit	920	989	(69)	(7)%

Operating expenses	456	457	1	—%
Other expense (income), net	4	(3)	(7)	(233)%
Restructuring/impairment charges	41	41	—	—%

Operating income	419	494	(75)	(15)%

Financing costs, net	59	62	3	5%
Other, non-operating expense/(income), net	(3)	1	4	400%

Income before income taxes	363	431	(68)	(16)%
Provision for income taxes	125	120	(5)	(4)%
Net income	238	311	(73)	(23)%
Less: Net income attributable to non-controlling interests	5	7	2	29%
Net income attributable to Ingredion	$233	$304	$(71)	(23)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the nine months ended September 30, 2020 decreased by 23 percent to $233 million from $304 million for the nine months ended September 30, 2019.  The decrease in net income was primarily due to decreases in volumes associated with the effects of COVID-19, unfavorable impacts of foreign exchange, the other-than temporary impairment of our equity method investment in Verdient Foods Inc., and the inclusion of the results of PureCircle. These were partly offset by reduced restructuring costs compared to the prior comparable period.

Net sales. Net sales decreased by 6 percent for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily driven by sales volumes declines in North America and foreign exchange impacts in South America.

Cost of sales. Cost of sales for the nine months ended September 30, 2020 decreased by 5 percent as compared to the nine months ended September 30, 2019. Our gross profit margin remained flat at 21 percent for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Operating expenses. Our operating expenses remained flat for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.  Operating expenses, as a percentage of net sales, were 10 percent for the nine months ended September 30, 2020 and the nine months ended September 30, 2019.

Financing costs, net. Financing costs for the nine months ended September 30, 2020 decreased to $59 million from $62 million for the nine months ended September 30, 2019 primarily due to lower interest costs associated with long-term debt, partially offset by foreign exchange impacts.

Provision for income taxes. Our effective tax rate for the nine months ended September 30, 2020 was 34.4 percent compared to 27.8 percent for the nine months ended September 30, 2019. The increase in the effective tax rate was driven by a decrease in the valuation of the Mexican peso against the U.S. dollar, one-time items in the quarter over quarter results, a change in the mix of earnings including the consolidation of PureCircle, and a valuation allowance on U.S. foreign tax credits.  These items were partially offset by a reduction in the Company’s GILTI based on newly issued final U.S. Treasury regulations relating thereto and utilization of net operating losses for which a benefit had not previously been recognized compared to a valuation allowance recorded in the 2019 period.

Segment Results

North America

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$2,739	$2,912	$(173)	(6)%
Operating income	358	409	(51)	(12)%

Net sales. Our decrease in net sales of 6 percent for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was driven by decreased volumes of 6 percent.

Operating income. Our operating income decreased by $51 million to $358 million for the nine months ended September 30, 2020 compared to $409 million for the nine months ended September 30, 2019. The decrease was driven by significantly lower away-from-home consumption across the region and the shutdown of brewery customers in Mexico in the second quarter.

South America

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$643	$699	$(56)	(8)%
Operating income	68	61	7	11%

Net sales. Our net sales decreased 8 percent for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to unfavorable foreign exchange impacts of 15 percent and a reduction in volume of 3 percent, partially offset by favorable price mix of 10 percent.

Operating income. Our increase in operating income of $7 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was due to strong price mix, partially offset by unfavorable foreign exchange impacts and lower sales volume.

Asia-Pacific

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$583	$611	$(28)	(5)%
Operating income	60	65	(5)	(8)%

Net sales. Our net sales decreased 5 percent for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease was primarily driven by unfavorable foreign exchange impacts and  volume and price mix impacts of 2 percent each, the effects of which were partially offset by a 1 percent increase due to the inclusion of PureCircle results in the 2020 period.

Operating income. Our operating income decreased by $5 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease was driven by the $5 million of operating of losses of PureCircle recorded in the 2020 period.

EMEA

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$429	$438	$(9)	(2)%
Operating income	73	71	2	3%

Net sales. Our net sales decreased 2 percent for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease was driven by unfavorable foreign exchange impacts of 4 percent, partially offset by favorable price mix of 2 percent.

Operating income. Our operating income increased $2 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.  The increase was largely attributable to Pakistan pricing actions and solid EMEA specialty sales volume, and lower operating expense in Europe, partially offset by the impacts of stay-at-home orders on Pakistan production and sales volume in the first half of the year, and by negative foreign currency impacts.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2020 was $562 million, as compared to $490 million for the nine months ended September 30, 2019. The increase in operating cash flow was primarily driven by our changes in working capital, partially offset by lower net income. Capital expenditures and mechanical stores purchases were $250 million for the nine months ended September 30, 2020.

As of September 30, 2020, our total debt consists of the following:

(in millions)
2.900% senior notes due June 1, 2030	$594
3.200% senior notes due October 1, 2026	497
3.900% senior notes due June 1, 2050	390
6.625% senior notes due April 15, 2037	253
Term loan credit agreement due April 12, 2021	380
Revolving credit facility	—
Other long-term borrowings	1
Fair value adjustment related to hedged fixed rate debt instruments	—
Long-term debt	2,115
Short-term borrowings	62
Total debt	$2,177

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

During the three months ended June 30, 2020, we applied the net proceeds from the sale of the Notes to pay in full the outstanding balance of $394 million under the Revolving Credit Facility and to set aside funds to repay our 4.625% senior notes due November 1, 2020 (the “2020 Notes”).  On June 8, 2020, we issued a notice for the redemption in full of the $400 million principal amount of the 2020 Notes.  The 2020 Notes were redeemed on July 9, 2020 for a total redemption price of $409 million, including $4 million of accrued interest and a $5 million “make-whole” premium as set forth in the indenture. These costs are recorded in Financing Costs, net in the Condensed Consolidated Statements of Income included in this report.

The Company’s long-term debt as of September 30, 2020, includes the term loan credit agreement due April 12, 2021, as the Company has the ability and intent to refinance it on a long-term basis using our Revolving Credit Facility or other means prior to the maturity date.

As of September 30, 2020, in addition to the approximately $1.0 billion of borrowings availability under the Revolving Credit Facility, we have approximately $723 million of unused operating lines of credit in the various foreign countries in which we operate. We are required under our credit facilities not to exceed a maximum leverage ratio and to maintain a minimum interest coverage ratio. As of September 30, 2020, we were in compliance with both of these financial covenants.

The weighted average interest rate on our total indebtedness was approximately 3.4 percent for the nine months ended September 30, 2020, compared to 4.4 percent for the nine months ended September 30, 2019.

On September 16, 2020, our Board of Directors declared a quarterly cash dividend of $0.64 per share of common stock. This dividend was paid on October 26, 2020, to stockholders of record at the close of business on October 1, 2020.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes or foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $349 million of the total $553 million of cash and cash equivalents and short-term investments at September 30, 2020 was held by our operations outside of the U.S.

We expect that available cash balances and borrowings expected to be available under the Revolving Credit Facility, together with cash generated from operations and our access to debt markets, will be sufficient to meet our operating and other cash needs for at least the next twelve months.

Hedging and Financial Risk

Hedging: We are exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign-currency exchange rates, and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place controls on these activities. These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties. Our hedging transactions may include, but are not limited to, a variety of derivative financial instruments such as commodity-related futures, options and swap contracts, forward currency-related contracts and options, interest rate swap agreements, and Treasury lock agreements (“T-Locks”). See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information.

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). As of September 30, 2020, our Accumulated other comprehensive loss account (“AOCI”) included $2 million of net gains (net of an insignificant amount of taxes) related to these derivative instruments. It is anticipated that $1 million of net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months. We expect the net losses to be offset by lower underlying commodities costs.

Foreign-Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign-currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency of the operating unit are revalued into U.S. dollars. We primarily use derivative financial instruments such as foreign-currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. We enter into foreign-currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by Accounting Standards Codification 815, Derivatives and Hedging. As of September 30, 2020, we had foreign currency derivatives not designated as hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $648 million and $457 million, respectively.

As of September 30, 2020, we had foreign currency derivatives designated as cash flow hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $495 million and $619 million, respectively. The amount included in AOCI relating to these hedges at September 30, 2020, was $3 million of net losses (net of income tax benefit of $1 million). It is anticipated that $2 million of net losses (net of income tax benefit of $1 million) will be reclassified into earnings during the next 12 months.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have outstanding T-Locks as of September 30, 2020.

As of September 30, 2020, AOCI included $4 million of net losses (net of an income tax benefit of $1 million) related to previously settled T-Locks. Once T-Locks are settled, deferred losses are amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that an insignificant amount of these net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

As of September 30, 2020, we did not have any interest rate swap agreements. As of December 31, 2019, we had an interest rate swap that effectively converted the interest rates on $200 million of our $400 million of 4.625% senior notes due November 1, 2020, to variable rates, which was paid in July 2020. This swap agreement called for us to receive interest at the fixed coupon rate of the notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR plus a spread. As of December 31, 2019, we designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for it as a fair value hedge. The fair value of the interest rate swap agreement as of December 31, 2019 was a $1 million loss, and is reflected in the Condensed Consolidated Balance Sheets included in this report within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information regarding our significant accounting policies. There have been no other changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 49 to 50 in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion as to how we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information that would be provided with respect to those disclosures from December 31, 2019 to September 30, 2020. For additional information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hedging and Financial Risk” in this report.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

In 2015 and 2016, the Company self-reported certain monitoring and recordkeeping issues relating to environmental regulatory matters involving its Indianapolis, Indiana manufacturing facility. In September 2017, following inspections and the provision by the Company of requested information to the U.S. Environmental Protection Agency (the "EPA"), the EPA issued the Company a Notice of Violation, which included additional alleged violations beyond those self-reported by the Company. These additional alleged violations primarily relate to the results of stack testing at the facility. No individual allegation in the Notice of Violation, whether from the self-reported information, the inspections or the additional requested information, is material to us but, collectively, the exposure to the Company could be more than $100,000 in potential monetary sanctions. At this point in time, the Company is unable to provide a more specific estimate. The Company believes that the additional alleged violations are without merit and intends to vigorously defend its position. The EPA has referred the overall matter to the U.S. Department of Justice, Environment and Natural Resources Division (the "DOJ"). The DOJ and the Company began discussions with respect to this matter in September 2020. Negotiations between the Company and the DOJ with respect to the Notice of Violation are continuing and no litigation has been initiated with respect to the Notice of Violation.

In addition, we are currently subject to claims and suits arising in the ordinary course of business, including labor matters, certain environmental proceedings, and other commercial claims.  We also routinely receive inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to compliance with laws and regulations relating to the environment, and at any given time, we have matters at various stages of resolution with the applicable governmental authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We do not believe that the results of currently known legal proceedings and inquires will be material to us. There can be no assurance, however, that such claims, suits or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A

RISK FACTORS

During the nine months ended September 30, 2020, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factor disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. The risks discussed in those reports are not the only risks that could materially affect our business, financial condition, or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, or results of operations.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
July 1 – July 31, 2020	—	—	—	5,855 shares
August 1 – August 31, 2020	—	—	—	5,855 shares
September 1 – September 30, 2020	—	—	—	5,855 shares
Total	—	—	—

On December 12, 2014, the Board of Directors authorized a stock repurchase program permitting us to purchase up to 5.0 million shares of our outstanding common stock from January 1, 2015, through December 31, 2019. On October 22, 2018, the Board of Directors authorized a new stock repurchase program permitting us to purchase up to an additional 8.0 million shares of our outstanding common stock from November 5, 2018, through December 31, 2023. As of September 30, 2020, we have 5.9 million shares available for repurchase under the stock repurchase programs.

ITEM 6

EXHIBITS

a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Number	Description of Exhibit

10.1*	Letter of Agreement, dated as of June 30, 2020, between the Company and Jorgen Kokke.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104†	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

_____________________________________

HIDDEN_ROW
†	Filed with this report.
††	Furnished with this report.
*	Management contract or compensatory plan or arrangement to be filed as an exhibit to this form pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGREDION INCORPORATED

DATE:	November 6, 2020	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	November 6, 2020	By	/s/ Stephen K. Latreille
Stephen K. Latreille
Vice President and Corporate Controller