Form 10-K
period 2020-12-31
Ingredion Inc
filed 2021-02-24
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing price of $83.00 on the New York Stock Exchange on June 30, 2020, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $5,551,000,000.

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of February 19, 2021, was 67,110,523.

Documents Incorporated by Reference:

Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the registrant’s definitive Proxy Statement to be distributed in connection with its 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

INGREDION INCORPORATED

FORM 10-K

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “Ingredion,” “we,” “us,” and “our” shall mean Ingredion Incorporated and its consolidated subsidiaries.

PART I.

ITEM 1. BUSINESS

Our Company

Ingredion Incorporated (“Ingredion”) is a leading global ingredients solutions provider. We turn corn, tapioca, potatoes, plant-based stevia, grains, fruits, and vegetables into value-added ingredients and biomaterials for the food, beverage, brewing and other industries. Ingredion’s common stock is traded on the New York Stock Exchange under the ticker symbol “INGR.”

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

We continue to expand our product portfolio through capital investments and acquisitions. We are making investments through our plant-based protein product lines, including pulse-based concentrates, flours and isolates. Capital investment commitments for 2021 are anticipated to be between $330 million and $350 million.

On July 1, 2020, we completed our acquisition of 75% ownership of PureCircle Limited (“PureCircle”), the remaining 25% of which is owned by former PureCircle shareholders. PureCircle is one of the leading producers and innovators of plant-based stevia sweeteners and flavors for the food and beverage industry. The acquisition brought global innovation and manufacturing expertise, which we are leveraging with our global go-to-market model, formulation capabilities and broad ingredient portfolio. PureCircle is consolidated by Ingredion for financial reporting purposes.

On November 3, 2020, we acquired the remaining 80% of the outstanding shares of Verdient Foods, Inc (“Verdient”).  We had previously acquired a 20% equity method investment in Verdient in 2018. Verdient is a Canada-based producer of pulse-based protein concentrates and flours from peas, lentils, and fava beans for human food applications.

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

Geographic Scope and Operations

Our North America segment consists of operations in the U.S., Mexico, and Canada. The region’s facilities include 22 manufacturing facilities producing a wide range of starches, sweeteners, gum acacia, peas, and fruit and vegetable concentrates.  We have focused our recent investment on expanding plant-based protein product lines, including pulse-based concentrates, flours and isolates.

Our South America segment includes operations in Brazil, Colombia, the Southern Cone of South America, Peru, and Ecuador. The segment includes nine manufacturing facilities that produce regular, modified, waxy, and tapioca starches, high fructose and high maltose syrups and syrup solids, dextrins and maltodextrins, dextrose, specialty starches, caramel color, sorbitol, and vegetable adhesives.

Our Asia-Pacific segment manufactures corn-based products in South Korea, China, and Thailand. We also manufacture tapioca-based and rice-based products in Thailand and plant-based stevia sweetener products in Malaysia and China. We supply tapioca, rice and plant-based stevia sweetener products not only to our Asia-Pacific segment, but the rest of our global network. The region’s facilities include ten manufacturing facilities that produce modified, specialty, regular, waxy, tapioca and rice starches, dextrins, glucose, high maltose syrup, plant-based stevia sweeteners and flour, dextrose, high fructose corn syrup, and caramel color.

Our EMEA segment includes five manufacturing facilities that produce modified and specialty starches, glucose and dextrose in Pakistan, Germany, and the United Kingdom.

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

Products

Our portfolio of products is generally classified into the following categories: Starch Products, Sweetener Products, and Co-products and others. Within these categories, a portion of our products are considered specialty ingredients. We refer to the remainder as core products. We describe these three general product categories in more detail below, along with a broader discussion of specialty ingredients within the product portfolio.

Starch Products: Our starch products represented approximately 46 percent of our net sales for each of 2020, 2019 and 2018. Starches are an important component in a wide range of processed foods, where they are used for adhesion, clouding, dusting, expansion, fat replacement, freshness, gelling, glazing, mouthfeel, stabilization, and texture. Cornstarch is sold to cornstarch packers for sale to consumers. Starches are also used in paper production to create a smooth surface for printed communications and to improve strength in recycled papers. Specialty starches are used for enhanced drainage, fiber retention, oil and grease resistance, improved printability, and biochemical oxygen demand control. The textile industry uses starches and specialty starches for sizing (abrasion resistance) to provide size and finishes for manufactured products. Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals, and cosmetics, as well as in mining, water filtration, and oil and gas drilling. Specialty starches are used for biomaterial applications including biodegradable plastics, fabric softeners and detergents, hair and skin care applications, dusting powders for surgical gloves, and in the production of glass fiber and insulation.

Sweetener Products: Our sweetener products represented approximately 35 percent, 36 percent, and 36 percent of our net sales for 2020, 2019 and 2018, respectively.  Sweeteners include products such as glucose syrups, high maltose syrup, high fructose corn syrup, dextrose, polyols, maltodextrin, glucose syrup solids, and non-GMO (genetically modified organism) syrups. Our sweeteners are used in a wide variety of food and beverage products, such as baked goods, snack foods, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes, table syrups, soft drinks, fruit-flavored drinks, beer, and many others. These sweetener products also offer functionality in addition to sweetness, such as texture, body and viscosity; help control freezing points, crystallization, and browning; add humectancy (ability to add moisture) and flavor; and act as binders. Our high maltose syrups speed the fermentation process, allowing brewers to increase capacity without adding capital. Dextrose has a wide range of applications in the food and confection industries, in solutions for intravenous (“IV”) and other pharmaceutical applications, and numerous industrial applications like wallboard, biodegradable surface agents, and moisture control agents. Our specialty sweeteners provide affordable, natural, reduced calorie and sugar-free solutions for our customers.

Co-products and others: Co-products and others accounted for approximately 19 percent, 18 percent, and 18 percent of our net sales for 2020, 2019 and 2018, respectively. Refined corn oil (from germ) is sold to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise, and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high-protein feed for chickens, pet food, and aquaculture. Our other products include fruit and vegetable products, such as concentrates, purees, and essences, as well as pulse proteins and hydrocolloids systems and blends.

Specialty Ingredients within the product portfolio: We consider certain of our products to be specialty ingredients. Specialty ingredients accounted for approximately 32 percent of our net sales for 2020, up from 30 percent and 29 percent in 2019 and 2018, respectively. These ingredients deliver more functionality than our other products and add additional customer value. Our specialty ingredients are aligned with growing market and consumer trends such as health and wellness, clean-label, simple ingredients, affordability, indulgence, and sustainability.

We drive growth for our specialty ingredients portfolio by leveraging the following five growth platforms: Starch-based Texturizers, Clean and Simple Ingredients, Sugar Reduction and Specialty Sweeteners, Food Systems, and Plant-based Proteins.

Starch-based Texturizers: These ingredients support the structure and texture behind great eating experiences.  Products are made from corn, potato, rice, and tapioca and offer a multitude of textures, functionalities, and stability during processing and shelf life to a broad range of food products.

Clean and Simple Ingredients: These functional ingredients address the clean label trend for finished products made with shorter lists of food ingredients that have achieved broad consumer acceptance. From food and beverages to pet food and personal care, consumers are looking for clean, simple, natural, and authentic products that they can identify and trust.  The broad portfolio of clean label ingredients includes: starches, sweeteners, flours, nutrition ingredients, emulsifiers and fruit and vegetable concentrates.

Sugar Reduction and Specialty Sweeteners: These solutions provide sweetness and functional replacement for sugar in reduced-calorie and sugar-free foods and beverages without sacrificing quality and consistency. These specialty ingredients are made from a variety of GMO and non-GMO raw material bases and include such ingredients as plant-based stevia sweeteners, polyols, dextrose, and allulose, a rare sugar.

Food Systems: These systems deliver proven ingredient combinations to accelerate product development that enable customers to get to market faster.  A food system can address an array of functional challenges, including: mouthfeel/texture for dairy and alternative dairy products, thickening of sauces, stabilization in high-protein drinks, gelling for fruit fillings, film formers for candy shells, foaming and frothing, adding soluble fibers and nutritional ingredients, adhering particles to breads, and emulsification of flavors.

Plant-based Proteins: These specialty pulse-based protein ingredients bring solutions made from lentils, chickpeas, fava beans, and peas.  They add protein, dietary fiber, micronutrients and texture to food and beverages.

Competition

The starch and sweetener industry is highly competitive. Competition within our markets is largely based on product functionality, price, and quality. Many of our products are viewed as basic ingredients that compete with virtually identical products and derivatives manufactured by other companies in the industry. The U.S. is a highly competitive market with operations by other starch processors, several of which are divisions of larger enterprises. Some of these competitors, unlike us, have vertically integrated their starch processing and other operations. Competitors include ADM’s Starches and Sweeteners business within its Carbohydrates Solutions business segment (“ADM,” a division of Archer-Daniels-Midland Company), Cargill, Inc. (“Cargill”), Tate & Lyle Ingredients Americas, Inc. (“Tate & Lyle”), and several others. Our operations in Mexico and Canada face competition from U.S. imports and local producers including ALMEX, a Mexican joint venture between ADM and Tate & Lyle. In South America, Cargill has starch processing operations in Brazil and Argentina. We also face competition from Roquette Frères S.A. (“Roquette”) primarily in our North America region. Many smaller local corn and tapioca processors also operate in many of our markets.

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

Customers

We supply a broad range of customers in over 60 industries worldwide. The following table provides the approximate percentage of total net sales by industry for each of our industries served in 2020:

	Total	North	South	Asia
Industries Served	Company	America	America	Pacific	EMEA
Food	54%	50%	46%	64%	71%
Beverage	10	13	7	5	1
Brewing	7	8	16	3	—
Food and Beverage Ingredients	71	71	69	72	72

Animal Nutrition	10	10	16	5	7
Other	19	19	15	23	21
Total Net sales	100%	100%	100%	100%	100%

No customer accounted for 10 percent or more of our net sales in 2020, 2019, or 2018.

Raw Materials

Corn (primarily yellow dent) is the primary basic raw material we use to produce starches and sweeteners. The supply of corn in the U.S. has been, and is anticipated to continue to be, adequate for our domestic needs. The price of corn, which is determined by reference to prices on the Chicago Board of Trade, fluctuates as a result of various factors including: farmers’ planting decisions, climate, domestic and foreign government policies (including those related to the production of ethanol), livestock feeding, shortages or surpluses of world grain supplies, and trade agreements. We use starch from potato processors as the primary raw material to manufacture ingredients derived from potato-based starches. We also use tapioca, gum, rice, plant-based stevia, peas, and sugar as raw materials.

Corn is also grown in other areas of the world, including China, Brazil, Europe, Argentina, Mexico, South Africa, Canada and Pakistan. Our subsidiaries outside the U.S. utilize both local supplies of corn and corn imported from other geographic areas, including the U.S. The supply of corn for these subsidiaries is also generally expected to be adequate for our needs. Corn prices for our non-U.S. affiliates generally fluctuate as a result of the same factors that affect U.S. corn prices.

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

We follow a policy of hedging our exposure to commodity price fluctuations with commodities futures and options contracts primarily for certain of our North American corn purchases. We use derivative hedging contracts to protect the gross margin of our firm-priced business primarily in North America. Other operations may or may not be hedged at any given time based on management’s judgment as to the need to fix the costs of our raw materials to protect our profitability. Outside of North America, we generally enter into short-term commercial sales contracts and adjust our selling prices based upon the local raw material costs. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk, in the section entitled “Commodity Costs” for additional information.

Other raw materials used in our manufacturing processes include starch from potato processors as the primary raw material to manufacture ingredients derived from potato-based starches. In addition, we use tapioca, particularly in certain of our production processes in the Asia-Pacific region. While the price of tapioca fluctuates from time-to-time as a result of growing conditions, the supply of tapioca has been, and is anticipated to continue to be, adequate for our production needs in the various markets in which we operate. In addition to corn, potato, and tapioca, we use pulses, gums, rice, plant-based stevia, peas, and sugar as raw materials, among others.

Research and Development

We have a global network of more than 500 scientists working in 32 Ingredion Idea Labs® innovation centers with headquarters in Bridgewater, New Jersey. Activities at Bridgewater include plant science and physical, chemical and biochemical modifications to food formulations, food sensory evaluation, and development of non-food applications such as starch-based biopolymers. In addition, we have product application technology centers that direct our product development teams worldwide to create product application solutions to better serve the ingredient needs of our customers. Product development activity is focused on developing product applications for identified customer and market needs. Through this approach, we have developed value-added products for use by customers in various industries. We usually collaborate with customers to develop the desired product application either in the customers’ facilities, our technical service laboratories, or on a contract basis. These efforts are supported by our marketing, product technology, and technology support staff. R&D expense was approximately $43 million in 2020, $44 million in 2019, and $46 million in 2018. Our R&D expense represents investment in new product development and innovation.  Our R&D is further supplemented by technical support services to assist our customers with application development and co-creation.

Sales and Distribution

Our salaried sales personnel, who are generally dedicated to customers in a geographic region, sell our products directly to manufacturers and distributors. In addition, we have staff that provide technical support to our sales personnel on an industry basis. We generally contract with trucking companies to deliver our bulk products to customer destinations. In North America, we generally use trucks to ship to nearby customers. For those customers located considerable distances from our manufacturing facilities, we use either rail or a combination of railcars and trucks to deliver our products. We generally lease railcars for terms of three to ten years.

Patents, Trademarks, and Technical License Agreements

We owned more than 1,750 and 750 patents and patents pending as of December 31, 2020 and 2019, respectively, which relate to a variety of products and processes, and a number of established trademarks under which we market our products. We also have the right to use other patents and trademarks pursuant to patent and trademark licenses. We do not believe that any individual patent or trademark is material to our business. There is no currently pending challenge to the use or registration of any of our patents or trademarks that would have a material negative impact on our business or our results of operations if decided in a manner adverse to us.

Human Capital Resources

As of December 31, 2020, the Company had approximately 12,000 employees, of whom approximately 2,600 were located in the U.S. As of the same date, approximately 31 percent of our U.S. employees and 32 percent of our total Company employees were unionized.

The following table provides additional information about our employees as of December 31, 2020.

		Percentage of	Percentage of
	Approximate	Non-unionized	Unionized
Region	Number of Employees	Employees	Employees
North America	5,000	78	22
South America	3,000	36	64
Asia-Pacific	2,500	94	6
EMEA	1,500	63	37
Total Company	12,000	68	32

We believe that our future growth and innovation depend on a company culture that values and promotes diversity and inclusion.  Our diverse and inclusive workforce fuels our high-performance culture and attracts and helps us to retain top talent and sustain our competitive advantage.

We leverage the diverse experience and skills of our Business Resource Groups (“BRGs”) to help inform our business strategy. Our BRGs, such as Alliance of Black Employees, Women of Ingredion Network, and PRIDE for our LGBTQ+ cohorts, are integral in maintaining and improving a culture of inclusion and belonging at Ingredion. We have implemented BRGs across our global operations. Our BRGs play an essential role in connecting employees across regions and providing them with opportunities to enhance cultural awareness and enable collaboration.

In addition, we have joined the Paradigm for Parity® coalition, pledging our commitment to achieving gender parity in corporate leadership roles by 2030. Currently, both the Company’s Board of Directors and its Executive Leadership team are comprised of more than 25% women.  The Paradigm for Parity Action Plan is to significantly increase the number of women in senior operating roles.

To continue to attract, develop, and retain top talent, the Company employs a variety of tools and strategies to assess capabilities, identify skills gaps and provide growth and advancement opportunities based on the needs of the business and our employees. Our total approach to compensation and benefits rewards our employees based on the overall contribution to the business. In addition, we regularly assess employee engagement levels and proactively seek continuous improvement in the workplace.

Government Regulation

As a manufacturer and marketer of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various federal, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. We and many of our products are also subject to regulation by various government agencies, including the U.S. Food and Drug Administration. Among other things, applicable regulations prescribe requirements and establish standards for product quality, purity, and labeling. Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No such fines of a material nature were imposed on us in 2020. We may also be required to comply with federal, state, foreign, and local laws regulating food handling and storage. We believe these laws and regulations have not negatively affected our competitive position.

Our operations are also subject to various federal, state, foreign, and local laws and regulations with respect to environmental matters, including air and water quality, and other regulations intended to protect public health and the environment. We operate industrial boilers that fire natural gas, coal, or biofuels to operate our manufacturing facilities and they, along with product dryers, are our primary source of greenhouse gas emissions. In Argentina, we are in discussions with local regulators addressing our possible undertaking to conduct studies of possible environmental remediation programs at our Chacabuco manufacturing facility. We are unable to predict the outcome of these discussions, but do not believe that the ultimate cost of remediation will be material.

During 2020, we spent approximately $12 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects. We currently anticipate that we will invest approximately $26 million for environmental facilities and programs in 2021.

Based on current laws and regulations and the enforcement and interpretations thereof, we do not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that we will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on our future financial condition and results of operations.

Other

Our Internet address is www.ingredion.com. We make available, free of charge through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Our corporate governance guidelines, board committee charters and code of ethics are posted on our website, the address of which is www.ingredion.com, and each is available in print to any stockholder upon request in writing to Ingredion Incorporated, 5 Westbrook Corporate Center, Westchester, Illinois 60154, Attention: Corporate Secretary. The contents of our website are not incorporated by reference into this report.

Information about our Executive Officers

Set forth below, as of January 31, 2021, is information about all of our executive officers, indicating their positions and offices with the Company and other business experience. Our executive officers are elected annually by the Board to serve until the next annual election of officers and until their respective successors have been elected and have qualified, or until their earlier resignation or removal by the Board.

Name	Age	Positions, Offices and Business Experience

James P. Zallie	59

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

Elizabeth Adefioye	52

Senior Vice President and Chief Human Resources Officer since March 1, 2018. Prior to assuming her current position, Ms. Adefioye served as Vice President, Human Resources, North America and Global Specialties, a position she held from September 12, 2016. She previously served as Vice President Human Resources Americas of Janssen Pharmaceutical, a subsidiary of Johnson & Johnson, with responsibilities for the strategic talent agenda, employee engagement and organizational capabilities efforts with respect to more than 5,000 employees from June 2015 to September 2016. From February 2013 to June 2015, she served as Worldwide Vice President Human Resources, Cardiovascular and Specialty Solutions of Johnson & Johnson Medical Devices Sector. Ms. Adefioye served as Vice President Human Resources Global Manufacturing and Supply of Novartis Consumer Health from February 2012 to January 2013, and as Vice President, Human Resources, North America of Novartis Consumer Health from September 2008 to January 2012. Ms. Adefioye served as Region Head, Human Resources Emerging Markets of Novartis OTC, from January 2007 to September 2008. Previously, she served as Regional Human Resources Director – Central and Eastern Europe, Greece & Israel of Medtronic plc. from February 2001 to December 2006. She served as Senior Human Resources Manager of Bristol-Myers Squibb UK from January 2000 to January 2001. Ms. Adefioye holds a bachelor's degree in chemistry from Lagos State University in Lagos, Nigeria and a postgraduate diploma in human resources management from the University of Westminster in London, England, United Kingdom. She also received a diploma in building leadership capability from Glasgow Caledonian University in Glasgow, Scotland, United Kingdom. Ms. Adefioye served as a Fellow of the Chartered Institute of Personnel Development and is a member and Director of the Society for Human Resources Management. Ms. Adefioye also serves as a Director of the non-profit Skills for Chicagoland’s Future.

Valdirene Bastos-Licht	53

Senior Vice President and President, APAC and Global Head of Pharma, Home and Beauty since October 1, 2020. Previously, Ms. Bastos-Licht served as Senior Vice President and President, Asia-Pacific from March 1, 2018 to September 30, 2020. Ms. Bastos-Licht served as Senior Vice President, Asia-Pacific of Solvay SA's Euro Novecare operation, from August 2012 to February 2018. Solvay is a Belgian leader in the specialty chemical industry. The Euro Novecare operation provides chemicals for home and personal care, agriculture, coatings, oil and gas, and industrial applications. Prior to that, she served as Vice President and General Manager – Brazil of Cardinal Health Nuclear Pharmacy – Brazil from August 2011 to August 2012. Ms. Bastos-Licht began her career with BASF, a producer of chemicals and related products, where she spent 21 years in various positions of increasing complexity in IT, operational and strategic supply chain and global strategic and operational marketing, most recently serving as Vice President, General Manager Care Chemicals Division – South America. Ms. Bastos-Licht holds both a bachelor's and a licensing degree in mathematics from Fundacao Santo Andre in Brazil and a Master of Science degree in management from the MIT Sloan School of Management.

Janet M. Bawcom	56

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

Anthony P. DeLio	64

Chief Executive Officer, PureCircle since October 1, 2020. Prior to assuming his current position, Mr. DeLio served as Senior Vice President, Corporate Strategy and Chief Innovation Officer from March 1, 2018 to September 30, 2020 and Senior Vice President and Chief Innovation Officer from January 1, 2014 to February 28, 2018. Mr. DeLio served as Vice President, Global Innovation from November 4, 2010 to December 31, 2013, and as Vice President, Global Innovation for National Starch (acquired by Ingredion October 1, 2010) from January 1, 2009 to November 3, 2010.  Mr. DeLio served as Vice President and General Manager, North America, of National Starch from February 26, 2006 to December 31, 2008. Prior to that, he served as Associate Vice Chancellor of Research at the University of Illinois at Urbana-Champaign from August 2004 to February 2006. Previously, Mr. DeLio served as Corporate Vice President of Marketing and External Relations of ADM, one of the world’s largest processors of oilseeds, corn, wheat, cocoa and other agricultural commodities and a leading manufacturer of protein meal, vegetable oil, corn sweeteners, flour, biodiesel, ethanol and other value-added food and feed ingredients, from October 2002 to October 2003. Prior to that, Mr. DeLio was President of the Protein Specialties and Nutraceutical Divisions of ADM from September 2000 to October 2002 and President of the Nutraceutical Division of ADM from June 1999 to September 2001. He held various senior product development positions with Mars, Inc. from 1980 to May 1999. Mr. DeLio currently serves as a Director of Clara Foods. Mr. DeLio holds a Bachelor of Science degree in chemical engineering from Rensselaer Polytechnic Institute.

Larry Fernandes	56

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

James D. Gray	54

Executive Vice President and Chief Financial Officer since March 1, 2017. Prior to assuming his current position, he served as Vice President, Corporate Finance and Planning, from April 1, 2016 to February 28, 2017. Mr. Gray previously served as Vice President, Finance, North America from January 6, 2014 when he joined the Company, to March 31, 2016. Prior to that, Mr. Gray was employed by PepsiCo, Inc. from December 1, 2004 to January 3, 2014. He served as Chief Financial Officer, Gatorade division and Vice President Finance of PepsiCo, Inc. from August 16, 2010 to January 3, 2014. Prior to that Mr. Gray served as Vice President Finance PepsiCo Beverages North America from December 1, 2004 to August 14, 2010. Mr. Gray holds a bachelor’s degree in business administration from the University of California, Berkeley, and a master’s degree from the Kellogg School of Management, Northwestern University.

Jorgen Kokke	52

Executive Vice President and President, Americas since October 1, 2020. Prior to assuming his current position, Mr. Kokke served as Vice President, Global Specialties, and President, North America from February 5, 2018 until September 30, 2020. Mr. Kokke previously served as Senior Vice President and President, Asia-Pacific and EMEA from January 1, 2016 to February 4, 2018. Previously, Mr. Kokke served as Senior Vice President and President, Asia-Pacific from September 16, 2014 to December 31, 2015, and as Vice President and General Manager, Asia-Pacific from January 6, 2014 to September 15, 2014. Prior to that, Mr. Kokke served as Vice President and General Manager, EMEA since joining National Starch (acquired by Ingredion October 1, 2010) on March 1, 2009. Prior to that, he served as a Vice President of CSM NV, a global food ingredients supplier, where he had responsibility for the global Purac Food & Nutrition business from 2006 to 2009, Prior to that, Mr. Kokke was Director of Strategy and Business Development at CSM NV. Prior to that, he held a variety of roles of increasing responsibility in sales, business development, marketing and general management in Unilever’s Loders Croklaan Group. Mr. Kokke holds a master’s degree in economics from the University of Amsterdam.

Stephen K. Latreille	54

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

Pierre Perez y Landazuri	52

Senior Vice President Texture, Protein & Performance Specialties and President EMEA since January 4, 2021. Prior to assuming his current position, Mr. Perez y Landazuri served as Senior Vice President and President, EMEA from January 1, 2018 to January 3, 2021. Mr. Perez y Landazuri served as Vice President and General Manager, EMEA for the Company’s subsidiary, Ingredion Germany GmbH, from April 15, 2016 to December 31, 2017. Before joining Ingredion, Mr. Perez y Landazuri was employed by CP Kelco, a global producer of specialty hydrocolloid ingredients from September 2000 to March 2016. He most recently served as Vice President, Asia-Pacific from January 2014 to March 2016 in Shanghai, China and Singapore. Prior to that, he served as Vice President & General Manager, Asia-Pacific from June 2011 to December 2013 and as Marketing & Strategy Director from January 2010 to May 2011 in Shanghai. Prior to that, Mr. Perez y Landazuri held a number of marketing, sales and product management roles at CP Kelco in Paris, France. Early in his career, he was employed by Rohm and Haas, BASF and Hercules in sales, marketing and engineering positions. Mr. Perez y Landazuri holds a master’s degree in chemical process engineering from ENSCP Graduate School of Chemistry (now Chimie ParisTech) in Paris, France.

Eric Seip	53

Senior Vice President, Global Operations, and Chief Supply Chain Officer since January 11, 2021.  In this role, Mr. Seip leads global manufacturing, supply chain and procurement excellence while driving world-class safety, delivering cost savings through efficiency management and accelerating digital transformation. Additionally, Mr. Seip develops, implements and maintains supply chain strategies to ensure the continued identification and assimilation of innovative thinking and best practices. Mr. Seip brings more than 30 years of global operations and supply chain experience in asset expansions, integrations, turnarounds, operations strategy, Lean Six Sigma and change management. Before joining Ingredion, Mr. Seip was senior vice president, global procurement and supply chain at ChampionX (formerly Ecolab), a global oil and gas services company, where he was responsible for more than 30 chemical plants. Mr. Seip holds a bachelor’s degree in chemistry from the University of Pittsburgh and earned a master’s degree in finance from Pepperdine University.

Jeremy Xu	53

Senior Vice President and Chief Innovation Officer since October 1, 2020.  Prior to joining Ingredion, Mr. Xu worked for Royal DSM, a multinational corporation active in fields of health, nutrition and materials: from May 2016 to September 2020.  He served as President, Human Nutrition and Health, a multibillion dollar global business unit including vitamins, carotenoids, nutritional lipids and nutraceuticals, and was based in Basel, Switzerland. Prior to that he worked for DuPont, a leading global manufacturer of chemicals, electronic and communication technologies, performance materials, coatings and color technologies, safety and protection materials, and agriculture and nutrition ingredients, from April 2007 to April 2016 and from May 2000 to April 2006 in a variety of management roles in both the United States and China.  Mr. Xu has a bachelor's degree in biology and bio-engineering from Zhejiang University in Hangzhou, China, a master's degree in plant physiology from The Chinese University of Hong Kong, a doctorate in biochemistry and molecular biology from Purdue University, and a Master of Business Administration degree from Purdue University.  Mr. Xu speaks English, Mandarin and Cantonese.

ITEM 1A. RISK FACTORS

Our business and assets are subject to varying degrees of risk and uncertainty. The following are factors that we believe could cause our actual results to differ materially from expected and historical results. Additional risks that are currently unknown to us or that we currently view as immaterial may also impair our business or adversely affect our financial condition or results of operations. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Form 10-K or in our other filings or statements may be subject to the risks described below as well as other risks and uncertainties. See the cautionary notice regarding forward-looking statements in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risks Related to Our Business and Our Industry

The spread of COVID-19, is adversely affecting, and is expected to continue to adversely affect, demand for our products and our financial results.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the U.S. declared a national emergency with respect to COVID-19.

Our global operations expose us to risks associated with COVID-19.  We continue to monitor the health of the employees in each of our 46 manufacturing facilities, domestically and outside the U.S., as COVID-19 related illness at a particular location could impact continued manufacturing operations at that location.

Foreign governmental organizations and governmental organizations at the national, state and local levels in the U.S. have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders that effectively close “non-essential” businesses and their operations.  Because we manufacture food ingredients, our operations are currently considered “essential” under most current COVID-19 government regulations, thus permitting us to continue operations at our facilities and sales activities consistent with those regulations.

Certain of our customers, however, are deemed to be “non-essential” industries and businesses under governmental regulations. The industries and businesses deemed “non-essential” vary by country and region.  For example, Mexico declared one or more brewing producers as “non-essential” industries for a period of time during the pandemic.  Our customers in affected industries are not able to produce goods during the government-mandated closures, which adversely affects customer demand for our products.  Further, government-enacted stay-at-home orders have significantly limited the end-consumers’ ability in the U.S. and foreign markets to purchase certain food or beverage products due to limitations on the operations of restaurants, bars and regionally specific sales channels.  We expect that these limitations over time will continue to negatively affect customer demand for our products, further impacting our revenues and our operating results. Further, any inability by our customers to produce goods may delay our customers’ ability to pay outstanding receivables, which would adversely impact our cash flow from operations and working capital.

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

Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products containing sweetener products, including high fructose corn syrup, in favor of foods that are perceived as being more healthy, could materially reduce our sales and profitability. Increasing concern among consumers, public health professionals and government agencies about the potential health concerns associated with obesity and inactive lifestyles (reflected, for instance, in taxes designed to combat obesity, which have been imposed recently in North America) represent a significant challenge to some of our customers, including those engaged in the food and soft drink industries, and could materially affect demand for our products.

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with whom we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition, and cash flows.

Economic conditions in South America, the European Union, and many other countries and regions in which we do business have experienced various levels of weakness over the last few years and may continue to do so for the foreseeable future. General business and economic conditions that could affect us include barriers to trade (including as a result of tariffs, duties, and border taxes, among other factors), the strength of the economies in which we operate, unemployment, inflation, and fluctuations in debt markets. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.

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

Approximately 54 percent of our 2020 net sales were made to companies engaged in the food industry and approximately 10 percent of our 2020 net sales were made to companies in the beverage industry. Additionally, sales to the animal nutrition and brewing industry represented approximately 10 percent and approximately 7 percent, respectively, of our 2020 net sales, while 19 percent of our 2020 net sales were made to companies engaged in other industries. If our food customers, beverage customers, animal feed customers, or brewing industry customers were to substantially decrease their purchases, our business might be materially adversely affected.

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

Our future growth could be negatively impacted if we fail to continue introducing innovative new products and services.

A significant portion of our growth depends on innovation in products, processes, and services. Our research and development efforts may not result in new products and services at a rate or of a quality sufficient to gain market acceptance.

It may be difficult to preserve operating margins and maintain market share in the highly competitive environment in which we operate.

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

Due to market volatility, we may be unable to pass potential increases in the cost of corn and other raw materials on to customers through product price increases, or to purchase quantities of corn and other raw materials at prices sufficient to sustain or increase our profitability.

The price and availability of corn and other raw materials are subject to volatility as a result of economic and industry conditions, including supply and demand factors such as crop disease and severe weather conditions that include drought, floods, or frost. These conditions are difficult to anticipate, are beyond our control, and could adversely impact our profitability by affecting the prices we pay for raw materials.

Raw material and energy price fluctuations, and supply interruptions and shortages could adversely affect our results of operations.

Our finished products are made primarily from corn. Purchased corn and other raw material costs account for between 40 percent and 65 percent of finished product costs. Some of our products are based upon specific varieties of corn that are produced in significantly less volumes than yellow dent corn. These specialty grains are higher-cost due to their more limited supply and require planning cycles of up to three years in order for us to receive our desired amounts of specialty corn. We also manufacture certain starch-based products from potatoes. Our current potato starch requirements constitute a material portion of the total available North American supply. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development could result in capacity constraints. Also, we utilize tapioca in the manufacturing of starch products primarily in Thailand, as well as pulses, gum, rice, plant-based stevia, and other raw materials around the world. A significant supply disruption or sharp increase in any of these raw material prices that we are unable to recover through pricing increases to our customers could have an adverse impact on our growth and profitability.

Energy costs represent approximately 9 percent of our finished product costs. We use energy primarily to create steam required for our production processes and to dry products. We consume coal, natural gas, electricity, wood, and fuel oil to generate energy.

The market prices for our raw materials may vary considerably depending on supply and demand, world economies, trade agreements and tariffs, and other factors. We purchase these commodities based on our anticipated usage and future outlook for these costs. We may not be able to purchase these commodities at prices that we can adequately pass on to customers to sustain or increase profitability.

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

We may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such transactions could result in unforeseen operating difficulties and expenditures and require significant management resources.

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

Operating difficulties at our manufacturing facilities could adversely affect our operating results.

Producing starches and sweeteners through corn refining is a capital intensive industry. We conduct preventive maintenance and de-bottlenecking programs at our 46 manufacturing facilities designed to maintain and improve grind capacity and facility reliability. If we encounter operating difficulties at a facility for an extended period of time or start-up problems with any capital improvement projects, we may not be able to meet a portion of sales order commitments and could incur significantly higher operating expenses, both of which could adversely affect our operating results. We also use boilers to generate steam required in our production processes. An event that impaired the operation of a boiler for an extended period of time could have a significant adverse effect on the operations of any manufacturing facility in which such event occurred.

In addition, we are subject to risks related to such matters as product safety and quality; compliance with environmental, health and safety and food safety regulations; and customer product liability claims. The liabilities that could result from these risks may not always be covered by, or could exceed the limits of, our insurance coverage related to product liability and food safety matters. In addition, negative publicity caused by product liability and food safety matters may damage our reputation. The occurrence of any of the matters described above could adversely affect our revenues and operating results.

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

We primarily sell products derived from world commodities. Historically, we have been able to adjust local prices relatively quickly to offset the effect of local currency devaluations versus the U.S. dollar, although we cannot guarantee our ability to do this in the future. For example, due to pricing controls on many consumer products imposed in the recent past by the Argentine government, it currently takes longer than previously to achieve pricing improvement in response to currency devaluations versus the U.S. dollar in Argentina. The anticipated strength in the U.S. dollar may continue to involve risks, as it could take us an extended period of time to fully recapture the impact of foreign currency devaluations versus the U.S. dollar, particularly in South America.

We may hedge transactions that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. Our hedging activities may not be fully successful in limiting the adverse impacts of our currency risks.

Our profitability could be negatively impacted if we fail to maintain satisfactory labor relations.

As of December 31, 2020, approximately 31 percent of our U.S. employees and 32 percent of our total Company employees were members of unions. Strikes, lockouts, or other work stoppages or slowdowns involving our unionized employees could have a material adverse effect on our business results of operations.

Natural disasters, war, acts and threats of terrorism, pandemics, and other significant events could negatively impact our business.

The economies of any countries in which we sell or manufacture products or purchase raw materials could be affected by natural disasters. Such natural disasters could include, among others, earthquakes, floods, or severe weather;

war, acts of war, or terrorism; or the outbreak of an epidemic or pandemic.  Any such natural disaster could result in asset write-offs, decreased sales and overall reduced cash flows.

The recognition of impairment charges on goodwill or long-lived assets could adversely impact our future financial position and results of operations.

We have $1.3 billion of total net intangible assets as of December 31, 2020, consisting of $902 million of goodwill and $444 million of other net intangible assets, which constitute 13 percent and 6 percent, respectively, of our total assets as of such date. Additionally, we have $2.8 billion of long-lived assets, or 41 percent of our total assets, as of December 31, 2020.

We perform an annual impairment assessment for goodwill and our indefinite-lived intangible assets, and as necessary, for other long-lived assets. If the results of such assessments were to show that the fair value of these assets were less than the carrying values, we could be required to recognize a charge for impairment of goodwill or long-lived assets, and the amount of the impairment charge could be material. We continue to monitor our reporting units in struggling economies and recent acquisitions for circumstances affecting these businesses that may negatively impact the fair value of these reporting units.

In addition, during the fourth quarter of 2020, we recorded an impairment of $35 million related to our indefinite-lived intangible asset associated with the TIC Gums tradename. During the first quarter of 2021, we will record an impairment affecting South American net assets contributed to a joint venture. See Note 15 of the Notes to the Consolidated Financial Statements for additional information.

The future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of July 1, 2021.

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

Risks Related to Our Regulatory Compliance

Government policies and regulations could adversely affect our operating results.

Our operating results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, and other activities of the U.S. and foreign governments, agencies, and similar organizations. These conditions include, among others, changes in a country’s or region’s economic or political conditions, modification or termination of trade agreements or treaties promoting free trade, creation of new trade agreements or treaties, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange rate fluctuations, burdensome taxes and tariffs, and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit our ability to transact business in these markets and could adversely affect our revenues and operating results.

Our operations could be adversely affected by actions taken in connection with cross-border disputes by the governments of countries in which we conduct business.

Changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.

We are subject to income taxes in the U.S. and in foreign jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws, or tax rates changes in the valuation of deferred tax assets and liabilities and material adjustments from tax audits.

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

Risks Related to Our Financing Activities

Increased interest rates could increase our borrowing costs.

We may continue to issue debt securities to finance acquisitions, capital expenditures, and working capital, or for other general corporate purposes. An increase in interest rates in the general economy could result in an increase in our borrowing costs for these financings, as well as under our credit facility debt that bears interest at an unhedged floating rate.

We may not have access to the funds required for future growth and expansion.

We may not have access to additional funds we need to grow and expand our operations. We expect to fund our capital expenditures from operating cash flow to the extent we are able to do so. If our operating cash flow is insufficient to fund our capital expenditures, we may either reduce our capital expenditures or utilize borrowings under our credit facilities. For further strategic growth through mergers or acquisitions, we may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets or through the sale of assets. We cannot provide any assurance that our cash flows from operations will be sufficient to fund anticipated capital expenditures or that we will be able to obtain additional funds from financial markets or from the sale of assets at terms favorable to us. If we are unable to generate sufficient cash flows or raise sufficient additional funds to cover our capital expenditures or other strategic growth opportunities, we may not be able to achieve our desired operating efficiencies and expansion plans, which may adversely impact our competitiveness and, therefore, our results of operations. Our working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of corn and other agricultural commodities, which may fluctuate significantly and change quickly.

Risks Related to Our Information Technology Systems

Our information technology systems, processes, and sites may suffer interruptions, security breaches, or failures which may affect our ability to conduct our business.

Our operations rely on certain key information technology systems, which are dependent on services provided by third parties, and provide critical data connectivity, information, and services for internal and external users. These interactions include, among others, ordering and managing materials from suppliers, risk management activities, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal and tax requirements, and other processes necessary to manage our business. Increased information technology security and social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose potential risks to the security of our information technology systems, networks and services, as well as the confidentiality, availability and integrity of our third-party and employee data.  We have put in place security measures to protect ourselves against cyber-based attacks and disaster recovery plans for our critical systems. However, if our information technology systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and if our disaster recovery plans do not effectively mitigate the risks on a timely basis, we may encounter significant disruptions that could interrupt our ability to manage our operations, cause loss of valuable data and actual or threatened legal actions, and cause us to suffer damage to our reputation, all of which may adversely impact our revenues, operating results, and financial condition. We reported a malware incident that occurred from October 2019 to December 2019, although this incident did not have a material impact on our business.

The costs to address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede our sales, manufacturing or other critical functions. Breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties could expose us, our customers or other affected third parties to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We rely in certain limited capacities on third-party data management providers and other vendors whose possible security problems and security vulnerabilities may have similar effects on us.

Risks Related to Investment in Our Common Stock

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

The payment of dividends, as well as the amount of any dividends, is solely at the discretion of our Board of Directors. Future dividend payments, if any, also will be subject to our financial results and the availability of statutory surplus funds to pay dividends. These factors could result in a change to our current policy of paying dividends.

We identified a material weakness in our internal controls related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of information technology (“IT”) systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A. Controls and Procedures during the fourth quarter of fiscal 2020, management identified a material weakness in internal control related to ineffective information technology general controls in the areas of user access over certain IT systems that support the Company’s financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. We seek to remediate the material weakness prior to the end of fiscal 2021, but may not succeed in doing so. Remedial measures may require us to invest in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own or lease (as noted below), directly and through our consolidated subsidiaries, 46 manufacturing facilities. In addition, we lease our corporate headquarters in Westchester, Illinois and our research and development facility in Bridgewater, New Jersey.

The following list provides information about our manufacturing facilities within each of our four reportable business segments as of January 31, 2021:

North America	South America	Asia-Pacific	EMEA
Cardinal, Ontario, Canada	Baradero, Argentina	Ganzhou, China	Hamburg, Germany
London, Ontario, Canada	Chacabuco, Argentina	Shandong Province, China	Cornwala, Jaranwala, Pakistan
Vanscoy, Saskatchewan, Canada	Balsa Nova, Brazil	Shanghai, China	Rakh Canal, Faisalabad, Pakistan
San Juan del Rio, Queretaro, Mexico	Cabo, Brazil	Enstek, Malaysia	Mehran, Jarnshoro, Pakistan
Guadalajara, Jalisco, Mexico	Mogi-Guacu, Brazil	Icheon, South Korea	Goole, United Kingdom (b)
Mexico City, CDMX, Mexico	São Goncalo, Rio de Janeiro, Brazil	Incheon, South Korea
Oxnard, California, U.S.(a)	Barranquilla, Colombia	Ban Kao Dien, Thailand
Idaho Falls, Idaho, U.S.	Cali, Colombia	Kalasin, Thailand
Bedford Park, Illinois, U.S.	Lima, Peru	Sikhiu, Thailand
Mapleton, Illinois, U.S.		Banglen, Thailand (a)
Indianapolis, Indiana, U.S.
Cedar Rapids, Iowa, U.S.
Fort Fairfield, Maine, U.S.
Belcamp, Maryland, U.S.
North Kansas City, Missouri, U.S.
South Sioux City, Nebraska, U.S.
Winston-Salem, North Carolina, U.S.
Salem, Oregon, U.S.
Charleston, South Carolina, U.S.
Richland, Washington, U.S.
Moses Lake, Washington, U.S.
Plover, Wisconsin, U.S.
(a)	Facility is leased.
(b)	Facility is partially owned and partially leased.

We believe our manufacturing facilities are sufficient to meet our current production needs. We conduct preventive maintenance and de-bottlenecking programs designed to further improve grind capacity and facility reliability.

We have electricity co-generation facilities at our manufacturing facilities in London, Ontario, Canada; Cardinal, Ontario, Canada; Bedford Park, Illinois; Winston-Salem, North Carolina; San Juan del Rio, Queretaro and Mexico City, CDMX, Mexico; Cali, Colombia; Cornwala, Jaranwala, Pakistan; and Balsa Nova and Mogi-Guacu, Brazil. These facilities provide electricity at a lower cost than is available from third parties. We generally own and operate the co-generation facilities, except for the facilities at our Mexico City and Brazil locations, which are owned by, and operated pursuant to co-generation agreements with third parties.

In recent years, we have made significant capital expenditures to update, expand and improve our facilities. Total cash paid for capital expenditures and mechanical stores was $340 million in 2020. We expect that these capital expenditures will allow us to operate efficient facilities for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

In 2015 and 2016, the Company self-reported certain monitoring and recordkeeping issues relating to environmental regulatory matters involving its Indianapolis, Indiana manufacturing facility. In September 2017, following inspections and the provision by the Company of requested information to the U.S. Environmental Protection Agency (the “EPA"), the EPA issued the Company a Notice of Violation, which included additional alleged violations beyond those self-reported by the Company. These additional alleged violations primarily relate to the results of stack testing at the facility. No individual allegation in the Notice of Violation, whether from the self-reported information, the inspections or the additional requested information, is material to us. The EPA has referred the overall matter to the U.S. Department of Justice, Environment and Natural Resources Division (the "DOJ"). The DOJ and the Company began discussions with respect to this matter in September 2020. Negotiations between the Company and the DOJ with respect to the Notice of Violation are continuing and no litigation has been initiated with respect to the Notice of Violation.

We are currently subject to claims and suits arising in the ordinary course of business, including those relating to labor matters, certain environmental proceedings, and commercial claims.  We also routinely receive inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to compliance with laws and regulations relating to the environment, and at any given time, we have matters at various stages of resolution with the applicable governmental authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We do not believe that the results of currently known legal proceedings and inquires will be material to us. There can be no assurance, however, that such claims, suits or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading: Shares of our common stock are traded on the New York Stock Exchange under the ticker symbol “INGR.”

Holders: The number of active stockholders of record of our common stock was 3,491 at January 31, 2021.

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

Issuer Purchases of Equity Securities: The following provides information about our stock repurchase program.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
October 1 – October 31, 2020	—	—	—	5,855 shares
November 1 – November 30, 2020	—	—	—	5,855 shares
December 1 – December 31, 2020	—	—	—	5,855 shares
Total	—	—	—

On October 22, 2018, the Board of Directors authorized a stock repurchase program permitting us to purchase up to 8.0 million of our outstanding shares of common stock from November 5, 2018 through December 31, 2023. At December 31, 2020, we have 5.9 million shares available for repurchase under our current stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data is provided below.

(in millions, except per share amounts)	2020 (a)		2019 (b)		2018		2017		2016 (c)
Summary of operations:
Net sales	$5,987		$6,209		$6,289		$6,244		$6,022
Net income attributable to Ingredion	348	(d)	413	(e)	443	(f)	519	(g)	485	(h)
Net earnings per common share of Ingredion:
Basic	5.18	(d)	6.17	(e)	6.25	(f)	7.21	(g)	6.70	(h)
Diluted	5.15	(d)	6.13	(e)	6.17	(f)	7.06	(g)	6.55	(h)
Cash dividends declared per common share of Ingredion	2.54		2.51		2.45		2.20		1.90
Balance sheet data:
Working capital	$1,189		$1,193		$1,192		$1,458		$1,274
Property, plant and equipment, net	2,455		2,306		2,198		2,217		2,116
Total assets	6,858		6,040		5,728		6,080		5,782
Long-term debt	1,748		1,766		1,931		1,744		1,850
Total debt	2,186		1,848		2,100		1,864		1,956
Total equity (i)	$2,972		$2,741		$2,408		$2,917		$2,595
Shares outstanding, year end	67.0		66.8		66.5		72.0		72.4
Additional data:
Depreciation and amortization	$213		$220		$247		$209		$196
Mechanical stores expense	54		57		57		57		57
Capital expenditures and mechanical stores purchases	340		328		350		314		284
(a)	Includes PureCircle Limited (“PureCircle”) from July 1, 2020 forward.

(b)	Includes Western Polymer LLC (“Western Polymer”) from March 1, 2019 forward.

(c)	Includes TIC Gums Incorporated at December 31, 2016 for balance sheet data only.

(d)	Includes after-tax restructuring expenses of $75 million, including $19 million of net restructuring related expenses as part of our Cost Smart Cost of sales program, $19 million of employee-related and other costs, including professional services, associated with our Cost Smart Selling, General and Administrative program (“Cost Smart SG&A”), $27 million from an impairment of an indefinite lived tradename intangible asset, and a $10 million impairment of an equity method investment. Additionally, includes after-tax income of $27 million related to Brazil tax items, after-tax expense of $17 million related to other matters and $9 million of after-tax and after-non-controlling interests acquisition/integration expenses.

(e)	Includes after-tax restructuring expenses of $44 million, including $22 million of net restructuring related expenses as part of our Cost Smart Cost of sales program and $22 million of employee-related and other costs, including professional services, associated with our Cost Smart SG&A program. Additionally, includes after-tax income of $11 million related to Brazil tax items, after-tax expense of $3 million related to other matters and $2 million of after-tax acquisition/integration expenses.

(f)	Includes after-tax restructuring charges of $51 million consisting of costs associated with the Cost Smart Cost of sales program in relation to the cessation of wet-milling at the Stockton, California manufacturing facility, employee-related severance and other costs in relation to the Cost Smart SG&A program, other costs related to the North America Finance Transformation initiative, and other costs related to abandonment of certain assets related to our leaf extraction process in Brazil. Additionally, includes after-tax charge of $3 million to the provision for income taxes related to the enactment of the TCJA in December 2017.

(g)	Includes after-tax restructuring charges of $31 million consisting of employee-related severance and other costs associated with the restructuring in Argentina, restructuring charges related to the abandonment of certain assets related to our leaf extraction process in Brazil, employee-related severance and other costs associated with the Finance Transformation initiative, and other restructuring charges including employee-related severance costs in North America and a refinement of estimates for prior year restructuring activities. Additionally, includes after-tax charge of $23 million to the provision for income taxes related to the enactment of the TCJA in December 2017, $6 million related to the flow-through of costs primarily associated with the sale of TIC Gums inventory that was adjusted to fair value at the acquisition date in accordance with business combination accounting rules, and $3 million associated with the integration of acquired operations, partially offset by a tax benefit of $10 million due to deductible foreign exchange loss resulting from the tax settlement between the U.S. and Canada, and a $6 million after-tax gain from an insurance settlement primarily related to capital reconstruction.

(h)	Includes after-tax restructuring charges of $14 million consisting of employee severance-related charges and other costs associated with the execution of global IT outsourcing contracts, severance-related costs attributable to our optimization initiatives in North America and South America, and additional charges pertaining to our 2015 Port Colborne, Canada manufacturing facility sale. Additionally, includes after-tax costs of $2 million associated with the integration of acquired operations and $27 million associated with an income tax matter.

(i)	Includes non-controlling interest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major supplier of high-quality food and industrial ingredient solutions to customers around the world. We have 46 manufacturing facilities located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our ingredients are used by customers in the food, beverage, brewing, and animal feed industries, among others.

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

Critical success factors in our business include managing our manufacturing costs, including costs for corn, other raw materials, and utilities. In addition, our global operations expose us to fluctuations in foreign currency exchange rates. We use derivative financial instruments, when appropriate, for the purpose of minimizing the risks and costs associated with fluctuations in certain raw material and energy costs, foreign exchange rates, and interest rates. The capital intensive nature of our business requires that we generate significant cash flow over time in order to selectively reinvest in our operations and grow organically, as well as to expand through strategic acquisitions and alliances. We utilize certain key financial metrics relating to return on invested capital and financial leverage to monitor our progress toward achieving our strategic business objectives (see section entitled “Key Financial Performance Metrics”).

For the year ended December 31, 2020, operating income, net income, and diluted earnings per common share declined from 2019 levels. The decreases were attributable primarily to reductions in volumes driven by government-mandated shutdowns associated with COVID-19, particularly in the Americas, increased restructuring and impairment charges associated with the impairments of an indefinite-lived intangible asset and an equity method investment, and the results of the acquired operations of PureCircle Limited (“PureCircle”).  The declines were partially offset by the benefit from Brazilian tax matters.

COVID-19:  Our operations in recent periods have been adversely affected by impacts of COVID-19. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Our global operations expose us to risks associated with public health crises, including pandemics such as COVID-19.  Foreign governmental organizations and governmental organizations at the national, state and local levels in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations.  As a manufacturer of food ingredients, our operations are considered “essential” under most current COVID-19 government regulations, and our facilities are operating globally. We did not experience any material supply chain interruptions during the twelve months ended December 31, 2020 and were able to continue to operate and ship products from our global network of manufacturing facilities without material interruptions. We experienced sales volume decline in the second and third quarters of 2020 due to COVID-19 impacts on consumer mobility and consumption.  We place top priority on our employees’ health and safety and continue to follow the advice and the guidelines of public health authorities for physical distancing and to make available personal protective equipment and sanitization supplies.

The Company anticipates continued impacts from COVID-19 on net sales volume across our operating segments in the first quarter of 2021.  We are monitoring COVID-19 infection rates as well as the pace and effectiveness of vaccination rollouts, as the net sales volume is generally correlated with increased consumer activity and availability of food and beverages consumed away from home.

Restructuring and Impairment Charges: In July 2018, we announced a $125 million savings target for our Cost Smart program, designed to improve profitability, further streamline our global business, and deliver increased value to stockholders. We set Cost Smart savings targets to include an anticipated $75 million in Cost of sales savings, including freight, and $50 million in anticipated SG&A savings by year-end 2021. Since the program’s inception, we have periodically updated our savings targets and we now expect to deliver $170 million in total savings by year-end 2021.

Our Cost Smart program and other initiatives resulted in restructuring charges in 2020.  For the year ended December 31, 2020, we recorded a total of $48 million of pre-tax restructuring charges related to these programs, a decrease of $9 million from the restructuring charges recorded for 2019.  We recorded $25 million of restructuring charges for our Cost Smart SG&A program, primarily related to professional service costs in North America during the year, and $23 million of restructuring charges for our Cost Smart Cost of sales program, primarily related to facility and product line closures during the year.

During the year ended December 31, 2020, we also recorded $45 million of pre-tax impairment charges, including a $35 million charge related to an impairment of our indefinite-lived intangible asset associated with the TIC Gums tradename and a $10 million other-than-temporary impairment of our equity method investment in Verdient Foods Inc (“Verdient).

Storm Damage Costs:  We incurred storm damage to the Cedar Rapids, Iowa manufacturing facility, which was shut down for ten days in August 2020.  The storm-related damage resulted in $3 million of charges during the twelve months ended December 31, 2020. We recorded the storm damage costs within Other expense (income), net on the Condensed Consolidated Statements of Income.

Liquidity and Capital Resources: Our cash provided by operating activities increased to $829 million for the year ended December 31, 2020, from $680 million in the prior year primarily due to changes in working capital. Our cash used by investing activities increased to $571 million for the year ended December 31, 2020, from $374 million in the prior year primarily due to the acquisition of a controlling interest in PureCircle. Our cash provided by financing activities was $143 million during the year ended December 31, 2020, while our cash used for financing activities was $364 million for the year ended December 31, 2019. This change was primarily due to our sale of $1 billion of senior notes during the year ended December 31, 2020, offset by payments on debt maturities during the year.

We currently expect that our available cash balances, future cash flow from operations, access to debt markets, and borrowing capacity under our credit facilities will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends, and other investing and financing activities for at least the next 12 months and for the foreseeable future thereafter. Our future cash flow needs will depend on many factors, including our rate of revenue growth, the timing and extent of our expansion into new markets, the timing of introductions of new products, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our new products, and general economic and market conditions. We may need to raise additional capital or incur indebtedness to fund our needs for less predictable strategic initiatives, such as acquisitions.

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

We acquired a controlling interest in PureCircle on July 1, 2020, acquired Verdient on November 3, 2020, and Western Polymer LLC (“Western Polymer”) on March 1, 2019. The results of the acquired businesses are included in our consolidated financial results from the respective acquisition dates forward. While we identify fluctuations due to the acquisitions, our discussion below also addresses results of operations excluding the impact of the acquisitions and the results of the acquired businesses, where appropriate, to provide a more comparable and meaningful analysis.

2020 Compared to 2019 – Consolidated

	Year Ended December 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales	$5,987	$6,209	$(222)	(4)%
Cost of sales	4,715	4,897	182	4%
Gross profit	1,272	1,312	(40)	(3)%

Operating expenses	628	610	(18)	(3)%
Other income, net	(31)	(19)	12	63%
Restructuring/impairment charges	93	57	(36)	(63)%

Operating income	582	664	(82)	(12)%

Financing costs, net	81	81	—	—%
Other, non-operating expense/(income), net	(5)	1	6	600%

Income before income taxes	506	582	(76)	(13)%
Provision for income taxes	152	158	6	4%
Net income	354	424	(70)	(17)%
Less: Net income attributable to non-controlling interests	6	11	5	45%
Net income attributable to Ingredion	$348	$413	$(65)	(16)%

Net Income attributable to Ingredion. Net income attributable to Ingredion for 2020 decreased to $348 million from $413 million in 2019.  The decrease in net income was largely attributable to lower sales volumes in North America, increased restructuring and impairment charges primarily related to impairments of an indefinite-lived intangible asset and an other-than-temporary impairment of our equity method investment in Verdient, and the inclusion of the results of the acquired operations of PureCircle.  These effects were partially offset by an increased benefit from the Brazilian tax matter compared to 2019.

Net sales. Net sales were down 4 percent for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in full-year net sales was driven by sales volume declines in North America and South America, related primarily to COVID-19 shutdowns in the second and third quarters.

Cost of sales. Cost of sales for the year ended December 31, 2020 was down 4 percent when compared to 2019, primarily due to the reduction in net sales.  Our gross profit margin was flat at 21 percent for the years ended December 31, 2020, and 2019.

Operating expenses. Operating expenses increased 3 percent for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily driven by higher corporate costs due to continued investments to drive business and digital transformations.  Operating expenses, as a percentage of gross profit, were 49 percent for the year ended December 31, 2020, as compared to 46 percent for the year ended December 31, 2019.

Other income, net. Our change in other income, net for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was as follows:

	Year Ended December 31,		Favorable (Unfavorable)
(in millions)	2020	2019	Variance
Brazil tax matters	$(36)	$(22)	$14
Other	5	3	(2)
Other (income) expense, net	$(31)	$(19)	$12

In 2019 the Company received a favorable judgment from the Federal Court of Appeals in Brazil related to certain indirect taxes collected in prior years. To account for the judgment, the Company recorded a $22 million pre-tax benefit, in accordance with ASC 450, Contingencies, for the three and twelve months ended December 31, 2019. In 2020, the Company received another favorable court judgment that further clarifies the calculation of the Company's benefit, resulting in a larger indirect tax claim against the government. As a result, the Company recorded an additional $35 million in pre-tax benefits during the three and twelve months ended December 31, 2020. The Company expects to be entitled to credits against its Brazilian federal tax payments in 2021 and future years. The total benefit recorded represents the Company's current estimate of the credits and interest due from the favorable decisions in accordance with ASC 450, Contingencies.

Additionally, during the twelve months ended December 31, 2020, the Company recorded a pre-tax benefit of $1 million related to the reversal of a tax decision on a government subsidy on which the Company had previously paid taxes. The Company also recorded a $3 million tax provision benefit related to this decision.

Financing costs, net. Our financing costs, net for the year ended December 31, 2020 were flat compared to the year ended December 31, 2019, driven by a reduction in interest expense, partly offset by foreign currency losses.

Provision for income taxes. Our effective income tax rates for the years ended December 31, 2020, and 2019 were 30.0 percent and 27.1 percent, respectively.

The increase in the effective income tax rate was driven by a change in the mix of earnings, including the consolidation of PureCircle, certain one-time items in the year-over-year results and, a decline in the value of the Mexican peso against the U.S. dollar.  These items were partially offset by a reduction in our U.S. global intangible low-taxed income (“GILTI”) in accordance with final regulations issued by the U.S. Treasury Department under the TCJA and utilization of previously unbenefited net operating losses compared to a valuation allowance build in the year-ago period.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests for the year ended December 31, 2020, decreased by 45 percent compared to the year ended December 31, 2019.  The decrease was attributable to net losses associated with the acquisition of a controlling interest in PureCircle.

2020 Compared to 2019 – North America

	Year Ended December 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$3,662	$3,834	$(172)	(4)%
Operating income	487	522	(35)	(7)%

Net sales. Our decrease in net sales of 4 percent for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was driven by a 5 percent decrease in volume, partially offset by a 1 percent improvement in price/product mix.

Operating income. Our operating income decreased $35 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was driven by significantly lower away-from-home food and beverage consumption across the region and a government-mandated shutdown of brewery customers in Mexico in the second quarter related to COVID-19 impacts, partially offset by lower net corn costs and favorable price mix in the fourth quarter.

2020 Compared to 2019 – South America

	Year Ended December 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$919	$960	$(41)	(4)%
Operating income	112	96	16	17%

Net sales.  Our decrease in net sales of 4 percent for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was driven by a decrease in foreign currency values against the U.S. dollar of 15 percent and a 1 percent decrease in volume, partially offset by a 12 percent increase in price/product mix.

Operating income. Our increase in operating income of $16 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was due to strong price mix, which was partially offset by unfavorable foreign currency impacts and lower sales volumes.

2020 Compared to 2019 – Asia-Pacific

	Year Ended December 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$813	$823	$(10)	(1)%
Operating income	80	87	(7)	(8)%

Net sales. Our decrease in net sales of 1 percent for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was driven by unfavorable volumes of 2 percent and unfavorable price/ product mix of 2 percent, partially offset by inclusion of PureCircle results.

Operating income. Our decrease in operating income of $7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was driven by inclusion of PureCircle results, which reduced full-year operating income by $11 million.

2020 Compared to 2019 – EMEA

	Year Ended December 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2020	2019	Variance	Percentage
Net sales to unaffiliated customers	$593	$592	$1	—%
Operating income	102	99	3	3%

Net sales. Our net sales were essentially flat for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as favorable price/ product mix and volumes were offset by unfavorable foreign exchange impacts.

Operating income. Operating income increased by $3 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019.  The increase was largely attributable to Pakistan pricing actions, strong EMEA specialty sales, and lower operating expenses in Europe. These effects were partially offset by the impacts of stay-at-home orders on Pakistan sales volume in the first half of the year and negative Pakistan foreign currency impacts

2019 Compared to 2018 – Consolidated

	Year Ended December 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2019	2018	Variance	Percentage
Net sales	$6,209	$6,289	$(80)	(1)%
Cost of sales	4,897	4,921	24	—%
Gross profit	1,312	1,368	(56)	(4)%

Operating expenses	610	611	1	—%
Other income, net	(19)	(10)	9	90%
Restructuring/impairment charges	57	64	7	11%

Operating income	664	703	(39)	(6)%

Financing costs, net	81	86	5	6%
Other, non-operating income	1	(4)	(5)	(125)%

Income before income taxes	582	621	(39)	(6)%
Provision for income taxes	158	167	9	5%
Net income	424	454	(30)	(7)%
Less: Net income attributable to non-controlling interests	11	11	—	—%
Net income attributable to Ingredion	$413	$443	$(30)	(7)%

Net Income attributable to Ingredion. Net income attributable to Ingredion for the year ended December 31, 2019 decreased to $413 million from $443 million for the year ended December 31, 2018. Our results for the year ended December 31, 2019 included $32 million of one-time after-tax net costs, driven primarily by after-tax restructuring costs of $44 million. The restructuring charges consist of costs associated with our Cost Smart Cost of sales program in relation to the closure of the Lane Cove, Australia production facility, and costs related to the Cost Smart SG&A program, including professional services and employee-related severance primarily in the North America and South America segments.

Our results for 2018 included $54 million of one-time after-tax net costs, driven primarily by after-tax restructuring costs of $51 million. The restructuring charges consist of costs associated with our Cost Smart Cost of sales program in relation to the cessation of wet-milling at the Stockton, California manufacturing facility, costs related to the Cost Smart SG&A program, including employee-related severance and other costs for restructuring projects in the South America, Asia-Pacific, and North America segments, costs related to the Latin America and North America Finance Transformation initiatives, and costs related to the cessation of our leaf extraction process in Brazil. During the year ended December 31, 2018, we adjusted our provisional amounts related enactment of the TCJA and recognized an incremental $3 million of tax expense related to the TCJA.

Net sales. Net sales were slightly down for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Changes in foreign currency exchange rates and volume reduction due to the cessation of Stockton wet milling were partially offset by favorable price/product mix.

Cost of sales. Cost of sales for year ended December 31, 2019 was flat as compared to the year ended December 31, 2018 primarily due to higher net corn costs that were offset by lower volume.  Our gross profit margin was 21 percent and 22 percent for the years ended December 31, 2019, and 2018, respectively. The gross profit margin decrease primarily reflected higher costs for raw materials.

Operating expenses. Operating expenses for the year ended December 31, 2019, were flat as compared to the year ended December 31, 2018. This was primarily driven by lower selling costs, offset by higher general and administrative costs. Operating expenses, as a percentage of gross profit, were 46 percent for the year ended December 31, 2019, as compared to 45 percent for the year ended December 31, 2018.

Other income, net. Our change in other income, net for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was as follows:

	Year Ended December 31,		Favorable (Unfavorable)
(in millions)	2019	2018	Variance
Brazil tax matters	$(22)	$—	$22
Value-added tax recovery	—	(5)	(5)
Other	3	(5)	(8)
Other (income) expense, net	$(19)	$(10)	$9

In January 2019, the Company’s Brazilian subsidiary received a favorable decision from the Federal Court of Appeals in Sao Paulo, Brazil, related to certain indirect taxes collected in prior years.  As a result of the decision, the Company expects to be entitled to indirect tax credits against its Brazilian federal tax payments in 2020 and future years.  The Company finalized its calculation of the amount of the credits and interest due from the favorable decision, concluding that the Company could be entitled to approximately $86 million of credits spanning a period from 2005 to 2018.  The Department of Federal Revenue of Brazil, however, issued an Internal Ruling in which it charged that the Company is entitled to only $22 million of the calculated indirect tax credits and interest for the period from 2005 to 2014.  The Brazil National Treasury has filed a motion for clarification with the Brazilian Supreme Court, asking the Court, among other things, to modify the lower court’s decision to approve the Internal Ruling, which could impact the decision in favor of the Company.  Due to the uncertainty arising from the issuance of the Internal Ruling, the Company recorded $22 million of credits in 2019 in accordance with ASC 450, Contingencies.  The $22 million of future tax credits, which was recorded in the Consolidated Income Statement in Other income, resulted in additional deferred income taxes of $8 million.  The income taxes will be paid as and when the tax credits are utilized.  The Company received further clarification from the court in 2020 regarding the calculation of the Company’s benefits and recorded additional credits, as described above in the discussion of the Company’s 2020 results.

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

Net sales. Our decrease in net sales of 1 percent for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was driven by a 2 percent decrease in volume, partially offset by a 1 percent improvement in price/product mix.

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

Net sales. Our decrease in net sales of 3 percent for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was driven by currency devaluations of 20 percent in Argentina and Brazil versus the U.S. dollar, partly offset by a 15 percent increase in price/product mix and 2 percent increase in volume.

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

Net sales. Our decrease in net sales of 2 percent for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was driven by unfavorable foreign exchange of 11 percent, partially offset by volume growth of 2 percent and improved price/product mix of 7 percent.

Operating income. Our decrease in operating income of $17 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was driven by higher raw material costs and unfavorable foreign exchange impacts, driven primarily by the Pakistan rupee, which were partially offset by improved price mix.

Liquidity and Capital Resources

At December 31, 2020, our total assets were approximately $6.9 billion, as compared to approximately $6.0 billion at December 31, 2019. The increase was primarily driven by cash on hand after the issuance of debt, as well as continued capital investment in growth platforms. Total equity increased to approximately $3.0 billion at December 31, 2020, from approximately $2.7 billion at December 31, 2019. This increase primarily reflects our current year earnings.

During the year ended December 31, 2020, we sold two tranches of senior notes (the “Notes”), consisting of our 2.900% senior notes due 2030 in the principal amount of $600 million and our 3.900% senior notes due 2050 in the principal amount of $400 million. We recorded the aggregate discount of approximately $7 million at which the Notes were issued and capitalized debt issuance costs of approximately $9 million associated with the Notes.

We applied the net proceeds from the sale of the Notes to pay in full the outstanding balance of $394 million under our revolving credit facility described below (“Revolving Credit Facility”) and set aside funds to repay our 4.625% senior notes due November 1, 2020 (the “November 2020 Notes”).  On June 8, 2020, we issued a notice for the redemption in full of all $400 million principal amount of the November 2020 Notes.  The November 2020 Notes were redeemed on July 9, 2020 for a total redemption price of $409 million, including $4 million of accrued interest and a $5 million “make-whole” premium as set forth in the indenture governing the November 2020 Notes.

During the year ended December 31, 2020, we used proceeds from the Revolving Credit Facility to repay $200 million of our 5.62% senior notes due March 25, 2020.

On April 12, 2019, we amended and restated the Term Loan Credit Agreement for a $165 million senior unsecured term loan credit facility that was set to mature on April 25, 2019 (“Term Loan”) to establish a 24-month senior unsecured term loan credit facility in an amount up to $500 million that matures on April 12, 2021. We used the $500 million of borrowings under the new facility to pay down the amounts outstanding under the Revolving Credit Facility and to pay off the Term Loan balance. The balance of the amended and restated term loan credit agreement for the new facility (“Amended Term Loan Credit Agreement”) was $380 million as of December 31, 2020 and matures on April 12, 2021.

All borrowings under the Amended Term Loan Credit Agreement bear interest at a variable annual rate based on the specified London Interbank Offered Rate (“LIBOR”) or a base rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin. We are required to pay a fee on the unused availability under the Amended Term Loan Credit Agreement.  The Amended Term Loan Credit Agreement contains customary representations, warranties, covenants and events of default, including covenants restricting the incurrence of liens, the incurrence of indebtedness by our subsidiaries and certain fundamental changes involving the Company and our subsidiaries, subject to certain exceptions in each case. We must also maintain a specified consolidated leverage ratio and consolidated interest coverage ratio. As of December 31, 2020, we were in compliance with these financial covenants. The occurrence of an event of default under the Amended Term Loan Credit Agreement could result in all loans and other obligations being declared due and payable and the term loan credit facility being terminated.

On October 11, 2016, we entered into a five-year, senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) for the Revolving Credit Facility, which replaced a $1 billion senior, unsecured revolving credit facility.  All committed pro rata borrowings under the Revolving Credit Facility will bear interest at a variable annual rate based on LIBOR or a base rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin based on our leverage ratio (as reported in the financial statements delivered pursuant to the Revolving Credit Agreement) or our credit rating. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Revolving Credit Agreement provided that we guarantee all borrowings and other obligations of any such subsidiaries thereunder.

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and other terms and conditions, including covenants restricting liens, subsidiary debt and mergers, subject to certain exceptions in each case. We must also comply with a leverage ratio covenant and an interest coverage ratio covenant. As of December 31, 2020, we were in compliance with these financial covenants. The occurrence of an event of default under the Revolving Credit Agreement could result in all loans and other obligations under the agreement being declared due and payable and the Revolving Credit Facility being terminated.

As of December 31, 2020, there were no borrowings outstanding under the Revolving Credit Agreement. The Revolving Credit Agreement expires on October 10, 2021.  In addition to borrowing availability under its Revolving Credit

Agreement, the Company has approximately $1.2 billion of unused operating lines of credit in the various foreign countries in which it operates.

As of December 31, 2020, we had total debt outstanding of $2.2 billion. As of December 31, 2020, our total debt consisted of the following:

As of
(in millions)	December 31, 2020
2.900% senior notes due June 1, 2030	$594
3.200% senior notes due October 1, 2026	497
3.900% senior notes due June 1, 2050	390
6.625% senior notes due April 15, 2037	253
Other long-term borrowings	14
Total long-term debt	1,748
Term loan credit agreement due April 12, 2021	380
Other short-term borrowings	58
Total short-term borrowings	438
Total debt	$2,186

We, as the parent company, guarantee certain obligations of our consolidated subsidiaries. As of December 31, 2020, such guarantees aggregated to $58 million. We believe that such consolidated subsidiaries will meet their financial obligations as they become due.

Our principal source of our liquidity is our internally generated cash flow, which we supplement as necessary with our ability to borrow under our credit facilities and to raise funds in the capital markets.

The weighted average interest rate on our total indebtedness was approximately 3.4 percent and 4.3 percent for 2020 and 2019, respectively.

Net Cash Flows

A summary of operating cash flows for the years ended December 31, 2020, 2019, and 2018 is shown below:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$354	$424	$454
Depreciation and amortization	213	220	247
Mechanical stores expense	54	57	57
Charge for fair value mark-up of acquired inventory	6	—	—
Deferred income taxes	(7)	3	(23)
Changes in working capital	150	(54)	(118)
Other	59	30	86
Cash provided by operations	$829	$680	$703

Cash provided by operations was $829 million in 2020 as compared with $680 million for the year ended December 31, 2019. The increase for the year ended December 31, 2020 was primarily due to changes in working capital versus the prior year, partly offset by lower net income. Cash provided by operations for the year ended December 31, 2019 decreased compared to the year ended December 31, 2018 primarily due to lower net income in the year ended December 31, 2019.

To manage price risk related to corn purchases, we use derivative instruments, consisting of corn futures and options contracts, to lock in our corn costs associated with firm-priced customer sales contracts. As the market price of these commodities fluctuates, our derivative instruments change in value and we fund any unrealized losses or receive cash for any unrealized gains related to outstanding commodity futures and option contracts. We plan to continue to use derivative instruments to hedge such price risk and, accordingly, we will be required to make cash deposits to or be entitled to receive cash from our margin accounts depending on the movement in the market price of the underlying commodities.

Listed below are our primary investing and financing activities for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
(in millions)	2020	2019	2018
Capital expenditures and mechanical stores purchases	$(340)	$(328)	$(350)
Payments for acquisitions, net of cash acquired	(236)	(42)	—
Payments on debt	(1,224)	(1,465)	(738)
Proceeds from borrowings	1,550	1,209	987
Dividends paid (including to non-controlling interests)	(178)	(174)	(182)
Repurchases of common stock	—	63	(657)

On December 11, 2020, our Board of Directors declared a quarterly cash dividend of $0.64 per share of common stock. This dividend was paid on January 28, 2021, to stockholders of record at the close of business on January 4, 2021.

We paid $340 million of capital expenditures and mechanical stores purchases to update, expand and improve our facilities in 2020.  In July 2020, we acquired a controlling interest in PureCircle for $208 million, net of cash acquired of $14 million.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes on foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $427 million of our total cash and cash equivalents and short-term investments of $665 million at December 31, 2020, were held by our operations outside of the U.S.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive income (“OCI”). As of December 31, 2020, our Accumulated other comprehensive loss account (“AOCI”) included $47 million of net gains (net of income tax expense of $16 million) related to these derivative instruments. It is anticipated that $44 million of net gains (net of income tax expense of $15 million) will be reclassified into earnings during the next 12 months. We expect the net gains to be offset by changes in the underlying commodities costs.

Foreign Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign-currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency of the operating unit are revalued into U.S. dollars. We primarily use derivative financial instruments such as foreign-currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. We enter into foreign-currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging. As of December 31, 2020, we had foreign currency forward sales contracts with an aggregate notional amount of $410 million and foreign currency forward purchase contracts with an aggregate notional amount of $224 million not designated as hedging instruments.

As of December 31, 2020, we had foreign-currency forward sales contracts with an aggregate notional amount of $401 million and foreign-currency forward purchase contracts with an aggregate notional amount of $542 million designated as cash flow hedging instruments. The amount included in AOCI relating to these hedges at December 31, 2020, was $1 million of net losses (net of an insignificant amount of income tax benefit). The net losses reclassified into earnings during the next 12 months are not anticipated to be significant.

We have significant operations in Argentina. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100 percent as of June 30, 2018. As a result, we elected to adopt hyperinflation accounting as of July 1, 2018 for our affiliate, Ingredion Argentina S.A. Under hyperinflation accounting, our affiliate’s functional currency is the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine-peso-denominated monetary assets and liabilities is reflected in earnings in financing costs.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have any T-Locks outstanding as of December 31, 2020.

As of December 31, 2020, our AOCI account included $4 million of net losses (net of $1 million tax benefit) related to settled T-Locks. These deferred losses are being amortized to financing costs over the term of the senior notes with which they are associated. The net losses reclassified into earnings during the next 12 months are not anticipated to be significant.

As of December 31, 2020, the Company did not have any outstanding interest rate swaps. As of December 31, 2019, the Company had an outstanding interest rate swap agreement that converted the interest rates on $200 million of its $400 million 4.625% senior notes due November 1, 2020, to variable rates. The Company redeemed these notes in July 2020 and settled the outstanding interest rate swap.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2020.

		Payments due by period
			Less			More
	Note		than 1	2 – 3	4 – 5	than 5
Contractual Obligations (in millions)	reference	Total	year	years	years	years
Long-term debt (inclusive of Short-term borrowings)	7	$2,186	$438	$11	$1	$1,736
Interest on long-term debt	7	1,001	72	131	131	667
Operating lease obligations	8	202	51	76	38	37
Pension and other postretirement obligations	10	141	4	13	14	110
Purchase obligations (a)		730	311	234	72	113
Total (b)		$4,260	$876	$465	$256	$2,663
(a)	The purchase obligations relate principally to raw material and power supply sourcing agreements, including take or pay contracts, which help to provide us with adequate power and raw material supply at certain of our facilities.

(b)	The above table does not reflect unrecognized income tax benefits of $46 million, the timing of which is uncertain. See Note 9 of the Notes to the Consolidated Financial Statements for additional information with respect to unrecognized income tax benefits.

Off-Balance Sheet Arrangements

As of December 31, 2020, we were not subject to any obligations pursuant to any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.

Key Financial Performance Metrics

We use certain key financial performance metrics to monitor our progress towards achieving our long-term strategic business objectives. These metrics relate to our ability to drive profitability, create value for stockholders, and monitor our financial leverage. We assess whether we are achieving our profitability and value creation objectives by measuring our Adjusted Return on Invested Capital (“Adjusted ROIC”). We monitor our financial leverage by regularly reviewing our ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization (“Net Debt to Adjusted EBITDA”) and our Net Debt to Capitalization percentage to assure that we are properly financed. We believe these metrics provide valuable managerial information to help us run our business and are useful to investors.

The metrics Adjusted ROIC and Net Debt to Adjusted EBITDA include certain information (Adjusted Operating Income, net of tax and Adjusted EBITDA, respectively) that is not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We also have presented below the most comparable metrics calculated using components determined in accordance with GAAP. Management uses these non-GAAP financial measures internally for strategic decision-making, forecasting future results, and evaluating current performance. Management believes that the non-GAAP financial measures provide a more consistent comparison of our operating results and trends for the periods presented. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP.

In accordance with our long-term objectives, we set certain objectives relating to these key financial performance metrics that we strive to meet. However, no assurance can be given that we will continue to meet our financial performance metric targets. See Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk. The objectives reflect our current aspirations in light of our present plans and existing circumstances. We may change these objectives from time to time in the future to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our stockholders.

A reconciliation of non-GAAP historical financial measures to the most comparable GAAP measure is provided in the tables below.

Adjusted ROIC: Adjusted ROIC is a financial performance ratio not defined under GAAP, and it should be considered in addition to, and not as a substitute for, GAAP financial measures.  The Company defines Adjusted ROIC as Adjusted operating income, net of tax, divided by Average end-of-year balances for current year and prior year Total net debt and equity.  Similarly named measures may not be defined and calculated by other companies in the same manner.  The Company believes Adjusted ROIC is meaningful to investors as it focuses on profitability and value-creating potential, taking into account the amount of capital invested. The most comparable measure calculated using components determined in accordance with GAAP is Return on Invested Capital, which the Company defines as Net income, divided by Average end-of-year balances for current year and prior year Total net debt and equity. The calculations for Return on Invested Capital and Adjusted ROIC for the periods indicated are provided in the table below.

	Year ended December 31,
Return on Invested Capital (dollars in millions)	2020	2019
Net income (a)	$354	$424
Adjusted for:
Provision for income taxes (iii)	152	158
Other, non-operating (income) expense, net	(5)	1
Financing cost, net	81	81
Restructuring/impairment charges (i)	93	57
Acquisition/integration costs	11	3
Charge for fair value markup of acquired inventory	6	—
North America storm damage	3	—
Other matters (ii)	(36)	(19)
Income taxes (at effective rates of 26.9% and 26.8%, respectively) (iii)	(177)	(189)
Adjusted operating income, net of tax (b)	482	516

Short-term debt	438	82
Long-term debt	1,748	1,766
Less: Cash and cash equivalents	(665)	(264)
Short-term investments	—	(4)
Total net debt	1,521	1,580
Share-based payments subject to redemption	30	31
Total redeemable non-controlling interests	70	—
Total equity	2,972	2,741
Total net debt and equity	$4,593	$4,352

Average current and prior year Total net debt and equity (c)	$4,473	$4,282

Return on Invested Capital (a ÷ c)	7.9%	9.9%
Adjusted Return on Invested Capital (b ÷ c)	10.8%	12.1%
(i)	For the year ended December 31, 2020, we recorded $93 million of pre-tax restructuring/impairment charges. We recorded $48 million of pre-tax restructuring charges, consisting of $25 million of employee-related and other costs, including professional services, associated with our Cost Smart SG&A program and $23 million of restructuring related expenses primarily in North America and APAC as part of our Cost Smart Cost of sales program. In addition, we recorded impairment charges of $45 million, consisting of a $35 million impairment of our intangible assets related to acquired tradenames and a $10 million impairment of our equity method investment triggered by the decrease in fair value on our investment based on the agreed upon purchase price of the remaining 80% interest in Verdient Foods, Inc. For the year ended December 31, 2019, the Company recorded $57 million of pre-tax restructuring/impairment charges. For the year ended December 31, 2019, the Company recorded $57 million of pre-tax restructuring charges, including $29 million of net restructuring related expenses as part of the Cost Smart Cost of sales program and $28 million of employee-related and other costs, including professional services, associated with our Cost Smart SG&A program.

(ii)	For the year ended December 31, 2019, we received a favorable judgment from the Federal Court of Appeals in Brazil related to certain indirect taxes collected in prior years. To account for the judgment, we recorded a $22 million pre-tax benefit for the favorable judgment, in accordance with ASC 450, Contingencies for the year ended December 31, 2019. This benefit was offset by other adjusted charges during the period. In the current year, we received another favorable court judgment that further clarifies the calculation of our benefit, resulting in a larger indirect tax claim against the government. As a result, we recorded an additional $35 million pre-tax benefit for the year ended December 31, 2020. We expect to be entitled to credits against Brazilian federal tax payments in 2021 and future years. The total benefit recorded represents our current estimate of the credits and interest due from the favorable decision in accordance with ASC 450, Contingencies. In addition, we received a second favorable ruling in Brazil reversing the taxes previously paid related to a government subsidy. We recorded a pre-tax benefit of $1 million and tax provision benefit of $3 million related to this second ruling for the year ended December 31, 2020.

(iii)	The effective income tax rate for the years ended December 31, 2020 and 2019 was 26.9 percent and 26.8 percent, respectively. For purposes of this calculation we exclude the provision for income taxes from the calculation and subsequently add back income taxes for adjusted operating income using the adjusted effective income tax rate. The adjusted effective income tax rate is calculated by removing the tax impact for the identified adjusted items below.

	Year Ended December 31, 2020			Year Ended December 31, 2019
(dollars in millions)	Income before Income Taxes	Provision for Income Taxes	Effective Income Tax Rate	Income before Income Taxes	Provision for Income Taxes	Effective Income Tax Rate
As reported	$506	$152	30.0%	$582	$158	27.1%
Add back (deduct):
Impairment/restructuring charges	93	18		57	13
Acquisition/integration costs	11	2		3	1
Charge for fair value mark-up of acquired inventory	6	—		—	—
Charge for early extinguishment of debt	5	1		—	—
North America storm damage	3	—		—	—
Other matters	(36)	(9)		(19)	(8)
Tax item - Mexico	—	(3)		—	3
Other tax matters	—	(3)		—	—
Adjusted non-GAAP	$588	$158	26.9%	$623	$167	26.8%

Our long-term objective is to maintain an Adjusted ROIC in excess of 10 percent.  For the year ended December 31, 2020, we achieved an Adjusted ROIC of 10.8 percent as compared to 12.1 percent for the year ended December 31, 2019. The decrease in Adjusted ROIC percentage is primarily a result of an increase in equity and a lower adjusted operating income, net of tax for the year ended December 31, 2020.

Net Debt to Adjusted EBITDA: Net Debt to Adjusted EBITDA is a financial performance ratio that is not defined under GAAP, and it should be considered in addition to, and not as a substitute for, GAAP financial measures.  The Company defines this measure as Short-term and Long-term debt less Cash and cash equivalents and Short-term investments, divided by Adjusted EBITDA.  Similarly named measures may not be defined and calculated by other companies in the same manner. The Company believes Total net debt to Adjusted EBITDA is meaningful to investors as it focuses on the Company’s leverage on a comparable Adjusted EBITDA basis, and helps investors better understand the time required to pay back the Company’s outstanding debt.  The most comparable ratio calculated using components determined in accordance with GAAP is Total net debt to Income before income taxes, calculated as Short-term and Long-term debt less Cash and cash equivalents and Short-term investments, divided by Income before income taxes. The calculations for the ratio of Total net debt to Income before income taxes and for the ratio of Total net debt to Adjusted EBITDA as of the dates indicated are provided in the table below.

	As of December 31,
Net Debt to Adjusted EBITDA ratio	2020	2019
Short-term debt	$438	$82
Long-term debt	1,748	1,766
Less: Cash and cash equivalents	(665)	(264)
Short-term investments	—	(4)
Total net debt (a)	1,521	1,580

Income before income taxes (b)	506	582
Adjusted for:
Depreciation and amortization	213	220
Financing cost, net	81	81
Restructuring/impairment (i)	85	44
Acquisition/integration costs	11	3
Charge for fair value markup of acquired inventory	6	—
Charge for early extinguishment of debt	5	—
North America storm damage	3	—
Other matters (ii)	(36)	(19)
Adjusted EBITDA (c)	$874	$911

Net Debt to Income before income tax ratio (a ÷ b)	3.0	2.7
Net Debt to Adjusted EBITDA ratio (a ÷ c)	1.7	1.7
(i)	For the year ended December 31, 2020, restructuring/impairment charges are reduced by $8 million to exclude the accelerated depreciation primarily related to the Berwick facility closure as well as the cessation of ethanol production at the Cedar Rapids facility. For the year ended December 31, 2019, restructuring/impairment charges are reduced by $13 million to exclude the accelerated depreciation primarily related to the Lane Cove, Australia production facility closure. The accelerated depreciation is included in Depreciation and amortization above, and to include in restructuring/impairment charge would include the charge twice. See Note 5 of the Notes to the Consolidated Financial Statements for reconciliation to the $93 million and $57 million restructuring charges recorded for the year ended December 31, 2020 and 2019, respectively.

(ii)	In 2019 we received a favorable judgment from the Federal Court of Appeals in Brazil related to certain indirect taxes collected in prior years. To account for the judgment, we recorded a $22 million pre-tax benefit for the favorable judgment, in accordance with ASC 450, Contingencies during the year ended December 31, 2019. In the current year, we received another favorable court judgment that further clarifies the calculation of our benefit, resulting in a larger indirect tax claim against the government. As a result, we recorded an additional $35 million pre-tax benefit during the year ended December 31, 2020. We expect to be entitled to credits against our Brazilian federal tax payments in 2021 and future years. The total benefit recorded represents our current estimate of the credits and interest due from the favorable decision in accordance with ASC 450, Contingencies. In addition, we received a second favorable ruling in Brazil reversing the taxes previously paid related to a government subsidy. We recorded a pre-tax benefit of $1 million and tax provision benefit of $3 million related to this second ruling for the year ended December 31, 2020.

Our long-term objective is to maintain a ratio of Net Debt to Adjusted EBITDA of less than 2.25.  As of December 31, 2020, and December 31, 2019, the ratio was 1.7.

Net Debt to Capitalization percentage: The Company defines Net Debt to Capitalization percentage as Total net debt, defined as Short-term and Long-term debt less Cash and cash equivalents and Short-term investments, divided by Total net debt and capital, defined as the sum of Deferred income tax liabilities, Share-based payments subject to redemption, Total equity, and Total net debt. The calculations for Net Debt to Capitalization percentage as of the dates indicated are provided in the table below.

	As of December 31,
Net Debt to Capitalization percentage (dollars in millions)	2020	2019
Short-term debt	$438	$82
Long-term debt	1,748	1,766
Less: Cash and cash equivalents	(665)	(264)
Short-term investments	—	(4)
Total net debt (a)	1,521	1,580
Deferred income tax liabilities	217	195
Share-based payments subject to redemption	30	31
Redeemable non-controlling interests	70	—
Total equity	2,972	2,741
Total capital	3,289	2,967
Total net debt and capital (b)	$4,810	$4,547

Net Debt to Capitalization percentage (a ÷ b)	31.6%	34.7%

Our long-term objective is to maintain a Net Debt to Capitalization percentage in the range of 30 to 35 percent. As of December 31, 2020, our Net Debt to Capitalization percentage was 31.6 percent, down from 34.7 percent as of December 31, 2019, primarily reflecting our increase in total capital in 2020.

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

Business Combinations: Our acquisitions of PureCircle and Verdient in 2020 were accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. In purchase accounting, identifiable assets acquired and liabilities assumed, are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill. In determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets. Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives. Although our estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ. See Note 3 of the Notes to the Consolidated Financial Statements for more information related to our acquisitions.

Property, Plant and Equipment and Definite-Lived Intangible Assets: We have substantial investments in property, plant and equipment (“PP&E”) and definite-lived intangible assets. For PP&E, we recognize the cost of depreciable assets in operations over the estimated useful life of the assets and evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For definite-lived intangible assets, we recognize the cost of these amortizable assets in operations over their estimated useful life and evaluate the recoverability of the assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The carrying values of PP&E and definite-lived intangible assets at December 31, 2020, were $2.5 billion and $301 million, respectively.

In assessing the recoverability of the carrying value of PP&E and definite-lived intangible assets, we may have to make projections regarding future cash flows. In developing these projections, we make a variety of important assumptions and estimates that have a significant impact on our assessments of whether the carrying values of PP&E and definite-lived intangible assets should be adjusted to reflect impairment. Among these are assumptions and estimates about the future growth and profitability of the related asset group, anticipated future economic, regulatory and political conditions in the asset group’s market and estimates of terminal or disposal values. No impairment charges for PP&E or definite-lived intangible assets were recorded in 2020.

Through our continual assessment to optimize our operations, we address whether there is a need for additional consolidation of manufacturing facilities or to redeploy assets to areas where we can expect to achieve a higher return on our investment. This review may result in the closing or selling of certain of our manufacturing facilities. The closing or selling of any of the facilities could have a significant negative impact on the results of operations in the year in which the closing or selling of a facility occurs.

Even though it was determined that there was no long-lived asset impairment as of December 31, 2020, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform tests of recoverability in the future.

Indefinite-Lived Intangible Assets and Goodwill:  We have certain indefinite-lived intangible assets in the form of tradenames and trademarks. Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired business over the fair value assigned to identifiable assets acquired and liabilities assumed. We have identified several reporting units for which cash flows are determinable and to which goodwill may be allocated. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit. The carrying value of indefinite-lived intangible assets and goodwill at December 31, 2020, was $143 million and $902 million, respectively, compared to $178 million and $801 million, respectively, at December 31, 2019.

We assess indefinite-lived intangible assets and goodwill for impairment annually (or more frequently if impairment indicators arise). We perform this annual impairment assessment as of July 1 each year. In testing indefinite-lived intangible assets for impairment, we first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if we determine that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, then we would not be required to compute the fair value of the indefinite-lived intangible asset. In the event the qualitative assessment leads us to conclude otherwise, then we would be required to determine the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASC subtopic 350-30. In performing the qualitative analysis, we consider various factors including net sales derived from these intangibles and certain market and industry conditions. Based on the results of our assessment, we concluded that as of July 1, 2020, there were no impairments in our indefinite-lived intangible assets.

Subsequent to the Company’s annual assessment, the Company identified an impairment indicator and recorded an impairment of $35 million for its indefinite-lived intangible asset associated with the TIC Gums tradename. The impairment event was the result of management’s decision to rebrand the TIC Gums products using the broader Ingredion name and the Ingredient Solutions sub-branding beginning in 2021. There is no change to the projected revenue or operating income from the legacy brands.

In testing goodwill for impairment, we first assess qualitative factors in determining whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if we determine that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then we do not perform an impairment test. If we conclude otherwise, then we perform the impairment test as described in ASC Topic 350. Under this impairment test, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, then an impairment exists for the difference between the fair value and carrying value of the reporting unit. This difference is not to exceed the goodwill recorded at the reporting unit.

In performing our impairment tests for goodwill, management makes certain estimates and judgments. These estimates and judgments include the identification of reporting units and the determination of fair values of reporting units, which management estimates using both discounted cash flow analyses and an analysis of market multiples. Significant assumptions used in the determination of fair value for reporting units include estimates for discount and long-term net sales growth rates, in addition to operating and capital expenditure requirements. We consider changes in discount rates for the reporting units based on current market interest rates and specific risk factors within each geographic region. We also evaluate qualitative factors, such as legal, regulatory, or competitive forces, in estimating the impact to the fair value of the reporting units noting no significant changes that would result in any reporting unit failing the impairment test. Changes in assumptions concerning projected results or other underlying assumptions could have a significant impact on the fair value of the reporting units in the future. Based on the results of the annual assessment, we concluded that as of July 1, 2020, there were no impairments in our reporting units.

Income Taxes: We recognize the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provide a valuation allowance when deferred tax assets are not more likely than not to be realized. We have considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. We had a valuation allowance of $30 million and $29 million at December 31, 2020 and 2019, respectively.

We are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefits. We evaluate these unrecognized tax benefits and related reserves each quarter and adjust the reserves and the related interest and penalties in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the settlement of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies. Our liability for unrecognized tax benefits, excluding interest and penalties at December 31, 2020, and 2019 was $46 million and $22 million, respectively. The increase in the unrecognized tax benefits from 2020 to 2019 is primarily attributable to the acquisition of a controlling interest in PureCircle.

The Company recorded a $31 million liability for foreign withholding and state income taxes on certain unremitted earnings from foreign subsidiaries. No foreign withholding taxes, state income taxes and federal and state taxes on foreign currency gains and losses have been provided on approximately $2.2 billion of undistributed earnings of foreign earnings that are considered indefinitely reinvested. If future events, including changes in tax law, material changes in estimates of cash, working capital, and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income taxes may apply, which could materially affect our future effective tax rate and cash flows.

Retirement Benefits: We and our subsidiaries sponsor noncontributory defined benefit pension plans (qualified and non-qualified) covering a substantial portion of employees in the U.S. and Canada, and certain employees in other foreign countries. We also provide healthcare and life insurance benefits for retired employees in the U.S., Canada, and Brazil. In order to measure the expense and obligations associated with these benefits, our management must make a variety of estimates and assumptions, including discount rates, expected long-term rates of return, rate of compensation increases, employee turnover rates, retirement rates, mortality rates, and other factors. We review our actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modify our assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income. We believe the assumptions utilized in recording our obligations under our plans, which are based on our experience, market conditions, and input from our actuaries, are reasonable. We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans. Had we used different estimates and assumptions with respect to these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded, and such differences could be material. Additionally, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and postretirement benefit related liabilities or changes in required funding levels may have an unfavorable impact on future expense and cash flow. Net periodic pension and postretirement benefit cost for all of our plans was $4 million in 2020 and $10 million in 2019.

We determine our assumption for the discount rate used to measure year-end pension and postretirement obligations based on high-quality fixed-income investments that match the duration of the expected benefit payments, which has been benchmarked using a long-term, high-quality AA corporate bond index. We use a full yield curve approach in the estimation of the service and interest cost components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The weighted average discount rate used to determine our obligations under U.S. pension plans as of December 31, 2020 and 2019 was 2.58 percent and 3.34 percent, respectively. The weighted average discount rate used to determine our obligations under non-U.S. pension plans as of December 31, 2020 and 2019 was 2.84 percent and 3.55 percent, respectively. The weighted average discount rate used to determine our obligations under our postretirement plans as of December 31, 2020 and 2019 was 3.69 percent and 4.18 percent, respectively.

A one percentage point decrease in the discount rates at December 31, 2020, would have increased the accumulated benefit obligation and projected benefit obligation by the following amounts (millions):

U.S. Pension Plans
Accumulated benefit obligation	$47
Projected benefit obligation	48

Non-U.S. Pension Plans
Accumulated benefit obligation	$34
Projected benefit obligation	38

Postretirement Plans
Accumulated benefit obligation	$10

Our investment approach and related asset allocation for the U.S. and Canada plans is a liability-driven investment approach by which a higher proportion of investments will be in interest-rate sensitive investments (fixed income) under an active-management approach. The approach seeks to protect the current funded status of the plans from market volatility with a greater asset allocation to interest-rate sensitive assets. The greater allocation to interest-rate sensitive assets is expected to reduce volatility in plan funded status by more closely matching movements in asset values to changes in liabilities.

Our current investment policy for our pension plans is to balance risk and return through diversified portfolios of actively-managed equity index instruments, fixed income index securities, and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. The asset allocation is reviewed regularly and portfolio investments are rebalanced to the targeted allocation when considered appropriate or to raise sufficient liquidity when necessary to meet near-term benefit payment obligations. For 2020 net periodic pension cost, we assumed an expected long-term rate of return on assets, which is based on the fair value of plan assets, of 5.30 percent for U.S. plans and approximately 3.81 percent for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of U.S. and Canadian debt and equity securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from our independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices. We also maintain several funded pension plans in other international locations. The expected returns on plan assets for these plans are determined based on each plan’s investment approach and asset allocations. A hypothetical 25 basis point decrease in the expected long-term rate of return assumption would increase 2021 net periodic pension cost for the U.S. and Canada plans by approximately $1 million each.

Healthcare cost trend rates are used in valuing our postretirement benefit obligations and are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2020, the health care cost trend rate assumptions for the next year for the U.S., Canada, and Brazil plans were 5.90 percent, 5.83 percent and 7.07 percent, respectively.

See Note 10 of the Notes to the Consolidated Financial Statements for more information related to our benefit plans.

New Accounting Standards

See Note 2 of the Notes to the Consolidated Financial Statements for a summary of recently adopted accounting standards that are applicable to our Consolidated Financial Statements.

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

These statements are based on current circumstances or expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and beyond our control. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, investors are cautioned that no assurance can be given that our expectations will prove correct.

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the impact of COVID-19 on the demand for our products and our financial results; changing consumption preferences relating to high fructose corn syrup and other products we make; the effects of global economic conditions and the general political, economic, business, and market conditions that affect customers and consumers in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products, including, particularly, economic, currency and political conditions in South America and economic and political conditions in Europe, and the impact these factors may have on our sales volumes, the pricing of our products and our ability to collect our receivables from customers; future financial performance of major industries which we serve and from which we derive a significant portion of our sales, including, without limitation, the food, beverage, animal nutrition, and brewing industries; the uncertainty of acceptance of products developed through genetic modification and biotechnology; our ability to develop or acquire new products and services at rates or of qualities sufficient to gain market acceptance; increased competitive and/or customer pressure in the corn-refining industry and related industries, including with respect to the markets and prices for our primary products and our co-products, particularly corn oil; the availability of raw materials, including potato starch, tapioca, gum Arabic, and the specific varieties of corn upon which some of our products are based, and our ability to pass along potential increases in the cost of corn or other raw materials to customers; energy costs and availability, including energy issues in Pakistan; our ability to contain costs, achieve budgets and realize expected synergies, including with respect to our ability to complete planned maintenance and investment projects on time and on budget and to achieve expected savings under our Cost Smart program as well as with respect to freight and shipping costs; the behavior of financial and capital markets, including with respect to foreign currency fluctuations, fluctuations in interest and exchange rates and market volatility and the associated risks of hedging against such fluctuations; our ability to successfully identify and complete acquisitions or strategic alliances on favorable terms as well as our ability to successfully integrate acquired businesses or implement and maintain strategic alliances and achieve anticipated synergies with respect to all of the foregoing; operating difficulties at our manufacturing facilities; the impact of impairment charges on our goodwill or long-lived assets; changes in our tax rates or exposure to additional income tax liability; our ability to maintain satisfactory labor relations; the impact on our business of natural disasters, war or similar acts of hostility, threats or acts of terrorism, the outbreak or continuation of pandemics such as COVID-19, or the occurrence of other significant events beyond our control; changes in government policy, law, or regulation and costs of legal compliance, including compliance with environmental regulation; potential effects of climate change; security breaches with respect to information technology systems, processes, and sites; our ability to raise funds at reasonable rates and other factors affecting our access to sufficient funds for future growth and expansion; volatility in the stock market and other factors that could adversely affect our stock price; risks affecting the continuation of our dividend policy; and our ability to remediate in a timely manner a material weakness in our internal control over financial reporting.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure: We are exposed to interest rate risk on our variable rate debt and price risk on our fixed rate debt. As of December 31, 2020, approximately 79 percent or $1.7 billion of our total debt is fixed rate debt and 21 percent or approximately $451 million of our total debt is variable rate debt subject to changes in short-term rates, which could affect our interest costs. We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential change in earnings, fair values and cash flows based on a hypothetical 1 percentage point change in interest rates at December 31, 2020. A hypothetical increase of 1 percentage point in the weighted average floating interest rate would increase our annual interest expense by approximately $5 million. See Note 7 of the Notes to the Consolidated Financial Statements for further information.

As of December 31, 2020 and 2019, the carrying and fair values of long-term debt were as follows:

	As of December 31,
	2020		2019
	Carrying	Fair	Carrying	Fair
(in millions)	amount	value	amount	value
2.900% senior notes due June 1, 2030	$594	$596	$—	$—
3.200% senior notes due October 1, 2026	497	500	497	491
3.900% senior notes due June 1, 2050	390	395	—	—
4.625% senior notes, due November 1, 2020	—	—	400	399
6.625% senior notes, due April 15, 2037	253	246	253	246
5.620% senior notes, due March 25, 2020	—	—	200	200
Term loan credit agreement due April 12, 2021	—	—	405	405
Other long-term borrowings	14	14	—	—
U.S. revolving credit facility	—	—	10	10
Fair value adjustment related to hedged fixed rate debt instruments	—	—	1	—
Total long-term debt	$1,748	$1,751	$1,766	$1,751

A hypothetical change of 1 percentage point in interest rates would change the fair value of our fixed rate debt at December 31, 2020, by approximately $212 million. Since we have no current plans to repurchase our outstanding fixed rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt is not expected to have a significant effect on our Consolidated Financial Statements.

The Company periodically enters into interest rate swaps to hedge its exposure to interest rate changes. The changes in fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gains or losses (the changes in fair value) of the hedged debt instruments that are attributable to changes in interest rates (the hedged risk), which are also recognized in earnings. As of December 31, 2020, the Company did not have any outstanding interest rate swaps. As of December 31, 2019, the Company had an outstanding interest rate swap agreement that converted the interest rates on $200 million of its $400 million 4.625% senior notes due November 1, 2020, to variable rates. The Company redeemed these notes in July 2020 and settled the outstanding interest rate swap.

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

At December 31, 2020, we had outstanding futures and option contracts that hedged the forecasted purchase of approximately 95 million bushels of corn. We also had outstanding swap and option contracts that hedged the forecasted purchase of approximately 33 million mmbtu’s of natural gas at December 31, 2020. Based on our overall commodity hedge position at December 31, 2020, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive income of approximately $3 million, net of income tax benefit of $1 million. Any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currencies: Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.

We selectively use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk. Based on our overall foreign currency transactional exposure at December 31, 2020, we estimate that a hypothetical 10 percent decline in the value of the U.S. dollar would have resulted in a transactional foreign exchange gain of approximately $24 million. At December 31, 2020, our accumulated other comprehensive loss account included in the equity section of our Consolidated Balance Sheet includes a cumulative translation loss of approximately $1.1 billion. The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.7 billion at December 31, 2020. A hypothetical 10 percent decline in the value of the U.S. dollar relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to other comprehensive income of approximately $190 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ingredion Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ingredion Incorporated and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and its subsequent amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the pension and other postretirement employee benefit (OPEB) obligations

As discussed in Note 10 to the consolidated financial statements, the Company’s estimated pension benefit obligations totaled $684 million as of December 31, 2020. The Company’s OPEB includes plans in the US, Brazil and Canada, which are fully unfunded liabilities. As of December 31, 2020, the Company had a net liability of $68 million related to the Company’s OPEB plans. The pension and OPEB obligations are measured at the actuarial present value of the vested benefits to which employees are currently entitled based on the employee’s expected date of separation or retirement. The determination of the Company’s pension and OPEB obligations is dependent, in part, on the selection of certain estimates and actuarial assumptions, including discount rates.

We identified the evaluation of the pension and OPEB obligations as a critical audit matter. Significant auditor judgment was required to evaluate the actuarial models and methodology used by the Company to determine the obligations, and to evaluate the discount rates used. Small changes in the discount rates would impact the measurement of the pension and OPEB obligations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s pension and OPEB obligations process, including controls related to the assessment of the actuarial models and methodology and the development of the discount rates. For certain plans we involved an actuarial professional with specialized skill and knowledge, who assisted in:

●	understanding and assessing the actuarial models and methodology used by the Company to determine the obligations;
●	the evaluation of the Company’s discount rates, by assessing changes in the discount rates from the prior year and comparing it to the change in published indices, and evaluating the discount rates based on the pattern of cash flows; and
●	the evaluation of the selected yield curve, the consistency of the yield curve with the prior year, and the spot rates, to further assess the discount rates.

Evaluation of the fair value of acquired intangible assets of PureCircle Limited

As discussed in Note 3 to the consolidated financial statements, the Company determined the estimated fair values of the intangible assets acquired using certain unobservable inputs in situations where observable inputs were not available. During the year ended December 31, 2020, the Company acquired a controlling interest in PureCircle Limited (PureCircle) and accounted for the transaction as a business combination. The acquisition resulted in the recognition of $68 million in intangible assets other than goodwill, which pertains to customer relationships, tradename, and proprietary technology intangible assets relating to existing products and solutions (collectively, the intangible assets).

We identified the evaluation of the fair value of the intangible assets related to the PureCircle acquisition as a critical audit matter. A high degree of subjectivity and auditor judgment was required to evaluate certain valuation assumptions, specifically the growth rates for certain future expected cash flows, discount rates, and royalty rates. In addition, minor changes in these assumptions could have a significant impact on the fair value of the intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls related to the Company’s process for determining the fair value of the acquired intangible assets, including controls related to the selection of certain assumptions used. We evaluated growth rates for certain future expected cash flows by comparing them to PureCircle’s historical performance and to industry data. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:

●	Growth rate assumptions for certain future expected cash flows used to value the intangible assets by comparing to peer companies or macro-economic trend data,
●	The discount rate assumption used to value the intangible assets by independently developing a range of rates using publicly available market interest rate data and comparing the independent ranges to the rate used by the Company, and
●	The royalty rate assumption used to value the trade name and proprietary technology intangible assets by comparing to third party royalty rates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Chicago, Illinois
February 24, 2021

Ingredion Incorporated (“Ingredion”)

Consolidated Statements of Income

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Net sales	$5,987	$6,209	$6,289
Cost of sales	4,715	4,897	4,921
Gross profit	1,272	1,312	1,368

Operating expenses	628	610	611
Other income, net	(31)	(19)	(10)
Restructuring/impairment charges	93	57	64

Operating income	582	664	703

Financing costs, net	81	81	86
Other, non-operating (income) expense, net	(5)	1	(4)

Income before income taxes	506	582	621
Provision for income taxes	152	158	167
Net income	354	424	454
Less: Net income attributable to non-controlling interests	6	11	11
Net income attributable to Ingredion	$348	$413	$443

Weighted average common shares outstanding:
Basic	67.2	66.9	70.9
Diluted	67.6	67.4	71.8

Earnings per common share of Ingredion:
Basic	$5.18	$6.17	$6.25
Diluted	5.15	6.13	6.17

See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated (“Ingredion”)

Consolidated Statements of Comprehensive Income

(in millions)	2020	2019	2018
Net income	$354	$424	$454
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $2, $5, and $2, respectively	3	(14)	6
Losses on cash flow hedges reclassified to earnings, net of income tax effect of $17, $4, and $2, respectively	48	10	4
Actuarial (losses) gains on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $1, $2, and $5, respectively	(1)	9	(15)
Currency translation adjustment	(25)	(9)	(129)
Comprehensive income	379	420	320
Less: Comprehensive income attributable to non-controlling interests	5	9	3
Comprehensive income attributable to Ingredion	$374	$411	$317

See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated (“Ingredion”)

Consolidated Balance Sheets

	As of December 31,
(in millions, except share and per share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$665	$264
Short-term investments	—	4
Accounts receivable, net	1,011	977
Inventories	917	861
Prepaid expenses	54	54
Total current assets	2,647	2,160

Property, plant and equipment, net of accumulated depreciation of $3,175 and $3,056, respectively	2,455	2,306
Goodwill	902	801
Other intangible assets, net of accumulated amortization of $229 and $197, respectively	444	437
Operating lease assets	173	151
Deferred income tax assets	23	13
Other assets	214	172
Total assets	$6,858	$6,040

Liabilities and equity
Current liabilities:
Short-term borrowings	$438	$82
Accounts payable	599	504
Accrued liabilities	421	381
Total current liabilities	1,458	967

Non-current liabilities	227	220
Long-term debt	1,748	1,766
Non-current operating lease liabilities	136	120
Deferred income tax liabilities	217	195
Total liabilities	3,786	3,268

Share-based payments subject to redemption	30	31
Redeemable non-controlling interests	70	—

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	1,150	1,137
Less: Treasury stock (common stock: 10,795,346 and 10,993,388 shares at December 31, 2020 and 2019, respectively) at cost	(1,024)	(1,040)
Accumulated other comprehensive loss	(1,133)	(1,158)
Retained earnings	3,957	3,780
Total Ingredion stockholders’ equity	2,951	2,720
Non-redeemable non-controlling interests	21	21
Total equity	2,972	2,741
Total liabilities and equity	$6,858	$6,040

See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated (“Ingredion”)

Consolidated Statements of Equity and Redeemable Equity

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2017	$—	$1	$1,138	$(494)	$(1,013)	$3,259	$26	$36	$—
Net income attributable to Ingredion						443
Net income attributable to non-controlling interests							11
Dividends declared						(173)	(9)
Repurchases of common stock			(33)	(624)
Share-based compensation, net of issuance			(5)	27				1
Other comprehensive income (loss)					(134)		(7)
Other			(4)		(7)	7	(1)
Balance, December 31, 2018	—	1	1,096	(1,091)	(1,154)	3,536	20	37	—
Net income attributable to Ingredion						413
Net income attributable to non-controlling interests							11
Dividends declared						(169)	(8)
Repurchases of common stock			32	31
Share-based compensation, net of issuance			9	20				(6)
Other comprehensive loss					(4)		(2)
Balance, December 31, 2019	—	1	1,137	(1,040)	(1,158)	3,780	21	31	—
Net income attributable to Ingredion						348
Net income attributable to non-controlling interests							10		(4)
Dividends declared						(171)	(8)
Share-based compensation, net of issuance			13	16				(1)
Acquisition of redeemable non-controlling interests									74
Other comprehensive loss					25		(1)
Other							(1)
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70

See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated (“Ingredion”)

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash provided by operating activities
Net income	$354	$424	$454
Non-cash charges to net income:
Depreciation and amortization	213	220	247
Mechanical stores expense	54	57	57
Deferred income taxes	(7)	3	(23)
Charge for fair value markup of acquired inventory	6	—	—
Other	99	33	39
Changes in working capital:
Accounts receivable and prepaid expenses	(3)	(61)	(70)
Inventories	(14)	(43)	(50)
Accounts payable and accrued liabilities	124	51	(3)
Margin accounts	43	(1)	5
Other	(40)	(3)	47
Cash provided by operating activities	829	680	703

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(340)	(328)	(350)
Payments for acquisitions, net of cash acquired of $14, $4 , and $ — , respectively	(236)	(42)	—
Investment in non-consolidated affiliates	(6)	(10)	(15)
Short-term investments	4	3	1
Proceeds from disposal of manufacturing facilities and properties	7	2	1
Other	—	1	2
Cash used for investing activities	(571)	(374)	(361)

Cash used for financing activities
Proceeds from borrowings	1,550	1,209	987
Payments on debt	(1,224)	(1,465)	(738)
Debt issuance costs	(9)	—	—
Repurchases of common stock, net	—	63	(657)
Issuances of common stock for share-based compensation, net of settlements	4	3	1
Dividends paid, including to non-controlling interests	(178)	(174)	(182)
Cash provided by (used for) financing activities	143	(364)	(589)

Effects of foreign exchange rate changes on cash	—	(5)	(21)

Increase (decrease) in cash and cash equivalents	401	(63)	(268)

Cash and cash equivalents, beginning of period	264	327	595

Cash and cash equivalents, end of period	$665	$264	$327

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

The preparation of the accompanying Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, and pension and other postretirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management will adjust such estimates and assumptions when facts and circumstances dictate. Foreign currency devaluations versus the U.S. dollar, corn price volatility, access to credit markets, and adverse changes in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods.

Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the U.S. dollar, are translated at current exchange rates with the related translation adjustments reported in equity as a component of accumulated other comprehensive income (loss). Income statement accounts are translated at the average exchange rate during the period. However, significant non-recurring items related to a specific event are recognized at the exchange rate on the date of the significant event. The U.S. dollar is the functional currency for the Company’s subsidiaries in Mexico and as of July 1, 2018, in Argentina.  In the second quarter of the year ended December 31, 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, resulted in a three-year cumulative inflation that exceeded 100 percent, as of June 30, 2018.  As a result, the Company elected to adopt hyperinflation accounting as of July 1, 2018, for its Argentina affiliate in accordance with GAAP.  Under hyperinflation accounting, the Argentina affiliate’s functional currency becomes the U.S. dollar.  For foreign subsidiaries where the U.S. dollar is the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates.

Cash and cash equivalents: Cash equivalents consist of all instruments purchased with an original maturity of three months or less, and which have virtually no risk of loss in value.

Accounts receivable, net: Accounts receivable, net, consist of trade and other receivables carried at approximate fair value, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is determined using the Company’s best estimate of expected credit losses using historical experience and current and future economic conditions.

Inventories: Inventories are stated at the lower of cost or net realizable value. Costs are predominantly determined using the weighted average method.

Investments:  Investments are included in Other assets in the Consolidated Balance Sheets.  The Company holds equity and cost method investments, and marketable securities as of December 31, 2020.   Investments in which the Company is able to exercise significant influence, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost, adjusted to reflect the Company’s proportionate share of income or loss, less dividends received. Investments in the common stock of affiliated companies over which the Company does not exercise significant influence are accounted for under the cost method. The marketable securities are carried at fair value with unrealized gains and losses recorded to Other income, net in accordance with Accounting Standards Codification (“ASC”) 825.

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

Property, plant and equipment and depreciation: Property, plant and equipment (“PP&E”) are stated at cost less accumulated depreciation. Depreciation is generally computed on the straight-line basis over the estimated useful lives of depreciable assets, which range from 25 to 50 years for buildings and from two to 25 years for all other assets. Where permitted by law, accelerated depreciation methods are used for tax purposes. The Company recognized depreciation expense of $183 million, $191 million, and $217 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company reviews the recoverability of the net book value of PP&E for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If this review indicates that the carrying values will not be recovered, the carrying values would be reduced to fair value and an impairment loss would be recognized. As required under GAAP, the impairment analysis for long-lived assets occurs before the goodwill impairment assessment described below. No PP&E impairment was recognized in the year ended December 31, 2020.

The following table summarizes the Company’s PP&E and accumulated depreciation as of the dates presented:

	As of December 31,
(in millions)	2020	2019
Property, plant and equipment:
Land	$207	$202
Buildings	802	748
Machinery and equipment	4,621	4,412
Property, plant and equipment, at cost	5,630	5,362
Accumulated depreciation	(3,175)	(3,056)
Property, plant and equipment, net	$2,455	$2,306

Goodwill and other intangible assets: Goodwill ($902 million and $801 million at December 31, 2020 and 2019, respectively) represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. The Company also has other intangible assets of $444 million and $437 million at December 31, 2020 and 2019, respectively. The original carrying value of goodwill and accumulated impairment charges by reportable business segment at December 31, 2020 was as follows:

	North	South	Asia-
(in millions)	America	America	Pacific	EMEA	Total
Goodwill before impairment charges	$601	$55	$225	$65	$946
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at January 1, 2019	600	22	104	65	791
Acquisitions	7	—	—	—	7
Currency translation	—	(1)	4	—	3
Balance at December 31, 2019	607	21	108	65	801
Acquisitions	14	—	85	—	99
Currency translation	—	(4)	2	4	2
Balance at December 31, 2020	$621	$17	$195	$69	$902

The following table summarizes the Company’s other intangible assets as of the dates presented:

	As of December 31, 2020
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Trademarks/tradenames (indefinite-lived)	$143	$—	$143	—
Patents	33	(2)	31	12
Customer relationships	356	(115)	241	20
Technology	103	(101)	2	9
Other	38	(11)	27	19
Total other intangible assets	$673	$(229)	$444	17

	As of December 31, 2019
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Trademarks/tradenames (indefinite-lived)	$178	$—	$178	—
Customer relationships	333	(93)	240	20
Technology	103	(91)	12	9
Other	20	(13)	7	15
Total other intangible assets	$634	$(197)	$437	17

Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over the estimated useful lives of definite-lived intangible assets. Amortization expense related to intangible assets was $30 million, $29 million, and $30 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company reviews the recoverability of the net book value of definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If this review indicates that the carrying values will not be recovered, the carrying values would be reduced to fair value and an impairment loss would be recognized.

Based on acquisitions completed through December 31, 2020, intangible asset amortization expense for the next five years is shown below.

(in millions)
Year	Amortization Expense
2021	$20
2022	19
2023	19
2024	19
2025	18
Balance thereafter	206

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

Subsequent to the Company’s annual assessment, the Company identified an impairment indicator and recorded an impairment of $35 million for its indefinite-lived intangible asset associated with the TIC Gums tradename. The impairment event was the result of management’s decision to rebrand the TIC Gums products using the broader Ingredion name and the Ingredient Solutions sub-branding beginning in 2021. There is no change to the projected revenue or operating income from the legacy brands.

In testing goodwill for impairment, the Company first assesses qualitative factors in determining whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if the Company determines that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the Company does not perform an impairment test. If the Company concludes otherwise, then the Company performs the impairment test as described in ASC Topic 350. Under this impairment test, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, then an impairment exists for the difference between the fair value and carrying value of the reporting unit. This difference is not to exceed the goodwill recorded at the reporting unit. Based on the results of the annual assessment, the Company concluded that as of July 1, 2020, there were no impairments in its reporting units.

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

Recently Adopted Accounting Standards

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350)

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill as this ASU eliminates Step 2 from the goodwill impairment test. Under this ASU, an entity will continue to perform its annual, or interim, goodwill impairment test to determine if the fair value of a reporting unit is greater than its carrying amount. An entity should then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value using the results of its Step 1 assessment, with the loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2017-04 at the beginning of its 2020 fiscal year. This ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

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

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The Company adopted this updated standard as of January 1, 2019, using the modified retrospective approach and the effective date as its date of initial application. The Company elected the package of three practical expedients permitted under the transition guidance, which among other things allowed the Company to carry forward the historical lease classification of existing leases and to not reassess expired contracts for leases.  The practical expedient for hindsight to determine lease term was not elected by the Company.  The standard resulted in the initial recognition of $170 million of total operating lease liabilities and $161 million of operating lease assets on the Consolidated Balance Sheet on January 1, 2019.  The standard did not have a material impact on the Consolidated Statement of Income or Consolidated Statement of Cash Flows upon adoption. The disclosures required by the recently adopted accounting standard are included in Note 8 of the Notes to the Consolidated Financial Statements.

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

ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.

In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This Update modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance requires disclosure changes to be presented on a retrospective basis. The Company adopted ASU 2018-14 at the beginning of its 2020 fiscal year. The Company has presented the disclosure requirements in accordance with the Update in the Consolidated Financial Statements.

NOTE 3 – Acquisitions

On July 1, 2020, the Company completed its acquisition of a controlling interest in PureCircle Limited (“PureCircle”). PureCircle is one of the leading producers and innovators of plant-based stevia sweeteners for global food and beverage industries. To complete the closing, the Company made a total cash payment of $208 million, net of $14 million of cash acquired, which it funded from cash on hand.  After the closing, the Company owned 75% of PureCircle, while the remaining 25% is owned by former PureCircle shareholders. PureCircle is consolidated by Ingredion for financial reporting purposes, with a corresponding redeemable non-controlling interest of $74 million recorded for the portion not owned by the Company at the time of acquisition. The results of PureCircle are reported on a one-month lag within the Company’s Consolidated Financial Statements during the integration process of the companies. The results of the acquired operations are included in the Company’s consolidated results from the acquisition date within the Asia-Pacific reportable segment. Pro-forma results of operations for the acquisition have not been presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

The Company has completed its allocation of the purchase price to the assets acquired and liabilities assumed, except for goodwill, contingent liabilities, and taxes, which were preliminarily recorded based on information and incorporating management’s best estimates. Contingent liabilities and taxes remain preliminary pending receipt of certain information required to finalize the determination of fair value.  The assets acquired and liabilities assumed in the transaction are generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill results from synergies and other operational benefits expected to be derived from the acquisition.   The goodwill related to PureCircle is not tax-deductible due to the structure of the acquisition.

The following table summarizes the preliminary purchase price allocations for the PureCircle acquisition as of December 31, 2020:

(in millions)	PureCircle
Working capital (excluding cash)	$60
Property, plant and equipment	91
Other, net	(22)
Identifiable intangible assets	68
Goodwill	85
Total fair value, net of cash	282
Less: Non-redeemable non-controlling interests	74
Total purchase price, net of cash	$208

The identifiable intangible assets for the acquisition of a controlling interest in PureCircle includes customer relationships, tradenames, and proprietary technology. The fair values of these intangible assets were determined to be Level 3 under the fair value hierarchy. Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for fair value estimates to be made in situations in which there is little, if any, market activity for an asset or liability at the measurement date. For more information on the fair value hierarchy, see Note 6 of the Notes to the Consolidated Financial Statements.

During the 12 months ended December 31, 2018, the Company entered into an equity method investment with Verdient Foods, Inc. (“Verdient”) by acquiring 20% of its outstanding shares. Verdient is a Canada-based producer of pulse-based protein concentrates and flours from peas, lentils, and fava beans for human food applications.  On November 3, 2020, the Company acquired the remaining 80% of the outstanding shares, as well as the leased land and buildings not owned by Verdient.  To complete the closing, the Company made a total cash payment of CAD $33 million (USD $26 million), which it funded from cash on hand. The results of the acquired operation are included in the Company’s consolidated results from the acquisition date within the North America business segment. A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The acquisition of Verdient added $14 million of goodwill and $15 million of tangible assets as of the acquisition date. Pro-forma results of operations for the acquisition made in the year ended December 31, 2020 have not been presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

On March 1, 2019, the Company completed its acquisition of Western Polymer LLC (“Western Polymer”), a privately-held, U.S.-based company headquartered in Moses Lake, Washington, that produces native and modified potato starches for industrial and food applications for $42 million, net of cash acquired of $4 million. The acquisition expanded the Company's potato starch manufacturing capacity, enhanced its processing capabilities, and broadened its higher-value specialty ingredients business and customer base. The results of the acquired operation are included in the Company’s consolidated results from the acquisition date within the North America business segment. During the three months ended March 31, 2020, the Company finalized the purchase price allocation for the Western Polymer acquisition. The finalization of goodwill and intangible assets did not have a significant impact on previously estimated amounts. The acquisition of Western Polymer added $13 million of goodwill and intangible assets and $29 million of tangible assets as of the acquisition date. Pro-forma results of operations for the acquisition made in the year ended December 31, 2019 have not been presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

The Company incurred $11 million, $3 million, and $0 of pre-tax acquisition and integration costs in the years ended December 31, 2020, 2019, and 2018, respectively, associated with its acquisitions.

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

The Company identified customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in Accounts payable and Accrued liabilities in the Consolidated Balance Sheets. These amounts are not significant as of December 31, 2020 and 2019.  The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied; therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

Shipping and handling activities related to contracts with customers represent fulfillment costs and are recorded in Cost of sales in the Consolidated Statements of Income. Taxes assessed by governmental authorities and collected from customers are accounted for on a net basis and excluded from net sales.  The Company applies a practical expedient to expense costs to obtain a contract as incurred as most contracts are one year or less.  These costs primarily include the Company’s internal sales force compensation. Under the terms of these programs, the compensation is generally earned and the costs are recognized at the time the revenue is recognized.

From time to time the Company may enter into long-term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in Other assets or Accrued liabilities in the Consolidated Balance Sheets. There were no significant contract assets or liabilities as of December 31, 2020, and 2019.

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

(in millions)	2020	2019	2018
Net sales to unaffiliated customers:
North America	$3,662	$3,834	$3,857
South America	919	960	988
Asia-Pacific	813	823	837
EMEA	593	592	607
Total	$5,987	$6,209	$6,289

NOTE 5 – Restructuring and Impairment Charges

For the year ended December 31, 2020, the Company recorded a total of $93 million of pre-tax restructuring and impairment charges, including $48 million of pre-tax restructuring costs and $45 million of pre-tax impairment charges. The Company recorded pre-tax restructuring charges of $25 million for its Cost Smart selling, general and administrative expense (“SG&A”) program. These costs include $18 million of other costs, including professional services, and $7 million of employee-related severance for the year ended December 31, 2020. The professional services costs were recorded primarily in the Company’s North America operations, while the employee-related severance were primarily recorded in the Company’s North America and EMEA operations.

The Company also recorded $23 million of pre-tax restructuring charges for its Cost Smart Cost of sales program. These costs included $10 million of restructuring charges in relation to the closure of the Lane Cove, Australia production facility, including $5 million of inventory and mechanical store write-offs, $4 million of other costs, and $1 million of accelerated depreciation. Additionally, the Company recorded $13 million of restructuring charges related to facility and product line closures in North America during the year, including the closure of the Berwick, Pennsylvania manufacturing facility and the cessation of ethanol production at the Cedar Rapids, Iowa facility. These restructuring charges included $7 million of accelerated depreciation, $2 million of employee severance, and $4 million of other restructuring-related charges.

During the year ended December 31, 2020, the Company recorded a $35 million impairment charge with respect to its indefinite-lived intangible asset associated with the TIC Gums tradename, due to the Company's decision to change its marketing strategy related to the brand. Additionally, the Company recorded a $10 million other-than-temporary impairment of its equity method investment in Verdient for the year ended December 31, 2020, triggered by decrease in fair value on its equity method investment from the agreed upon purchase price to acquire the remaining 80% interest in Verdient.

For the year ended December 31, 2019, the Company recorded $57 million of pre-tax restructuring charges. Pre-tax restructuring charges of $28 million were recorded for the year ended December 31, 2019 for the Cost Smart SG&A program. These costs included $15 million of other costs, including professional services, and $13 million of employee-related severance for the year ended December 31, 2019. These charges were recorded primarily in the Company’s North America and South America operations, and include $2 million of other costs associated with the Finance Transformation initiative in Latin America for the year ended December 31, 2019.

Additionally, for the year ended December 31, 2019, the Company recorded $29 million for its Cost Smart Cost of sales program. For the year ended December 31, 2019, the Company recorded $15 million of restructuring charges in relation to the closure of the Lane Cove, Australia production facility, consisting of $10 million of accelerated depreciation, $4 million of employee-related severance, and $1 million of other costs. Additionally, for the year ended December 31, 2019, the Company recorded $3 million of employee-related expenses primarily related to South America operations restructuring.  The Company also recorded $11 million of other costs, including professional services, for the year ended December 31, 2019, primarily in North America, including other costs of $2 million in relation to the prior year cessation of wet-milling at the Stockton, California manufacturing facility.

A summary of the Company’s severance accrual at December 31, 2020, is as follows (in millions):

Balance in severance accrual as of December 31, 2019	$15
Cost Smart Cost of sales and SG&A	9
Acquisition related	1
Payments made to terminated employees	(12)
Foreign exchange translation	(1)
Balance in severance accrual as of December 31, 2020	$12

Of the $12 million severance accrual at December 31, 2020, $11 million is expected to be paid within the next 12 months.

As of December 31, 2020, the Company identified certain assets within the Stockton, California and Lane Cove, Australia locations that met the held for sale criteria. The Company expects to sell these assets at a fair value equal to or greater than the carrying value as of December 31, 2020, and did not record a gain or loss associated with the reclassification of these assets to held for sale for the year ended December 31, 2020. The assets classified as held for sale are reflected in the Consolidated Balance Sheets as follows:

(in millions)	December 31, 2020	December 31, 2019
Other assets	$8	$—

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

As of December 31, 2020, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 95 million bushels of corn, and outstanding swap and option contracts that hedged the forecasted purchase of approximately 33 million mmbtu’s of natural gas.

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

The Company hedges certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $410 million and $621 million as of December 31, 2020 and December 31, 2019, respectively. The Company also hedges certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $224 million and $356 million as of December 31, 2020 and 2019, respectively.

The Company hedges certain assets using foreign currency cash flow hedging instruments, which had a notional value of $401 million and $374 million as of December 31, 2020 and December 31, 2019, respectively. The Company also hedges certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $542 million and $541 million as of December 31, 2020 and 2019, respectively.

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

The Company periodically enters into interest rate swaps to hedge its exposure to interest rate changes. The changes in fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gains or losses (the changes in fair value) of the hedged debt instruments that are attributable to changes in interest rates (the hedged risk), which are also recognized in earnings. As of December 31, 2020, the Company did not have any outstanding interest rate swaps. As of December 31, 2019, the Company had an outstanding interest rate swap agreement that converted the interest rates on $200 million of its $400 million 4.625% senior notes due November 1, 2020, to variable rates. The Company redeemed these notes in July 2020 and settled the outstanding interest rate swap.

The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCI until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. During the year ended December 31, 2020, the Company entered into and settled T-Locks associated with the issuance of senior notes. The realized loss upon settlement of the T-Locks was recorded in AOCI and is amortized into earnings over the life of the senior notes. The Company did not have outstanding T-Locks as of December 31, 2019 and December 31, 2020.

The derivative instruments designated as cash flow hedges included in AOCI as of December 31, 2020 and 2019 are reflected below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) included in AOCI as of December 31,
(in millions)	2020	2019
Commodity contracts, net of income tax effect of $16 and $5, respectively	$47	$(11)
Foreign currency contracts, net of income tax effect of $— and $1, respectively	(1)	3
Interest rate contracts, net of income tax effect of $1 and $ —, respectively	(4)	(1)
Total	$42	$(9)

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of December 31, 2020
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$50	$7	$—	$57	$3	$4	$—	$7
Other assets	4	—	—	4	—	1	—	1
Assets	54	7	—	61	3	5	—	8
Accounts payable and accrued liabilities	4	12	—	16	1	8	—	9
Non-current liabilities	2	—	—	2	—	2	—	2
Liabilities	6	12	—	18	1	10	—	11
Net (Liabilities)/Assets	$48	$(5)	$—	$43	$2	$(5)	$—	$(3)

	Fair Value of Hedging Instruments as of December 31, 2019
	Designated Hedging Instruments (in millions)				Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Accounts receivable, net	$5	$7	$—	$12	$2	$4	$—	$6
Other assets	1	3	1	5	—	1	—	1
Assets	6	10	1	17	2	5	—	7
Accounts payable and accrued liabilities	13	4	—	17	1	8	—	9
Non-current liabilities	4	4	—	8	—	2	—	2
Liabilities	17	8	—	25	1	10	—	11
Net (Liabilities)/Assets	$(11)	$2	$1	$(8)	$1	$(5)	$—	$(4)

Additional information pertaining to the Company’s fair value hedges is presented below:

Line item in the statement of financial position in which the hedged item is included (in millions)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
Balance sheet date as of	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Rate Contracts:
Long-Term Debt	$—	$(201)	$—	$(1)

Additional information relating to the Company’s derivative instruments is presented below:

Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI on Derivatives			Income Statement	Gains (Losses) Reclassified from AOCI into Income
(in millions)	Year Ended December 31,			Location	Year Ended December 31,
	2020	2019	2018		2020	2019	2018
Commodity contracts	$17	$(24)	$8	Cost of sales	$(62)	$(12)	$(6)
Foreign currency contracts	(7)	5	—	Net sales/cost of sales	(2)	—	1
Interest rate contracts	(5)	—	—	Financing costs, net	(1)	(2)	(1)
Total	$5	$(19)	$8		$(65)	$(14)	$(6)

Derivatives in Fair Value Hedging Relationships	Income Statement Location of Derivatives Designated as	Gains (Losses) Recognized in Income			Income Statement Location	Gains (Losses) Recognized in Income
(in millions)	Hedging Instruments	Year Ended December 31,			of Hedged Items	Year Ended December 31,
		2020	2019	2018		2020	2019	2018
Interest rate contracts	Financing costs, net	$(1)	$2	$(2)	Financing costs, net	$1	$(2)	$2

As of December 31, 2020, AOCI included $44 million of net gains (net of income taxes of $15 million) on T-Locks, foreign currency hedges, and commodities-related derivative instruments designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

Fair Value Measurements: Presented below are the fair values of the Company’s financial instruments and derivatives as of the dates presented:

	As of December 31, 2020				As of December 31, 2019
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$11	$11	$—	$—	$13	$13	$—	$—
Derivative assets	69	53	16	—	24	7	17	—
Derivative liabilities	29	3	26	—	36	5	31	—
Long-term debt	1,751	—	1,751	—	1,751	—	1,751	—
(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
(b)	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.
(c)	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable, and short-term borrowings approximate fair values. Commodity futures, options, and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps, and options are also recognized at fair value. The fair value of the Company’s Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of December 31, 2020, the carrying value and fair value of the Company’s Long-term debt was approximately $1.8 billion.

NOTE 7 – Financing Arrangements

The Company had total debt outstanding of approximately $2.2 billion and approximately $1.8 billion at December 31, 2020 and 2019, respectively. Short-term borrowings at December 31, 2020 and 2019 consist primarily of the term loan credit agreement that matures in April 2021 and amounts outstanding under various unsecured local country operating lines of credit.

During the year ended December 31, 2020, the Company sold its (i) 2.900% senior notes due 2030 in the principal amount of $600 million (the “2030 Notes”) and (ii) 3.900% senior notes due 2050 in the principal amount of $400 million (the “2050 Notes” and, together with the “2030 Notes,” the “Notes”). The Company recorded the aggregate discount of approximately $7 million at which the Notes were issued and capitalized debt issuance costs of approximately $9 million associated with the Notes.

The Company applied the net proceeds from the sale of the Notes to pay in full the outstanding balance of $394 million under the revolving credit facility described below (the “Revolving Credit Facility”) and set aside funds to repay its 4.625% senior notes due November 1, 2020 (the “November 2020 Notes”). On June 8, 2020, the Company issued a notice for the redemption in full of all $400 million principal amount of the November 2020 Notes.  The November 2020 Notes were redeemed on July 9, 2020 for a total redemption price of $409 million, including $4 million of accrued interest and a $5 million “make-whole” premium as set forth in the indenture governing the November 2020 Notes.

During the year ended December 31, 2020, the Company used proceeds from the Revolving Credit Facility to repay $200 million of its 5.62% senior notes due March 25, 2020.

On April 12, 2019, the Company amended and restated the Term Loan Credit Agreement for a $165 million senior unsecured term loan credit facility that was set to mature on April 25, 2019 (“Term Loan”) to establish a 24-month senior unsecured term loan credit facility in an amount up to $500 million that matures on April 12, 2021. The Company used the $500 million of borrowings under the new facility to pay down amounts outstanding under the Revolving Credit Facility and to pay off the Term Loan balance. The balance of the amended and restated term loan credit agreement for the new facility (“Amended Term Loan Credit Agreement”) was $380 million as of December 31, 2020.

All borrowings under the Amended Term Loan Credit Agreement bear interest at a variable annual rate based on the specified London Interbank Offered Rate (“LIBOR”) or a base rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin. The Company is required to pay a fee on the unused availability under the Amended Term Loan Credit Agreement.  The Amended Term Loan Credit Agreement contains customary representations, warranties, covenants and events of default, including covenants restricting the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and certain fundamental changes involving the Company and its subsidiaries, subject to certain exceptions in each case. The Company must also maintain a specified consolidated leverage ratio and consolidated interest coverage ratio. As of December 31, 2020, the Company was in compliance with these financial covenants. The occurrence of an event of default under the Amended Term Loan Credit Agreement could result in all loans and other obligations being declared due and payable and the term loan credit facility being terminated.

On October 11, 2016, the Company entered into a new five-year, senior, unsecured $1 billion revolving credit agreement (the “Revolving Credit Agreement”) to establish the Revolving Credit Facility, which replaced its previously existing $1 billion senior unsecured revolving credit facility. All committed pro rata borrowings under the Revolving Credit Facility bear interest at a variable annual rate based on LIBOR or a base rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin based on the Company’s leverage ratio (as reported in the financial statements delivered pursuant to the Revolving Credit Agreement) or the Company’s credit rating. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Revolving Credit Agreement provided that the Company guarantees all borrowings and other obligations of any such subsidiaries thereunder.

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default, terms and conditions, including covenants restricting on liens, subsidiary debt and mergers, subject to certain exceptions in each case. The Company must also comply with a leverage ratio covenant and an interest coverage ratio covenant. As of December 31, 2020, the Company was in compliance with these financial covenants. The occurrence of an event of default under the Revolving Credit Agreement could result in all loans and other obligations under the agreement being declared due and payable and the Revolving Credit Facility being terminated.

As of December 31, 2020, there were no borrowings outstanding under the Revolving Credit Agreement. The Revolving Credit Agreement expires on October 10, 2021.  In addition to borrowing availability under its Revolving Credit Agreement, the Company has approximately $1.2 billion of unused operating lines of credit in the various foreign countries in which it operates.

Presented below are the Company’s debt carrying amounts, net of related discounts, premiums, and debt issuance costs, and fair values as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
2.900% senior notes due June 1, 2030	$594	$596	$—	$—
3.200% senior notes due October 1, 2026	497	500	497	491
3.900% senior notes due June 1, 2050	390	395	—	—
4.625% senior notes due November 1, 2020	—	—	400	399
6.625% senior notes due April 15, 2037	253	246	253	246
5.620% senior notes due March 25, 2020	—	—	200	200
Term loan credit agreement due April 12, 2021	—	—	405	405
Other long-term borrowings	14	14	—	—
Revolving credit facility	—	—	10	10
Fair value adjustment related to hedged fixed rate debt instrument	—	—	1	—
Total long-term debt	1,748	1,751	1,766	1,751
Term loan credit agreement due April 12, 2021	380	380	—	—
Other short-term borrowings	58	58	82	82
Total short-term borrowings	438	438	82	82
Total debt	$2,186	$2,189	$1,848	$1,833

The Company’s long-term debt matures as follows: $500 million in 2026, $600 million in 2030, $250 million in 2037, and $400 million in 2050.

The Company guarantees certain obligations of its consolidated subsidiaries. The amount of the obligations guaranteed aggregated $58 million and $57 million at December 31, 2020 and 2019, respectively.

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows:

Lease Cost	Year Ended December 31,	Year Ended December 31,
(in millions)	2020	2019
Operating lease cost	$58	$55
Variable operating lease cost	29	24
Short term lease cost	4	3
Lease cost	$91	$82

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented on the Company’s Consolidated Balance Sheet as of December 31, 2020.

Operating Leases	As of
(in millions)	December 31, 2020
2021	$51
2022	43
2023	33
2024	23
2025	15
Thereafter	37
Total future lease payments	202
Less imputed interest	20
Present value of future lease payments	182
Less current lease liabilities	46
Non-current operating lease liabilities	$136
Operating lease assets	$173

Additional information related to the Company’s operating leases is listed below. As part of the adoption of the new lease accounting standard, right-of-use assets obtained in exchange for lease liabilities resulted in the initial recognition of $161 million operating lease assets during the year ended December 31, 2019. The standard adoption also resulted in the initial recognition of $170 million of total operating lease liabilities during the year ended December 31, 2019.

Other Information	Year Ended December 31,	Year Ended December 31,
($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60	$55
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$76	$212
	As of	As of
	December 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	5.5 years	5.5 years
Weighted average discount rate:
Operating leases	4.9%	5.7%

NOTE 9 – Income Taxes

The components of income before income taxes and the provision for income taxes are shown below:

	Year Ended December 31,
(in millions)	2020	2019	2018
Income (loss) before income taxes:
U.S.	$(15)	$74	$121
Foreign	521	508	500
Total income before income taxes	506	582	621
Provision for income taxes:
Current tax expense:
U.S. federal	1	6	17
State and local	2	2	1
Foreign	156	147	172
Total current tax expense	159	155	190
Deferred tax expense (benefit):
U.S. federal	(18)	(8)	(14)
State and local	(1)	—	(2)
Foreign	12	11	(7)
Total deferred tax expense (benefit)	(7)	3	(23)
Total provision for income taxes	$152	$158	$167

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Significant temporary differences as of December 31, 2020 and 2019 are summarized as follows:

	As of December 31,
(in millions)	2020	2019
Deferred tax assets attributable to:
Employee benefit accruals	$20	$23
Pensions and postretirement plans	21	22
Lease liabilities	44	39
Derivative contracts	—	2
Other	60	46
Net operating loss carryforwards	32	24
Foreign tax credit carryforwards	5	1
Total deferred tax assets	182	157
Valuation allowances	(30)	(29)
Total deferred tax assets (net of valuation allowance)	152	128
Deferred tax liabilities attributable to:
Property, plant and equipment	173	175
Identified intangibles	46	41
Right-of-use lease assets	42	37
Foreign withholding and state taxes on unremitted earnings	31	32
Goodwill	20	17
Brazilian indirect tax credits	18	8
Derivative contracts	16	—
Total deferred tax liabilities	346	310
Net deferred tax liabilities	$194	$182

Of the $32 million of tax-effected net operating loss carryforwards as of December 31, 2020, approximately $12 million are for state loss carryforwards and approximately $20 million are for foreign loss carryforwards. Of the $24 million of tax-effected net operating loss carryforwards as of December 31, 2019, approximately $9 million are for state loss carryforwards and approximately $15 million are for foreign loss carryforwards. Income tax accounting requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, tax carryovers and projected future taxable income. As of December 31, 2020, the Company maintained valuation allowances of $12 million for state loss carryforwards, $4 million for state credits, $1 million for state Internal Revenue Code section 163(j) limitations, $5 million for foreign tax credits and $6 million for foreign loss carryforwards, all of which management has determined will more likely than not expire prior to realization. As of December 31, 2019, the Company maintained valuation allowances of $9 million for state loss carryforwards, $4 million for state credits, $1 million for state Internal Revenue Code section 163(j) limitations, $1 million for foreign tax credits and $13 million for foreign loss carryforwards all of which management has determined will more likely than not expire prior to realization. In addition, the Company maintains valuation allowances on foreign subsidiaries’ net deferred tax assets of $2 million and $1 million, for the years ended December 31, 2020 and 2019, respectively.

Net operating loss carryforwards disclosed in the financial statements differ from the as-filed tax returns due to an unrecognized tax benefit. Foreign net operating loss carryforwards would increase $19 million, absent the unrecognized tax benefit.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate follows:

	Year Ended December 31,
	2020	2019	2018
Provision for tax at U.S. statutory rate	21.0%	21.0%	21.0%
Tax rate difference on foreign income	7.9	5.8	5.2
Net impact of tax benefit of intercompany financings	(0.8)	(1.2)	(0.8)
Net impact of global intangible low-taxed income (“GILTI”)	(1.0)	1.2	1.0
Net impact of U.S. foreign tax credits	1.6	1.0	0.5
Net impact of valuation allowance in Argentina	(0.6)	0.3	1.0
Other items, net	1.9	(1.0)	(1.0)
Provision at effective tax rate	30.0%	27.1%	26.9%

The Company has significant operations in Mexico, Pakistan and Colombia where the 2020 statutory tax rates are 30 percent, 29 percent and 33 percent (including local trade taxes), respectively. In addition, the Company's subsidiary in Brazil has a statutory tax rate of 34 percent before the application of local incentives that vary each year.

The Company made an accounting election to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”)  During the year ended December 31, 2020, the Company made a GILTI  high-tax exclusion election with respect to the years ended December 31, 2020 and 2019. As a result, the company recorded a tax benefit in the amount of $5 million, or 1.0 percentage points on the effective tax rate.

During the year ended December 31, 2020, the Company utilized previously unbenefited net operating losses in Argentina and recorded a benefit of $3 million, or 0.6 percentage points on the effective rate.  The Company recorded valuation allowances in the amount of $2 million, or 0.3 percentage points on the effective tax rate, and $6 million, or 1.0 percentage points on the effective tax rate for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2017, for U.S. tax purposes, all of the undistributed earnings and profits of the Company’s foreign subsidiaries were deemed to be repatriated and subjected to a transition tax. As of December 31, 2020, the remaining balance was a $31 million liability for foreign withholding and state income taxes on certain unremitted earnings from foreign subsidiaries. No foreign withholding taxes, federal and state taxes on foreign currency gains/losses have been provided on distributions of approximately $2.2 billion of unremitted earnings of the Company’s foreign subsidiaries, as such amounts are considered permanently reinvested. It is not practicable to estimate the additional income taxes, including applicable foreign withholding taxes that would be due upon the repatriation of these earnings.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for 2020 and 2019 is as follows:

	Year Ended December 31,
(in millions)	2020	2019
Balance at January 1	$22	$30
Additions for tax positions related to prior years	33	—
Reductions related to a lapse in the statute of limitations	(9)	(8)
Balance at December 31	$46	$22

Of the $46 million of unrecognized tax benefits as of December 31, 2020, $36 million represents the amount that, if recognized, could affect the effective tax rate in future periods. The remaining $10 million includes an offset of $9 million for an income tax receivable and $1 million of federal benefit created as part of a U.S.-Canada tax settlement.

The Company accounts for interest and penalties related to income tax matters within the provision for income taxes. The Company has accrued $4 million of interest expense and penalties related to the unrecognized tax benefits as of December 31, 2020. The accrued interest expense was $2 million as of December 31, 2019.

The Company is subject to U.S. federal income tax as well as income tax in multiple states and non-U.S. jurisdictions. The U.S. federal tax returns are subject to audit for the years 2016 through 2019. In general, the Company’s foreign subsidiaries remain subject to audit for years 2010 and later.

It is reasonably possible that the total amount of unrecognized tax benefits including interest and penalties will increase or decrease within 12 months of December 31, 2020.  The Company believes it is reasonably possible that approximately $12 million of unrecognized tax benefits may be recognized within 12 months of December 31, 2020 as a result of a lapse of the statute of limitations, of which $3 million, could affect the effective tax rate. The Company has classified none of the unrecognized tax benefits as current because they are not expected to be resolved within the next 12 months.

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

Pension Obligation and Funded Status: The changes in pension benefit obligations and plan assets during the years ended December 31, 2020 and 2019, as well as the funded status and the amounts recognized in the Company’s Consolidated Balance Sheets related to the Company’s pension plans at December 31, 2020, and 2019, were as follows:

	U.S. Plans		Non-U.S. Plans
(in millions)	2020	2019	2020	2019
Benefit obligation
At January 1	$387	$357	$254	$223
Service cost	5	5	4	3
Interest cost	11	14	10	10
Benefits paid	(23)	(28)	(12)	(11)
Actuarial loss (gain)	29	39	14	24
Curtailment/settlement/amendments	—	—	—	(2)
Foreign currency translation	—	—	5	7
Benefit obligation at December 31	$409	$387	$275	$254

Fair value of plan assets
At January 1	$408	$353	$231	$207
Actual return on plan assets	53	82	22	24
Employer contributions	1	1	4	7
Benefits paid	(23)	(28)	(12)	(11)
Plan settlements	—	—	—	(3)
Foreign currency translation	—	—	4	7
Fair value of plan assets at December 31	$439	$408	$249	$231

Funded status	$30	$21	$(26)	$(23)

As of December 31, 2020, the increase in the benefit obligation for U.S. and non-U.S. plans was driven by actuarial losses, which mainly resulted from a decline in discount rates due to the fall in bond yields compared to the prior year. As of December 31, 2019, the increase in benefit obligations for U.S. and non-U.S. plans was driven by actuarial losses, which mainly resulted from a decline in discount rates due to the fall in bond yields compared to the prior year.

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2020 and 2019 were as follows:

	U.S. Plans		Non-U.S. Plans
(in millions)	2020	2019	2020	2019
Non-current asset	$41	$32	$36	$31
Current liabilities	(1)	(1)	(1)	(2)
Non-current liabilities	(10)	(10)	(61)	(52)
Net asset (liability) recognized	$30	$21	$(26)	$(23)

Amounts recognized in accumulated other comprehensive loss, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2020 and 2019 were as follows:

	U.S. Plans		Non-U.S. Plans
(in millions)	2020	2019	2020	2019
Net actuarial loss	$12	$15	$61	$62
Transition obligation	—	—	1	1
Prior service credit	(5)	(6)	—	—
Net amount recognized	$7	$9	$62	$63

The decrease in the net amount recognized in accumulated comprehensive loss at December 31, 2020, for the U.S. pension plans as compared to December 31, 2019, is mainly due to the actual return on assets exceeding the expected return on assets. This is partially offset by the effect of the decrease in discount rates used to measure the Company’s obligations under its U.S. pension plans.

The decrease in the net amount recognized in accumulated comprehensive loss at December 31, 2020, for the non-U.S. pension plans, as compared to December 31, 2019, is mainly due to the actual return on assets exceeding the expected return on assets. This is partially offset by the effect of the decrease in discount rates used to measure the Company’s obligations under its non-U.S. pension plans.

The accumulated benefit obligation for all defined benefit pension plans was $664 million and $601 million at December 31, 2020 and 2019, respectively.

Information for pension plans with a projected benefit obligation in excess of plan assets and an accumulated benefit obligation in excess of plan assets was as follows:

	U.S. Plans		Non-U.S. Plans
(in millions)	2020	2019	2020	2019
Projected benefit obligation	$(11)	$(11)	$(81)	$(56)
Accumulated benefit obligation	(10)	(10)	(70)	(45)
Fair value of plan assets	—	—	19	2

All U.S. plans and most non-U.S. plans value the vested benefit obligation based on the actuarial present value of the vested benefits to which employees are currently entitled based on employees’ expected date of separation or retirement.

Components of net periodic benefit cost consist of the following for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	U.S. Plans			Non-U.S. Plans
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$5	$5	$6	$4	$3	$3
Interest cost	11	14	13	10	10	10
Expected return on plan assets	(21)	(18)	(21)	(8)	(8)	(9)
Amortization of actuarial loss	—	1	—	2	2	2
Amortization of prior service credit	(1)	(1)	—	—	—	—
Net periodic benefit cost	$(6)	$1	$(2)	$8	$7	$6

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

Total amounts recorded in other comprehensive income and net periodic benefit cost were as follows:

(in millions, pre-tax)	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Net actuarial (gain) loss	$(3)	$(25)	$19	$1	$7	$4
Prior service cost	—	—	—	—	1	—
Amortization of actuarial loss	—	(1)	—	(2)	(2)	(2)
Amortization of prior service credit	1	1	—	—	—	—
Total recorded in other comprehensive income	(2)	(25)	19	(1)	6	2
Net periodic benefit cost	(6)	1	(2)	8	7	6
Total recorded in other comprehensive income and net periodic benefit cost	$(8)	$(24)	$17	$7	$13	$8

The following weighted average assumptions were used to determine the Company’s obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Discount rate	2.58%	3.34%	2.84%	3.55%
Rate of compensation increase	4.26	4.21	3.54	3.75
Cash balance interest crediting rate	3.76	4.16	—	—

The following weighted average assumptions were used to determine the Company’s net periodic benefit cost for the pension plans:

	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Discount rate	3.34%	4.38%	3.70%	3.55%	4.33%	4.02%
Expected long-term return on plan assets	5.30	5.30	5.30	3.81	4.37	4.31
Rate of compensation increase	4.21	4.31	4.42	3.68	3.63	3.58
Cash balance interest crediting rate	4.16	4.49	4.56	—	—	—

For the year ended December 31, 2020, the Company assumed an expected long-term rate of return on assets of 5.30 percent for U.S. plans and approximately 3.16 percent for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of U.S. and Canadian debt and equity securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from the Company’s independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices.

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

The Company’s weighted average asset allocation as of December 31, 2020, and 2019 for U.S. and non-U.S. pension plan assets is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	2020	2019	2020	2019
Equity securities	20%	21%	18%	17%
Debt securities	79	78	58	63
Cash and other	1	1	24	20
Total	100%	100%	100%	100%

The fair values of the Company’s plan assets by asset category and level in the fair value hierarchy are as follows:

	Fair Value Measurements at December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Equity index:
U.S. (a)	$—	$45	$—	$45
International (b)	—	44	—	44
Fixed income index:
Long bond (c)	—	276	—	276
Long government bond (d)	—	69	—	69
Cash (e)	—	5	—	5
Total U.S. Plans	$—	$439	$—	$439
Non-U.S. Plans:
Equity index:
U.S. (a)	$—	$26	$—	$26
International (b)	—	19	—	19
Fixed income index:
Short bond (f)	—	31	—	31
Intermediate bond (g)	—	38	—	38
Long bond (h)	—	106	—	106
Other (i)	—	26	—	26
Cash (e)	3	—	—	3
Total Non-U.S. Plans	$3	$246	$—	$249

	Fair Value Measurements at December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Equity index:
U.S. (a)	$—	$43	$—	$43
International (b)	—	42	—	42
Fixed income index:
Long bond (c)	—	295	—	295
Long govt bond (d)	—	25	—	25
Cash (e)	—	3	—	3
Total U.S. Plans	$—	$408	$—	$408
Non-U.S. Plans:
Equity index:
U.S. (a)	$—	$22	$—	$22
International (b)	—	17	—	17
Fixed income index:
Intermediate bond (g)	—	52	—	52
Long bond (h)	—	95	—	95
Other (i)	—	24	—	24
Cash (e)	2	19	—	21
Total Non-U.S. Plans	$2	$229	$—	$231
(a)	This category consists of both passively and actively managed equity index funds that track the return of large capitalization U.S. equities.
(b)	This category consists of both passively and actively managed equity index funds that track an index of returns on international developed market equities.
(c)	This category consists of an actively managed fixed income index fund that invests in a diversified portfolio of fixed-income corporate securities with maturities generally exceeding 10 years.
(d)	This category consists of an actively managed fixed income index fund that invests in a diversified portfolio of fixed-income U.S. treasury securities with maturities generally exceeding 10 years.
(e)	This category represents cash or cash equivalents.
(f)	This category consists of both passively and actively managed fixed income index funds that track the return of short duration government and investment grade corporate bonds.
(g)	This category consists of both passively and actively managed fixed income index funds that track the return of intermediate duration government and investment grade corporate bonds.

(h)	This category consists of both passively and actively managed fixed income index funds that track the return of government bonds and investment grade corporate bonds.
(i)	This category mainly consists of investment products provided by insurance companies that offer returns that are subject to a minimum guarantee and mutual funds.

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

In the year ended December 31, 2020, the Company made cash contributions of $1 million and $4 million to its U.S. and non-U.S. pension plans, respectively. The Company anticipates that in the year ending December 31, 2021 it will make cash contributions of $1 million and $3 million to its U.S. and non-U.S. pension plans, respectively. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.

The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made:

(in millions)	U.S. Plans	Non-U.S. Plans
2021	$23	$11
2022	24	12
2023	24	13
2024	24	13
2025	24	13
Years 2026 - 2030	126	70

The Company and certain subsidiaries also maintain defined contribution plans. The Company makes matching contributions to these plans that are subject to certain vesting requirements and are based on a percentage of employee contributions. Amounts charged to expense for defined contribution plans totaled $22 million, $20 million, and $21 million in the years ended December 31, 2020, 2019, and 2018, respectively.

Postretirement Benefit Plans: The Company’s postretirement benefit plans currently are not funded. The information presented below includes plans in the U.S., Brazil, and Canada. The changes in the benefit obligations of the plans during the years ended December 31, 2020 and 2019, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019, are as follows:

(in millions)	2020	2019
Accumulated postretirement benefit obligation
At January 1	$69	$64
Service cost	—	1
Interest cost	3	3
Actuarial loss (gain)	4	6
Benefits paid	(5)	(5)
Foreign currency translation	(3)	—
At December 31	68	69
Fair value of plan assets	—	—
Funded status	$(68)	$(69)

As of December 31, 2020, the decrease in the postretirement benefit obligation was mainly driven by favorable foreign currency translation related to the Company’s Canada and Brazil postretirement plans.  As of December 31, 2019, the increase in the postretirement benefit obligation was driven by actuarial losses, which mainly resulted from a decline in discount rates due to the fall in bond yields compared to the prior year.

Amounts recognized in the Consolidated Balance Sheets consist of:

(in millions)	2020	2019
Current liabilities	$(4)	$(4)
Non-current liabilities	(64)	(65)
Net liability recognized	$(68)	$(69)

Amounts recognized in accumulated other comprehensive loss (income), excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2020 and 2019 were as follows:

(in millions)	2020	2019
Net actuarial loss	$17	$14
Prior service credit	—	(2)
Net amount recognized	$17	$12

Components of net periodic benefit cost consisted of the following for the years ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
(in millions)	2020	2019	2018
Service cost	$—	$1	$1
Interest cost	3	3	3
Amortization of actuarial loss	1	—	—
Amortization of prior service credit	(2)	(2)	(2)
Net periodic benefit cost	$2	$2	$2

The service cost component of net periodic benefit cost is presented within either cost of sales or operating expenses on the Consolidated Statements of Income. The interest cost and amortization of prior service credit components of net periodic benefit cost are presented as other, non-operating income on the Consolidated Statements of Income.

Total amounts recorded in other comprehensive income and net periodic benefit cost was as follows:

(in millions, pre-tax)	2020	2019	2018
Net actuarial loss (gain)	$4	$6	$(3)
Amortization of prior service credit	2	2	2
Amortization of actuarial loss	(1)	—	—
Total recorded in other comprehensive income	5	8	(1)
Net periodic benefit cost	2	2	2
Total recorded in other comprehensive income and net periodic benefit cost	$7	$10	$1

The following weighted average assumptions were used to determine the Company’s obligations under the postretirement plans:

	2020	2019
Discount rate	3.69%	4.18%

The following weighted average assumptions were used to determine the Company’s net postretirement benefit cost:

	2020	2019	2018
Discount rate	4.42%	5.49%	4.93%

The discount rate reflects a rate of return on high-quality fixed-income investments that match the duration of expected benefit payments. The Company has typically used returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligations are established based upon actual healthcare trends and consultation with actuaries and benefit providers. The following assumptions were used as of December 31, 2020:

	U.S.	Canada	Brazil
2020 increase in per capita cost	5.90%	5.83%	7.07%
Ultimate trend	4.50%	4.00%	7.07%
Year ultimate trend reached	2028	2040	2020

The following benefit payments, which reflect anticipated future service, as appropriate, are expected to be made under the Company’s postretirement benefit plans:

(in millions)
2021	$4
2022	4
2023	4
2024	4
2025	4
Years 2026 - 2030	19

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

The Company is required to make contributions to this plan as determined by the terms and conditions of the collective bargaining agreements and plan terms. For the years ended December 31, 2020, 2019, and 2018, the Company made regular contributions of $14 million, $13 million, and $12 million, respectively, to this multi-employer plan. The Company cannot currently estimate the amount of multi-employer plan contributions that will be required in the year ending December 31, 2021 and future years, but these contributions could increase due to healthcare cost trends. The collective bargaining agreements associated with this plan expire during 2021 through 2024.

NOTE 11 – Equity

Preferred stock: The Company has authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding at December 31, 2020 and 2019.

Treasury stock: On October 22, 2018, the Board of Directors authorized a stock repurchase program permitting the Company to purchase up to 8 million of its outstanding shares of common stock from November 5, 2018 through December 31, 2023.  The parameters of the Company’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under the Company’s stock incentive plan. However, the Company expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

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

The Company did not repurchase shares of common stock in the year ended December 31, 2020

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2020, 2019 and 2018:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Outstanding
Balance at December 31, 2017	77,811	5,815	71,996
Issuance of restricted stock units as compensation	—	(100)	100
Performance shares and other share-based awards	—	(68)	68
Stock options exercised	—	(209)	209
Purchase/acquisition of treasury stock	—	5,847	(5,847)
Balance at December 31, 2018	77,811	11,285	66,526
Issuance of restricted stock units as compensation	—	(105)	105
Performance shares and other share-based awards	—	(5)	5
Stock options exercised	—	(182)	182
Purchase/acquisition of treasury stock	—	—	—
Balance at December 31, 2019	77,811	10,993	66,818
Issuance of restricted stock units as compensation	—	(69)	69
Performance shares and other share-based awards	—	(5)	5
Stock options exercised	—	(124)	124
Purchase/acquisition of treasury stock	—	—	—
Balance at December 31, 2020	77,811	10,795	67,016

Share-based payments: The following table summarizes the components of the Company’s share-based compensation expense for the years ended December 31, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Stock options:
Pre-tax compensation expense	$4	$3	$5
Income tax benefit	—	—	(1)
Stock option expense, net of income taxes	4	3	4

Restricted stock units ("RSUs"):
Pre-tax compensation expense	12	10	12
Income tax benefit	(1)	(2)	(2)
RSUs, net of income taxes	11	8	10

Performance shares and other share-based awards:
Pre-tax compensation expense	7	5	4
Income tax benefit	(1)	—	—
Performance shares and other share-based compensation expense, net of income taxes	6	5	4

Total share-based compensation:
Pre-tax compensation expense	23	18	21
Income tax benefit	(2)	(2)	(3)
Total share-based compensation expense, net of income taxes	$21	$16	$18

The Company has a stock incentive plan (“SIP”) administered by the People, Culture and Compensation Committee (“Compensation Committee”) of its Board of Directors that provides for the granting of stock options, restricted stock, restricted stock units, and other share-based awards to certain key employees. A maximum of 8 million shares were originally authorized for awards under the SIP. As of December 31, 2020, 2.1 million shares were available for future grants under the SIP. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.

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

The Company granted non-qualified options to purchase 336, 247, and 215 thousand shares for the years ended December 31, 2020, 2019, and 2018, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2020	2019	2018
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	1.4%	2.5%	2.5%
Expected volatility	19.8%	19.7%	19.8%
Expected dividend yield	2.9%	2.7%	1.8%

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

A summary of stock option transactions for the year ended December 31, 2020 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	2,055	$84.36	5.30	$34
Granted	336	88.35
Exercised	(124)	47.12
Cancelled	(29)	103.57
Outstanding as of December 31, 2020	2,238	$86.55	5.15	$14
Exercisable as of December 31, 2020	1,709	$84.38	4.11	$14

For the years ended December 31, 2020, 2019 and 2018, cash received from the exercise of stock options was $6 million, $6 million, and $10 million, respectively. As of December 31, 2020, the unrecognized compensation cost related to non-vested stock options totaled $2 million, which is expected to be amortized over the weighted-average period of approximately 1.6 years.

Additional information pertaining to stock option activity is as follows:

	Year Ended December 31,
(dollars in millions, except per share)	2020	2019	2018
Weighted average grant date fair value of stock options granted (per share)	$11.48	$14.02	$24.01
Total intrinsic value of stock options exercised	5	10	15

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

The following table summarizes RSU activity for the year:

		Weighted
	Number of	Average
	Restricted	Fair Value
(shares in thousands)	Shares	per Share
Non-vested at December 31, 2019	339	$108.02
Granted	196	87.01
Vested	(94)	117.33
Cancelled	(23)	101.72
Non-vested at December 31, 2020	418	$96.45

The total fair value of RSUs that vested in the years ended December 31, 2020, 2019 and 2018 was $17 million, $16 million, and $15 million, respectively.

At December 31, 2020, the total remaining unrecognized compensation cost related to RSUs was $23 million which will be amortized on a weighted-average basis over approximately 1.8 years. Recognized compensation cost related to unvested RSUs is included in Share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $23 million and $23 million at December 31, 2020 and 2019, respectively.

Performance Shares: The Company has a long-term incentive plan for senior management in the form of performance shares. Historically these performance shares vested based solely on the Company’s total shareholder return as compared to the total shareholder return of its peer group over the three-year vesting period. Beginning with the  performance share grants in the year ended December 31, 2019, the vesting of the performance shares will be based on two performance metrics. Fifty percent of the performance shares awarded will vest based on the Company’s total shareholder return as compared to the total shareholder return of its peer group, and the remaining fifty percent will vest based on the calculation of the Company’s three-year average Adjusted Return on Invested Capital (“ROIC”) against an established ROIC target.

For the performance shares awarded in the first quarter of the year ended December 31, 2020, based on the Company’s total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s total shareholder return as compared to the total shareholder return of its peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the performance shares awarded in the first quarter of the year ended December 31, 2020, based on ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. Compensation expense is based on the market price of the Company’s common stock on the date of the grant and the final number of shares that ultimately vest.  The Company will estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect the Company’s estimated ROIC performance versus the target. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

The Company awarded 81 thousand, 70 thousand, and 27 thousand performance shares in the years ended December 31, 2020, 2019 and 2018, respectively. The weighted average fair value of the shares granted during the years ended December 31, 2020, 2019 and 2018 was $94.48, $92.57, and $141.91, respectively.

The performance share awards granted in the year ended December 31, 2017 vested in the first quarter of 2020, achieving a zero percent payout of the granted performance shares. As of December 31, 2020, the performance awards granted in the year ended December 31, 2018 are estimated to pay out at zero percent.  There were seven thousand shares cancelled during the year ended December 31, 2020.

As of December 31, 2020, the unrecognized compensation cost relating to these plans was $4 million, which will be amortized over the remaining requisite service periods of 1.8 years. Recognized compensation cost related to these unvested awards is included in share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $7 million and $9 million at December 31, 2020 and 2019, respectively.

Other share-based awards under the SIP: Under the compensation agreement with the Board of Directors, $120,000 of a non-employee director’s annual retainer and 50 percent of the additional retainers paid to the Lead Director and the Chairs of committees of the Board of Directors are awarded in shares of common stock or, if a director elects to defer all or a portion of his or her common stock or cash compensation, in shares of restricted stock units. These restricted units may not be transferred until a date not less than six months after the director’s termination of service from the Board  of Directors, at which time the restricted units will be settled by delivering shares of common stock with fractional shares to be paid in cash. The compensation expense relating to this plan included in the Consolidated Statements of Income was approximately $2 million for the year ended December 31, 2020 and $1 million for the years ended December 31, 2019 and 2018. At December 31, 2020, there were approximately 232 thousand restricted stock units outstanding under this plan at a carrying value of approximately $15 million.

Accumulated Other Comprehensive Loss: A summary of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2019, and 2020, is presented below:

(in millions)	Cumulative Translation Adjustment	Deferred (Loss) Gain on Hedging Activities	Pension and Postretirement Adjustment	Unrealized (Loss) Gain on Investment	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(951)	$(13)	$(51)	$2	$(1,013)
Other comprehensive income (loss) before reclassification adjustments	(129)	8	(20)	—	(141)
Amount reclassified from accumulated OCI	—	6	—	—	6
Tax benefit (provision)	—	(4)	5	—	1
Net other comprehensive income (loss)	(129)	10	(15)	—	(134)
Adoption of ASU 2016-01	—	—	—	(2)	(2)
Adoption of ASU 2018-02	—	(2)	(3)	—	(5)
Other	—	(2)	(3)	(2)	(7)
Balance, December 31, 2018	(1,080)	(5)	(69)	—	(1,154)
Other comprehensive (loss) income before reclassification adjustments	(9)	(19)	11	—	(17)
Amount reclassified from accumulated OCI	—	14	—	—	14
Tax benefit (provision)	—	1	(2)	—	(1)
Net other comprehensive (loss) income	(9)	(4)	9	—	(4)
Balance, December 31, 2019	$(1,089)	$(9)	$(60)	$—	$(1,158)
Other comprehensive loss before reclassification adjustments	(25)	5	(2)	—	(22)
Amount reclassified from accumulated OCI	—	65	—	—	65
Tax benefit (provision)	—	(19)	1	—	(18)
Net other comprehensive loss	(25)	51	(1)	—	25
Balance, December 31, 2020	$(1,114)	$42	$(61)	$—	$(1,133)

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	2020			2019			2018
	Net Income	Weighted	Per	Net Income	Weighted	Per	Net Income	Weighted	Per
	Available	Average	Share	Available	Average	Share	Available	Average	Share
(in millions, except per share amounts)	to Ingredion	Shares	Amount	to Ingredion	Shares	Amount	to Ingredion	Shares	Amount
Basic EPS	$348	67.2	$5.18	$413	66.9	$6.17	$443	70.9	$6.25

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.4			0.5			0.9
Diluted EPS	$348	67.6	$5.15	$413	67.4	$6.13	$443	71.8	$6.17

Approximately 1.7 million, 1.1 million, and 0.5 million share-based awards of common stock were excluded in the years ended December 31, 2020, 2019, and 2018, respectively, from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.

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

Presented below are the Company’s net sales to unaffiliated customers by reportable segment for the years ended December 31, 2020, 2019, and 2018.

(in millions)	2020	2019	2018
Net sales to unaffiliated customers:
North America	$3,662	$3,834	$3,857
South America	919	960	988
Asia-Pacific	813	823	837
EMEA	593	592	607
Total	$5,987	$6,209	$6,289

Presented below is the Company’s operating income by reportable segment for the years ended December 31, 2020, 2019, and 2018.

(in millions)	2020	2019	2018
Operating income:
North America	$487	$522	$545
South America	112	96	99
Asia-Pacific	80	87	104
EMEA	102	99	116
Corporate	(122)	(99)	(97)
Subtotal	659	705	767
Restructuring/impairment charges (a)	(93)	(57)	(64)
Acquisition/integration costs	(11)	(3)	—
Brazil tax matter (b)	36	22	—
Charge for fair value markup of acquired inventory	(6)	—	—
North America storm damage	(3)	—	—
Other	—	(3)	—
Total operating income	$582	$664	$703
(a)	The year ended December 31, 2020 includes $93 million of restructuring and impairment expenses, including $23 million of net restructuring related expenses as part of the Cost Smart Cost of sales program, $25 million of net restructuring related expenses as part of the Cost Smart SG&A program, and $45 million in impairment charges. The year ended December 31, 2019 includes $57 million of restructuring expenses, including $29 million of net restructuring related expenses as part of the Cost Smart Cost of sales program and $28 million of employee-related and other costs, including professional services, associated with the Cost Smart SG&A program. The year ended December 31, 2018 includes $49 million of restructuring expenses as part of the Cost Smart Cost of sales program in relation to the cessation of wet-milling at the Stockton, California manufacturing facility, $11 million of restructuring costs related to Cost Smart SG&A program, $3 million of costs related to the North America finance transformation program, and $1 million of costs related to the leaf extraction process in Brazil.

(b)	In the year ended December 31, 2019 the Company received a favorable judgment from the Federal Court of Appeals in Brazil related to certain indirect taxes collected in prior years. To account for the judgment, the Company recorded a $22 million pre-tax benefit for the favorable judgment, in accordance with ASC 450, Contingencies during the three and twelve months ended December 31, 2019. In the year ended December 31, 2020, the Company received another favorable court judgment that further clarifies the calculation of the Company's benefit, resulting in a larger indirect tax claim against the government. As a result, the Company recorded an additional $35 million pre-tax benefits during the three and twelve months ended December 31, 2020. The Company expects to be entitled to credits against its Brazilian federal tax payments in 2021 and future years. The total benefit recorded represents the Company's current estimate of the credits and interest due from the favorable decision in accordance with ASC 450, Contingencies. In addition, the Company received a second favorable ruling in Brazil reversing the taxes previously paid related to a government subsidy. The Company recorded pre-tax benefits of $1 million and tax provision benefit of $3 million related to this second ruling during the three months ended December 31, 2020.

Presented below are the Company’s total assets by reportable segment as of December 31, 2020 and 2019.

	As of December 31,
(in millions)	2020	2019
Total assets:
North America (a)	$4,231	$3,924
South America	818	774
Asia-Pacific	1,255	843
EMEA	554	499
Total	$6,858	$6,040
(a)	For purposes of presentation, North America includes Corporate assets.

Presented below are the Company’s depreciation and amortization, mechanical stores expense, and capital expenditures and mechanical stores purchases by reportable segment for the years ended December 31, 2020, 2019, and 2018.

(in millions)	2020	2019	2018
Depreciation and amortization:
North America (a)	$147	$146	$180
South America	19	22	24
Asia-Pacific	32	37	27
EMEA	15	15	16
Total	$213	$220	$247
Mechanical stores expense (b):
North America (a)	$39	$40	$38
South America	7	10	11
Asia-Pacific	4	4	5
EMEA	4	3	3
Total	$54	$57	$57
Capital expenditures and mechanical stores purchases:
North America (a)	$243	$226	$232
South America	39	45	61
Asia-Pacific	46	40	39
EMEA	12	17	18
Total	$340	$328	$350
(a)	For purposes of presentation, North America includes Corporate activities of depreciation, amortization, and capital expenditures, respectively.
(b)	Represents spare parts used in the production process. Such spare parts are recorded in PP&E as part of machinery and equipment until they are utilized in the manufacturing process and expensed as a period cost.

The following table presents net sales to unaffiliated customers by country of origin for the years ended December 31, 2020, 2019, and 2018:

	Net Sales
(in millions)	2020	2019	2018
U.S.	$2,284	$2,368	$2,386
Mexico	984	1,075	1,067
Brazil	447	479	478
Canada	393	390	404
Korea	268	270	296
Others	1,611	1,627	1,658
Total	$5,987	$6,209	$6,289

The following table presents long-lived assets (excluding intangible assets and deferred income taxes) by country as of December 31:

	Long-lived Assets
(in millions)	2020	2019
U.S.	$1,276	$1,239
Mexico	342	343
Canada	245	187
Brazil	202	205
Thailand	165	156
Germany	137	129
Korea	116	110
Others	359	260
Total	$2,842	$2,629

NOTE 13 – Commitments and Contingencies

In January 2019, the Company’s Brazilian subsidiary received a favorable decision from the Federal Court of Appeals in Sao Paulo, Brazil, related to certain indirect taxes collected in prior years. The Company finalized its calculation of the amount of the credits and interest due from the favorable decision, concluding that the Company could be entitled to approximately $66 million of credits spanning a period from 2005 to 2018. The Department of Federal Revenue of Brazil, however, issued an Internal Ruling in which it charged that the Company is entitled to only $22 million of the calculated indirect tax credits and interest for the period from 2005 to 2014. The Brazil National Treasury filed a motion for clarification with the Brazilian Supreme Court, asking the Court, among other things, to modify the lower court’s decision to approve the Internal Ruling, which could impact the decision in favor of the Company. To account for the judgment, the Company recorded a $22 million pre-tax benefit in the Consolidated Income Statement in Other income, in accordance with ASC 450, Contingencies for the year ended December 31, 2019.

During the year ended December 31, 2020, the Company received another favorable court judgment that clarified the calculation of the Company’s benefit, allowing the Company to claim the gross treatment within the indirect tax claim calculation and a larger indirect tax claim against the government. As a result of the decision, the Company recorded an additional $35 million pre-tax benefit in the Consolidated Income Statement in Other income for the year ended December 31, 2020, related to the open period of 2005 to 2014. The total benefit recorded represents the Company’s current estimate of the credits and interest due from the favorable decisions in accordance with ASC 450, Contingencies. The Company is awaiting final court ruling for the period of 2015 to 2018, that would allow the Company to record an additional $9 million in pre-tax benefits.

The Company expects to use the indirect tax credits of $57 million (from the period of 2005 to 2014) to offset its Brazilian federal tax payments beginning in 2021. The $57 million of future tax credits are recorded in Other assets and Prepaid expenses on the Consolidated Balance Sheets, and result in deferred income taxes of $18 million. The income taxes will be paid as and when the tax credits are utilized. The Company continues to monitor the pending decisions within the Brazilian courts that may result in changes to the calculations and receipt of the benefits.

Additionally, during the twelve months ended December 31, 2020, the Company recorded a pre-tax benefit of $1 million related to the reversal of a tax decision on a government subsidy on which the Company had previously paid taxes. The Company also recorded a $3 million tax provision benefit related to this decision.

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

NOTE 14 – Supplementary Information

Consolidated Balance Sheets

(in millions)	2020	2019
Accounts receivable, net:
Accounts receivable — trade	$855	$830
Accounts receivable — other	170	157
Allowance for doubtful accounts	(14)	(10)
Total accounts receivable, net	$1,011	$977
Inventories:
Finished and in process	$584	$565
Raw materials	236	237
Manufacturing supplies	97	59
Total inventories	$917	$861
Accrued liabilities:
Compensation-related costs	$96	$93
Income taxes payable	26	16
Current lease liabilities	46	41
Dividends payable	43	42
Accrued interest	11	15
Taxes payable other than income taxes	44	36
Other	155	138
Total accrued liabilities	$421	$381
Non-current liabilities:
Employees’ pension, indemnity, and postretirement	139	132
Other	88	88
Total non-current liabilities	$227	$220

Consolidated Statements of Income

(in millions)	2020	2019	2018
Other income, net:
Brazil tax matter	$36	$22	$—
Value-added tax recovery	—	—	5
Other	(5)	(3)	5
Other income, net	$31	$19	$10

(in millions)	2020	2019	2018
Financing costs, net:
Interest expense, net of amounts capitalized (a)	$68	$84	$81
Debt extinguishment costs	5	—	—
Interest income	(6)	(7)	(9)
Foreign currency transaction losses	14	4	14
Financing costs, net	$81	$81	$86
(a)	Interest capitalized amounted to $7 million, $5 million, and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Consolidated Statements of Cash Flow

(in millions)	2020	2019	2018
Other non-cash charges to net income:
Share-based compensation expense	$22	$18	$21
Indefinite-lived asset impairment	35	—	—
Other	42	15	18
Total other non-cash charges to net income	$99	$33	$39

(in millions)	2020	2019	2018
Interest paid	$78	$80	$73
Income taxes paid	120	145	231

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

(in millions, except per share amounts)	1st QTR (a)	2nd QTR (b)	3rd QTR (c)	4th QTR (d)
2020
Net sales	$1,543	$1,349	$1,502	$1,593
Gross profit	323	271	326	352
Net income attributable to Ingredion	75	66	92	115
Basic earnings per common share of Ingredion	1.12	0.98	1.37	1.71
Diluted earnings per common share of Ingredion	1.11	0.98	1.36	1.70
Per share dividends declared	$0.63	$0.63	$0.64	$0.64

(in millions, except per share amounts)	1st QTR (e)	2nd QTR (f)	3rd QTR (g)	4th QTR (h)
2019
Net sales	$1,536	$1,550	$1,574	$1,549
Gross profit	316	329	344	323
Net income attributable to Ingredion	100	105	99	109
Basic earnings per common share of Ingredion	1.50	1.57	1.48	1.63
Diluted earnings per common share of Ingredion	1.48	1.56	1.47	1.61
Per share dividends declared	$0.625	$0.625	$0.63	$0.63
(a)	In the first quarter of the year ended December 31, 2020, the Company recorded $11 million in after-tax, net restructuring costs.
(b)	In the second quarter of the year ended December 31, 2020, the Company recorded $8 million in after-tax, net restructuring costs and $2 million in after-tax, acquisition/integration costs.
(c)	In the third quarter of the year ended December 31, 2020, the Company recorded $15 million in after-tax, net restructuring cost, $6 million in after-tax, charges for other tax matters, $4 million in after-tax, acquisition/integration cost, $4 million in after-tax, charge for early extinguishment of debt, $3 million in after-tax, charge for fair value markup of acquired inventory, and $2 million in after-tax, North America storm damage cost.
(d)	In the fourth quarter of the year ended December 31, 2020, the Company recorded $40 million in after-tax, net restructuring and impairment cost, $27 million in after-tax, income for other matters, $4 million in after-tax, acquisition/integration cost, $3 million in after-tax, income for other tax matters, $1 million in after-tax, charge for fair value markup of acquired inventory, and $1 million in after-tax, North America storm damage cost.
(e)	In the first quarter of the year ended December 31, 2019, the Company recorded $3 million in after-tax, net restructuring costs and $1 million in after-tax, net acquisition/integration costs.
(f)	In the second quarter of the year ended December 31, 2019, the Company recorded $7 million in after-tax, net restructuring costs.
(g)	In the third quarter of the year ended December 31, 2019, the Company recorded $22 million in after-tax, net restructuring cost and $2 million in after-tax charges for other tax matters.
(h)	In the fourth quarter of the year ended December 31, 2019, the Company recorded $13 million in after-tax, other income related to other matters, $12 million in after-tax, net restructuring costs, and $1 million in after-tax, acquisition/integration costs.

NOTE 15 – Subsequent Events (Unaudited)

On February 12, 2021, the Company signed an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish a joint venture to combine manufacturing operations in Argentina in order to sell value-added ingredients to customers in Argentina, Chile and Uruguay. The joint venture will be 51% owned by an affiliate of Grupo Arcor and 49% owned by an affiliate of Ingredion. The joint venture will operate five manufacturing facilities located in the districts of Chacabuco and Baradero (Province of Buenos Aires), in Lules (Province of Tucumán), and in the Industrial Complex Arroyito (Province of Córdoba), of which the two manufacturing facilities located in Chacabuco and Baradero are being contributed by Ingredion Argentina and the remaining three manufacturing facilities are being contributed by an affiliate of Grupo Arcor. The manufacturing facilities collectively produce value-added ingredients including glucose syrups, maltose, fructose, starch, and maltodextrins, among others, that are marketed to the food, beverage, pharmaceutical and other industries. The joint venture will be managed by a jointly-appointed team of executives. Subject to the satisfaction of regulatory approvals and other closing conditions, the joint venture transaction is expected to close in the second quarter of 2021.

On February 9, 2021, the Company’s Board of Directors approved the contribution by three of Ingredion’s South American subsidiaries of their net assets to the joint venture. The Board’s approval results in held-for-sale treatment of these net assets and an impairment charge in the estimated range of $350 million to $370 million, of which $310 million related to the write-off of cumulative translation adjustment in the Consolidated Balance Sheets and $40 million to $60 million related to the write-down of the contributed net assets, consisting primarily of plant, property and equipment, including two manufacturing facilities, and related operating assets.  The impairment charge is subject to finalization of ending balances and foreign exchange impacts. The impairment charge will not result in any cash expenditures. The impairment will be recorded in the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets as of and for the quarter ending March 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, Ingredion's disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  This system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

Internal control over financial reporting includes those policies and processes that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets.
2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles accepted in the U.S., and that our receipts and expenditures are being made only with proper authorizations of our management and directors.
3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and the oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on the evaluation, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) related to user access over certain information technology (“IT”) systems. As a result, our business process automated and manual controls that rely on information derived from the affected IT systems are dependent on the effective design and operation of ITGCs and are therefore also considered ineffective because they could have been adversely impacted. These control deficiencies were the result of insufficient development of IT personnel as the control owners did not adequately understand the control objectives or the design of the control activity, as well as the result of ineffective timely communication of the control objective to these IT personnel by management.

The material weakness did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results. However, because the material weakness creates a reasonable possibility that a material misstatement to our financial statements would not be prevented or detected on a timely basis, we concluded that as December 31, 2020, the internal control over financial reporting was not effective.

Under guidelines established by the U.S. Securities and Exchange Commission, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. Ingredion management excluded the acquisitions of PureCircle Limited, which was completed on July 1, 2020, and Verdient Foods, which was completed on November 1, 2020, from the assessment of the effectiveness of internal control over financial reporting. Total assets of $417 million and total net sales of $28 million associated with the acquisitions are included in the consolidated financial statements of Ingredion as of and for the year ended December 31, 2020.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, issued an adverse report on the effectiveness of Ingredion’s internal control over financial reporting as of December 31, 2020, as stated in their report on page 104 of this report.

Management's Remediation Plan

To remediate the material weakness described above, Ingredion has been and will be implementing revised controls and processes that will include the following, among others: (1) develop personnel by enhancing training for ITGC owners regarding their roles and responsibilities within the control objectives and activities; and (2) improve the documentation of the user access review control objective and related control activities, to more clearly communicate management’s expectation of the required responsibilities for the control activity. The Audit Committee of the Board of Directors and the Board of Directors have reviewed and discussed these matters with management. The Audit Committee will oversee management's efforts to remediate the identified material weakness.

The material weakness will be considered remediated when management concludes that, through testing, the applicable remediated controls are designed, implemented and operating effectively. We expect remediation of this material weakness will be completed during fiscal year 2021.

Changes in Internal Control Over Financial Reporting

Other than the matters described above under “Management’s Annual Report on Internal Control Over Financial Reporting – Management’s Remediation Plan,” there have been no changes in Ingredion's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 30, 2020 that have materially affected, or are reasonably likely to materially affect Ingredion’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ingredion Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited Ingredion Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the ineffective information technology general controls (“ITGCs”) related to user access over certain information technology (“IT”) systems has been identified and included in management’s assessment. As a result, the business process automated and manual controls that rely on information derived from the affected IT systems are dependent on the effective design and operation of ITGCs and are therefore also considered ineffective because they could have been adversely impacted. These control deficiencies were the result of insufficient development of IT personnel as the control owners did not adequately understand the control objectives or the design of the control activity, as well as, the result of ineffective timely communication of the control objective to these IT personnel by management. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired a controlling interest in PureCircle Limited and Verdient Foods during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, PureCircle Limited’s and Verdient Foods’ internal control over financial reporting associated with total assets of $417 million and total net sales of $28 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PureCircle Limited and Verdient Foods.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Chicago, Illinois
February 24, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”), including the information in the Proxy Statement appearing under the headings “Proposal 1. Election of Directors,” “The Board and Committees,” and “Delinquent Section 16(a) Reports.” The information regarding executive officers required by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Information about our Executive Officers.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the Proxy Statement, including the information in the Proxy Statement appearing under the headings “Equity Compensation Plan Information as of December 31, 2020” and “Security Ownership of Certain Beneficial Owners and Management.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the Proxy Statement, including the information in the Proxy Statement appearing under the heading “2020 and 2019 Audit Firm Fee Summary.”

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

3.1

Amended and Restated Certificate of Incorporation of Ingredion Incorporated, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020) (File No. 1-13397).

3.2	Amended By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 9, 2016, filed on December 14, 2016) (File No. 1-13397).

4.1

Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020) (File No. 1-13397).

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

4.10

Tenth Supplemental Indenture, dated as of May 13, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 5, 2020) (File No. 1-13397).

4.11

Eleventh Supplemental Indenture, dated as of May 13, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 5, 2020) (File No. 1-13397).

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

10.4*

Annual Incentive Plan as effective July 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012) (File No. 1-13397).

10.5*	Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan

10.6*	Form of Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan

10.7*	Form of Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan

10.8*

Form of Executive Severance Agreement entered into by certain executive officers of the Company (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 3, 2018) (File No. 1-13397).

10.9*

Form of Executive Severance Agreement entered into by certain executive officers of the Company (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 3, 2018) (File No. 1-13397).

10.10*

Letter of Agreement, dated as of November 10, 2016, between the Company and Jorgen Kokke (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 22, 2017) (File No. 1-13397).

10.11*

Letter of Agreement, dated as of December 1, 2017, between the Company and Jorgen Kokke (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018) (File No, 1-13397).

10.12*

Letter of Agreement, dated as of June 30, 2020, between the Company and Jorgen Kokke (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020) (File No, 1-13397).

10.13*

Letter of Agreement, dated as of January 11, 2018 between the Company and Elizabeth Adefioye (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 4, 2018) (File No. 1-13397).

10.14

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

10.15

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

10.16*	Summary of Non-Employee Director Compensation.

10.17*

Letter of Agreement, dated as of January 28, 2019, between the Company and Janet M. Bawcom (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020) (File No. 1-13397).

10.18*

Letter of Agreement, dated as of February 1, 2019, between the Company and Janet M. Bawcom (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020) (File No. 1-13397).

10.19*

Relocation Expense Repayment Agreement, dated as of February 1, 2019, between the Company and Janet M. Bawcom (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020) (File No. 1-13397).

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

INGREDION INCORPORATED

Date: February 24, 2021	By:	/s/ James P. Zallie
James P. Zallie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ James P. Zallie	President, Chief Executive Officer, and Director	February 24, 2021
James P. Zallie	(Principal executive officer)

/s/ James D. Gray	Chief Financial Officer	February 24, 2021
James D. Gray	(Principal financial officer)

/s/ Stephen K. Latreille	Controller	February 24, 2021
Stephen K. Latreille	(Principal accounting officer)

*Luis Aranguren-Trellez	Director	February 24, 2021
Luis Aranguren-Trellez

*David B. Fischer	Director	February 24, 2021
David B. Fischer

*Paul Hanrahan	Director	February 24, 2021
Paul Hanrahan

*Rhonda L. Jordan	Director	February 24, 2021
Rhonda L. Jordan

*Gregory B. Kenny	Director	February 24, 2021
Gregory B. Kenny

*Barbara A. Klein	Director	February 24, 2021
Barbara A. Klein

*Victoria J. Reich	Director	February 24, 2021
Victoria J. Reich

*Stephan B. Tanda	Director	February 24, 2021
Stephan B. Tanda

* Jorge A. Uribe	Director	February 24, 2021
Jorge A. Uribe

*Dwayne A. Wilson	Director	February 24, 2021
Dwayne A. Wilson

*By:	/s/ Janet M. Bawcom
Janet M. Bawcom
Attorney-in-fact
Date: February 24, 2021