Form 10-Q
period 2021-03-31
Ingredion Inc
filed 2021-05-07
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, $.01 par value	66,975,448 shares

INGREDION INCORPORATED

FORM 10-Q

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of (Loss) Income

(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2021	2020
Net sales	$1,614	$1,543
Cost of sales	1,263	1,220
Gross profit	351	323

Operating expenses	153	154
Other (income) expense, net	(2)	2
Restructuring/impairment charges	370	14

Operating (loss) income	(170)	153

Financing costs, net	19	18
Other, non-operating (income), net	(1)	(1)

(Loss) income before income taxes	(188)	136
Provision for income taxes	55	58
Net (loss) income	(243)	78
Less: Net income attributable to non-controlling interests	3	3
Net (loss) income attributable to Ingredion	$(246)	$75

Weighted average common shares outstanding:
Basic	67.3	67.1
Diluted	67.3	67.8

Earnings per common share of Ingredion:
Basic	$(3.66)	$1.12
Diluted	$(3.66)	$1.11

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net (loss) income	$(243)	$78
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $7 and $12, respectively	22	(34)
(Gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $ — and $2, respectively	(1)	4
Currency translation adjustment	(52)	(134)
Comprehensive loss	(274)	(86)
Less: Comprehensive income attributable to non-controlling interests	5	—
Comprehensive loss attributable to Ingredion	$(279)	$(86)

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except share and per share amounts)	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$576	$665
Short-term investments	1	—
Accounts receivable, net	1,025	1,011
Inventories	950	917
Prepaid expenses	58	54
Total current assets	2,610	2,647

Property, plant and equipment, net of accumulated depreciation of $3,165 and $3,175, respectively	2,355	2,455
Goodwill	899	902
Other intangible assets, net of accumulated amortization of $235 and $229, respectively	437	444
Operating lease assets	182	173
Deferred income tax assets	24	23
Other assets	296	214
Total assets	$6,803	$6,858

Liabilities and equity
Current liabilities:
Short-term borrowings	$448	$438
Accounts payable and accrued liabilities	932	1,020
Total current liabilities	1,380	1,458

Non-current liabilities	219	227
Long-term debt	1,749	1,748
Non-current operating lease liabilities	145	136
Deferred income tax liabilities	219	217
Liabilities held for sale	337	—
Total liabilities	4,049	3,786

Share-based payments subject to redemption	21	30
Redeemable non-controlling interests	70	70

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,155	1,150
Less: Treasury stock (common stock: 10,737,015 and 10,795,346 shares at March 31, 2021 and December 31, 2020, respectively) at cost	(1,022)	(1,024)
Accumulated other comprehensive loss	(1,164)	(1,133)
Retained earnings	3,667	3,957
Total Ingredion stockholders’ equity	2,637	2,951
Non-redeemable non-controlling interests	26	21
Total equity	2,663	2,972
Total liabilities and equity	$6,803	$6,858

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net (loss) attributable to Ingredion						(246)
Net income (loss) attributable to non-controlling interests							4		(1)
Dividends declared						(44)
Repurchases of common stock, net				(14)
Share-based compensation, net of issuance			5	16				(9)
Other comprehensive (loss) income					(31)		1		1
Balance, March 31, 2021	$—	$1	$1,155	$(1,022)	$(1,164)	$3,667	$26	$21	$70

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31	$—
Net income attributable to Ingredion						75
Net income attributable to non-controlling interests							3
Dividends declared						(42)
Share-based compensation, net of issuance			5	12				(8)
Other comprehensive income (loss)					(164)		(3)
Balance, March 31, 2020	$—	$1	$1,142	$(1,028)	$(1,322)	$3,813	$21	$23	$—

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Cash provided by operating activities
Net (loss) income	$(243)	$78
Non-cash charges to net (loss) income:
Depreciation and amortization	52	54
Mechanical stores expense	14	13
Deferred income taxes	(4)	—
Assets held for sale impairment	360	—
Other	7	13
Changes in working capital:
Accounts receivable and prepaid expenses	(56)	(69)
Inventories	(69)	(33)
Accounts payable and accrued liabilities	(5)	17
Margin accounts	(16)	(20)
Other	(18)	12
Cash provided by operating activities	22	65

Cash used for investing activities
Capital expenditures and mechanical stores purchases, net of proceeds on disposals	(63)	(98)
Short-term investments	(1)	2
Cash used for investing activities	(64)	(96)

Cash (used for) provided by financing activities
Proceeds from borrowings	46	405
Payments on debt	(36)	(303)
Repurchases of common stock, net	(14)	—
Issuances of common stock for share-based compensation, net of settlements	7	2
Dividends paid, including to non-controlling interests	(43)	(42)
Cash (used for) provided by financing activities	(40)	62

Effects of foreign exchange rate changes on cash	(7)	(17)

(Decrease) increase in cash and cash equivalents	(89)	14

Cash and cash equivalents, beginning of period	665	264

Cash and cash equivalents, end of period	$576	$278

See Notes to Condensed Consolidated Financial Statements

INGREDION INCORPORATED (“Ingredion”)

Notes to Condensed Consolidated Financial Statements

1. Interim Financial Statements

References to the “Company” are to Ingredion Incorporated (“Ingredion”) and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The unaudited Condensed Consolidated Financial Statements as of March 31, 2021 and for the three months ended March 31, 2021, and 2020, included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2020, and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of (Loss) Income, Condensed Consolidated Statements of Comprehensive (Loss) Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.

2.     Summary of Significant Accounting Standards and Policies

For detailed information about the Company’s significant accounting standards and policies, see Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company’s significant accounting standards and policies for the three months ended March 31, 2021.

3. Acquisitions

On July 1, 2020, the Company completed its acquisition of a controlling interest in PureCircle Limited (“PureCircle”). PureCircle is one of the leading producers and innovators of plant-based stevia sweeteners for the global food and beverage industries. To complete the closing, the Company made a total cash payment of $208 million, net of $14 million of cash acquired, which it funded from cash on hand. After the closing, the Company owns 75% of PureCircle, with the remaining 25% owned by former PureCircle shareholders. PureCircle is consolidated by Ingredion for financial reporting purposes, with a corresponding redeemable non-controlling interest of $74 million recorded for the portion not owned by the Company at the time of acquisition. The results of PureCircle are reported on a one-month lag within the Company’s Condensed Consolidated Financial Statements during the integration process of the companies. The results of the acquired operations are included in the Company’s consolidated results from the acquisition date within the Asia-Pacific reportable segment. Pro-forma results of operations for the acquisition have not been presented as the effect of the acquisition would not be material to the Company’s results of operations for any periods presented.

The Company has completed its allocation of the purchase price to the assets acquired and liabilities assumed, except for goodwill, contingent liabilities, and taxes, which are preliminarily recorded based on available information and incorporating management’s best estimates. Contingent liabilities and taxes remain preliminary pending receipt of certain information required to finalize the determination of fair value. The assets acquired and liabilities assumed in the transaction are generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill results from synergies and other operational benefits expected to be derived from the acquisition. The goodwill related to PureCircle is not tax-deductible due to the structure of the acquisition.

The following table summarizes the preliminary purchase price allocations for the PureCircle acquisition as of March 31, 2021:

(in millions)	PureCircle
Working capital (excluding cash)	$60
Property, plant and equipment	91
Other, net	(22)
Identifiable intangible assets	68
Goodwill	85
Total fair value, net of cash	282
Less: Non-redeemable non-controlling interests	74
Total purchase price, net of cash	$208

The identifiable intangible assets for the acquisition of a controlling interest in PureCircle include customer relationships, tradenames, and proprietary technology. The fair values of these intangible assets were determined to be Level 3 under the fair value hierarchy. Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for fair value estimates to be made in situations in which there is little, if any, market activity for an asset or liability at the measurement date. For more information on the fair value hierarchy, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

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

The Company incurred $1 million of pre-tax acquisition and integration costs for the three months ended March 31, 2021, associated with the PureCircle acquisition. The Company incurred an insignificant amount of pre-tax acquisition and integration costs for the three months ended March 31, 2020.

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

The Company identifies customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of the transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. These amounts were not significant as of March 31, 2021 or December 31, 2020. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied; therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

From time to time, the Company may enter into long-term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in Other assets or Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were no significant contract assets or liabilities as of March 31, 2021 or December 31, 2020.

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

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net sales to unaffiliated customers:
North America	$945	$963
South America	273	237
Asia-Pacific	235	189
EMEA	161	154
Total net sales	$1,614	$1,543

5. Restructuring and Impairment Charges

For the three months ended March 31, 2021, the Company recorded $370 million of pre-tax impairment and restructuring charges. These charges included impairment charges of $360 million related to held for sale treatment of net assets expected to be contributed to an unconsolidated joint venture in the third quarter of 2021, as described below, and pre-tax restructuring charges of $10 million primarily related to the Company’s Cost Smart program.

For the three months ended March 31, 2020, the Company recorded $14 million of pre-tax restructuring and impairment charges. These charges included $9 million of pre-tax restructuring and impairment charges for the Company’s Cost Smart Cost of sales program, and $5 million of pre-tax restructuring and impairment charges for the Company’s Cost Smart selling, general, and administrative expense (“SG&A”) program.

Impairment Charges

On February 12, 2021, the Company signed an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish a joint venture to combine manufacturing operations in Argentina in order to sell value-added ingredients to customers in Argentina, Chile and Uruguay. The joint venture will be 51% owned by Grupo Arcor and 49% owned by Ingredion. The joint venture will operate five manufacturing facilities that produce value-added ingredients including glucose syrups, maltose, fructose, starch, and maltodextrins, among others, that are marketed to the food, beverage, pharmaceutical and other industries. The joint venture will be managed by a jointly-appointed team of executives. Subject to the satisfaction of regulatory approvals and other closing conditions, the joint venture transaction is expected to close in the third quarter of 2021.

In connection with its entry into the joint venture agreement, the Company has classified the assets and liabilities to be transferred to the joint venture as held for sale in its Condensed Consolidated Financial Statements during the three months ended March 31, 2021. Accordingly, the Company recorded those assets and liabilities at fair value, less estimated transaction costs, resulting in an impairment charge of $360 million, of which $311 million was related to the required valuation allowance of the cumulative translation losses associated with the contributed net assets and $49 million was related to the write-down of the contributed net assets to the agreed upon fair value. The non-cash impairment charge is subject to finalization based on ending balances and foreign exchange impacts until the transaction closes. The Company recorded the impairment within Restructuring/impairment charges in the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2021. The held for sale assets and liabilities were classified within the Company’s South America reportable business segment.

The following table presents the major classes of assets and liabilities classified as held for sale for the joint venture agreement. Assets classified as held for sale are included in Other assets and liabilities held for sale are included in Liabilities held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2021.

(in millions)	March 31, 2021
Cash and cash equivalents	$2
Accounts receivable, net	36
Inventories	26
Prepaid expenses	1
Property, plant and equipment, net	57
Other assets	1
Impairment provision to record at fair value, less cost to sell	(49)
Assets held for sale	$74

Accounts payable	$22
Accrued liabilities	4
Impairment provision related to cumulative translation losses	311
Liabilities held for sale	$337

During the year ended December 31, 2020, the Company identified property, plant and equipment assets within the Stockton, California and Lane Cove, Australia locations that met the held for sale criteria. The Company expects to sell these assets at a fair value equal to or greater than the carrying value and did not record a gain or loss associated with the reclassification of these assets to held for sale. The value of these assets as of March 31, 2021 is $8 million. The assets are reported within Other assets on the Condensed Consolidated Balance Sheets. A total of $82 million of assets held for sale, including the held for sale assets described above, were reported within Other assets as of March 31, 2021.  During April 2021, the Company completed the sale of the property, plant and equipment held for sale at the Stockton, California location and sold the assets for more than the carrying value.

Restructuring  Charges

For the three months ended March 31, 2021, the Company recorded a total of $10 million of pre-tax restructuring charges. The Company recorded pre-tax restructuring charges of $5 million for its Cost Smart SG&A program. These costs consist primarily of other costs, including professional services costs.

The Company also recorded $3 million of pre-tax restructuring charges for its Cost Smart Cost of sales program for the three months ended March 31, 2021. These costs were primarily in the Company’s North America segment, of which $2 million related to the reorganization of North America’s supply chain.

For the three months ended March 31, 2021, the Company also recorded $2 million of pre-tax restructuring charges, consisting of $1 million of employee severance and $1 million of other costs, related to the planned joint venture transaction.

For the three months ended March 31, 2020, the Company recorded a total of $14 million of pre-tax restructuring and impairment charges. The Company recorded $9 million of pre-tax restructuring charges related to its Cost Smart Cost of sales program. The Company recorded $5 million of pre-tax restructuring charges in relation to the closure of the Lane Cove, Australia production facility, consisting of $3 million of asset write-offs, $1 million of accelerated depreciation, and $1 million of other costs. The Company also recorded an additional $4 million of pre-tax restructuring charges, primarily in North America, during the three months ended March 31, 2020. These costs included $3 million of accelerated depreciation and $1 million of professional services.

For the three months ended March 31, 2020, the Company also recorded pre-tax restructuring charges of $5 million for its Cost Smart SG&A program. These costs included $3 million of other costs, including professional services, and $2 million of severance. These charges were recorded primarily in the Company’s North America operations.

A summary of the Company’s employee-related severance accrual as of March 31, 2021 is as follows (in millions):

Balance in severance accrual as of December 31, 2020	$12
Joint venture related	1
Payments made to terminated employees	(4)
Balance in severance accrual as of March 31, 2021	$9

The entire $9 million severance accrual as of March 31, 2021 is expected to be paid in the next 12 months.

6. Financial Instruments, Derivatives and Hedging Activities

The Company is exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates. In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under established policies that place controls on these activities. These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties. Derivative financial instruments used by the Company consist of commodity-related futures, options and swap contracts, foreign currency-related forward contracts, interest rate swaps, and treasury locks (“T-Locks”).

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

For commodity hedges designated as cash flow hedges, unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive loss (“OCL”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of Accumulated other comprehensive loss (“AOCL”). These amounts are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the month a hedge is determined to be ineffective. The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. Gains and losses from cash flow hedging instruments reclassified from AOCL to earnings are reported as Cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

As of March 31, 2021, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 81 million bushels of corn and outstanding swap and option contracts that hedged the forecasted purchase of approximately 33 million mmbtu’s of natural gas.

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

The Company hedges certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $487 million and $410 million as of March 31, 2021 and December 31, 2020, respectively. The Company also hedges certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $276 million and $224 million as of March 31, 2021 and December 31, 2020, respectively.

The Company hedges certain assets using foreign currency cash flow hedging instruments, which had a notional value of $256 million and $401 million as of March 31, 2021 and December 31, 2020, respectively. The Company also hedges certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $422 million and $542 million as of March 31, 2021 and December 31, 2020, respectively.

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

The Company periodically enters into interest rate swaps to hedge its exposure to interest rate changes. The changes in fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gains or losses (the changes in fair value) of the hedged debt instruments that are attributable to changes in interest rates (the hedged risk), which are also recognized in earnings. As of March 31, 2021 and December 31, 2020, the Company did not have any outstanding interest rate swaps. During the year ended December 31, 2020, the Company had an outstanding interest rate swap agreement that converted the interest rates on $200 million of its $400 million 4.625% senior notes due November 1, 2020, to variable rates. The Company redeemed these notes in July 2020 and settled the outstanding interest rate swap.

The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCL until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company did not have outstanding T-locks as of March 31, 2021 or December 31, 2020. T-locks outstanding as of March 31, 2020 were settled during the three months ended June 30, 2020. The corresponding realized loss was recorded in AOCL and is being amortized to earnings over the life of the senior notes sold.

The derivative instruments designated as cash flow hedges included in AOCL as of March 31, 2021 and December 31, 2020 are reflected below:

Derivatives in Cash Flow Hedging Relationships	Gains (Losses) included in AOCL
(in millions)	March 31, 2021	December 31, 2020
Commodity contracts, net of income tax effect of $24 and $16, respectively	$67	$47
Foreign currency contracts, net of income tax effect of $1 and $ — , respectively	-	(1)
Interest rate contracts, net of income tax effect of $1	(4)	(4)
Total	$63	$42

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of March 31, 2021
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$54	$1	$55	$3	$7	$10
Other assets	1	1	2	—	1	1
Assets	55	2	57	3	8	11
Accounts payable and accrued liabilities	2	4	6	1	10	11
Non-current liabilities	1	—	1	—	1	1
Liabilities	3	4	7	1	11	12
Net (Liabilities)/Assets	$52	$(2)	$50	$2	$(3)	$(1)

	Fair Value of Hedging Instruments as of December 31, 2020
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$50	$7	$57	$3	$4	$7
Other assets	4	—	4	—	1	1
Assets	54	7	61	3	5	8
Accounts payable and accrued liabilities	4	12	16	1	8	9
Non-current liabilities	2	—	2	—	2	2
Liabilities	6	12	18	1	10	11
Net (Liabilities)/Assets	$48	$(5)	$43	$2	$(5)	$(3)

Additional information relating to the Company’s derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in OCL on Derivatives		Income	Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Three Months Ended March 31,		Statement	Three Months Ended March 31,
(in millions)	2021	2020	Location	2021	2020
Commodity contracts	$27	$(37)	Cost of sales	$(1)	$7
Foreign currency contracts	2	(5)	Net sales/Cost of sales	2	(1)
Interest rate contracts	—	(4)	Financing costs, net	—	—
Total	$29	$(46)		$1	$6

Derivatives in Fair Value Hedging	Income Statement Location of	Gains (Losses) Recognized in Income		Income Statement	Gains (Losses) Recognized in Income
Relationships	Derivatives Designated as	Three Months Ended March 31,		Location	Three Months Ended March 31,
(in millions)	Hedging Instruments	2021	2020	of Hedged Items	2021	2020
Interest rate contracts	Financing costs, net	$—	$3	Financing costs, net	$—	$(3)

As of March 31, 2021, AOCL included $64 million of net gains (net of income taxes of $23 million) on settled commodities-related derivatives instruments, foreign currency hedges, and T-Locks designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

Fair Value Measurements: Presented below are the fair values of the Company’s financial instruments and derivatives as of the dates presented:

	As of March 31, 2021				As of December 31, 2020
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$12	$12	$—	$—	$11	$11	$—	$—
Derivative assets	68	53	15	—	69	53	16	—
Derivative liabilities	19	2	17	—	29	3	26	—
Long-term debt	1,919	—	1,919	—	1,751	—	1,751	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
(b)	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.
(c)	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options, and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of March 31, 2021, the carrying value and fair value of the Company’s Long-term debt was approximately $1.7 billion and $1.9 billion, respectively.

7. Debt

Presented below are the Company’s debt carrying amounts, net of related discounts, premiums, and debt issuance costs as of March 31, 2021 and December 31, 2020:

	As of	As of
(in millions)	March 31, 2021	December 31, 2020
2.900% senior notes due June 1, 2030	$594	$594
3.200% senior notes due October 1, 2026	497	497
3.900% senior notes due June 1, 2050	390	390
6.625% senior notes due April 15, 2037	253	253
Revolving credit facility	—	—
Other long-term borrowings	15	14
Total long-term debt	1,749	1,748
Term loan credit agreement due April 12, 2021	—	380
Amended term loan credit agreement due March 15, 2022	380	—
Other short-term borrowings	68	58
Total short-term borrowings	448	438
Total debt	$2,197	$2,186

On March 16, 2021, the Company amended and restated its term loan credit agreement (the “Amended Term Loan Credit Agreement”). The Amended Term Loan Credit Agreement restates the previous agreement by extending the maturity date of the borrowings under the previous agreement until March 15, 2022. No new borrowings under the Amended Term Loan Credit Agreement were incurred in connection with the amendment and restatement. Borrowings under the Amended Term Loan Credit Agreement bear interest at a variable annual rate based on London Interbank Offering Rate (“LIBOR”) or a base rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin. The Amended Term Loan Credit Agreement reduces the applicable interest rate margin for loans accruing interest based on LIBOR from 0.80 percent to 0.75 percent. The Company is required to pay a fee on the unused availability under the Amended Term Loan Credit Agreement. The Amended Term Loan Credit Agreement contains customary representations, warranties, covenants and events of default, including covenants restricting the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and certain fundamental changes involving the Company and its subsidiaries, subject to certain exceptions in each case. The Company must also maintain a specified maximum consolidated leverage ratio and a specified minimum consolidated interest coverage ratio. As of March 31, 2021, the Company was in compliance with these financial covenants. The occurrence of an event of default under the Amended Term Loan Credit Agreement could result in all loans and other obligations being declared due and payable and the term loan credit facility being terminated.

Other short-term borrowings as of March 31, 2021 and December 31, 2020, primarily include amounts outstanding under various unsecured local country operating lines of credit.

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows for the periods presented:

	Three Months Ended
Lease Cost	March 31,
(in millions)	2021	2020
Operating lease cost	$14	$13
Variable operating lease cost	7	8
Short term lease cost	1	1
Lease cost	$22	$22

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented on the Condensed Consolidated Balance Sheet as of March 31, 2021.

Operating Leases	As of
(in millions)	March 31, 2021
2021 (Excluding the three months ended March 31, 2021)	$39
2022	45
2023	35
2024	25
2025	17
Thereafter	53
Total future lease payments	214
Less imputed interest	24
Present value of future lease payments	190
Less current lease liabilities	45
Non-current operating lease liabilities	$145
Operating lease assets	$182

Additional information related to the Company’s operating leases is listed below.

	Three Months Ended
Other Information	March 31,
($ in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$13
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$21	$8
	As of	As of
	March 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	6.3 years	5.5 years
Weighted average discount rate:
Operating leases	4.6%	4.9%

9. Taxes

The Company’s effective tax rate for the three months ended March 31, 2021 was (29.3) percent compared to 42.6 percent for the three months ended March 31, 2020. The primary change in the effective tax rate was driven by the $360 million impairment related to the held for sale treatment of net assets that will be contributed to the joint venture, as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements. There was no corresponding income tax benefit recorded with respect to the impairment. The remaining decrease in the effective income tax rate compared to the three months ended March 31, 2020, was driven by the relatively lower decrease in value of the Mexican peso against the U.S. dollar and a reduction in the Company’s U.S. global intangible low-taxed income (“GILTI”) recorded in accordance with the applicable final U.S. Treasury regulations. During the three months ended March 31, 2020, the Mexican peso decreased in value against the U.S. dollar by 24 percent, compared to 3 percent during the three months ended March 31, 2021. Because the Company uses the U.S. dollar as the functional currency for its subsidiaries in Mexico, its effective income tax rate is strongly influenced by the remeasurement of the Mexican peso financial statements into U.S. dollars. In addition, the decrease in value of the Mexican peso produced substantial taxable translation gains on net-U.S.-dollar-monetary assets held in Mexico, for which there was no corresponding gain in pre-tax income. These items were partially offset by a change in the mix of earnings and including the consolidation of PureCircle and Verdient from their respective dates, as described in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

10. Net Periodic Pension and Postretirement Benefit Costs

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plans
(in millions)	2021	2020	2021	2020
Service cost	$1	$1	$1	$1
Interest cost	2	3	3	3
Expected return on plan assets	(5)	(5)	(2)	(2)
Amortization of actuarial loss	—	—	1	—
Net periodic benefit cost (a)	$(2)	$(1)	$3	$2

The Company currently anticipates that it will make approximately $4 million in cash contributions to its pension plans in 2021, consisting of contributions of $3 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the three months ended March 31, 2021, cash contributions of approximately $1 million were made to the non-U.S. plans and an insignificant amount to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended March 31,
(in millions)	2021	2020
Service cost	$—	$—
Interest cost	1	1
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost (a)	$—	$—
(a)	The service cost component of net periodic benefit cost is presented within either cost of sales or operating expenses on the Condensed Consolidated Statements of (Loss) Income. The interest cost, expected return on plan assets, amortization of prior service credit, and amortization of actuarial loss components of net periodic benefit cost are presented as other, non-operating income on the Condensed Consolidated Statements of (Loss) Income.

11. Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	March 31, 2021	December 31, 2020
Finished and in process	$573	$584
Raw materials	283	236
Manufacturing supplies and other	94	97
Total inventories	$950	$917

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

During the three months ended March 31, 2021, the Company repurchased 158 thousand outstanding shares of common stock in open market transactions at a net cost of $14 million. During the three months ended March 31, 2020, the Company did not repurchase shares of common stock.

Share-based payments: The following table summarizes the components of the Company’s share-based compensation expense for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Stock options:
Pre-tax compensation expense	$1	$1
Income tax benefit	—	—
Stock option expense, net of income taxes	1	1

Restricted stock units ("RSUs"):
Pre-tax compensation expense	3	3
Income tax benefit	—	(1)
RSUs, net of income taxes	3	2

Performance shares and other share-based awards:
Pre-tax compensation expense	1	2
Income tax benefit	—	—
Performance shares and other share-based compensation expense, net of income taxes	1	2

Total share-based compensation:
Pre-tax compensation expense	5	6
Income tax benefit	—	(1)
Total share-based compensation expense, net of income taxes	$5	$5

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

The Company granted non-qualified options to purchase 358 thousand shares and 336 thousand shares for the three months ended March 31, 2021 and 2020, respectively. The fair value of each option grant for the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions at the date of grant:

	Three Months Ended March 31,
	2021	2020
Expected life (in years)	5.5	5.5
Risk-free interest rate	0.6%	1.4%
Expected volatility	23.2%	19.8%
Expected dividend yield	2.9%	2.9%

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

Stock option activity for the three months ended March 31, 2021 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	2,238	$86.55	5.15	$14
Granted	358	87.12
Exercised	(154)	56.35
Cancelled	(27)	94.39
Outstanding as of March 31, 2021	2,415	$88.68	5.89	$20
Exercisable as of March 31, 2021	1,775	$88.90	4.66	$19

For the three months ended March 31, 2021, cash received from the exercise of stock options was approximately $9 million. As of March 31, 2021, the unrecognized compensation cost related to non-vested stock options totaled $6 million, which is expected to be amortized over the weighted-average period of approximately 1.9 years.

Additional information pertaining to stock option activity is as follows for the periods presented:

	Three Months Ended
	March 31,
(dollars in millions, except per share)	2021	2020
Weighted average grant date fair value of stock options granted (per share)	$12.31	$11.48
Total intrinsic value of stock options exercised	$5	$4

Restricted Stock Units: The Company has granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after three years, provided the employee remains in the service of the Company. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement-eligible executive level employees. The Company estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting period of the RSUs within the amount of compensation costs recognized in each period. The fair value of the RSUs is determined based upon the number of shares granted and the market price of the Company’s common stock on the date of the grant.

The following table summarizes RSU activity for the three months ended March 31, 2021:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2020	418	$96.45
Granted	214	87.25
Vested	(83)	126.67
Cancelled	(12)	91.19
Non-vested as of March 31, 2021	537	$88.28

As of March 31, 2021, the total remaining unrecognized compensation cost related to RSUs was $30 million, which will be amortized over a weighted average period of approximately 2.2 years.

Performance Shares: The Company has a long-term incentive plan for senior management in the form of performance shares. Historically these performance shares vested based solely on the Company’s total shareholder return as compared to the total shareholder return of its peer group over the three-year vesting period. Beginning with the 2019 performance share grants, the vesting of the performance shares is based on two performance metrics. Fifty percent of the performance shares awarded will vest based on the Company’s total shareholder return as compared to the total shareholder return of its peer group, and the remaining fifty percent will vest based on the calculation of the Company’s three-year average Adjusted Return on Invested Capital (“Adjusted ROIC”) against an established Adjusted ROIC target. The 2021 performance shares were granted in two tranches. The first tranche was split evenly between awards based on the Company’s total shareholder return and Adjusted ROIC awards. The second tranche of performance share awards will vest 100% based on the calculation of Adjusted ROIC against the target.

For the 2021 performance shares awarded based on the Company’s total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s total shareholder return as compared to the total shareholder return of its peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the 2021 performance shares awarded based on Adjusted ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the awarded grant depending on the Company’s Adjusted ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. Compensation expense is based on the market price of the Company’s common stock on the date of the grant and the final number of shares that ultimately vest.  The Company will estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect the Company’s estimated Adjusted ROIC performance against the target. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the three months ended March 31, 2021, the Company awarded 108 thousand performance shares at a weighted average fair value of $100.29 per share.

As of March 31, 2021, the unrecognized compensation cost related to these awards was $12 million, which will be amortized over the remaining requisite service period of 2.5 years.

The 2018 performance share awards vested during the three months ended March 31, 2021, achieving a zero percent payout of the granted performance shares. Additionally, there were 2 thousand performance share cancellations during the three months ended March 31, 2021.

Accumulated Other Comprehensive Loss: The following is a summary of net changes in Accumulated other comprehensive loss by component and net of tax for the three months ended March 31, 2021 and 2020:

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(1,114)	$42	$(61)	$(1,133)
Other comprehensive (loss) gain before reclassification adjustments	(52)	29	—	(23)
(Gain) reclassified from accumulated OCL	—	(1)	—	(1)
Tax (provision)	—	(7)	—	(7)
Net other comprehensive (loss) income	(52)	21	—	(31)
Balance, March 31, 2021	$(1,166)	$63	$(61)	$(1,164)

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(1,089)	$(9)	$(60)	$(1,158)
Other comprehensive (loss) before reclassification adjustments	(134)	(46)	—	(180)
Loss reclassified from accumulated OCL	—	6	—	6
Tax benefit	—	10	—	10
Net other comprehensive loss	(134)	(30)	—	(164)
Balance, March 31, 2020	$(1,223)	$(39)	$(60)	$(1,322)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity provide the dividends per share for common stock for the periods presented:

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net (loss) attributable to Ingredion						(246)
Net income attributable to non-controlling interests							4		(1)
Dividends declared, common stock ($0.64/share)						(44)
Repurchases of common stock				(14)
Share-based compensation, net of issuance			5	16				(9)
Other comprehensive loss					(31)		1		1
Balance, March 31, 2021	$—	$1	$1,155	$(1,022)	$(1,164)	$3,667	$26	$21	$70

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31	$—
Net income attributable to Ingredion						75
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.63/share)						(42)
Repurchases of common stock
Share-based compensation, net of issuance			5	12				(8)
Other comprehensive loss					(164)		(3)
Balance, March 31, 2020	$—	$1	$1,142	$(1,028)	$(1,322)	$3,813	$21	$23	$—

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$(246)	67.3	$(3.66)	$75	67.1	$1.12

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		—			0.7
Diluted EPS	$(246)	67.3	$(3.66)	$75	67.8	$1.11

Approximately 2.1 million and 1.5 million share-based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive for the three months ended March 31, 2021 and 2020, respectively.

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

Presented below are the Company’s net sales to unaffiliated customers by reportable segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net sales to unaffiliated customers:
North America	$945	$963
South America	273	237
Asia-Pacific	235	189
EMEA	161	154
Total net sales	$1,614	$1,543

Presented below is the Company’s operating income by reportable segment for the three months ended March 31, 2021, and 2020.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating income:
North America	$134	$125
South America	40	26
Asia-Pacific	25	20
EMEA	31	27
Corporate	(29)	(31)
Subtotal	201	167
Acquisition/integration costs	(1)	—
Restructuring/impairment charges	(10)	(14)
Impairment charges related to assets classified as held for sale	(360)	—
Total operating income	$(170)	$153

Presented below are the Company’s total assets by reportable segment as of March 31, 2021, and December 31, 2020.

	As of	As of
(in millions)	March 31, 2021	December 31, 2020
Assets:
North America (a)	$4,240	$4,231
South America	751	818
Asia-Pacific	1,257	1,255
EMEA	555	554
Total assets	$6,803	$6,858
(a)	For purposes of presentation, North America includes Corporate assets.

14. Subsequent Events

On April 1, 2021, the Company acquired KaTech, a privately-held company headquartered in Germany. KaTech provides advanced texture and stabilization solutions to the food and beverage industry. To complete the purchase, the Company made a total cash payment of EUR 36 million ($42 million), which it funded from cash on hand. KaTech’s operational results will be recorded in the EMEA segment.

On May 3, 2021, the Company signed an agreement with Amyris to enter into an exclusive license to sell Amyris, Inc.’s zero-calorie, nature-based, fermented Reb M sweetener. Additionally, the Company will obtain a 31 percent ownership in Amyris, Inc.’s Brazilian manufacturing facility. The transaction is expected to close during the second quarter of 2021.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” the “Company” and “Ingredion” mean Ingredion Incorporated and its consolidated subsidiaries.

Overview

We are a major supplier of high-quality food and industrial ingredient solutions to customers around the world. As of March 31, 2021, we have 46 manufacturing facilities located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our ingredients are used by customers in the food, beverage, brewing, and animal nutrition industries, among others.

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

For the three months ended March 31, 2021, operating income, net income and diluted earnings per share decreased from the comparable 2020 period. The decreases for this period were primarily attributable to a $360 million held for sale impairment charge related to the Arcor joint venture in Argentina discussed below, including the write off of $311 million of cumulative translation losses.

COVID-19:  Our operations in recent periods have been adversely affected by impacts of the coronavirus disease 2019 (“COVID-19”) pandemic. Our global operations expose us to risks associated with public health crises such as COVID-19. Foreign governmental organizations and governmental organizations at the national, state and local levels in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations. As a manufacturer of food ingredients, our operations are considered “essential” under most current COVID-19 government regulations, and our facilities are operating globally. We did not experience any material supply chain interruptions during the three months ended March 31, 2021, and were able to continue to operate and ship products from our global network of manufacturing facilities. We place top priority on our employees’ health and safety and continue to follow the advice and the guidelines of public health authorities for physical distancing and to make available personal protective equipment and sanitization supplies. We continue to monitor COVID-19 infection rates as well as the pace and effectiveness of vaccination rollouts, as the net sales volume is generally correlated with increased consumer activity and availability of food and beverages consumed away from home.

Impairment Charges: On February 12, 2021, we signed an agreement with Grupo Arcor, an Argentine food company, to establish a joint venture to combine manufacturing operations in Argentina in order to sell value-added ingredients to customers in Argentina, Chile and Uruguay. In connection with our entry into the joint venture agreement, we classified the assets and liabilities to be transferred to the joint venture as held for sale in our Condensed Consolidated Financial Statements during the three months ended March 31, 2021. Accordingly, we recorded those assets and liabilities at fair value, less estimated transaction costs, resulting in an impairment charge of $360 million, of which $311 million was related to the required valuation allowance of the cumulative translation losses associated with the contributed net assets and $49 million was related to the write-down of the contributed net assets to the agreed upon fair value. The non-cash impairment charge is subject to finalization based on ending balances and foreign exchange impacts until the transaction closes. We recorded the impairment within Restructuring/impairment charges in the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2021 included in this report. The assets and liabilities held for sale are recorded in our Condensed Consolidated Balance Sheets as of March 31, 2021 included in this report in Other assets and Liabilities held for sale, respectively. The assets and liabilities held for sale were classified under our South America reportable business segment.

Restructuring Charges: In July 2018, we announced a $125 million savings target for our Cost Smart program, designed to improve profitability, further streamline our global business, and deliver increased value to stockholders. We set Cost Smart savings targets to include an anticipated $75 million in Cost of sales savings, including freight, and $50 million in anticipated SG&A savings by year-end 2021. Since the program’s inception, we have periodically updated our savings targets and we now expect to deliver $170 million in total savings by year-end 2021.

Our Cost Smart program and other initiatives have resulted in restructuring charges. For the three months ended March 31, 2021, we recorded a total of $8 million of pre-tax restructuring charges related to these programs, a decrease of $6 million from the restructuring charges recorded during the three months ended March 31, 2020. We recorded $5 million of restructuring charges related for our Cost Smart SG&A program, primarily related to professional service costs in North America during the three months ended March 31, 2021, and $3 million of restructuring charges for our Cost Smart Cost of sales program, primarily related to the reorganization of North America’s supply chain during the three months ended March 31, 2021.

Liquidity and Capital Resources: Our cash provided by operating activities decreased to $22 million for the three months ended March 31, 2021, from $65 million for the prior year, primarily due to changes in our working capital. Our cash used for investing activities decreased to $64 million for the three months ended March 31, 2021, from $96 million for the prior year, primarily as a result of the timing of capital expenditures and mechanical stores purchases. Our cash used for financing activities was $40 million during the three months ended March 31, 2021, compared to cash provided by financing activities of $62 million in the prior year. This decrease was mainly driven by lower net borrowings during the current period, as well as the repurchase of 158 thousand outstanding shares of common stock at a net cost of $14 million during the period.

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

We acquired a controlling interest in PureCircle on July 1, 2020 and Verdient on November 3, 2020. The results of the acquired businesses are included in our consolidated financial results from the respective acquisition dates. While we identify the effects of the acquisitions, our discussion below also addresses results of operations excluding the impact of the acquisitions and the results of the acquired businesses, where appropriate, to provide a more comparable analysis.

For the Three Months Ended March 31, 2021

With Comparatives for the Three Months Ended March 31, 2020

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales	$1,614	$1,543	$71	5%
Cost of sales	1,263	1,220	(43)	(4)%
Gross profit	351	323	28	9%

Operating expenses	153	154	1	1%
Other (income) expense, net	(2)	2	4	200%
Restructuring/impairment charges	370	14	(356)	(2,543)%

Operating (loss) income	(170)	153	(323)	(211)%

Financing costs, net	19	18	(1)	(6)%
Other, non-operating (income), net	(1)	(1)	—	—%

(Loss) income before income taxes	(188)	136	(324)	(238)%
Provision for income taxes	55	58	3	5%
Net (loss) income	(243)	78	(321)	(412)%
Less: Net income attributable to non-controlling interests	3	3	—	—%
Net (loss) income attributable to Ingredion	$(246)	$75	$(321)	(428)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended March 31, 2021, decreased by 428 percent to $(246) million from $75 million for the three months ended March 31, 2020.  The decrease in net income was largely attributable to an impairment charge taken for the held for sale treatment of certain net assets that will be contributed to the Arcor joint venture in Argentina as described in Note 5 of the Notes to the Consolidated Financial Statements included in this report. The effect of this charge was partially offset by favorable price mix in South America and net corn costs in North America.

Net sales. Net sales increased $71 million or 5 percent for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was driven by price mix, including the pass through of higher corn costs, the inclusion or PureCircle results, and specialty volume growth in Asia-Pacific.

Cost of sales. Cost of sales for the three months ended March 31, 2021 increased by $43 million or 4 percent as compared to the three months ended March 31, 2020. Our gross profit margin increased by 1 percent, from 21 percent for the three months ended March 31, 2020 to 22 percent for the three months ended March 31, 2021. The increase in gross profit margin was mainly attributable to favorable price and product mix.

Operating expenses. Our operating expenses decreased 1 percent to $153 million for the three months ended March 31, 2021 as compared to $154 million for the three months ended March 31, 2020.  Operating expenses, as a percentage of net sales, were 10 percent for the three months ended March 31, 2021 and the three months ended March 31, 2020.

Financing costs, net. Financing costs for the three months ended March 31, 2021 increased to $19 million from $18 million for the three months ended March 31, 2020. The increase was driven primarily by lower capitalized interest on capital projects for the three months ended March 31, 2021.

Provision for income taxes. Our effective tax rate for the three months ended March 31, 2021 was (29.3) percent compared to 42.6 percent for the three months ended March 31, 2020. The change in the effective tax rate was driven by the $360 million impairment related to the held for sale treatment of net assets that will be contributed to the Arcor joint venture in Argentina. There was no corresponding income tax benefit recorded with respect to the impairment. Without the impairment recorded the effective tax rate for the three months ended March 31, 2021 would have been 32.0 percent. The decrease in the effective income tax rate compared to the three months ended March 31, 2020, was driven by the relatively lower decrease in value of the Mexican peso against the U.S. dollar and a reduction in the Company’s U.S. global intangible low-taxed income (“GILTI”) recorded in accordance with the applicable final U.S. Treasury regulations. During the three months ended March 31, 2020, the Mexican peso decreased in value against the U.S. dollar by 24 percent, compared to 3 percent during the three months ended March 31, 2021. Because the Company uses the U.S. dollar as the functional currency for its subsidiaries in Mexico, its effective income tax rate is strongly influenced by the remeasurement of the Mexican peso financial statements into U.S. dollars. In addition, the decrease in value of the Mexican peso produced substantial taxable translation gains on net-U.S.-dollar-monetary assets held in Mexico, for which there was no corresponding gain in pre-tax income. These items were partially offset by a change in the mix of earnings and inclusion of the consolidation of PureCircle and Verdient from their respective dates, as described in Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Segment Results

North America

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$945	$963	$(18)	(2)%
Operating income	134	125	9	7%

Net sales. Our decrease in net sales of 2 percent for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was driven by a 6 percent reduction in volume, which was partially offset by a 3 percent increase in price mix and 1 percent increase in foreign exchange.

Operating income. Our operating income increased by $9 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was driven by lower net corn costs and favorable price mix.

South America

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$273	$237	$36	15%
Operating income	40	26	14	54%

Net sales. Our net sales increased 15 percent for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to an 20 percent increase in favorable price mix and 4 percent increase in volumes, partially offset by unfavorable foreign exchange impact of 9 percent.

Operating income. Our increase in operating income of $14 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to strong price mix and favorable net corn costs.

Asia-Pacific

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$235	$189	$46	24%
Operating income	25	20	5	25%

Net sales. Our net sales increased 24 percent for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. 12 percent of the increase was due to the inclusion of PureCircle results in the 2021 period.  In addition, there was a 6 percent increase in volumes and foreign exchange was 6 percent favorable.

Operating income. Our operating income increased by $5 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was driven by the recovery of South Korea and China from prior year pandemic impacts.

EMEA

	Three Months Ended March 31,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$161	$154	$7	5%
Operating income	31	27	4	15%

Net sales. Our net sales increased by 5 percent for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily driven by favorable foreign exchange of 5 percent and favorable price mix of 3 percent.  These items were partially offset by a 3 percent decrease in volume.

Operating income. Our operating income increased $4 million for the three months ended March 31, 2021, as compared to the March 31, 2020. The increase was largely attributable to favorable price mix and lower raw material costs in Pakistan.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2021 was $22 million, as compared to $65 million for the three months ended March 31, 2020. The decrease in operating cash flow was primarily driven by our changes in working capital. Cash used for investing activities for the three months ended March 31, 2021 was $64 million, as compared to $96 million for the three months ended March 31, 2020. The change was driven by the timing of capital expenditures and mechanical stores purchases, which totaled $63 million for the three months ended March 31, 2021, compared to $98 million for the three months ended March 31, 2020.

As of March 31, 2021, our total debt consists of the following:

(in millions)
2.900% senior notes due June 1, 2030	$594
3.200% senior notes due October 1, 2026	497
3.900% senior notes due June 1, 2050	390
6.625% senior notes due April 15, 2037	253
Revolving credit facility	—
Other long-term borrowings	15
Total long-term debt	1,749
Amended term loan credit agreement due March 15, 2022	380
Other short-term borrowings	68
Total short-term borrowings	448
Total debt	$2,197

During the first quarter ended March 31, 2021, we amended and restated our term loan credit agreement (the “Amended Term Loan Credit Agreement”). The Amended Term Loan Credit Agreement restates the previous agreement by extending the maturity date of the borrowings under the previous agreement until March 15, 2022. No new borrowings under the Amended Term Loan Credit Agreement were incurred in connection with the amendment and restatement. Borrowings under the Amended Term Loan Credit Agreement bear interest at a variable annual rate based on London Interbank Offering Rate (“LIBOR”) or a base rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin. The Amended Term Loan Credit Agreement reduces the applicable interest rate margin for loans accruing interest based on LIBOR from 0.80 percent to 0.75 percent. The Company is required to pay a fee on the unused availability under the Amended Term Loan Credit Agreement. The Amended Term Loan Credit Agreement contains customary representations, warranties, covenants and events of default, including covenants restricting the incurrence of liens, the incurrence of indebtedness by our subsidiaries and certain fundamental changes involving us and our subsidiaries, subject to certain exceptions in each case. We must also maintain a specified maximum consolidated leverage ratio and a specified minimum consolidated interest coverage ratio. As of March 31, 2021, we were in compliance with these financial covenants. The occurrence of an event of default under the Amended Term Loan Credit Agreement could result in all loans and other obligations being declared due and payable and the term loan credit facility being terminated.

As of March 31, 2021, in addition to approximately $1.0 billion of borrowing availability under our revolving credit facility, we have approximately $736 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 3.4 percent for the three months ended March 31, 2021, compared to 3.9 percent for the three months ended March 31, 2020.

On March 16, 2021, our Board of Directors declared a quarterly cash dividend of $0.64 per share of common stock. This dividend was paid on April 26, 2021, to stockholders of record at the close of business on April 1, 2021. Additionally, during the first quarter of 2021, we repurchased 158 thousand outstanding shares of common stock in open market transactions at a net cost of $14 million.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes or foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $444 million of the total $577 million of cash and cash equivalents and short-term investments at March 31, 2021 was held by our operations outside of the U.S.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive loss (“OCL”). As of March 31, 2021, our Accumulated other comprehensive loss account (“AOCL”) included $67 million of net gains (net of income tax expense of $24 million) related to these derivative instruments. It is anticipated that $67 million of net gains (net of income tax expense of $24 million) will be reclassified into earnings during the next 12 months. We expect the net gains to be offset by changes in the underlying commodities costs.

Foreign-Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign-currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency of the operating unit are revalued into U.S. dollars. We primarily use derivative financial instruments such as foreign-currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. We enter into foreign-currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by Accounting Standards Codification 815, Derivatives and Hedging. As of March 31, 2021, we had foreign currency derivatives not designated as hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $487 million and $276 million, respectively.

As of March 31, 2021, we had foreign currency derivatives designated as cash flow hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $256 million and $422 million, respectively. The amount included in AOCI relating to these hedges at March 31, 2021, was an insignificant amount of net losses (net of income tax benefit of $1 million). It is anticipated that $2 million of net losses (net of income tax benefit of $1 million) will be reclassified into earnings during the next 12 months.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have outstanding T-Locks as of March 31, 2021.

As of March 31, 2021, AOCL included $4 million of net losses (net of an income tax benefit of $1 million) related to previously settled T-Locks. Once T-Locks are settled, deferred losses are amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that $1 million of net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

As of March 31, 2021, we did not have any interest rate swap agreements. As of March 31, 2020, we had an interest rate swap that effectively converted the interest rates on $200 million of our $400 million of 4.625% senior notes due November 1, 2020, to variable rates, which was paid in July 2020. This swap agreement called for us to receive interest at the fixed coupon rate of the notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR plus a spread. As of March 31, 2020, we designated this interest rate swap agreement as a hedge of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for it as a fair value hedge. The fair value of the interest rate swap agreement as of March 31, 2020 was a $4 million gain, and was reflected in the Condensed Consolidated Balance Sheets within Other assets, with an offsetting amount recorded in Long-term debt to adjust the carrying amount of the hedged debt obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no other changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends these forward-looking statements to be covered by the safe harbor provisions for such statements.

Forward-looking statements include, among others, any statements regarding the Company’s future prospects or financial condition, earnings, revenues, tax rates, capital expenditures, cash flows, expenses or other financial items, any statements concerning the Company’s prospects or future operations, including management’s plans or strategies and objectives therefor, and any assumptions, expectations or beliefs underlying the foregoing.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the impact of COVID-19 on the demand for our products and our financial results; changing consumption preferences relating to high fructose corn syrup and other products we make; the effects of global economic conditions and the general political, economic, business, and market conditions that affect customers and consumers in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products, including, particularly, economic, currency, and political conditions in South America and economic and political conditions in Europe, and the impact these factors may have on our sales volumes, the pricing of our products and our ability to collect our receivables from customers; future financial performance of major industries which we serve and from which we derive a significant portion of our sales, including, without limitation, the food, beverage, animal nutrition, and brewing industries; the uncertainty of acceptance of products developed through genetic modification and biotechnology; our ability to develop or acquire new products and services at rates or of qualities sufficient to gain market acceptance; increased competitive and/or customer pressure in the corn-refining industry and related industries, including with respect to the markets and prices for our primary products and our co-products, particularly corn oil; the availability of raw materials, including potato starch, tapioca, gum Arabic, and the specific varieties of corn upon which some of our products are based, and our ability to pass along potential increases in the cost of corn or other raw materials to customers; energy costs and availability, including energy issues in Pakistan; our ability to contain costs, achieve budgets, and realize expected synergies, including with respect to our ability to complete planned maintenance and investment projects on time and on budget and realize expected savings under our Cost Smart program as well as with respect to freight and shipping costs; the behavior of financial and capital markets, including with respect to foreign currency fluctuations, fluctuations in interest and exchange rates and market volatility and the associated risks of hedging against such fluctuations; our ability to successfully identify and complete acquisitions or strategic alliances on favorable terms as well as our ability to successfully integrate acquired businesses or implement and maintain strategic alliances and achieve anticipated synergies with respect to all of the foregoing; operating difficulties at our manufacturing facilities; the impact of impairment charges on our goodwill or long-lived assets; changes in our tax rates or exposure to additional income tax liability; our ability to maintain satisfactory labor relations; the impact on our business of natural disasters, war, or similar acts of hostility, threats or acts of terrorism, the outbreak or continuation of pandemics such as COVID-19, or the occurrence of other significant events beyond our control; changes in government policy, law, or regulation and costs of legal compliance, including compliance with environmental regulation; potential effects of climate change; security breaches with respect to information technology systems, processes, and sites; our ability to raise funds at reasonable rates and other factors affecting our access to sufficient funds for future growth and expansion; volatility in the stock market and other factors that could adversely affect our stock price; risks affecting the continuation of our dividend policy; and our ability to remediate in a timely manner a material weakness in our internal control over financial reporting.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our subsequent reports on Forms 10-Q and 8-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 55 to 56 in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those disclosures during the first quarter of 2021. For additional information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hedging and Financial Risk” in this report.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, Ingredion’s disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, our management continued updating certain internal controls and supporting processes to address the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2020 related to ineffective information technology general controls (“ITGCs”) related to user access over certain information technology (“IT”) systems. These control deficiencies were the result of insufficient development of IT personnel as the control owners did not adequately understand the control objectives or the design of the control activity, as well as the result of ineffective timely communication of the control objective to these IT personnel by management. To date, management has provided enhanced control training for ITGC owners, and we have designed and are in process of implementing our improved documentation of the user access review that more clearly communicates the control objective and management’s documentation requirements. We expect remediation of this material weakness will be completed by the end of the third quarter of 2021.

We acquired PureCircle and Verdient in the third and fourth quarters of 2020, respectively, and are currently in the process of evaluating and integrating the acquired operations, processes and internal controls. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information regarding the acquisitions.

Other than as described above, there were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

In 2015 and 2016, the Company self-reported certain monitoring and recordkeeping issues relating to environmental regulatory matters involving its Indianapolis, Indiana manufacturing facility. In September 2017, following inspections and the provision by the Company of requested information to the U.S. Environmental Protection Agency (the “EPA"), the EPA issued the Company a Notice of Violation, which included additional alleged violations beyond those self-reported by the Company. These additional alleged violations primarily relate to the results of stack testing at the facility. The allegations in the Notice of Violation, whether from the self-reported information, the inspections or the additional requested information, are not material to us. The EPA has referred the overall matter to the U.S. Department of Justice, Environment and Natural Resources Division (the "DOJ"). The DOJ and the Company are engaged in discussions with respect to a resolution of this matter.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

The following table presents information regarding our repurchase of shares of our common stock during the three months ended March 31, 2021.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
January 1 – January 31, 2021	—	—	—	5,855 shares
February 1 – February 28, 2021	—	—	—	5,855 shares
March 1 – March 31, 2021	158,065	89.59	158,065	5,697 shares
Total	158,065	89.59	158,065

On October 22, 2018, the Board of Directors authorized a stock repurchase program permitting us to purchase up to an additional 8.0 million shares of our outstanding common stock from November 5, 2018, through December 31, 2023. As of March 31, 2021, we have 5.7 million shares available for repurchase under the stock repurchase program.

ITEM 6

EXHIBITS

a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Number	Description of Exhibit

10.1

Second Amended and Restated Term Loan Credit Agreement, dated as of March 16, 2021, among Ingredion Incorporated, as Borrower, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2021, filed on March 18, 2021 (File No. 1-13397)).

10.2*†	Form of Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan.

10.3*†	Form of Restricted Stock Units Award Agreement for use in connection with awards under the Stock Incentive Plan.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INGREDION INCORPORATED

DATE:	May 7, 2021	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer