Form 10-Q
period 2021-06-30
Ingredion Inc
filed 2021-08-06
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2021
Common Stock, $.01 par value	67,005,068 shares

INGREDION INCORPORATED

FORM 10-Q

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$1,762	$1,349	$3,376	$2,892
Cost of sales	1,395	1,078	2,658	2,298
Gross profit	367	271	718	594

Operating expenses	167	147	320	301
Other (income) expense, net	(26)	—	(28)	2
Restructuring/impairment charges	4	11	374	25

Operating income	222	113	52	266

Financing costs, net	19	19	38	37
Other, non-operating (income), net	(2)	—	(3)	(1)

Income before income taxes	205	94	17	230
Provision for income taxes	24	27	79	85
Net income (loss)	181	67	(62)	145
Less: Net income attributable to non-controlling interests	3	1	6	4
Net income (loss) attributable to Ingredion	$178	$66	$(68)	$141

Weighted average common shares outstanding:
Basic	67.2	67.2	67.3	67.2
Diluted	67.9	67.6	67.3	67.7

Earnings (Loss) per common share of Ingredion:
Basic	$2.65	$0.98	$(1.01)	$2.10
Diluted	$2.62	$0.98	$(1.01)	$2.08

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$181	$67	$(62)	$145
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $40, $4, $47 and $16, respectively	107	(16)	129	(50)
(Gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $30, $4, $30 and $6, respectively	(79)	15	(80)	19
Currency translation adjustment	30	16	(22)	(118)
Comprehensive income (loss)	239	82	(35)	(4)
Less: Comprehensive income attributable to non-controlling interests	3	2	8	2
Comprehensive income (loss) attributable to Ingredion	$236	$80	$(43)	$(6)

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except share and per share amounts)	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$542	$665
Short-term investments	7	—
Accounts receivable, net	1,140	1,011
Inventories	1,054	917
Prepaid expenses	70	54
Total current assets	2,813	2,647

Property, plant and equipment, net of accumulated depreciation of $3,225 and $3,175, respectively	2,386	2,455
Goodwill	913	902
Other intangible assets, net of accumulated amortization of $240 and $229, respectively	431	444
Operating lease assets	189	173
Deferred income tax assets	27	23
Other assets	339	214
Total assets	$7,098	$6,858

Liabilities and equity
Current liabilities:
Short-term borrowings	$72	$438
Accounts payable and accrued liabilities	1,029	1,020
Total current liabilities	1,101	1,458

Non-current liabilities	225	227
Long-term debt	2,129	1,748
Non-current operating lease liabilities	152	136
Deferred income tax liabilities	214	217
Liabilities held for sale	335	—
Total liabilities	4,156	3,786

Share-based payments subject to redemption	28	30
Redeemable non-controlling interests	70	70

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,154	1,150
Less: Treasury stock (common stock: 10,808,504 and 10,795,346 shares at June 30, 2021 and December 31, 2020, respectively) at cost	(1,029)	(1,024)
Accumulated other comprehensive loss	(1,106)	(1,133)
Retained earnings	3,802	3,957
Total Ingredion stockholders’ equity	2,822	2,951
Non-redeemable non-controlling interests	22	21
Total equity	2,844	2,972
Total liabilities and equity	$7,098	$6,858

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net (loss) attributable to Ingredion						(68)
Net income (loss) attributable to non-controlling interests							7		(1)
Dividends declared						(87)	(7)
Repurchases of common stock, net				(24)
Share-based compensation, net of issuance			4	19				(2)
Other comprehensive (loss) income					27		1		1
Balance, June 30, 2021	$—	$1	$1,154	$(1,029)	$(1,106)	$3,802	$22	$28	$70

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31	$—
Net income attributable to Ingredion						141
Net income attributable to non-controlling interests							4
Dividends declared						(85)	(3)
Share-based compensation, net of issuance			6	13				(4)
Other comprehensive income (loss)					(149)		(2)
Balance, June 30, 2020	$—	$1	$1,143	$(1,027)	$(1,307)	$3,836	$20	$27	$—

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
Cash provided by operating activities
Net (loss) income	$(62)	$145
Non-cash charges to net (loss) income:
Depreciation and amortization	103	106
Mechanical stores expense	27	26
Deferred income taxes	(21)	(2)
Assets held for sale impairment	360	—
Other	(5)	25
Changes in working capital:
Accounts receivable and prepaid expenses	(118)	64
Inventories	(165)	(31)
Accounts payable and accrued liabilities	62	(21)
Margin accounts	(20)	(18)
Other	(32)	—
Cash provided by operating activities	129	294

Cash used for investing activities
Capital expenditures and mechanical stores purchases, net of proceeds on disposals	(102)	(175)
Payments for acquisitions, net of cash acquired of $2 and $ —, respectively	(40)	—
Investment in non-consolidated affiliates	(11)	(6)
Short-term investments	(4)	3
Cash used for investing activities	(157)	(178)

Cash (used for) provided by financing activities
Proceeds from borrowings	430	1,486
Payments on debt	(416)	(709)
Payments for debt issuance costs	—	(9)
Repurchases of common stock, net	(24)	—
Issuances of common stock for share-based compensation, net of settlements	9	2
Dividends paid, including to non-controlling interests	(93)	(87)
Cash (used for) provided by financing activities	(94)	683

Effects of foreign exchange rate changes on cash	(1)	(16)

(Decrease) increase in cash and cash equivalents	(123)	783

Cash and cash equivalents, beginning of period	665	264

Cash and cash equivalents, end of period	$542	$1,047

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

The unaudited Condensed Consolidated Financial Statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2020 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Statements of Comprehensive  Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.

2.     Summary of Significant Accounting Standards and Policies

For detailed information about the Company’s significant accounting standards and policies, see Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company’s significant accounting standards and policies for the three and six months ended June 30, 2021.

3. Acquisitions

Acquisitions

On April 1, 2021, the Company acquired KaTech, a privately-held company headquartered in Germany. KaTech provides advanced texture and stabilization solutions to the food and beverage industry. To complete the closing, the Company made a total cash payment of $40 million, net of $2 million of cash acquired, which it funded from cash on hand. The results of KaTech are reported on a one-month lag within the Company’s Condensed Consolidated Financial Statements during the integration process of the companies. KaTech’s operational results are recorded in the Company’s Europe, Middle East and Africa (“EMEA”) reportable business segment.

On November 3, 2020, the Company acquired the remaining 80% of the outstanding shares of Verdient Foods, Inc. (“Verdient”), as well as the leased land and buildings not owned by Verdient. To complete the closing, the Company made a total cash payment of CAD $33 million (USD $26 million), which it funded from cash on hand. The Company had previously entered into an equity method investment with Verdient by acquiring 20% of its outstanding shares. Verdient is a Canada-based producer of pulse-based protein concentrates and flours from peas, lentils, and fava beans for human food applications.  The results of the acquired operation are included in the Company’s consolidated results from the acquisition date within the North America reportable business segment.

On July 1, 2020, the Company completed its acquisition of a controlling interest in PureCircle Limited (“PureCircle”). PureCircle is one of the leading producers and innovators of plant-based stevia sweeteners for the global food and beverage industries. To complete the closing, the Company made a total cash payment of $208 million, net of $14 million of cash acquired, which it funded from cash on hand. After the closing, the Company owns 75% of PureCircle, with the remaining 25% owned by former PureCircle shareholders. PureCircle is consolidated by Ingredion for financial reporting purposes, with a corresponding redeemable non-controlling interest of $74 million recorded for the portion not owned by the Company at the time of acquisition. The results of PureCircle are reported on a one-month lag within the Company’s Condensed Consolidated Financial Statements during the integration process of the companies. The results of the acquired operations are included in the Company’s consolidated results from the acquisition date within the Asia-Pacific reportable business segment.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates.  The assets acquired and liabilities assumed in the transaction for each acquisition are generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred.

The acquisitions of KaTech and Verdient added a total of $36 million of goodwill and $35 million of tangible assets as of their respective acquisition dates. The purchase accounting for the assets acquired and liabilities assumed for KaTech and Verdient is preliminarily recorded based on available information and incorporating management’s best estimates.

The purchase accounting for the assets acquired and liabilities assumed for PureCircle is complete, except for goodwill and taxes, which are preliminarily recorded based on available information and incorporating management’s best estimates. The purchase accounting for taxes remains preliminary pending receipt of certain information required to finalize the determination of fair value.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill results from synergies and other operational benefits expected to be derived from the acquisition. The goodwill related to PureCircle is not tax-deductible due to the structure of the acquisition.

The following table summarizes the preliminary purchase price allocations for the PureCircle acquisition as of June 30, 2021:

(in millions)	PureCircle
Working capital (excluding cash)	$68
Property, plant and equipment	91
Other, net	(22)
Identifiable intangible assets	68
Goodwill	77
Total fair value, net of cash	282
Less: Non-redeemable non-controlling interests	74
Total purchase price, net of cash	$208

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

Pro-forma results of operation for any of the foregoing acquisitions have not been presented as the effect of each acquisition individually and in the aggregate with other acquisitions would not be material to the Company’s results of operations for any periods presented.

The Company incurred $5 million and $6 million of pre-tax acquisition and integration costs for the three and six months ended June 30, 2021, respectively. The Company incurred $3 million of pre-tax acquisition and integration costs for the three and six months ended June 30, 2020.

Equity Method Investments

On June 1, 2021, the Company and certain of its subsidiaries entered into an agreement with Amyris, Inc. (“Amyris”) for certain exclusive commercialization rights to Amyris’ rebaudioside M by fermentation (“Reb M”) product; the exclusive licensing of Amyris’ Reb M sweetener manufacturing technology; and a 31% ownership stake in a Reb M joint venture. In exchange for its ownership interest in the joint venture, Ingredion contributed $28 million of total consideration including $10 million of cash and non-exclusive intellectual property licenses and other consideration valued at $18 million. The transaction resulted in $8 million of Other (income) expense, net recorded in the Condensed Consolidated Statements of Income (Loss) during the three months ended June 30, 2021. The $8 million gain includes $18 million of other income related to non-exclusive intellectual property licenses and other consideration contributed by

Ingredion for the Company’s stake in the joint venture, offset by a $10 million cash payment made by a subsidiary of Ingredion to Amyris for the exclusive right to the Reb M sweetener manufacturing technology license from Amyris.

The Company incurred $1 million of pre-tax direct transaction costs to acquire the investment for the three and six months ended June 30, 2021.

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

The Company identifies customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of the transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. These amounts were not significant as of June 30, 2021 or December 31, 2020. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied; therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

From time to time, the Company may enter into long-term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities.  Any such arrangements are accounted for in Other assets or Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.  There were no significant contract assets or liabilities as of June 30, 2021 or December 31, 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net sales to unaffiliated customers:
North America	$1,068	$848	$2,013	$1,811
South America	268	182	541	419
Asia-Pacific	248	187	483	376
EMEA	178	132	339	286
Total net sales	$1,762	$1,349	$3,376	$2,892

5. Restructuring and Impairment Charges

For the three and six months ended June 30, 2021, the Company recorded $4 million and $374 million of pre-tax impairment and restructuring charges, respectively. For the three months ended June 30, 2021, these charges included pre-tax restructuring charges of $4 million primarily related to the Company’s Cost Smart program. For the six months ended June 30, 2021, the Company recorded impairment charges of $360 million related to held for sale treatment of net assets expected to be contributed to an unconsolidated joint venture in the third quarter of 2021, as described below, and pre-tax restructuring charges of $14 million primarily related to the Company’s Cost Smart program.

For the three months and six months ended June 30, 2020, the Company recorded $11 million and $25 million of pre-tax restructuring and impairment charges. For the three months ended June 30, 2020, these charges included $6 million of pre-tax restructuring and impairment charges for the Company’s Cost Smart Cost of sales program, and $5 million of pre-tax restructuring and impairment charges for the Company’s Cost Smart selling, general, and administrative expense (“SG&A”) program. For the six months ended June 30, 2020, the Company recorded $15 million of pre-tax restructuring and impairment charges related to its Cost Smart Cost of sales program, and $10 million of pre-tax restructuring and impairment charges related to its Cost Smart SG&A program.

Impairment Charges

On February 12, 2021, the Company signed an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish a joint venture to combine manufacturing operations in Argentina in order to sell value-added ingredients to customers in Argentina, Chile and Uruguay. The joint venture will be 51% owned by Grupo Arcor and 49% owned by Ingredion. The joint venture will operate five manufacturing facilities that produce value-added ingredients including glucose syrups, maltose, fructose, starch, and maltodextrins, among others, that are marketed to the food, beverage, pharmaceutical and other industries. The joint venture will be managed by a jointly appointed team of executives. Subject to the satisfaction of regulatory approvals and other closing conditions, the joint venture transaction is expected to close in the third quarter of 2021. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information about this transaction.

In connection with its entry into the joint venture agreement, the Company classified the assets and liabilities to be transferred to the joint venture as held for sale in its Condensed Consolidated Financial Statements for the six months ended June 30, 2021. Accordingly, the Company recorded those assets and liabilities at the estimated fair value, less estimated transaction costs, resulting in an impairment charge of $360 million, of which $311 million was related to the required valuation allowance of the cumulative translation losses associated with the contributed net assets and $49 million was related to the write-down of the contributed net assets to the agreed upon fair value. The non-cash impairment charge is subject to finalization based on the final transaction terms, ending balances and foreign exchange impacts at time of closing of the transaction. The Company recorded the impairment within Restructuring/impairment charges in the Condensed Consolidated Statements of (Loss) Income for the six months ended June 30, 2021. The held for sale assets and liabilities were classified within the Company’s South America reportable business segment.

The following table presents the major classes of assets and liabilities classified as held for sale for the joint venture agreement as of June 30, 2021. Assets classified as held for sale are included in Other assets and liabilities held for sale are included in Liabilities held for sale on the Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2021
Cash and cash equivalents	$2
Accounts receivable, net	29
Inventories	29
Prepaid expenses	1
Property, plant and equipment, net	58
Other assets	1
Impairment provision to record at fair value, less cost to sell	(49)
Assets held for sale	$71

Accounts payable	$18
Accrued liabilities	6
Impairment provision related to cumulative translation losses	311
Liabilities held for sale	$335

During the year ended December 31, 2020, the Company identified property, plant and equipment assets within the Stockton, California and Lane Cove, Australia locations that met the held for sale criteria totaling $8 million. During the six months ended June 30, 2021, the Company sold the Stockton, California land and building for $11 million, resulting in a gain of $5 million. The remaining assets held for sale as of June 30, 2021 were recorded at $2 million. The assets held for sale are reported within Other assets on the Condensed Consolidated Balance Sheets. A total of $73 million of assets held for sale, including the held for sale assets described above, are reported within Other assets as of June 30, 2021.

Restructuring Charges

For the three and six months ended June 30, 2021, the Company recorded $4 million and $14 million of pre-tax restructuring related charges, respectively. For the three months ended June 30, 2021, the Company recorded $4 million of pre-tax restructuring related charges, consisting of employee-related and other costs, including professional services, associated with its Cost Smart SG&A program and $5 million of restructuring related charges primarily in North America as a part of its Cost Smart Cost of sales program. The Cost Smart Cost of sales program charges were offset by a $5 million gain on the sale of the Stockton, California land and building during the period.

For the six months ended June 30, 2021, the Company recorded $14 million of pre-tax restructuring related charges, consisting of $9 million of employee-related and other costs, including professional services, associated with its Cost Smart SG&A program and $8 million of restructuring related charges as part of its Cost Smart Cost of sales program, primarily in North America. The Cost Smart Cost of sales program charges were partly offset by a $5 million gain on the sale of the Stockton, California land and building during the period. The Company also recorded $2 million of acquisition charges related to the planned joint venture transaction.

For the three and six months ended June 30, 2020, the Company recorded a total of $11 million and $25 million of pre-tax restructuring and impairment charges, respectively, as part of the Cost Smart program. For the three months ended June 30, 2020, the Company recorded $6 million of pre-tax restructuring charges for its Cost Smart Cost of sales program, including $3 million of asset write-offs and $1 million of other costs in relation to the closure of the Lane Cove, Australia production facility. During the three months ended June 30, 2020, the Company also recorded $1 million of accelerated depreciation and $1 million of employee-related severance, primarily in North America. For the six months ended June 30, 2020, the Company recorded $15 million of pre-tax restructuring charges for its Cost Smart Cost of sales program, including $6 million of asset write-offs, $2 million of other costs, and $1 million of accelerated depreciation in relation to the closure of the Lane Cove, Australia production facility. During the six months ended June 30, 2020, the Company also recorded $4 million of accelerated depreciation, $1 million of employee-related severance, and $1 million of other costs, primarily in North America.

Additionally, the Company recorded pre-tax restructuring charges of $5 million and $10 million during the three and six months ended June 30, 2020, respectively, for its Cost Smart SG&A program. During the three months ended June 30, 2020, the Company recorded $5 million of pre-tax restructuring charges, consisting primarily of other costs, including professional services, in North America. During the six months ended June 30, 2020, the Company recorded pre-tax restructuring costs of $10 million primarily in North America, consisting of $8 million of other costs, including professional services, and $2 million of employee-related severance.

A summary of the Company’s employee-related severance accrual as of June 30, 2021 is as follows (in millions):

Balance in severance accrual as of December 31, 2020	$12
Joint venture related	1
Cost Smart Cost of sales and SG&A	1
Payments made to terminated employees	(8)
Balance in severance accrual as of June 30, 2021	$6

The entire $6 million severance accrual as of June 30, 2021 is expected to be paid in the next 12 months.

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

The Company enters into certain corn derivative instruments that are not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging. Therefore, the realized and unrealized gains and losses from these instruments are recognized in Cost of sales in the Condensed Consolidated Statements of Income (Loss) during each accounting period. These derivative instruments also mitigate commodity price risk related to anticipated purchases of corn.

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

As of June 30, 2021, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 71 million bushels of corn and outstanding swap and option contracts that hedged the forecasted purchase of approximately 35 million mmbtu’s of natural gas.

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

The Company hedges certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $409 million and $410 million as of June 30, 2021 and December 31, 2020, respectively. The Company also hedges certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $251 million and $224 million as of June 30, 2021 and December 31, 2020, respectively.

The Company hedges certain assets using foreign currency cash flow hedging instruments, which had a notional value of $305 million and $401 million as of June 30, 2021 and December 31, 2020, respectively. The Company also hedges certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $482 million and $542 million as of June 30, 2021 and December 31, 2020, respectively.

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

The Company periodically enters into interest rate swaps to hedge its exposure to interest rate changes. The changes in fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gains or losses (the changes in fair value) of the hedged debt instruments that are attributable to changes in interest rates (the hedged risk), which are also recognized in earnings. As of June 30, 2021 and December 31, 2020, the Company did not have any outstanding interest rate swaps. During the year ended December 31, 2020, the Company had an outstanding interest rate swap agreement that converted the interest rates on $200 million of its $400 million 4.625% senior notes due November 1, 2020, to variable rates. The Company redeemed these notes in July 2020 and settled the outstanding interest rate swap in the second quarter of 2020.

The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCL until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company did not have outstanding T-locks as of June 30, 2021 or December 31, 2020.

The derivative instruments designated as cash flow hedges included in AOCL as of June 30, 2021 and December 31, 2020 are reflected below:

	Amount of Gains
Derivatives in Cash Flow Hedging Relationships	(Losses) included in AOCL
(in millions)	June 30, 2021	December 31, 2020
Commodity contracts, net of income tax effect of $33 and $16, respectively	$97	$47
Foreign currency contracts, net of income tax effect of $ —	(2)	(1)
Interest rate contracts, net of income tax effect of $1	(4)	(4)
Total	$91	$42

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of June 30, 2021
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$72	$1	$73	$5	$7	$12
Other assets	7	3	10	—	—	—
Assets	79	4	83	5	7	12
Accounts payable and accrued liabilities	4	3	7	3	13	16
Non-current liabilities	2	—	2	—	—	—
Liabilities	6	3	9	3	13	16
Net (Liabilities)/Assets	$73	$1	$74	$2	$(6)	$(4)

	Fair Value of Hedging Instruments as of December 31, 2020
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$50	$7	$57	$3	$4	$7
Other assets	4	—	4	—	1	1
Assets	54	7	61	3	5	8
Accounts payable and accrued liabilities	4	12	16	1	8	9
Non-current liabilities	2	—	2	—	2	2
Liabilities	6	12	18	1	10	11
Net (Liabilities)/Assets	$48	$(5)	$43	$2	$(5)	$(3)

Additional information relating to the Company’s derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in OCL on Derivatives		Income	Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Three Months Ended June 30,		Statement	Three Months Ended June 30,
(in millions)	2021	2020	Location	2021	2020
Commodity contracts	$149	$(20)	Cost of sales	$110	$(17)
Foreign currency contracts	(2)	1	Net sales/Cost of sales	(1)	(1)
Interest rate contracts	—	(1)	Financing costs, net	—	(1)
Total	$147	$(20)		$109	$(19)

Derivatives in Cash-Flow	Gains (Losses) Recognized in OCL on Derivatives		Income	Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Six Months Ended June 30,		Statement	Six Months Ended June 30,
(in millions)	2021	2020	Location	2021	2020
Commodity contracts	$176	$(57)	Cost of sales	$109	$(24)
Foreign currency contracts	—	(4)	Net sales/Cost of sales	1	—
Interest rate contracts	—	(5)	Financing costs, net	—	(1)
Total	$176	$(66)		$110	$(25)

Derivatives in Fair Value Hedging	Income Statement Location of	Gains (Losses) Recognized in Income		Income Statement	Gains (Losses) Recognized in Income
Relationships	Derivatives Designated as	Three Months Ended June 30,		Location	Three Months Ended June 30,
(in millions)	Hedging Instruments	2021	2020	of Hedged Items	2021	2020
Interest rate contracts	Financing costs, net	$—	$(4)	Financing costs, net	$—	$4

Derivatives in Fair Value	Income Statement Location of	Gains (Losses) Recognized in Income		Income Statement	Gains (Losses) Recognized in Income
Hedging Relationships	Derivatives Designated as	Six Months Ended June 30,		Location	Six Months Ended June 30,
(in millions)	Hedging Instruments	2021	2020	of Hedged Items	2021	2020
Interest rate contracts	Financing costs, net	$—	$(1)	Financing costs, net	$—	$1

As of June 30, 2021, AOCL included $85 million of net gains (net of income taxes of $30 million) on settled commodities-related derivatives instruments, foreign currency hedges, and T-Locks designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

Fair Value Measurements: Presented below are the fair values of the Company’s financial instruments and derivatives as of the dates presented:

	As of June 30, 2021				As of December 31, 2020
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$13	$13	$—	$—	$11	$11	$—	$—
Derivative assets	95	60	35	—	69	53	16	—
Derivative liabilities	25	7	18	—	29	3	26	—
Long-term debt	2,364	—	2,364	—	1,751	—	1,751	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
(b)	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.
(c)	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options, and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of June 30, 2021, the carrying value and fair value of the Company’s Long-term debt was approximately $2.1 billion and $2.4 billion, respectively.

7. Debt

Presented below are the Company’s debt carrying amounts, net of related discounts, premiums, and debt issuance costs as of June 30, 2021 and December 31, 2020:

	As of	As of
(in millions)	June 30, 2021	December 31, 2020
2.900% senior notes due June 1, 2030	$594	$594
3.200% senior notes due October 1, 2026	497	497
3.900% senior notes due June 1, 2050	390	390
6.625% senior notes due April 15, 2037	253	253
Amended term loan credit agreement due March 15, 2022	380	—
Revolving credit facility	—	—
Other long-term borrowings	15	14
Total long-term debt	2,129	1,748
Term loan credit agreement due April 12, 2021	—	380
Other short-term borrowings	72	58
Total short-term borrowings	72	438
Total debt	$2,201	$2,186

On March 16, 2021, the Company amended and restated its term loan credit agreement (the “Amended Term Loan Credit Agreement”). The Amended Term Loan Credit Agreement restates the previous agreement by extending the maturity date of the borrowings under the previous agreement until March 15, 2022. No new borrowings under the Amended Term Loan Credit Agreement were incurred in connection with the amendment and restatement. Borrowings under the Amended Term Loan Credit Agreement bear interest at a variable annual rate based on a London Interbank Offering Rate (“LIBOR”) or a base rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin. The Amended Term Loan Credit Agreement reduced the applicable interest rate margin for loans accruing interest based on LIBOR from 0.80 percent to 0.75 percent. The Company is required to pay a fee on the unused availability under the Amended Term Loan Credit Agreement. The Amended Term Loan Credit Agreement contains customary representations, warranties, covenants and events of default, including covenants restricting the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and certain fundamental changes involving the Company and its subsidiaries, subject to certain exceptions in each case. The Company must also maintain a specified maximum consolidated leverage ratio and a specified minimum consolidated interest coverage ratio. As of June 30, 2021, the Company was in compliance with these financial covenants. The occurrence of an event of default under the Amended Term Loan Credit Agreement could result in all loans and other obligations being declared due and payable and the term loan credit facility being terminated.

On June 30, 2021 the Company entered into a new revolving credit agreement (the “Revolving Credit Agreement”) to replace the previous revolving credit agreement, which was terminated. The Revolving Credit Agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of $1 billion outstanding at any time. The facility will mature on June 30, 2026.  Loans under the facility will accrue interest at a per annum rate equal, at the Company’s option, to either a LIBOR rate plus an applicable margin, or a base rate (generally determined according to the highest of the prime rate, the federal funds rate or the specified LIBOR rate plus 1.00%) plus an applicable margin. The Revolving Credit Agreement contains customary affirmative and negative covenants that, among other matters, specify customary reporting obligations, and that, subject to exceptions, restrict the incurrence of additional indebtedness by the Company’s subsidiaries, the incurrence of liens and the consummation of certain mergers, consolidations and sales of assets. The Company is subject to compliance, as of the end of each quarter, with a maximum leverage ratio of 3.5 to 1.0 and a minimum ratio of consolidated EBITDA to consolidated net interest expense of 3.5 to 1.0, as each such financial covenant is calculated for the most recently completed four-quarter period. As of June 30, 2021, the Company was in compliance with these covenants. The Company has the ability and intent to refinance the Amended Term Loan Credit Agreement on a long-term basis using the Revolving Credit Agreement or other sources prior to the maturity date.

Other short-term borrowings as of June 30, 2021 and December 31, 2020, primarily include amounts outstanding under various unsecured local country operating lines of credit.

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows for the periods presented:

	Three Months Ended		Six Months Ended
Lease Cost	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating lease cost	$15	$13	$29	$26
Variable operating lease cost	7	7	14	15
Short term lease cost	1	1	2	2
Lease cost	$23	$21	$45	$43

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented on the Condensed Consolidated Balance Sheet as of June 30, 2021.

Operating Leases	As of
(in millions)	June 30, 2021
2021 (Excluding the six months ended June 30, 2021)	$27
2022	47
2023	37
2024	27
2025	19
Thereafter	65
Total future lease payments	222
Less imputed interest	25
Present value of future lease payments	197
Less current lease liabilities	45
Non-current operating lease liabilities	$152
Operating lease assets	$189

Additional information related to the Company’s operating leases is listed below.

	Three Months Ended		Six Months Ended
Other Information	June 30,		June 30,
($ in millions)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$13	$29	$26
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$18	$13	$39	$21
			As of	As of
			June 30, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases			6.9 years	5.5 years
Weighted average discount rate:
Operating leases			4.4%	4.9%

9. Taxes

The Company’s effective tax rate for the three months ended June 30, 2021 decreased to 11.7 percent from 28.7 percent during the three months ended June 30, 2020. The decrease in the effective income tax rate was primarily driven by a discrete tax benefit of $30 million due to the reversal of an accrual for withholding tax on the unremitted earnings of a foreign subsidiary. The remaining change in the effective tax rate was driven by an increase in the value of the Mexican peso against the U.S. dollar during the three months ended June 30, 2021, as compared to a decrease during the three months ended March 31, 2021. The change in the value of the Mexican peso against the U.S. dollar produced a taxable translation loss during the three months ended June 30, 2021, compared to a gain during the three months ended June 30, 2020, on net-U.S.-dollar-monetary assets held in Mexico for which there was no corresponding loss or gain in pre-tax income.

The effective tax rate for the six months ended June 30, 2021 increased to 464.7 percent from 37.0 percent for the six months ended June 30, 2020. The primary cause of the increase in the effective tax rate was a $360 million impairment charge related to net assets that will be contributed to a joint venture, as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements. There was no corresponding income tax benefit recorded with respect to the impairment. The remaining change in the effective income tax rate was primarily driven by a 22 percent decrease in the value of the Mexican peso against the U.S. dollar during the six months ended June 30, 2020. The decrease in the value of the Mexican peso against the U.S. dollar produced taxable translation gains on net-U.S.-dollar-monetary assets held in Mexico for which there was no corresponding gain in pre-tax income. Consequently, the Company recorded a discrete tax expense of $22 million in the six months ended June 30, 2020, as compared to a $1 million discrete tax benefit in the six months ended June 30, 2021.

In January 2019, the Company’s Brazilian subsidiary received a favorable decision from the Federal Court of Appeals in Sao Paulo, Brazil, related to certain indirect taxes collected in prior years. The Company finalized its calculation of the amount of the credits and interest due from the favorable decision, concluding that the Company could be entitled to approximately $66 million of credits spanning a period from 2005 to 2018. The Department of Federal Revenue of Brazil, however, issued an Internal Ruling in which it charged that the Company is entitled to only $22 million of the calculated indirect tax credits and interest for the period from 2005 to 2014. The Brazil National Treasury filed a motion for clarification with the Brazilian Supreme Court, asking the Court, among other things, to modify the lower court’s decision to approve the Internal Ruling, which could impact the decision in favor of the Company.  During the year ended December 31, 2020, the Company received another favorable court judgment that clarified the calculation of the Company’s benefit, allowing the Company to claim gross treatment within the indirect tax claim calculation and a larger indirect tax claim against the government. As a result of the decision, the Company recorded an additional $35 million pre-tax benefit in the Consolidated Income Statement in Other income for the year ended December 31, 2020, related to the open period of 2005 to 2014. In May 2021, the Brazilian Supreme Court issued its ruling related to the calculation of certain indirect taxes, which affirmed the lower court rulings that the Company had received in previous years and affirmed that the Company is entitled to the previously recorded tax credits.  The Supreme Court ruling ensures that the Company will be entitled to $15 million of additional credits from the period of 2015 to 2018 that was previously unrecorded pending a final court ruling. The Company recorded the $15 million of additional credits during the three months ended June 30,

2021 within Other Income (expense), net in the Condensed Consolidated Income Sheet. As of June 30, 2021, the Company has $64 million of future tax offsets recorded in Other assets and Prepaid expenses on the Condensed Consolidated Balance Sheets that result in deferred income taxes of $22 million. The tax offsets arose from the recovery of indirect taxes withheld and paid in 2021 and prior years. The Company will use the tax offsets to eliminate its Brazilian federal tax payments in 2021 and future years, including the income tax payable with respect to the indirect taxes recovered.

10. Net Periodic Pension and Postretirement Benefit Costs

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1	$1	$1	$1	$2	$2	$2	$2
Interest cost	2	3	2	3	4	6	5	6
Expected return on plan assets	(4)	(6)	(2)	(2)	(9)	(11)	(4)	(4)
Amortization of actuarial loss	—	—	—	1	—	—	1	1
Net periodic benefit cost (a)	$(1)	$(2)	$1	$3	$(3)	$(3)	$4	$5

The Company currently anticipates that it will make approximately $4 million in cash contributions to its pension plans in 2021, consisting of contributions of $3 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the six months ended June 30, 2021, cash contributions of approximately $2 million were made to the non-U.S. plans and an insignificant amount to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	—	1	1	2
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit cost (a)	$—	$1	$—	$1
(a)	The service cost component of net periodic benefit cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income (Loss). The interest cost, expected return on plan assets, amortization of prior service credit, and amortization of actuarial loss components of net periodic benefit cost are presented as Other, non-operating income on the Condensed Consolidated Statements of Income (Loss).

11. Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	June 30, 2021	December 31, 2020
Finished and in process	$593	$584
Raw materials	359	236
Manufacturing supplies and other	102	97
Total inventories	$1,054	$917

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

During the three and six months ended June 30, 2021, the Company repurchased 107 thousand and 265 thousand outstanding shares of common stock in open market transactions at a net cost of $10 million and $24 million, respectively. During the three and six months ended June 30, 2020, the Company did not repurchase shares of common stock.

Share-based payments: The following table summarizes the components of the Company’s share-based compensation expense for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Stock options:
Pre-tax compensation expense	$1	$1	$2	$2
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	1	1	2	2

Restricted stock units ("RSUs"):
Pre-tax compensation expense	3	3	6	6
Income tax benefit	(1)	—	(1)	(1)
RSUs, net of income taxes	2	3	5	5

Performance shares and other share-based awards:
Pre-tax compensation expense	2	2	3	4
Income tax benefit	—	—	—	—
Performance shares and other share-based compensation expense, net of income taxes	2	2	3	4

Total share-based compensation:
Pre-tax compensation expense	6	6	11	12
Income tax benefit	(1)	—	(1)	(1)
Total share-based compensation expense, net of income taxes	$5	$6	$10	$11

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

The Company granted non-qualified options to purchase 358 thousand shares and 336 thousand shares for the six months ended June 30, 2021 and 2020, respectively. The fair value of each option grant for the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions at the date of grant:

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

Stock option activity for the six months ended June 30, 2021 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	2,238	$86.55	5.15	$14
Granted	358	87.12
Exercised	(189)	58.07
Cancelled	(56)	92.83
Outstanding as of June 30, 2021	2,351	$88.99	5.70	$20
Exercisable as of June 30, 2021	1,740	$89.30	4.47	$19

For the six months ended June 30, 2021, cash received from the exercise of stock options was approximately $11 million. As of June 30, 2021, the unrecognized compensation cost related to non-vested stock options totaled $5 million, which is expected to be amortized over the weighted-average period of approximately 1.8 years.

Additional information pertaining to stock option activity is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share)	2021	2020	2021	2020
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$12.31	$11.48
Total intrinsic value of stock options exercised	$1	$—	$6	$4

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

The following table summarizes RSU activity for the six months ended June 30, 2021:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2020	418	$96.45
Granted	219	87.32
Vested	(84)	126.56
Cancelled	(34)	90.69
Non-vested as of June 30, 2021	519	$88.18

As of June 30, 2021, the total remaining unrecognized compensation cost related to RSUs was $26 million, which will be amortized over a weighted average period of approximately 2.0 years.

Performance Shares: The Company has a long-term incentive plan for senior management in the form of performance shares. Historically these performance shares vested based solely on the Company’s total shareholder return as compared to the total shareholder return of its peer group over the three-year vesting period. Beginning with the 2019 performance share grants, the vesting of the performance shares is based on two performance metrics. Fifty percent of the performance shares awarded will vest based on the Company’s total shareholder return as compared to the total shareholder return of its peer group, and the remaining fifty percent will vest based on the calculation of the Company’s three-year average Adjusted Return on Invested Capital (“Adjusted ROIC”) against an established Adjusted ROIC target. The 2021 performance shares were granted in two tranches. Vesting for the first tranche was split evenly between the Company’s total shareholder return and Adjusted ROIC against the applicable target. The second tranche of performance share awards will vest 100% based on the calculation of Adjusted ROIC against the applicable target.

For the 2021 performance shares awarded based on the Company’s total shareholder return, the number of shares that ultimately vest can range from zero to 200% of the grant depending on the Company’s total shareholder return as compared to the total shareholder return of its peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture, and Compensation Committee of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the 2021 performance shares awarded based on Adjusted ROIC, the number of shares that ultimately vest can range from zero to 200% of the grant depending on the Company’s Adjusted ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture, and Compensation Committee. Compensation expense is based on the market price of the Company’s common stock on the date of the grant and the final number of shares that ultimately vest.  The Company will estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect the Company’s estimated Adjusted ROIC performance against the target. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the six months ended June 30, 2021, the Company awarded 108 thousand performance shares at a weighted average fair value of $100.29 per share.

As of June 30, 2021, the unrecognized compensation cost related to these awards was $10 million, which will be amortized over the remaining requisite service period of 2.0 years.

The 2018 performance share awards vested during the six months ended June 30, 2021, achieving a zero percent payout of the granted performance shares. Additionally, there were 10 thousand performance share cancellations during the six months ended June 30, 2021.

Accumulated Other Comprehensive Loss: The following is a summary of net changes in Accumulated other comprehensive loss by component and net of tax for the six months ended June 30, 2021 and 2020:

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(1,114)	$42	$(61)	$(1,133)
Other comprehensive (loss) gain before reclassification adjustments	(22)	176	—	154
(Gain) reclassified from accumulated OCL	—	(110)	—	(110)
Tax (provision)	—	(17)	—	(17)
Net other comprehensive (loss) income	(22)	49	—	27
Balance, June 30, 2021	$(1,136)	$91	$(61)	$(1,106)

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(1,089)	$(9)	$(60)	$(1,158)
Other comprehensive (loss) before reclassification adjustments	(118)	(66)	—	(184)
Loss reclassified from accumulated OCL	—	25	—	25
Tax benefit	—	10	—	10
Net other comprehensive loss	(118)	(31)	—	(149)
Balance, June 30, 2020	$(1,207)	$(40)	$(60)	$(1,307)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity provide the dividends per share for common stock for the periods presented:

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net (loss) attributable to Ingredion						(246)
Net income attributable to non-controlling interests							4		(1)
Dividends declared, common stock ($0.64/share)						(44)
Repurchases of common stock				(14)
Share-based compensation, net of issuance			5	16				(9)
Other comprehensive loss					(31)		1		1
Balance, March 31, 2021	$—	$1	$1,155	$(1,022)	$(1,164)	$3,667	$26	$21	$70
Net income attributable to Ingredion						178
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.64/share)						(43)
Dividends declared, non-controlling interests							(7)
Repurchases of common stock				(10)
Share-based compensation, net of issuance			(1)	3				7
Other comprehensive income					58
Balance, June 30, 2021	$—	$1	$1,154	$(1,029)	$(1,106)	$3,802	$22	$28	$70

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31	$—
Net income attributable to Ingredion						75
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.63/share)						(42)
Repurchases of common stock
Share-based compensation, net of issuance			5	12				(8)
Other comprehensive loss					(164)		(3)
Balance, March 31, 2020	$—	$1	$1,142	$(1,028)	$(1,322)	$3,813	$21	$23	$—
Net income attributable to Ingredion						66
Net income attributable to non-controlling interests							1
Dividends declared, common stock ($0.63/share)						(43)
Dividends declared, non-controlling interests							(3)
Repurchases of common stock
Share-based compensation, net of issuance			1	1				4
Other comprehensive income (loss)					15		1
Balance, June 30, 2019	$—	$1	$1,143	$(1,027)	$(1,307)	$3,836	$20	$27	$—

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$178	67.2	$2.65	$66	67.2	$0.98

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.7			0.4
Diluted EPS	$178	67.9	$2.62	$66	67.6	$0.98

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$(68)	67.3	$(1.01)	$141	67.2	$2.10

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards					0.5
Diluted EPS	$(68)	67.3	$(1.01)	$141	67.7	$2.08

For the three and six months ended June 30, 2021, approximately 1.4 million and 2.1 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2020, approximately 1.6 million and 1.3 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

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

Presented below are the Company’s Net sales to unaffiliated customers by reportable segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net sales to unaffiliated customers:
North America	$1,068	$848	$2,013	$1,811
South America	268	182	541	419
Asia-Pacific	248	187	483	376
EMEA	178	132	339	286
Total net sales	$1,762	$1,349	$3,376	$2,892

Presented below is the Company’s Operating income by reportable business segment for the three months ended June 30, 2021, and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating income:
North America	$149	$101	$283	$226
South America	33	13	73	39
Asia-Pacific	24	22	49	42
EMEA	32	21	63	48
Corporate	(30)	(30)	(59)	(61)
Subtotal	208	127	409	294
Acquisition/integration costs	(4)	(3)	(5)	(3)
Equity method acquisition charges	7	—	7	—
Restructuring/impairment charges	(4)	(11)	(14)	(25)
Assets held for sale impairment	—	—	(360)	—
Other matters	15	—	15	—
Total operating income	$222	$113	$52	$266

Presented below are the Company’s total assets by reportable segment as of June 30, 2021, and December 31, 2020.

	As of	As of
(in millions)	June 30, 2021	December 31, 2020
Assets:
North America (a)	$4,279	$4,231
South America	862	818
Asia-Pacific	1,331	1,255
EMEA	626	554
Total assets	$7,098	$6,858
(a)	For purposes of presentation, North America includes Corporate assets.

14. Subsequent Events

On August 2, 2021, the Company and Grupo Arcor finalized closing conditions necessary to close the joint venture transaction originally announced on February 12, 2021, and more fully described in Note 5 of the Notes to the Condensed Consolidated Financial Statements.  As part of the transaction, the Company contributed certain assets of its operations in Argentina, Chile, and Uruguay to the joint venture in exchange for 49% ownership of the joint venture shares and cash. The Company will finalize the resulting impact of the closing conditions on the held for sale assets contributed to the venture during the third quarter of 2021.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” the “Company” and “Ingredion” mean Ingredion Incorporated and its consolidated subsidiaries.

Overview

We are a major supplier of high-quality food and industrial ingredient solutions to customers around the world. As of June 30, 2021, we have 47 manufacturing facilities located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our ingredients are used by customers in the food, beverage, brewing, and animal nutrition industries, among others.

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

For the three months ended June 30, 2021, Operating income, Net income, and Diluted earnings per share increased from the comparable 2020 period. The increases for this period were primarily due to the volume recovery in 2021. During the comparable 2020 period, there were reductions in volume driven by government mandated shutdowns associated with the coronavirus disease 2019 (“COVID-19”) pandemic, particularly in the Americas.

COVID-19:  Our operations in recent periods have been adversely affected by impacts of the COVID-19 pandemic. Our global operations expose us to risks associated with public health crises such as COVID-19. Foreign governmental organizations and governmental organizations at the national, state and local levels in the United States took various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations. As a manufacturer of food ingredients, our operations are considered “essential” under most current COVID-19 government regulations, and our facilities are operating globally. While certain government organizations have begun to lift some of the pandemic control measures, COVID-19 continues to spread and may result in the imposition of more restrictions in the future. We did not experience any material supply chain interruptions during the three months ended June 30, 2021, and were able to continue to operate and ship products from our global network of manufacturing facilities. We place top priority on our employees’ health and safety and continue to follow the advice and the guidelines of applicable public health authorities for physical distancing and to make available personal protective equipment and sanitization supplies. We continue to monitor COVID-19 infection rates as well as the pace and effectiveness of vaccination rollouts, as the net sales volume is generally correlated with increased consumer activity and availability of food and beverages consumed away from home.

Impairment Charges: On February 12, 2021, we signed an agreement with Grupo Arcor, an Argentine food company, to establish a joint venture to combine manufacturing operations in Argentina in order to sell value-added ingredients to customers in Argentina, Chile and Uruguay. In connection with our entry into the joint venture agreement, we classified the assets and liabilities to be transferred to the joint venture as held for sale in our Condensed Consolidated Financial Statements during the six months ended June 30, 2021. Accordingly, we recorded those assets and liabilities at the estimated fair value, less estimated transaction costs, resulting in an impairment charge of $360 million, of which $311 million was related to the required valuation allowance of the cumulative translation losses associated with the contributed net assets and $49 million was related to the write-down of the contributed net assets to the agreed upon fair value. The non-cash impairment charge is subject to finalization based on the final transaction terms, ending balances and foreign exchange impacts at time of closing of the transaction. We recorded the impairment within Restructuring/impairment charges, net in the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2021 included in this report. The assets and liabilities held for sale are recorded in our Condensed Consolidated Balance Sheets as of June 30, 2021 included in this report in Other assets and Liabilities held for sale, respectively. The assets and liabilities held for sale were classified under our South America reportable business segment.

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

Our Cost Smart program and other initiatives have resulted in restructuring charges. For the three and six months ended June 30, 2021, we recorded $4 million and $12 million, respectively, of pre-tax restructuring charges related to these programs. For the three months ended June 30, 2021, we recorded $4 million of pre-tax restructuring charges, consisting of employee-related and other costs, including professional services, associated with our Cost Smart SG&A program and $5 million of restructuring charges primarily in North America for our Cost Smart Cost of sales program. The Cost Smart Cost of sales program charges were offset by a $5 million gain on our sale of the Stockton, California land and building during the period. During the six months ended June 30, 2021, we recorded $9 million of employee-related and other costs, including professional services, associated with our Cost Smart SG&A program and $8 million of restructuring charges as part of our Cost Smart Cost of sales program, primarily in North America. The Cost Smart Cost of sales charges were partly offset by a $5 million gain on the sale of the Stockton, California land and building during the period.

Liquidity and Capital Resources: Our cash provided by operating activities decreased to $129 million for the six months ended June 30, 2021, from $294 million for the prior year, primarily due to changes in our working capital. Our cash used for investing activities decreased to $157 million for the six months ended June 30, 2021, from $178 million for the prior year, primarily as a result of the timing of capital expenditures and mechanical stores purchases. Our cash used for financing activities was $94 million during the six months ended June 30, 2021, compared to cash provided by financing activities of $683 million in the prior year. This decrease was mainly driven by lower net borrowings during the current period, as we issued and sold $1.0 billion of senior notes during the six months ended June 30, 2020.

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

We acquired a controlling interest in KaTech on April 1, 2021, Verdient on November 3, 2020, and PureCircle on July 1, 2020. The results of the acquired businesses are included in our consolidated financial results from the respective acquisition dates. While we identify the effects of the acquisitions, our discussion below also addresses results of operations excluding the impact of the acquisitions and the results of the acquired businesses, where appropriate, to provide a more comparable analysis.

For the Three Months Ended June 30, 2021

With Comparatives for the Three Months Ended June 30, 2020

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales	$1,762	$1,349	$413	31%
Cost of sales	1,395	1,078	(317)	(29)%
Gross profit	367	271	96	35%

Operating expenses	167	147	(20)	(14)%
Other (income) expense, net	(26)	—	26	—%
Restructuring/impairment charges	4	11	7	64%

Operating income	222	113	109	96%

Financing costs, net	19	19	—	—%
Other, non-operating (income), net	(2)	—	2	—%

Income before income taxes	205	94	111	118%
Provision for income taxes	24	27	3	11%
Net income	181	67	114	170%
Less: Net income attributable to non-controlling interests	3	1	(2)	(200)%
Net income attributable to Ingredion	$178	$66	$112	170%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended June 30, 2021, increased by 170 percent to $178 million from $66 million for the three months ended June 30, 2020. The increase in net income was largely attributable to volume growth and demand recovery across all customer segments and specialty product growth.

Net sales. Net sales increased $413 million or 31 percent for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was driven by higher volumes, including PureCircle and KaTech, as well as strong price mix, including the pass through of higher corn costs.

Cost of sales. Cost of sales for the three months ended June 30, 2021 increased by $317 million or 29 percent as compared to the three months ended June 30, 2020. Our gross profit margin increased by 1 percent, from 20 percent for the three months ended June 30, 2020 to 21 percent for the three months ended June 30, 2021. The increase in gross profit margin was mainly attributable to strong price mix.

Operating expenses. Our Operating expenses increased 14 percent to $167 million for the three months ended June 30, 2021 as compared to $147 million for the three months ended June 30, 2020.  Operating expenses, as a percentage of Net sales, was 9 percent for the three months ended June 30, 2021 and 11 percent for the three months ended June 30, 2020. The decrease in this ratio was driven by the increase in Net sales for the current period, which was partly offset by an increase in Operating expenses resulting from our acquisitions of PureCircle and KaTech.

Financing costs, net. Financing costs for the three months ended June 30, 2021 were flat compared to the three months ended June 30, 2020.

Provision for income taxes. Our effective tax rate for the three months ended June 30, 2021 was 11.7 percent compared to 28.7 percent for the three months ended June 30, 2020. The decrease in the effective income tax rate was primarily driven by a discrete tax benefit of $30 million due to the reversal of an accrual for withholding tax on the unremitted earnings of a foreign subsidiary. The remaining change in the effective tax rate was driven by an increase in the value of the Mexican peso against the U.S. dollar during the three months ended June 30, 2021, as compared to a decrease during the three months ended March 31, 2021. The change in the value of the Mexican peso against the U.S. dollar produced a taxable translation loss during the three months ended June 30, 2021, compared to a gain during the three months ended June 30, 2020, on net-U.S.-dollar-monetary assets held in Mexico for which there was no corresponding loss or gain in pre-tax income.

Segment Results

North America

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$1,068	$848	$220	26%
Operating income	149	101	48	48%

Net sales. Our increase in Net sales of 26 percent for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was driven by a 16 percent increase in volume, a 9 percent increase in price mix, and a favorable foreign exchange impact of 1 percent.

Operating income. Our Operating income increased by $48 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was driven by favorable price mix, higher volumes, and improved corn margins. These increases were partially offset by manufacturing cost inflation.

South America

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$268	$182	$86	47%
Operating income	33	13	20	154%

Net sales. Our Net sales increased 47 percent for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to an 33 percent increase in favorable price mix, a 12 percent increase in volume, and a favorable foreign exchange impact of 2 percent.

Operating income. Our increase in Operating income of $20 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to favorable price mix.

Asia-Pacific

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$248	$187	$61	33%
Operating income	24	22	2	9%

Net sales. Our Net sales increased 33 percent for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Of the increase, 16 percent was due to the inclusion of PureCircle results in the 2021 period.  In addition, we experienced a 9 percent increase in volume, favorable foreign exchange impact of 6 percent, and 2 percent increase in price mix.

Operating income. Our Operating income increased by $2 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was driven by higher volumes and favorable foreign exchange impacts.

EMEA

	Three Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$178	$132	$46	35%
Operating income	32	21	11	52%

Net sales. Our Net sales increased by 35 percent for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Of the increase, 6 percent was due to the inclusion of KaTech results in the 2021 period. In addition, we experienced a 18 percent increase in volume, favorable foreign exchange impact of 9 percent, and 2 percent increase due to price mix.

Operating income. Our Operating income increased $11 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was largely attributable to lower raw material costs and favorable price mix in Pakistan and favorable foreign exchange impacts in Europe.

For the Six Months Ended June 30, 2021

With Comparatives for the Six Months Ended June 30, 2020

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales	$3,376	$2,892	$484	17%
Cost of sales	2,658	2,298	(360)	(16)%
Gross profit	718	594	124	21%

Operating expenses	320	301	(19)	(6)%
Other (income) expense, net	(28)	2	30	1,500%
Restructuring/impairment charges	374	25	(349)	(1,396)%

Operating income	52	266	(214)	(80)%

Financing costs, net	38	37	(1)	(3)%
Other, non-operating (income), net	(3)	(1)	2	200%

Income before income taxes	17	230	(213)	(93)%
Provision for income taxes	79	85	6	7%
Net (loss) income	(62)	145	(207)	(143)%
Less: Net income attributable to non-controlling interests	6	4	(2)	(50)%
Net (loss) income attributable to Ingredion	$(68)	$141	$(209)	(148)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the six months ended June 30, 2021, decreased by 148 percent to $(68) million from $141 million for the six months ended June 30, 2020.  The decrease in net income was largely attributable to an impairment charge taken for the held for sale treatment of certain net assets that will be contributed to the Arcor joint venture in Argentina as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report. The effect of this charge was partially offset by volume growth from demand recovery across all customer segments and specialty product growth.

Net sales. Net sales increased $484 million or 17 percent for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was driven by higher volume, including PureCircle and KaTech, as well as strong price mix, including the pass through of higher corn costs.

Cost of sales. Cost of sales for the six months ended June 30, 2021 increased by $360 million or 16 percent as compared to the six months ended June 30, 2020. Our gross profit margin remained flat at 21 percent for the six months ended June 30, 2020 as compared to the six months ended June 30, 2021.

Operating expenses. Our Operating expenses increased 6 percent to $320 million for the six months ended June 30, 2021 as compared to $301 million for the six months ended June 30, 2020. Operating expenses, as a percentage of Net sales, decreased to 9 percent for the six months ended June 30, 2021 from 10 percent for the six months ended June 30, 2020.  The decrease in this ratio was driven by the increase in Net sales for the current period, which was partly offset by an increase in Operating expenses resulting from our acquisitions of PureCircle and KaTech.

Financing costs, net. Financing costs for the six months ended June 30, 2021 increased to $38 million from $37 million for the six months ended June 30, 2020. The increase was driven primarily by lower capitalized interest on capital projects for the six months ended June 30, 2021.

Provision for income taxes. Our effective tax rate for the six months ended June 30, 2021 was 464.7 percent compared to 37.0 percent for the six months ended June 30, 2020. The primary cause of the increase in the effective tax rate was a $360 million impairment charge referred to above related to net assets that will be contributed to the Arcor joint venture in Argentina. There was no corresponding income tax benefit recorded with respect to the impairment. The effective income tax rate also increased due to a 22 percent decrease in the value of the Mexican peso against the U.S. dollar during the six months ended June 30, 2020. The decrease in the value of the Mexican peso against the U.S. dollar produced taxable translation gains on net-U.S.-dollar-monetary assets held in Mexico for which there was no corresponding gain in pre-tax income. Consequently, the Company recorded a discrete tax expense of $22 million in the six months ended June 30, 2020, as compared to a $1 million discrete tax benefit in the six months ended June 30, 2021. These items were offset by a discrete tax benefit of $30 million due to the reversal of an accrual for withholding tax on the unremitted earnings of a foreign subsidiary.

Segment Results

North America

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$2,013	$1,811	$202	11%
Operating income	283	226	57	25%

Net sales. Our increase in Net sales of 11 percent for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was driven by a 6 percent increase in price mix, 4 percent increase in volume, and favorable foreign exchange impact of 1 percent.

Operating income. Our Operating income increased by $57 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was driven by favorable price mix, higher volumes, and improved corn margins. These increases were partially offset by manufacturing cost inflation.

South America

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$541	$419	$122	29%
Operating income	73	39	34	87%

Net sales. Our Net sales increased 29 percent for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to a 26 percent increase in favorable price mix and 8 percent increase in volume, partially offset by unfavorable foreign exchange impact of 5 percent.

Operating income. Our increase in Operating income of $34 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to favorable price mix.

Asia-Pacific

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$483	$376	$107	28%
Operating income	49	42	7	17%

Net sales. Our Net sales increased 28 percent for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Of the increase, 14 percent was due to the inclusion of PureCircle results in the 2021 period.  In addition, our results reflected a 10 percent increase in volume and a 6 percent favorable foreign exchange impact. These items were partially offset by a 2 percent decrease from price mix.

Operating income. Our Operating income increased by $7 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was driven by higher volumes and favorable foreign exchange impacts.

EMEA

	Six Months Ended June 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$339	$286	$53	19%
Operating income	63	48	15	31%

Net sales. Our Net sales increased by 19 percent for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Of the increase, 3 percent was due to the inclusion of KaTech results in the 2021 period. In addition, we experienced a 7 percent favorable foreign exchange impact, 6 percent increase in volume, and a 3 percent increase due to price mix.

Operating income. Our Operating income increased $15 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was largely attributable to lower raw material costs and favorable price mix in Pakistan and favorable foreign exchange impacts in Europe.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2021 was $129 million, as compared to $294 million for the six months ended June 30, 2020. The decrease in operating cash flow was primarily driven by our changes in working capital. Cash used for investing activities for the six months ended June 30, 2021 was $157 million, as compared to $178 million for the six months ended June 30, 2020. The change was driven by the timing of capital expenditures and mechanical stores purchases, which totaled $102 million for the six months ended June 30, 2021, compared to $175 million for the six months ended June 30, 2020.  The decrease in capital expenditures and mechanical stores purchases were partly offset by the $40 million of net cash used for the acquisition of KaTech during the six months ended June 30, 2021.

As of June 30, 2021, our total debt consists of the following:

(in millions)
2.900% senior notes due June 1, 2030	$594
3.200% senior notes due October 1, 2026	497
3.900% senior notes due June 1, 2050	390
6.625% senior notes due April 15, 2037	253
Amended term loan credit agreement due March 15, 2022	380
Revolving credit facility	—
Other long-term borrowings	15
Total long-term debt	2,129
Other short-term borrowings	72
Total short-term borrowings	72
Total debt	$2,201

During the six months ended June 30, 2021, we amended and restated our term loan credit agreement (the “Amended Term Loan Credit Agreement”). The Amended Term Loan Credit Agreement restates the previous agreement by extending the maturity date of the borrowings under the previous agreement until March 15, 2022. No new borrowings under the Amended Term Loan Credit Agreement were incurred in connection with the amendment and restatement. Borrowings under the Amended Term Loan Credit Agreement bear interest at a variable annual rate based on a London Interbank Offering Rate (“LIBOR”) or a base rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin. The Amended Term Loan Credit Agreement reduced the applicable interest rate margin for loans accruing interest based on LIBOR from 0.80 percent to 0.75 percent. The Company is required to pay a fee on the unused availability under the Amended Term Loan Credit Agreement. The Amended Term Loan Credit Agreement contains customary representations, warranties, covenants and events of default, including covenants restricting the incurrence of liens, the incurrence of indebtedness by our subsidiaries and certain fundamental changes involving us and our subsidiaries, subject to certain exceptions in each case. We must also maintain a specified maximum consolidated leverage ratio and a specified minimum consolidated interest coverage ratio. As of June 30, 2021, we were in compliance with these financial covenants. The occurrence of an event of default under the Amended Term Loan Credit Agreement could result in all loans and other obligations being declared due and payable and the term loan credit facility being terminated.

During the six months ended June 30, 2021, we entered into a revolving credit agreement (the “Revolving Credit Agreement”) to replace our previous revolving credit agreement, which was terminated. The Revolving Credit Agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of $1 billion outstanding at any time. The facility will mature on June 30, 2026.  Loans under the facility will accrue interest at a per annum rate equal, at the Company’s option, to either a LIBOR rate plus an applicable margin, or a base rate (generally determined according to the highest of the prime rate, the federal funds rate or the specified LIBOR rate plus 1.00%) plus an applicable margin. The Revolving Credit Agreement contains customary affirmative and negative covenants that, among other matters, specify customary reporting obligations, and that, subject to exceptions, restrict the incurrence of additional indebtedness by the our subsidiaries, the incurrence of liens and the consummation of certain mergers, consolidations and sales of assets. We are subject to compliance, as of the end of each quarter, with a maximum leverage ratio of 3.5 to 1.0 and a minimum ratio of consolidated EBITDA to consolidated net interest expense of 3.5 to 1.0, as each such financial covenant is calculated for the most recently completed four-quarter period.  As of June 30, 2021, we were in in compliance with these covenants. We have the ability and intent to refinance the Amended Term Loan Credit Agreement on a long-term basis using the Revolving Credit Agreement or other sources prior to the maturity date.

As of June 30, 2021, in addition to approximately $1.0 billion of borrowing availability under our revolving credit facility, we have approximately $795 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 3.4 percent for the six months ended June 30, 2021, compared to 3.4 percent for the six months ended June 30, 2020.

Effective as of July 27, 2021, we established a commercial paper program under which we may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1 billion outstanding at any time.  The notes will be sold from time to time on customary terms in the U.S. commercial paper market.  We will use the note proceeds for general corporate purposes.

On May 19, 2021, our Board of Directors declared a quarterly cash dividend of $0.64 per share of common stock. This dividend was paid on July 26, 2021, to stockholders of record at the close of business on July 1, 2021. Additionally, during the three and six months ended June 30, 2021, we repurchased 107 thousand and 265 thousand outstanding shares of common stock, respectively, in open market transactions at a net cost of $10 million and $24 million, respectively.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes or foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $534 million of the total $549 million of cash and cash equivalents and short-term investments at June 30, 2021 was held by our operations outside of the U.S.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive loss (“OCL”). As of June 30, 2021, our Accumulated other comprehensive loss account (“AOCL”) included $97 million of net gains (net of income tax expense of $33 million) related to these derivative instruments. It is anticipated that $89 million of net gains (net of income tax expense of $31 million) will be reclassified into earnings during the next 12 months. We expect the net gains to be offset by changes in the underlying commodities costs.

Foreign-Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign-currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency of the operating unit are revalued into U.S. dollars. We primarily use derivative financial instruments such as foreign-currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. We enter into foreign-currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by Accounting Standards Codification 815, Derivatives and Hedging. As of June 30, 2021, we had foreign currency derivatives not designated as hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $409 million and $251 million, respectively.

As of June 30, 2021, we had foreign currency derivatives designated as cash flow hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $305 million and $482 million, respectively. The amount included in AOCI relating to these hedges at June 30, 2021, included $2 million of net losses (net an insignificant amount of taxes). It is anticipated that $4 million of net losses (net of income tax benefit of $1 million) will be reclassified into earnings during the next 12 months.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have outstanding T-Locks as of June 30, 2021.

As of June 30, 2021, AOCL included $4 million of net losses (net of an income tax benefit of $1 million) related to previously settled T-Locks. Once T-Locks are settled, deferred losses are amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that an insignificant amount of net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

We did not have any interest rate swap agreements as of June 30, 2021 or June 30, 2020. During the three months ended June 30, 2020, we settled an interest rate swap that effectively converted the interest rates on $200 million of our $400 million of 4.625% senior notes due November 1, 2020, to variable rates. These senior notes were redeemed in July 2020. The swap agreement called for us to receive interest at the fixed coupon rate of the notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR plus a spread.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no other changes to our critical accounting policies and estimates during the three and six months ended June 30, 2021.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the impact of COVID-19 on the demand for our products and our financial results; changing consumption preferences relating to high fructose corn syrup and other products we make; the effects of global economic conditions and the general political, economic, business, and market conditions that affect customers and consumers in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products, including, particularly, economic, currency, and political conditions in South America and economic and political conditions in Europe, and the impact these factors may have on our sales volume, the pricing of our products and our ability to collect our receivables from customers; future financial performance of major industries which we serve and from which we derive a significant portion of our sales, including, without limitation, the food, beverage, animal nutrition, and brewing industries; the uncertainty of acceptance of products developed through genetic modification and biotechnology; our ability to develop or acquire new products and services at rates or of qualities sufficient to gain market acceptance; increased competitive and/or customer pressure in the corn-refining industry and related industries, including with respect to the markets and prices for our primary products and our co-products, particularly corn oil; the availability of raw materials, including potato starch, tapioca, gum Arabic, and the specific varieties of corn upon which some of our products are based, and our ability to pass along potential increases in the cost of corn or other raw materials to customers; energy costs and availability, including energy issues in Pakistan; our ability to contain costs, achieve budgets, and realize expected synergies, including with respect to our ability to complete planned maintenance and investment projects on time and on budget and realize expected savings under our Cost Smart program as well as with respect to freight and shipping costs; the behavior of financial and capital markets, including with respect to foreign currency fluctuations, fluctuations in interest and exchange rates and market volatility and the associated risks of hedging against such fluctuations; our ability to successfully identify and complete acquisitions or strategic alliances on favorable terms as well as our ability to successfully integrate acquired businesses or implement and maintain strategic alliances and achieve anticipated synergies with respect to all of the foregoing; operating difficulties at our manufacturing facilities; the impact of impairment charges on our goodwill or long-lived assets; changes in our tax rates or exposure to additional income tax liability; our ability to maintain satisfactory labor relations; the impact on our business of natural disasters, war, or similar acts of hostility, threats or acts of terrorism, the outbreak or continuation of pandemics such as COVID-19, or the occurrence of other significant events beyond our control; changes in government policy, law, or regulation and costs of legal compliance, including compliance with environmental regulation; potential effects of climate change; security breaches with respect to information technology systems, processes, and sites; our ability to raise funds at reasonable rates and other factors affecting our access to sufficient funds for future growth and expansion; volatility in the stock market and other factors that could adversely affect our stock price; risks affecting the continuation of our dividend policy; and our ability to remediate in a timely manner a material weakness in our internal control over financial reporting.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 55 to 56 in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those disclosures during the six months ended June 30, 2021. For additional information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hedging and Financial Risk” in this report.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, Ingredion’s disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, our management continued updating certain internal controls and supporting processes to address the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2020 related to ineffective information technology general controls (“ITGCs”) related to user access over certain information technology (“IT”) systems. These control deficiencies were the result of insufficient development of IT personnel as the control owners did not adequately understand the control objectives or the design of the control activity, as well as the result of ineffective timely communication of the control objective to these IT personnel by management. To date, management has provided enhanced control training for ITGC owners, and we have designed and are in process of implementing our improved documentation of the user access review that more clearly communicates the control objective and management’s documentation requirements. We expect remediation of this material weakness will be completed by the end of the third quarter of 2021.

We acquired PureCircle and Verdient in the third and fourth quarters of 2020, respectively, as well as KaTech in the second quarter of 2021, and are currently in the process of evaluating and integrating the acquired operations, processes and internal controls. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information regarding the acquisitions.

Other than as described above, there were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

The following table presents information regarding our repurchase of shares of our common stock during the three months ended June 30, 2021.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
April 1 – April 30, 2021	106,914	89.93	106,914	5,590 shares
May 1 – May 31, 2021	—	—	—	5,590 shares
June 1 – June 30, 2021	—	—	—	5,590 shares
Total	106,914	89.93	106,914

On October 22, 2018, the Board of Directors authorized a stock repurchase program permitting us to purchase up to an additional 8.0 million shares of our outstanding common stock from November 5, 2018, through December 31, 2023. As of June 30, 2021, we have 5.6 million shares available for repurchase under the stock repurchase program.

ITEM 6

EXHIBITS

a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Number	Description of Exhibit

10.1

Revolving Credit Agreement, dated as of June 30, 2021, by and among Ingredion Incorporated, as Borrower, the Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2021, filed on July 1, 2021) (File No. 1-13397).

10.2*

Separation Agreement and General Release, dated June 25, 2021, by and between Janet M. Bawcom and Ingredion Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2021, filed on July 1, 2021) (File No. 1-13397).

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

INGREDION INCORPORATED

DATE:	August 6, 2021	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer