Form 10-Q
period 2021-09-30
Ingredion Inc
filed 2021-11-05
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2021
Common Stock, $.01 par value	66,535,932 shares

INGREDION INCORPORATED

FORM 10-Q

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$1,763	$1,502	$5,139	$4,394
Cost of sales	1,440	1,176	4,098	3,474
Gross profit	323	326	1,041	920

Operating expenses	164	155	484	456
Other (income) expense, net	(1)	2	(29)	4
Restructuring/impairment charges and related adjustments	(12)	16	362	41

Operating income	172	153	224	419

Financing costs, net	20	22	58	59
Other, non-operating (income), net	(1)	(2)	(4)	(3)

Income before income taxes	153	133	170	363
Provision for income taxes	34	40	113	125
Net income	119	93	57	238
Less: Net income attributable to non-controlling interests	1	1	7	5
Net income attributable to Ingredion	$118	$92	$50	$233

Weighted average common shares outstanding:
Basic	67.0	67.2	67.2	67.2
Diluted	67.6	67.6	67.8	67.6

Earnings per common share of Ingredion:
Basic	$1.76	$1.37	$0.74	$3.47
Diluted	$1.75	$1.36	$0.74	$3.45

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net income	$119	$93	$57	$238
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $9, $4, $56 and $12, respectively	26	12	155	(38)
(Gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $15, $8, $45 and $14, respectively	(45)	23	(125)	42
Currency translation adjustment	248	13	226	(105)
Comprehensive income	348	141	313	137
Less: Comprehensive (loss) income attributable to non-controlling interests	(2)	3	6	5
Comprehensive income attributable to Ingredion	$350	$138	$307	$132

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except share and per share amounts)	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$434	$665
Short-term investments	4	—
Accounts receivable, net	1,128	1,011
Inventories	1,093	917
Prepaid expenses	74	54
Total current assets	2,733	2,647

Property, plant and equipment, net of accumulated depreciation of $3,225 and $3,175, respectively	2,369	2,455
Goodwill	916	902
Other intangible assets, net of accumulated amortization of $244 and $229, respectively	424	444
Operating lease assets	191	173
Deferred income tax assets	17	23
Other assets	336	214
Total assets	$6,986	$6,858

Liabilities and equity
Current liabilities:
Short-term borrowings	$398	$438
Accounts payable and accrued liabilities	1,059	1,020
Total current liabilities	1,457	1,458

Other non-current liabilities	226	227
Long-term debt	1,748	1,748
Non-current operating lease liabilities	152	136
Deferred income tax liabilities	200	217
Total liabilities	3,783	3,786

Share-based payments subject to redemption	32	30
Redeemable non-controlling interests	68	70

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,155	1,150
Less: Treasury stock (common stock: 11,295,044 and 10,795,346 shares at September 30, 2021 and December 31, 2020, respectively) at cost	(1,072)	(1,024)
Accumulated other comprehensive loss	(877)	(1,133)
Retained earnings	3,877	3,957
Total Ingredion stockholders’ equity	3,084	2,951
Non-redeemable non-controlling interests	19	21
Total equity	3,103	2,972
Total liabilities and equity	$6,986	$6,858

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net income attributable to Ingredion						50
Net income (loss) attributable to non-controlling interests							10		(3)
Dividends declared						(130)	(10)
Repurchases of common stock, net				(68)
Share-based compensation, net of issuance			5	20				2
Other comprehensive income (loss)					256		(2)		1
Balance, September 30, 2021	$—	$1	$1,155	$(1,072)	$(877)	$3,877	$19	$32	$68

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31	$—
Net income attributable to Ingredion						233
Net income attributable to non-controlling interests							7		(2)
Dividends declared						(129)	(5)
Share-based compensation, net of issuance			8	13				1
Acquisition of redeemable non-controlling interests									74
Other comprehensive income (loss)					(101)		(2)		2
Balance, September 30, 2020	$—	$1	$1,145	$(1,027)	$(1,259)	$3,884	$21	$32	$74

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated (“Ingredion”)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Cash provided by operating activities
Net income	$57	$238
Non-cash charges to net income:
Depreciation and amortization	155	158
Mechanical stores expense	40	39
Deferred income taxes	(25)	(1)
Charge for fair value markup of acquired inventory	—	3
Impairment on disposition of assets	340	—
Other	4	46
Changes in working capital:
Accounts receivable and prepaid expenses	(126)	36
Inventories	(226)	(10)
Accounts payable and accrued liabilities	94	54
Margin accounts	(34)	6
Other	(20)	(7)
Cash provided by operating activities	259	562

Cash used for investing activities
Capital expenditures and mechanical stores purchases, net of proceeds on disposals	(186)	(250)
Payments for acquisitions, net of cash acquired of $2 and $14, respectively	(40)	(208)
Investment in non-consolidated affiliates	(8)	(6)
Short-term investments	(4)	4
Cash used for investing activities	(238)	(460)

Cash (used for) provided by financing activities
Proceeds from borrowings	804	1,527
Payments on debt	(1,194)	(1,186)
Commercial paper borrowings, net	350	—
Payments for debt issuance costs	—	(9)
Repurchases of common stock, net	(68)	—
Issuances of common stock for share-based compensation, net of settlements	10	2
Dividends paid, including to non-controlling interests	(138)	(132)
Cash (used for) provided by financing activities	(236)	202

Effects of foreign exchange rate changes on cash	(16)	(15)

(Decrease) increase in cash and cash equivalents	(231)	289

Cash and cash equivalents, beginning of period	665	264

Cash and cash equivalents, end of period	$434	$553

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

The unaudited Condensed Consolidated Financial Statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 included herein were prepared by management on the same basis as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2020 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.

2.     Summary of Significant Accounting Standards and Policies

For detailed information about the Company’s significant accounting standards and policies, see Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Except for the matters discussed below, there have been no other material changes to the Company’s significant accounting standards and policies for the nine months ended September 30, 2021.

Significant Accounting Policies

Goodwill and Indefinite-lived intangible assets: Goodwill ($916 million and $902 million at September 30, 2021 and December 31, 2020, respectively) represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. The Company also had indefinite-lived intangible assets of $143 million at September 30, 2021 and December 31, 2020.

The original carrying value of goodwill and accumulated impairment charges by reportable business segment at September 30, 2021 was as follows:

	North	South	Asia-
(in millions)	America	America	Pacific	EMEA	Total
Goodwill before impairment charges	$622	$50	$316	$69	$1,057
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at January 1, 2021	621	17	195	69	902
Acquisitions	1	—	3	20	24
Currency translation	—	(1)	(6)	(3)	(10)
Balance at September 30, 2021	$622	$16	$192	$86	$916

The following table summarizes the balances of the Company’s indefinite-lived intangible assets at the dates presented:

(in millions)	As of September 30, 2021	As of December 31, 2020
Trademarks/tradenames (indefinite-lived)	$143	$143

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise). Based on the results of the Company’s assessment as of July 1, 2021, there were no impairments in its goodwill or indefinite-lived intangible assets.

3. Acquisitions and Equity Method Investments

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

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The assets acquired and liabilities assumed in the transaction for each acquisition were generally recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisitions were expensed as incurred.

The purchase accounting for the assets acquired and liabilities assumed for PureCircle was completed during the three months ended September 30, 2021.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill results from synergies and other operational benefits expected to be derived from the acquisition. The goodwill related to PureCircle is not tax-deductible due to the structure of the acquisition.

The following table summarizes the purchase price allocations for the PureCircle acquisition as of September 30, 2021:

(in millions)	PureCircle
Working capital (excluding cash)	$68
Property, plant and equipment	91
Other, net	(33)
Identifiable intangible assets	68
Goodwill	88
Total fair value, net of cash	282
Less: Non-redeemable non-controlling interests	74
Total purchase price, net of cash	$208

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

The following table presents the fair values, valuation techniques, and estimated remaining useful life at the acquisition date for these Level 3 measurements (dollars in millions):

			Estimated
Intangible Asset	Fair Value	Valuation Technique	Useful Life
Proprietary technology	$32	Relief-from-royalty method	12 years
Trade names	18	Relief-from-royalty method	15 years
Customer relationships	18	Multi-period excess earnings method	12 years

The fair values of proprietary technology, trade names, and customer relationships were determined through the valuation techniques described above using various judgmental assumptions such as discount rates, royalty rates, and customer attrition rates, as applicable. The fair values of property, plant and equipment associated with the acquisitions were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach.

Pro-forma results of operation for any of the foregoing acquisitions have not been presented as the effect of each acquisition individually and in the aggregate with other acquisitions would not be material to the Company’s results of operations for any periods presented.

The Company incurred an insignificant amount and $5 million of pre-tax acquisition and integration costs for the three and nine months ended September 30, 2021, respectively. The Company incurred $5 million and $8 million of pre-tax acquisition and integration costs for the three and nine months ended September 30, 2020, respectively.

Equity Method Investments

On June 1, 2021, the Company and certain of its subsidiaries entered into an agreement with Amyris, Inc. (“Amyris”) for certain exclusive commercialization rights to Amyris’ rebaudioside M by fermentation (“Reb M by fermentation”) product; the exclusive licensing of Amyris’ Reb M by fermentation manufacturing technology; and a 31% ownership stake in a Reb M by fermentation joint venture. In exchange for its ownership interest in the Amyris joint venture, Ingredion contributed $28 million of total consideration including $10 million of cash and non-exclusive intellectual property licenses and other consideration valued at $18 million. The transaction resulted in $8 million of Other (income) expense, net recorded in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2021. The $8 million gain includes $18 million of other income related to non-exclusive intellectual property licenses and other consideration contributed by Ingredion for the Company’s stake in the Amyris joint venture, offset by a $10 million cash payment made by a subsidiary of Ingredion to Amyris for the exclusive right to the Reb M by fermentation manufacturing technology license from Amyris.

On February 12, 2021, the Company signed an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish Ingrear Holding S.A. (the “Arcor joint venture”), a joint venture to combine and operate five manufacturing facilities in Argentina to sell value-added ingredients to customers in the food, beverage, pharmaceutical and other industries in Argentina, Chile and Uruguay. On August 2, 2021, the Company and Grupo Arcor completed all closing conditions to finalize the transaction and formally establish the Arcor joint venture. The Arcor joint venture is managed by a jointly appointed team of executives.

The Company obtained an equity method investment in the Arcor joint venture as a result of the transaction. In exchange for transferring certain assets and liabilities from its Argentina, Chile and Uruguay operations for a total fair value of $71 million, the Company received 49 percent of the outstanding shares of the Arcor joint venture valued at $64 million, and $7 million of consideration, including cash, from Grupo Arcor as of August 2, 2021. The transaction resulted in an impairment more fully described in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

The Company incurred $3 million of pre-tax direct transaction costs to acquire the Arcor joint venture investment during the three months ended September 30, 2021, and $4 million of pre-tax gains, consisting of the $8 million gain related to the Amyris joint venture, partially offset by $4 million of direct transaction costs to acquire the Arcor joint venture and Amyris investments during the nine months ended September 30, 2021.

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

The Company identifies customer purchase orders, which in some cases are governed by a master sales agreement, as the contracts with its customers. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. In determining the transaction price for the performance obligation, the Company evaluates whether the price is subject to adjustment to determine the consideration to which the Company expects to be entitled. The pricing model can be fixed or variable within the contract. The variable pricing model is based on historical commodity pricing and is determinable prior to completion of the performance obligation. Additionally, the Company has certain sales adjustments for volume incentive discounts and other discount arrangements that reduce the transaction price. The reduction of the transaction price is estimated using the expected value method based on an analysis of historical volume incentives or discounts, over a period of time considered adequate to account for current pricing and business trends. Historically, actual volume incentives and discounts relative to those estimated and included when determining the transaction price have not materially differed. Volume incentives and discounts are accrued at the satisfaction of the performance obligation and accounted for in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. These amounts were not significant as of September 30, 2021 or December 31, 2020. The product price as specified in the contract, net of any discounts, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Payment is received shortly after the performance obligation is satisfied; therefore, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

Shipping and handling activities related to contracts with customers represent fulfillment costs and are recorded in Cost of sales. Taxes assessed by governmental authorities and collected from customers are accounted for on a net basis and excluded from revenues. The Company applies a practical expedient to expense costs to obtain a contract as incurred as most contracts are one year or less. These costs primarily include the Company’s internal sales force compensation. Under the terms of these programs, such costs are generally earned and recognized at the time the revenue is recognized.

From time to time, the Company may enter into long-term contracts with its customers. Historically, the contracts entered into by the Company do not result in significant contract assets or liabilities. Any such arrangements are accounted for in Other assets or Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. There were no significant contract assets or liabilities as of September 30, 2021 or December 31, 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net sales to unaffiliated customers:
North America	$1,083	$928	$3,096	$2,739
South America	260	224	801	643
Asia-Pacific	245	207	728	583
EMEA	175	143	514	429
Total net sales	$1,763	$1,502	$5,139	$4,394

5. Restructuring and Impairment Charges

For the three and nine months ended September 30, 2021, the Company recorded $12 million of net pre-tax restructuring and impairment income and $362 million of pre-tax restructuring and impairment charges, respectively. During the three months ended September 30, 2021, the Company recorded a $20 million adjustment to its estimated final impairment of the net assets contributed to the Arcor joint venture as described in Note 3 of the Notes to the Condensed Consolidated Financial Statements and below, based upon the final transaction terms, working capital, and foreign exchange impacts. This adjustment was partially offset by pre-tax restructuring charges of $8 million primarily related to the Company’s Cost Smart program. For the nine months ended September 30, 2021, the Company recorded total impairment charges of $340 million related to the net assets contributed to the Arcor joint venture, and pre-tax restructuring charges of $22 million primarily related to the Company’s Cost Smart program.

For the three months and nine months ended September 30, 2020, the Company recorded $16 million and $41 million of pre-tax restructuring and impairment charges, respectively. For the three months ended September 30, 2020, these charges included pre-tax restructuring charges of $6 million primarily related to the Company’s Cost Smart program and an other-than-temporary impairment of $10 million on its equity method investment in Verdient Foods Inc. For the nine months ended September 30, 2020, the Company recorded pre-tax restructuring charges of $31 million primarily related to its Cost Smart program and an other-than-temporary impairment of $10 million on its equity method investment in Verdient Foods Inc.

Impairment Charges

On February 12, 2021, the Company signed an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish Ingrear Holding S.A., a joint venture to combine and operate five manufacturing facilities in Argentina to sell value-added ingredients to customers in the food, beverage, pharmaceutical and other industries in Argentina, Chile and Uruguay. On August 2, 2021, the Company and Grupo Arcor completed all closing conditions to finalize the transaction and formally establish the Arcor joint venture. The Arcor joint venture is managed by a jointly appointed team of executives.

At the announcement of the agreement, during the three months ended March 31, 2021, the Company recorded the assets and liabilities expected to be contributed as held for sale. The Company recorded an impairment of $360 million based upon the estimated fair value of the assets and liabilities classified as held for sale. Upon completion of the transaction, the Company disposed of the assets and liabilities from its Argentina, Chile and Uruguay operations, that were previously accounted for as held for sale, and transferred them to the Arcor joint venture in exchange for an equity share in the venture. The Company has accounted for its share of the venture as an equity method investment, as discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements. Upon disposal, the Company valued the assets and liabilities transferred at fair value. This resulted in a $20 million favorable adjustment to the estimated impairment charge. The favorable adjustment was recorded during the three months ended September 30, 2021. The total net impairment charge was $340 million for the nine months ended September 30, 2021, of which $311 million was related to the write-off of the cumulative translation losses associated with the contributed net assets and $29 million was related to the write-down to fair value of the contributed net assets to fair value. The Company recorded the impairment within Restructuring/impairment charges and related adjustments in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2021.

Restructuring Charges

For the three months ended September 30, 2021, the Company recorded $8 million of pre-tax restructuring related charges, consisting of $4 million of employee-related and other costs, including professional services, associated with its Cost Smart selling, general, and administrative expense (“SG&A”) program and $3 million of restructuring related charges primarily in North America as a part of its Cost Smart Cost of sales program. The Company also recorded $1 million of restructuring charges related to disposition of the assets contributed to the Arcor joint venture transaction described above.

For the nine months ended September 30, 2021, the Company recorded $22 million of pre-tax restructuring related charges, consisting of $13 million of employee-related and other costs, including professional services, associated with its Cost Smart SG&A program and $11 million of restructuring related charges as part of its Cost Smart Cost of sales program, primarily in North America. The Cost Smart Cost of sales program charges were partly offset by a $5 million gain on the sale of the Stockton, California land and building during the period. The Company also recorded $3 million of restructuring charges related to disposition of the assets contributed to the Arcor joint venture transaction described above.

For the three and nine months ended September 30, 2020, the Company recorded a total of $6 million and $31 million of pre-tax restructuring related charges, respectively. For the three and nine months ended September 30, 2020, the Company recorded $2 million and $17 million of pre-tax restructuring charges for its Cost Smart Cost of sales program, respectively. During the three months ended September 30, 2020, the Company recorded $1 million of other restructuring costs related to the closure of the Lane Cove, Australia manufacturing facility and $1 million of other costs related to the closure of the Stockton, California manufacturing facility. During the nine months ended September 30, 2020, the Company recorded $10 million of restructuring charges related to the closure of the Lane Cove, Australia manufacturing facility, $6 million related to the closure of the Stockton, California manufacturing facility and $1 million of other restructuring costs. The Lane Cove, Australia facility restructuring costs consisted of $6 million of asset write-offs, $3 million of other costs, and $1 million of accelerated depreciation. The Stockton, California facility restructuring costs consisted of $4 million of accelerated depreciation, $1 million of employee-related severance, and $1 million of other costs.

Additionally, the Company recorded pre-tax restructuring charges of $4 million and $14 million during the three and nine months ended September 30, 2020, respectively, for its Cost Smart SG&A program. During the three months ended September 30, 2020, the Company recorded $4 million of pre-tax restructuring charges, consisting primarily of other costs, including professional services, in North America. During the nine months ended September 30, 2020, the Company recorded pre-tax restructuring costs of $14 million primarily in North America, consisting of $12 million of other costs, including professional services, and $2 million of employee-related severance.

A summary of the Company’s employee-related severance accrual as of September 30, 2021 is as follows (in millions):

Balance in severance accrual as of December 31, 2020	$12
Joint venture related	1
Cost Smart Cost of sales and SG&A	1
Payments made to terminated employees	(10)
Balance in severance accrual as of September 30, 2021	$4

The entire $4 million severance accrual as of September 30, 2021 is expected to be paid in the next 12 months.

During the year ended December 31, 2020, the Company identified property, plant and equipment assets within the Stockton, California and Lane Cove, Australia locations that met the held for sale criteria totaling $8 million. During the nine months ended September 30, 2021, the Company sold the Stockton, California land and building for $11 million, resulting in a gain of $5 million. The remaining assets held for sale totaled $2 million as of September 30, 2021. The assets held for sale are reported within Other assets on the Condensed Consolidated Balance Sheets.

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

The Company enters into certain corn derivative instruments that are not designated as hedging instruments as defined by ASC 815, Derivatives and Hedging. Therefore, the realized and unrealized gains and losses from these instruments are recognized in Cost of sales in the Condensed Consolidated Statements of Income during each accounting period. These derivative instruments also mitigate commodity price risk related to anticipated purchases of corn.

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

As of September 30, 2021, the Company had outstanding futures and option contracts that hedged the forecasted purchase of approximately 79 million bushels of corn and outstanding swap contracts that hedged the forecasted purchase of approximately 32 million mmbtu’s of natural gas.

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

The Company hedges certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $385 million and $410 million as of September 30, 2021 and December 31, 2020, respectively. The Company also hedges certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $225 million and $224 million as of September 30, 2021 and December 31, 2020, respectively.

The Company hedges certain assets using foreign currency cash flow hedging instruments, which had a notional value of $543 million and $401 million as of September 30, 2021 and December 31, 2020, respectively. The Company also hedges certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $761 million and $542 million as of September 30, 2021 and December 31, 2020, respectively.

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

The Company periodically enters into interest rate swaps to hedge its exposure to interest rate changes. The changes in fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gains or losses (the changes in fair value) of the hedged debt instruments that are attributable to changes in interest rates (the hedged risk), which are also recognized in earnings. As of September 30, 2021 and December 31, 2020, the Company did not have any outstanding interest rate swaps. During the year ended December 31, 2020, the Company had an outstanding interest rate swap agreement that converted the interest rates on $200 million of its $400 million 4.625% senior notes due November 1, 2020, to variable rates. The Company redeemed these notes in July 2020 and settled the outstanding interest rate swap in the second quarter of 2020.

The Company periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established, and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCL until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. The Company did not have outstanding T-locks as of September 30, 2021 or December 31, 2020.

The derivative instruments designated as cash flow hedges included in AOCL as of September 30, 2021 and December 31, 2020 are reflected below:

	Amount of Gains
Derivatives in Cash Flow Hedging Relationships	(Losses) included in AOCL
(in millions)	September 30, 2021	December 31, 2020
Commodity contracts, net of income tax effect of $27 and $16, respectively	$77	$47
Foreign currency contracts, net of income tax effect of $ —	(1)	(1)
Interest rate contracts, net of income tax effect of $1	(4)	(4)
Total	$72	$42

The fair value and balance sheet location of the Company’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of September 30, 2021
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$71	$10	$81	$3	$7	$10
Other assets	15	7	22	—	3	3
Assets	86	17	103	3	10	13
Accounts payable and accrued liabilities	6	22	28	1	—	1
Non-current liabilities	3	5	8	—	—	—
Liabilities	9	27	36	1	—	1
Net (Liabilities)/Assets	$77	$(10)	$67	$2	$10	$12

	Fair Value of Hedging Instruments as of December 31, 2020
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$50	$7	$57	$3	$4	$7
Other assets	4	—	4	—	1	1
Assets	54	7	61	3	5	8
Accounts payable and accrued liabilities	4	12	16	1	8	9
Non-current liabilities	2	—	2	—	2	2
Liabilities	6	12	18	1	10	11
Net (Liabilities)/Assets	$48	$(5)	$43	$2	$(5)	$(3)

Additional information relating to the Company’s derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in AOCL on Derivatives		Income	Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Three Months Ended September 30,		Statement	Three Months Ended September 30,
(in millions)	2021	2020	Location	2021	2020
Commodity contracts	$36	$21	Cost of sales	$62	$(30)
Foreign currency contracts	(1)	(5)	Net sales/Cost of sales	(2)	(1)
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$35	$16		$60	$(31)

Derivatives in Cash-Flow	Gains (Losses) Recognized in AOCL on Derivatives		Income	Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Nine Months Ended September 30,		Statement	Nine Months Ended September 30,
(in millions)	2021	2020	Location	2021	2020
Commodity contracts	$212	$(36)	Cost of sales	$171	$(54)
Foreign currency contracts	(1)	(9)	Net sales/Cost of sales	(1)	(1)
Interest rate contracts	—	(5)	Financing costs, net	—	(1)
Total	$211	$(50)		$170	$(56)

Derivatives in Fair Value Hedging	Income Statement Location of	Gains (Losses) Recognized in Income		Income Statement	Gains (Losses) Recognized in Income
Relationships	Derivatives Designated as	Three Months Ended September 30,		Location	Three Months Ended September 30,
(in millions)	Hedging Instruments	2021	2020	of Hedged Items	2021	2020
Interest rate contracts	Financing costs, net	$—	$—	Financing costs, net	$—	$—

Derivatives in Fair Value	Income Statement Location of	Gains (Losses) Recognized in Income		Income Statement	Gains (Losses) Recognized in Income
Hedging Relationships	Derivatives Designated as	Nine Months Ended September 30,		Location	Nine Months Ended September 30,
(in millions)	Hedging Instruments	2021	2020	of Hedged Items	2021	2020
Interest rate contracts	Financing costs, net	$—	$(1)	Financing costs, net	$—	$1

As of September 30, 2021, AOCL included $60 million of net gains (net of income taxes of $22 million) on commodities-related derivatives instruments, foreign currency hedges, and T-Locks designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

Fair Value Measurements: Presented below are the fair values of the Company’s financial instruments and derivatives as of the dates presented:

	As of September 30, 2021				As of December 31, 2020
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Available for sale securities	$12	$12	$—	$—	$11	$11	$—	$—
Derivative assets	116	28	88	—	69	53	16	—
Derivative liabilities	37	7	30	—	29	3	26	—
Long-term debt	1,925	—	1,925	—	1,751	—	1,751	—

(a)	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.
(b)	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.
(c)	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options, and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of the Company’s Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. As of September 30, 2021, the carrying value and fair value of the Company’s Long-term debt was approximately $1.7 billion and $1.9 billion, respectively.

7. Debt

Presented below are the Company’s debt carrying amounts, net of related discounts, premiums, and debt issuance costs as of September 30, 2021 and December 31, 2020:

	As of	As of
(in millions)	September 30, 2021	December 31, 2020
2.900% senior notes due June 1, 2030	$594	$594
3.200% senior notes due October 1, 2026	498	497
3.900% senior notes due June 1, 2050	390	390
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	13	14
Total long-term debt	1,748	1,748
Term loan credit agreement due April 12, 2021	—	380
Commercial paper	350	—
Other short-term borrowings	48	58
Total short-term borrowings	398	438
Total debt	$2,146	$2,186

On March 16, 2021, the Company amended and restated its term loan credit agreement (the “Amended Term Loan Credit Agreement”). As of September 30, 2021, the Company repaid in full the $380 million of borrowings outstanding under the Amended Term Loan Credit Agreement. The Amended Term Loan Credit Agreement restated the previous agreement by extending the maturity date of the borrowings under the previous agreement until March 15, 2022. No new borrowings under the Amended Term Loan Credit Agreement were incurred in connection with the amendment and restatement. Borrowings under the Amended Term Loan Credit Agreement bore interest at a variable annual rate based on a London Interbank Offering Rate (“LIBOR”) or a base rate, at the Company’s election, subject to the terms and conditions thereof, plus, in each case, an applicable margin. The Amended Term Loan Credit Agreement reduced the applicable interest rate margin for loans accruing interest based on LIBOR from 0.80 percent to 0.75 percent. The Company was required to pay a fee on the unused availability under the Amended Term Loan Credit Agreement. The Amended Term Loan Credit Agreement contained customary representations, warranties, covenants and events of default, including covenants restricting the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and certain fundamental changes involving the Company and its subsidiaries, subject to certain exceptions in each case. The Company also had to maintain a specified maximum consolidated leverage ratio and a specified minimum consolidated interest coverage ratio.

On June 30, 2021, the Company entered into a new revolving credit agreement (the “Revolving Credit Agreement”) to replace the previous revolving credit agreement, which was terminated. The Revolving Credit Agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of $1 billion outstanding at any time. The facility will mature on June 30, 2026. Loans under the facility will accrue interest at a per annum rate equal, at the Company’s option, to either a LIBOR rate plus an applicable margin, or a base rate (generally determined according to the highest of the prime rate, the federal funds rate or the specified LIBOR rate plus 1.00%) plus an applicable margin. The Revolving Credit Agreement contains customary affirmative and negative covenants that, among other matters, specify customary reporting obligations, and that, subject to exceptions, restrict the incurrence of additional indebtedness by the Company’s subsidiaries, the incurrence of liens and the consummation of certain mergers, consolidations and sales of assets. The Company is subject to compliance, as of the end of each quarter, with a maximum leverage ratio of 3.5 to 1.0 and a minimum ratio of consolidated EBITDA to consolidated net interest expense of 3.5 to 1.0, as each such financial covenant is calculated for the most recently completed four-quarter period. As of September 30, 2021, the Company was in compliance with these covenants.

On July 27, 2021, the Company established a commercial paper program under which the Company may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. The Company intends to use the note proceeds for general corporate purposes. During the three months ended September 30, 2021, the average amount of commercial paper outstanding during the period was $401 million. As of September 30, 2021, $350 million of commercial paper was outstanding. The commercial paper outstanding has a weighted average interest rate of

0.28% over a weighted average maturity of 76 days. The amount of commercial paper outstanding under this program in 2021 is expected to fluctuate.

Other short-term borrowings as of September 30, 2021 and December 31, 2020, primarily include amounts outstanding under various unsecured local country operating lines of credit.

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
Lease Cost	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating lease cost	$14	$14	$43	$40
Variable operating lease cost	6	8	21	23
Short term lease cost	1	1	3	3
Lease cost	$21	$23	$67	$66

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented on the Condensed Consolidated Balance Sheet as of September 30, 2021.

Operating Leases	As of
(in millions)	September 30, 2021
2021 (Excluding the nine months ended September 30, 2021)	$14
2022	51
2023	41
2024	30
2025	21
Thereafter	67
Total future lease payments	224
Less imputed interest	25
Present value of future lease payments	199
Less current lease liabilities	47
Non-current operating lease liabilities	$152
Operating lease assets	$191

Additional information related to the Company’s operating leases is listed below.

	Three Months Ended		Nine Months Ended
Other Information	September 30,		September 30,
($ in millions)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$14	$43	$40
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$18	$24	$57	$45
			As of	As of
			September 30, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases			6.7 years	5.5 years
Weighted average discount rate:
Operating leases			4.2%	4.9%

9. Taxes

The Company’s effective tax rate for the three months ended September 30, 2021 decreased to 22.2 percent from 30.1 percent for the three months ended September 30, 2020. The decrease in the effective income tax rate was driven by the utilization of U.S. foreign tax credits for which a benefit had not been previously recognized compared to a valuation allowance recorded for the three months ended September 30, 2020. The remaining decrease in the effective tax rate was driven by a $20 million impairment adjustment on the net assets contributed to the Arcor joint venture, as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements, with no corresponding income tax expense recorded with respect to the impairment, a change in mix of earnings, including the consolidation of PureCircle, and certain other items in the prior year. These items were partially offset by a decrease in the value of the Mexican peso against the U.S. dollar during the three months ended September 30, 2021, as compared to an increase during the three months ended September 30, 2020 and a valuation allowance on net operating losses compared to the utilization of net operating losses for which a benefit had not been previously recognized for the three months ended September 30, 2020.

The effective tax rate for the nine months ended September 30, 2021 was 66.5 percent compared to 34.4 percent for the nine months ended September 30, 2020. The primary cause of the increase in the effective tax rate was a $340 million impairment charge related to the net assets contributed to the Arcor joint venture. There was no corresponding income tax benefit recorded with respect to the impairment. This item was partially offset by a tax benefit of $30 million due to the reversal of an accrual for withholding tax on the unremitted earnings of a foreign subsidiary. The remaining change in the effective income tax rate was primarily driven by a decrease in the value of the Mexican peso against the U.S. dollar. The decrease in the value of the Mexican peso against the U.S. dollar produced taxable translation gains on

net-U.S.-dollar-monetary assets held in Mexico for which there was no corresponding gain in pre-tax income. Consequently, the Company recorded a tax expense of $16 million in the nine months ended September 30, 2020, as compared to $4 million in the nine months ended September 30, 2021.

In January 2019, the Company’s Brazilian subsidiary received a favorable decision from the Federal Court of Appeals in Sao Paulo, Brazil, related to certain indirect taxes collected in prior years. The Company finalized its calculation of the amount of the credits and interest due from the favorable decision, concluding that the Company could be entitled to approximately $66 million of credits spanning a period from 2005 to 2018. The Department of Federal Revenue of Brazil, however, issued an Internal Ruling in which it charged that the Company is entitled to only $22 million of the calculated indirect tax credits and interest for the period from 2005 to 2014. The Brazil National Treasury filed a motion for clarification with the Brazilian Supreme Court, asking the Court, among other things, to modify the lower court’s decision to approve the Internal Ruling, which could impact the decision in favor of the Company. During the year ended December 31, 2020, the Company received another favorable court judgment that clarified the calculation of the Company’s benefit, allowing the Company to claim gross treatment within the indirect tax claim calculation and a larger indirect tax claim against the government. As a result of the decision, the Company recorded an additional $35 million pre-tax benefit in the Consolidated Income Statement in Other income for the year ended December 31, 2020, related to the open period of 2005 to 2014. In May 2021, the Brazilian Supreme Court issued its ruling related to the calculation of certain indirect taxes, which affirmed the lower court rulings that the Company had received in previous years and affirmed that the Company is entitled to the previously recorded tax credits. The Supreme Court ruling ensures that the Company will be entitled to $15 million of additional credits from the period of 2015 to 2018 that was previously unrecorded pending a final court ruling. The Company recorded the $15 million of additional credits during the three months ended June 30, 2021 within Other Income (expense), net in the Condensed Consolidated Income Sheet. As of September 30, 2021, the Company has $51 million of remaining tax credits recorded in Other assets and Prepaid expenses on the Condensed Consolidated Balance Sheets that result in deferred income taxes of $17 million. The Company will use the tax offsets to eliminate its Brazilian federal tax payments in 2021 and future years, including the income tax payable with respect to the indirect taxes recovered.

10. Net Periodic Pension and Postretirement Benefit Costs

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1	$2	$1	$1	$3	$4	$3	$3
Interest cost	2	2	2	2	6	8	7	8
Expected return on plan assets	(4)	(5)	(2)	(2)	(13)	(16)	(6)	(6)
Amortization of actuarial loss	(1)	—	1	1	(1)	—	2	2
Net periodic benefit cost (a)	$(2)	$(1)	$2	$2	$(5)	$(4)	$6	$7

The Company currently anticipates that it will make approximately $4 million in cash contributions to its pension plans in 2021, consisting of contributions of $3 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. For the nine months ended September 30, 2021, cash contributions of approximately $2 million were made to the non-U.S. plans and $1 million to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	1	—	2	2
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit cost (a)	$1	$—	$1	$1
(a)	The service cost component of net periodic benefit cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of prior service credit, and amortization of actuarial loss components of net periodic benefit cost are presented as Other, non-operating income on the Condensed Consolidated Statements of Income.

11. Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	September 30, 2021	December 31, 2020
Finished and in process	$627	$584
Raw materials	361	236
Manufacturing supplies and other	105	97
Total inventories	$1,093	$917

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

During the three and nine months ended September 30, 2021, the Company repurchased 500 thousand and 765 thousand outstanding shares of common stock in open market transactions at a net cost of $44 million and $68 million, respectively. During the three and nine months ended September 30, 2020, the Company did not repurchase shares of common stock.

Share-based payments: The following table summarizes the components of the Company’s share-based compensation expense for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Stock options:
Pre-tax compensation expense	$1	$1	$3	$3
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	1	1	3	3

Restricted stock units ("RSUs"):
Pre-tax compensation expense	2	3	8	9
Income tax benefit	—	—	(1)	(1)
RSUs, net of income taxes	2	3	7	8

Performance shares and other share-based awards:
Pre-tax compensation expense	1	2	4	6
Income tax benefit	—	(1)	—	(1)
Performance shares and other share-based compensation expense, net of income taxes	1	1	4	5

Total share-based compensation:
Pre-tax compensation expense	4	6	15	18
Income tax benefit	—	(1)	(1)	(2)
Total share-based compensation expense, net of income taxes	$4	$5	$14	$16

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

The Company granted non-qualified options to purchase 358 thousand shares and 336 thousand shares for the nine months ended September 30, 2021 and 2020, respectively. The fair value of each option grant for the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions at the date of grant:

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

Stock option activity for the nine months ended September 30, 2021 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	2,238	$86.55	5.15	$14
Granted	358	87.12
Exercised	(200)	58.10
Cancelled	(102)	90.72
Outstanding as of September 30, 2021	2,294	$89.15	5.36	$18
Exercisable as of September 30, 2021	1,725	$89.50	4.19	$17

For the nine months ended September 30, 2021, cash received from the exercise of stock options was approximately $12 million. As of September 30, 2021, the unrecognized compensation cost related to non-vested stock options totaled $3 million, which is expected to be amortized over the weighted-average period of approximately 1.7 years.

Additional information pertaining to stock option activity is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share)	2021	2020	2021	2020
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$12.31	$11.48
Total intrinsic value of stock options exercised	$—	$—	$6	$4

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

The following table summarizes RSU activity for the nine months ended September 30, 2021:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2020	418	$96.45
Granted	228	87.42
Vested	(90)	124.16
Cancelled	(69)	89.87
Non-vested as of September 30, 2021	487	$88.07

As of September 30, 2021, the total remaining unrecognized compensation cost related to RSUs was $21 million, which will be amortized over a weighted average period of approximately 1.9 years.

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

For the nine months ended September 30, 2021, the Company awarded 108 thousand performance shares at a weighted average fair value of $100.29 per share.

As of September 30, 2021, the unrecognized compensation cost related to these awards was $7 million, which will be amortized over the remaining requisite service period of 2.1 years.

The 2018 performance share awards vested during the nine months ended September 30, 2021, achieving a zero percent payout of the granted performance shares. Additionally, there were 26 thousand performance share cancellations during the nine months ended September 30, 2021.

Accumulated Other Comprehensive Loss: The following is a summary of net changes in Accumulated other comprehensive loss by component and net of tax for the nine months ended September 30, 2021 and 2020:

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(1,114)	$42	$(61)	$(1,133)
Other comprehensive (loss) gain before reclassification adjustments	(85)	211	—	126
Loss (gain) reclassified from accumulated OCL	311	(170)	—	141
Tax (provision)	—	(11)	—	(11)
Net other comprehensive income	226	30	—	256
Balance, September 30, 2021	$(888)	$72	$(61)	$(877)

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(1,089)	$(9)	$(60)	$(1,158)
Other comprehensive (loss) before reclassification adjustments	(105)	(50)	—	(155)
Loss reclassified from accumulated OCL	—	56	—	56
Tax (provision)	—	(2)	—	(2)
Net other comprehensive (loss) income	(105)	4	—	(101)
Balance, September 30, 2020	$(1,194)	$(5)	$(60)	$(1,259)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity provide the dividends per share for common stock for the periods presented:

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net (loss) attributable to Ingredion						(246)
Net income attributable to non-controlling interests							4		(1)
Dividends declared, common stock ($0.64/share)						(44)
Repurchases of common stock				(14)
Share-based compensation, net of issuance			5	16				(9)
Other comprehensive loss					(31)		1		1
Balance, March 31, 2021	$—	$1	$1,155	$(1,022)	$(1,164)	$3,667	$26	$21	$70
Net income attributable to Ingredion						178
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.64/share)						(43)
Dividends declared, non-controlling interests							(7)
Repurchases of common stock				(10)
Share-based compensation, net of issuance			(1)	3				7
Other comprehensive income					58
Balance, June 30, 2021	$—	$1	$1,154	$(1,029)	$(1,106)	$3,802	$22	$28	$70
Net income attributable to Ingredion						118
Net income attributable to non-controlling interests							3		(2)
Dividends declared, common stock ($0.65/share)						(43)
Dividends declared, non-controlling interests							(3)
Repurchases of common stock				(44)
Share-based compensation, net of issuance			1	1				4
Other comprehensive income (loss)					229		(3)
Balance, September 30, 2021	$—	$1	$1,155	$(1,072)	$(877)	$3,877	$19	$32	$68

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2019	$—	$1	$1,137	$(1,040)	$(1,158)	$3,780	$21	$31	$—
Net income attributable to Ingredion						75
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.63/share)						(42)
Share-based compensation, net of issuance			5	12				(8)
Other comprehensive loss					(164)		(3)
Balance, March 31, 2020	$—	$1	$1,142	$(1,028)	$(1,322)	$3,813	$21	$23	$—
Net income attributable to Ingredion						66
Net income attributable to non-controlling interests							1
Dividends declared, common stock ($0.63/share)						(43)
Dividends declared, non-controlling interests							(3)
Share-based compensation, net of issuance			1	1				4
Other comprehensive income (loss)					15		1
Balance, June 30, 2020	$—	$1	$1,143	$(1,027)	$(1,307)	$3,836	$20	$27	$—
Net income attributable to Ingredion						92
Net income attributable to non-controlling interests							3		(2)
Dividends declared, common stock ($0.64/share)						(44)
Dividends declared, non-controlling interests							(2)
Acquisition of redeemable non-controlling interests									74
Share-based compensation, net of issuance			2					5
Other comprehensive income (loss)					48				2
Balance, September 30, 2020	$—	$1	$1,145	$(1,027)	$(1,259)	$3,884	$21	$32	$74

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$118	67.0	$1.76	$92	67.2	$1.37

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.6			0.4
Diluted EPS	$118	67.6	$1.75	$92	67.6	$1.36

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$50	67.2	$0.74	$233	67.2	$3.47

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.6			0.4
Diluted EPS	$50	67.8	$0.74	$233	67.6	$3.45

For the three and nine months ended September 30, 2021, approximately 1.6 million and 1.5 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2020, approximately 1.7 million and 1.4 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net sales to unaffiliated customers:
North America	$1,083	$928	$3,096	$2,739
South America	260	224	801	643
Asia-Pacific	245	207	728	583
EMEA	175	143	514	429
Total net sales	$1,763	$1,502	$5,139	$4,394

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating income:
North America	$120	$132	$403	$358
South America	35	29	108	68
Asia-Pacific	21	18	70	60
EMEA	23	25	86	73
Corporate	(36)	(25)	(95)	(86)
Subtotal	163	179	572	473
Acquisition/integration costs	—	(5)	(5)	(8)
Equity method acquisition charges	(3)	—	4	—
Restructuring/impairment charges	(8)	(16)	(22)	(41)
Impairment on disposition of assets	20	—	(340)	—
Other matters	—	—	15	—
Charge for fair value markup of acquired inventory	—	(3)	—	(3)
North America storm damage	—	(2)	—	(2)
Total operating income	$172	$153	$224	$419

	As of	As of
(in millions)	September 30, 2021	December 31, 2020
Assets:
North America (a)	$4,204	$4,231
South America	852	818
Asia-Pacific	1,333	1,255
EMEA	597	554
Total assets	$6,986	$6,858

For purposes of presentation, North America includes Corporate assets.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” the “Company” and “Ingredion” mean Ingredion Incorporated and its consolidated subsidiaries.

Overview

We are a major supplier of high-quality food and industrial ingredient solutions to customers around the world. As of September 30, 2021, we have 45 manufacturing facilities located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers. Our ingredients are used by customers in the food, beverage, brewing, and animal nutrition industries, among others.

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

For the three months ended September 30, 2021, Operating income, Net income, and Diluted earnings per share increased from the comparable 2020 period. The increases for this period were primarily due to the volume recovery in 2021. During the comparable 2020 period, there were reductions in volume driven by government mandated shutdowns associated with the coronavirus disease 2019 (“COVID-19”) pandemic, particularly in the Americas.

COVID-19:  Our operations in recent periods have been adversely affected by impacts of the COVID-19 pandemic. Our global operations expose us to risks associated with public health crises such as COVID-19. Foreign governmental organizations and governmental organizations at the national, state and local levels in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations. As a manufacturer of food ingredients, our operations are considered “essential” under most current COVID-19 government regulations, and our facilities are operating globally. While certain governmental organizations have begun to lift some of the pandemic control measures, COVID-19 continues to spread and may result in the imposition of more restrictions in the future. We did not experience any material supply chain interruptions during the three months ended September 30, 2021, and were able to continue to operate and ship products from our global network of manufacturing facilities. We place top priority on our employees’ health and safety and continue to follow the advice and the guidelines of applicable public health authorities for physical distancing and to make available personal protective equipment and sanitization supplies. We continue to monitor COVID-19 infection rates as well as the pace and effectiveness of vaccination rollouts, as the net sales volume is generally correlated with increased consumer activity and availability of food and beverages consumed away from home.

Impairment Charges: On February 12, 2021, we signed an agreement with Grupo Arcor, an Argentine food company, to establish Ingrear Holding S.A. (the “Arcor joint venture”), a joint venture to combine and operate five manufacturing facilities in Argentina to sell value-added ingredients to customers in the food, beverage, pharmaceutical and other industries in Argentina, Chile and Uruguay. On August 2, 2021, we and Grupo Arcor completed all closing conditions to finalize the transaction and formally establish the Arcor joint venture. The Arcor joint venture is managed by a jointly appointed team of executives.

At the announcement of the agreement, during the three months ended March 31, 2021, we recorded the assets and liabilities expected to be contributed as held for sale. We recorded an impairment of $360 million based upon the estimated fair value of the assets and liabilities classified as held for sale. Upon completion of the transaction, we disposed of the assets and liabilities from its Argentina, Chile and Uruguay operations, that were previously accounted for as held for sale, and transferred them to the Arcor joint venture in exchange for an equity share in the venture. We have accounted for our share of the venture as an equity method investment, as discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report. Upon disposal, we valued the assets and liabilities transferred at fair value. This resulted in a $20 million favorable adjustment to the estimated impairment charge. The favorable adjustment was recorded during the three months ended September 30, 2021. The total net impairment charge was

$340 million for the nine months ended September 30, 2021, of which $311 million was related to the write-off of the cumulative translation losses associated with the contributed net assets and $29 million was related to the write-down to fair value of the contributed net assets to fair value. We recorded the impairment within Restructuring/impairment charges and related adjustments in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2021.

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

Our Cost Smart program and other initiatives have resulted in restructuring charges. For the three and nine months ended September 30, 2021, we recorded $7 million and $19 million, respectively, of pre-tax restructuring charges related to these programs. For the three months ended September 30, 2021, we recorded $4 million of pre-tax restructuring charges, consisting of employee-related and other costs, including professional services, associated with our Cost Smart SG&A program and $3 million of restructuring charges primarily in North America for our Cost Smart Cost of sales program. During the nine months ended September 30, 2021, we recorded $13 million of employee-related and other costs, including professional services, associated with our Cost Smart SG&A program and $11 million of restructuring charges as part of our Cost Smart Cost of sales program, primarily in North America. The Cost Smart Cost of sales charges were partly offset by a $5 million gain on the sale of the Stockton, California land and building during the period.

Liquidity and Capital Resources: Our cash provided by operating activities decreased to $259 million for the nine months ended September 30, 2021, from $562 million for the prior year, primarily due to changes in our working capital. Our cash used for investing activities decreased to $238 million for the nine months ended September 30, 2021, from $460 million for the prior year, primarily due to our purchase of PureCircle Limited (“PureCircle”) in the prior year as well as a change in the timing of capital expenditures and mechanical stores purchases. Our cash used for financing activities was $236 million during the nine months ended September 30, 2021, compared to cash provided by financing activities of $202 million in the prior year. This decrease was mainly driven by lower net borrowings during the current period, as we issued and sold $1.0 billion of senior notes during the nine months ended September 30, 2020.

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

For the Three Months Ended September 30, 2021

With Comparatives for the Three Months Ended September 30, 2020

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales	$1,763	$1,502	$261	17%
Cost of sales	1,440	1,176	(264)	(22)%
Gross profit	323	326	(3)	(1)%

Operating expenses	164	155	(9)	(6)%
Other (income) expense, net	(1)	2	3	150%
Restructuring/impairment charges and related adjustments	(12)	16	28	175%

Operating income	172	153	19	12%

Financing costs, net	20	22	2	9%
Other, non-operating (income), net	(1)	(2)	(1)	(50)%

Income before income taxes	153	133	20	15%
Provision for income taxes	34	40	6	15%
Net income	119	93	26	28%
Less: Net income attributable to non-controlling interests	1	1	—	—%
Net income attributable to Ingredion	$118	$92	$26	28%

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended September 30, 2021, increased by 28 percent to $118 million from $92 million for the three months ended September 30, 2020. The increase in net income was driven by an adjustment to the net asset impairment related to the contribution of Argentina assets to the Arcor joint venture, which was partially offset by higher corn and manufacturing costs, including costs associated with the ramp-up of plant-based protein operations in our South Sioux City and Vanscoy facilities.

Net sales. Net sales increased $261 million or 17 percent for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was driven by strong price mix including the pass-through of higher corn costs, and higher volumes, including PureCircle and KaTech results.

Cost of sales. Cost of sales for the three months ended September 30, 2021 increased by $264 million or 22 percent as compared to the three months ended September 30, 2020. Our gross profit margin decreased by 4 percent, from 22 percent for the three months ended September 30, 2020 to 18 percent for the three months ended September 30, 2021. The decrease in gross profit margin was driven by higher corn and manufacturing costs, including the costs associated with the ramp-up of plant-based protein operations in our South Sioux City and Vanscoy facilities.

Operating expenses. Operating expenses increased 6 percent to $164 million for the three months ended September 30, 2021 as compared to $155 million for the three months ended September 30, 2020. Operating expenses, as a percentage of Net sales, were 9 percent for the three months ended September 30, 2021 and 10 percent for the three months ended September 30, 2020. The decrease in this ratio was driven by the increase in Net sales for the current period, which was partly offset by an increase in Operating expenses resulting from our acquisition of PureCircle and KaTech.

Financing costs, net. Financing costs decreased by $2 million or 9 percent for the three months ended September 30, 2021. This decrease was driven primarily by lower Argentina hyperinflation costs during the three months ended September 30, 2021 compared to the year-ago period.

Provision for income taxes. Our effective tax rate for the three months ended September 30, 2021 was 22.2 percent compared to 30.1 percent for the three months ended September 30, 2020. The decrease in the effective income tax rate was driven by the utilization of U.S. foreign tax credits for which a benefit had not been previously recognized compared to a valuation allowance recorded for the three months ended September 30, 2020. The remaining decrease in the effective tax rate was driven by a $20 million impairment adjustment on the net assets contributed to the Arcor joint venture, as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report, with no corresponding income tax expense recorded with respect to the impairment, a change in mix of earnings, including the consolidation of PureCircle, and certain other items in the prior year. These items were partially offset by a decrease in the value of the Mexican peso against the U.S. dollar during the three months ended September 30, 2021, as compared to an increase during the three months ended September 30, 2020, and a valuation allowance on net operating losses compared to the utilization of net operating losses for which a benefit had not been previously recognized for the three months ended September 30, 2020.

Segment Results

North America

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$1,083	$928	$155	17%
Operating income	120	132	(12)	(9)%

Net sales. Net sales increased 17 percent for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, driven by a 13 percent increase in price mix, a 3 percent increase in volume, and a favorable foreign exchange impact of 1 percent.

Operating income. Operating income decreased by $12 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease was driven by higher corn and input costs, including costs associated with the ramp-up of plant-based protein operations in our South Sioux City and Vanscoy facilities.

South America

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$260	$224	$36	16%
Operating income	35	29	6	21%

Net sales. Net sales increased 16 percent for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to a 31 percent increase in favorable price mix, which was partially offset by a 15 percent decrease in volume.

Operating income. Operating income increased $6 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to favorable price mix, which was partially offset by higher corn costs.

Asia-Pacific

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$245	$207	$38	18%
Operating income	21	18	3	17%

Net sales. Net sales increased 18 percent for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to a 9 percent increase in price mix and a 9 percent increase in volume.

Operating income. Operating income increased by $3 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was driven by higher volumes and favorable price mix, which were partially offset by higher freight and manufacturing costs.

EMEA

	Three Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$175	$143	$32	22%
Operating income	23	25	(2)	(8)%

Net sales. Net sales increased by 22 percent for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Eight percent of the increase was due to the inclusion of KaTech results in the 2021 period. In addition, we experienced an 8 percent increase in volume, a 4 percent increase due to price mix, and a favorable foreign exchange impact of 2 percent.

Operating income. Operating income decreased by $2 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease was driven by higher corn and energy costs in Pakistan.

For the Nine Months Ended September 30, 2021

With Comparatives for the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales	$5,139	$4,394	$745	17%
Cost of sales	4,098	3,474	(624)	(18)%
Gross profit	1,041	920	121	13%

Operating expenses	484	456	(28)	(6)%
Other (income) expense, net	(29)	4	33	825%
Restructuring/impairment charges and related adjustments	362	41	(321)	(783)%

Operating income	224	419	(195)	(47)%

Financing costs, net	58	59	1	2%
Other, non-operating (income), net	(4)	(3)	1	33%

Income before income taxes	170	363	(193)	(53)%
Provision for income taxes	113	125	12	10%
Net income	57	238	(181)	(76)%
Less: Net income attributable to non-controlling interests	7	5	(2)	(40)%
Net income attributable to Ingredion	$50	$233	$(183)	(79)%

Net income attributable to Ingredion. Net income attributable to Ingredion for the nine months ended September 30, 2021, decreased by 79 percent to $50 million from $233 million for the nine months ended September 30, 2020.  The decrease in net income was attributable to the impairment charge related to the contribution of the Company’s Argentina assets to the Arcor joint venture as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report and higher corn and manufacturing costs, which were partially offset by strong price mix and higher volumes.

Net sales. Net sales increased $745 million or 17 percent for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was driven by strong price mix reflecting the pass-through of higher corn costs, and higher volumes, including PureCircle and KaTech results.

Cost of sales. Cost of sales for the nine months ended September 30, 2021 increased by $624 million or 18 percent, as compared to the nine months ended September 30, 2020. Our gross profit margin decreased by 1 percent to 20 percent for the nine months ended September 30, 2021, as compared to 21 percent for the nine months ended September 30, 2020. The decrease in gross profit margin was driven by higher corn and manufacturing costs, including the costs associated with the ramp-up of plant-based protein operations in our South Sioux City and Vanscoy facilities.

Operating expenses. Operating expenses increased 6 percent to $484 million for the nine months ended September 30, 2021 as compared to $456 million for the nine months ended September 30, 2020. Operating expenses, as a percentage of net sales, decreased to 9 percent for the nine months ended September 30, 2021 from 10 percent for the nine months ended September 30, 2020.  The decrease in this ratio was driven by the increase in net sales for the current period, which was partially offset by an increase in Operating expenses resulting from our acquisition of PureCircle and KaTech.

Financing costs, net. Financing costs for the nine months ended September 30, 2021 decreased to $58 million from $59 million for the nine months ended September 30, 2020. The decrease in financing costs was driven primarily by lower Argentina hyperinflation costs.

Provision for income taxes. Our effective tax rate for the nine months ended September 30, 2021 was 66.5 percent compared to 34.4 percent for the nine months ended September 30, 2020. The primary cause of the increase in the effective tax rate was a $340 million impairment charge related to the net assets contributed to the Arcor joint venture. There was no corresponding income tax benefit recorded with respect to the impairment. This item was partially offset by a tax benefit of $30 million due to the reversal of an accrual for withholding tax on the unremitted earnings of a foreign subsidiary. The remaining change in the effective income tax rate was primarily driven by a decrease in the value of the Mexican peso against the U.S. dollar. The decrease in the value of the Mexican peso against the U.S. dollar produced taxable translation gains on net-U.S.-dollar-monetary assets held in Mexico for which there was no corresponding gain in pre-tax income. Consequently, the Company recorded a tax expense of $16 million in the nine months ended September 30, 2020, as compared to $4 million in the nine months ended September 30, 2021.

Segment Results

North America

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$3,096	$2,739	$357	13%
Operating income	403	358	45	13%

Net sales. Our increase in net sales of 13 percent for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was driven by an 8 percent increase in price mix, a 4 percent increase in volume, and a favorable foreign exchange impact of 1 percent.

Operating income. Operating income increased by $45 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was driven by favorable price mix and higher volumes, which were partially offset by manufacturing cost inflation.

South America

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$801	$643	$158	25%
Operating income	108	68	40	59%

Net sales. Net sales increased 25 percent for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to a 27 percent increase in favorable price mix. This was partially offset by a 2 percent unfavorable foreign exchange impact.

Operating income. Operating income increased $40 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was driven by favorable price mix and partially offset by higher corn costs.

Asia-Pacific

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$728	$583	$145	25%
Operating income	70	60	10	17%

Net sales. Net sales increased 25 percent for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Nine percent of the increase was due to the inclusion of PureCircle results in the 2021 period. In addition, our results reflected a 10 percent increase in volume, a 4 percent favorable foreign exchange impact, and a 2 percent increase from price mix.

Operating income. Operating income increased by $10 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was driven by higher volumes and favorable foreign exchange impacts.

EMEA

	Nine Months Ended September 30,		Favorable (Unfavorable)	Favorable (Unfavorable)
(in millions)	2021	2020	Variance	Percentage
Net sales to unaffiliated customers	$514	$429	$85	20%
Operating income	86	73	13	18%

Net sales. Net sales increased by 20 percent for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Four percent of the increase was due to the inclusion of KaTech results in the 2021 period. In addition, we experienced a 7 percent increase in volume, a 6 percent favorable foreign exchange impact, and a 3 percent increase due to price mix.

Operating income. Operating income increased $13 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was largely attributable to lower net corn costs and favorable price mix in Pakistan and favorable foreign exchange impacts in Europe.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2021 was $259 million, as compared to $562 million for the nine months ended September 30, 2020. The decrease in operating cash flow was primarily driven by our changes in working capital. Cash used for investing activities for the nine months ended September 30, 2021 was $238 million, as compared to $460 million for the nine months ended September 30, 2020. The change was driven by $40 million of net cash used for the acquisition of KaTech during the nine months ended September 30, 2021, compared to $208 million of net cash used for the acquisition of PureCircle during the nine months ended September 30, 2020, as well as by the timing of capital expenditures and mechanical stores purchases, which totaled $186 million for the nine months ended September 30, 2021, compared to $250 million for the nine months ended September 30, 2020.

As of September 30, 2021, our total debt consists of the following:

(in millions)
2.900% senior notes due June 1, 2030	$594
3.200% senior notes due October 1, 2026	498
3.900% senior notes due June 1, 2050	390
6.625% senior notes due April 15, 2037	253
Revolving credit agreement	—
Other long-term borrowings	13
Total long-term debt	1,748
Commercial paper	350
Other short-term borrowings	48
Total short-term borrowings	398
Total debt	$2,146

On March 16, 2021, we amended and restated our term loan credit agreement (the “Amended Term Loan Credit Agreement”). As of September 30, 2021, we repaid in full the $380 million of borrowings outstanding under the Amended Term Loan Credit Agreement. The Amended Term Loan Credit Agreement restated the previous agreement by extending the maturity date of the borrowings under the previous agreement until March 15, 2022. No new borrowings under the Amended Term Loan Credit Agreement were incurred in connection with the amendment and restatement. Borrowings under the Amended Term Loan Credit Agreement bore interest at a variable annual rate based on a London Interbank Offering Rate (“LIBOR”) or a base rate, at our election, subject to the terms and conditions thereof, plus, in each case, an applicable margin. The Amended Term Loan Credit Agreement reduced the applicable interest rate margin for loans accruing interest based on LIBOR from 0.80 percent to 0.75 percent. We were required to pay a fee on the unused availability under the Amended Term Loan Credit Agreement. The Amended Term Loan Credit Agreement contained customary representations, warranties, covenants and events of default, including covenants restricting the incurrence of liens, the incurrence of indebtedness by our subsidiaries and certain fundamental changes involving us and our subsidiaries, subject to certain exceptions in each case. We also had to maintain a specified maximum consolidated leverage ratio and a specified minimum consolidated interest coverage ratio.

During the nine months ended September 30, 2021, we entered into a revolving credit agreement (the “Revolving Credit Agreement”) to replace our previous revolving credit agreement, which was terminated. The Revolving Credit Agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of $1 billion outstanding at any time. The facility will mature on June 30, 2026.  Loans under the facility will accrue interest at a per annum rate equal, at our option, to either a LIBOR rate plus an applicable margin, or a base rate (generally determined according to the highest of the prime rate, the federal funds rate or the specified LIBOR rate plus 1.00%) plus an applicable margin. The Revolving Credit Agreement contains customary affirmative and negative covenants that, among other matters, specify customary reporting obligations, and that, subject to exceptions, restrict the incurrence of additional indebtedness by our subsidiaries, the incurrence of liens and the consummation of certain mergers, consolidations and sales of assets. We are subject to compliance, as of the end of each quarter, with a maximum leverage ratio of 3.5 to 1.0 and a minimum ratio of consolidated EBITDA to consolidated net interest expense of 3.5 to 1.0, as each such financial covenant is calculated for the most recently completed four-quarter period.  As of September 30, 2021, we were in compliance with these covenants.

On July 27, 2021, we established a commercial paper program under which we may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We intend to use the note proceeds for general corporate purposes. During the three months ended September 30, 2021, the average amount of commercial paper outstanding during the period was $401 million. As of September 30, 2021, $350 million of commercial paper was outstanding. The commercial paper outstanding has a weighted average interest rate of 0.28% over a weighted average maturity of 76 days. The amount of commercial paper outstanding under this program in 2021 is expected to fluctuate.

As of September 30, 2021, in addition to approximately $1 billion of borrowing availability under each of our revolving credit facility and our commercial paper program, we have approximately $799 million of unused operating lines of credit in the various foreign countries in which we operate.

The weighted average interest rate on our total indebtedness was approximately 3.1 percent for the nine months ended September 30, 2021, compared to 3.4 percent for the nine months ended September 30, 2020.

On September 22, 2021, our Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock. This dividend was paid on October 25, 2021, to stockholders of record at the close of business on October 4, 2021. Additionally, during the three and nine months ended September 30, 2021, we repurchased 500 thousand and 765 thousand outstanding shares of common stock, respectively, in open market transactions at a net cost of $44 million and $67 million, respectively.

We have not provided foreign withholding taxes, state income taxes, and federal and state taxes or foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Approximately $419 million of the total $434 million of cash and cash equivalents on September 30, 2021 was held by our operations outside of the U.S.

We expect that available cash balances and borrowings expected to be available under the revolving credit facility and commercial paper program, together with cash generated from operations and our access to debt markets, will be sufficient to meet our operating and other cash needs for at least the next twelve months.

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

Commodity Price Risk: Our principal use of derivative financial instruments is to manage commodity price risk in North America relating to anticipated purchases of corn and natural gas to be used in our manufacturing process. We periodically enter into futures, options and swap contracts for a portion of our anticipated corn and natural gas usage, generally over the following 12 to 24 months, in order to hedge price risk associated with fluctuations in market prices. Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of other comprehensive loss (“OCL”). As of September 30, 2021, our Accumulated other comprehensive loss account (“AOCL”) included $77 million of net gains (net of income tax expense of $27 million) related to these derivative instruments. It is anticipated that $64 million of net gains (net of income tax expense of $23 million) will be reclassified into earnings during the next 12 months. We expect the net gains to be offset by changes in the underlying commodities costs.

Foreign-Currency Exchange Risk: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign-currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when our foreign operations’ results are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency of the operating unit are revalued into U.S. dollars. We primarily use derivative financial instruments such as foreign-currency forward contracts, swaps and options to manage our foreign currency transactional exchange risk. We enter into foreign-currency derivative instruments that are designated as both cash flow hedging instruments as well as instruments not designated as hedging instruments as defined by Accounting Standards Codification 815, Derivatives and Hedging. As of September 30, 2021, we had foreign currency derivatives not designated as hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $385 million and $225 million, respectively.

As of September 30, 2021, we had foreign currency derivatives designated as cash flow hedging instruments hedging certain asset and liability positions with aggregate notional amounts of $543 million and $761 million, respectively. The amount included in AOCI relating to these hedges at September 30, 2021, included $1 million of net losses (net an insignificant amount of taxes). It is anticipated that $4 million of net losses (net of income tax benefit of $1 million) will be reclassified into earnings during the next 12 months.

Interest Rate Risk: We occasionally use interest rate swaps and T-Locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, or to achieve a desired proportion of fixed versus floating rate debt, based on current and projected market conditions. We did not have outstanding T-Locks as of September 30, 2021.

As of September 30, 2021, AOCL included $4 million of net losses (net of an income tax benefit of $1 million) related to previously settled T-Locks. Once T-Locks are settled, deferred losses are amortized to financing costs over the terms of the senior notes with which they are associated. It is anticipated that an insignificant amount of net losses (net of an insignificant amount of taxes) will be reclassified into earnings during the next 12 months.

We did not have any interest rate swap agreements as of September 30, 2021 or September 30, 2020. During the three months ended June 30, 2020, we settled an interest rate swap that effectively converted the interest rates on $200 million of our $400 million of 4.625% senior notes due November 1, 2020, to variable rates. These senior notes were redeemed in July 2020. The swap agreement called for us to receive interest at the fixed coupon rate of the notes and to pay interest at a variable rate based on the six-month U.S. dollar LIBOR plus a spread.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no other changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various factors, including the impact of COVID-19 on the demand for our products and our financial results; changing consumption preferences relating to high fructose corn syrup and other products we make; the effects of global economic conditions and the general political, economic, business, and market conditions that affect customers and consumers in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products, including, particularly, economic, currency, and political conditions in South America and economic and political conditions in Europe, and the impact these factors may have on our sales volume, the pricing of our products and our ability to collect our receivables from customers; future financial performance of major industries which we serve and from which we derive a significant portion of our sales, including, without limitation, the food, beverage, animal nutrition, and brewing industries; the uncertainty of acceptance of products developed through genetic modification and biotechnology; our ability to develop or acquire new products and services at rates or of qualities sufficient to gain market acceptance; increased competitive and/or customer pressure in the corn-refining industry and related industries, including with respect to the markets and prices for our primary products and our co-products, particularly corn oil; the availability of raw materials, including potato starch, tapioca, gum Arabic, and the specific varieties of corn upon which some of our products are based, and our ability to pass along potential increases in the cost of corn or other raw materials to customers; energy costs and availability, including energy issues in Pakistan; our ability to contain costs, achieve budgets, and realize expected synergies, including with respect to our ability to complete planned maintenance and investment projects on time and on budget and realize expected savings under our Cost Smart program as well as with respect to freight and shipping costs; the behavior of financial and capital markets, including with respect to foreign currency fluctuations, fluctuations in interest and exchange rates and market volatility and the associated risks of hedging against such fluctuations; our ability to successfully identify and complete acquisitions or strategic alliances on favorable terms as well as our ability to successfully integrate acquired businesses or implement and maintain strategic alliances and achieve anticipated synergies with respect to all of the foregoing; operating difficulties at our manufacturing facilities; the impact of impairment charges on our goodwill or long-lived assets; changes in our tax rates or exposure to additional income tax liability; our ability to maintain satisfactory labor relations; the impact on our business of natural disasters, war, or similar acts of hostility, threats or acts of terrorism, the outbreak or continuation of pandemics such as COVID-19, or the occurrence of other significant events beyond our control; changes in government policy, law, or regulation and costs of legal compliance, including compliance with environmental regulation; potential effects of climate change; security breaches with respect to information technology systems, processes, and sites; our ability to raise funds at reasonable rates and other factors affecting our access to sufficient funds for future growth and expansion; volatility in the stock market and other factors that could adversely affect our stock price; risks affecting the continuation of our dividend policy; and our ability to maintain effective internal control over financial reporting.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 55 to 56 in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those disclosures during the nine months ended September 30, 2021. For additional information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hedging and Financial Risk” in this report.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2020 related to ineffective information technology general controls (“ITGCs”) related to user access over certain information technology (“IT”) systems has been fully remediated, as the impacted controls have been designed and implemented effectively. The remedial actions taken by management included: enhanced control training for ITGC owners, as well as design and implementation of improved documentation of the user access review that more clearly communicates the control objective and management’s documentation requirements.

We acquired Verdient in the fourth quarter of 2020, as well as KaTech in the second quarter of 2021, and are currently in the process of evaluating and integrating the acquired operations, processes and internal controls. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information regarding the acquisitions.

Other than as described above, there were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

The following table presents information regarding our repurchase of shares of our common stock during the three months ended September 30, 2021.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares That May Yet
	Number	Price	Part of Publicly	be Purchased Under
	of Shares	Paid	Announced Plans or	the Plans or Programs
(shares in thousands)	Purchased	per Share	Programs	at End of Period
July 1 – July 31, 2021	—	—	—	5,590 shares
August 1 – August 31, 2021	500,000	87.18	500,000	5,090 shares
September 1 – September 30, 2021	—	—	—	5,090 shares
Total	500,000	87.18	500,000

On October 22, 2018, the Board of Directors authorized a stock repurchase program permitting us to purchase up to an additional 8.0 million shares of our outstanding common stock from November 5, 2018 through December 31, 2023. As of September 30, 2021, we have 5.1 million shares available for repurchase under the stock repurchase program.

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

INGREDION INCORPORATED

DATE:	November 5, 2021	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer