Form 10-Q
period 2022-03-31
Ingredion Inc
filed 2022-05-06
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2022
Common Stock, $.01 par value	66,219,580 shares

INGREDION INCORPORATED

FORM 10-Q

Ingredion Incorporated

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2022	2021
Net sales	$1,892	$1,614
Cost of sales	1,513	1,263
Gross profit	379	351

Operating expenses	169	153
Other operating (income)	(2)	(2)
Restructuring/impairment charges	2	370

Operating income (loss)	210	(170)

Financing costs	24	19
Other non-operating income	(1)	(1)

Income (loss) before income taxes	187	(188)
Provision for income taxes	54	55
Net income (loss)	133	(243)
Less: Net income attributable to non-controlling interests	3	3
Net income (loss) attributable to Ingredion	$130	$(246)

Weighted average common shares outstanding:
Basic	66.9	67.3
Diluted	67.6	67.3

Earnings (loss) per common share of Ingredion:
Basic	$1.94	$(3.66)
Diluted	$1.92	$(3.66)

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net income (loss)	$133	$(243)
Other comprehensive income:
Gains on cash flow hedges, net of income tax effect of $46 and $7, respectively	130	22
(Gains) on cash flow hedges reclassified to earnings, net of income tax effect of $12 and $ — , respectively	(34)	(1)
Currency translation adjustment	38	(52)
Comprehensive income (loss)	267	(274)
Less: Comprehensive income attributable to non-controlling interests	2	5
Comprehensive income (loss) attributable to Ingredion	$265	$(279)

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except share and per share amounts)	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$324	$328
Short-term investments	5	4
Accounts receivable, net	1,431	1,130
Inventories	1,306	1,172
Prepaid expenses	63	63
Total current assets	3,129	2,697

Property, plant and equipment, net of accumulated depreciation of $3,304 and $3,232, respectively	2,446	2,423
Intangible assets, net of accumulated amortization of $259 and $253, respectively	1,339	1,348
Other assets	521	531
Total assets	$7,435	$6,999

Liabilities and equity
Current liabilities:
Short-term borrowings	$514	$308
Accounts payable and accrued liabilities	1,207	1,204
Total current liabilities	1,721	1,512

Long-term debt	1,739	1,738
Other non-current liabilities	561	524
Total liabilities	4,021	3,774

Share-based payments subject to redemption	31	36
Redeemable non-controlling interests	71	71

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	1,160	1,158
Less: Treasury stock (common stock: 11,464,034 and 11,154,203 shares at March 31, 2022 and December 31, 2021, respectively) at cost	(1,091)	(1,061)
Accumulated other comprehensive loss	(763)	(897)
Retained earnings	3,986	3,899
Total Ingredion stockholders’ equity	3,293	3,100
Non-redeemable non-controlling interests	19	18
Total equity	3,312	3,118
Total liabilities and equity	$7,435	$6,999

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						130
Net income attributable to non-controlling interests							3
Dividends declared						(43)
Repurchases of common stock, net				(39)
Share-based compensation, net of issuance			2	9				(5)
Other comprehensive income (loss)					134		(2)
Balance, March 31, 2022	$—	$1	$1,160	$(1,091)	$(763)	$3,986	$19	$31	$71

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net (loss) attributable to Ingredion						(246)
Net income (loss) attributable to non-controlling interests							4		(1)
Dividends declared						(44)
Repurchases of common stock, net				(14)
Share-based compensation, net of issuance			5	16				(9)
Other comprehensive (loss) income					(31)		1		1
Balance, March 31, 2021	$—	$1	$1,155	$(1,022)	$(1,164)	$3,667	$26	$21	$70

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Cash (used for) provided by operating activities
Net income (loss)	$133	$(243)
Non-cash charges to net income (loss):
Depreciation and amortization	53	52
Mechanical stores expense	13	14
Impairment charge for assets held for sale	—	360
Deferred income taxes	3	(4)
Other non-cash charges	15	7
Changes in working capital:
Accounts receivable and prepaid expenses	(126)	(56)
Inventories	(119)	(69)
Accounts payable and accrued liabilities	(45)	(5)
Margin accounts	28	(16)
Other	(7)	(18)
Cash (used for) provided by operating activities	(52)	22

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(85)	(65)
Proceeds from disposal of manufacturing facilities and properties	5	2
Other	4	(1)
Cash used for investing activities	(76)	(64)

Cash provided by (used for) financing activities
Proceeds from borrowings	147	46
Payments on debt	(123)	(36)
Commercial paper borrowings, net	178	—
Repurchases of common stock, net	(39)	(14)
(Settlements) issuances of common stock for share-based compensation, net	(1)	7
Dividends paid, including to non-controlling interests	(43)	(43)
Cash provided by (used for) financing activities	119	(40)

Effects of foreign exchange rate changes on cash	5	(7)

Decrease in cash and cash equivalents	(4)	(89)

Cash and cash equivalents, beginning of period	328	665

Cash and cash equivalents, end of period	$324	$576

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Notes to Condensed Consolidated Financial Statements

1. Interim Financial Statements

References to the “Company,” “Ingredion,” “we,” “us,” and “our” shall mean Ingredion Incorporated (“Ingredion”) individually and together with its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2021.

The unaudited Condensed Consolidated Financial Statements as of March 31, 2022 and for the quarter ended March 31, 2022 and 2021 included herein were prepared by management on the same basis as Ingredion’s audited Consolidated Financial Statements for the year ended December 31, 2021 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.

2. Summary of Significant Accounting Standards and Policies

For detailed information about Ingredion’s significant accounting standards and policies, see Note 1 of the Notes to the Consolidated Financial Statements included in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

3. Acquisitions

On April 1, 2021, Ingredion acquired KaTech, a privately held company headquartered in Germany. KaTech provides advanced texture and stabilization solutions to the food and beverage industry. To complete the closing, Ingredion made a total cash payment of $40 million, net of cash acquired, which we funded from cash on hand. The acquisition added $26 million of goodwill and intangible assets, as well as $14 million of tangible assets, which we preliminarily recorded on the acquisition date based on available information and incorporating our best estimates. Beginning at the acquisition date, our Condensed Consolidated Financial Statements reflect the effects of the acquisition and KaTech’s financial results, which we report in our Europe, Middle East and Africa (“EMEA”) reportable business segment.

4. Investments

Investments consisted of the following as of:

(in millions)	March 31, 2022	December 31, 2021
Equity investments	$19	$16
Equity method investments	106	104
Marketable securities	5	12
Total investments	$130	$132

Amyris Joint Venture

On June 1, 2021, Ingredion entered into an agreement with Amyris, Inc. (“Amyris”) for certain exclusive commercialization rights to Amyris’s rebaudioside M by fermentation product, the exclusive licensing of the product’s manufacturing technology and a 31 percent ownership stake in a joint venture for the products (the “Amyris joint venture”). In exchange, we contributed $28 million of total consideration, which included $10 million of cash, as well as non-exclusive intellectual property licenses and other consideration valued at $18 million. The transaction resulted in an $8 million gain recorded in Other operating (income), which included $18 million related to the non-exclusive intellectual property licenses, offset by the $10 million cash payment. Beginning June 1, 2021, Ingredion accounts for the investment under the equity method.

Arcor Joint Venture

On February 12, 2021, Ingredion entered into an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish Ingrear Holding S.A. (the “Arcor joint venture”), a joint venture to operate five manufacturing facilities in Argentina to sell value-added ingredients to customers in the food, beverage, pharmaceutical and other industries in Argentina, Chile and Uruguay. On August 2, 2021, Ingredion and Grupo Arcor completed all closing conditions, pending customary antitrust review, to combine the manufacturing facilities, finalize the transaction and formally establish the Arcor joint venture, which is managed by a jointly appointed team of executives and is accounted for under the equity method.

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

5. Restructuring and Impairment Charges

For the first quarter of 2022, Ingredion recorded $2 million of pre-tax restructuring charges. For the first quarter of 2021, we recorded a total of $370 million of pre-tax restructuring and impairment charges, consisting of $360 million of pre-tax impairment charges and $10 million of pre-tax restructuring charges.

Restructuring Charges

For the first quarter of 2022, we recorded $2 million of pre-tax net restructuring related charges, which included $1 million of costs as part of our Cost Smart Cost of sales program and $1 million of costs associated with our Cost Smart selling, general and administrative expense (“SG&A”) program.

For the first quarter of 2021, we recorded a total of $10 million pre-tax restructuring related charges. Of these charges, $5 million were related to our Cost Smart SG&A program, which were primarily for employee-related severance costs recorded in our North America and EMEA segments, professional services costs in our North America segment and other costs. We also recorded $3 million of pre-tax restructuring charges for our Cost Smart Cost of sales program, which were primarily for inventory and mechanical stores write-offs and other costs associated with the closure of our Lane Cove, Australia production facility and closures of North America facilities and product lines including our Berwick, Pennsylvania manufacturing facility and the cessation of ethanol production at our Cedar Rapids, Iowa facility.

A summary of Ingredion’s severance accrual at March 31, 2022, which we expect to fully pay in 2022, is as follows ($ in millions):

Balance in severance accrual as of December 31, 2021	$3
Payments made to terminated employees	(1)
Balance in severance accrual as of March 31, 2022	$2

Impairment Charges

At the announcement of our agreement to invest in the Arcor joint venture during the first quarter of 2021, we reclassified assets and liabilities we expected to contribute to the joint venture as held for sale in Other assets in the Condensed Consolidated Balance Sheets and we recorded an impairment charge of $360 million based on our preliminary estimates of their fair value. Of the $360 million impairment charge for the net assets contributed to the Arcor joint venture during the first quarter of 2021, $311 million was related to the write-off of the cumulative translation losses associated with the contributed net assets and $49 million was related to the write-down of the contributed net assets.

6. Derivative Instruments and Hedging Activities

Ingredion is exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering various hedging transactions authorized under established policies that place controls on these activities. These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties. We have no collateral to counterparties under collateral funding arrangements as of March 31, 2022. Derivative financial instruments used by Ingredion consist primarily of commodity-related futures, options and swap contracts, foreign currency-related forward contracts, interest rate swaps and treasury locks (“T-Locks”).

Commodity price hedging: Ingredion’s principal use of derivative financial instruments is to manage commodity price risk relating to anticipated purchases of corn and natural gas to be used in the manufacturing process, generally over the next 12 to 24 months. We maintain a commodity-price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. To manage price risk related to corn purchases, primarily in North America, we use corn futures and option contracts that trade on regulated commodity exchanges to lock in corn costs associated with fixed-priced customer sales contracts. Ingredion also uses over-the-counter natural gas swaps in North America to hedge a portion of its natural gas usage. These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases. Ingredion’s natural gas derivatives and the majority of its corn derivatives have been designated as cash flow hedging instruments for accounting purposes.

For certain corn derivative instruments that are not designated as cash flow hedging instruments for accounting purposes, all realized and unrealized gains and losses from these instruments are recognized in cost of sales during each accounting period. We enter these derivative instruments to further mitigate commodity and basis price risks related to anticipated purchases of corn. During the first quarter of 2022, Ingredion recognized a $2 million gain on non-designated commodity contracts compared to a $1 million loss on non-designated commodity contracts during the first quarter of 2021.

For commodity hedges designated as cash flow hedges for accounting purposes, unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of Other comprehensive loss (“OCL”) and included in the equity section of the Condensed Consolidated Balance Sheets as part of Accumulated other comprehensive loss (“AOCL”). These amounts, as well as their related tax effects, are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the period a hedge is determined to be ineffective. Ingredion assesses the effectiveness of a commodity hedge contract based on changes in the contract’s fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. Gains and losses from cash flow hedging instruments reclassified from AOCL to earnings are reported as Cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

Ingredion had outstanding futures and option contracts that hedged the forecasted purchase of approximately 107 million and 135 million bushels of corn as of March 31, 2022 and December 31. 2021, respectively. Ingredion also had outstanding swap contracts that hedged the forecasted purchase of approximately 31 million and 35 million mmbtus of natural gas as of March 31, 2022 and December 31, 2021, respectively.

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

Ingredion hedges certain assets using foreign currency derivatives not designated as hedging instruments for accounting purposes, which had a notional value of $466 million and $360 million as of March 31, 2022 and December 31, 2021, respectively. Ingredion also hedges certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $223 million and $205 million as of March 31, 2022 and December 31 2021, respectively.

Ingredion hedges certain assets using foreign currency derivative instruments that are designated as cash flow hedging instruments for accounting purposes, which had a notional value of $350 million and $505 million as of March 31, 2022 and December 31, 2021, respectively. Ingredion also hedges certain liability positions using foreign currency derivative instruments that are designated as cash flow hedging instruments for accounting purposes, which had a notional value of $578 million and $708 million as of March 31, 2022 and December 31, 2021, respectively.

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

Ingredion periodically enters into interest rate swaps to hedge its exposure to interest rate changes. The changes in fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gains or losses (the changes in fair value) of the hedged debt instruments that are attributable to changes in interest rates (the hedged risk), which are also recognized in earnings. Ingredion did not have any outstanding interest rate swaps as of March 31, 2022 or December 31, 2021.

Ingredion periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCL until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. During 2020, Ingredion entered into and settled T-Locks associated with the issuance of senior notes due in 2030 and 2050. The realized loss upon settlement of the T-Locks was recorded in AOCL and is amortized into earnings over the term of the senior notes. Ingredion did not have outstanding T-Locks as of March 31, 2022 and December 31, 2021.

The derivative instruments designated as cash flow hedges included in AOCL as of March 31, 2022 and December 31, 2021 are reflected below:

	Amount of Gains
Derivatives in Cash Flow Hedging Relationships	(Losses) included in AOCL
(in millions)	March 31, 2022	December 31, 2021
Commodity contracts, net of income tax effect of $51 and $19, respectively	$146	$51
Foreign currency contracts, net of income tax effect of $2 and $ -, respectively	1	-
Interest rate contracts, net of income tax effect of $1	(3)	(3)
Total	$144	$48

The fair value and balance sheet location of the Ingredion’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of March 31, 2022 (in millions)
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$137	$8	$145	$14	$4	$18
Other assets	35	—	35	—	3	3
Assets	172	8	180	14	7	21
Accounts payable and accrued liabilities	30	8	38	10	6	16
Non-current liabilities	1	—	1	—	7	7
Liabilities	31	8	39	10	13	23
Net Assets/(Liabilities)	$141	$—	$141	$4	$(6)	$(2)

	Fair Value of Hedging Instruments as of December 31, 2021 (in millions)
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$45	$9	$54	$4	$3	$7
Other assets	7	6	13	—	—	—
Assets	52	15	67	4	3	7
Accounts payable and accrued liabilities	5	12	17	2	4	6
Non-current liabilities	2	6	8	—	1	1
Liabilities	7	18	25	2	5	7
Net Assets/(Liabilities)	$45	$(3)	$42	$2	$(2)	$—

Additional information relating to the Ingredion’s derivative instruments is presented below:

Derivatives in Cash Flow	Gains Recognized in AOCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Three Months Ended March 31,		Income Statement	Three Months Ended March 31,
(in millions)	2022	2021	Location	2022	2021
Commodity contracts	$171	$27	Cost of sales	$44	$(1)
Foreign currency contracts	5	2	Net sales/Cost of sales	2	2
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$176	$29		$46	$1

As of March 31, 2022, AOCL included $142 million of net gains (net of income taxes of $50 million) on commodities-related derivatives instruments, foreign currency hedges, and T-Locks designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

7. Fair Value Measurements

We measure certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches. The hierarchy of those valuation approaches is in three levels based on the reliability of inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Below is a summary of the hierarchy levels:

●	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.

●	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of March 31, 2022				As of December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$5	$5	$—	$—	$12	$12	$—	$—
Derivative assets	201	134	67	—	74	49	25	—
Derivative liabilities	62	59	3	—	32	22	10	—
Long-term debt	1,763	—	1,763	—	1,957	—	1,957	—

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

8. Financing Arrangements

Presented below are Ingredion’s debt carrying amounts, net of related discounts, premiums, and debt issuance costs as of March 31, 2022 and December 31, 2021:

	As of	As of
(in millions)	March 31, 2022	December 31, 2021
2.900% senior notes due June 1, 2030	$595	$595
3.200% senior notes due October 1, 2026	498	498
3.900% senior notes due June 1, 2050	390	390
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	3	2
Total long-term debt	1,739	1,738
Commercial paper	428	250
Other short-term borrowings	86	58
Total short-term borrowings	514	308
Total debt	$2,253	$2,046

On July 27, 2021 Ingredion established a commercial paper program under which Ingredion may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. Ingredion intends to use the note proceeds for general corporate purposes. During 2022, the average amount of commercial paper outstanding was $353 million with an average interest rate of 0.38 percent and a weighted average maturity of 27 days. As of March 31, 2022, $428 million of commercial paper was outstanding with an average interest rate of 0.99 percent and a weighted average maturity of 14 days. As of December 31, 2021, $250 million of commercial paper was outstanding with an average interest rate of 0.35 percent and a weighted average maturity of 40 days. The amount of commercial paper outstanding under this program in 2022 is expected to fluctuate.

Other short-term borrowings as of March 31, 2022 and December 31, 2021, primarily include amounts outstanding under various unsecured local country operating lines of credit.

9. Commitments and Contingencies

In May 2021, the Brazilian Supreme Court (“Court”) issued its ruling related to the calculation of certain indirect taxes, which affirmed the Federal Court of Appeals (“Lower Court”) rulings that Ingredion had received in previous years and affirmed that Ingredion is entitled to previously recorded tax credits. The Court ruling ensured that Ingredion is entitled to $15 million of additional credits from the period of 2015 to 2018 that were previously unrecorded pending a final Court ruling. In the second quarter of 2021, Ingredion recorded the $15 million of additional credits within Other operating (income) in the Condensed Consolidated Statements of Income (Loss). As of March 31, 2022, Ingredion has $41 million of remaining indirect tax credits recorded in Other assets and Prepaid expenses on the Condensed Consolidated Balance Sheets that result in deferred income taxes of $3 million. We will use the income tax offsets to eliminate our Brazilian federal tax payments in 2022 and future years, including the income tax payable for the indirect taxes recovered.

10. Income Taxes

In the first quarter of 2022, the U.S. Treasury published final foreign tax credit regulations that limit our ability to claim foreign tax credits from certain countries, primarily in South America. As a result, Ingredion recorded a provisional tax liability and will continue to assess the impact of the regulations on our Condensed Consolidated Financial Statements.

11. Pension and Other Postretirement Benefits

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plans
(in millions)	2022	2021	2022	2021
Service cost	$1	$1	$1	$1
Interest cost	2	2	2	3
Expected return on plan assets	(4)	(5)	(2)	(2)
Amortization of actuarial loss	—	—	—	1
Net periodic benefit cost (a)	$(1)	$(2)	$1	$3

Ingredion currently anticipates that we will make approximately $4 million in cash contributions to our pension plans in 2022, consisting of contributions of $3 million to our non-U.S. pension plans and $1 million to our U.S. pension plans. For the first quarter of 2022, we made cash contributions of approximately $1 million to the non-U.S. plans and an insignificant amount to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended March 31,
(in millions)	2022	2021
Service cost	$—	$—
Interest cost	1	1
Amortization of prior service credit	—	(1)
Net periodic benefit cost (a)	$1	$—
(a)	The service cost component of net periodic benefit cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income (Loss). The interest cost, expected return on plan assets, amortization of prior service credit, and amortization of actuarial loss components of net periodic benefit cost are presented as Other, non-operating income on the Condensed Consolidated Statements of Income (Loss).

12. Equity

Treasury stock: On October 22, 2018, the Board of Directors authorized a new stock repurchase program permitting Ingredion to purchase up to 8 million of its outstanding shares of common stock from November 5, 2018 through December 31, 2023. The parameters of Ingredion’s stock repurchase program are not established solely with reference to the dilutive impact of shares issued under Ingredion’s stock incentive plan. However, Ingredion expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

During the first quarter of 2022, Ingredion repurchased 455 thousand outstanding shares of common stock in open market transactions at a net cost of $39 million. During the first quarter of 2021, Ingredion repurchased 158 thousand outstanding shares of common stock in open market transactions at a net cost of $14 million.

Share-based payments: The following table summarizes the components of Ingredion’s share-based compensation expense for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Stock options:
Pre-tax compensation expense	$1	$1
Income tax benefit	—	—
Stock option expense, net of income taxes	1	1

Restricted stock units ("RSUs"):
Pre-tax compensation expense	3	3
Income tax benefit	—	—
RSUs, net of income taxes	3	3

Performance shares and other share-based awards:
Pre-tax compensation expense	3	1
Income tax benefit	(1)	—
Performance shares and other share-based compensation expense, net of income taxes	2	1

Total share-based compensation:
Pre-tax compensation expense	7	5
Income tax benefit	(1)	—
Total share-based compensation expense, net of income taxes	$6	$5

Stock Options: Under Ingredion’s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options have a 10-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement-eligible executive level employees. Ingredion estimates a forfeiture rate at the time of grant and updates the estimate throughout the vesting period of the stock options within the amount of compensation costs recognized in each period.

Ingredion granted non-qualified options to purchase 281 thousand shares and 358 thousand shares for the first quarter of 2022 and 2021, respectively. The fair value of each option grant for the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected life (in years)	5.5	5.5
Risk-free interest rate	2.0%	0.6%
Expected volatility	23.8%	23.2%
Expected dividend yield	2.9%	2.9%

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

Stock option activity for the first quarter of 2022 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	2,154	$90.39	5.26	$26
Granted	281	88.66
Exercised	(36)	57.65
Cancelled	(13)	117.27
Outstanding as of March 31, 2022	2,386	$90.54	5.69	$12
Exercisable as of March 31, 2022	1,805	$91.34	4.56	$12

For the first quarter of 2022, cash received from the exercise of stock options was approximately $2 million. As of March 31, 2022, the unrecognized compensation cost related to non-vested stock options totaled $6 million, which is expected to be amortized over the weighted-average period of approximately 2.0 years.

Additional information pertaining to stock option activity is as follows for the periods presented:

	March 31,
(dollars in millions, except per share)	2022	2021
Weighted average grant date fair value of stock options granted (per share)	$15.04	$12.31
Total intrinsic value of stock options exercised	$1	$5

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

The following table summarizes RSU activity in 2022:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2021	486	$88.34
Granted	193	88.91
Vested	(122)	91.40
Cancelled	(14)	88.07
Non-vested as of March 31, 2022	543	$87.86

As of March 31, 2022, the total remaining unrecognized compensation cost related to RSUs was $30 million, which will be amortized on a weighted-average basis over approximately 1.9 years.

Performance Shares: Ingredion has a long-term incentive plan for senior management in the form of performance shares. The vesting of the performance shares is generally based on two performance metrics. Fifty percent of the performance shares awarded vest based on Ingredion’s total shareholder return as compared to the total shareholder return of its peer group and the remaining fifty percent vest based on the calculation of Ingredion’s three-year average Adjusted Return on Invested Capital (“Adjusted ROIC”) against an established ROIC target.

For the 2022 performance shares awarded based on Ingredion’s total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on Ingredion’s total shareholder return as compared to the total shareholder return of its peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the 2022 performance shares awarded based on Adjusted ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on Ingredion’s Adjusted ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. Compensation expense is based on the market price of our common stock on the date of the grant and the final number of shares that ultimately vest. Ingredion will estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect Ingredion’s estimated Adjusted ROIC performance against the target. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the first quarter of 2022, Ingredion awarded 86 thousand performance shares at a weighted average fair value of $138.85 per share. As of March 31, 2022, the unrecognized compensation cost related to these awards was $16 million, which will be amortized over the remaining requisite service period of 2.4 years. The 2019 performance share awards, whose three-year performance period has ended, achieved a zero percent payout of granted performance shares. There were no performance shares cancelled during 2022.

Accumulated Other Comprehensive Loss: The following is a summary of Accumulated other comprehensive loss for the first quarter of 2022 and 2021:

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2021	$(903)	$48	$(42)	$(897)
Other comprehensive gain before reclassification adjustments	38	176	—	214
(Gain) reclassified from accumulated OCL	—	(46)	—	(46)
Tax (provision)	—	(34)	—	(34)
Net other comprehensive income	38	96	—	134
Balance, March 31, 2022	$(865)	$144	$(42)	$(763)

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(1,114)	$42	$(61)	$(1,133)
Other comprehensive (loss) before reclassification adjustments	(52)	29	—	(23)
(Gain) reclassified from accumulated OCL	—	(1)	—	(1)
Tax (provision)	—	(7)	—	(7)
Net other comprehensive (loss) income	(52)	21	—	(31)
Balance, March 31, 2021	$(1,166)	$63	$(61)	$(1,164)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity present the dividends per share for common stock for the periods indicated:

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						130
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.65/share)						(43)
Repurchases of common stock				(39)
Share-based compensation, net of issuance			2	9				(5)
Other comprehensive income (loss)					134		(2)
Balance, March 31, 2022	$—	$1	$1,160	$(1,091)	$(763)	$3,986	$19	$31	$71

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net (loss) attributable to Ingredion						(246)
Net income attributable to non-controlling interests							4		(1)
Dividends declared, common stock ($0.64/share)						(44)
Repurchases of common stock				(14)
Share-based compensation, net of issuance			5	16				(9)
Other comprehensive (loss) income					(31)		1		1
Balance, March 31, 2021	$—	$1	$1,155	$(1,022)	$(1,164)	$3,667	$26	$21	$70

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$130	66.9	$1.94	$(246)	67.3	$(3.66)

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.7			—
Diluted EPS	$130	67.6	$1.92	$(246)	67.3	$(3.66)

Approximately 1.3 million and 2.1 million share-based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive for the first quarter of 2022 and 2021, respectively.

13. Segment Information

Ingredion is principally engaged in the production and sale of starches and sweeteners for a wide range of industries and is managed geographically on a regional basis. The nature, amount, timing and uncertainty of Ingredion’s Net sales are managed by Ingredion primarily based on our geographic segments, which we classify and report as North America, South America, Asia-Pacific and EMEA. Our North America segment includes businesses in the U.S., Mexico and Canada. Our South America segment includes businesses and our share of earnings from investments in joint ventures in Brazil, Argentina, Chile, Colombia, Ecuador, Peru and Uruguay. Our Asia-Pacific segment includes the PureCircle operating segment as well as businesses in South Korea, Thailand, China, Australia, Japan, New Zealand, Indonesia, Singapore, the Philippines, Malaysia, India and Vietnam. Our EMEA segment includes businesses in Pakistan, Germany, Poland, the United Kingdom and South Africa. Net sales by product are not presented because to do so would be impracticable.

Presented below are Ingredion’s net sales to unaffiliated customers by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net sales to unaffiliated customers:
North America	$1,174	$945
South America	252	273
Asia-Pacific	272	235
EMEA	194	161
Total net sales	$1,892	$1,614

Presented below are Ingredion’s operating income by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating income:
North America	$156	$134
South America	38	40
Asia-Pacific	22	25
EMEA	31	31
Corporate	(34)	(29)
Subtotal	213	201
Acquisition/integration costs	(1)	(1)
Restructuring/impairment charges	(2)	(10)
Impairment on assets held for sale	—	(360)
Total operating income	$210	$(170)

Presented below are Ingredion’s total assets by reportable segment as of March 31, 2022, and December 31, 2021:

	As of	As of
(in millions)	March 31, 2022	December 31, 2021
Assets:
North America (a)	$4,523	$4,203
South America	907	799
Asia-Pacific	1,401	1,403
EMEA	604	594
Total assets	$7,435	$6,999
(a)	For purposes of presentation, North America includes Corporate assets.

14. Supplementary Financial Statement Information

Accounts Receivable, Net

Accounts receivable, net are summarized as follows:

	As of	As of
(in millions)	March 31, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable — trade	$1,122	$950
Accounts receivable — other	324	193
Allowance for credit losses	(15)	(13)
Total accounts receivable	$1,431	$1,130

There were no significant contract assets or significant contract liabilities associated with our customers as of March 31, 2022 or December 31, 2021. Liabilities for volume discounts and incentives were also not significant as of March 31, 2022 or December 31, 2021.

Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	March 31, 2022	December 31, 2021
Finished and in process	$762	$688
Raw materials	428	380
Manufacturing supplies and other	116	104
Total inventories	$1,306	$1,172

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” the “Company” and “Ingredion” mean Ingredion Incorporated and its consolidated subsidiaries.

Overview

Ingredion is a leading global ingredients solutions provider that transforms corn, tapioca, potatoes, plant-based stevia, grains, fruits, gums and vegetables into value-added ingredients and biomaterials for the food, beverage, brewing and other industries. Our Purpose is to bring the potential of people, nature and technology together to make life better. As of March 31, 2022, we have 45 manufacturing facilities located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.

Ingredion has been navigating evolving global conditions that have varying impacts on our customers, suppliers, employees, operations and, ultimately, our profitability and cash flows. We recognized higher than expected demand and strong price mix for the quarter, which included increased prices for our products to manage the effects of volatile supply chains and increasing corn and freight costs. Although a significant portion of our revenues and costs are established with fixed-rate contracts, we proactively made decisions to respond to changing customer demands, increasing inflation, fluctuating foreign exchange rates, and shifting supply chain channels that have been affected by a variety of factors including the ongoing, global pandemic with new variants of the coronavirus disease 2019 (“COVID-19”) and the conflict between Russia and Ukraine.

Our 2022 first quarter net sales of $1,892 million were over 17 percent higher than the 2021 first quarter net sales of $1,614 million, primarily due to strong price mix, including the pass-through of higher corn costs. The net income attributable to Ingredion for the 2022 first quarter of $130 million, or $1.92 diluted earnings per share, improved from the net loss attributable to Ingredion for the 2021 first quarter of $246 million, or $3.66 loss per share. Excluding an impairment charge of $360 million we incurred in the first quarter of 2021, our results for the first quarter of 2022 reflected higher net income attributable to Ingredion as well as a higher diluted earnings per share. Our results for the current quarter benefited from increased prices as well as volume growth, which more than offset higher raw material and inflationary input costs when compared to the first quarter of 2021.

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

We acquired KaTech on April 1, 2021, and the results of the acquired business are included in our consolidated financial results beginning on the acquisition date, which inclusion affects the comparability of results between years. In addition, we entered into the Arcor joint venture on February 12, 2021, and the Amyris joint venture on June 1, 2021. Our share of results in joint ventures is classified as other operating (income) and comparability between years and between financial statement line items is affected by the timing of and consideration provided to the investments. While we identify fluctuations due to the acquisitions, our discussion below also addresses results of operations excluding the impact of the acquisitions and investments, where appropriate, to provide a more comparable and meaningful analysis.

For the First Quarter of 2022

With Comparatives for the First Quarter of 2021

Net sales. Net sales increased 17 percent to $1,892 million for the first quarter of 2022, compared to $1,614 million for the first quarter of 2021. The increase in net sales was primarily driven by strong price mix including the pass-through of higher corn costs.

Cost of sales. Cost of sales increased by 20 percent to $1,513 million for the first quarter of 2022, compared to cost of sales of $1,263 million for the first quarter of 2021. The increase in cost of sales primarily reflected higher net corn costs. Our gross profit margin of 20 percent for the first quarter of 2022 decreased from 22 percent for the first quarter of 2021. The decrease in gross margin was primarily driven by higher corn and freight costs.

Operating expenses. Operating expenses increased 10 percent to $169 million for the first quarter of 2022, compared to $153 million for the first quarter of 2021, primarily due to higher inflationary costs. Operating expenses as a percentage of net sales were approximately 9 percent for the first quarter of 2022, compared to 10 percent for the same quarter in 2021, primarily due to higher net sales in the first quarter of 2022.

Other operating (income). Other operating (income) was $(2) million for the first quarter of 2022, which was flat compared to the first quarter 2021.

Restructuring and impairment charges. Restructuring and impairment charges were $2 million for the first quarter of 2022, compared to $370 million for the first quarter of 2021. The charges we incurred in the first quarter of 2021 were primarily driven by an impairment charge of $360 million for net assets from our Argentina business we contributed to the Arcor joint venture, of which $311 million was related to the write-off of the cumulative translation losses associated with the contributed net assets and $49 million was related to the write-down of the contributed net assets to fair value.

Financing costs. Financing costs increased 26 percent to $24 million for the first quarter of 2022, compared to $19 million for the first quarter of 2021. The increase was primarily due to foreign exchange losses in the current year compared to foreign exchange gains in the prior year.

Provision for income taxes. Our effective income tax rates for the first quarter of 2022 and 2021 were 28.9 percent and (29.3) percent, respectively. The change in the effective tax rate was primarily driven by the $360 million impairment related to net assets contributed to the Arcor joint venture during the first quarter of 2021 that did not have a corresponding income tax benefit. The remaining change in the effective tax rate was driven by new U.S. tax regulations published in the first quarter of 2022 that limit our ability to claim foreign tax credits from certain countries, primarily in South America, the effect of which was partially offset by favorable foreign currency impacts.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $3 million for the first quarter of 2022, which was unchanged from $3 million for the first quarter of 2021.

Net Income attributable to Ingredion. Net income attributable to Ingredion for the first quarter of 2022 was $130 million compared to a net loss of $(246) million for the three first quarter of 2021. The net loss in the prior year period was largely attributable to the $360 million impairment charge for the Argentina assets contributed to the Arcor joint venture that we recorded in the first quarter of 2021. Net income in the first quarter of 2022 reflected strong price mix, offset in part by increased raw material and freight costs.

Segment Results

North America

Net sales. North America’s net sales increased 24 percent to $1,174 million for the first quarter of 2022, compared to $945 million for the first quarter of 2021. The increase was primarily driven by a 20 percent improvement in price mix and a 4 percent increase in volume.

Operating income. North America’s operating income was $156 million for the first quarter of 2022, compared to $134 million for the first quarter of 2021. The increase was primarily due to strong price mix that more than offset inflationary input costs.

South America

Net sales. South America’s net sales decreased 8 percent to $252 million for the first quarter of 2022 from $273 million for the first quarter of 2021. Excluding the effects of revenues from operations we contributed to the Arcor joint venture, net sales were 22 percent higher than in the same quarter last year. The increase reflects 25 percent higher price mix across South America, offset by a 3 percent decrease in volume.

Operating income. South America’s operating income decreased 5 percent to $38 million for the first quarter of 2022, compared to $40 million for the first quarter of 2021. The decrease was primarily due to impact of the contribution of our operations to the Arcor joint venture, partially offset by strong price mix.

Asia-Pacific

Net sales. Asia-Pacific’s net sales increased 16 percent to $272 million for the first quarter of 2022, compared to $235 million for the first quarter of 2021. The increase was driven by favorable volumes of 14 percent and favorable price mix of 7 percent, partially offset by unfavorable foreign exchange impacts of 5 percent.

Operating income. Asia-Pacific’s operating income decreased 12 percent to $22 million for the first quarter of 2022, compared to $25 million for the first quarter of 2021. The decrease was driven by higher corn costs primarily in Korea, which more than offset higher price mix in the period.

EMEA

Net sales. EMEA’s net sales increased by 20 percent to $194 million for the first quarter of 2022, compared to $161 million for the first quarter of 2021. Despite unfavorable foreign exchange impacts of 8 percent, the increase was driven by a favorable price mix of 17 percent and favorable volumes of 11 percent, partially due to the purchase of KaTech on April 1, 2021.

Operating income. EMEA’s operating income remained flat at $31 million for the first quarter of 2022 compared to the first quarter of 2021. Favorable price mix in Europe was offset by higher input costs in Pakistan and unfavorable foreign exchange impacts.

Liquidity and Capital Resources

As of March 31, 2022, Ingredion had total available liquidity of approximately $1,630 million. Domestic liquidity of $589 million consisted of $17 million in cash and cash equivalents and $572 million available through a $1 billion commercial paper program that had $428 million of outstanding borrowings. The commercial paper program, which we initiated on July 27, 2021, is backed by $1 billion of borrowing availability under a five-year revolving credit agreement that we entered on June 30, 2021.

We had international liquidity as of March 31, 2022 of approximately $1,041 million, consisting of $307 million of cash and cash equivalents and $5 million of short-term investments held by our operations outside the U.S., as well as $729 million of unused operating lines of credit in the various foreign countries in which we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries. As of March 31, 2022, such guarantees aggregated $91 million. We believe that such consolidated subsidiaries will be able to meet their financial obligations as they become due.

As of March 31, 2022, we had total debt outstanding of approximately $2.3 billion, or $1.7 billion excluding the outstanding commercial paper and other short-term borrowings. Of our outstanding debt, $1.7 billion consists of senior notes that do not require principal repayment until 2026 through 2050. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt. The weighted average interest rate on our total indebtedness was approximately 3.1 percent for the first quarter of 2022, compared to 3.4 percent for the first quarter of 2021.

The principal source of our liquidity is our internally generated cash flow, which we supplement as necessary with our ability to borrow under our credit facilities and to raise funds in the capital markets. We currently expect that our available cash balances, future cash flow from operations, access to debt markets and borrowing capacity under our revolving credit facility and commercial paper program, will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and financing activities for at least the next twelve months and for the foreseeable future thereafter. Our future cash flow needs will depend on many factors, including our rate of revenue growth, the timing and extent of our expansion into new markets, the timing of introductions of and rate of success for new products, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our new products and general economic and market conditions. We may need to raise additional capital or incur indebtedness to fund our needs for less predictable strategic initiatives, such as acquisitions.

Net Cash Flows

Our short-term borrowing increased $206 million, which we primarily used to invest in capital expenditures and mechanical stores purchase, pay dividends, and fund operating activities. Our cash used by operating activities of $52 million in the first quarter of 2022 was primarily due to changes in working capital of $262 million. Working capital for trade accounts receivable increased due to higher pricing and higher freight costs for products sold during the quarter.

We used $85 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities in the first quarter of 2022, as compared to $65 million that we paid in the first quarter of 2021 for capital expenditures and mechanical stores. Capital investment commitments for 2022 are anticipated to be between $300 million and $335 million.

We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to noncontrolling interests, were $43 million in the first quarter of 2022, and the first quarter of 2021. On March 16, 2022, our Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock. This dividend was paid on April 26, 2022, to stockholders of record at the close of business on April 1, 2022.

During the first quarter of 2022, we repurchased 455 thousand outstanding shares of common stock in open market transactions at a net cost of $39 million, as compared to repurchases of 158 thousand outstanding shares of common stock at a net cost of $14 million in the first quarter of 2021.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no other changes to our critical accounting policies and estimates during the first quarter of 2022.

New Accounting Pronouncements

The information called for by this section is incorporated herein by reference to Note 2 of the Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Ingredion intends these forward-looking statements to be covered by the safe harbor provisions for such statements.

Forward-looking statements include, among others, any statements regarding Ingredion’s prospects, future operations, or future financial condition, earnings, net sales, tax rates, capital expenditures, cash flows, expenses or other financial items, including management’s plans or strategies and objectives for any of the foregoing, and any assumptions, expectations or beliefs underlying any of the foregoing.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various risks and uncertainties, including the impact of COVID-19 on the demand for our products and our financial results; changing consumption preferences relating to high fructose corn syrup and other products we make; the effects of global economic conditions and the general political, economic, business, and market conditions that affect customers and consumers in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products, including, particularly, economic, currency and political conditions in South America and economic and political conditions in Europe, and the impact these factors may have on our sales volumes, the pricing of our products and our ability to collect our receivables from customers; future purchases of our products by major industries which we serve and from which we derive a significant portion of our sales, including, without limitation, the food, beverage, animal nutrition, and brewing industries; the uncertainty of acceptance of products developed through genetic modification and biotechnology; our ability to develop or acquire new products and services at rates or of qualities sufficient to gain market acceptance; increased competitive and/or customer pressure in the corn-refining industry and related industries, including with respect to the markets and prices for our primary products and our co-products, particularly corn oil; the availability of raw materials, including potato starch, tapioca, gum Arabic, and the specific varieties of corn upon which some of our products are based, and our ability to pass along potential increases in the cost of corn or other raw materials to customers; energy costs and availability, including energy issues in Pakistan; our ability to contain costs, achieve budgets and realize expected synergies, including with respect to our ability to complete planned maintenance and investment projects on time and on budget as well as with respect to freight and shipping costs; the effects of climate change and legal, regulatory, and market measures to address climate change; our ability to successfully identify and complete acquisitions or strategic alliances on favorable terms as well as our ability to successfully integrate acquired businesses or implement and maintain strategic alliances and achieve anticipated synergies with respect to all of the foregoing; operating difficulties at our manufacturing facilities; the behavior of financial and capital markets, including with respect to foreign currency fluctuations, fluctuations in interest and exchange rates and market volatility and the associated risks of hedging against such fluctuations; our ability to attract, develop, motivate, and maintain good relationships with our workforce; the impact on our business of natural disasters, war, threats or acts of terrorism, the outbreak or continuation of pandemics such as COVID-19, or the occurrence of other significant events beyond our control; the impact of impairment charges on our goodwill or long-lived assets; changes in government policy, law, or regulation and costs of legal compliance, including compliance with environmental regulation changes in our tax rates or exposure to additional income tax liability; increases in our borrowing costs that could result from increased interest rates; our ability to raise funds at reasonable rates and other factors affecting our access to sufficient funds for future growth and expansion; security breaches with respect to information technology systems, processes, and sites; volatility in the stock market and other factors that could adversely affect our stock price; risks affecting the continuation of our dividend policy; and our ability to maintain effective internal control over financial reporting.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 41 to 43 in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those disclosures during the first quarter of 2022.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A

RISK FACTORS

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the principal risk factors that could impact our results in our 2021 form 10-K. During the first quarter of 2022, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for 2021, except as described below.

Our business may be adversely affected by impacts on the availability and prices of raw materials and energy supplies, volatility in foreign exchange and interest rates, and other effects of the conflict between Russia and Ukraine.

Our business may be adversely affected by the effects of the ongoing conflict between Russia and Ukraine. Although our operations in Russia and Ukraine accounted for less than one half of one percent of our net sales in fiscal year 2021, the region is a source of raw material and energy supply for both us and certain companies whose products we distribute. Economic sanctions and export control measures imposed on Russia and designated Russian enterprises, certain regions of Ukraine and Belarus have resulted in increased volatility in the availability and prices of such raw materials and energy supplies. In addition, sanctions and macroeconomic effects of the conflict have contributed to greater volatility in foreign exchange and interest rates that affect our financial results. Developments relating to the conflict might result in a continuation of these impacts and in other impacts that could adversely affect our business or results of operations. We continue to evaluate impacts of the conflict on our customers, suppliers, employees and operations.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

The following table presents information regarding our repurchase of shares of our common stock during the first quarter of 2022.

				Maximum Number
				(or Approximate
				Dollar Value) of
			Total Number of	Shares That May Yet
	Total	Average	Shares Purchased as	be Purchased Under
	Number	Price	Part of Publicly	the Plans or Programs
	of Shares	Paid	Announced Plans or	at End of Period
(shares in thousands)	Purchased	per Share	Programs	(in thousands)
January 1 - January 31, 2022	—	—	—	5,090 shares
February 1 - February 28, 2022	227,980	87.29	227,980	4,862 shares
March 1 - March 31, 2022	226,783	85.70	226,783	4,635 shares
Total	454,763	86.50	454,763

On October 22, 2018, the Board of Directors authorized a stock repurchase program permitting us to purchase up to an additional 8.0 million shares of our outstanding common stock from November 5, 2018 through December 31, 2023. As of March 31, 2022, we have 4.6 million shares available for repurchase under the stock repurchase program.

ITEM 6

EXHIBITS

a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index below:

EXHIBIT INDEX

Number	Description of Exhibit

10.1*†	Annual Incentive Plan, as amended and restated as of January 1, 2022.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INGREDION INCORPORATED

DATE:	May 6, 2022	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	May 6, 2022	By	/s/ Davida M. Gable
Davida M. Gable Vice President, Global Controller and Global Shared Services