Form 10-Q
period 2022-06-30
Ingredion Inc
filed 2022-08-09
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2022
Common Stock, $.01 par value	65,520,860 shares

INGREDION INCORPORATED

FORM 10-Q

Ingredion Incorporated

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net sales	$2,044	$1,762	$3,936	$3,376
Cost of sales	1,654	1,395	3,167	2,658
Gross profit	390	367	769	718

Operating expenses	179	167	348	320
Other operating (income)	(4)	(26)	(6)	(28)
Restructuring/impairment charges	2	4	4	374

Operating income	213	222	423	52

Financing costs	17	19	41	38
Other non-operating (income)	—	(2)	(1)	(3)

Income before income taxes	196	205	383	17
Provision for income taxes	51	24	105	79
Net income (loss)	145	181	278	(62)
Less: Net income attributable to non-controlling interests	3	3	6	6
Net income (loss) attributable to Ingredion	$142	$178	$272	$(68)

Weighted average common shares outstanding:
Basic	66.4	67.2	66.6	67.3
Diluted	67.1	67.9	67.3	67.3

Earnings (loss) per common share of Ingredion:
Basic	$2.14	$2.65	$4.08	$(1.01)
Diluted	$2.12	$2.62	$4.04	$(1.01)

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$145	$181	$278	$(62)
Other comprehensive income:
Gains on cash flow hedges, net of income tax effect of $1, $40, $47 and $47, respectively	2	107	132	129
(Gains) on cash flow hedges reclassified to earnings, net of income tax effect of $22, $30, $34 and $30, respectively	(60)	(79)	(94)	(80)
Currency translation adjustment	(119)	30	(81)	(22)
Comprehensive (loss) income	(32)	239	235	(35)
Less: Comprehensive (loss) income attributable to non-controlling interests	(4)	3	(2)	8
Comprehensive (loss) income attributable to Ingredion	$(28)	$236	$237	$(43)

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except share and per share amounts)	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$318	$328
Short-term investments	4	4
Accounts receivable, net	1,396	1,130
Inventories	1,403	1,172
Prepaid expenses	56	63
Total current assets	3,177	2,697

Property, plant and equipment, net of accumulated depreciation of $3,279 and $3,232, respectively	2,375	2,423
Intangible assets, net of accumulated amortization of $262 and $253, respectively	1,313	1,348
Other assets	524	531
Total assets	$7,389	$6,999

Liabilities and equity
Current liabilities:
Short-term borrowings	$652	$308
Accounts payable and accrued liabilities	1,193	1,204
Total current liabilities	1,845	1,512

Long-term debt	1,739	1,738
Other non-current liabilities	537	524
Total liabilities	4,121	3,774

Share-based payments subject to redemption	37	36
Redeemable non-controlling interests	70	71

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	1,133	1,158
Less: Treasury stock (common stock: 11,972,479 and 11,154,203 shares at June 30, 2022 and December 31, 2021, respectively) at cost	(1,133)	(1,061)
Accumulated other comprehensive loss	(940)	(897)
Retained earnings	4,085	3,899
Total Ingredion stockholders’ equity	3,146	3,100
Non-redeemable non-controlling interests	15	18
Total equity	3,161	3,118
Total liabilities and equity	$7,389	$6,999

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						272
Net income attributable to non-controlling interests							5		1
Dividends declared						(86)	(4)
Repurchases of common stock, net				(83)
Share-based compensation, net of issuance			4	11				1
Fair market value adjustment to non-controlling interests			(29)						29
Non-controlling interest purchases									(27)
Other comprehensive (loss)					(43)		(4)		(4)
Balance, June 30, 2022	$—	$1	$1,133	$(1,133)	$(940)	$4,085	$15	$37	$70

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net (loss) attributable to Ingredion						(68)
Net income (loss) attributable to non-controlling interests							7		(1)
Dividends declared						(87)	(7)
Repurchases of common stock, net				(24)
Share-based compensation, net of issuance			4	19				(2)
Other comprehensive income					27		1		1
Balance, June 30, 2021	$—	$1	$1,154	$(1,029)	$(1,106)	$3,802	$22	$28	$70

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
Cash (used for) provided by operating activities
Net income (loss)	$278	$(62)
Non-cash charges to net income (loss):
Depreciation and amortization	107	103
Mechanical stores expense	27	27
Impairment charge for assets held for sale	—	360
Deferred income taxes	(2)	(21)
Other non-cash charges	25	(5)
Changes in working capital:
Accounts receivable and prepaid expenses	(210)	(118)
Inventories	(256)	(165)
Accounts payable and accrued liabilities	12	62
Margin accounts	(5)	(20)
Other	20	(32)
Cash (used for) provided by operating activities	(4)	129

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(144)	(117)
Payments for acquisitions, net of cash acquired of $- and $2, respectively	—	(40)
Proceeds from disposal of manufacturing facilities and properties	7	15
Other	1	(15)
Cash used for investing activities	(136)	(157)

Cash provided by (used for) financing activities
Proceeds from borrowings	227	430
Payments on debt	(189)	(416)
Commercial paper borrowings, net	308	—
Repurchases of common stock, net	(83)	(24)
Purchases of non-controlling interests	(27)	—
(Settlements) issuances of common stock for share-based compensation, net	(1)	9
Dividends paid, including to non-controlling interests	(90)	(93)
Cash provided by (used for) financing activities	145	(94)

Effects of foreign exchange rate changes on cash	(15)	(1)

Decrease in cash and cash equivalents	(10)	(123)

Cash and cash equivalents, beginning of period	328	665

Cash and cash equivalents, end of period	$318	$542

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

The unaudited Condensed Consolidated Financial Statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 included herein were prepared by management on the same basis as Ingredion’s audited Consolidated Financial Statements for the year ended December 31, 2021 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Statements of Comprehensive (Loss) Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.

2. Summary of Significant Accounting Standards and Policies

For detailed information about Ingredion’s significant accounting standards and policies, see Note 1 of the Notes to the Consolidated Financial Statements included in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our significant accounting standards and policies for the three and six months ended June 30, 2022.

New Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the effect of adoption of ASU No. 2020-04 on our financial position and results of operations.

3. Acquisitions

PureCircle Non-Controlling Interests

During the three months ended June 30, 2022, Ingredion purchased shares from minority shareholders in PureCircle Limited (“PureCircle”) for $27 million. The purchase increased our ownership percentage in PureCircle from 75 percent to 82 percent as of June 30, 2022.

Other Acquisitions

On April 1, 2021, Ingredion acquired KaTech, a privately held company headquartered in Germany. KaTech provides advanced texture and stabilization solutions to the food and beverage industry. To complete the closing, Ingredion made a total cash payment of $40 million, net of cash acquired, which we funded from cash on hand. The acquisition added $26 million of goodwill and intangible assets, as well as $14 million of tangible assets. Beginning at the acquisition date, our Condensed Consolidated Financial Statements reflect the effects of the acquisition and KaTech’s financial results, which we report in our Europe, Middle East and Africa (“EMEA”) reportable business segment.

4. Investments

Investments consisted of the following as of the dates indicated:

(in millions)	June 30, 2022	December 31, 2021
Equity investments	$22	$16
Equity method investments	109	104
Marketable securities	4	12
Total investments	$135	$132

Amyris Joint Venture

On June 1, 2021, Ingredion entered into an agreement with Amyris, Inc. (“Amyris”) for certain exclusive commercialization rights to Amyris’s rebaudioside M by fermentation product, the exclusive licensing of the product’s manufacturing technology and a 31 percent ownership stake in a joint venture for the products (the “Amyris joint venture”). In exchange, we contributed $28 million of total consideration, which included $10 million of cash, as well as non-exclusive intellectual property licenses and other consideration valued at $18 million. The transaction resulted in an $8 million gain recorded in Other operating (income) during the three months ended June 30, 2021, which included $18 million related to the non-exclusive intellectual property licenses, partly offset by the $10 million cash payment. Beginning June 1, 2021, Ingredion accounts for the investment under the equity method.

Argentina Joint Venture

On February 12, 2021, Ingredion entered into an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish Ingrear Holding S.A. (the “Argentina joint venture”), a joint venture to operate five manufacturing facilities in Argentina to sell value-added ingredients to customers in the food, beverage, pharmaceutical and other industries in Argentina, Chile and Uruguay. On August 2, 2021, Ingredion and Grupo Arcor completed all closing conditions, pending customary antitrust review, to combine the manufacturing facilities, finalize the transaction and formally establish the Argentina joint venture, which is managed by a jointly appointed team of executives and is accounted for under the equity method.

We exchanged certain assets and liabilities with a fair value of $71 million from our Argentina, Chile and Uruguay operations for 49 percent of the outstanding shares of the Argentina joint venture valued at $64 million, as well as $7 million of other consideration, including cash, from Grupo Arcor as of August 2, 2021. The transaction also resulted in an impairment charge for the transferred assets and liabilities more fully described in Note 5.

Beginning on the dates Ingredion entered into the agreements for equity method investees, our share of income from them is included in Other operating (income). Ingredion incurred an insignificant amount of pre-tax acquisition and integration costs during the three and six months ended June 30, 2022, and $1 million of pre-tax acquisition and integration costs during the three and six months ended June 30, 2021, related to the acquisition and integration of the Amyris and Argentina joint ventures.

5. Restructuring and Impairment Charges

For the three and six months ended June 30, 2022, Ingredion recorded $2 million and $4 million of pre-tax restructuring-related charges, respectively. For the three and six months ended June 30, 2021, Ingredion recorded $4 million and $374 million of pre-tax restructuring and impairment charges, respectively.

Restructuring Charges

For the three months ended June 30, 2022, we recorded $2 million of pre-tax restructuring related charges, which were costs primarily associated with our Cost Smart selling, general and administrative expense (“SG&A”) program. For the six months ended June 30, 2022, we recorded $4 million of pre-tax restructuring-related charges, which included $3 million of costs associated with our Cost Smart SG&A program and $1 million of costs as part of our Cost Smart Cost of sales program.

For the three months ended June 30, 2021, we recorded $4 million of pre-tax net restructuring-related charges. These costs included $4 million of pre-tax restructuring-related charges associated with our Cost Smart SG&A program and $5 million of pre-tax restructuring-related charges as part of our Cost Smart Cost of sales program. The Cost Smart Cost of sales charges were offset by a $5 million gain on the sale of the Stockton, California land and building.

For the six months ended June 30, 2021, we recorded $14 million of pre-tax net restructuring-related charges, consisting of $9 million of costs associated with our Cost Smart SG&A program and $8 million of costs associated with our Cost Smart Cost of sales program. The Cost Smart Cost of sales charges were partly offset by a $5 million gain on the sale of the Stockton, California land and building. Ingredion also recorded $2 million of restructuring charges related to the Amyris joint venture transaction described in Note 4 during the six months ended June 30, 2021.

A summary of Ingredion’s severance accrual at June 30, 2022, which we expect to fully pay in 2022, is as follows (in millions):

Balance in severance accrual as of December 31, 2021	$3
Payments made to terminated employees	(2)
Balance in severance accrual as of June 30, 2022	$1

Impairment Charges

At the announcement of our agreement to invest in the Argentina joint venture during the three months ended March 31, 2021, we reclassified assets and liabilities we expected to contribute to the joint venture as held for sale in Other assets in the Condensed Consolidated Balance Sheets and recorded an impairment charge of $360 million based on our preliminary estimates of their fair value. Of the $360 million impairment charge for the net assets contributed to the Argentina joint venture during the three months ended March 31, 2021, $311 million was related to the write-off of the cumulative translation losses associated with the contributed net assets and $49 million was related to the write-down of the contributed net assets.

6. Derivative Instruments and Hedging Activities

Ingredion is exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering various hedging transactions authorized under established policies that place controls on these activities. These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties. We have no collateral to counterparties under collateral funding arrangements as of June 30, 2022. Derivative financial instruments used by Ingredion consist primarily of commodity-related futures, options and swap contracts, foreign currency-related forward contracts, interest rate swaps and treasury locks (“T-Locks”).

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

For certain corn derivative instruments that are not designated as cash flow hedging instruments for accounting purposes, all realized and unrealized gains and losses from these instruments are recognized in cost of sales during each accounting period. We enter these derivative instruments to further mitigate commodity and basis price risks related to anticipated purchases of corn. During the three and six months ended June 30, 2022, Ingredion recognized a $3 million loss and $1 million loss, respectively, on non-designated commodity contracts. During the three and six months ended June 30, 2021, Ingredion recognized an insignificant loss and $1 million loss, respectively, on non-designated commodity contracts.

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

Ingredion had outstanding futures and option contracts that hedged the forecasted purchase of approximately 77 million and 135 million bushels of corn as of June 30, 2022 and December 31. 2021, respectively. Ingredion also had outstanding swap contracts that hedged the forecasted purchase of approximately 38 million and 35 million mmbtus of natural gas as of June 30, 2022 and December 31, 2021, respectively.

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

Ingredion hedges certain assets using foreign currency derivatives not designated as hedging instruments for accounting purposes, which had a notional value of $414 million and $360 million as of June 30, 2022 and December 31, 2021, respectively. Ingredion also hedges certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $255 million and $205 million as of June 30, 2022 and December 31 2021, respectively.

Ingredion hedges certain assets using foreign currency derivative instruments that are designated as cash flow hedging instruments for accounting purposes, which had a notional value of $358 million and $505 million as of June 30, 2022 and December 31, 2021, respectively. Ingredion also hedges certain liability positions using foreign currency derivative instruments that are designated as cash flow hedging instruments for accounting purposes, which had a notional value of $518 million and $708 million as of June 30, 2022 and December 31, 2021, respectively.

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

Ingredion periodically enters into interest rate swaps to hedge its exposure to interest rate changes. The changes in fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gains or losses (the changes in fair value) of the hedged debt instruments that are attributable to changes in interest rates (the hedged risk), which are also recognized in earnings. Ingredion did not have any outstanding interest rate swaps as of June 30, 2022 or December 31, 2021.

Ingredion periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCL until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. During 2020, Ingredion entered into and settled T-Locks associated with the issuance of senior notes due in 2030 and 2050. The realized loss upon settlement of the T-Locks was recorded in AOCL and is amortized into earnings over the term of the senior notes. Ingredion did not have outstanding T-Locks as of June 30, 2022 and December 31, 2021.

The derivative instruments designated as cash flow hedges included in AOCL as of June 30, 2022 and December 31, 2021 are reflected below:

	Amount of Gains
Derivatives in Cash Flow Hedging Relationships	(Losses) included in AOCL
(in millions)	June 30, 2022	December 31, 2021
Commodity contracts, net of income tax effect of $29 and $19, respectively	$84	$51
Foreign currency contracts, net of income tax effect of $3 and $ -, respectively	5	-
Interest rate contracts, net of income tax effect of $1	(3)	(3)
Total	$86	$48

The fair value and balance sheet location of the Ingredion’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of June 30, 2022 (in millions)
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$86	$10	$96	$2	$12	$14
Other assets	6	7	13	—	—	—
Assets	92	17	109	2	12	14
Accounts payable and accrued liabilities	26	12	38	3	5	8
Non-current liabilities	4	8	12	—	1	1
Liabilities	30	20	50	3	6	9
Net Assets/(Liabilities)	$62	$(3)	$59	$(1)	$6	$5

	Fair Value of Hedging Instruments as of December 31, 2021 (in millions)
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$45	$9	$54	$4	$3	$7
Other assets	7	6	13	—	—	—
Assets	52	15	67	4	3	7
Accounts payable and accrued liabilities	5	12	17	2	4	6
Non-current liabilities	2	6	8	—	1	1
Liabilities	7	18	25	2	5	7
Net Assets/(Liabilities)	$45	$(3)	$42	$2	$(2)	$—

Additional information relating to the Ingredion’s derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in AOCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Three Months Ended June 30,		Income Statement	Three Months Ended June 30,
(in millions)	2022	2021	Location	2022	2021
Commodity contracts	$(3)	$149	Cost of sales	$81	$110
Foreign currency contracts	6	(2)	Net sales/Cost of sales	1	(1)
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$3	$147		$82	$109

Derivatives in Cash-Flow	Gains Recognized in AOCL on Derivatives			Gains Reclassified from AOCL into Income
Hedging Relationships	Six Months Ended June 30,		Income Statement	Six Months Ended June 30,
(in millions)	2022	2021	Location	2022	2021
Commodity contracts	$168	$176	Cost of sales	$125	$109
Foreign currency contracts	11	—	Net sales/Cost of sales	3	1
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$179	$176		$128	$110

As of June 30, 2022, AOCL included $87 million of net gains (net of income taxes of $32 million) on commodities-related derivatives instruments, foreign currency hedges, and T-Locks designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

7. Fair Value Measurements

We measure certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches. The hierarchy of those valuation approaches is in three levels based on the reliability of inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Below is a summary of the hierarchy levels:

●	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.

●	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of June 30, 2022				As of December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$4	$4	$—	$—	$12	$12	$—	$—
Derivative assets	123	69	54	—	74	49	25	—
Derivative liabilities	59	55	4	—	32	22	10	—
Long-term debt	1,601	—	1,601	—	1,957	—	1,957	—

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

8. Financing Arrangements

Presented below are Ingredion’s debt carrying amounts, net of related discounts, premiums, and debt issuance costs as of June 30, 2022 and December 31, 2021:

	As of	As of
(in millions)	June 30, 2022	December 31, 2021
2.900% senior notes due June 1, 2030	$595	$595
3.200% senior notes due October 1, 2026	498	498
3.900% senior notes due June 1, 2050	390	390
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	3	2
Total long-term debt	1,739	1,738
Commercial paper	558	250
Other short-term borrowings	94	58
Total short-term borrowings	652	308
Total debt	$2,391	$2,046

On July 27, 2021, Ingredion established a commercial paper program under which Ingredion may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. Ingredion intends to use the note proceeds for general corporate purposes. During the six months ended June 30, 2022, the average amount of commercial paper outstanding was $425 million with an average interest rate of 0.74 percent and a weighted average maturity of 19 days. As of June 30, 2022, $558 million of commercial paper was outstanding with an average interest rate of 2.02 percent and a weighted average maturity of 17 days. As of December 31, 2021, $250 million of commercial paper was outstanding with an average interest rate of 0.35 percent and a weighted average maturity of 40 days. The amount of commercial paper outstanding under this program in 2022 is expected to fluctuate.

Other short-term borrowings as of June 30, 2022 and December 31, 2021, primarily include amounts outstanding under various unsecured local country operating lines of credit.

9. Commitments and Contingencies

In May 2021, the Brazilian Supreme Court (“Court”) issued its ruling related to the calculation of certain indirect taxes, which affirmed the Federal Court of Appeals (“Lower Court”) rulings that Ingredion had in previous years and affirmed that Ingredion is entitled to previously recorded tax credits. The Court ruling affirmed that Ingredion is entitled to $15 million of additional credits from the period of 2015 to 2018 that were previously unrecorded pending a final Court ruling. As a result, during the three months ended June 30, 2021, Ingredion recorded the $15 million of additional credits within Other operating (income) in the Condensed Consolidated Statements of Income (Loss). As of June 30, 2022 and December 31, 2021, Ingredion had $29 million and $41 million, respectively, of remaining indirect tax credits recorded in Other assets and Prepaid expenses on the Condensed Consolidated Balance Sheets. These credits resulted in an insignificant amount and $5 million of deferred income taxes as of June 30, 2022 and December 31, 2021, respectively. We will use the income tax offsets to eliminate our Brazilian federal tax payments in 2022 and future years, including the income tax payable for the indirect taxes recovered.

10. Income Taxes

During the three months ended March 31, 2022, the U.S. Treasury published final foreign tax credit regulations that limit our ability to claim foreign tax credits from certain countries, primarily in South America. As a result, we recorded a provisional tax liability during the three months ended March 31, 2022, and will continue to assess the impact of the regulations on our Condensed Consolidated Financial Statements in future periods.

11. Pension and Other Postretirement Benefits

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$1	$1	$2	$2	$2	$2
Interest cost	2	2	3	2	4	4	5	5
Expected return on plan assets	(4)	(4)	(2)	(2)	(8)	(9)	(4)	(4)
Amortization of actuarial loss	—	—	—	—	—	—	—	1
Net periodic benefit cost (a)	$(1)	$(1)	$2	$1	$(2)	$(3)	$3	$4

We currently anticipate that we will make approximately $4 million in cash contributions to our pension plans in 2022, consisting of contributions of $3 million to our non-U.S. pension plans and $1 million to our U.S. pension plans. For the six months ended June 30, 2022, we made cash contributions of approximately $2 million to the non-U.S. plans and an insignificant amount to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	—	—	1	1
Amortization of prior service cost (credit)	1	—	1	(1)
Net periodic benefit cost (a)	$1	$—	$2	$—
(a)	The service cost component of net periodic benefit cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income (Loss). The interest cost, expected return on plan assets, amortization of prior service credit, and amortization of actuarial loss components of net periodic benefit cost are presented as Other, non-operating (income) on the Condensed Consolidated Statements of Income (Loss).

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

During the three and six months ended June 30, 2022, we repurchased 502 thousand and 957 thousand outstanding shares of common stock in open market transactions at a net cost of $44 million and $83 million, respectively. During the three and six months ended June 30, 2021, we repurchased 107 thousand and 265 thousand outstanding shares of common stock in open market transactions at a net cost of $10 million and $24 million, respectively.

Share-based payments: The following table summarizes the components of Ingredion’s share-based compensation expense for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Stock options:
Pre-tax compensation expense	$1	$1	$2	$2
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	1	1	2	2

Restricted stock units ("RSUs"):
Pre-tax compensation expense	3	3	6	6
Income tax benefit	(1)	(1)	(1)	(1)
RSUs, net of income taxes	2	2	5	5

Performance shares and other share-based awards:
Pre-tax compensation expense	4	2	7	3
Income tax benefit	—	—	(1)	—
Performance shares and other share-based compensation expense, net of income taxes	4	2	6	3

Total share-based compensation:
Pre-tax compensation expense	8	6	15	11
Income tax benefit	(1)	(1)	(2)	(1)
Total share-based compensation expense, net of income taxes	$7	$5	$13	$10

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

Ingredion granted non-qualified options to purchase 281 thousand shares and 358 thousand shares for the first six months ended June 30, 2022 and 2021, respectively. The fair value of each option grant for the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the six months ended June 30, 2022 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	2,154	$90.39	5.26	$26
Granted	281	88.66
Exercised	(45)	59.12
Cancelled	(23)	104.71
Outstanding as of June 30, 2022	2,367	$90.65	5.42	$13
Exercisable as of June 30, 2022	1,795	$91.48	4.29	$12

For the six months ended June 30, 2022, cash received from the exercise of stock options was approximately $3 million. As of June 30, 2022, the unrecognized compensation cost related to non-vested stock options totaled $5 million, which is expected to be amortized over the weighted-average period of approximately 1.8 years.

Additional information pertaining to stock option activity is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share)	2022	2021	2022	2021
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$15.04	$12.31
Total intrinsic value of stock options exercised	$1	$1	$2	$6

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

The following table summarizes RSU activity in 2022:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2021	486	$88.34
Granted	203	88.86
Vested	(126)	91.28
Cancelled	(34)	86.85
Non-vested as of June 30, 2022	529	$87.94

As of June 30, 2022, the total remaining unrecognized compensation cost related to RSUs was $26 million, which will be amortized on a weighted-average basis over approximately 2.0 years.

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

For the 2022 performance shares awarded based on Ingredion’s total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on Ingredion’s total shareholder return as compared to the total shareholder return of its peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture and Compensation Committee of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the 2022 performance shares awarded based on Adjusted ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on Ingredion’s Adjusted ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture and Compensation Committee. Compensation expense is based on the market price of our common stock on the date of the grant and the final number of shares that ultimately vest. Ingredion will estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect Ingredion’s estimated Adjusted ROIC performance against the target. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.

For the six months ended June 30, 2022, Ingredion awarded 86 thousand performance shares at a weighted average fair value of $138.85 per share. As of June 30, 2022, the unrecognized compensation cost related to these awards was $14 million, which will be amortized over the remaining requisite service period of 2.1 years. The 2019 performance share awards, whose three-year performance period has ended, achieved a zero percent payout of granted performance shares. There were one thousand performance shares cancelled during 2022.

Accumulated Other Comprehensive Loss: The following is a summary of Accumulated other comprehensive loss for the six months ended June 30, 2022 and 2021:

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2021	$(903)	$48	$(42)	$(897)
Other comprehensive (loss) gain before reclassification adjustments	(81)	179	—	98
(Gain) reclassified from accumulated OCL	—	(128)	—	(128)
Tax (provision)	—	(13)	—	(13)
Net other comprehensive (loss) income	(81)	38	—	(43)
Balance, June 30, 2022	$(984)	$86	$(42)	$(940)

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2020	$(1,114)	$42	$(61)	$(1,133)
Other comprehensive (loss) gain before reclassification adjustments	(22)	176	—	154
(Gain) reclassified from accumulated OCL	—	(110)	—	(110)
Tax (provision)	—	(17)	—	(17)
Net other comprehensive (loss) income	(22)	49	—	27
Balance, June 30, 2021	$(1,136)	$91	$(61)	$(1,106)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity present the dividends per share for common stock for the periods indicated:

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						130
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.65/share)						(43)
Repurchases of common stock				(39)
Share-based compensation, net of issuance			2	9				(5)
Other comprehensive income (loss)					134		(2)
Balance, March 31, 2022	$—	$1	$1,160	$(1,091)	$(763)	$3,986	$19	$31	$71
Net income attributable to Ingredion						142
Net income attributable to non-controlling interests							2		1
Dividends declared, common stock ($0.65/share)						(43)
Dividends declared, non-controlling interests							(4)
Repurchases of common stock				(44)
Share-based compensation, net of issuance			2	2				6
Fair market value adjustment to non-controlling interests			(29)						29
Non-controlling interest purchases									(27)
Other comprehensive (loss)					(177)		(2)		(4)
Balance, June 30, 2022	$—	$1	$1,133	$(1,133)	$(940)	$4,085	$15	$37	$70

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net (loss) attributable to Ingredion						(246)
Net income (loss) attributable to non-controlling interests							4		(1)
Dividends declared, common stock ($0.64/share)						(44)
Repurchases of common stock				(14)
Share-based compensation, net of issuance			5	16				(9)
Other comprehensive (loss) income					(31)		1		1
Balance, March 31, 2021	$—	$1	$1,155	$(1,022)	$(1,164)	$3,667	$26	$21	$70
Net income attributable to Ingredion						178
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.64/share)						(43)
Dividends declared, non-controlling interests							(7)
Repurchases of common stock				(10)
Share-based compensation, net of issuance			(1)	3				7
Other comprehensive income					58
Balance, June 30, 2021	$—	$1	$1,154	$(1,029)	$(1,106)	$3,802	$22	$28	$70

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$142	66.4	$2.14	$178	67.2	$2.65

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.7			0.7
Diluted EPS	$142	67.1	$2.12	$178	67.9	$2.62

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$272	66.6	$4.08	$(68)	67.3	$(1.01)

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.7			—
Diluted EPS	$272	67.3	$4.04	$(68)	67.3	$(1.01)

Approximately 1.5 million and 1.4 million share-based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, approximately 1.4 million and 2.1 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

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

Presented below are Ingredion’s net sales to unaffiliated customers by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net sales to unaffiliated customers:
North America	$1,284	$1,068	$2,458	$2,013
South America	290	268	542	541
Asia-Pacific	275	248	547	483
EMEA	195	178	389	339
Total net sales	$2,044	$1,762	$3,936	$3,376

Presented below are Ingredion’s operating income by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating income:
North America	$161	$149	$317	$283
South America	39	33	77	73
Asia-Pacific	21	24	43	49
EMEA	29	32	60	63
Corporate	(35)	(30)	(69)	(59)
Subtotal	215	208	428	409
Acquisition/integration costs	—	3	(1)	2
Restructuring/impairment charges	(2)	(4)	(4)	(14)
Impairment on assets held for sale	—	—	—	(360)
Other matters	—	15	—	15
Total operating income	$213	$222	$423	$52

Presented below are Ingredion’s total assets by reportable segment as of June 30, 2022 and December 31, 2021:

	As of	As of
(in millions)	June 30, 2022	December 31, 2021
Assets:
North America (a)	$4,527	$4,203
South America	876	799
Asia-Pacific	1,374	1,403
EMEA	612	594
Total assets	$7,389	$6,999

For purposes of presentation, North America includes Corporate assets.

14. Supplementary Financial Statement Information

Accounts Receivable, Net

Accounts receivable, net are summarized as follows:

	As of	As of
(in millions)	June 30, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable — trade	$1,180	$950
Accounts receivable — other	232	193
Allowance for credit losses	(16)	(13)
Total accounts receivable	$1,396	$1,130

There were no significant contract assets or significant contract liabilities associated with our customers as of June 30, 2022 or December 31, 2021. Liabilities for volume discounts and incentives were also not significant as of June 30, 2022 or December 31, 2021.

Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	June 30, 2022	December 31, 2021
Finished and in process	$839	$688
Raw materials	424	380
Manufacturing supplies and other	140	104
Total inventories	$1,403	$1,172

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” the “Company” and “Ingredion” mean Ingredion Incorporated and its consolidated subsidiaries.

Overview

Ingredion is a leading global ingredients solutions provider that transforms corn, tapioca, potatoes, plant-based stevia, grains, fruits, gums and vegetables into value-added ingredients and biomaterials for the food, beverage, brewing and other industries. Our Purpose is to bring the potential of people, nature and technology together to make life better. As of June 30, 2022, we have 45 manufacturing facilities located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.

Ingredion has been navigating evolving global conditions that have varying impacts on our customers, suppliers, employees, operations and, ultimately, our profitability and cash flows. During the three months ended June 30, 2022, we continued to achieve strong price mix and higher volumes, which included increased prices for our products to manage the effects of increasing corn and freight costs. Although a portion of our revenues and costs are established with fixed-rate contracts, our ability to respond to changing customer demands, increasing inflation, fluctuating foreign exchange rates, and shifting supply chain channels were affected by a variety of factors, including the ongoing, global pandemic with new variants of the coronavirus disease 2019 (“COVID-19”) and the conflict between Russia and Ukraine.

Our results for the current period benefited from strong price mix and volume growth, which more than offset higher raw material input costs. Our net sales of $2,044 million for the second quarter of 2022 were over 16 percent higher than our net sales of $1,762 million for the second quarter of 2021 primarily due to higher volumes and stronger price mix, including the pass-through of higher corn costs. The net sales increase contributed to $23 million of higher gross profit during the current period when compared to the second quarter of 2021. Our operating income of $213 million for the second quarter of 2022 declined from operating income of $222 million for the second quarter of 2021. Excluding a one-time benefit of $15 million recorded during the second quarter of 2021 in other operating (income) related to Brazil indirect taxes, operating income increased during the current period. Net income attributable to Ingredion for the second quarter of 2022 was $142 million, or $2.12 diluted earnings per share, which was a decrease from $178 million, or $2.62 diluted earnings per share for the second quarter of 2021. Excluding the reversal of tax liabilities related to certain unremitted earnings from foreign subsidiaries during the second quarter of 2021 and the Brazil indirect taxes, our results for the current period reflected higher net income attributable to Ingredion as well as a higher diluted earnings per share.

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

We acquired KaTech on April 1, 2021, and the results of the acquired business are included in our consolidated financial results beginning on the acquisition date, which inclusion affects the comparability of results between years. In addition, we entered into the Argentina joint venture on February 12, 2021, which closed on August 2, 2021, and the Amyris joint venture on June 1, 2021. Our share of results in joint ventures is classified as other operating (income) and comparability between years and between financial statement line items is affected by the timing of and consideration provided to the investments. While we identify fluctuations due to the acquisitions in our discussion below, we also address results of operations excluding the impact of our acquisitions and investments, where appropriate, to provide a more comparable and meaningful analysis.

For the Three Months Ended June 30, 2022

With Comparatives for the Three Months Ended June 30, 2021

Net sales. Net sales increased 16 percent to $2,044 million for the three months ended June 30, 2022, compared to $1,762 million for the three months ended June 30, 2021. The increase in net sales was primarily driven by strong price mix, including the pass-through of higher corn and input costs.

Cost of sales. Cost of sales increased by 19 percent to $1,654 million for the three months ended June 30, 2022, compared to cost of sales of $1,395 million for the three months ended June 30, 2021. The increase in cost of sales primarily reflected higher net corn costs. Our gross profit margin of 19 percent for the three months ended June 30, 2022, decreased from 21 percent for the three months ended June 30, 2021. The decrease in gross margin was primarily driven by higher corn and input costs.

Operating expenses. Operating expenses increased 7 percent to $179 million for the three months ended June 30, 2022, compared to $167 million for the three months ended June 30, 2021, primarily due to higher inflationary costs. Operating expenses as a percentage of net sales was 9 percent for both the three months ended June 30, 2022, and the three months ended June 30, 2021.

Other operating (income). Other operating (income) decreased to $(4) million for the three months ended June 30, 2022, compared to $(26) million for the three months ended June 30, 2021. During the three months ended June 30, 2021, we recorded $(15) million of Other operating (income) related to Brazil indirect tax credits and an $(8) million net gain as part of the formation of the Amyris joint venture.

Restructuring and impairment charges. Restructuring and impairment charges were $2 million for the three months ended June 30, 2022, compared to $4 million for the three months ended June 30, 2021. These charges decreased due to the wind-down of our Cost Smart restructuring program.

Financing costs. Financing costs decreased 11 percent to $17 million for the three months ended June 30, 2022, compared to $19 million for the three months ended June 30, 2021. The decrease was primarily due to higher foreign exchange losses in the prior year compared to foreign exchange losses in the current year.

Provision for income taxes. Our effective income tax rates for the three months ended June 30, 2022 increased to 26.0 percent from 11.7 percent during the three months ended June 30, 2021. The increase in the effective income tax rate was primarily driven by a discrete tax benefit of $30 million during the three months ended June 30, 2021, due to the reversal of an accrual for withholding tax on the unremitted earnings of a foreign subsidiary.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests were $3 million for both the three months ended June 30, 2022, and the three months ended June 30, 2021.

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended June 30, 2022, was $142 million compared to a net income of $178 million for the three months ended June 30, 2021. During the three months ended June 30, 2021, we recorded several non-recurring items including: the $30 million discrete tax benefit, $15 million of income related to Brazil indirect tax credits and the $8 million net gain from the formation of the Amyris joint venture. Excluding these items, net income increased due to strong price mix, offset in part by higher corn and input costs.

Segment Results

North America

Net sales. North America’s net sales increased 20 percent to $1,284 million for the three months ended June 30, 2022, compared to $1,068 million for the three months ended June 30, 2021. The increase was primarily driven by a 19 percent improvement in price mix and a 1 percent increase in volume.

Operating income. North America’s operating income was $161 million for the three months ended June 30, 2022, compared to $149 million for the three months ended June 30, 2021. The increase was primarily due to favorable price mix and higher volumes that more than offset higher corn and input costs.

South America

Net sales. South America’s net sales increased 8 percent to $290 million for the three months ended June 30, 2022, from $268 million for the three months ended June 30, 2021. Excluding the effects of revenues from operations we contributed to the Argentina joint venture, net sales were 42 percent higher than in the same period last year. The increase reflected a 23 percent higher price mix across South America, a 15 percent increase in volume and a 4 percent favorable foreign exchange impact.

Operating income. South America’s operating income increased 18 percent to $39 million for the three months ended June 30, 2022, compared to $33 million for the three months ended June 30, 2021. The increase was primarily driven by favorable price mix which more than offset higher corn and input costs.

Asia-Pacific

Net sales. Asia-Pacific’s net sales increased 11 percent to $275 million for the three months ended June 30, 2022, compared to $248 million for the three months ended June 30, 2021. The increase was driven by a 15 percent higher price mix and a 4 percent increase in volume, the effects of which were partially offset by unfavorable foreign exchange impacts of 8 percent.

Operating income. Asia-Pacific’s operating income decreased 13 percent to $21 million for the three months ended June 30, 2022, compared to $24 million for the three months ended June 30, 2021. The decrease was driven by higher corn and input costs in Korea, COVID-19 disruptions in China and foreign currency headwinds.

EMEA

Net sales. EMEA’s net sales increased by 10 percent to $195 million for the three months ended June 30, 2022, compared to $178 million for the three months ended June 30, 2021. Despite unfavorable foreign exchange impacts of 14 percent, the increase was driven by a 20 percent higher price mix and a volume increase of 4 percent.

Operating income. EMEA’s operating income decreased 9 percent to $29 million for the three months ended June 30, 2022, compared to $32 million for the three months ended June 30, 2021. Favorability in Europe was more than offset by unfavorable Pakistan results and foreign exchange headwinds across the region.

For the Six Months Ended June 30, 2022

With Comparatives for the Six Months Ended June 30, 2021

Net sales. Net sales increased 17 percent to $3,936 million for the six months ended June 30, 2022, compared to $3,376 million for the six months ended June 30, 2021. The increase in net sales was driven by strong price mix, including the pass through of higher corn and input costs.

Cost of sales. Cost of sales increased by 19 percent to $3,167 million for the six months ended June 30, 2022, compared to cost of sales of $2,658 million for the six months ended June 30, 2021. The increase in cost of sales primarily reflected higher net corn costs. Our gross profit margin of 20 percent for the six months ended June 30, 2022 decreased from 21 percent for the six months ended June 30, 2021. The decrease in gross margin was primarily driven by higher corn and input costs.

Operating expenses. Operating expenses increased 9 percent to $348 million for the six months ended June 30, 2022, compared to $320 million for the six months ended June 30, 2021, primarily due to higher inflationary costs. Operating expenses as a percentage of net sales were approximately 9 percent for both the six months ended June 30, 2022, and the six months ended June 30, 2021.

Other operating (income). Other operating (income) decreased to $(6) million for the six months ended June 30, 2022, compared to $(28) million for the six months ended June 30, 2021. During the six months ended June 30, 2021, we recorded $(15) million of Other operating (income) related to Brazil indirect tax credits and an $(8) million net gain from the formation of the Amyris joint venture.

Restructuring and impairment charges. Restructuring and impairment charges were $4 million for the six months ended June 30, 2022, compared to $374 million for the six months ended June 30, 2021. The charges we incurred for the six months ended June 30, 2021 were primarily driven by an impairment charge of $360 million for net assets from our Argentina business we contributed to the Argentina joint venture, of which $311 million was related to the write-off of the cumulative translation losses associated with the contributed net assets and $49 million was related to the write-down of the contributed net assets to fair value.

Financing costs. Financing costs increased 8 percent to $41 million for the six months ended June 30, 2022, compared to $38 million for the six months ended June 30, 2021. The increase was primarily due to higher foreign exchange losses in the current year compared to the prior year. Third party financing costs were flat due to a higher average debt balance and lower weighted average interest rate during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Provision for income taxes. The effective tax rate for the six months ended June 30, 2022, decreased to 27.4 percent from 464.7 percent for the six months ended June 30, 2021. The primary cause of the decrease in the effective tax rate was the $360 million impairment charge related to net assets contributed to the Argentina joint venture during the three months ended March 31, 2021, that did not have a corresponding income tax benefit. The effect of this charge was partially offset by a discrete tax benefit of $30 million during the three months ended June 30, 2021, due to the reversal of an accrual for withholding tax on the unremitted earnings of a foreign subsidiary.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $6 million for both the six months ended June 30, 2022, and the six months ended June 30, 2021.

Net Income attributable to Ingredion. Net income attributable to Ingredion for the six months ended June 30, 2022, was $272 million compared to a net loss of $(68) million for the six months ended June 30, 2021. The net loss in the prior year period was largely attributable to the $360 million impairment charge for the Argentina assets contributed to the Argentina joint venture that we recorded in the six months ended June 30, 2021.

Segment Results

North America

Net sales. North America’s net sales increased 22 percent to $2,458 million for the six months ended June 30, 2022, compared to $2,013 million for the six months ended June 30, 2021. The increase was primarily driven by a 20 percent improvement in price mix and a 2 percent increase in volume.

Operating income. North America’s operating income was $317 million for the six months ended June 30, 2022, compared to $283 million for the six months ended June 30, 2021. The increase was driven by favorable price mix and higher volumes that more than offset higher corn and input costs.

South America

Net sales. South America’s net sales increased by $1 million to $542 million for the six months ended June 30, 2022, from $541 million for the six months ended June 30, 2021. Excluding the effects of revenues from operations we contributed to the Argentina joint venture, net sales were 32 percent higher than in the same period last year. The increase reflected 24 percent higher price mix across South America, a 6 percent increase in volume and a 2 percent favorable foreign exchange impact.

Operating income. South America’s operating income increased 5 percent to $77 million for the six months ended June 30, 2022, compared to $73 million for the six months ended June 30, 2021. The increase was primarily driven by favorable price mix which more than offset higher corn and input costs.

Asia-Pacific

Net sales. Asia-Pacific’s net sales increased 13 percent to $547 million for the six months ended June 30, 2022, compared to $483 million for the six months ended June 30, 2021. The increase was driven by an 11 percent higher price mix and an increase in volume of 8 percent, partially offset by unfavorable foreign exchange impacts of 6 percent.

Operating income. Asia-Pacific’s operating income decreased 12 percent to $43 million for the six months ended June 30, 2022, compared to $49 million for the six months ended June 30, 2021. The decrease was driven by higher corn and input costs in Korea, COVID-19 disruptions in China and foreign currency headwinds.

EMEA

Net sales. EMEA’s net sales increased by 15 percent to $389 million for the six months ended June 30, 2022, compared to $339 million for the six months ended June 30, 2021. Despite unfavorable foreign exchange impacts of 11 percent, the increase was driven by a 19 percent higher price mix and an increase in volume of 7 percent, partially due to the purchase of KaTech on April 1, 2021.

Operating income. EMEA’s operating income decreased 5 percent to $60 million for the six months ended June 30, 2022, compared to $63 million for the six months ended June 30, 2022. Favorability in Europe was more than offset by unfavorable Pakistan results and foreign exchange headwinds across the region.

Liquidity and Capital Resources

As of June 30, 2022, we had total available liquidity of approximately $1,484 million. Domestic liquidity of $452 million consisted of $10 million in cash and cash equivalents and $442 million of short-term borrowing availability through our $1 billion commercial paper program, under which $558 million of borrowings were outstanding as of June 30, 2022. The commercial paper program, which we initiated on July 27, 2021, is backed by $1 billion of borrowing availability under a five-year revolving credit agreement that we entered into on June 30, 2021.

We had international liquidity as of June 30, 2022 of approximately $1,032 million, consisting of $308 million of cash and cash equivalents and $4 million of short-term investments held by our operations outside the U.S., as well as $720 million of unused operating lines of credit in the various foreign countries in which we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries, which totaled $66 million as of June 30, 2022. We believe that such consolidated subsidiaries will be able to meet their financial obligations as they become due.

As of June 30, 2022, we had total debt outstanding of approximately $2.4 billion, or $1.7 billion excluding the outstanding commercial paper and other short-term borrowings. Of our outstanding debt, $1.7 billion consists of senior notes that do not require principal repayment until 2026 through 2050. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

The principal source of our liquidity is our internally generated cash flow, which we supplement as necessary with our ability to borrow under our credit facilities and commercial paper program and to raise funds in the capital markets. We currently expect that our available cash balances, future cash flow from operations, access to debt markets and borrowing capacity under our revolving credit facility and commercial paper program, will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other investing and financing activities for at least the next twelve months and for the foreseeable future thereafter. Our future cash flow needs will depend on many factors, including our rate of revenue growth, the timing and extent of our expansion into new markets, the timing of introductions of and rate of success for new products, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our new products and general economic and market conditions. We may need to raise additional capital or incur indebtedness to fund our needs for less predictable strategic initiatives, such as acquisitions.

Net Cash Flows

Our short-term borrowing increased $344 million, which we primarily used to invest in capital expenditures and mechanical stores purchase, pay dividends, repurchase shares of common stock and fund operating activities. Our cash used by operating activities was $4 million during the first half of 2022 as compared to cash provided by operating activities of $129 million during the first half of 2021. This decrease was primarily due to changes in working capital of $459 million through the first half of 2022, which were primarily attributable to increases in trade accounts receivable and inventory. Working capital for trade accounts receivable increased due to higher pricing and higher freight costs for products sold during the first half of 2022. Working capital for inventory increased due primarily to higher input costs from raw materials during the first half of 2022.

We used $144 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities in the first half of 2022, as compared to $117 million that we paid in the first half of 2021 for capital expenditures and mechanical stores. Capital investments for full year 2022 are anticipated to be between $290 million and $320 million.

We declare and pay cash dividends to our common stockholders of record on a quarterly basis. On May 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock. This dividend was paid on July 26, 2022, to stockholders of record at the close of business on July 1, 2022. Dividends paid, including those to noncontrolling interests, were $90 million for the first half of 2022, compared to $93 million for the first half of 2021.

During the three months ended June 30, 2022, we repurchased 502 thousand outstanding shares of common stock in open market transactions at a net cost of $44 million, as compared to repurchases of 107 thousand outstanding shares of common stock at a net cost of $10 million in the three months ended June 30, 2021. For the six months ended June 30, 2022, we repurchased 957 thousand outstanding shares of common stock in open market transactions at a net cost of $83 million, as compared to repurchases of 265 thousand outstanding shares of common stock at a net cost of $24 million for the six months ended June 30, 2021.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates during the first half of 2022.

New Accounting Pronouncements

The information called for by this section is incorporated herein by reference to Note 2 of the Condensed Consolidated Financial Statements included in this report.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Ingredion intends these forward-looking statements to be covered by the safe harbor provisions for such statements.

Forward-looking statements include, among others, any statements regarding Ingredion’s prospects and its future operations, financial condition, earnings, net sales, tax rates, capital expenditures, cash flows, expenses or other financial items, including management’s plans or strategies and objectives for any of the foregoing, and any assumptions, expectations or beliefs underlying any of the foregoing.

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

These statements are based on current circumstances or expectations, but are subject to certain inherent risks and uncertainties, many of which are difficult to predict and beyond our control. Although we believe our expectations expressed or implied in these forward-looking statements are based on reasonable assumptions, investors are cautioned that no assurance can be given that our expectations will prove correct.

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various risks and uncertainties, including the impact of COVID-19 on the demand for our products and our financial results; changing consumption preferences relating to high fructose corn syrup and other products we make; the effects of global economic conditions and the general political, economic, business, and market conditions that affect customers and consumers in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products, including, particularly, economic, currency and political conditions in South America and economic and political conditions in Europe, and the impact these factors may have on our sales volumes, the pricing of our products and our ability to collect our receivables from customers; future purchases of our products by major industries which we serve and from which we derive a significant portion of our sales, including, without limitation, the food, beverage, animal nutrition, and brewing industries; the uncertainty of acceptance of products developed through genetic modification and biotechnology; our ability to develop or acquire new products and services at rates or of qualities sufficient to gain market acceptance; increased competitive and/or customer pressure in the corn-refining industry and related industries, including with respect to the markets and prices for our primary products and our co-products, particularly corn oil; the availability of raw materials, including potato starch, tapioca, gum Arabic, and the specific varieties of corn upon which some of our products are based, and our ability to pass along potential increases in the cost of corn or other raw materials to customers; energy costs and availability, including energy issues in Pakistan; our ability to contain costs, achieve budgets and realize expected synergies, including with respect to our ability to complete planned maintenance and investment projects on time and on budget as well as with respect to freight and shipping costs; the effects of climate change and legal, regulatory, and market measures to address climate change; our ability to successfully identify and complete acquisitions or strategic alliances on favorable terms as well as our ability to successfully integrate acquired businesses or implement and maintain strategic alliances and achieve anticipated synergies with respect to all of the foregoing; operating difficulties at our manufacturing facilities; the behavior of financial and capital markets, including with respect to foreign currency fluctuations, fluctuations in interest and exchange rates and market volatility and the associated risks of hedging against such fluctuations; effects of the conflict between Russia and Ukraine, including impacts on the availability and prices of raw materials and energy supplies and volatility in exchange and interest rates; our ability to attract, develop, motivate, and maintain good relationships with our workforce; the impact on our business of natural disasters, war, threats or acts of terrorism, the outbreak or continuation of pandemics such as COVID-19, or the occurrence of other significant events beyond our control; the impact of impairment charges on our goodwill or long-lived assets; changes in government policy, law, or regulation and costs of legal compliance, including compliance with environmental regulation; changes in our tax rates or exposure to additional income tax liability; increases in our borrowing costs that could result from increased interest rates; our ability to raise funds at reasonable rates and other factors affecting our access to sufficient funds for future growth and expansion; security breaches with respect to information technology systems, processes, and sites; volatility in the stock market and other factors that could adversely affect our stock price; risks affecting the continuation of our dividend policy; and our ability to maintain effective internal control over financial reporting.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 41 to 43 in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those disclosures during the six months ended June 30, 2022.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A

RISK FACTORS

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. During 2022, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

The following table presents information regarding our repurchase of shares of our common stock during the three months ended June 30, 2022.

				Maximum Number
			Total Number of	(or Approximate
	Total	Average	Shares Purchased as	Dollar Value) of
	Number	Price	Part of Publicly	Shares That May Yet
	of Shares	Paid	Announced Plans or	be Purchased Under
(shares in thousands)	Purchased	per Share	Programs	the Plans or Programs
April 1 - April 30, 2022	167,171	88.51	167,171	4,468 shares
May 1 - May 30, 2022	60,000	86.66	60,000	4,408 shares
June 1 - June 30, 2022	275,000	87.01	275,000	4,133 shares
Total	502,171	86.50	502,171

On October 22, 2018, the Board of Directors authorized a stock repurchase program permitting us to purchase up to an additional 8.0 million shares of our outstanding common stock from November 5, 2018 through December 31, 2023. As of June 30, 2022, we have 4.1 million shares available for repurchase under the stock repurchase program.

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

INGREDION INCORPORATED

DATE:	August 9, 2022	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	August 9, 2022	By	/s/ Davida M. Gable
Davida M. Gable Vice President, Global Controller and Global Shared Services