Form 10-Q
period 2022-09-30
Ingredion Inc
filed 2022-11-07
CIK 1046257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2022
Common Stock, $.01 par value	65,555,317 shares

INGREDION INCORPORATED

FORM 10-Q

Ingredion Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net sales	$2,023	$1,763	$5,959	$5,139
Cost of sales	1,649	1,440	4,816	4,098
Gross profit	374	323	1,143	1,041

Operating expenses	180	164	528	484
Other operating expense (income)	10	(1)	4	(29)
Restructuring/impairment charges and related adjustments	2	(12)	6	362

Operating income	182	172	605	224

Financing costs	24	20	65	58
Other non-operating (income)	(3)	(1)	(4)	(4)

Income before income taxes	161	153	544	170
Provision for income taxes	52	34	157	113
Net income	109	119	387	57
Less: Net income attributable to non-controlling interests	3	1	9	7
Net income attributable to Ingredion	$106	$118	$378	$50

Weighted average common shares outstanding:
Basic	65.8	67.0	66.4	67.2
Diluted	66.6	67.6	67.1	67.8

Earnings per common share of Ingredion:
Basic	$1.61	$1.76	$5.69	$0.74
Diluted	$1.59	$1.75	$5.63	$0.74

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net income	$109	$119	$387	$57
Other comprehensive income:
Gains on cash flow hedges, net of income tax effect of $19, $9, $66 and $56, respectively	56	26	188	155
(Gains) on cash flow hedges reclassified to earnings, net of income tax effect of $18, $15, $52 and $45, respectively	(55)	(45)	(149)	(125)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $ —	1	—	1	—
Currency translation adjustment	(114)	248	(195)	226
Comprehensive (loss) income	(3)	348	232	313
Less: Comprehensive (loss) income attributable to non-controlling interests	(2)	(2)	(4)	6
Comprehensive (loss) income attributable to Ingredion	$(1)	$350	$236	$307

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except share and per share amounts)	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$294	$328
Short-term investments	4	4
Accounts receivable, net	1,406	1,130
Inventories	1,500	1,172
Prepaid expenses	64	63
Total current assets	3,268	2,697

Property, plant and equipment, net of accumulated depreciation of $3,256 and $3,232, respectively	2,308	2,423
Intangible assets, net of accumulated amortization of $264 and $253, respectively	1,286	1,348
Other assets	541	531
Total assets	$7,403	$6,999

Liabilities and equity
Current liabilities:
Short-term borrowings	$709	$308
Accounts payable and accrued liabilities	1,240	1,204
Total current liabilities	1,949	1,512

Long-term debt	1,739	1,738
Other non-current liabilities	536	524
Total liabilities	4,224	3,774

Share-based payments subject to redemption	43	36
Redeemable non-controlling interests	56	71

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	1,133	1,158
Less: Treasury stock (common stock: 12,258,900 and 11,154,203 shares at September 30, 2022 and December 31, 2021, respectively) at cost	(1,159)	(1,061)
Accumulated other comprehensive loss	(1,052)	(897)
Retained earnings	4,143	3,899
Total Ingredion stockholders’ equity	3,066	3,100
Non-redeemable non-controlling interests	14	18
Total equity	3,080	3,118
Total liabilities and equity	$7,403	$6,999

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Statements of Equity and Redeemable Equity

(Unaudited)

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						378
Net income attributable to non-controlling interests							7		2
Dividends declared						(134)	(4)
Repurchases of common stock, net				(112)
Share-based compensation, net of issuance			4	14				7
Fair market value adjustment to non-controlling interests			(29)						29
Non-controlling interest purchases									(40)
Other comprehensive (loss)					(155)		(7)		(6)
Balance, September 30, 2022	$—	$1	$1,133	$(1,159)	$(1,052)	$4,143	$14	$43	$56

	Total Equity
							Non-
							Redeemable	Share-based	Redeemable
			Additional		Accumulated Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net income attributable to Ingredion						50
Net income (loss) attributable to non-controlling interests							10		(3)
Dividends declared						(130)	(10)
Repurchases of common stock, net				(68)
Share-based compensation, net of issuance			5	20				2
Other comprehensive income (loss)					256		(2)		1
Balance, September 30, 2021	$—	$1	$1,155	$(1,072)	$(877)	$3,877	$19	$32	$68

See Notes to Condensed Consolidated Financial Statements

Ingredion Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Cash provided by operating activities
Net income	$387	$57
Non-cash charges to net income:
Depreciation and amortization	160	155
Mechanical stores expense	42	40
Impairment on disposition of assets	—	340
Deferred income taxes	(3)	(25)
Other non-cash charges	41	4
Changes in working capital:
Accounts receivable and prepaid expenses	(276)	(126)
Inventories	(401)	(226)
Accounts payable and accrued liabilities	99	94
Margin accounts	(11)	(34)
Other	42	(20)
Cash provided by operating activities	80	259

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(203)	(203)
Proceeds from disposal of manufacturing facilities and properties	7	17
Payments for acquisitions, net of cash acquired of $ - and $2, respectively	(7)	(40)
Other	1	(12)
Cash used for investing activities	(202)	(238)

Cash provided by (used for) financing activities
Proceeds from borrowings	376	804
Payments on debt	(342)	(1,194)
Commercial paper borrowings, net	372	350
Repurchases of common stock, net	(112)	(68)
Purchases of non-controlling interests	(40)	—
Issuances of common stock for share-based compensation, net of settlements	1	10
Dividends paid, including to non-controlling interests	(133)	(138)
Cash provided by (used for) financing activities	122	(236)

Effects of foreign exchange rate changes on cash	(34)	(16)

Decrease in cash and cash equivalents	(34)	(231)

Cash and cash equivalents, beginning of period	328	665

Cash and cash equivalents, end of period	$294	$434

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

The unaudited Condensed Consolidated Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 included herein were prepared by management on the same basis as Ingredion’s audited Consolidated Financial Statements for the year ended December 31, 2021 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive (Loss) Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.

2. Summary of Significant Accounting Standards and Policies

For detailed information about Ingredion’s significant accounting standards and policies, see Note 1 of the Notes to the Consolidated Financial Statements included in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our significant accounting standards and policies for the three and nine months ended September 30, 2022.

New Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. This update is not expected to have a material impact on Ingredion’s Condensed Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments require buyers to disclose information about supplier finance programs that is sufficient to allow financial statement users to understand their nature, activity during the period, changes from period to period and potential magnitude. The amendments in this update are effective for annual periods beginning after December 15, 2022. We are currently evaluating the impact of this update to our Condensed Consolidated Financial Statements.

3. Acquisitions

PureCircle Non-Controlling Interests

During the three and nine months ended September 30, 2022, Ingredion purchased shares from minority shareholders in PureCircle Limited (“PureCircle”) for $13 million and $40 million, respectively. These purchases increased our ownership percentage in PureCircle from 75 percent as of December 31, 2021, to 85 percent as of September 30, 2022.

Other Acquisitions

On August 1, 2022, Ingredion acquired Amishi Drugs and Chemicals Private Limited (“Amishi”) for $7 million, which added $2 million of goodwill and intangible assets to our Condensed Consolidated Financial Statements. Amishi is an Indian manufacturer of chemically modified starch-based pharmaceutical excipients. Beginning at the acquisition date, our Condensed Consolidated Financial Statements reflect the preliminary effects of the acquisition and Amishi’s financial results, which we report in our Asia-Pacific reportable business segment.

On April 1, 2021, Ingredion acquired KaTech, a privately held company headquartered in Germany. KaTech provides advanced texture and stabilization solutions to the food and beverage industry. To complete the closing, Ingredion made a total cash payment of $40 million, net of cash acquired, which we funded from cash on hand. The acquisition added $26 million of goodwill and intangible assets, as well as $14 million of tangible assets, to our Condensed Consolidated Financial Statements. Beginning at the acquisition date, our Condensed Consolidated Financial Statements reflect the effects of the acquisition and KaTech’s financial results, which we report in our Europe, Middle East and Africa (“EMEA”) reportable business segment.

4. Intangible Assets

Goodwill ($883 million and $914 million at September 30, 2022, and December 31, 2021, respectively) represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Ingredion also had indefinite-lived intangible assets of $143 million at each of September 30, 2022, and December 31, 2021.

The original carrying value of goodwill and accumulated impairment charges by reportable business segment at September 30, 2022, are as follows:

	North	South	Asia-
(in millions)	America	America	Pacific	EMEA	Total
Goodwill before impairment charges	$624	$48	$323	$74	$1,069
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at January 1, 2022	623	15	202	74	914
Acquisitions	—	—	2	4	6
Currency translation	(1)	1	(25)	(12)	(37)
Balance at September 30, 2022	$622	$16	$179	$66	$883

The following table summarizes the balances of Ingredion’s indefinite-lived intangible assets at the dates presented:

(in millions)	As of September 30, 2022	As of December 31, 2021
Trademarks/tradenames (indefinite-lived)	$143	$143

Ingredion assesses goodwill and indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise). Based on the results of our assessment as of July 1, 2022, there were no impairments in our goodwill or indefinite-lived intangible assets.

5. Investments

Investments consisted of the following as of the dates indicated:

(in millions)	September 30, 2022	December 31, 2021
Equity investments	$23	$16
Equity method investments	109	104
Marketable securities	4	12
Total investments	$136	$132

Amyris Joint Venture

On June 1, 2021, Ingredion entered into an agreement with Amyris, Inc. (“Amyris”) for certain exclusive commercialization rights to Amyris’s rebaudioside M by fermentation product, the exclusive licensing of the product’s manufacturing technology and a 31 percent ownership stake in a joint venture for the products (the “Amyris joint venture”). In exchange, we contributed $28 million of total consideration, which included $10 million of cash, as well as non-exclusive intellectual property licenses and other consideration valued at $18 million. The transaction resulted in an

$8 million gain recorded in Other operating (income) during the nine months ended September 30, 2021, which included $18 million related to the non-exclusive intellectual property licenses, partly offset by the $10 million cash payment. Beginning on June 1, 2021, Ingredion began accounting for the investment under the equity method.

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

Beginning on the dates Ingredion entered into the agreements for equity method investees, our share of income from them is included in Other operating (income). Ingredion incurred an insignificant amount of pre-tax acquisition and integration costs during the three and nine months ended September 30, 2022, related to our investments in the Amyris and Argentina joint ventures. Ingredion incurred $3 million of pre-tax acquisition costs to acquire the Argentina joint venture investment during the three months ended September 30, 2021, and $4 million of pre-tax gains, consisting of the $8 million gain related to the Amyris joint venture, partially offset by $4 million of acquisition costs to acquire the Argentina and Amyris joint ventures during the nine months ended September 30, 2021.

6. Restructuring and Impairment Charges

For the three and nine months ended September 30, 2022, Ingredion recorded an insignificant amount and $4 million of pre-tax restructuring-related charges, respectively. For the three and nine months ended September 30, 2021, Ingredion recorded $12 million of net pre-tax restructuring and impairment income and $362 million of pre-tax restructuring and impairment charges, respectively.

Restructuring Charges

For the three months ended September 30, 2022, we recorded an insignificant amount of pre-tax restructuring-related charges. For the nine months ended September 30, 2022, we recorded $4 million of pre-tax restructuring-related charges, which included $3 million of costs associated with our Cost Smart selling, general and administrative expense (“SG&A”) program and $1 million of costs as part of our Cost Smart Cost of sales program.

For the three months ended September 30, 2021, we recorded $8 million of pre-tax restructuring-related charges. These costs included $4 million of costs associated with our Cost Smart SG&A program and $3 million of restructuring-related charges as a part of our Cost Smart Cost of sales program. We also recorded $1 million of restructuring charges related to disposition of the assets contributed to the Argentina joint venture.

For the nine months ended September 30, 2021, we recorded $22 million of pre-tax net restructuring-related charges, consisting of $13 million of costs associated with our Cost Smart SG&A program and $11 million of costs as part of our Cost Smart Cost of sales program. The Cost Smart Cost of sales program charges were partly offset by a $5 million gain on the sale of the Stockton, California land and building. We also recorded $3 million of restructuring charges related to disposition of the assets contributed to the Argentina joint venture.

A summary of Ingredion’s severance accrual at September 30, 2022, which we expect to fully pay in 2022, is as follows (in millions):

Balance in severance accrual as of December 31, 2021	$3
Payments made to terminated employees	(2)
Balance in severance accrual as of September 30, 2022	$1

Impairment Charges

At the announcement of our agreement to invest in the Argentina joint venture during the three months ended March 31, 2021, we reclassified assets and liabilities we expected to contribute to the joint venture as held for sale in Other assets in the Condensed Consolidated Balance Sheets and recorded an impairment charge of $360 million based on our preliminary estimates of their fair value. Upon completion of the transaction, we disposed of the assets and liabilities from our Argentina, Chile and Uruguay operations, which were previously accounted for as held for sale, and transferred them to the Argentina joint venture in exchange for an equity share in the venture. We accounted for our share of the venture as an equity method investment as discussed in Note 5. Upon disposal, we valued the assets and liabilities transferred at fair value. This resulted in a $20 million favorable adjustment to the estimated impairment charge during the three months ended September 30, 2021. The total net impairment charge was $340 million for the nine months ended September 30, 2021, of which $311 million was related to the write-off of the cumulative translation losses associated with the contributed net assets and $29 million was related to the write-down of the contributed net assets to fair value. We recorded the impairment within Restructuring/impairment charges and related adjustments in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2021.

7. Derivative Instruments and Hedging Activities

Ingredion is exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign currency exchange rates and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering various hedging transactions authorized under established policies that place controls on these activities. These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties. We have no collateral to counterparties under collateral funding arrangements as of September 30, 2022. Derivative financial instruments used by Ingredion consist primarily of commodity-related futures, options and swap contracts, foreign currency-related forward contracts, interest rate swaps and treasury locks (“T-Locks”).

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

For certain corn derivative instruments that are not designated as cash flow hedging instruments for accounting purposes, all realized and unrealized gains and losses from these instruments are recognized in cost of sales during each accounting period. We enter these derivative instruments to further mitigate commodity and basis price risks related to anticipated purchases of corn. During the three and nine months ended September 30, 2022, Ingredion recognized a $3 million gain and $2 million gain, respectively, on non-designated commodity contracts. During the three and nine months ended September 30, 2021, Ingredion recognized an insignificant gain and a $1 million loss, respectively, on non-designated commodity contracts.

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

Ingredion had outstanding futures and option contracts that hedged the forecasted purchase of approximately 76 million and 135 million bushels of corn as of September 30, 2022 and December 31. 2021, respectively. Ingredion also had outstanding swap contracts that hedged the forecasted purchase of approximately 30 million and 35 million mmbtus of natural gas as of September 30, 2022 and December 31, 2021, respectively.

Foreign currency hedging: Due to our global operations, including operations in many emerging markets, Ingredion is exposed to fluctuations in foreign currency exchange rates. As a result, Ingredion has exposure to translational foreign-exchange risk when the results of its foreign operations are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency are revalued. Ingredion’s foreign-exchange risk management strategy uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage its transactional foreign exchange risk. Ingredion enters into foreign currency derivative instruments that are designated as cash flow hedging instruments as well as instruments not designated as hedging instruments for accounting purposes in order to mitigate transactional foreign-exchange risk. Gains and losses from derivative financial instruments not designated as hedging instruments for accounting purposes are marked to market in earnings during each accounting period.

Ingredion hedges certain assets using foreign currency derivatives not designated as hedging instruments for accounting purposes, which had a notional value of $441 million and $360 million as of September 30, 2022 and December 31, 2021, respectively. Ingredion also hedges certain liabilities using foreign currency derivatives not designated as hedging instruments for accounting purposes, which had a notional value of $282 million and $205 million as of September 30, 2022 and December 31 2021, respectively.

Ingredion hedges certain assets using foreign currency derivative instruments that are designated as cash flow hedging instruments for accounting purposes, which had a notional value of $782 million and $505 million as of September 30, 2022 and December 31, 2021, respectively. Ingredion also hedges certain liability positions using foreign currency derivative instruments that are designated as cash flow hedging instruments for accounting purposes, which had a notional value of $914 million and $708 million as of September 30, 2022 and December 31, 2021, respectively.

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

Ingredion periodically enters into interest rate swaps to hedge its exposure to interest rate changes under its senior notes. The changes in fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in earnings. These amounts offset the gains or losses (the changes in fair value) of the hedged debt instruments that are attributable to changes in interest rates (the hedged risk), which are also recognized in earnings. Ingredion did not have any outstanding interest rate swaps as of September 30, 2022 or December 31, 2021.

Ingredion periodically enters into T-Locks to hedge its exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCL until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. During 2020, Ingredion entered into and settled T-Locks associated with the issuance of senior notes due in 2030 and 2050. The realized loss upon settlement of the T-Locks was recorded in AOCL and is amortized into earnings over the term of the senior notes. Ingredion did not have outstanding T-Locks as of September 30, 2022 and December 31, 2021.

The derivative instruments designated as cash flow hedges included in AOCL as of September 30, 2022 and December 31, 2021 are reflected below:

	Amount of Gains
Derivatives in Cash Flow Hedging Relationships	(Losses) included in AOCL
(in millions)	September 30, 2022	December 31, 2021
Commodity contracts, net of income tax effect of $29 and $19, respectively	$84	$51
Foreign currency contracts, net of income tax effect of $4 and $ -, respectively	6	—
Interest rate contracts, net of income tax effect of $1	(3)	(3)
Total	$87	$48

The fair value and balance sheet location of the Ingredion’s derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of September 30, 2022 (in millions)
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$82	$27	$109	$3	$30	$33
Other assets	7	19	26	—	—	—
Assets	89	46	135	3	30	33
Accounts payable and accrued liabilities	13	20	33	1	10	11
Non-current liabilities	1	18	19	—	—	—
Liabilities	14	38	52	1	10	11
Net Assets/(Liabilities)	$75	$8	$83	$2	$20	$22

	Fair Value of Hedging Instruments as of December 31, 2021 (in millions)
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$45	$9	$54	$4	$3	$7
Other assets	7	6	13	—	—	—
Assets	52	15	67	4	3	7
Accounts payable and accrued liabilities	5	12	17	2	4	6
Non-current liabilities	2	6	8	—	1	1
Liabilities	7	18	25	2	5	7
Net Assets/(Liabilities)	$45	$(3)	$42	$2	$(2)	$—

Additional information relating to the Ingredion’s derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in AOCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Three Months Ended September 30,		Income Statement	Three Months Ended September 30,
(in millions)	2022	2021	Location	2022	2021
Commodity contracts	$72	$36	Cost of sales	$72	$62
Foreign currency contracts	3	(1)	Net sales/Cost of sales	1	(2)
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$75	$35		$73	$60

Derivatives in Cash-Flow	Gains (Losses) Recognized in AOCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Nine Months Ended September 30,		Income Statement	Nine Months Ended September 30,
(in millions)	2022	2021	Location	2022	2021
Commodity contracts	$240	$212	Cost of sales	$197	$171
Foreign currency contracts	14	(1)	Net sales/Cost of sales	4	(1)
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$254	$211		$201	$170

As of September 30, 2022, AOCL included $86 million of net gains (net of income taxes of $32 million) on commodities-related derivatives instruments, foreign currency hedges, and T-Locks designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

8. Fair Value Measurements

We measure certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches. The hierarchy of those valuation approaches is in three levels based on the reliability of inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Below is a summary of the hierarchy levels:

●	Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument. Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data.

●	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of September 30, 2022				As of December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available for sale securities	$4	$4	$—	$—	$12	$12	$—	$—
Derivative assets	168	110	58	—	74	49	25	—
Derivative liabilities	63	58	5	—	32	22	10	—
Long-term debt	1,523	—	1,523	—	1,957	—	1,957	—

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

9. Financing Arrangements

Presented below are Ingredion’s debt carrying amounts, net of related discounts, premiums, and debt issuance costs as of September 30, 2022 and December 31, 2021:

	As of	As of
(in millions)	September 30, 2022	December 31, 2021
2.900% senior notes due June 1, 2030	$595	$595
3.200% senior notes due October 1, 2026	498	498
3.900% senior notes due June 1, 2050	390	390
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	3	2
Total long-term debt	1,739	1,738
Commercial paper	622	250
Other short-term borrowings	87	58
Total short-term borrowings	709	308
Total debt	$2,448	$2,046

On July 27, 2021, Ingredion established a commercial paper program under which Ingredion may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. Ingredion intends to use the note proceeds for general corporate purposes. During the nine months ended September 30, 2022, the average amount of commercial paper outstanding was $489 million with an average interest rate of 1.50 percent and a weighted average maturity of 18 days. From the inception of the program until September 30, 2021, the average amount of commercial paper outstanding was $401 million with an average interest rate of 0.23 percent and a weighted average maturity of 37 days. As of September 30, 2022, $622 million of commercial paper was outstanding with an average interest rate of 3.50 percent and a weighted average maturity of 16 days. As of December 31, 2021, $250 million of commercial paper was outstanding with an average interest rate of 0.35 percent and a weighted average maturity of 40 days. The amount of commercial paper outstanding under this program in 2022 is expected to fluctuate.

Other short-term borrowings as of September 30, 2022 and December 31, 2021, primarily include amounts outstanding under various unsecured local country operating lines of credit.

10. Commitments and Contingencies

In May 2021, the Brazilian Supreme Court (“Court”) issued its ruling related to the calculation of certain indirect taxes, which affirmed the Federal Court of Appeals rulings that Ingredion had received in previous years and affirmed that Ingredion is entitled to previously recorded tax credits. The Court ruling affirmed that Ingredion is entitled to $15 million of additional credits from the period of 2015 to 2018 that were previously unrecorded pending a final Court ruling. As a result, during the nine months ended September 30, 2021, Ingredion recorded the $15 million of additional credits within Other operating expense (income) in the Condensed Consolidated Statements of Income. As of September 30, 2022 and December 31, 2021, Ingredion had $20 million and $41 million, respectively, of remaining indirect tax credits recorded in Other assets and Prepaid expenses on the Condensed Consolidated Balance Sheets. These credits resulted in an insignificant amount and $5 million of deferred income taxes as of September 30, 2022 and December 31, 2021, respectively. We will use the income tax offsets to eliminate our Brazilian federal tax payments in 2022 and future years, including the income tax payable for the indirect taxes recovered.

11. Income Taxes

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

12. Pension and Other Postretirement Benefits

The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$1	$1	$3	$3	$3	$3
Interest cost	2	2	2	2	6	6	7	7
Expected return on plan assets	(5)	(4)	(2)	(2)	(13)	(13)	(6)	(6)
Amortization of actuarial loss	—	(1)	—	1	—	(1)	—	2
Net periodic (benefit) cost (a)	$(2)	$(2)	$1	$2	$(4)	$(5)	$4	$6

We currently anticipate that we will make approximately $4 million in cash contributions to our pension plans in 2022, consisting of contributions of $3 million to our non-U.S. pension plans and $1 million to our U.S. pension plans. For the nine months ended September 30, 2022, we made cash contributions of approximately $2 million to the non-U.S. plans and an insignificant amount to the U.S. plans.

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Amortization of prior service cost (credit)	—	—	1	(1)
Net periodic cost (a)	$1	$1	$3	$1
(a)	The service cost component of net periodic benefit cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of prior service credit, and amortization of actuarial loss components of net periodic benefit cost are presented as Other, non-operating (income) on the Condensed Consolidated Statements of Income.

13. Equity

Treasury stock: On September 26, 2022, the Board of Directors terminated the stock repurchase program it had previously authorized on October 22, 2018, that permitted Ingredion to purchase up to 8 million of its outstanding shares of common stock from November 5, 2018, through December 31, 2023. As of the date of termination, the 2018 repurchase program had approximately 3.8 million shares of common stock remaining for repurchase.

On September 26, 2022, the Board of Directors contemporaneously approved a new stock repurchase program to authorize Ingredion to purchase up to 6 million shares of its outstanding common stock from September 26, 2022, through December 31, 2025. Ingredion may repurchase shares from time to time in the open market, in privately negotiated transactions, or otherwise, at prices Ingredion deems appropriate. Ingredion is not obligated to repurchase any shares under the authorization, and the new repurchase program may be suspended, discontinued, or modified at any time, for any reason and without notice. The parameters of Ingredion’s stock repurchase programs are not established solely with reference to the dilutive impact of shares issued under Ingredion’s stock incentive plan. However, Ingredion expects that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.

During the three and nine months ended September 30, 2022, we repurchased 325 thousand and 1,283 thousand outstanding shares of common stock in open market transactions at a net cost of $29 million and $112 million, respectively. During the three and nine months ended September 30, 2021, we repurchased 500 thousand and 765 thousand outstanding shares of common stock in open market transactions at a net cost of $44 million and $68 million, respectively.

Share-based payments: The following table summarizes the components of Ingredion’s share-based compensation expense for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Stock options:
Pre-tax compensation expense	$1	$1	$3	$3
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	1	1	3	3

Restricted stock units ("RSUs"):
Pre-tax compensation expense	4	2	10	8
Income tax benefit	—	—	(1)	(1)
RSUs, net of income taxes	4	2	9	7

Performance shares and other share-based awards:
Pre-tax compensation expense	2	1	9	4
Income tax benefit	—	—	(1)	—
Performance shares and other share-based compensation expense, net of income taxes	2	1	8	4

Total share-based compensation:
Pre-tax compensation expense	7	4	22	15
Income tax benefit	—	—	(2)	(1)
Total share-based compensation expense, net of income taxes	$7	$4	$20	$14

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

Ingredion granted non-qualified options to purchase 281 thousand shares and 358 thousand shares for the first nine months ended September 30, 2022 and 2021, respectively. The fair value of each option grant for the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the nine months ended September 30, 2022 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	2,154	$90.39	5.26	$26
Granted	281	88.66
Exercised	(70)	61.56
Cancelled	(31)	103.55
Outstanding as of September 30, 2022	2,334	$90.87	5.22	$7
Exercisable as of September 30, 2022	1,763	$91.78	4.10	$7

For the nine months ended September 30, 2022, cash received from the exercise of stock options was approximately $4 million. As of September 30, 2022, the unrecognized compensation cost related to non-vested stock options totaled $4 million, which is expected to be amortized over the weighted-average period of approximately 1.7 years.

Additional information pertaining to stock option activity is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share)	2022	2021	2022	2021
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$15.04	$12.31
Total intrinsic value of stock options exercised	$1	$—	$2	$6

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

The following table summarizes RSU activity in 2022:

(RSUs in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested as of December 31, 2021	486	$88.34
Granted	207	88.82
Vested	(128)	91.20
Cancelled	(45)	87.04
Non-vested as of September 30, 2022	520	$87.95

As of September 30, 2022, the total remaining unrecognized compensation cost related to RSUs was $21 million, which will be amortized on a weighted-average basis over approximately 1.5 years.

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

For the nine months ended September 30, 2022, Ingredion awarded 86 thousand performance shares at a weighted average fair value of $138.85 per share. As of September 30, 2022, the unrecognized compensation cost related to these awards was $11 million, which will be amortized over the remaining requisite service period of 1.9 years. The 2019 performance share awards, whose three-year performance period has ended, achieved a zero percent payout of granted performance shares. There were approximately two thousand performance shares cancelled during 2022.

Accumulated Other Comprehensive Loss: The following is a summary of Accumulated other comprehensive loss for the nine months ended September 30, 2022 and 2021:

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2021	$(903)	$48	$(42)	$(897)
Other comprehensive (loss) gain before reclassification adjustments	(195)	254	—	59
(Gain) reclassified from accumulated OCL	—	(201)	1	(200)
Tax (provision)	—	(14)	—	(14)
Net other comprehensive (loss) income	(195)	39	1	(155)
Balance, September 30, 2022	$(1,098)	$87	$(41)	$(1,052)

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2020	$(1,114)	$42	$(61)	$(1,133)
Other comprehensive (loss) gain before reclassification adjustments	(85)	211	—	126
(Gain) reclassified from accumulated OCL	311	(170)	—	141
Tax (provision)	—	(11)	—	(11)
Net other comprehensive (loss) income	226	30	—	256
Balance, September 30, 2021	$(888)	$72	$(61)	$(877)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity present the dividends per share for common stock for the periods indicated:

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						130
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.65/share)						(43)
Repurchases of common stock				(39)
Share-based compensation, net of issuance			2	9				(5)
Other comprehensive income (loss)					134		(2)
Balance, March 31, 2022	$—	$1	$1,160	$(1,091)	$(763)	$3,986	$19	$31	$71
Net income attributable to Ingredion						142
Net income attributable to non-controlling interests							2		1
Dividends declared, common stock ($0.65/share)						(43)
Dividends declared, non-controlling interests							(4)
Repurchases of common stock				(44)
Share-based compensation, net of issuance			2	2				6
Fair market value adjustment to non-controlling interests			(29)						29
Non-controlling interest purchases									(27)
Other comprehensive (loss)					(177)		(2)		(4)
Balance, June 30, 2022	$—	$1	$1,133	$(1,133)	$(940)	$4,085	$15	$37	$70
Net income attributable to Ingredion						106
Net income attributable to non-controlling interests							2		1
Dividends declared, common stock ($0.71/share)						(48)
Repurchases of common stock				(29)
Share-based compensation, net of issuance				3				6
Non-controlling interest purchases									(13)
Other comprehensive (loss)					(112)		(3)		(2)
Balance, September 30, 2022	$—	$1	$1,133	$(1,159)	$(1,052)	$4,143	$14	$43	$56

	Total Equity
							Non-
					Accumulated		Redeemable	Share-based	Redeemable
			Additional		Other		Non-	Payments	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling	Subject to	Controlling
(in millions)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Redemption	Interests
Balance, December 31, 2020	$—	$1	$1,150	$(1,024)	$(1,133)	$3,957	$21	$30	$70
Net (loss) attributable to Ingredion						(246)
Net income (loss) attributable to non-controlling interests							4		(1)
Dividends declared, common stock ($0.64/share)						(44)
Repurchases of common stock				(14)
Share-based compensation, net of issuance			5	16				(9)
Other comprehensive (loss) income					(31)		1		1
Balance, March 31, 2021	$—	$1	$1,155	$(1,022)	$(1,164)	$3,667	$26	$21	$70
Net income attributable to Ingredion						178
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.64/share)						(43)
Dividends declared, non-controlling interests							(7)
Repurchases of common stock				(10)
Share-based compensation, net of issuance			(1)	3				7
Other comprehensive income					58
Balance, June 30, 2021	$—	$1	$1,154	$(1,029)	$(1,106)	$3,802	$22	$28	$70
Net income attributable to Ingredion						118
Net income (loss) attributable to non-controlling interests							3		(2)
Dividends declared, common stock ($0.65/share)						(43)
Dividends declared, non-controlling interests							(3)
Repurchases of common stock				(44)
Share-based compensation, net of issuance			1	1				4
Other comprehensive income (loss)					229		(3)
Balance, September 30, 2021	$—	$1	$1,155	$(1,072)	$(877)	$3,877	$19	$32	$68

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share ("EPS") for the periods presented:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$106	65.8	$1.61	$118	67.0	$1.76

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.8			0.6
Diluted EPS	$106	66.6	$1.59	$118	67.6	$1.75

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$378	66.4	$5.69	$50	67.2	$0.74

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		0.7			0.6
Diluted EPS	$378	67.1	$5.63	$50	67.8	$0.74

Approximately 1.6 million and 1.4 million share-based awards of common stock were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, approximately 1.6 million and 1.5 million share-based awards of common stock, respectively, were excluded from the calculation of diluted EPS as the impact of their inclusion would have been anti-dilutive.

14. Segment Information

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

Presented below are Ingredion’s net sales to unaffiliated customers by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net sales to unaffiliated customers:
North America	$1,262	$1,083	$3,720	$3,096
South America	293	260	835	801
Asia-Pacific	278	245	825	728
EMEA	190	175	579	514
Total net sales	$2,023	$1,763	$5,959	$5,139

Presented below are Ingredion’s operating income by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating income:
North America	$126	$120	$443	$403
South America	48	35	125	108
Asia-Pacific	27	21	70	70
EMEA	30	23	90	86
Corporate	(40)	(36)	(109)	(95)
Subtotal	191	163	619	572
Acquisition/integration costs	—	(3)	(1)	(1)
Restructuring/impairment charges and related adjustments	—	(8)	(4)	(22)
Impairment on assets held for sale	—	20	—	(340)
Other matters	(9)	—	(9)	15
Total operating income	$182	$172	$605	$224

Presented below are Ingredion’s total assets by reportable segment as of September 30, 2022 and December 31, 2021:

	As of	As of
(in millions)	September 30, 2022	December 31, 2021
Assets:
North America (a)	$4,576	$4,203
South America	892	799
Asia-Pacific	1,340	1,403
EMEA	595	594
Total assets	$7,403	$6,999

For purposes of presentation, North America includes Corporate assets.

15. Supplementary Financial Statement Information

Accounts Receivable, Net

Accounts receivable, net are summarized as follows:

	As of	As of
(in millions)	September 30, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable - trade	$1,170	$950
Accounts receivable - other	253	193
Allowance for credit losses	(17)	(13)
Total accounts receivable	$1,406	$1,130

There were no significant contract assets or significant contract liabilities associated with our customers as of September 30, 2022 or December 31, 2021. Liabilities for volume discounts and incentives were also not significant as of September 30, 2022 or December 31, 2021.

Inventories

Inventories are summarized as follows:

	As of	As of
(in millions)	September 30, 2022	December 31, 2021
Finished and in process	$895	$688
Raw materials	517	380
Manufacturing supplies and other	88	104
Total inventories	$1,500	$1,172

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” the “Company” and “Ingredion” mean Ingredion Incorporated and its consolidated subsidiaries.

Overview

Ingredion is a leading global ingredients solutions provider that transforms corn, tapioca, potatoes, plant-based stevia, grains, fruits, gums and vegetables into value-added ingredients and biomaterials for the food, beverage, brewing and other industries. Our Purpose is to bring the potential of people, nature and technology together to make life better. As of September 30, 2022, we had 46 manufacturing facilities located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.

Ingredion has been navigating evolving global conditions that have varying impacts on our customers, suppliers, employees, operations and, ultimately, our profitability and cash flows. During the three months ended September 30, 2022, we continued to achieve strong price mix, which included increased prices for our products to manage the effects of increasing corn and freight costs. Our ability to respond to changing customer demands, increasing inflation, fluctuating foreign exchange rates, and shifting supply chain channels was affected by a variety of factors, including the ongoing, global pandemic with new variants of the coronavirus disease 2019 (“COVID-19”) and the ongoing conflict between Russia and Ukraine.

Our results for the current quarter benefited from strong price mix and that more than offset higher raw material and other input costs. Our net sales of $2,023 million for the third quarter of 2022 were 15 percent higher than our net sales of $1,763 million for the third quarter of 2021 primarily due to stronger price mix, including the pass-through of higher corn and freight costs. The net sales increase contributed to $51 million of higher gross profit during the current period when compared to the third quarter of 2021. Our operating income of $182 million for the third quarter of 2022 increased from operating income of $172 million for the third quarter of 2021. This increase was primarily due to stronger price mix that more than offset higher input and operating expense costs. Net income attributable to Ingredion for the third quarter of 2022 was $106 million, or $1.59 diluted earnings per share, which represented a decrease from $118 million, or $1.75 diluted earnings per share, for the third quarter of 2021. Excluding a $20 million favorable impairment adjustment to the estimated fair value of the net assets contributed to the Argentina joint venture recorded during the third quarter of 2021, our results for the current period reflected higher net income attributable to Ingredion as well as a higher diluted earnings per share.

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

We acquired Amishi on August 1, 2022, and KaTech on April 1, 2021, and the results of the acquired businesses are included in our consolidated financial results beginning on the acquisition date, which inclusion affects the comparability of results between years. In addition, we entered into the Argentina joint venture on February 12, 2021, which closed on August 2, 2021, and the Amyris joint venture on June 1, 2021. Our share of results in joint ventures is classified as other operating (income) and comparability between years and between financial statement line items is affected by the timing of and consideration provided to the investments. While we identify fluctuations due to the acquisitions and investments in our discussion below, we also address results of operations excluding the impact of our acquisitions and investments, where appropriate, to provide a more comparable and meaningful analysis.

For the Three Months Ended September 30, 2022

With Comparatives for the Three Months Ended September 30, 2021

Net sales. Net sales increased 15 percent to $2,023 million for the three months ended September 30, 2022, compared to $1,763 million for the three months ended September 30, 2021. The increase in net sales was primarily driven by strong price mix.

Cost of sales. Cost of sales increased 15 percent to $1,649 million for the three months ended September 30, 2022, compared to cost of sales of $1,440 million for the three months ended September 30, 2021. The increase in cost of sales primarily reflected higher net corn costs. Our gross profit margin was flat at 18 percent for both the three months ended September 30, 2022, and the three months ended September 30, 2021.

Operating expenses. Operating expenses increased 10 percent to $180 million for the three months ended September 30, 2022, compared to $164 million for the three months ended September 30, 2021, primarily due to cost impacts of higher inflation. Operating expenses as a percentage of net sales was 9 percent for both the three months ended September 30, 2022, and the three months ended September 30, 2021.

Other operating expense (income). Other operating expense (income) was $10 million for the three months ended September 30, 2022, compared to $(1) million for the three months ended September 30, 2021.

Restructuring/impairment charges and related adjustments. Restructuring/impairment charges and related adjustments were $2 million for the three months ended September 30, 2022, compared to $(12) million for the three months ended September 30, 2021. We recognized income during the three months ended September 30, 2021, primarily due to a $20 million favorable adjustment to the estimated fair value of the net assets contributed to the Argentina joint venture.

Financing costs. Financing costs increased 20 percent to $24 million for the three months ended September 30, 2022, compared to $20 million for the three months ended September 30, 2021. The increase was primarily due to higher interest rates and higher average short-term borrowing balances.

Provision for income taxes. Our effective income tax rates for the three months ended September 30, 2022 increased to 32.3 percent from 22.2 percent for the three months ended September 30, 2021. The increase in the effective income tax rate was primarily driven by U.S. international tax implications, including foreign tax credits and a $20 million gain related to net assets contributed to the Argentina joint venture recorded during the three months ended September 30, 2021, that did not have a corresponding income tax expense. These items were partly offset by a change in value of the Mexican peso against the U.S. dollar.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $3 million for the three months ended September 30, 2022, compared to $1 million for the three months ended September 30, 2021. The increase in net income attributable to non-controlling interests was due to higher net income for PureCircle during the three months ended September 30, 2022, compared to September 30, 2021.

Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended September 30, 2022 was $106 million compared to a net income of $118 million for the three months ended September 30, 2021. This decrease was due primarily to a $20 million favorable adjustment to the estimated fair value of net assets contributed to the Argentina joint venture recorded in the prior year. Excluding this impairment adjustment, net income increased due to strong price mix, offset in part by higher corn and input costs.

Segment Results

North America

Net sales. North America’s net sales increased 17 percent to $1,262 million for the three months ended September 30, 2022, compared to $1,083 million for the three months ended September 30, 2021. The increase was primarily driven by a 17 percent improvement in price mix.

Operating income. North America’s operating income was $126 million for the three months ended September 30, 2022, compared to $120 million for the three months ended September 30, 2021. The increase was primarily due to favorable price mix that more than offset higher corn and input costs.

South America

Net sales. South America’s net sales increased 13 percent to $293 million for the three months ended September 30, 2022, from $260 million for the three months ended September 30, 2021. Excluding the effects of revenues from operations we contributed to the Argentina joint venture, net sales were 21 percent higher than in the same period last year. The increase reflected a 22 percent higher price mix across South America and a 3 percent increase in volume, which were partly offset by a 4 percent unfavorable foreign exchange impact.

Operating income. South America’s operating income increased 37 percent to $48 million for the three months ended September 30, 2022, compared to $35 million for the three months ended September 30, 2021. The increase was primarily driven by favorable price mix and higher volumes that more than offset higher corn and input costs.

Asia-Pacific

Net sales. Asia-Pacific’s net sales increased 13 percent to $278 million for the three months ended September 30, 2022, compared to $245 million for the three months ended September 30, 2021. The increase was driven by a 17 percent higher price mix and a 6 percent increase in volume, the effects of which were partially offset by unfavorable foreign exchange impacts of 10 percent.

Operating income. Asia-Pacific’s operating income increased 29 percent to $27 million for the three months ended September 30, 2022, compared to $21 million for the three months ended September 30, 2021. The increase was primarily driven by favorable price mix that more than offset higher input costs and foreign exchange impacts.

EMEA

Net sales. EMEA’s net sales increased by 9 percent to $190 million for the three months ended September 30, 2022, compared to $175 million for the three months ended September 30, 2021. The increase was driven by a 29 percent increase due to price mix, which was partially offset by unfavorable foreign exchange impacts of 19 percent and a 1 percent decrease in volume.

Operating income. EMEA’s operating income increased 30 percent to $30 million for the three months ended September 30, 2022, compared to $23 million for the three months ended September 30, 2021. The increase was primarily driven by favorable price mix that more than offset higher input costs and foreign exchange impacts.

For the Nine Months Ended September 30, 2022

With Comparatives for the Nine Months Ended September 30, 2021

Net sales. Net sales increased 16 percent to $5,959 million for the nine months ended September 30, 2022, compared to $5,139 million for the nine months ended September 30, 2021. The increase in net sales was driven by strong price mix and partially offset by negative foreign exchange impacts.

Cost of sales. Cost of sales increased 18 percent to $4,816 million for the nine months ended September 30, 2022, compared to cost of sales of $4,098 million for the nine months ended September 30, 2021. The increase in cost of sales primarily reflected higher net corn costs. Our gross profit margin of 19 percent for the nine months ended September 30, 2022 decreased from 20 percent from the nine months ended September 30, 2021. The decrease in gross margin was primarily driven by higher corn and input costs.

Operating expenses. Operating expenses increased 9 percent to $528 million for the nine months ended September 30, 2022, compared to $484 million for the nine months ended September 30, 2021, primarily due to cost impacts of higher inflation. Operating expenses as a percentage of net sales were approximately 9 percent for both the nine months ended September 30, 2022, and the nine months ended September 30, 2021.

Other operating expense (income). Other operating expense (income) was $4 million for the nine months ended September 30, 2022, compared to $(29) million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we recorded $(15) million of Other operating expense (income) related to Brazil indirect tax credits and an $(8) million net gain from the formation of the Amyris joint venture.

Restructuring and impairment charges. Restructuring and impairment charges were $6 million for the nine months ended September 30, 2022, compared to $362 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we recorded an impairment charge of $340 million for net assets from our Argentina business we contributed to the Argentina joint venture, of which $311 million was related to the write-off of the cumulative translation losses associated with the contributed net assets and $29 million was related to the write-down of the contributed net assets to fair value.

Financing costs. Financing costs increased 12 percent to $65 million for the nine months ended September 30, 2022, compared to $58 million for the nine months ended September 30, 2021. The increase was due to higher foreign exchange losses and third-party financing costs in the current year compared to the prior year. The increase in third-party financing costs was primarily due to higher interest rates and higher average short-term borrowing balances.

Provision for income taxes. The effective tax rate for the nine months ended September 30, 2022, decreased to 28.9 percent from 66.5 percent for the nine months ended September 30, 2021. The primary cause of the decrease was the $340 million impairment charge related to net assets contributed to the Argentina joint venture during the nine months ended September 30, 2021, that did not have a corresponding income tax benefit. The effect of this charge was partially offset by a discrete tax benefit of $30 million recorded during the three months ended June 30, 2021, due to the reversal of an accrual for withholding tax on the unremitted earnings of a foreign subsidiary.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $9 million for the nine months ended September 30, 2022, and $7 million for the nine months ended September 30, 2021. The increase in net income attributable to non-controlling interests was due primarily to higher net income from PureCircle in the current period.

Net Income attributable to Ingredion. Net income attributable to Ingredion for the nine months ended September 30, 2022, was $378 million compared to a net income of $50 million for the nine months ended September 30, 2021. The increase was largely attributable to the $340 million impairment charge for the Argentina assets contributed to the Argentina joint venture that we recorded during the nine months ended September 30, 2021.

Segment Results

North America

Net sales. North America’s net sales increased 20 percent to $3,720 million for the nine months ended September 30, 2022, compared to $3,096 million for the nine months ended September 30, 2021. The increase was primarily driven by a 19 percent improvement in price mix and a 1 percent increase in volume.

Operating income. North America’s operating income was $443 million for the nine months ended September 30, 2022, compared to $403 million for the nine months ended September 30, 2021. The increase was driven by favorable price mix that more than offset higher corn and input costs.

South America

Net sales. South America’s net sales increased 4 percent to $835 million for the nine months ended September 30, 2022, from $801 million for the nine months ended September 30, 2021. Excluding the effects of revenues from operations we contributed to the Argentina joint venture, net sales were 28 percent higher than in the same period last year. The increase reflected 23 percent higher price mix and a 5 percent increase in volume.

Operating income. South America’s operating income increased 16 percent to $125 million for the nine months ended September 30, 2022, compared to $108 million for the nine months ended September 30, 2021. The increase was primarily driven by favorable price mix and volumes that more than offset higher corn and input costs.

Asia-Pacific

Net sales. Asia-Pacific’s net sales increased 13 percent to $825 million for the nine months ended September 30, 2022, compared to $728 million for the nine months ended September 30, 2021. The increase was driven by a 13 percent higher price mix and an increase in volume of 7 percent, partially offset by unfavorable foreign exchange impacts of 7 percent.

Operating income. Asia-Pacific’s operating income was flat at $70 million for both the nine months ended September 30, 2022, and the nine months ended September 30, 2021. Operating income was flat as higher price mix was fully offset due to higher input costs and foreign exchange impacts.

EMEA

Net sales. EMEA’s net sales increased 13 percent to $579 million for the nine months ended September 30, 2022, compared to $514 million for the nine months ended September 30, 2021. The increase was driven by higher price mix of 23 percent and an increase in volume of 4 percent, partially due to the purchase of KaTech on April 1, 2021. These items were partially offset by unfavorable foreign exchange impacts of 14 percent.

Operating income. EMEA’s operating income increased 5 percent to $90 million for the nine months ended September 30, 2022, compared to $86 million for the nine months ended September 30, 2022. The increase was primarily driven by favorable price mix that more than offset higher input costs and foreign exchange impacts.

Liquidity and Capital Resources

As of September 30, 2022, we had total available liquidity of approximately $1,437 million. Domestic liquidity of $384 million consisted of $6 million in cash and cash equivalents and $378 million of short-term borrowing availability through our $1 billion commercial paper program, under which $622 million of borrowings were outstanding as of September 30, 2022. The commercial paper program, which we initiated on July 27, 2021, is backed by $1 billion of borrowing availability under a five-year revolving credit agreement that we entered into on June 30, 2021.

We had international liquidity as of September 30, 2022 of approximately $1,053 million, consisting of $288 million of cash and cash equivalents and $4 million of short-term investments held by our operations outside the U.S., as well as $761 million of unused operating lines of credit in the various foreign countries in which we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries, which totaled $75 million as of September 30, 2022. We believe that such consolidated subsidiaries will be able to meet their financial obligations as they become due.

As of September 30, 2022, we had total debt outstanding of approximately $2.4 billion, or $1.7 billion excluding the outstanding commercial paper and other short-term borrowings. Of our outstanding debt, $1.7 billion consists of senior notes that do not require principal repayment until 2026 through 2050. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

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

Net Cash Flows

Our short-term borrowings increased $401 million during the nine months ended September 30, 2022, which we primarily used to invest in capital expenditures and mechanical stores purchases, pay dividends and repurchase shares of common stock. Our cash provided by operating activities was $80 million for the nine months ended September 30, 2022, compared to cash provided by operating activities of $259 million for the nine months ended September 30, 2021. This decrease was primarily due to cash used for working capital. Cash used for working capital increased by $297 million during the nine months ended September 30, 2022, which was primarily attributable to increases in trade accounts receivable and inventory. Cash used for trade accounts receivable increased due to higher pricing and higher freight costs for products sold, and cash used for inventory increased due primarily to higher input costs from raw materials during the nine months ended September 30, 2022.

We used $203 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during the nine months ended September 30, 2022, which was identical to the amount for the nine months ended September 30, 2021. Capital investments for full-year 2022 are anticipated to be between $290 million and $320 million.

We declare and pay cash dividends to our common stockholders of record on a quarterly basis. On September 26, 2022, our Board of Directors declared a quarterly cash dividend of $0.71 per share of common stock, which was 9 percent higher than the dividend declared during the prior quarter. This dividend was paid on October 25, 2022, to stockholders of record at the close of business on October 6, 2022. Dividends paid, including those to noncontrolling interests, were $133 million for the nine months ended September 30, 2022, compared to $138 million for the nine months ended September 30, 2021.

During the three months ended September 30, 2022, we repurchased 325 thousand outstanding shares of common stock in open market transactions at a net cost of $29 million, compared to repurchases of 500 thousand outstanding shares of common stock at a net cost of $44 million in the three months ended September 30, 2021. For the nine months ended September 30, 2022, we repurchased 1,300 thousand outstanding shares of common stock in open market transactions at a net cost of $112 million, compared to repurchases of 765 thousand outstanding shares of common stock at a net cost of $68 million for the nine months ended September 30, 2021.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates for the nine months ended September 30, 2022.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 41 to 43 in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those disclosures during the nine months ended September 30, 2022.

ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

The following table presents information regarding our repurchase of shares of our common stock during the three months ended September 30, 2022.

				Maximum Number	Maximum Number
			Total Number	(or Approximate	(or Approximate
		Average	of Shares	Dollar Value) of	Dollar Value) of
	Total	Price	Purchased as	Shares That May Yet	Shares That May Yet
	Number	Paid	Part of Publicly	be Purchased Under	be Purchased Under
	of Shares	per	Announced	the 2018 Stock	the 2022 Stock
(shares in thousands)	Purchased	Share	Programs	Repurchase Program	Repurchase Program
July 1 – July 31, 2022	325	87.56	325	4,133 shares	—
August 1 – August 31, 2022	—	—	—	3,808 shares	—
September 1 – September 25, 2022	—	—	—	3,808 shares	—
September 26 – September 30, 2022	—	—	—	—	6,000 shares
Total	325	87.56	325

On October 22, 2018, the Board of Directors authorized a stock repurchase program (the “2018 Stock Repurchase Program”) permitting us to purchase up to an additional 8.0 million shares of our outstanding common stock from November 5, 2018, through December 31, 2023. Effective September 26, 2022, the Board of Directors terminated the 2018 Stock Repurchase Program. As of its termination date, we had 3.8 million shares available for repurchase under the 2018 Stock Repurchase Program.

On September 26, 2022, the Board of Directors contemporaneously approved a new stock repurchase program authorizing us to purchase up to 6.0 million shares of our outstanding common stock during the period from September 26, 2022, through December 31, 2025.

ITEM 6

EXHIBITS

a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index below:

EXHIBIT INDEX

Number	Description of Exhibit

3.2†	Amended and Restated By-Laws of Ingredion, as amended and restated on September 22, 2022.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INGREDION INCORPORATED

DATE:	November 7, 2022	By	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

DATE:	November 7, 2022	By	/s/ Davida M. Gable
Davida M. Gable Vice President, Global Controller and Global Shared Services