Form 10-Q
period 2023-03-31
Ingredion Inc
filed 2023-05-16
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number 1-13397
Ingredion Incorporated
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

22-3514823
(I.R.S. Employer Identification No.)

5 Westbrook Corporate Center Westchester, Illinois	60154
(Address of principal executive offices)	(Zip Code)
(708) 551-2600
Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2023
Common Stock, $.01 par value	66,016,122 shares

INGREDION INCORPORATED
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Net sales	$2,137	$1,892
Cost of sales	1,650	1,513
Gross profit	487	379

Operating expenses	187	169
Other operating expense (income)	9	(2)
Restructuring/impairment charges	—	2

Operating income	291	210

Financing costs	32	24
Other non-operating (income)	—	(1)

Income before income taxes	259	187
Provision for income taxes	65	54
Net income	194	133
Less: Net income attributable to non-controlling interests	3	3
Net income attributable to Ingredion	$191	$130

Weighted average common shares outstanding:
Basic	66.1	66.9
Diluted	67.1	67.6

Earnings per common share of Ingredion:
Basic	$2.89	$1.94
Diluted	$2.85	$1.92
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$194	$133
Other comprehensive income:
(Losses) gains on cash flow hedges, net of income tax effect of $16 and $46, respectively	(42)	130
(Gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $4 and $12, respectively	(14)	(34)
Currency translation adjustment	6	38
Comprehensive income	144	267
Less: Comprehensive (loss) income attributable to non-controlling interests	(3)	2
Comprehensive income attributable to Ingredion	$147	$265
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets

(in millions, except share and per share amounts)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$216	$236
Short-term investments	5	3
Accounts receivable, net	1,455	1,411
Inventories	1,663	1,597
Prepaid expenses	63	62
Total current assets	3,402	3,309

Property, plant and equipment, net of accumulated depreciation of $3,369 and $3,326, respectively	2,397	2,407
Intangible assets, net of accumulated amortization of $281 and $275, respectively	1,297	1,301
Other assets	549	544
Total assets	$7,645	$7,561

Liabilities and equity
Current liabilities:
Short-term borrowings	$701	$543
Accounts payable and accrued liabilities	1,191	1,339
Total current liabilities	1,892	1,882

Long-term debt	1,938	1,940
Other non-current liabilities	450	477
Total liabilities	4,280	4,299

Share-based payments subject to redemption	38	48
Redeemable non-controlling interests	51	51

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	1,133	1,132
Less: Treasury stock (common stock: 11,839,634 and 12,116,920 shares at March 31, 2023 and December 31, 2022, respectively) at cost	(1,127)	(1,148)
Accumulated other comprehensive loss	(1,098)	(1,048)
Retained earnings	4,354	4,210
Total Ingredion stockholders’ equity	3,263	3,147
Non-redeemable non-controlling interests	13	16
Total equity	3,276	3,163
Total liabilities and equity	$7,645	$7,561
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
(in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2022	$—	$1	$1,132	$(1,148)	$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion						191
Net income attributable to non-controlling interests							3
Dividends declared						(47)
Share-based compensation, net of issuance			1	21				(10)
Other comprehensive (loss)					(50)		(6)
Balance, March 31, 2023	$—	$1	$1,133	$(1,127)	$(1,098)	$4,354	$13	$38	$51

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
(in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						130
Net income attributable to non-controlling interests							3
Dividends declared						(43)
Repurchases of common stock, net				(39)
Share-based compensation, net of issuance			2	9				(5)
Other comprehensive income (loss)					134		(2)
Balance, March 31, 2022	$—	$1	$1,160	$(1,091)	$(763)	$3,986	$19	$31	$71
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash (used for) operating activities
Net income	$194	$133
Non-cash charges to net income:
Depreciation and amortization	54	53
Mechanical stores expense	18	13
Other non-cash charges	20	18
Changes in working capital:
Accounts receivable and prepaid expenses	(44)	(126)
Inventories	(87)	(119)
Accounts payable and accrued liabilities	(171)	(45)
Margin accounts	(19)	28
Other	(16)	(7)
Cash (used for) operating activities	(51)	(52)

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(76)	(85)
Proceeds from disposal of manufacturing facilities and properties	1	5
Other	(6)	4
Cash used for investing activities	(81)	(76)

Cash provided by financing activities
Proceeds from borrowings	318	147
Payments on debt	(267)	(123)
Commercial paper borrowings, net	107	178
Repurchases of common stock, net	—	(39)
Issuances (settlements) of common stock for share-based compensation, net	2	(1)
Dividends paid, including to non-controlling interests	(47)	(43)
Cash provided by financing activities	113	119

Effects of foreign exchange rate changes on cash	(1)	5

(Decrease) in cash and cash equivalents	(20)	(4)

Cash and cash equivalents, beginning of period	236	328

Cash and cash equivalents, end of period	$216	$324
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
1.Interim Financial Statements
References to the “Company,” “Ingredion,” “we,” “us,” and “our” shall mean Ingredion Incorporated (“Ingredion”) individually and together with its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022.
The unaudited Condensed Consolidated Financial Statements as of March 31, 2023 and for the quarter ended March 31, 2023 and 2022 included herein were prepared by management on the same basis as Ingredion’s audited Consolidated Financial Statements for the year ended December 31, 2022 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.
2. Summary of Significant Accounting Standards and Policies
For detailed information about Ingredion’s significant accounting standards and policies, see Note 1 of the Notes to the Consolidated Financial Statements included in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022.
New Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2024. This update is not expected to have a material impact on our Condensed Consolidated Financial Statements.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments require filers to disclose information about supplier finance programs that is sufficient to allow financial statement users to understand their nature, activity during the period, changes from period to period and potential magnitude. The amendments in this update are effective for annual periods beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We have adopted the updates to the standard and will adopt the amendment on rollforward information in the future. These updates did not have an impact to our Condensed Consolidated Balance Sheets. The disclosure required by the recently adopted accounting standard is reflected in Note 12 of the Notes to Condensed Consolidated Financial Statements. We are currently assessing the impact of the rollforward information amendment on our Condensed Consolidated Financial Statements.
3. Acquisitions
Other Acquisitions
On December 1, 2022, we acquired a 65 percent controlling interest in Mannitab Pharma Specialties Private Limited ("Mannitab"), which is an Indian manufacturer of spray dried mannitol and fine grade mannitol, for $22 million. We have agreed to acquire the remaining 35 percent of Mannitab on or before March 2026. As the purchase accounting for the acquisition is not yet complete, we preliminarily recognized $22 million within Other assets on the Condensed Consolidated Balance Sheets. We will finalize the purchase accounting in 2023. Beginning at the acquisition date, our Condensed Consolidated Financial Statements reflect the preliminary effects of the acquisition and Mannitab's financial results, which we report on a one month lag in our Asia-Pacific reportable business segment.

On August 1, 2022, we acquired Amishi Drugs and Chemicals Private Limited ("Amishi") for $7 million, which added $3 million of goodwill and intangible assets to our Condensed Consolidated Financial Statements. Amishi is an Indian manufacturer of chemically modified starch-based pharmaceutical excipients. Beginning at the acquisition date, our Condensed Consolidated Financial Statements reflect the preliminary effects of the acquisition and Amishi's financial results, which we report in our Asia-Pacific reportable business segment.
4. Investments
Investments consisted of the following as of:

(in millions)	March 31, 2023	December 31, 2022
Equity investments	$23	$23
Equity method investments	116	113
Marketable securities	4	3
Total investments	$143	$139
Our investments classified as equity investments do not have readily determinable fair values. Beginning on the dates we entered into the agreements for equity method investments, our share of income from them is included within Other operating expense (income) in the Condensed Consolidated Statements of Income. All of our investments are recorded within Other assets on the Condensed Consolidated Balance Sheets.
Argentina Joint Venture
On February 12, 2021, Ingredion entered into an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish Ingrear Holding S.A. (the "Argentina joint venture"), a joint venture to sell value-added ingredients to customers in the food, beverage, pharmaceutical and other industries in Argentina, Chile and Uruguay. As of March 31, 2023, Ingredion and Grupo Arcor had completed all closing conditions, pending customary antitrust review, to combine the manufacturing facilities, finalize the transaction and formally establish the Argentina joint venture, which is managed by a jointly appointed team of executives.
5. Derivative Instruments and Hedging Activities
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
For certain corn derivative instruments that are not designated as hedging instruments for accounting purposes, all realized and unrealized gains and losses from these instruments are recognized in cost of sales during each accounting period. We enter these derivative instruments to further mitigate commodity price risk related to anticipated purchases of corn. During the first quarter of 2023 and 2022, we recognized gains of $1 million and $2 million, respectively, on non-designated commodity contracts.

For commodity hedges designated as cash flow hedges, unrealized gains and losses associated with marking the commodity hedging contracts to market (fair value) are recorded as a component of other comprehensive loss ("OCL") and included in the equity section of the Condensed Consolidated Balance Sheets as part of accumulated other comprehensive loss ("AOCL"). These amounts, as well as their related tax effects, are subsequently reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings, or in the period a hedge is determined to be ineffective. We assess the effectiveness of a commodity hedge contract based on changes in the contract’s fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. Gains and losses from cash flow hedging instruments reclassified from AOCL to earnings are reported as Cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 101 million and 120 million bushels of corn as of March 31, 2023 and December 31, 2022, respectively. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 34 million and 31 million mmbtus of natural gas as of March 31, 2023 and December 31, 2022, respectively.
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
We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $491 million and $405 million as of March 31, 2023 and December 31, 2022, respectively. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $298 million and $239 million as of March 31, 2023 and December 31, 2022, respectively.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $549 million and $668 million as of March 31, 2023 and December 31, 2022, respectively. We also hedge certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $796 million and $840 million as of March 31, 2023 and December 31, 2022, respectively.
Interest rate hedging: We assess our exposure to variability in interest rates by identifying and monitoring changes in interest rates that may adversely impact future cash flows and the fair value of existing debt instruments and by evaluating hedging opportunities. Our risk management strategy is to monitor interest rate risk attributable to both our outstanding and forecasted debt obligations as well as our offsetting hedge positions. Derivative financial instruments that we have used to manage our interest rate risk consist of interest rate swaps and T-Locks.
We periodically enter into T-Locks to hedge our exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCL until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. During 2020, we entered into and settled T-Locks associated with the issuance of senior notes due in 2030 and 2050. The realized loss upon settlement of the T-Locks was recorded in AOCL and is amortized into earnings over the term of the senior notes. We did not have outstanding T-Locks as of March 31, 2023 and December 31, 2022.

The derivative instruments designated as cash flow hedges included in AOCL as of March 31, 2023 and December 31, 2022, are reflected below:

Derivatives in Cash Flow Hedging Relationships	Gains (Losses) included in AOCL as of
(in millions)	March 31, 2023	December 31, 2022
Commodity contracts, net of income tax effect of $17 and $3, respectively	$(48)	$8
Foreign currency contracts, net of income tax effect of $—	1	1
Interest rate contracts, net of income tax effect of $1	(3)	(3)
Total	$(50)	$6
The fair value and balance sheet location of our derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of March 31, 2023
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$10	$21	$31	$2	$9	$11
Other assets	1	3	4	—	—	—
Assets	11	24	35	2	9	11
Accounts payable and accrued liabilities	71	13	84	2	11	13
Non-current liabilities	5	7	12	—	—	—
Liabilities	76	20	96	2	11	13
Net Assets/(Liabilities)	$(65)	$4	$(61)	$—	$(2)	$(2)

	Fair Value of Hedging Instruments as of December 31, 2022
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$28	$20	$48	$—	$5	$5
Other assets	1	6	7	—	—	—
Assets	29	26	55	—	5	5
Accounts payable and accrued liabilities	22	23	45	1	6	7
Non-current liabilities	3	9	12	—	—	—
Liabilities	25	32	57	1	6	7
Net Assets/(Liabilities)	$4	$(6)	$(2)	$(1)	$(1)	$(2)

Additional information relating to our derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in AOCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Three Months Ended March 31,		Income Statement	Three Months Ended March 31,
(in millions)	2023	2022	Location	2023	2022
Commodity contracts	$(67)	$171	Cost of sales	$9	$44
Foreign currency contracts	9	5	Net sales/Cost of sales	9	2
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$(58)	$176		$18	$46
As of March 31, 2023, AOCL included $41 million of net losses (net of income taxes of $15 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.
6. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of March 31, 2023				As of December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$4	$4	$—	$—	$3	$3	$—	$—
Derivative assets	46	45	1	—	60	49	11	—
Derivative liabilities	109	67	42	—	64	51	13	—
Long-term debt	1,771	—	1,771	—	1,733	—	1,733	—
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

7. Financing Arrangements
Presented below are our debt carrying amounts, net of related discounts, premiums and debt issuance costs and fair values as of March 31, 2023 and December 31, 2022:

(in millions)	As of March 31, 2023	As of December 31, 2022
2.900% senior notes due June 1, 2030	$596	$595
3.200% senior notes due October 1, 2026	498	498
3.900% senior notes due June 1, 2050	391	390
6.625% senior notes due April 15, 2037	253	253
Term loan credit agreement due December 16, 2024	200	200
Revolving credit agreement	—	—
Other long-term borrowings	—	4
Total long-term debt	1,938	1,940
Commercial paper	497	390
Other short-term borrowings	204	153
Total short-term borrowings	701	543
Total debt	$2,639	$2,483
We maintain a commercial paper program under which we may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We use the note proceeds for general corporate purposes. During the first quarter of 2023, the average amount of commercial paper outstanding was $460 million with an average interest rate of 4.79 percent and a weighted average maturity of 7 days. During the first quarter of 2022, the average amount of commercial paper outstanding was $353 million with an average interest rate of 0.38 percent and a weighted average maturity of 27 days. As of March 31, 2023, $497 million of commercial paper was outstanding with an average interest rate of 5.11 percent and a weighted average maturity of 6 days. As of December 31, 2022, $390 million of commercial paper was outstanding with an average interest rate of 4.75 percent and a weighted average maturity of 7 days. The amount of commercial paper outstanding under this program in 2023 is expected to fluctuate.
Other short-term borrowings as of March 31, 2023 and December 31, 2022 primarily include amounts outstanding under various unsecured local country operating lines of credit.
8. Commitments and Contingencies
In October 2022, the Brazilian Superior Court of Justice issued a motion of clarification that certain tax incentives provided by local governments can be excluded from taxable income. In the fourth quarter of 2022, we filed an action for the right to recover previously taxable local government tax incentives granted during fiscal years 2018 to 2022. As our recovery is probable, we recorded a $27 million income tax benefit, which we expect to recover within five years. As of March 31, 2023 and December 31, 2022, we had $29 million and $27 million, respectively, of remaining tax incentives recorded within Other assets on the Condensed Consolidated Balance Sheets.

9. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plans
(in millions)	2023	2022	2023	2022
Service cost	$—	$1	$1	$1
Interest cost	4	2	2	2
Expected return on plan assets	(4)	(4)	(2)	(2)
Net periodic benefit cost (a)	$—	$(1)	$1	$1
We anticipate that we will make cash contributions of $1 million and $3 million to our U.S. and non-U.S. pension plans, respectively, in 2023. For the first quarter of 2023, we made cash contributions of approximately $1 million to the non-U.S. plans and an insignificant amount to the U.S. plans.
The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022
Service cost	$—	$—
Interest cost	1	1
Net periodic benefit cost (a)	$1	$1
_______________________________________
(a)The service cost component of net periodic benefit cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of prior service credit, and amortization of actuarial loss components of net periodic benefit cost are presented within Other non-operating (income) on the Condensed Consolidated Statements of Income.
10. Equity
Treasury stock: On September 26, 2022, the Board of Directors authorized a new stock repurchase program permitting us to purchase up to 6 million shares of our outstanding common stock from September 26, 2022 through December 31, 2025. We may repurchase shares from time to time in the open market, in privately negotiated transactions, or otherwise, at prices we deem appropriate. We are not obligated to repurchase any shares under the authorization, and the new repurchase program may be suspended, discontinued, or modified at any time, for any reason and without notice. The parameters of our stock repurchase program are not established solely with reference to the dilutive impact of shares issued under our stock incentive plan. However, we expect that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.
There were zero shares of common stock repurchased in the first quarter of 2023. During the first quarter of 2022, we repurchased approximately 455 thousand shares of common stock in open market transactions at a net cost of $39 million.

Share-based payments: The following table summarizes the components of our share-based compensation expense for the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022
Stock options:
Pre-tax compensation expense	$1	$1
Income tax benefit	—	—
Stock option expense, net of income taxes	1	1

Restricted stock units ("RSUs"):
Pre-tax compensation expense	4	3
Income tax benefit	(1)	—
RSUs, net of income taxes	3	3

Performance shares and other share-based awards:
Pre-tax compensation expense	4	3
Income tax benefit	—	(1)
Performance shares and other share-based compensation expense, net of income taxes	4	2

Total share-based compensation:
Pre-tax compensation expense	9	7
Income tax benefit	(1)	(1)
Total share-based compensation expense, net of income taxes	$8	$6
Stock Options: Under our stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options have a 10-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant. Compensation expense is generally recognized on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement-eligible executive level employees. We estimate a forfeiture rate at the time of grant and update the estimate throughout the vesting period of the stock options within the amount of compensation costs recognized in each period.
We granted non-qualified options to purchase 197 thousand shares and 281 thousand shares for the first quarter of 2023 and 2022, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected life (in years)	5.5	5.5
Risk-free interest rate	4.0%	2.0%
Expected volatility	28.3%	23.8%
Expected dividend yield	2.9%	2.9%
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

A summary of stock option transactions for the first quarter of 2023 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	2,222	$92.32	5.16	$24
Granted	197	98.69
Exercised	(148)	63.51
Cancelled	—	—
Outstanding as of March 31, 2023	2,271	$94.75	5.61	$25
Exercisable as of March 31, 2023	1,786	$95.38	4.67	$20
For the first quarter of 2023, cash received from the exercise of stock options was approximately $9 million. As of March 31, 2023, the unrecognized compensation cost related to non-vested stock options totaled $6 million, which is expected to be amortized over the weighted-average period of approximately 1.7 years.
Additional information pertaining to stock option activity is as follows:

	Three Months Ended March 31,
(dollars in millions, except per share)	2023	2022
Weighted average grant date fair value of stock options granted (per share)	$23.80	$15.04
Total intrinsic value of stock options exercised	6	1
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after three years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.
The following table summarizes RSU activity during the first quarter of 2023:

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested at December 31, 2022	517	$88.04
Granted	203	98.46
Vested	(137)	88.44
Cancelled	(5)	89.11
Non-vested at March 31, 2023	578	$91.64
At March 31, 2023, the total remaining unrecognized compensation cost related to RSUs was $33 million, which will be amortized on a weighted-average basis over approximately 2.1 years.
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
For the 2023 performance shares awarded based on our total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our total shareholder return as compared to the total shareholder return of our peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture, and Compensation Committee ("Compensation Committee") of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.
For the 2023 performance shares awarded based on Adjusted ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our Adjusted ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. Compensation expense is based on the market price of our common stock on the grant date and the final number of shares that ultimately vest. We estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect our estimated Adjusted ROIC performance against the target. The total compensation expense for these awards is amortized over a three-year graded vesting schedule.
For the first quarter of 2023, we awarded 92,628 thousand performance shares at a weighted average fair value of $114.26 per share. As of March 31, 2023, the unrecognized compensation cost related to these awards was $19 million, which will be amortized over the remaining service period of 2.3 years. The 2020 performance share awards that vested in February 2023 achieved a 77 percent payout of the granted performance shares. As of March 31, 2023, the 2021 performance share awards are estimated to pay out at 180 percent. There were zero shares cancelled during the first quarter of 2023.
Accumulated Other Comprehensive Loss: The following is a summary of accumulated other comprehensive income (loss) for the first quarter of 2023 and 2022:

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2022	$(1,008)	$6	$(46)	$(1,048)
Other comprehensive income (loss) before reclassification adjustments	6	(58)	—	(52)
(Gain) loss reclassified from accumulated OCL	—	(18)	—	(18)
Tax benefit	—	20	—	20
Net other comprehensive income (loss)	6	(56)	—	(50)
Balance, March 31, 2023	$(1,002)	$(50)	$(46)	$(1,098)

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2021	$(903)	$48	$(42)	$(897)
Other comprehensive gain before reclassification adjustments	38	176	—	214
(Gain) reclassified from accumulated OCL	—	(46)	—	(46)
Tax (provision)	—	(34)	—	(34)
Net other comprehensive income	38	96	—	134
Balance, March 31, 2022	$(865)	$144	$(42)	$(763)

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$191	66.1	$2.89	$130	66.9	$1.94

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.0			0.7
Diluted EPS	$191	67.1	$2.85	$130	67.6	$1.92
Approximately 0.7 million and 1.3 million share-based awards of common stock were excluded for the first quarter of 2023 and 2022, respectively, from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
11. Information by Segment and Geographic Region
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries and we are managed geographically on a regional basis. The nature, amount, timing and uncertainty of our Net sales are managed by us primarily based on our geographic segments, which we classify and report as North America, South America, Asia-Pacific and Europe, the Middle East, and Africa ("EMEA"). Our North America segment includes businesses in the U.S., Mexico and Canada. Our South America segment includes businesses and our share of earnings from investments in joint ventures in Brazil, Argentina, Chile, Colombia, Ecuador, Peru and Uruguay. Our Asia-Pacific segment includes businesses in South Korea, Thailand, China, Australia, Japan, New Zealand, Indonesia, Singapore, the Philippines, Malaysia, India and Vietnam. Our EMEA segment includes businesses in Pakistan, Germany, Poland, the United Kingdom and South Africa. Net sales by product are not presented because to do so would be impracticable.
Presented below are our net sales to unaffiliated customers by reportable segment for the periods indicated:

	Three Months Ended March 31,
(in millions)	2023	2022
Net sales to unaffiliated customers:
North America	$1,356	$1,174
South America	269	252
Asia-Pacific	277	272
EMEA	235	194
Total net sales	$2,137	$1,892

Presented below is our operating income by reportable segment for the periods indicated:

	Three Months Ended March 31,
(in millions)	2023	2022
Operating income:
North America	$207	$156
South America	41	38
Asia-Pacific	28	22
EMEA	57	31
Corporate	(37)	(34)
Subtotal	296	213
Acquisition/integration costs	—	(1)
Restructuring/impairment charges	—	(2)
Other matters	(5)	—
Total operating income	$291	$210
Presented below are our total assets by reportable segment as of March 31, 2023 and December 31, 2022:

(in millions)	As of March 31, 2023	As of December 31, 2022
Assets:
North America (a)	$4,614	$4,499
South America	907	949
Asia-Pacific	1,456	1,467
EMEA	668	646
Total assets	$7,645	$7,561
_____________________
(a)For purposes of presentation, North America includes Corporate assets.
12. Supplementary Information
Accounts Receivable, Net
Accounts receivable, net as of March 31, 2023 and December 31, 2022, consist of:

(in millions)	As of March 31, 2023	As of December 31, 2022
Accounts receivable — trade	$1,276	$1,200
Accounts receivable — other	198	228
Allowance for credit losses	(19)	(17)
Total accounts receivable	$1,455	$1,411
There were no significant contract assets or contract liabilities associated with our customers as of March 31, 2023 or December 31, 2022. Liabilities for volume discounts and incentives were also not significant as of March 31, 2023 or December 31, 2022.

Inventories
Inventories as of March 31, 2023 and December 31, 2022, consist of:

(in millions)	As of March 31, 2023	As of December 31, 2022
Finished and in process	$998	$962
Raw materials	575	539
Manufacturing supplies	90	96
Total inventories	$1,663	$1,597
Supply Chain Finance Programs
Under supply chain finance programs administered by third party banks, our suppliers have the opportunity to sell receivables due from us to participating financing institutions and receive earlier payment at a discount. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether such supplier sells its receivable to a financial institution. The payment terms we negotiate with a supplier are independent of whether such supplier participates in a supply chain finance program, and participation in any such program by a supplier has no effect on our income or cash flows.
As of March 31, 2023 and December 31, 2022, participating financial institutions held $142 million and $175 million, respectively, of our liabilities recorded in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2023, supply chain finance programs existed for operations in Brazil, Mexico and certain PureCircle entities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Ingredion is a leading global ingredients solutions provider that transforms corn, tapioca, potatoes, stevia, grains, fruits, gums and vegetables into value-added ingredients and biomaterials for the food, beverage, brewing and other industries. Our Purpose is to bring the potential of people, nature and technology together to make life better. As of March 31, 2023, we had 47 manufacturing facilities located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.
During the quarter ended March 31, 2023, we achieved growth in net sales, operating income, net income and diluted earnings per share when compared to the same quarter last year. The increase in our net sales was driven by price and customer mix, and partially offset by lower volume and impacts of foreign exchange rates. Cost of sales increased due to higher corn and manufacturing expense inflation, although the pace of inflation decelerated as economic growth slowed and supply chains recovered. These factors led to higher gross margins and higher operating income compared to the first quarter of 2022.
Our 2023 first quarter net sales of $2.1 billion were over 13 percent higher than our 2022 first quarter net sales of $1.9 billion. Our operating income for the first quarter of 2023 was $291 million, which increased from $210 million for the first quarter of 2022. Net income attributable to Ingredion and diluted earnings per share for the first quarter of 2023 was $191 million, or $2.85 diluted earnings per share, which represented an increase from $130 million, or $1.92 diluted earnings per share, for the first quarter of 2022. The increases in net sales, operating income, net income and diluted earnings per share were primarily due to stronger price mix that more than offset higher corn and input costs.
Results of Operations
We have significant operations in four reporting segments: North America, South America, Asia-Pacific and EMEA. Fluctuations in foreign currency exchange rates affect the U.S. dollar amounts of our foreign subsidiaries’ net sales and expenses. For most of our foreign subsidiaries, the local foreign currency is the functional currency. Accordingly, net sales and expenses denominated in the functional currencies of these subsidiaries are translated into U.S. dollars at the applicable average exchange rates for the period.
We acquired the majority of shares of Mannitab on December 1, 2022 and fully acquired Amishi on August 1, 2022. For more information about these acquisitions, see Note 3 to the Condensed Consolidated Financial Statements included in this report. The results of the acquired businesses are included in our consolidated financial results beginning on the respective acquisition dates, which affects the comparability of results between years. In addition, our share of results in joint ventures is classified in our Condensed Consolidated Statements of Income within Other operating expense (income) and comparability between years and between financial statement line items is affected by the timing of and consideration provided to the investments. While we identify the impacts of acquisitions and investments on our results, our discussion below also addresses results of operations excluding those impacts, where appropriate, to provide a more comparable and meaningful analysis.
For the First Quarter of 2023
With Comparatives for the First Quarter of 2022
Net sales. Net sales increased 13 percent to $2,137 million for the first quarter of 2023 compared to $1,892 million for the first quarter of 2022. The increase in net sales was driven by price and customer mix, which was partially offset by lower volumes and foreign currency impacts.
Cost of sales. Cost of sales increased by 9 percent to $1,650 million during the first quarter of 2023 compared to cost of sales of $1,513 million during the first quarter of 2022. The increase in cost of sales primarily reflected higher net corn and other input costs. Our gross profit margin of 23 percent during the first quarter of 2023 increased from 20 percent for the first quarter of 2022.

Operating expenses. Operating expenses increased 11 percent to $187 million during the first quarter of 2023 compared to $169 million during the first quarter of 2022. The increase in operating expenses was primarily attributable to cost impacts of higher inflation. Operating expenses as a percentage of net sales were approximately 9 percent in both the first quarter of 2023 and the first quarter of 2022.
Other operating expense (income). Other operating expense (income) was $9 million during the first quarter of 2023 compared to $(2) million during the first quarter of 2022. The 2023 expense was primarily attributable to charges related to a U.S.-based work stoppage.
Financing costs. Financing costs increased 33 percent to $32 million in the first quarter of 2023 compared to $24 million in the first quarter of 2022. The increase was primarily due to higher average outstanding debt balances, as well as higher interest rates during the first quarter of 2023 as compared to the first quarter of 2022.
Provision for income taxes. Our effective income tax rates for the first quarter of 2023 and 2022 were 25.1 percent and 28.9 percent, respectively. The decrease in the effective tax rate was primarily driven by the appreciation of the Mexican peso against the U.S. dollar during the first quarter of 2023.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $3 million for both the first quarter of 2023 and the first quarter of 2022.
Net income attributable to Ingredion. Net income attributable to Ingredion for the first quarter of 2023 increased to $191 million from $130 million for the first quarter of 2022. The increase in net income was due primarily to price mix, which was partially offset by higher corn and input costs.
North America
Net sales. North America’s net sales increased 16 percent to $1,356 million during the first quarter of 2023 from $1,174 million during the first quarter of 2022. The increase was primarily driven by a 23 percent improvement in price mix. This impact was partially offset by a 7 percent decrease in volume.
Operating income. North America’s operating income increased 33 percent to $207 million during the first quarter of 2023 from $156 million during the first quarter of 2022. The increase was driven by favorable price mix, which was partially offset by higher corn and input costs.
South America
Net sales. South America’s net sales increased 7 percent to $269 million in the first quarter of 2023 from $252 million in the first quarter of 2022. The increase reflected a 15 percent improvement in price mix, which was partially offset by an unfavorable foreign exchange impact of 5 percent and a 3 percent decrease in volume.
Operating income. South America’s operating income increased 8 percent to $41 million in the first quarter of 2023 from $38 million in the first quarter of 2022. The increase was driven by favorable price mix and lower corn costs. These impacts were partially offset by lower volumes.
Asia-Pacific
Net sales. Asia-Pacific’s net sales increased 2 percent to $277 million in the first quarter of 2023 from $272 million in the first quarter of 2022. The increase was driven by a favorable price mix of 16 percent, which was partially offset by unfavorable volumes of 9 percent and unfavorable foreign exchange impacts of 5 percent.
Operating income. Asia-Pacific’s operating income increased 27 percent to $28 million in the first quarter of 2023 from $22 million in the first quarter of 2022. The increase was primarily driven by favorable price mix that was partially offset by higher raw material, supplies and utilities costs.

EMEA
Net sales. EMEA’s net sales increased by 21 percent to $235 million in the first quarter of 2023 from $194 million in the first quarter of 2022. The increase was driven by favorable price mix of 37 percent, which was partially offset by unfavorable foreign exchange impacts of 15 percent and unfavorable volumes of 1 percent.
Operating income. EMEA’s operating income increased 84 percent to $57 million in the first quarter of 2023 compared to $31 million in the first quarter of 2022. The increase was primarily driven by favorable price mix that was partially offset by higher raw material costs.
Liquidity and Capital Resources
As of March 31, 2023, Ingredion had total available liquidity of approximately $1,204 million. Domestic liquidity of $524 million consisted of $21 million in cash and cash equivalents and $503 million available through a $1 billion commercial paper program that had $497 million of outstanding borrowings. The commercial paper program, which we entered on July 27, 2021, is backed by $1 billion of borrowing availability under a five-year revolving credit agreement that we entered on June 30, 2021, and amended on November 30, 2022.
As of March 31, 2023, we had international liquidity of approximately $680 million, consisting of $195 million of cash and cash equivalents and $5 million of short-term investments held by our operations outside the U.S., as well as $480 million of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries, which guarantees aggregated $56 million as of March 31, 2023. We believe that those consolidated subsidiaries will be able to meet their financial obligations as they become due.
As of March 31, 2023, we had total debt outstanding of approximately $2.6 billion, or approximately $1.9 billion excluding the outstanding commercial paper and other short-term borrowings. Of our outstanding debt, $1.7 billion consists of senior notes that do not require principal repayment until 2026 through 2050. The weighted average interest rate on our total indebtedness was approximately 4.3 percent for the first quarter of 2023 and approximately 3.1 percent for the first quarter of 2022.
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
Net Cash Flows
Our short term borrowings increased $158 million during the three months ended March 31, 2023, which we primarily used to invest in capital expenditures and mechanical stores purchases, pay dividends, and fund operating activities. Our cash used for operating activities was $51 million during the first quarter of 2023 as compared to cash used for operating activities of $52 million in the first quarter of 2022.
We used $76 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during the first quarter of 2023, as compared to $85 million that we paid during the first quarter of 2022 for the same purposes. Capital investment commitments for 2023 are anticipated to be approximately $300 million.
We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, was $47 million during the first quarter of 2023 as compared to $43 million during the first quarter of 2022. This increase was due to the increase in our quarterly dividend from $0.65 to $0.71 per share of common stock during the third quarter of 2022. On March 15, 2023, our Board of Directors declared a quarterly cash dividend of $0.71 per share of common stock, which was paid on April 25, 2023, to stockholders of record at the close of business on April 3, 2023.
We did not repurchase common stock during the first quarter of 2023. During the first quarter of 2022, we repurchased approximately 455 thousand outstanding shares of common stock in open market transactions at a net cost of $39 million.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical accounting policies and estimates during the first quarter of 2023.
New Accounting Pronouncements
The information called for by this section is incorporated herein by reference to Note 2 to the Condensed Consolidated Financial Statements included in this report.
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
Our forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see "Risk Factors" and other information included in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 35 to 36 in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those disclosures during the first quarter of 2023.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:
The following table presents information regarding our repurchase of shares of our common stock during the first quarter of 2023.

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs at End of Period (in thousands)
January 1 – January 31, 2023	—	—	—	6,000 shares
February 1 – February 28, 2023	—	—	—	6,000 shares
March 1 – March 31, 2023	—	—	—	6,000 shares
Total	—	—	—
On September 26, 2022, the Board of Directors authorized a new stock repurchase program permitting us to purchase up to 6.0 million shares of our outstanding common stock from September 26, 2022 through December 31, 2025. As of March 31, 2023, we have 6.0 million shares available for repurchase under the stock repurchase program.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index below:
EXHIBIT INDEX

Exhibit No.	Description

10.1*†	Letter of Agreement, dated as of November 1, 2021, between Ingredion and Nancy Wolfe.

10.2†
Revolving Credit Agreement, dated as of June 30, 2021, as amended, by and among Ingredion Incorporated, as Borrower, the Subsidiary Borrowers from time-to-time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

INGREDION INCORPORATED

Date: May 8, 2023	By:	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

Date: May 8, 2023	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Global Controller and Global Shared Services