Form 10-Q
period 2023-06-30
Ingredion Inc
filed 2023-08-08
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2023
Common Stock, $.01 par value	66,140,434 shares

INGREDION INCORPORATED
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$2,069	$2,044	$4,206	$3,936
Cost of sales	1,628	1,654	3,278	3,167
Gross profit	441	390	928	769

Operating expenses	188	179	375	348
Other operating expense (income)	2	(4)	11	(6)
Restructuring/impairment charges	—	2	—	4

Operating income	251	213	542	423

Financing costs	30	17	62	41
Other non-operating expense (income)	2	—	2	(1)

Income before income taxes	219	196	478	383
Provision for income taxes	55	51	120	105
Net income	164	145	358	278
Less: Net income attributable to non-controlling interests	1	3	4	6
Net income attributable to Ingredion	$163	$142	$354	$272

Weighted average common shares outstanding:
Basic	66.3	66.4	66.2	66.6
Diluted	67.3	67.1	67.2	67.3

Earnings per common share of Ingredion:
Basic	$2.46	$2.14	$5.35	$4.08
Diluted	$2.42	$2.12	$5.27	$4.04
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$164	$145	$358	$278
Other comprehensive income:
(Losses) gains on cash flow hedges, net of income tax effect of $15, $1, $31 and $47, respectively	(44)	2	(86)	132
Losses (gains) on cash flow hedges reclassified to earnings, net of income tax effect of $5, $22, $1 and $34, respectively	15	(60)	1	(94)
(Losses) on pension and other postretirement obligations, net of income tax effect of $1, $—, $1 and $—, respectively	(1)	—	(1)	—
Currency translation adjustment	9	(119)	15	(81)
Comprehensive income (loss)	143	(32)	287	235
Less: Comprehensive (loss) attributable to non-controlling interests	(1)	(4)	(4)	(2)
Comprehensive income (loss) attributable to Ingredion	$144	$(28)	$291	$237
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets

(in millions, except share and per share amounts)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$257	$236
Short-term investments	6	3
Accounts receivable, net	1,366	1,411
Inventories	1,618	1,597
Prepaid expenses	64	62
Total current assets	3,311	3,309

Property, plant and equipment, net of accumulated depreciation of $3,434 and $3,326, respectively	2,414	2,407
Intangible assets, net of accumulated amortization of $287 and $275, respectively	1,311	1,301
Other assets	564	544
Total assets	$7,600	$7,561

Liabilities and equity
Current liabilities:
Short-term borrowings	$522	$543
Accounts payable and accrued liabilities	1,198	1,339
Total current liabilities	1,720	1,882

Long-term debt	1,939	1,940
Other non-current liabilities	466	477
Total liabilities	4,125	4,299

Share-based payments subject to redemption	43	48
Redeemable non-controlling interests	43	51

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	1,142	1,132
Less: Treasury stock (common stock: 11,688,205 and 12,116,920 shares at June 30, 2023 and December 31, 2022, respectively) at cost	(1,116)	(1,148)
Accumulated other comprehensive loss	(1,119)	(1,048)
Retained earnings	4,469	4,210
Total Ingredion stockholders’ equity	3,377	3,147
Non-redeemable non-controlling interests	12	16
Total equity	3,389	3,163
Total liabilities and equity	$7,600	$7,561
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
(in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2022	$—	$1	$1,132	$(1,148)	$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion						354
Net income attributable to non-controlling interests							4
Dividends declared						(95)	(1)
Share-based compensation, net of issuance			3	32				(5)
Fair market value adjustment to non-controlling interests			7						(7)
Other comprehensive (loss)					(71)		(7)		(1)
Balance, June 30, 2023	$—	$1	$1,142	$(1,116)	$(1,119)	$4,469	$12	$43	$43

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
(in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						272
Net income attributable to non-controlling interests							5		1
Dividends declared						(86)	(4)
Repurchases of common stock, net				(83)
Share-based compensation, net of issuance			4	11				1
Fair market value adjustment to non-controlling interests			(29)						29
Non-controlling interest purchases									(27)
Other comprehensive (loss)					(43)		(4)		(4)
Balance, June 30, 2022	$—	$1	$1,133	$(1,133)	$(940)	$4,085	$15	$37	$70
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash provided by (used for) operating activities
Net income	$358	$278
Non-cash charges to net income:
Depreciation and amortization	109	107
Mechanical stores expense	33	27
Other non-cash charges	27	23
Changes in working capital:
Accounts receivable and prepaid expenses	32	(210)
Inventories	(42)	(256)
Accounts payable and accrued liabilities	(208)	12
Margin accounts	(10)	(5)
Other	(20)	20
Cash provided by (used for) operating activities	279	(4)

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(154)	(144)
Proceeds from disposal of manufacturing facilities and properties	1	7
Other	(7)	1
Cash used for investing activities	(160)	(136)

Cash (used for) provided by financing activities
Proceeds from borrowings	493	227
Payments on debt	(510)	(189)
Commercial paper borrowings, net	—	308
Repurchases of common stock, net	—	(83)
Issuances (settlements) of common stock for share-based compensation, net	15	(1)
Purchases of non-controlling interests	—	(27)
Dividends paid, including to non-controlling interests	(95)	(90)
Cash (used for) provided by financing activities	(97)	145

Effects of foreign exchange rate changes on cash	(1)	(15)

Increase (decrease) in cash and cash equivalents	21	(10)

Cash and cash equivalents, beginning of period	236	328

Cash and cash equivalents, end of period	$257	$318
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
The unaudited Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 included herein were prepared by management on the same basis as Ingredion’s audited Consolidated Financial Statements for the year ended December 31, 2022 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.
2. Summary of Significant Accounting Standards and Policies
For detailed information about Ingredion’s significant accounting standards and policies, see Note 1 of the Notes to the Consolidated Financial Statements included in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022.
New Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2024. We adopted ASU 2020-04 at the beginning of our 2023 fiscal year, and this ASU did not have a material impact on our Condensed Consolidated Financial Statements.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments require filers to disclose information about supplier finance programs that is sufficient to allow financial statement users to understand their nature, activity during the period, changes from period to period and potential magnitude. The amendments in this update are effective for annual periods beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the updates to the standard at the beginning of our 2023 fiscal year and will adopt the amendment on rollforward information in the future. These updates did not have a material impact to our Condensed Consolidated Balance Sheets. The disclosure required by the recently adopted accounting standard is reflected in Note 12 of the Notes to Condensed Consolidated Financial Statements. We are currently assessing the impact of the rollforward information amendment on our Condensed Consolidated Financial Statements.
3. Acquisitions
On December 1, 2022, we acquired a 65 percent controlling interest in Mannitab Pharma Specialties Private Limited ("Mannitab") for $22 million, and we agreed to acquire the remaining 35 percent of Mannitab on or before March 2026. We preliminarily recorded $28 million of goodwill and intangible assets on our Condensed Consolidated Financial Statements to reflect our controlling interest in Mannitab, which is an Indian manufacturer of spray dried and fine grade mannitol. Beginning at the acquisition date, our Condensed Consolidated Financial Statements reflect the effects of the acquisition and Mannitab's financial results, which we report in our Asia-Pacific reportable business segment.
On August 1, 2022, we acquired Amishi Drugs and Chemicals Private Limited ("Amishi") for $7 million, which added $3 million of goodwill and intangible assets to our Condensed Consolidated Financial Statements. Amishi is an Indian manufacturer of chemically modified starch-based pharmaceutical excipients. Beginning at the acquisition date, our

Condensed Consolidated Financial Statements reflect the effects of the acquisition and Amishi's financial results, which we report in our Asia-Pacific reportable business segment.
4. Investments
Investments consisted of the following as of:

(in millions)	June 30, 2023	December 31, 2022
Equity investments	$23	$23
Equity method investments	116	113
Marketable securities	4	3
Total investments	$143	$139
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
Argentina Joint Venture
On February 12, 2021, Ingredion entered into an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish Ingrear Holding S.A. (the "Argentina joint venture"), a joint venture to sell value-added ingredients to customers in the food, beverage, pharmaceutical and other industries in Argentina, Chile and Uruguay. Ingredion and Grupo Arcor have completed all closing conditions, pending customary antitrust review, to combine the manufacturing facilities, finalize the transaction and formally establish the Argentina joint venture, which is managed by a jointly appointed team of executives.
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
For certain corn derivative instruments that are not designated as hedging instruments for accounting purposes, all realized and unrealized gains and losses from these instruments are recognized in cost of sales during each accounting period. We enter these derivative instruments to further mitigate commodity price risk related to anticipated purchases of corn. During the three and six months ended June 30, 2023, we recognized an insignificant amount and a $1 million gain, respectively, on non-designated commodity contracts. During the three and six months ended June 30, 2022, we recognized a $3 million loss and $1 million loss, respectively, on non-designated commodity contracts.

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
We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 65 million and 120 million bushels of corn as of June 30, 2023 and December 31, 2022, respectively. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 31 million mmbtus of natural gas as of both June 30, 2023 and December 31, 2022.
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
We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $470 million and $405 million as of June 30, 2023 and December 31, 2022, respectively. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $264 million and $239 million as of June 30, 2023 and December 31, 2022, respectively.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $464 million and $668 million as of June 30, 2023 and December 31, 2022, respectively. We also hedge certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $703 million and $840 million as of June 30, 2023 and December 31, 2022, respectively.
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
We periodically enter into T-Locks to hedge our exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCL until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. During 2020, we entered into and settled T-Locks associated with the issuance of senior notes due in 2030 and 2050. The realized loss upon settlement of the T-Locks was recorded in AOCL and is amortized into earnings over the term of the senior notes. We did not have outstanding T-Locks as of June 30, 2023 and December 31, 2022.

The derivative instruments designated as cash flow hedges included in AOCL as of June 30, 2023 and December 31, 2022, are reflected below:

Derivatives in Cash Flow Hedging Relationships	Gains (Losses) included in AOCL as of
(in millions)	June 30, 2023	December 31, 2022
Commodity contracts, net of income tax effect of $27 and $3, respectively	$(75)	$8
Foreign currency contracts, net of income tax effect of $—	(1)	1
Interest rate contracts, net of income tax effect of $1	(3)	(3)
Total	$(79)	$6
The fair value and balance sheet location of our derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of June 30, 2023
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$6	$12	$18	$2	$5	$7
Other assets	1	4	5	—	—	—
Assets	7	16	23	2	5	7
Accounts payable and accrued liabilities	84	16	100	2	11	13
Non-current liabilities	5	—	5	—	—	—
Liabilities	89	16	105	2	11	13
Net Assets/(Liabilities)	$(82)	$—	$(82)	$—	$(6)	$(6)

	Fair Value of Hedging Instruments as of December 31, 2022
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$28	$20	$48	$—	$5	$5
Other assets	1	6	7	—	—	—
Assets	29	26	55	—	5	5
Accounts payable and accrued liabilities	22	23	45	1	6	7
Non-current liabilities	3	9	12	—	—	—
Liabilities	25	32	57	1	6	7
Net Assets/(Liabilities)	$4	$(6)	$(2)	$(1)	$(1)	$(2)

Additional information relating to our derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in AOCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Three Months Ended June 30,		Income Statement	Three Months Ended June 30,
(in millions)	2023	2022	Location	2023	2022
Commodity contracts	$(55)	$(3)	Cost of sales	$(18)	$81
Foreign currency contracts	(4)	6	Net sales/Cost of sales	(2)	1
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$(59)	$3		$(20)	$82

Derivatives in Cash Flow	Gains (Losses) Recognized in AOCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Six Months Ended June 30,		Income Statement	Six Months Ended June 30,
(in millions)	2023	2022	Location	2023	2022
Commodity contracts	$(122)	$168	Cost of sales	$(9)	$125
Foreign currency contracts	5	11	Net sales/Cost of sales	7	3
Interest rate contracts	—	—	Financing costs, net	—	—
Total	$(117)	$179		$(2)	$128
As of June 30, 2023, AOCL included $76 million of net losses (net of income taxes of $26 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.
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
Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of June 30, 2023				As of December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$4	$4	$—	$—	$3	$3	$—	$—
Derivative assets	30	29	1	—	60	49	11	—
Derivative liabilities	118	86	32	—	64	51	13	—
Long-term debt	1,752	—	1,752	—	1,733	—	1,733	—

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
7. Financing Arrangements
Presented below are our debt carrying amounts, net of related discounts, premiums and debt issuance costs as of June 30, 2023 and December 31, 2022:

(in millions)	As of June 30, 2023	As of December 31, 2022
2.900% senior notes due June 1, 2030	$596	$595
3.200% senior notes due October 1, 2026	498	498
3.900% senior notes due June 1, 2050	391	390
6.625% senior notes due April 15, 2037	253	253
Term loan credit agreement due December 16, 2024	200	200
Revolving credit agreement	—	—
Other long-term borrowings	1	4
Total long-term debt	1,939	1,940
Commercial paper	390	390
Other short-term borrowings	132	153
Total short-term borrowings	522	543
Total debt	$2,461	$2,483
We maintain a commercial paper program under which we may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We use the note proceeds for general corporate purposes. During the six months ended June 30, 2023, the average amount of commercial paper outstanding was $468 million with an average interest rate of 5.13 percent and a weighted average maturity of 10 days. During the six months ended June 30, 2022, the average amount of commercial paper outstanding was $425 million with an average interest rate of 0.74 percent and a weighted average maturity of 19 days. As of June 30, 2023, $390 million of commercial paper was outstanding with an average interest rate of 5.38 percent and a weighted average maturity of 15 days. As of December 31, 2022, $390 million of commercial paper was outstanding with an average interest rate of 4.75 percent and a weighted average maturity of 7 days. The amount of commercial paper outstanding under this program in 2023 is expected to fluctuate.
Other short-term borrowings as of June 30, 2023 and December 31, 2022 primarily include amounts outstanding under various unsecured local country operating lines of credit.
8. Commitments and Contingencies
Following the July 1, 2023 expiration of our collective bargaining agreement with the union at our Indianapolis manufacturing facility, we entered into a short-term extension, during which there will be no work stoppage, in order to facilitate continued negotiations between the union and us relating to a new long-term agreement.
In October 2022, the Brazilian Superior Court of Justice issued a motion of clarification that certain tax incentives provided by local governments can be excluded from taxable income. In the fourth quarter of 2022, we filed an action for the right to recover previously taxable local government tax incentives granted during fiscal years 2018 to 2022. As our recovery is probable, we recorded a $27 million income tax benefit, which we expect to recover within five years. As of June 30, 2023 and December 31, 2022, we had $31 million and $27 million, respectively, of remaining tax incentives recorded within Other assets on the Condensed Consolidated Balance Sheets.

9. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1	$1	$1	$1	$1	$2	$2	$2
Interest cost	4	2	3	3	8	4	5	5
Expected return on plan assets	(4)	(4)	(2)	(2)	(8)	(8)	(4)	(4)
Net periodic benefit cost (a)	$1	$(1)	$2	$2	$1	$(2)	$3	$3
We anticipate that we will make cash contributions of $1 million and $3 million to our U.S. and non-U.S. pension plans, respectively, in 2023. For the six months ended June 30, 2023, we made cash contributions of approximately $2 million to the non-U.S. plans and an insignificant amount to the U.S. plans.
The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	1	—	2	1
Amortization of prior service cost	—	1	—	1
Net periodic benefit cost (a)	$1	$1	$2	$2
_______________________________________
(a)The service cost component of net periodic benefit cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of prior service credit, and amortization of actuarial loss components of net periodic benefit cost are presented within Other non-operating expense (income) on the Condensed Consolidated Statements of Income.
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
During the three and six months ended June 30, 2023, there were no shares of common stock repurchased. During the three and six months ended June 30, 2022, we repurchased 502 thousand and 957 thousand shares of common stock in open market transactions at a net cost of $44 million and $83 million, respectively.

Share-based payments: The following table summarizes the components of our share-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Stock options:
Pre-tax compensation expense	$1	$1	$2	$2
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	1	1	2	2

Restricted stock units ("RSUs"):
Pre-tax compensation expense	3	3	7	6
Income tax benefit	—	(1)	(1)	(1)
RSUs, net of income taxes	3	2	6	5

Performance shares and other share-based awards:
Pre-tax compensation expense	1	4	5	7
Income tax benefit	—	—	—	(1)
Performance shares and other share-based compensation expense, net of income taxes	1	4	5	6

Total share-based compensation:
Pre-tax compensation expense	5	8	14	15
Income tax benefit	—	(1)	(1)	(2)
Total share-based compensation expense, net of income taxes	$5	$7	$13	$13
Stock Options: Under our stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options have a 10-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant. We generally recognize compensation expense on a straight-line basis for all awards over the employee’s vesting period or over a one-year required service period for certain retirement-eligible executive level employees. We estimate a forfeiture rate at the time of grant and update the estimate throughout the vesting period of the stock options within the amount of compensation costs recognized in each period.
We granted non-qualified options to purchase 197 thousand shares and 281 thousand shares for the six months ended June 30, 2023 and 2022, respectively. We estimated the fair value of each option grant by using the Black-Scholes option-pricing model with the following assumptions:

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

A summary of stock option transactions for the six months ended June 30, 2023 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	2,222	$92.32	5.16	$24
Granted	197	98.69
Exercised	(297)	71.95
Cancelled	(37)	92.18
Outstanding as of June 30, 2023	2,085	$95.82	5.34	$29
Exercisable as of June 30, 2023	1,637	$96.76	4.39	$23
For the six months ended June 30, 2023, cash received from the exercise of stock options was approximately $21 million. As of June 30, 2023, the unrecognized compensation cost related to non-vested stock options totaled $5 million, which we expect to amortize over the weighted-average period of approximately 1.7 years.
Additional information pertaining to stock option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share)	2023	2022	2023	2022
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$23.80	$15.04
Total intrinsic value of stock options exercised	4	1	10	2
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after three years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.
The following table summarizes RSU activity in 2023:

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested at December 31, 2022	517	$88.04
Granted	213	98.46
Vested	(138)	88.43
Cancelled	(28)	90.88
Non-vested at June 30, 2023	564	$91.80
At June 30, 2023, the total remaining unrecognized compensation cost related to RSUs was $29 million, which will be amortized on a weighted-average basis over approximately 2.0 years.
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
For the 2023 performance shares awarded based on our total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our total shareholder return as compared to the total shareholder return of our peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture, and Compensation Committee ("Compensation Committee") of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. We amortize the total compensation expense for these awards over a three-year graded vesting schedule.
For the 2023 performance shares awarded based on Adjusted ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our Adjusted ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. We base compensation expense on the market price of our common stock on the grant date and the final number of shares that ultimately vest. We estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect our estimated Adjusted ROIC performance against the target. We amortize the total compensation expense for these awards over a three-year graded vesting schedule.
For the six months ended June 30, 2023, we awarded 92,628 thousand performance shares at a weighted average fair value of $114.26 per share. As of June 30, 2023, the unrecognized compensation cost related to these awards was $14 million, which we will amortize over the remaining service period of 2.2 years. The 2020 performance share awards that vested in February 2023 achieved a 77 percent payout of the granted performance shares. As of June 30, 2023, we estimated the 2021 performance share awards will pay out at 180 percent. For the six months ended June 30, 2023, 34 thousand shares were cancelled.
Accumulated Other Comprehensive Loss: The following is a summary of accumulated other comprehensive income (loss) for the six months ended June 30, 2023 and 2022:

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2022	$(1,008)	$6	$(46)	$(1,048)
Other comprehensive income (loss) before reclassification adjustments	15	(117)	(2)	(104)
Loss reclassified from accumulated OCL	—	2	—	2
Tax benefit	—	30	1	31
Net other comprehensive income (loss)	15	(85)	(1)	(71)
Balance, June 30, 2023	$(993)	$(79)	$(47)	$(1,119)

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2021	$(903)	$48	$(42)	$(897)
Other comprehensive (loss) gain before reclassification adjustments	(81)	179	—	98
(Gain) reclassified from accumulated OCL	—	(128)	—	(128)
Tax (provision)	—	(13)	—	(13)
Net other comprehensive (loss) income	(81)	38	—	(43)
Balance, June 30, 2022	$(984)	$86	$(42)	$(940)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity present the dividends per share for common stock for the periods indicated:

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
(in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2022	$—	$1	$1,132	$(1,148)	$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion						191
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.71/share)						(47)
Share-based compensation, net of issuance			1	21				(10)
Other comprehensive (loss)					(50)		(6)
Balance, March 31, 2023	$—	$1	$1,133	$(1,127)	$(1,098)	$4,354	$13	$38	$51
Net income attributable to Ingredion						163
Net income attributable to non-controlling interests							1
Dividends declared, common stock ($0.71/share)						(48)
Dividends declared, non-controlling interests							(1)
Share-based compensation, net of issuance			2	11				5
Fair market value adjustment to non-controlling interests			7						(7)
Other comprehensive (loss)					(21)		(1)		(1)
Balance, June 30, 2023	$—	$1	$1,142	$(1,116)	$(1,119)	$4,469	$12	$43	$43

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
(in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						130
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.65/share)						(43)
Repurchases of common stock				(39)
Share-based compensation, net of issuance			2	9				(5)
Other comprehensive income (loss)					134		(2)
Balance, March 31, 2022	$—	$1	$1,160	$(1,091)	$(763)	$3,986	$19	$31	$71
Net income attributable to Ingredion						142
Net income attributable to non-controlling interests							2		1
Dividends declared, common stock ($0.65/per share)						(43)
Dividends declared, non-controlling interests							(4)
Repurchases of common stock				(44)
Share-based compensation, net of issuance			2	2				6
Fair market value adjustment to non-controlling interests			(29)						29
Non-controlling interest purchases									(27)
Other comprehensive (loss)					(177)		(2)		(4)
Balance, June 30, 2022	$—	$1	$1,133	$(1,133)	$(940)	$4,085	$15	$37	$70

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$163	66.3	$2.46	$142	66.4	$2.14

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.0			0.7
Diluted EPS	$163	67.3	$2.42	$142	67.1	$2.12

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$354	66.2	$5.35	$272	66.6	$4.08

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.0			0.7
Diluted EPS	$354	67.2	$5.27	$272	67.3	$4.04
Approximately 0.6 million and 0.5 million share-based awards of common stock were excluded for the three and six months ended June 30, 2023, respectively, from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive. For the three and six months ended June 30, 2022, approximately 1.5 million and 1.4 million share-based awards of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
11. Information by Segment and Geographic Region
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and we are managed geographically on a regional basis. The nature, amount, timing and uncertainty of our Net sales are managed by us primarily based on our geographic segments, which we classify and report as North America, South America, Asia-Pacific and Europe, the Middle East, and Africa ("EMEA"). Our North America segment includes businesses in the U.S., Mexico and Canada. Our South America segment includes businesses and our share of earnings from investments in joint ventures in Brazil, Argentina, Chile, Colombia, Ecuador, Peru and Uruguay. Our Asia-Pacific segment includes businesses in South Korea, Thailand, China, Australia, Japan, New Zealand, Indonesia, Singapore, the Philippines, Malaysia, India and Vietnam. Our EMEA segment includes businesses in Pakistan, Germany, Poland, the United Kingdom and South Africa. Net sales by product are not presented because to do so would be impracticable.

Presented below are our net sales to unaffiliated customers by reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net sales to unaffiliated customers:
North America	$1,342	$1,284	$2,698	$2,458
South America	257	290	526	542
Asia-Pacific	267	275	544	547
EMEA	203	195	438	389
Total net sales	$2,069	$2,044	$4,206	$3,936

Presented below is our operating income by reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Operating income:
North America	$197	$161	$404	$317
South America	23	39	64	77
Asia-Pacific	27	21	55	43
EMEA	42	29	99	60
Corporate	(38)	(35)	(75)	(69)
Subtotal	251	215	547	428
Acquisition/integration costs	—	—	—	(1)
Restructuring/impairment charges	—	(2)	—	(4)
Other matters	—	—	(5)	—
Total operating income	$251	$213	$542	$423
Presented below are our total assets by reportable segment as of June 30, 2023 and December 31, 2022:

(in millions)	As of June 30, 2023	As of December 31, 2022
Assets:
North America (a)	$4,580	$4,499
South America	922	949
Asia-Pacific	1,395	1,467
EMEA	703	646
Total assets	$7,600	$7,561
_____________________
(a)For purposes of presentation, North America includes Corporate assets.

12. Supplementary Information
Accounts Receivable, Net
Accounts receivable, net as of June 30, 2023 and December 31, 2022, consist of:

(in millions)	As of June 30, 2023	As of December 31, 2022
Accounts receivable — trade	$1,221	$1,200
Accounts receivable — other	162	228
Allowance for credit losses	(17)	(17)
Total accounts receivable	$1,366	$1,411
There were no significant contract assets or contract liabilities associated with our customers as of June 30, 2023 or December 31, 2022. Liabilities for volume discounts and incentives were also not significant as of June 30, 2023 or December 31, 2022.
Inventories
Inventories as of June 30, 2023 and December 31, 2022, consist of:

(in millions)	As of June 30, 2023	As of December 31, 2022
Finished and in process	$998	$962
Raw materials	527	539
Manufacturing supplies	93	96
Total inventories	$1,618	$1,597
Supply Chain Finance Programs
Under supply chain finance programs administered by third-party banks, our suppliers have the opportunity to sell receivables due from us to participating financing institutions and receive earlier payment at a discount. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether such supplier sells its receivable to a financial institution. The payment terms we negotiate with a supplier are independent of whether such supplier participates in a supply chain finance program, and participation in any such program by a supplier has no effect on our income or cash flows.
As of June 30, 2023 and December 31, 2022, participating financial institutions held $105 million and $175 million, respectively, of our liabilities recorded in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. As of June 30, 2023, supply chain finance programs existed for operations in Brazil, Mexico, Colombia, Thailand, and certain PureCircle entities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Ingredion is a leading global ingredients solutions provider that transforms corn, tapioca, potatoes, stevia, grains, fruits, gums and vegetables into value-added ingredients and biomaterials for the food, beverage, brewing and other industries. Our Purpose is to bring the potential of people, nature and technology together to make life better. As of June 30, 2023, we had 47 manufacturing facilities located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.
During the quarter ended June 30, 2023, we achieved growth in net sales, operating income, net income and diluted earnings per share when compared to the same quarter last year. The increase in our net sales was driven by price and customer mix, and partially offset by lower volumes and impacts of foreign exchange rates. Cost of sales decreased primarily due to lower volumes, partially offset by higher raw material and input costs. These factors led to higher gross margins and higher operating income compared to the second quarter of 2022.
Our net sales of $2.1 billion for the second quarter of 2023 grew by 1 percent compared to our net sales of $2.0 billion for the second quarter of 2022. Our operating income of $251 million for the second quarter of 2023 increased by 18 percent from our operating income of $213 million for the second quarter of 2022. Net income attributable to Ingredion for the second quarter of 2023 was $163 million, which represented an increase of 15 percent from $142 million, for the second quarter of 2022. The increases in net sales, operating income, and net income were primarily due to stronger price and customer mix that more than offset lower volumes and higher raw material and input costs.
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
We acquired a controlling majority of Mannitab on December 1, 2022 and fully acquired Amishi on August 1, 2022. For more information about these acquisitions, see Note 3 to the Condensed Consolidated Financial Statements included in this report. The results of the acquired businesses are included in our consolidated financial results beginning on the respective acquisition dates, which affects the comparability of results between years. In addition, our share of results in joint ventures is classified in our Condensed Consolidated Statements of Income within Other operating expense (income) and comparability between years and between financial statement line items is affected by the timing of and consideration provided to the investments. While we identify the impacts of acquisitions and investments on our results, our discussion below also addresses results of operations excluding those impacts, where appropriate, to provide a more comparable and meaningful analysis.
For the Three Months Ended June 30, 2023
With Comparatives for the Three Months Ended June 30, 2022
Net sales. Net sales increased 1 percent to $2,069 million for the three months ended June 30, 2023 compared to $2,044 million for the three months ended June 30, 2022. The increase in net sales was driven by price and customer mix, which was partially offset by lower volumes and foreign currency impacts.
Cost of sales. Cost of sales decreased by 2 percent to $1,628 million during the three months ended June 30, 2023 compared to cost of sales of $1,654 million during the three months ended June 30, 2022. The decrease in cost of sales was due primarily to lower volumes and partially offset by higher net corn and other input costs. Our gross profit margin of 21 percent during the three months ended June 30, 2023 increased from 19 percent for the three months ended June 30, 2022.
Operating expenses. Operating expenses increased 5 percent to $188 million during the three months ended June 30, 2023 compared to $179 million during the three months ended June 30, 2022. The increase in operating expenses was primarily attributable to cost impacts of higher inflation. Operating expenses as a percentage of net sales were approximately 9 percent for both the three months ended June 30, 2023 and the three months ended June 30, 2022.
Other operating expense (income). Other operating expense (income) was $2 million during the three months ended June 30, 2023 compared to $(4) million during the three months ended June 30, 2022. The decrease was primarily attributable to losses on equity method investments during the three months ended June 30, 2023 compared to income from equity method investments during the three months ended June 30, 2022.
Financing costs. Financing costs increased 76 percent to $30 million during the three months ended June 30, 2023 compared to $17 million during the three months ended June 30, 2022. The increase was primarily due to higher interest rates, as well as higher average outstanding debt balances during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Provision for income taxes. Our effective income tax rates for the three months ended June 30, 2023 and three months ended June 30, 2022 were 25.1 percent and 26.0 percent, respectively. The decrease in the effective tax rate was primarily driven by the appreciation of the Mexican peso against the U.S. dollar during the second quarter of 2023. This decrease was partially offset by an increase in the Pakistan Super Tax rate.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $1 million during the three months ended June 30, 2023 compared to $3 million during the three months ended June 30, 2022.
Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended June 30, 2023 increased to $163 million from $142 million for the three months ended June 30, 2022. The increase in net income was due primarily to price and customer mix, which was partially offset by higher corn and input costs.
Segment Results
North America
Net sales. North America’s net sales increased 5 percent to $1,342 million during the three months ended June 30, 2023 from $1,284 million during the three months ended June 30, 2022. The increase was primarily driven by an improvement of 15 percent in price and customer mix. This was partially offset by a decrease of 10 percent in volume.
Operating income. North America’s operating income increased 22 percent to $197 million during the three months ended June 30, 2023 from $161 million during the three months ended June 30, 2022. The increase was driven by favorable price and customer mix, which was partially offset by higher input costs and lower volume.
South America
Net sales. South America’s net sales decreased 11 percent to $257 million in the three months ended June 30, 2023 from $290 million in the three months ended June 30, 2022. The decrease reflected a reduction in volume of 14 percent and unfavorable foreign exchange impacts of 3 percent, which was partially offset by an improvement in price and customer mix of 7 percent.
Operating income. South America’s operating income decreased 41 percent to $23 million in the three months ended June 30, 2023 from $39 million in the three months ended June 30, 2022. The decrease was driven by lower volumes and higher input costs, as well as adverse foreign exchange impact in the Argentina joint venture results.
Asia-Pacific
Net sales. Asia-Pacific’s net sales decreased 3 percent to $267 million in the three months ended June 30, 2023 from $275 million in the three months ended June 30, 2022. The decrease was driven by unfavorable volumes of 11 percent and unfavorable foreign exchange impacts of 3 percent, which were partially offset by favorable price and customer mix of 11 percent.

Operating income. Asia-Pacific’s operating income increased 29 percent to $27 million during the three months ended June 30, 2023 from $21 million during the three months ended June 30, 2022. The increase was primarily driven by favorable price and customer mix that was partially offset by lower volume.
EMEA
Net sales. EMEA’s net sales increased by 4 percent to $203 million in the three months ended June 30, 2023 from $195 million in the three months ended June 30, 2022. The increase was driven by favorable price and customer mix of 31 percent, which was partially offset by unfavorable volumes of 16 percent and unfavorable foreign exchange impacts of 11 percent.
Operating income. EMEA’s operating income increased 45 percent to $42 million in the three months ended June 30, 2023 compared to $29 million in the three months ended June 30, 2022. The increase was primarily driven by favorable price and customer mix, partially offset by lower volumes, higher input costs and foreign exchange impacts.
For the Six Months Ended June 30, 2023
With Comparatives for the Six Months Ended June 30, 2022
Net sales. Net sales increased 7 percent to $4,206 million for the six months ended June 30, 2023 compared to $3,936 million for the six months ended June 30, 2022. The increase in net sales was driven by price and customer mix, which was partially offset by lower volumes and unfavorable foreign currency impacts.
Cost of sales. Cost of sales increased by 4 percent to $3,278 million during the six months ended June 30, 2023 compared to cost of sales of $3,167 million during the six months ended June 30, 2022. The increase in cost of sales primarily reflected higher net corn and other input costs which was partially offset by a decrease in volumes. Our gross profit margin of 22 percent during the six months ended June 30, 2023 increased from 20 percent for the six months ended June 30, 2022.
Operating expenses. Operating expenses increased 8 percent to $375 million during the six months ended June 30, 2023 compared to $348 million during the six months ended June 30, 2022. The increase in operating expenses was primarily attributable to cost impacts of higher inflation. Operating expenses as a percentage of net sales were approximately 9 percent in both the six months ended June 30, 2023 and the six months ended June 30, 2022.
Other operating expense (income). Other operating expense (income) was $11 million during the six months ended June 30, 2023 compared to $(6) million during the six months ended June 30, 2022. The 2023 expense was primarily attributable to charges related to a U.S.-based work stoppage and losses on equity method investments. Other operating (income) during the six months ended June 30, 2022 was primarily due to earnings from our equity method investments.
Financing costs. Financing costs increased 51 percent to $62 million in the six months ended June 30, 2023 compared to $41 million in the six months ended June 30, 2022. The increase was primarily due to higher interest rates, as well as higher average outstanding debt balances during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.
Provision for income taxes. Our effective income tax rate for the six months ended June 30, 2023 decreased to 25.1 percent from 27.4 percent for the six months ended June 30, 2022. The decrease in the effective tax rate was primarily driven by the appreciation of the Mexican peso against the U.S. dollar during the six months ended June 30, 2022 and interest on previously recognized tax benefits for certain Brazilian local incentives that were previously taxable. These impacts were partially offset by an increase in the Pakistan Super Tax rate.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $4 million for the six months ended June 30, 2023 and $6 million for the six months ended June 30, 2022.
Net income attributable to Ingredion. Net income attributable to Ingredion for the six months ended June 30, 2023 increased to $354 million from $272 million for the six months ended June 30, 2022. The increase in net income was due primarily to price and customer mix, which was partially offset by higher corn and input costs.

Segment Results
North America
Net sales. North America’s net sales increased 10 percent to $2,698 million during the six months ended June 30, 2023 from $2,458 million during the six months ended June 30, 2022. The increase was primarily driven by an improvement in price and customer mix of 18 percent, which was partially offset by a decrease in volume of 8 percent.
Operating income. North America’s operating income increased 27 percent to $404 million during the six months ended June 30, 2023 from $317 million during the six months ended June 30, 2022. The increase was driven by favorable price and customer mix, which was partially offset by higher input costs and lower volume.
South America
Net sales. South America’s net sales decreased 3 percent to $526 million in the six months ended June 30, 2023 from $542 million in the six months ended June 30, 2022. The decrease reflected a decline in volume of 9 percent and unfavorable foreign exchange impacts of 4 percent. These impacts were partially offset by an improvement in price and customer mix of 10 percent.
Operating income. South America’s operating income decreased 17 percent to $64 million in the six months ended June 30, 2023 from $77 million in the six months ended June 30, 2022. The decrease was driven by unfavorable volumes and higher input costs, as well as adverse foreign exchange impact in the Argentina joint venture results.
Asia-Pacific
Net sales. Asia-Pacific’s net sales decreased 1 percent to $544 million in the six months ended June 30, 2023 from $547 million in the six months ended June 30, 2022. The decrease was driven by unfavorable volumes of 9 percent and unfavorable foreign exchange impacts of 3 percent. These impacts were partially offset by a favorable price and customer mix of 11 percent.
Operating income. Asia-Pacific’s operating income increased 28 percent to $55 million in the six months ended June 30, 2023 from $43 million in the six months ended June 30, 2022. The increase was primarily driven by favorable price and customer mix that was partially offset by lower volume.
EMEA
Net sales. EMEA’s net sales increased by 13 percent to $438 million in the six months ended June 30, 2023 from $389 million in the six months ended June 30, 2022. The increase was driven by favorable price and customer mix of 34 percent, which was partially offset by unfavorable foreign exchange impacts of 13 percent and unfavorable volumes of 8 percent.
Operating income. EMEA’s operating income increased 65 percent to $99 million in the six months ended June 30, 2023 compared to $60 million in the six months ended June 30, 2022. The increase was primarily driven by favorable price and customer mix that was partially offset by lower volumes, higher input costs and foreign exchange impacts.
Liquidity and Capital Resources
As of June 30, 2023, we had total available liquidity of approximately $1,469 million. Domestic liquidity of $614 million consisted of $4 million in cash and cash equivalents and $610 million available through a $1 billion commercial paper program that had $390 million of outstanding borrowings. The commercial paper program, which we entered into on July 27, 2021, is backed by $1 billion of borrowing availability under a five-year revolving credit agreement that we entered into on June 30, 2021 and amended on November 30, 2022.
As of June 30, 2023, we had international liquidity of approximately $855 million, consisting of $253 million of cash and cash equivalents and $6 million of short-term investments held by our operations outside the U.S., as well as $596 million of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries, which guarantees aggregated to $83 million as of June 30, 2023. We believe that those consolidated subsidiaries will be able to meet their financial obligations as they become due.

As of June 30, 2023, we had total debt outstanding of approximately $2.5 billion, or approximately $1.9 billion excluding the outstanding commercial paper and other short-term borrowings. Of our outstanding debt, $1.7 billion consists of senior notes that do not require principal repayment until 2026 through 2050. The weighted average interest rate on our total indebtedness was approximately 4.3 percent for the six months ended June 30, 2023 and approximately 3.1 percent for the six months ended June 30, 2022.
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
Net Cash Flows
Our cash provided by operating activities was $279 million during the first half of 2023 compared to cash used for operating activities of $4 million in the first half of 2022. This increase was primarily due to changes in working capital and current period net income. Cash provided by changes in working capital increased by $231 million in the first half of 2023 compared to the first half of 2022. This was primarily attributable to decreases to changes in trade accounts receivable and changes in inventory, and partially offset by decreases in accounts payable and accrued liabilities.
We used $154 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during the first half of 2023, compared to $144 million that we paid during the first half of 2022 for the same purposes. Capital investment commitments for 2023 are anticipated to be approximately $300 million.
We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, was $95 million during the first half of 2023 compared to $90 million during the first half of 2022. This increase was due to the increase in our quarterly dividend from $0.65 to $0.71 per share of common stock during the third quarter of 2022. On May 19, 2023, our Board of Directors declared a quarterly cash dividend of $0.71 per share of common stock, which was paid on July 25, 2023, to stockholders of record at the close of business on July 3, 2023.
We did not repurchase common stock during the first half of 2023. During the first half of 2022, we repurchased approximately 957 thousand shares of common stock in open market transactions at a net cost of $83 million.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical accounting policies and estimates during the first half of 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 35 to 36 in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those disclosures during the six months ended June 30, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:
The following table presents information regarding our repurchase of shares of our common stock during the three months ended June 30, 2023.

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs at End of Period (in thousands)
April 1 – April 30, 2023	—	—	—	6,000 shares
May 1 – May 31, 2023	—	—	—	6,000 shares
June 1 – June 30, 2023	—	—	—	6,000 shares
Total	—	—	—
On September 26, 2022, the Board of Directors authorized a new stock repurchase program permitting us to purchase up to 6.0 million shares of our outstanding common stock from September 26, 2022 through December 31, 2025. As of June 30, 2023, we have 6.0 million shares available for repurchase under the stock repurchase program.

ITEM 5 OTHER INFORMATION

Rule 10b5-1 Trading Plans

On May 4, 2023, James P. Zallie, our President and Chief Executive Officer, entered into an amended written plan for the sale of up to 56,331 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plan commences on August 11, 2023 and will expire on February 2, 2026, or on any earlier date on which all of the shares have been sold.

Also on May 4, 2023, Mr. Zallie terminated an existing written plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. This original plan provided for the sale of up to 56,331 shares of our common stock between March 13, 2023 and October 10, 2024.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index below:
EXHIBIT INDEX

Exhibit No.	Description

10.1*
Ingredion Incorporated 2023 Stock Incentive Plan, as effective May 19, 2023 (incorporated by reference to Exhibit 10.1 to Ingredion's Current Report on Form 8-K dated May 19, 2023, filed on May 23, 2023) (File No. 1-13397).

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

INGREDION INCORPORATED

Date: August 8, 2023	By:	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

Date: August 8, 2023	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Global Controller and Global Shared Services