Form 10-Q
period 2023-09-30
Ingredion Inc
filed 2023-11-07
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2023
Common Stock, $0.01 par value	65,192,468 shares

INGREDION INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$2,033	$2,023	$6,239	$5,959
Cost of sales	1,612	1,649	4,890	4,816
Gross profit	421	374	1,349	1,143

Operating expenses	203	180	578	528
Other operating (income) expense	(5)	10	6	4
Restructuring/impairment charges	10	2	10	6

Operating income	213	182	755	605

Financing costs	26	24	88	65
Other non-operating expense (income)	2	(3)	4	(4)

Income before income taxes	185	161	663	544
Provision for income taxes	25	52	145	157
Net income	160	109	518	387
Less: Net income attributable to non-controlling interests	2	3	6	9
Net income attributable to Ingredion	$158	$106	$512	$378

Weighted average common shares outstanding:
Basic	66.0	65.8	66.1	66.4
Diluted	67.0	66.6	67.1	67.1

Earnings per common share of Ingredion:
Basic	$2.39	$1.61	$7.75	$5.69
Diluted	$2.36	$1.59	$7.63	$5.63
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$160	$109	$518	$387
Other comprehensive income:
(Losses) gains on cash flow hedges, net of income tax effect of $1, $19, $32 and $66, respectively	(5)	56	(91)	188
Losses (gains) on cash flow hedges reclassified to earnings, net of income tax effect of $10, $18, $11 and $52, respectively	24	(55)	25	(149)
(Losses) on pension and other postretirement obligations, net of income tax effect of $—, $—, $1, and $—, respectively	—	—	(1)	—
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $—	1	1	1	1
Currency translation adjustment	(45)	(114)	(30)	(195)
Comprehensive income (loss)	135	(3)	422	232
Less: Comprehensive income (loss) attributable to non-controlling interests	2	(2)	(2)	(4)
Comprehensive income (loss) attributable to Ingredion	$133	$(1)	$424	$236
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets

(in millions, except share and per share amounts)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$335	$236
Short-term investments	6	3
Accounts receivable, net	1,380	1,411
Inventories	1,502	1,597
Prepaid expenses	66	62
Total current assets	3,289	3,309

Property, plant and equipment, net of accumulated depreciation of $3,455 and $3,326, respectively	2,401	2,407
Intangible assets, net of accumulated amortization of $291 and $275, respectively	1,296	1,301
Other assets	563	544
Total assets	$7,549	$7,561

Liabilities and equity
Current liabilities:
Short-term borrowings	$466	$543
Accounts payable and accrued liabilities	1,202	1,339
Total current liabilities	1,668	1,882

Long-term debt	1,940	1,940
Other non-current liabilities	474	477
Total liabilities	4,082	4,299

Share-based payments subject to redemption	49	48
Redeemable non-controlling interests	41	51

Ingredion stockholders’ equity:
Preferred stock — authorized 25,000,000 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200,000,000 shares — $0.01 par value, 77,810,875 issued at September 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	1,143	1,132
Less: Treasury stock (common stock: 12,623,174 and 12,116,920 shares at September 30, 2023 and December 31, 2022, respectively) at cost	(1,211)	(1,148)
Accumulated other comprehensive loss	(1,144)	(1,048)
Retained earnings	4,575	4,210
Total Ingredion stockholders’ equity	3,364	3,147
Non-redeemable non-controlling interests	13	16
Total equity	3,377	3,163
Total liabilities and equity	$7,549	$7,561
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
(in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2022	$—	$1	$1,132	$(1,148)	$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion						512
Net income attributable to non-controlling interests							6
Dividends declared						(147)	(2)
Repurchases of common stock				(101)
Share-based compensation, net of issuance			4	38				1
Fair market value adjustment to non-controlling interests			7						(7)
Non-controlling interest purchases									(2)
Other comprehensive (loss)					(96)		(7)		(1)
Balance, September 30, 2023	$—	$1	$1,143	$(1,211)	$(1,144)	$4,575	$13	$49	$41

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
(in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						378
Net income attributable to non-controlling interests							7		2
Dividends declared						(134)	(4)
Repurchases of common stock, net				(112)
Share-based compensation, net of issuance			4	14				7
Fair market value adjustment to non-controlling interests			(29)						29
Non-controlling interest purchases									(40)
Other comprehensive (loss)					(155)		(7)		(6)
Balance, September 30, 2022	$—	$1	$1,133	$(1,159)	$(1,052)	$4,143	$14	$43	$56
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash provided by operating activities
Net income	$518	$387
Non-cash charges to net income:
Depreciation and amortization	165	160
Mechanical stores expense	48	42
Deferred income taxes	(7)	(3)
Other non-cash charges	52	41
Changes in working capital:
Accounts receivable and prepaid expenses	(6)	(276)
Inventories	61	(401)
Accounts payable and accrued liabilities	(173)	99
Margin accounts	2	(11)
Other	(13)	42
Cash provided by operating activities	647	80

Cash used for investing activities
Capital expenditures and mechanical stores purchases	(233)	(203)
Proceeds from disposal of manufacturing facilities and properties	2	7
Payments for acquisitions, net of cash acquired	—	(7)
Other	(11)	1
Cash used for investing activities	(242)	(202)

Cash (used for) provided by financing activities
Proceeds from borrowings	636	376
Payments on debt	(652)	(342)
Commercial paper borrowings, net	(57)	372
Repurchases of common stock, net	(101)	(112)
Issuances of common stock for share-based compensation, net	18	1
Purchases of non-controlling interests	(2)	(40)
Dividends paid, including to non-controlling interests	(143)	(133)
Cash (used for) provided by financing activities	(301)	122

Effects of foreign exchange rate changes on cash	(5)	(34)

Increase (decrease) in cash and cash equivalents	99	(34)

Cash and cash equivalents, beginning of period	236	328

Cash and cash equivalents, end of period	$335	$294
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
The unaudited Condensed Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 included herein were prepared by management on the same basis as Ingredion’s audited Consolidated Financial Statements for the year ended December 31, 2022 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.
 2. Summary of Significant Accounting Standards and Policies
For detailed information about Ingredion’s significant accounting standards and policies, see Note 1 of the Notes to the Consolidated Financial Statements included in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022.
New Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2024. We adopted ASU 2020-04 at the beginning of our 2023 fiscal year and this ASU did not have a material impact on our Condensed Consolidated Financial Statements.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments require filers to disclose information about supplier finance programs that is sufficient to allow financial statement users to understand their nature, activity during the period, changes from period to period and potential magnitude. The amendments in this update are effective for annual periods beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the updates to the standard at the beginning of our 2023 fiscal year and will adopt the amendment on rollforward information in the future. These updates did not have a material impact to our Condensed Consolidated Balance Sheets. The disclosure required by the recently adopted accounting standard is reflected in Note 13 of the Notes to Condensed Consolidated Financial Statements. We are currently assessing the impact of the rollforward information amendment on our Condensed Consolidated Financial Statements.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60). The amendments in this update require that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in this ASU are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. We plan to adopt this ASU on a prospective basis at the beginning of our 2025 fiscal year and do not believe it will have a material impact on our Condensed Consolidated Financial Statements.

 3. Acquisitions
PureCircle Non-Controlling Interests
During the quarter ended September 30, 2023, Ingredion purchased shares from minority shareholders in PureCircle Limited (“PureCircle”) for $2 million. These purchases increased our ownership percentage from 87 percent as of December 31, 2022 to 88 percent as of September 30, 2023.
During the three and nine months ended September 30, 2022, Ingredion purchased shares from minority shareholders in PureCircle for $13 million and $40 million, respectively. These purchases increased our ownership percentage in PureCircle from 75 percent as of December 31, 2021, to 85 percent as of September 30, 2022.
Other Acquisitions
On December 1, 2022, we acquired a 65 percent controlling interest in Mannitab Pharma Specialties Private Limited (“Mannitab”), an Indian manufacturer of spray dried and fine grade mannitol, for $22 million. We agreed to acquire the remaining 35 percent of Mannitab on or before March 2026. We recorded $19 million of goodwill and $9 million of definite-lived intangible assets on our Condensed Consolidated Financial Statements to reflect our controlling interest in Mannitab. Beginning at the acquisition date, our Condensed Consolidated Financial Statements reflect the effects of the acquisition and Mannitab’s financial results, which we report in our Asia-Pacific reportable business segment.
On August 1, 2022, we acquired Amishi Drugs and Chemicals Private Limited (“Amishi”) for $7 million, which added $3 million of goodwill and intangible assets to our Condensed Consolidated Financial Statements. Amishi is an Indian manufacturer of chemically modified starch-based pharmaceutical excipients. Beginning at the acquisition date, our Condensed Consolidated Financial Statements reflect the effects of the acquisition and Amishi’s financial results, which we report in our Asia-Pacific reportable business segment.
 4. Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.
The original carrying value of goodwill and accumulated impairment charges by reportable business segment at September 30, 2023 are as follows:

(in millions)	North America	South America	Asia-Pacific	EMEA	Total
Goodwill before impairment charges	$623	$49	$311	$72	$1,055
Accumulated impairment charges	(1)	(33)	(121)	—	(155)
Balance at December 31, 2022	622	16	190	72	900
Acquisition	—	—	19	—	19
Currency translation	—	1	(11)	(1)	(11)
Balance at September 30, 2023	$622	$17	$198	$71	$908
The following table summarizes the balances of Ingredion’s indefinite-lived intangible assets as of:

(in millions)	September 30, 2023	December 31, 2022
Trademarks/tradenames	$143	$143
Ingredion assesses goodwill and indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise). Based on the results of our assessment as of July 1, 2023, there were no impairments in our goodwill or indefinite-lived intangible assets.

 5. Investments
Investments consisted of the following as of:

(in millions)	September 30, 2023	December 31, 2022
Equity investments	$27	$23
Equity method investments	101	113
Marketable securities	4	3
Total investments	$132	$139
Our investments classified as equity investments do not have readily determinable fair values. Beginning on the dates we entered into the agreements for equity method investments, our share of income from them is included within Other operating (income) expense in the Condensed Consolidated Statements of Income. During the third quarter of 2023, we recorded a $10 million other-than-temporary-impairment on our equity method investments, included in Restructuring/impairment charges in the Condensed Consolidated Statements of Income.
Argentina Joint Venture
On February 12, 2021, Ingredion entered into an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish Ingrear Holding S.A. (the “Argentina joint venture”), a joint venture to sell value-added ingredients to customers in the food, beverage, pharmaceutical and other industries in Argentina, Chile and Uruguay. Ingredion and Grupo Arcor have completed all closing conditions, pending customary antitrust review, to combine the manufacturing facilities, finalize the transaction and formally establish the Argentina joint venture, which is managed by a jointly appointed team of executives.
 6. Derivative Instruments and Hedging Activities
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
For certain corn derivative instruments that are not designated as hedging instruments for accounting purposes, all realized and unrealized gains and losses from these instruments are recognized in cost of sales during each accounting period. We enter these derivative instruments to further mitigate commodity price risk related to anticipated purchases of corn. During the three and nine months ended September 30, 2023, we recognized an insignificant amount and a $1 million gain, respectively, on non-designated commodity contracts. During the three and nine months ended September 30, 2022, we recognized a $3 million gain and $2 million gain, respectively, on non-designated commodity contracts.
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
We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 58 million and 120 million bushels of corn as of September 30, 2023 and December 31, 2022, respectively. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 30 million and 31 million mmbtus of natural gas as of September 30, 2023 and December 31, 2022, respectively.
Foreign currency hedging: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when the results of our foreign operations are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency are revalued. Our foreign-exchange risk management strategy uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our transactional foreign exchange risk. We enter into foreign currency derivative instruments that are designated as cash flow hedging instruments as well as instruments not designated as hedging instruments for accounting purposes in order to mitigate transactional foreign-exchange risk. Gains and losses from derivative financial instruments not designated as hedging instruments for accounting purposes are marked to market in earnings during each period.
We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $463 million and $405 million as of September 30, 2023 and December 31, 2022, respectively. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $238 million and $239 million as of September 30, 2023 and December 31, 2022, respectively.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $594 million and $668 million as of September 30, 2023 and December 31, 2022, respectively. We also hedge certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $769 million and $840 million as of September 30, 2023 and December 31, 2022, respectively.
Interest rate hedging: We assess our exposure to variability in interest rates by identifying and monitoring changes in interest rates that may adversely impact future cash flows and the fair value of existing debt instruments and by evaluating hedging opportunities. Our risk management strategy is to monitor interest rate risk attributable to our outstanding and forecasted debt obligations as well as our offsetting hedge positions. Derivative financial instruments that we have used to manage our interest rate risk consist of interest rate swaps and T-Locks.
We periodically enter into T-Locks to hedge our exposure to interest rate changes. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate until the fixed interest rate is established and are accounted for as cash flow hedges. Accordingly, changes in the fair value of the T-Locks are recorded to AOCL until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. We have settled T-Locks associated with the issuance of our senior notes due in 2030 and 2050. The realized loss upon settlement of these T-Locks was recorded in AOCL and is amortized into earnings over the term of the senior notes. We did not have unsettled T-Locks as of September 30, 2023 and December 31, 2022.

The derivative instruments designated as cash flow hedges included in AOCL as of September 30, 2023 and December 31, 2022 are reflected below:

Derivatives in Cash Flow Hedging Relationships	Gains (Losses) included in AOCL as of
(in millions)	September 30, 2023	December 31, 2022
Commodity contracts, net of income tax effect of $19 and $3, respectively	$(56)	$8
Foreign currency contracts, net of income tax effect of $1 and $—, respectively	(1)	1
Interest rate contracts, net of income tax effect of $1	(3)	(3)
Total	$(60)	$6
As of September 30, 2023, AOCL included $59 million of net losses (net of income taxes of $20 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.
The fair value and balance sheet location of our derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are reflected below:

	Fair Value of Hedging Instruments as of September 30, 2023
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$5	$14	$19	$1	$8	$9
Other assets	1	11	12	—	—	—
Assets	6	25	31	1	8	9
Accounts payable and accrued liabilities	56	19	75	2	7	9
Non-current liabilities	2	4	6	—	1	1
Liabilities	58	23	81	2	8	10
Net Assets/(Liabilities)	$(52)	$2	$(50)	$(1)	$—	$(1)

	Fair Value of Hedging Instruments as of December 31, 2022
	Designated Hedging Instruments (in millions)			Non-Designated Hedging Instruments (in millions)
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$28	$20	$48	$—	$5	$5
Other assets	1	6	7	—	—	—
Assets	29	26	55	—	5	5
Accounts payable and accrued liabilities	22	23	45	1	6	7
Non-current liabilities	3	9	12	—	—	—
Liabilities	25	32	57	1	6	7
Net Assets/(Liabilities)	$4	$(6)	$(2)	$(1)	$(1)	$(2)

Additional information relating to our derivative instruments is presented below:

Derivatives in Cash Flow	Gains (Losses) Recognized in AOCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Three Months Ended September 30,		Income Statement	Three Months Ended September 30,
(in millions)	2023	2022	Location	2023	2022
Commodity contracts	$(10)	$72	Cost of sales	$(37)	$72
Foreign currency contracts	4	3	Net sales/Cost of sales	3	1
Total	$(6)	$75		$(34)	$73

Derivatives in Cash Flow	Gains (Losses) Recognized in AOCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Hedging Relationships	Nine Months Ended September 30,		Income Statement	Nine Months Ended September 30,
(in millions)	2023	2022	Location	2023	2022
Commodity contracts	$(132)	$240	Cost of sales	$(46)	$197
Foreign currency contracts	9	14	Net sales/Cost of sales	10	4
Total	$(123)	$254		$(36)	$201
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
Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of September 30, 2023				As of December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$4	$4	$—	$—	$3	$3	$—	$—
Derivative assets	40	39	1	—	60	49	11	—
Derivative liabilities	91	67	24	—	64	51	13	—
Long-term debt	1,679	—	1,679	—	1,733	—	1,733	—
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

 8. Financing Arrangements
Presented below are our debt carrying amounts, net of related discounts, premiums and debt issuance costs as of September 30, 2023 and December 31, 2022:

(in millions)	As of September 30, 2023	As of December 31, 2022
2.900% senior notes due June 1, 2030	$596	$595
3.200% senior notes due October 1, 2026	499	498
3.900% senior notes due June 1, 2050	391	390
6.625% senior notes due April 15, 2037	253	253
Term loan credit agreement due December 16, 2024	200	200
Revolving credit agreement	—	—
Other long-term borrowings	1	4
Total long-term debt	1,940	1,940
Commercial paper	333	390
Other short-term borrowings	133	153
Total short-term borrowings	466	543
Total debt	$2,406	$2,483
We maintain a commercial paper program under which we may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We use the note proceeds for general corporate purposes. During the nine months ended September 30, 2023, the average amount of commercial paper outstanding was $438 million with an average interest rate of 5.25 percent and a weighted average maturity of 11 days. During the nine months ended September 30, 2022, the average amount of commercial paper outstanding was $489 million with an average interest rate of 1.50 percent and a weighted average maturity of 18 days. As of September 30, 2023, $333 million of commercial paper was outstanding with an average interest rate of 5.52 percent and a weighted average maturity of 14 days. As of December 31, 2022, $390 million of commercial paper was outstanding with an average interest rate of 4.75 percent and a weighted average maturity of 7 days. The amount of commercial paper outstanding under this program for the remainder of 2023 is expected to fluctuate.
Other short-term borrowings as of September 30, 2023 and December 31, 2022 primarily include amounts outstanding under various unsecured local country operating lines of credit.
 9. Commitments and Contingencies
On October 30, 2023, we entered into a four-year collective bargaining agreement with the union at our Indianapolis manufacturing facility.
In October 2022, the Brazilian Superior Court of Justice issued a motion of clarification that certain tax incentives provided by local governments can be excluded from taxable income. In the fourth quarter of 2022, we filed an action for the right to recover previously taxable local government tax incentives granted during fiscal years 2018 to 2022. As our recovery is probable, we recorded a $27 million income tax benefit, which we expect to recover within five years. As of September 30, 2023 and December 31, 2022, we had $30 million and $27 million, respectively, of remaining tax incentives recorded within Other assets on the Condensed Consolidated Balance Sheets.

 10. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic (benefit) cost of the U.S. and non-U.S. defined benefit pension plans for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1	$1	$1	$1	$2	$3	$3	$3
Interest cost	3	2	3	2	11	6	8	7
Expected return on plan assets	(4)	(5)	(3)	(2)	(12)	(13)	(7)	(6)
Amortization of prior service credit	(1)	—	—	—	(1)	—	—	—
Amortization of actuarial loss	1	—	1	—	1	—	1	—
Net periodic (benefit) cost (a)	$—	$(2)	$2	$1	$1	$(4)	$5	$4
We anticipate that we will make cash contributions of $1 million and $3 million to our U.S. and non-U.S. pension plans, respectively, in 2023. For the nine months ended September 30, 2023, we made cash contributions of approximately $1 million to the U.S. plans and $2 million to the non-U.S. plans.
The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	1	1	3	2
Amortization of prior service cost	—	—	—	1
Net periodic cost (a)	$1	$1	$3	$3
_______________________________________
(a)The service cost component of net periodic (benefit) cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of prior service (credit) cost, and amortization of actuarial loss components of net periodic (benefit) cost are presented within Other non-operating expense (income) on the Condensed Consolidated Statements of Income.
 11. Equity
Treasury stock: On September 26, 2022, the Board of Directors authorized a new stock repurchase program permitting us to purchase up to 6 million shares of our outstanding common stock from September 26, 2022 through December 31, 2025. We may repurchase shares from time to time in the open market, in privately negotiated transactions, or otherwise, at prices we deem appropriate. We are not obligated to repurchase any shares under the authorization, and the repurchase program may be suspended, discontinued, or modified at any time, for any reason and without notice. The parameters of our stock repurchase program are not established solely with reference to the dilutive impact of shares issued under our stock incentive plan. However, we expect that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.
During the three and nine months ended September 30, 2023, we repurchased 1.0 million outstanding shares of common stock in open market transactions at a net cost of $101 million. During the three and nine months ended September 30, 2022, we repurchased 0.3 million and 1.3 million shares of common stock in open market transactions at a net cost of $29 million and $112 million, respectively.

Share-based Payments: The following table summarizes the components of our share-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Stock options:
Pre-tax compensation expense	$1	$1	$3	$3
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	1	1	3	3

Restricted stock units (“RSUs”):
Pre-tax compensation expense	4	4	11	10
Income tax benefit	—	—	(1)	(1)
RSUs, net of income taxes	4	4	10	9

Performance shares and other share-based awards:
Pre-tax compensation expense	4	2	9	9
Income tax benefit	(1)	—	(1)	(1)
Performance shares and other share-based compensation expense, net of income taxes	3	2	8	8

Total share-based compensation:
Pre-tax compensation expense	9	7	23	22
Income tax benefit	(1)	—	(2)	(2)
Total share-based compensation expense, net of income taxes	$8	$7	$21	$20
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
We granted non-qualified options to purchase 197 thousand shares and 281 thousand shares for the nine months ended September 30, 2023 and 2022, respectively. We estimated the fair value of each option grant by using the Black-Scholes option-pricing model with the following assumptions:

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

A summary of stock option transactions for the nine months ended September 30, 2023 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	2,222	$92.32	5.16	$24
Granted	197	98.69
Exercised	(345)	72.76
Cancelled	(62)	105.47
Outstanding as of September 30, 2023	2,012	$95.89	5.17	$15
Exercisable as of September 30, 2023	1,565	$96.88	4.20	$12
For the nine months ended September 30, 2023, cash received from the exercise of stock options was approximately $25 million. As of September 30, 2023, the unrecognized compensation cost related to non-vested stock options totaled $4 million, which we expect to amortize over the weighted-average period of approximately 1.6 years.
Additional information pertaining to stock option activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$23.80	$15.04
Total intrinsic value of stock options exercised	1	1	11	2
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after three years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.
The following table summarizes RSU activity in 2023:

(shares in thousands)	Number of Restricted Shares	Weighted Average Fair Value per Share
Non-vested at December 31, 2022	517	$88.04
Granted	217	98.29
Vested	(145)	88.13
Cancelled	(33)	91.18
Non-vested at September 30, 2023	556	$91.94
At September 30, 2023, the total remaining unrecognized compensation cost related to RSUs was $24 million, which will be amortized on a weighted-average basis over approximately 1.8 years.
Performance Shares: We have a long-term incentive plan for senior management in the form of performance shares. The vesting of the performance shares is generally based on two performance metrics. Fifty percent of the performance shares awarded vest based on our total shareholder return as compared to the total shareholder return of our peer group and the remaining fifty percent vest based on the calculation of our three-year average Adjusted Return on Invested Capital (“Adjusted ROIC”) against an established ROIC target.

For the 2023 performance shares awarded based on our total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our total shareholder return as compared to the total shareholder return of our peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture, and Compensation Committee (“Compensation Committee”) of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. We amortize the total compensation expense for these awards over a three-year graded vesting schedule.
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
For the nine months ended September 30, 2023, we awarded 92,628 thousand performance shares at a weighted average fair value of $114.26 per share. As of September 30, 2023, the unrecognized compensation cost related to these awards was $11 million, which we will amortize over the remaining service period of 2.0 years. The 2020 performance share awards that vested in February 2023 achieved a 77 percent payout of the granted performance shares. As of September 30, 2023, we estimated the 2021 performance share awards will pay out at 180 percent. For the nine months ended September 30, 2023, 34 thousand shares were cancelled.
Accumulated Other Comprehensive Loss: The following is a summary of accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 and 2022:

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2022	$(1,008)	$6	$(46)	$(1,048)
Other comprehensive (loss) before reclassification adjustments	(30)	(123)	(2)	(155)
Loss reclassified from accumulated OCL	—	36	1	37
Tax benefit	—	21	1	22
Net other comprehensive (loss)	(30)	(66)	—	(96)
Balance, September 30, 2023	$(1,038)	$(60)	$(46)	$(1,144)

(in millions)	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance, December 31, 2021	$(903)	$48	$(42)	$(897)
Other comprehensive (loss) gain before reclassification adjustments	(195)	254	—	59
(Gain) loss reclassified from accumulated OCL	—	(201)	1	(200)
Tax (provision)	—	(14)	—	(14)
Net other comprehensive (loss) income	(195)	39	1	(155)
Balance, September 30, 2022	$(1,098)	$87	$(41)	$(1,052)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity present the dividends per share for common stock for the periods indicated:

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
(in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2022	$—	$1	$1,132	$(1,148)	$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion						191
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.71/share)						(47)
Share-based compensation, net of issuance			1	21				(10)
Other comprehensive (loss)					(50)		(6)
Balance, March 31, 2023	$—	$1	$1,133	$(1,127)	$(1,098)	$4,354	$13	$38	$51
Net income attributable to Ingredion						163
Net income attributable to non-controlling interests							1
Dividends declared, common stock ($0.71/share)						(48)
Dividends declared, non-controlling interests							(1)
Share-based compensation, net of issuance			2	11				5
Fair market value adjustment to non-controlling interests			7						(7)
Other comprehensive (loss)					(21)		(1)		(1)
Balance, June 30, 2023	$—	$1	$1,142	$(1,116)	$(1,119)	$4,469	$12	$43	$43
Net income attributable to Ingredion						158
Net income attributable to non-controlling interests							2
Dividends declared, common stock ($0.78/share)						(52)
Dividends declared, non-controlling interests							(1)
Repurchases of common stock				(101)
Share-based compensation, net of issuance			1	6				6
Non-controlling interest purchases									(2)
Other comprehensive (loss)					(25)
Balance, September 30, 2023	$—	$1	$1,143	$(1,211)	$(1,144)	$4,575	$13	$49	$41

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
(in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion						130
Net income attributable to non-controlling interests							3
Dividends declared, common stock ($0.65/share)						(43)
Repurchases of common stock				(39)
Share-based compensation, net of issuance			2	9				(5)
Other comprehensive income (loss)					134		(2)
Balance, March 31, 2022	$—	$1	$1,160	$(1,091)	$(763)	$3,986	$19	$31	$71
Net income attributable to Ingredion						142
Net income attributable to non-controlling interests							2		1
Dividends declared, common stock ($0.65/share)						(43)
Dividends declared, non-controlling interests							(4)
Repurchases of common stock				(44)
Share-based compensation, net of issuance			2	2				6
Fair market value adjustment to non-controlling interests			(29)						29
Non-controlling interest purchases									(27)
Other comprehensive (loss)					(177)		(2)		(4)
Balance, June 30, 2022	$—	$1	$1,133	$(1,133)	$(940)	$4,085	$15	$37	$70
Net income attributable to Ingredion						106
Net income attributable to non-controlling interests							2		1
Dividends declared, common stock ($0.71/share)						(48)
Repurchases of common stock				(29)
Share-based compensation, net of issuance				3				6
Non-controlling interest purchases									(13)
Other comprehensive (loss)					(112)		(3)		(2)
Balance, September 30, 2022	$—	$1	$1,133	$(1,159)	$(1,052)	$4,143	$14	$43	$56

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$158	66.0	$2.39	$106	65.8	$1.61

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.0			0.8
Diluted EPS	$158	67.0	$2.36	$106	66.6	$1.59

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in millions, except per share amounts)	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$512	66.1	$7.75	$378	66.4	$5.69

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.0			0.7
Diluted EPS	$512	67.1	$7.63	$378	67.1	$5.63
Approximately 0.5 million share-based awards of common stock were excluded for both the three and nine months ended September 30, 2023, respectively, from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive. For the three and nine months ended September 30, 2022, approximately 1.6 million and 1.4 million share-based awards of common stock, respectively, were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
 12. Information by Segment and Geographic Region
On November 7, 2023, we announced that we intend to realign our operations into new segments beginning in the first quarter of 2024.
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and we are managed geographically on a regional basis. The nature, amount, timing and uncertainty of our Net sales are managed by us primarily based on our geographic segments, which we classify and report as North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”). Our North America segment includes businesses in the U.S., Mexico and Canada. Our South America segment includes businesses and our share of earnings from investments in joint ventures in Brazil, Argentina, Chile, Colombia, Ecuador, Peru and Uruguay. Our Asia-Pacific segment includes businesses in South Korea, Thailand, China, Australia, Japan, New Zealand, Indonesia, Singapore, the Philippines, Malaysia, India and Vietnam. Our EMEA segment includes businesses in Pakistan, Germany, Poland, the United Kingdom and South Africa. Net sales by product are not presented because to do so would be impracticable.

Presented below are our net sales to unaffiliated customers by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net sales to unaffiliated customers:
North America	$1,300	$1,262	$3,998	$3,720
South America	269	293	795	835
Asia-Pacific	272	278	816	825
EMEA	192	190	630	579
Total net sales	$2,033	$2,023	$6,239	$5,959

Presented below is our operating income by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Operating income:
North America	$171	$126	$575	$443
South America	32	48	96	125
Asia-Pacific	33	27	88	70
EMEA	32	30	131	90
Corporate	(49)	(40)	(124)	(109)
Subtotal	219	191	766	619
Acquisition/integration costs	—	—	—	(1)
Restructuring/impairment charges	(10)	—	(10)	(4)
Other matters	4	(9)	(1)	(9)
Total operating income	$213	$182	$755	$605
Presented below are our total assets by reportable segment as of September 30, 2023 and December 31, 2022:

(in millions)	As of September 30, 2023	As of December 31, 2022
Assets:
North America (a)	$4,537	$4,499
South America	926	949
Asia-Pacific	1,418	1,467
EMEA	668	646
Total assets	$7,549	$7,561
_____________________
(a)For purposes of presentation, North America includes Corporate assets.

 13. Supplementary Information
Accounts Receivable, Net
Accounts receivable, net as of September 30, 2023 and December 31, 2022, consist of:

(in millions)	As of September 30, 2023	As of December 31, 2022
Accounts receivable — trade	$1,241	$1,200
Accounts receivable — other	156	228
Allowance for credit losses	(17)	(17)
Total accounts receivable, net	$1,380	$1,411
There were no significant contract assets or contract liabilities associated with our customers as of September 30, 2023 or December 31, 2022. Liabilities for volume discounts and incentives were also not significant as of September 30, 2023 or December 31, 2022.
Inventories
Inventories as of September 30, 2023 and December 31, 2022, consist of:

(in millions)	As of September 30, 2023	As of December 31, 2022
Finished and in process	$945	$962
Raw materials	466	539
Manufacturing supplies	91	96
Total inventories	$1,502	$1,597
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
As of September 30, 2023 and December 31, 2022, participating financial institutions held $100 million and $175 million, respectively, of our liabilities recorded in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets. As of September 30, 2023, supply chain finance programs existed for operations in Brazil, Mexico, certain PureCircle entities, Colombia, Korea, Peru, Thailand and China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Ingredion is a leading global ingredients solutions provider that transforms corn, tapioca, potatoes, stevia, grains, fruits, gums and vegetables into value-added ingredients and biomaterials for the food, beverage, brewing and other industries. Our Purpose is to bring the potential of people, nature and technology together to make life better. As of September 30, 2023, we had 47 manufacturing facilities located in North America, South America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”), and we manage and operate our businesses at a regional level. We believe this approach provides us with a unique understanding of the cultures and product requirements in each of the geographic markets in which we operate, bringing added value to our customers.
During the quarter ended September 30, 2023, we achieved growth in net sales, operating income, net income and diluted earnings per share when compared to the same quarter last year. The increase in our net sales was driven by price and customer mix and impacts of foreign exchange rates, partially offset by lower volumes. Cost of sales decreased primarily due to lower volumes, the effect of which was partially offset by higher input costs. These factors led to higher gross margins and higher operating income compared to the third quarter of 2022.
Our net sales of $2,033 million for the third quarter of 2023 grew by 1 percent compared to our net sales of $2,023 million for the third quarter of 2022. Our operating income of $213 million for the third quarter of 2023 increased by 17 percent from our operating income of $182 million for the third quarter of 2022. Net income attributable to Ingredion for the third quarter of 2023 was $158 million, which represented an increase of 49 percent from $106 million, for the third quarter of 2022. The increases in net sales and operating income were primarily due to favorable price and customer mix, and lower costs for raw materials that more than offset lower sales volumes. The increase in net income was driven by these factors in addition to a more favorable effective tax rate primarily due to the recently issued IRS Notice 2023-55, which increased our ability to claim certain foreign tax credits against U.S. taxes, and more favorable country earnings mix.
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
We acquired a controlling majority of Mannitab on December 1, 2022 and fully acquired Amishi on August 1, 2022. For more information about these acquisitions, see Note 3 to the Condensed Consolidated Financial Statements included in this report. The results of the acquired businesses are included in our consolidated financial results beginning on the respective acquisition dates, which affects the comparability of results between years. In addition, our share of results in joint ventures is classified in our Condensed Consolidated Statements of Income within Other operating (income) expense and comparability between years and between financial statement line items is affected by the timing of and consideration provided to the investments. While we identify the impacts of acquisitions and investments on our results, our discussion below also addresses results of operations excluding those impacts, where appropriate, to provide a more comparable and meaningful analysis.
For the Three Months Ended September 30, 2023
With Comparatives for the Three Months Ended September 30, 2022
Net sales. Net sales increased 1 percent to $2,033 million for the three months ended September 30, 2023 compared to $2,023 million for the three months ended September 30, 2022. The increase in net sales was driven by favorable price and customer mix, as well as favorable foreign exchange rates, which was partially offset by lower volumes.
Cost of sales. Cost of sales decreased 2 percent to $1,612 million during the three months ended September 30, 2023 compared to cost of sales of $1,649 million during the three months ended September 30, 2022. The decrease in cost of sales was due primarily to lower volumes partially offset by higher input costs. Our gross profit margin of 21 percent during the three months ended September 30, 2023 increased from 18 percent for the three months ended September 30, 2022.
Operating expenses. Operating expenses increased 13 percent to $203 million during the three months ended September 30, 2023 compared to $180 million during the three months ended September 30, 2022. The increase in operating expenses was primarily attributable to increased compensation cost. Operating expenses as a percentage of net sales were approximately 10 percent and 9 percent for the three months ended September 30, 2023 and the three months ended September 30, 2022, respectively.
Other operating (income) expense. Other operating (income) was $(5) million during the three months ended September 30, 2023 compared to other operating expense of $10 million during the three months ended September 30, 2022. The change was primarily attributable to insurance recoveries during the three months ended September 30, 2023 compared to charges related to a U.S.-based work stoppage during the three months ended September 30, 2022.
Restructuring and impairment charges. Restructuring and impairment charges were $10 million during the three months ended September 30, 2023 compared to $2 million for the three months ended September 30, 2022. During the third quarter of 2023, we recorded a $10 million other-than-temporary-impairment on our equity method investments.
Financing costs. Financing costs increased 8 percent to $26 million during the three months ended September 30, 2023 compared to $24 million during the three months ended September 30, 2022. The increase was primarily due to higher interest rates, which was partially offset by lower average outstanding debt balances during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Provision for income taxes. Our effective income tax rates for the three months ended September 30, 2023 and three months ended September 30, 2022 were 13.5 percent and 32.3 percent, respectively. The decrease in the effective tax rate was primarily driven by the recently issued IRS Notice 2023-55, which increased our ability to claim certain foreign tax credits against U.S. taxes, a favorable country earnings mix primarily due to Brazil tax law developments, and a related increase in our foreign-derived intangible income deduction.
Net income attributable to Ingredion. Net income attributable to Ingredion for the three months ended September 30, 2023 increased to $158 million from $106 million for the three months ended September 30, 2022. The increase in net income was due primarily to price and customer mix and a more favorable effective tax rate, which was partially offset by lower volumes and higher operating expenses.
Segment Results
North America
Net sales. North America’s net sales increased 3 percent to $1,300 million during the three months ended September 30, 2023 from $1,262 million during the three months ended September 30, 2022. The increase was primarily driven by an improvement of 12 percent in price and customer mix, which was partially offset by a decrease of 9 percent in volume.
Operating income. North America’s operating income increased 36 percent to $171 million during the three months ended September 30, 2023 from $126 million during the three months ended September 30, 2022. The increase was driven by favorable price mix, partially offset by higher input costs and lower volume.
South America
Net sales. South America’s net sales decreased 8 percent to $269 million in the three months ended September 30, 2023 from $293 million in the three months ended September 30, 2022. The decrease was driven by an unfavorable price and customer mix of 10 percent and a reduction in volume of 5 percent, which was partially offset by favorable foreign exchange impacts of 7 percent.
Operating income. South America’s operating income decreased 33 percent to $32 million in the three months ended September 30, 2023 from $48 million in the three months ended September 30, 2022. The decrease was driven primarily by lower volume and higher energy costs.

Asia-Pacific
Net sales. Asia-Pacific’s net sales decreased 2 percent to $272 million in the three months ended September 30, 2023 from $278 million in the three months ended September 30, 2022. The decrease was driven by unfavorable volumes of 4 percent, which were partially offset by favorable price and customer mix of 2 percent.
Operating income. Asia-Pacific’s operating income increased 22 percent to $33 million during the three months ended September 30, 2023 from $27 million during the three months ended September 30, 2022. The increase was primarily driven by favorable price and customer mix, partially offset by higher input costs and lower volumes.
EMEA
Net sales. EMEA’s net sales increased by 1 percent to $192 million in the three months ended September 30, 2023 from $190 million in the three months ended September 30, 2022. The increase was driven by favorable price and customer mix of 18 percent, which was partially offset by unfavorable volumes of 13 percent and unfavorable foreign exchange impacts of 4 percent.
Operating income. EMEA’s operating income increased 7 percent to $32 million in the three months ended September 30, 2023 compared to $30 million in the three months ended September 30, 2022. The increase was primarily driven by favorable price and customer mix, partially offset by lower volumes, higher raw material costs and foreign exchange impacts.
For the Nine Months Ended September 30, 2023
With Comparatives for the Nine Months Ended September 30, 2022
Net sales. Net sales increased 5 percent to $6,239 million for the nine months ended September 30, 2023 compared to $5,959 million for the nine months ended September 30, 2022. The increase in net sales was driven by price and customer mix, which was partially offset by lower volumes and unfavorable foreign currency impacts.
Cost of sales. Cost of sales increased 2 percent to $4,890 million during the nine months ended September 30, 2023 compared to cost of sales of $4,816 million during the nine months ended September 30, 2022. The increase in cost of sales primarily reflected higher net corn and other input costs which were partially offset by a decrease in volumes. Our gross profit margin of 22 percent during the nine months ended September 30, 2023 increased from 19 percent for the nine months ended September 30, 2022.
Operating expenses. Operating expenses increased 9 percent to $578 million during the nine months ended September 30, 2023 compared to $528 million during the nine months ended September 30, 2022. The increase in operating expenses was primarily attributable to higher compensation costs. Operating expenses as a percentage of net sales were approximately 9 percent during the nine months ended September 30, 2023 and the nine months ended September 30, 2022.
Other operating (income) expense. Other operating expense was $6 million during the nine months ended September 30, 2023 compared to $4 million during the nine months ended September 30, 2022.
Restructuring and impairment charges. Restructuring and impairment charges were $10 million during the nine months ended September 30, 2023 compared to $6 million for the nine months ended September 30, 2022. During the third quarter of 2023, we recorded a $10 million other-than-temporary-impairment on our equity method investments.
Financing costs. Financing costs increased 35 percent to $88 million in the nine months ended September 30, 2023 compared to $65 million in the nine months ended September 30, 2022. The increase was primarily due to higher interest rates and higher average outstanding debt balances during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Provision for income taxes. Our effective income tax rate for the nine months ended September 30, 2023 decreased to 21.9 percent from 28.9 percent for the nine months ended September 30, 2022. The decrease in the effective tax rate was primarily driven by the value of the Mexican Peso against the U.S. Dollar, the recently issued IRS Notice 2023-55, which increased our ability to claim certain foreign tax credits against U.S. taxes, a favorable country earning mix primarily due to Brazil tax law developments, and a related increase in the Company’s foreign-derived intangible income deduction.
Net income attributable to Ingredion. Net income attributable to Ingredion for the nine months ended September 30, 2023 increased to $512 million from $378 million for the nine months ended September 30, 2022. The increase in net income was due primarily to price and customer mix and a more favorable effective tax rate, which was partially offset by higher corn and other input costs and lower volumes.
Segment Results
North America
Net sales. North America’s net sales increased 7 percent to $3,998 million during the nine months ended September 30, 2023 from $3,720 million during the nine months ended September 30, 2022. The increase was primarily driven by an improvement in price and customer mix of 17 percent, which was partially offset by a decrease in volume of 9 percent and unfavorable foreign exchange impacts of 1 percent.
Operating income. North America’s operating income increased 30 percent to $575 million during the nine months ended September 30, 2023 from $443 million during the nine months ended September 30, 2022. The increase was driven by favorable price mix, partially offset by higher input costs and lower volume.
South America
Net sales. South America’s net sales decreased 5 percent to $795 million in the nine months ended September 30, 2023 from $835 million in the nine months ended September 30, 2022. The decrease reflected a decline in volume of 8 percent, the effect of which was partially offset by an improvement in price and customer mix of 3 percent.
Operating income. South America’s operating income decreased 23 percent to $96 million in the nine months ended September 30, 2023 from $125 million in the nine months ended September 30, 2022. The decrease was driven primarily by lower volume and higher energy costs.
Asia-Pacific
Net sales. Asia-Pacific’s net sales decreased 1 percent to $816 million in the nine months ended September 30, 2023 from $825 million in the nine months ended September 30, 2022. The decrease was driven by unfavorable volumes of 8 percent and unfavorable foreign exchange impacts of 2 percent. These impacts were partially offset by a favorable price and customer mix of 9 percent.
Operating income. Asia-Pacific’s operating income increased 26 percent to $88 million in the nine months ended September 30, 2023 from $70 million in the nine months ended September 30, 2022. The increase was primarily driven by favorable price and customer mix, partially offset by higher input costs and lower volumes.
EMEA
Net sales. EMEA’s net sales increased 9 percent to $630 million in the nine months ended September 30, 2023 from $579 million in the nine months ended September 30, 2022. The increase was driven by favorable price and customer mix of 29 percent, which was partially offset by unfavorable foreign exchange impacts of 10 percent and unfavorable volumes of 10 percent.
Operating income. EMEA’s operating income increased 46 percent to $131 million in the nine months ended September 30, 2023 compared to $90 million in the nine months ended September 30, 2022. The increase was primarily driven by favorable price and customer mix that was partially offset by lower volumes, higher raw material costs and foreign exchange impacts.
Liquidity and Capital Resources
As of September 30, 2023, we had total available liquidity of approximately $1,631 million. Domestic liquidity of $672 million consisted of $5 million in cash and cash equivalents and $667 million available through a $1 billion commercial paper program that had $333 million of outstanding borrowings. The commercial paper program is backed by $1 billion of borrowing availability under a five-year revolving credit agreement.
As of September 30, 2023, we had international liquidity of approximately $959 million, consisting of $330 million of cash and cash equivalents and $6 million of short-term investments held by our operations outside the U.S., as well as $623 million of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries. These guarantees totaled $85 million as of September 30, 2023. We believe that those consolidated subsidiaries will be able to meet their financial obligations as they become due.
As of September 30, 2023, we had total debt outstanding of approximately $2.4 billion, or approximately $1.9 billion excluding the outstanding commercial paper and other short-term borrowings. Of our outstanding debt, $1.7 billion consists of senior notes that do not require principal repayment until 2026 through 2050. We also have a two-year, senior, unsecured $200 million term loan that matures in December 2024. The weighted average interest rate on our total indebtedness was approximately 4.4 percent for the nine months ended September 30, 2023 and approximately 3.3 percent for the nine months ended September 30, 2022.
The principal source of our liquidity is our internally generated cash flow, which we supplement as necessary with our ability to borrow under our credit facilities and commercial paper program and to raise funds in the capital markets. We currently expect that our available cash balances, future cash flow from operations, access to debt markets and borrowing capacity under our revolving credit facility and commercial paper program will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other operating, investing and financing activities for at least the next twelve months and for the foreseeable future thereafter. Our future cash flow needs will depend on many factors, including our rate of revenue growth, cost of raw materials, changing working capital requirements, the timing and extent of our expansion into new markets, the timing of introductions of new products, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our new products and general economic and market conditions. We may need to raise additional capital or incur indebtedness to fund our needs for less predictable strategic initiatives, such as acquisitions.
Net Cash Flows
Our cash provided by operating activities was $647 million during the nine months ended September 30, 2023 compared to cash provided by operating activities of $80 million during the nine months ended September 30, 2022. The increase was primarily due to changes in working capital and current period net income. Cash provided by changes in working capital increased by $473 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to decreases in inventory and trade accounts receivable, the effect of which was partially offset by decreases in accounts payable and accrued liabilities.
We used $233 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during the nine months ended September 30, 2023, compared to $203 million that we paid during the nine months ended September 30, 2022 for the same purposes. Capital investment commitments for 2023 are anticipated to be approximately $310 million.
We used $301 million of cash for financing activities during the nine months ended September 30, 2023 and had cash provided by financing activities of $122 million for the nine months ended September 30, 2022. The difference was primarily attributable to a net $57 million reduction of our commercial paper borrowings during the nine months ended September 30, 2023 from $372 million net borrowings of commercial paper during the nine months ended September 30, 2022.
We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, was $143 million during the nine months ended September 30, 2023 compared to $133 million during the nine months ended September 30, 2022. The increase in dividend payments was due to an increase in our quarterly dividends rate to $0.71 per share of common stock during the nine months ended September 30, 2023 from $0.65 per share during the nine months ended September 30, 2022. On August 7, 2023, our Board of Directors declared a quarterly cash dividend of $0.78 per share of common stock, which was paid on October 24, 2023, to stockholders of record at the close of business on October 2, 2023.
During the three and nine months ended September 30, 2023, we repurchased 1.0 million outstanding shares of common stock in open market transactions at a net cost of $101 million. During the three and nine months ended

September 30, 2022, we repurchased 0.3 million and 1.3 million shares of common stock in open market transactions at a net cost of $29 million and $112 million, respectively.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk at pages 35 to 36 in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those disclosures during the nine months ended September 30, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In September 2022, following certain air emissions testing Ingredion performed at our Bedford Park, Illinois manufacturing facility, we reported to the Illinois Environmental Protection Agency (the “Illinois EPA”) that certain emissions had exceeded applicable limits under an air emissions permit. On February 8, 2023, the Illinois EPA issued a Notice of Violation with respect to the matter addressed in our report. Violations of the Illinois environmental statute could result in the imposition of civil or criminal monetary penalties. We are engaged in discussions with the Illinois EPA regarding this matter.
In 2015 and 2016, Ingredion self-reported certain monitoring and recordkeeping issues relating to environmental regulatory matters involving its Indianapolis, Indiana manufacturing facility. In September 2017, following inspections and the provision by Ingredion of requested information to the U.S. Environmental Protection Agency (the “EPA”), the EPA issued Ingredion a Notice of Violation, which included additional alleged violations beyond those self-reported by Ingredion. These additional alleged violations primarily relate to the results of stack testing at the facility. The allegations in the Notice of Violation, whether from the self-reported information, the inspections or the additional requested information, are not material to us. The EPA has referred the overall matter to the U.S. Department of Justice, Environment and Natural Resources Division (the “DOJ”). The DOJ and Ingredion are engaged in discussions with respect to a resolution of this matter.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities:
The following table presents information regarding our repurchase of shares of our common stock during the three months ended September 30, 2023.

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs at End of Period (in thousands)
July 1 – July 31, 2023	—	—	—	6,000 shares
August 1 – August 31, 2023	673	100.00	673	5,327 shares
September 1 – September 30, 2023	327	100.29	327	5,000 shares
Total	1,000	100.09	1,000
On September 26, 2022, the Board of Directors authorized a new stock repurchase program permitting us to purchase up to 6.0 million shares of our outstanding common stock from September 26, 2022 through December 31, 2025. As of September 30, 2023, we have 5.0 million shares available for repurchase under the stock repurchase program.

ITEM 5. OTHER INFORMATION

Trading Arrangements:

During the quarter ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, or any non-Rule 10b5-1 trading arrangement.

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

INGREDION INCORPORATED

Date: November 7, 2023	By:	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

Date: November 7, 2023	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Global Controller and Global Shared Services