Form 10-Q
period 2024-03-31
Ingredion Inc
filed 2024-05-09
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number 1-13397
INGREDION INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	22-3514823
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5 Westbrook Corporate Center, Westchester, Illinois	60154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (708) 551-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INGR	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2024
Common Stock, $0.01 par value	65,647,485 shares

INGREDION INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollars and shares in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,882	$2,137
Cost of sales	1,465	1,650
Gross profit	417	487
Operating expenses	189	187
Other operating expense	12	9
Restructuring/impairment charges	3	—
Operating income	213	291
Financing costs	19	32
Net gain on sale of business	(82)	—
Income before income taxes	276	259
Provision for income taxes	58	65
Net income	218	194
Less: Net income attributable to non-controlling interests	2	3
Net income attributable to Ingredion	$216	$191

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	65.7	66.1
Diluted	66.8	67.1

Earnings per common share of Ingredion:
Basic	$3.29	$2.89
Diluted	$3.23	$2.85
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$218	$194
Other comprehensive income:
(Losses) on cash flow hedges, net of income tax effect of $10 and $16	(31)	(42)
Losses (gains) on cash flow hedges reclassified to earnings, net of income tax effect of $9 and $4	24	(14)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $0	1	—
Currency translation adjustment	—	6
Comprehensive income	212	144
Less: Comprehensive income (loss) attributable to non-controlling interests	1	(3)
Comprehensive income attributable to Ingredion	$211	$147
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$438	$401
Short-term investments	7	8
Accounts receivable, net	1,284	1,279
Inventories	1,344	1,450
Prepaid expenses and assets held for sale	52	261
Total current assets	3,125	3,399
Property, plant and equipment, net of accumulated depreciation of $3,444 and $3,428	2,334	2,370
Intangible assets, net of accumulated amortization of $305 and $299	1,286	1,303
Other non-current assets	574	570
Total assets	$7,319	$7,642

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$141	$448
Accounts payable	659	778
Accrued liabilities and liabilities held for sale	483	546
Total current liabilities	1,283	1,772
Long-term debt	1,740	1,740
Other non-current liabilities	471	480
Total liabilities	3,494	3,992

Share-based payments subject to redemption	43	55
Redeemable non-controlling interests	42	43

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 shares issued at March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	1,146	1,146
Less: Treasury stock (common stock: 12.2 and 12.6 shares at March 31, 2024 and December 31, 2023) at cost	(1,179)	(1,207)
Accumulated other comprehensive loss	(1,062)	(1,056)
Retained earnings	4,818	4,654
Total Ingredion stockholders’ equity	3,724	3,538
Non-redeemable non-controlling interests	16	14
Total stockholders' equity	3,740	3,552
Total liabilities and stockholders' equity	$7,319	$7,642
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)
(in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2023	$—	$1	$1,146	$(1,207)	$(1,056)	$4,654	$14	$55	$43
Net income attributable to Ingredion	—	—	—	—	—	216	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.78/share)	—	—	—	—	—	(52)	—	—	—
Repurchases of common stock, net	—	—	—	(1)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	—	29	—	—	—	(12)	—
Other comprehensive (loss)	—	—	—	—	(6)	—	—	—	(1)
Balance, March 31, 2024	$—	$1	$1,146	$(1,179)	$(1,062)	$4,818	$16	$43	$42

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance, December 31, 2022	$—	$1	$1,132	$(1,148)	$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion	—	—	—	—	—	191	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	3	—	—
Dividends declared, common stock ($0.71/share)	—	—	—	—	—	(47)	—	—	—
Share-based compensation, net of issuance	—	—	1	21	—	—	—	(10)	—
Other comprehensive (loss)	—	—	—	—	(50)	—	(6)	—	—
Balance, March 31, 2023	$—	$1	$1,133	$(1,127)	$(1,098)	$4,354	$13	$38	$51
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash from operating activities
Net income	$218	$194
Non-cash charges to net income:
Depreciation and amortization	53	54
Mechanical stores expense	14	18
Net gain on sale of business	(82)	—
Other non-cash charges	32	20
Changes in working capital:
Accounts receivable and prepaid expenses	6	(44)
Inventories	104	(87)
Accounts payable and accrued liabilities	(135)	(171)
Margin accounts	(11)	(19)
Other	10	(16)
Cash provided by (used for) operating activities	209	(51)
Cash from investing activities
Capital expenditures and mechanical stores purchases	(65)	(76)
Proceeds from disposal of manufacturing facilities and properties	—	1
Proceeds from sale of business	247	—
Other	(1)	(6)
Cash provided by (used for) investing activities	181	(81)
Cash from financing activities
Proceeds from borrowings	149	318
Payments on debt	(134)	(267)
Commercial paper borrowings, net	(312)	107
Repurchases of common stock, net	(1)	—
Issuances of common stock for share-based compensation, net	2	2
Dividends paid, including to non-controlling interests	(51)	(47)
Cash (used for) provided by financing activities	(347)	113
Effects of foreign exchange rate changes on cash	(6)	(1)
Increase (decrease) in cash and cash equivalents	37	(20)
Cash and cash equivalents, beginning of period	401	236
Cash and cash equivalents, end of period	$438	$216
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

 1. Basis of Presentation and New Accounting Standards
Unless the context otherwise requires, all references herein to the “Company,” “Ingredion,” “we,” “us,” and “our” shall mean Ingredion Incorporated and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2023.
The unaudited Condensed Consolidated Financial Statements as of March 31, 2024 and for the first quarter of 2024 and 2023 included herein were prepared by us on the same basis as our audited Consolidated Financial Statements for the year ended December 31, 2023 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in our opinion, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.
The significant accounting policies and estimates used in preparing these Condensed Consolidated Financial Statements were applied on the same basis consistent with those reflected in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2023.
In November 2023, we announced a strategic reorganization of our business. As more fully described in Note 10, under our new reportable segments, effective January 1, 2024, there are three reportable segments consisting of - Texture & Healthful Solutions (“T&HS”), Food & Industrial Ingredients - Latin America (“F&II - LATAM”) and Food & Industrial Ingredients - U.S./Canada (“F&II - US/Canada”).
New Accounting Standards
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments require filers to disclose information about supplier finance programs that is sufficient to allow financial statement users to understand their nature, activity during the period, changes from period to period and potential magnitude. The amendments in this ASU are effective for annual periods beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this ASU at the beginning of our 2023 fiscal year and adopted the amendment on rollforward information at the beginning of our 2024 fiscal year. The disclosures required by this ASU are reflected in Note 12.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60). The amendments in this ASU require that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in this ASU are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. We will adopt this ASU on a prospective basis at the beginning of our 2025 fiscal year and do not believe it will have a material impact on the Condensed Consolidated Financial Statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We are currently assessing the impact of this ASU on the Condensed Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require public business entities on an annual basis to disclose specific categories in the rate

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires information pertaining to taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes with further disaggregation for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently waiting for additional guidance to be issued on the quantitative thresholds before we can assess the impact of this ASU on the Condensed Consolidated Financial Statements.
 2. Divestitures
South Korea Divestiture
On February 1, 2024, we completed the sale of our South Korea business, which we report for segment purposes in All Other, for a total consideration of 384.0 billion South Korean won, or approximately $294 million. We received 330.0 billion South Korea won, or $247 million net of certain transaction costs, when the transaction closed, and we will receive the remaining consideration in equal annual payments through February 2027. As a result, we recognized a pre-tax net gain of $82 million within Net gain on sale of business in the Condensed Consolidated Statements of Income.
 3. Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Ingredion assesses goodwill and indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise). Changes to our reportable segments effective January 1, 2024, as described in Note 10, resulted in a change to our reporting units.
As of this effective date, we performed a qualitative assessment of the goodwill under our former reporting units to determine if it is more likely than not that the reporting unit’s goodwill is impaired. As a result of this analysis, we did not identify any indications that any of the carrying amounts of the reporting units exceeded their respective fair values. Next, we performed a quantitative assessment to reallocate goodwill to our new reporting units using a relative fair value approach. We evaluated these new reporting units for impairment as of January 1, 2024, and determined the fair value was in excess of carrying value for all our reporting units indicating no impairments are present.
The original carrying values of goodwill and accumulated impairment charges by reportable segment and All Other as of March 31, 2024 are presented below. There were no accumulated impairment charges by reportable segment.

	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Total
Balance as of January 1, 2024	$388	$146	$296	$88	$918
Currency translation	(5)	(1)	—	(2)	(8)
Balance as of March 31, 2024	$383	$145	$296	$86	$910
 4. Investments

Investments as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Equity investments	$29	$27
Equity method investments	98	112
Marketable securities	4	4
Total investments	$131	$143
Our investments classified as equity investments do not have readily determinable fair values. Beginning on the dates we entered into the agreements for equity method investments, our share of income from these investments is included within Other operating expense in the Condensed Consolidated Statements of Income.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Argentina Joint Venture
On February 12, 2021, we entered into an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish Ingrear Holding S.A. (the “Argentina joint venture”), a joint venture to sell value-added ingredients to customers in the food, beverage, pharmaceutical and other industries in Argentina, Chile and Uruguay. Ingredion and Grupo Arcor have completed all closing conditions, pending customary antitrust review, to combine the manufacturing facilities, finalize the transaction and formally establish the Argentina joint venture, which is managed by a jointly appointed team of executives. The Argentina joint venture is accounted for on the equity method of accounting, and we recognize our share of income or expense in Other operating expense one month in arrears due to the timing of when results are available. On December 13, 2023, the new Argentine government allowed the Argentine peso to devalue from the exchange rate of approximately 366 pesos to one U.S. dollar, to 800 pesos to one U.S. dollar. As we recognize our share of earnings one month in arrears, the loss from the change in value of the peso in December 2023 was recorded in Other operating expense during the first quarter of 2024.
 5. Derivative Instruments and Hedging Activities
Commodity price hedging: We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 96 million and 109 million bushels of corn as of March 31, 2024 and December 31, 2023. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 26 million and 28 million mmbtus of natural gas as of March 31, 2024 and December 31, 2023.
Foreign currency hedging: We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $445 million and $694 million as of March 31, 2024 and December 31, 2023. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $171 million and $182 million as of March 31, 2024 and December 31, 2023.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $328 million and $449 million as of March 31, 2024 and December 31, 2023. We also hedge certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $480 million and $621 million as of March 31, 2024 and December 31, 2023.
Interest rate hedging: We periodically enter into T-Locks to hedge our exposure to interest rate changes. We have settled T-Locks associated with the issuance of our senior notes due in 2030 and 2050. The realized loss upon settlement of these T-Locks was recorded in Accumulated other comprehensive loss (“AOCL”) and is amortized into earnings over the term of the senior notes. We did not have outstanding T-Locks as of either March 31, 2024 or December 31, 2023.
The derivative instruments designated as cash flow hedges included in AOCL as of March 31, 2024 and December 31, 2023 are as follows:

	(Losses) included in AOCL as of
	March 31, 2024	December 31, 2023
Commodity contracts, net of income tax effect of $19 and $17	$(53)	$(46)
Foreign currency contracts, net of income tax effect of $2 and $1	—	—
Interest rate contracts, net of income tax effect of $1	(2)	(2)
Total	$(55)	$(48)
As of March 31, 2024, AOCL included $52 million of net losses (net of income taxes of $18 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next 12 months.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

The fair value and balance sheet location of our derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are as follows:

	Fair Value of Hedging Instruments as of March 31, 2024
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$8	$10	$18	$1	$6	$7
Other non-current assets	—	4	4	—	1	1
Assets	8	14	22	1	7	8
Accounts payable	58	14	72	3	6	9
Other non-current liabilities	2	—	2	—	—	—
Liabilities	60	14	74	3	6	9
Net Assets/(Liabilities)	$(52)	$—	$(52)	$(2)	$1	$(1)

	Fair Value of Hedging Instruments as of December 31, 2023
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$6	$11	$17	$—	$5	$5
Other non-current assets	—	4	4	—	—	—
Assets	6	15	21	—	5	5
Accounts payable	44	14	58	2	12	14
Other non-current liabilities	2	2	4	—	—	—
Liabilities	46	16	62	2	12	14
Net Assets/(Liabilities)	$(40)	$(1)	$(41)	$(2)	$(7)	$(9)
Additional information relating to our derivative instruments are as follows:

	(Losses) Gains Recognized in AOCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
Derivatives in Cash Flow	Three Months Ended March 31,		Income Statement	Three Months Ended March 31,
Hedging Relationships	2024	2023	Location	2024	2023
Commodity contracts	$(42)	$(67)	Cost of sales	$(33)	$9
Foreign currency contracts	1	9	Net sales/Cost of sales	—	9
Total	$(41)	$(58)		$(33)	$18
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

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
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
Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of March 31, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$4	$4	$—	$—	$4	$4	$—	$—
Derivative assets	30	29	1	—	26	26	—	—
Derivative liabilities	83	53	30	—	76	43	33	—
Long-term debt	1,575	—	1,575	—	1,591	—	1,591	—
The carrying values of cash equivalents, short-term investments, accounts receivable, short-term borrowings and accounts payable approximate fair values. Commodity futures, options and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of our Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.
 7. Financing Arrangements
Presented below are our debt carrying amounts, net of related discounts, premiums and debt issuance costs, as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
2.900% senior notes due June 1, 2030	$596	$596
3.200% senior notes due October 1, 2026	499	499
3.900% senior notes due June 1, 2050	391	391
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	1	1
Total long-term debt	1,740	1,740
Commercial paper	16	327
Other short-term borrowings	125	121
Total short-term borrowings	141	448
Total debt	$1,881	$2,188
We maintain a commercial paper program under which we may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We use the note proceeds for general corporate purposes. During the first quarter of 2024, the average amount of commercial paper outstanding was $118 million with an average interest rate of 5.51 percent and a weighted average maturity of 8 days. During the first quarter of 2023, the average amount of commercial paper outstanding was $460 million with an average interest rate of 4.79 percent and a weighted average maturity of 7 days. As of March 31, 2024, $16 million of commercial paper was outstanding with an average interest rate of 5.45 percent and a weighted average maturity of 4 days. As of December 31, 2023, $327 million of commercial paper was outstanding with an average interest rate of 5.50 percent and a weighted average maturity of 11 days. The amount of commercial paper outstanding under this program for the remainder of 2024 is expected to fluctuate.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Our short-term borrowings as of March 31, 2024 and December 31, 2023 primarily include amounts outstanding under various unsecured local country operating lines of credit.
 8. Pension and Other Postretirement Benefits
Components of net periodic cost consist of the following for the periods presented:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Service cost	$1	$—	$1	$1
Interest cost	3	4	2	2
Expected return on plan assets	(4)	(4)	(2)	(2)
Net periodic cost (a)	$—	$—	$1	$1
_______________________________________
(a)The service cost component of net periodic cost is presented within either Cost of sales or Operating expenses in the Condensed Consolidated Statements of Income. The remainder of the net periodic cost primarily net.
We anticipate that we will make cash contributions of $1 million and $4 million to our U.S. and non-U.S. pension plans in 2024. For the first quarter of 2024, we made an insignificant cash contribution to the U.S. plans and $1 million to the non-U.S. plans.
During the first quarter of 2024 and 2023, the net periodic benefit cost for the postretirement plans consisted of $1 million of interest costs and no service costs.
 9. Equity
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

During the first quarter of 2024, we repurchased approximately 5 thousand shares of common stock in open market transactions at a net cost of $1 million. During the first quarter of 2023, we did not repurchase any shares of common stock.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Share-based Payments: Share-based compensation expense for the periods presented is as follows:

	Three Months Ended March 31,
	2024	2023
Stock options:
Pre-tax compensation expense	$2	$1
Income tax benefit	—	—
Stock option expense, net of income taxes	2	1

Restricted stock units (“RSUs”):
Pre-tax compensation expense	7	4
Income tax benefit	(1)	(1)
RSU expenses, net of income taxes	6	3

Performance shares and other share-based awards:
Pre-tax compensation expense	4	4
Income tax benefit	—	—
Performance shares and other share-based compensation expense, net of income taxes	4	4

Total share-based compensation:
Pre-tax compensation expense	13	9
Income tax benefit	(1)	(1)
Total share-based compensation expense, net of income taxes	$12	$8
Stock Options: Under our stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options have a 10-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant. We generally recognize compensation expense on a straight-line basis for all awards over the employee’s vesting period. We estimate a forfeiture rate at the time of grant and update the estimate throughout the vesting period of the stock options within the amount of compensation costs recognized in each period.
We granted non-qualified options to purchase 178 thousand shares and 197 thousand shares for the first quarter of 2024 and 2023. We estimated the fair value of each option grant by using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected life (in years)	5.5	5.5
Risk-free interest rate	4.2%	4.0%
Expected volatility	28.1%	28.3%
Expected dividend yield	2.9%	2.9%
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

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Stock option activity for the first quarter of 2024 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	1,953	$96.61	4.97	$29
Granted	178	108.38
Exercised	(165)	79.87
Cancelled	(21)	103.69
Outstanding as of March 31, 2024	1,945	$99.03	5.44	$38
Exercisable as of March 31, 2024	1,573	$98.53	4.56	$32
For the first quarter of 2024, cash received from the exercise of stock options was approximately $13 million. As of March 31, 2024, the unrecognized compensation cost related to non-vested stock options totaled $6 million, which we expect to amortize over the weighted-average period of approximately 1.5 years.
Additional information pertaining to stock option activity is as follows:

	Three Months Ended March 31,
	2024	2023
Weighted average grant date fair value of stock options granted (per share)	$26.33	$23.80
Total intrinsic value of stock options exercised	5	6
RSUs: We have granted RSUs to certain key employees. The RSUs are primarily subject to cliff vesting, generally after three years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.
The following table summarizes RSU activity in 2024:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2023	552	$92.05
Granted	191	107.65
Vested	(161)	87.15
Cancelled	(18)	92.77
Non-vested as of March 31, 2024	564	$98.84
As of March 31, 2024, the total remaining unrecognized compensation cost related to RSUs was $32 million, which will be amortized on a weighted-average basis over approximately 2.0 years.
Performance Shares: We have a long-term incentive plan for senior management in the form of performance shares. The vesting of the performance shares is generally based on two performance metrics. Fifty percent of the performance shares awarded vest based on our total shareholder return as compared to the total shareholder return of our peer group, and the remaining fifty percent vest based on the calculation of our three-year average Adjusted Return on Invested Capital (“Adjusted ROIC”) against an established ROIC target.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

For the 2024 performance shares awarded based on our total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our total shareholder return as compared to the total shareholder return of our peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture, and Compensation Committee (“Compensation Committee”) of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. We amortize the total compensation expense for these awards over a three-year graded vesting schedule.
For the 2024 performance shares awarded based on Adjusted ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our Adjusted ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. We base compensation expense on the market price of our common stock on the grant date and the final number of shares that ultimately vest. We estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect our estimated Adjusted ROIC performance against the target. We amortize the total compensation expense for these awards over a three-year graded vesting schedule.
For the first quarter of 2024, we awarded 86 thousand performance shares at a weighted average fair value of $127.97 per share. As of March 31, 2024, the unrecognized compensation cost related to these awards was $20 million, which we will amortize over the remaining service period of 2.4 years. The 2021 performance share awards that vested in February 2024 achieved a 200 percent payout of the granted performance shares. As of March 31, 2024, we estimated the 2022 performance share awards will pay out at 200 percent. For the first quarter of 2024, one thousand performance shares were cancelled.
Accumulated Other Comprehensive Loss: The following is a summary of accumulated other comprehensive (loss) for the first quarter of 2024 and 2023:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2023	$(961)	$(48)	$(47)	$(1,056)
Other comprehensive (loss) before reclassification adjustments	—	(41)	—	(41)
Loss reclassified from AOCL	—	33	1	34
Tax benefit	—	1	—	1
Net other comprehensive (loss) income	—	(7)	1	(6)
Balance as of March 31, 2024	$(961)	$(55)	$(46)	$(1,062)

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2022	$(1,008)	$6	$(46)	$(1,048)
Other comprehensive gain (loss) before reclassification adjustments	6	(58)	—	(52)
(Gain) reclassified from AOCL	—	(18)	—	(18)
Tax benefit	—	20	—	20
Net other comprehensive income (loss)	6	(56)	—	(50)
Balance as of March 31, 2023	$(1,002)	$(50)	$(46)	$(1,098)

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Supplemental Information: The following table provides the computation of basic and diluted earnings per common share (“EPS”) for the periods presented.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$216	65.7	$3.29	$191	66.1	$2.89

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options and vesting of dilutive RSUs and other awards		1.1			1.0
Diluted EPS	$216	66.8	$3.23	$191	67.1	$2.85
Approximately 0.5 million and 0.7 million share-based awards of common stock were excluded for the first quarter of 2024 and 2023 from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
 10. Segment Information
Effective January 1, 2024, we changed our reportable segments to align them with changes in how our Chief Executive Officer, as the Chief Operating Decision Maker (“CODM”), manages the business, evaluates performance, and allocates resources. Our revised reportable segments consist of (1) Texture & Healthful Solutions (“T&HS”), (2) F&II - LATAM, and (3) F&II - U.S./Canada. In All Other, we include the business in Pakistan, PureCircle, Sugar Reduction, Protein Fortification, and South Korea until its sale on February 1, 2024.
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries. Our T&HS segment has a global focus and primarily manufactures texturizing food ingredients. Our F&II - LATAM segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials that we primarily source within South America and Mexico. Our F&II - U.S./Canada segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials sourced within the U.S. and Canada. All Other consists of the businesses of multiple operating segments that are not individually or collectively classified as reportable segments. Revenues from All Other are generated primarily by sweetener and starches sales by our Pakistan business, sales of stevia and other ingredients from our PureCircle and Sugar Reduction businesses, and pea protein ingredients from our Protein Fortification business. Net sales by product are not presented because such presentation is not practicable.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Presented below are our net sales to affiliated and unaffiliated customers by reportable segment and All Other for the periods presented:

Three months ended	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Consolidated Totals

March 31, 2024
Net sales including intersegment sales	$612	$626	$567	$131	$1,936
Less: Intersegment sales	$(15)	$(10)	$(26)	$(3)	$(54)
Net sales	$597	$616	$541	$128	$1,882

March 31, 2023
Net sales including intersegment sales	$698	$677	$635	$201	$2,211
Less: Intersegment sales	$(33)	$(10)	$(27)	$(4)	$(74)
Net sales	$665	$667	$608	$197	$2,137
Presented below is our operating income by reportable segment and All Other for the periods presented:

	Three Months Ended March 31,
	2024	2023
Operating income (loss):
Texture & Healthful Solutions	$74	$127
Food & Industrial Ingredients - LATAM	101	122
Food & Industrial Ingredients - U.S./Canada	87	92
All Other	(4)	(8)
Corporate	(42)	(37)
Subtotal	216	296
Resegmentation costs	(3)	—
Other matters	—	(5)
Total operating income	$213	$291
The CODM evaluates performance, makes strategic decisions, and allocates resources based on Property, plant and equipment, net for internal and external reporting purposes. Presented below is Property, plant and equipment, net by reportable segment and All Other as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Property, plant and equipment, net:
Texture & Healthful Solutions	$838	$855
Food & Industrial Ingredients - LATAM	543	552
Food & Industrial Ingredients - U.S./Canada	542	548
All Other (a)	411	415
Total Property, plant and equipment, net	$2,334	$2,370
_____________________
(a)For purposes of presentation, All Other includes Corporate assets.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

 11. Commitments and Contingencies
We have filed an action in Brazil to recover previously taxable local government tax incentives. As we believe recovery is probable, we recorded a $27 million income tax benefit in 2022. As of both March 31, 2024 and December 31, 2023, we had $32 million of remaining tax incentives recorded within Other non-current assets in the Condensed Consolidated Balance Sheets.
 12. Supplementary Information
Accounts Receivable, Net
Accounts receivable, net as of March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024	As of December 31, 2023
Accounts receivable — trade	$1,128	$1,145
Accounts receivable — other	173	154
Allowance for credit losses	(17)	(20)
Total accounts receivable, net	$1,284	$1,279
There were no significant contract assets or contract liabilities associated with our customers as of either March 31, 2024 or December 31, 2023. Liabilities for volume discounts and incentives were also not significant as of either March 31, 2024 or December 31, 2023.
Inventories
Inventories as of March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024	As of December 31, 2023
Finished and in process	$852	$926
Raw materials	402	434
Manufacturing supplies	90	90
Total inventories	$1,344	$1,450
Supply Chain Finance Programs
Under supply chain finance programs administered by third-party banks, our suppliers have the opportunity to sell receivables due from us to participating financing institutions and receive earlier payment at a discount. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether such supplier sells its receivables to a financial institution. The payment terms we negotiate with a supplier are independent of whether such supplier participates in a supply chain finance program, and participation in any such program by a supplier has no effect on our income or cash flows.
As of March 31, 2024 and December 31, 2023, participating financial institutions held $149 million and $153 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale on our Condensed

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Consolidated Balance Sheets. As of March 31, 2024, supply chain finance programs existed for operations in Brazil, China, Thailand, Mexico, Colombia and Peru.
The rollforward of our outstanding obligations confirmed as valid under our supply chain finance programs for the quarter ending March 31, 2024 is as follows.

As of March 31, 2024
Outstanding at the beginning of the year	$153
Invoices added during the year	141
Invoices paid during the year	(141)
Currency translation adjustment	(4)
Outstanding as of March 31, 2024	$149

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “the Company,” “Ingredion,” “we,” “us,” and “our” and similar terms refer to Ingredion Incorporated and its consolidated subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
Overview
We are a leading global ingredients solutions provider that transforms grains, fruits, vegetables and other plant-based materials into value-added ingredient solutions for the food, beverage, animal nutrition, brewing and industrial markets. Our innovative ingredient solutions help customers stay on trend with simple ingredients and other in-demand ingredients. In November 2023, we announced a strategic reorganization of our business. Under the new structure, effective January 1, 2024, we have three reportable business segments that we operate and manage as strategic business units: Texture & Healthful Solutions (“T&HS”), Food & Industrial Ingredients (“F&II”) - Latin America (“LATAM”), and F&II - U.S./Canada. In All Other, we include the business in Pakistan, PureCircle, Sugar Reduction, Protein Fortification, and the South Korea business until its sale on February 1, 2024.
During the quarter ended March 31, 2024, net sales, operating income, net income and diluted earnings per share decreased when compared to the same quarter last year. The decrease in our net sales was driven by price mix and lower volumes, which were partly offset by favorable impacts of foreign exchange rates. Cost of sales decreased primarily due lower input costs and lower volume. These factors led to lower gross profit and lower operating income compared to the first quarter of 2023.
Results of Operations
The following discusses our results for our three reportable segments effective January 1, 2024, consisting of: T&HS, F&II - LATAM and F&II - U.S./Canada. In addition, we discuss the results of All Other. Fluctuations in foreign currency exchange rates affect the U.S. dollar amounts of our foreign subsidiaries’ net sales and expenses. For most of our foreign subsidiaries, the local foreign currency is the functional currency. Accordingly, net sales and expenses denominated in the functional currencies of these subsidiaries are translated into U.S. dollars at the applicable average exchange rates for the period.
Our consolidated financial statements include the results of our business in South Korea prior to the date the sale of the business was completed on February 1, 2024.

For the Three Months Ended March 31, 2024
Compared to Three Months Ended March 31, 2023
Net sales. Net sales decreased 12 percent to $1,882 million for the first quarter of 2024 compared to $2,137 million for the first quarter of 2023. The decrease in net sales was driven by unfavorable price mix, the divestiture of our South Korea business, and lower volumes.
Cost of sales. Cost of sales decreased 11 percent to $1,465 million during the first quarter of 2024 compared to cost of sales of $1,650 million during the first quarter of 2023. The decrease in cost of sales was due primarily to lower volumes, partially offset by carryover of higher cost inventory. Our gross profit margin of 22 percent during the first quarter of 2024 decreased from 23 percent for the first quarter of 2023.
Operating expenses. Operating expenses increased 1 percent to $189 million during the first quarter of 2024 compared to $187 million during the first quarter of 2023. The increase in operating expenses was primarily attributable to increased compensation cost. Operating expenses as a percentage of net sales were 10 percent and 9 percent for the first quarter of 2024 and 2023.

Other operating expense. Other operating expense was $12 million during the first quarter of 2024 compared to $9 million during the first quarter of 2023. The change was primarily due to a loss from the December 2023 devaluation of the Argentine peso, which was reflected in our share of earnings from the joint venture in Argentina that we recognize one month in arrears.
Restructuring and impairment charges. Restructuring and impairment charges increased $3 million during the first quarter of 2024 compared to an insignificant amount during the first quarter of 2023, reflecting costs incurred during the first quarter of 2024 in connection with changes to our operating segments.
Financing costs. Financing costs decreased 41 percent to $19 million during the first quarter of 2024 compared to $32 million during the first quarter of 2023. The decrease in financing costs was primarily due to lower average outstanding debt balances during the first quarter of 2024 compared to the first quarter of 2023.
Net gain on sale of business. Net gain on sale of business was $82 million during the first quarter of 2024 to reflect the sale of our South Korea business, which was completed on February 1, 2024. There was no such gain recorded in the first quarter of 2023.
Provision for income taxes. Our effective income tax rates for the first quarter of 2024 and 2023 were 21.0 percent and 25.1 percent. The decrease in the effective tax rate was primarily driven by favorable tax treatment on the sale of our South Korea business during the first quarter of 2024.
Net income attributable to Ingredion. Net income attributable to Ingredion for the first quarter of 2024 increased to $216 million from $191 million for the first quarter of 2023. The increase in net income was primarily due to the gain on the sale of our South Korea business and reduced financing costs.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales decreased 10 percent to $597 million during the first quarter of 2024 from $665 million during the first quarter of 2023. The decrease was primarily driven by an unfavorable price mix of 9 percent and foreign exchange impacts of 1 percent.
Operating income. T&HS operating income decreased 42 percent to $74 million during the first quarter of 2024 from $127 million during the first quarter of 2023. The decrease was primarily driven by unfavorable price mix and the carry-forward of higher cost inventory.
Food & Industrial Ingredients - LATAM
Net sales. F&II- LATAM net sales decreased 8 percent to $616 million in the first quarter of 2024 from $667 million in the first quarter of 2023. The decrease was primarily driven by an unfavorable price mix of 9 percent, and a reduction in volume of 2 percent, which were partially offset by favorable foreign exchange impacts of 3 percent.
Operating income. F&II - LATAM operating income decreased 17 percent to $101 million in the first quarter of 2024 from $122 million in the first quarter of 2023. The decrease was primarily driven by the decrease of Argentine peso, on December 13, 2023, the new Argentine government allowed the Argentine peso to devalue from the exchange rate of approximately 366 pesos to one U.S. dollar to 800 pesos to one U.S. dollar. Because our accounting policy is to recognize our share of income from the Argentina joint venture one month in arrears, our 2024 results reflect the impact of this devaluation. The balance of the change was driven primarily by unfavorable volume.
Food & Industrial Ingredients - U.S./Canada
Net sales. F&II - U.S./Canada net sales decreased 11 percent to $541 million in the first quarter of 2024 from $608 million in the first quarter of 2023. The decrease was driven by unfavorable price mix of 7 percent and a reduction in volume of 4 percent.

Operating income. F&II - U.S./Canada operating income decreased 5 percent to $87 million during the first quarter of 2024 from $92 million during the first quarter of 2023. The decrease was primarily driven by downtime due to the impacts of cold weather, partly offset by stronger industrial demand.
All Other
Net sales. All Other net sales decreased 35 percent to $128 million in the first quarter of 2024 from $197 million in the first quarter of 2023. The decrease was primarily driven by lower volumes of 25 percent from the sale of our South Korea business, unfavorable price mix of 6 percent and foreign exchange impacts of 4 percent.
Operating income (loss). All Other operating (loss) decreased 50 percent to $(4) million in the first quarter of 2024 compared to $(8) million in the first quarter of 2023.
Liquidity and Capital Resources
As of March 31, 2024, we had total available liquidity of $2.0 billion. Domestic liquidity of $996 million consisted of $12 million in cash and cash equivalents and $984 million available through a $1.0 billion commercial paper program that had $16 million of outstanding borrowings. The commercial paper program is backed by $1.0 billion of borrowing availability under a five-year revolving credit agreement.
As of March 31, 2024, we had international liquidity of $1.0 billion, consisting of $578 million of unused operating lines of credit, $426 million of cash and cash equivalents, and $7 million of short-term investments. As the parent company, we guarantee certain obligations of our consolidated subsidiaries. These guarantees totaled $41 million as of March 31, 2024. We believe that those consolidated subsidiaries will be able to meet their financial obligations as they become due.
As of March 31, 2024, we had total debt outstanding of $1.9 billion, or $1.7 billion excluding the outstanding commercial paper and other short-term borrowings. Our outstanding debt consists of senior notes that do not require principal repayment until 2026 through 2050. The weighted average interest rate on our total indebtedness was approximately 4.1 percent and 4.3 percent for the first quarter of 2024 and 2023.
The principal source of our liquidity is our internally generated cash flow, which we supplement as necessary with our ability to borrow under our credit facilities and commercial paper program and raise funds in the capital markets. During the first quarter of 2024, we supplemented liquidity from these sources with $247 million of proceeds from our divestiture of our South Korea business. We currently expect that our available cash balances, future cash flow from operations, access to debt markets and borrowing capacity under our revolving credit facility and commercial paper program will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other operating, investing and financing activities for at least the next twelve months and for the foreseeable future thereafter. Our future cash flow needs will depend on many factors, including our rate of revenue growth, cost of raw materials, changing working capital requirements, the timing and extent of our expansion into new markets, the timing of introductions of new products, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our new products and general economic and market conditions. We may need to raise additional capital or incur indebtedness to fund our needs for less predictable strategic initiatives, such as acquisitions.
Net Cash Flows
Our cash provided by operating activities was $209 million during the first quarter of 2024 compared to cash used for operating activities of $51 million during the first quarter of 2023. The increase was primarily due to changes in working capital and current period net income. Cash provided by changes in working capital increased $285 million during the first quarter of 2024 compared to the first quarter of 2023 primarily due to decreases in inventory and trade accounts receivable.
Our cash provided by investing activities was $181 million during the first quarter of 2024 compared to cash used for investing activities of $81 million during the first quarter of 2023. The increase was primarily due to our receipt of $247 million of proceeds from the sale of our South Korea business completed on February 1, 2024. We used $65 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during the first quarter of 2024, compared to $76 million that we paid during the first quarter of 2023 for the same purposes. Capital investment commitments for 2024 are anticipated to be approximately $340 million.

Our cash used for financing activities was $347 million during the first quarter of 2024 compared to cash provided by financing activities of $113 million during the first quarter of 2023. The decrease was primarily attributable to a net $312 million reduction of our commercial paper borrowings during the first quarter of 2024, as compared to $107 million net borrowings of commercial paper during the first quarter of 2023.
We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, was $51 million during the first quarter of 2024 compared to $47 million during the first quarter of 2023. The increase in dividend payments was due to an increase in our quarterly dividend rate to $0.78 per share of common stock during the first quarter of 2024 from $0.71 per share during the first quarter of 2023. On December 12, 2023, our Board of Directors declared a quarterly cash dividend of $0.78 per share of common stock, which was paid on January 23, 2024 to stockholders of record at the close of business on January 2, 2024.
During the first quarter of 2024, we repurchased 5 thousand outstanding shares of common stock in open market transactions at a net cost of $1 million. During the first quarter of 2023, there were zero shares of common stock repurchased.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our critical accounting policies and estimates during the first quarter of 2024.
New Accounting Pronouncements
The information called for by this section is incorporated herein by reference to Note 1 to the Condensed Consolidated Financial Statements included in this report.
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
Our forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those risks during the first quarter of 2024.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Except in connection with changes to our reportable segments effective January 1, 2024, there have been no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the environmental proceedings related to our Bedford, Illinois manufacturing facility discussed in Part I, Item 3. Legal Proceedings in our Annual Report for the year ended December 31, 2023.

In addition to the foregoing matter, we are currently subject to claims and suits arising in the ordinary course of business, including those relating to labor matters, certain environmental proceedings, and commercial claims. We also routinely receive inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to compliance with laws and regulations relating to the environment, and at any given time, we have matters at various stages of resolution with the applicable governmental authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We do not believe that the results of currently known legal proceedings and inquires will be material to us. There can be no assurance, however, that such claims, suits, or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities:
The following table presents information regarding our repurchase of shares of our common stock during the first quarter of 2024:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs at End of Period
January 1 – January 31, 2024	—	—	—	5,000
February 1 – February 29, 2024	5	108.00	5	4,995
March 1 – March 31, 2024	—	—	—	4,995
Total	5	108.00	5
On September 26, 2022, the Board of Directors approved a stock repurchase program permitting us to purchase up to 6.0 million shares of our outstanding common stock until December 31, 2025. As of March 31, 2024, we had 5.0 million shares available for repurchase under the stock repurchase program.

ITEM 5. OTHER INFORMATION

Trading Arrangements

On February 16, 2024, Larry Fernandes, our Senior Vice President, Chief Commercial and Sustainability Officer, terminated an existing written plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The original plan was adopted on February 27, 2023 and provided for the sale of up to 9,738 shares of our common stock between May 29, 2023 and January 31, 2025. As of the date of termination, Mr. Fernandes had sold 5,000 shares of common stock pursuant to the terms of the plan.

On February 29, 2024, Robert Ritchie, our Senior Vice President, Food & Industrial Ingredients, LATAM and U.S./Canada, entered into an amended written plan for the sale of up to 4,044 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plan commences on May 30, 2024 and will expire on February 1, 2026, or on any earlier date on which all of the shares have been sold.

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

INGREDION INCORPORATED

Date: May 9, 2024	By:	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

Date: May 9, 2024	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Global Controller, and Environmental, Social, and Governance