Form 10-Q
period 2024-06-30
Ingredion Inc
filed 2024-08-08
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2024
Common Stock, $0.01 par value	65,061,430 shares

INGREDION INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollars and shares in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,878	$2,069	$3,760	$4,206
Cost of sales	1,432	1,628	2,897	3,278
Gross profit	446	441	863	928
Operating expenses	191	188	380	375
Other operating (income) expense	(8)	2	4	11
Restructuring/impairment charges	23	—	26	—
Operating income	240	251	453	542
Financing costs	10	30	29	62
Net gain on sale of business	—	—	(82)	—
Other non-operating expense	—	2	—	2
Income before income taxes	230	219	506	478
Provision for income taxes	80	55	138	120
Net income	150	164	368	358
Less: Net income attributable to non-controlling interests	2	1	4	4
Net income attributable to Ingredion	$148	$163	$364	$354

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	65.7	66.3	65.7	66.2
Diluted	66.8	67.3	66.7	67.2

Earnings per common share of Ingredion:
Basic	$2.25	$2.46	$5.54	$5.35
Diluted	$2.22	$2.42	$5.46	$5.27
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$150	$164	$368	$358
Other comprehensive income:
(Losses) on cash flow hedges, net of income tax effect of $8, $15, $18 and $31	(20)	(44)	(51)	(86)
Losses on cash flow hedges reclassified to earnings, net of income tax effect of $8, $5, $17 and $1	23	15	47	1
Gains (losses) on pension and other post-employment benefits, net of income tax effect of $—, $1, $— and $1	1	(1)	2	(1)
Cumulative translation adjustment	(60)	9	(60)	15
Comprehensive income	94	143	306	287
Less: Comprehensive income (loss) attributable to non-controlling interests	2	(1)	3	(4)
Comprehensive income attributable to Ingredion	$92	$144	$303	$291
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$505	$401
Short-term investments	5	8
Accounts receivable, net	1,286	1,279
Inventories	1,244	1,450
Prepaid expenses and assets held for sale	59	261
Total current assets	3,099	3,399
Property, plant and equipment, net of accumulated depreciation of $3,451 and $3,428	2,291	2,370
Intangible assets, net of accumulated amortization of $311 and $299	1,275	1,303
Other non-current assets	556	570
Total assets	$7,221	$7,642

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$109	$448
Accounts payable	606	778
Accrued liabilities and liabilities held for sale	515	546
Total current liabilities	1,230	1,772
Long-term debt	1,741	1,740
Other non-current liabilities	471	480
Total liabilities	3,442	3,992

Share-based payments subject to redemption	50	55
Redeemable non-controlling interests	7	43

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 shares issued at June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	1,141	1,146
Less: Treasury stock (common stock: 12.6 shares at June 30, 2024 and December 31, 2023) at cost	(1,233)	(1,207)
Accumulated other comprehensive loss	(1,118)	(1,056)
Retained earnings	4,914	4,654
Total Ingredion stockholders’ equity	3,705	3,538
Non-redeemable non-controlling interests	17	14
Total stockholders' equity	3,722	3,552
Total liabilities and stockholders' equity	$7,221	$7,642
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)
(in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2023	$—	$1	$1,146	$(1,207)	$(1,056)	$4,654	$14	$55	$43
Net income attributable to Ingredion	—	—	—	—	—	364	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	5	—	(1)
Dividends declared	—	—	—	—	—	(104)	(2)	—	—
Repurchases of common stock, net	—	—	—	(66)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	1	40	—	—	—	(5)	—
Fair market value adjustment to non-controlling interests	—	—	(6)	—	—	—	—	—	6
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(40)
Other comprehensive (loss)	—	—	—	—	(62)	—	—	—	(1)
Balance as of June 30, 2024	$—	$1	$1,141	$(1,233)	$(1,118)	$4,914	$17	$50	$7

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2022	$—	$1	$1,132	$(1,148)	$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion	—	—	—	—	—	354	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	4	—	—
Dividends declared	—	—	—	—	—	(95)	(1)	—	—
Share-based compensation, net of issuance	—	—	3	32	—	—	—	(5)	—
Fair market value adjustment to non-controlling interests	—	—	7	—	—	—	—	—	(7)
Other comprehensive (loss)	—	—	—	—	(71)	—	(7)	—	(1)
Balance as of June 30, 2023	$—	$1	$1,142	$(1,116)	$(1,119)	$4,469	$12	$43	$43
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash from operating activities
Net income	$368	$358
Non-cash charges to net income:
Depreciation and amortization	107	109
Mechanical stores expense	29	33
Net gain on sale of business	(82)	—
Other non-cash charges	54	27
Changes in working capital:
Accounts receivable and prepaid expenses	1	32
Inventories	188	(42)
Accounts payable and accrued liabilities	(124)	(208)
Margin accounts	(13)	(10)
Other	(7)	(20)
Cash provided by operating activities	521	279
Cash from investing activities
Capital expenditures and mechanical stores purchases	(120)	(154)
Proceeds from disposal of manufacturing facilities and properties	—	1
Proceeds from sale of business	247	—
Other	(2)	(7)
Cash provided by (used for) investing activities	125	(160)
Cash from financing activities
Proceeds from borrowings	303	493
Payments on debt	(303)	(510)
Commercial paper borrowings, net	(327)	—
Repurchases of common stock, net	(66)	—
Issuances of common stock for share-based compensation, net	11	15
Purchases of non-controlling interests	(40)	—
Dividends paid, including to non-controlling interests	(104)	(95)
Cash (used for) financing activities	(526)	(97)
Effects of foreign exchange rate changes on cash and cash equivalents	(16)	(1)
Increase in cash and cash equivalents	104	21
Cash and cash equivalents, beginning of period	401	236
Cash and cash equivalents, end of period	$505	$257
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
The unaudited Condensed Consolidated Financial Statements as of June 30, 2024 and for the second quarter and year-to-date June 30, 2024 and 2023 included herein were prepared by us on the same basis as our audited Consolidated Financial Statements for the year ended December 31, 2023 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in our opinion, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.
Effective January 1, 2024, there are three reportable segments consisting of Texture & Healthful Solutions (“T&HS”), Food & Industrial Ingredients - Latin America (“F&II - LATAM”) and Food & Industrial Ingredients - U.S./Canada (“F&II - U.S./Canada”).
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
 2. Acquisitions and Divestitures
PureCircle Non-Controlling Interests Acquisition
During the second quarter of 2024, we purchased shares from minority shareholders in PureCircle Limited (“PureCircle”) for $40 million, which increased our ownership percentage from 88 percent as of December 31, 2023 to 98 percent as of June 30, 2024.
South Korea Divestiture
On February 1, 2024, we completed the sale of our South Korea business, which we reported in All Other for segment purposes, for a total consideration of 384.0 billion South Korean won, or approximately $294 million. We received 330.0 billion South Korea won, or $247 million net of certain transaction costs, when the transaction closed, and we will receive the remaining consideration in equal annual payments through February 2027. As a result, we recognized a pre-tax net gain of $82 million within Net gain on sale of business in the Condensed Consolidated Statements of Income.
 3. Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.
The original carrying value of goodwill by reportable segment and All Other as of June 30, 2024 is presented below. There were no accumulated impairment charges by reportable segment.

	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Total
Balance as of January 1, 2024	$388	$146	$296	$88	$918
Cumulative translation adjustment	(6)	(2)	—	(3)	(11)
Balance as of June 30, 2024	$382	$144	$296	$85	$907
 4. Investments
Investments as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Equity investments	$32	$27
Equity method investments	91	112
Marketable securities	4	4
Total investments	$127	$143
Our investments classified as equity investments do not have readily determinable fair values. Beginning on the dates we entered into the agreements for equity method investments, our share of income from these investments is included within Other operating (income) expense in the Condensed Consolidated Statements of Income. During the second quarter of 2024, we recorded $18 million in Restructuring/impairment charges in the Condensed Consolidated Statements of Income, which represented an other-than-temporary impairment on our equity method investments.

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
 5. Derivative Instruments and Hedging Activities
Commodity price hedging: We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 77 million and 109 million bushels of corn as of June 30, 2024 and December 31, 2023. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 26 million and 28 million mmbtus of natural gas as of June 30, 2024 and December 31, 2023.
Foreign currency hedging: We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $404 million and $694 million as of June 30, 2024 and December 31, 2023. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $120 million and $182 million as of June 30, 2024 and December 31, 2023.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $394 million and $449 million as of June 30, 2024 and December 31, 2023. We also hedge certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $465 million and $621 million as of June 30, 2024 and December 31, 2023.
Interest rate hedging: We periodically enter into T-Locks to hedge our exposure to interest rate changes. We have settled T-Locks associated with the issuance of our senior notes due in 2030 and 2050. The realized loss upon settlement of these T-Locks was recorded in Accumulated other comprehensive loss (“AOCL”) and is amortized into earnings over the term of the senior notes. We did not have outstanding T-Locks as of either June 30, 2024 or December 31, 2023.
The derivative instruments designated as cash flow hedges included in AOCL as of June 30, 2024 and December 31, 2023 are as follows:

	(Losses) included in AOCL as of
	June 30, 2024	December 31, 2023
Commodity contracts, net of income tax effect of $19 and $17	$(50)	$(46)
Foreign currency contracts, net of income tax effect of $2 and $1	—	—
Interest rate contracts, net of income tax effect of $1	(2)	(2)
Total	$(52)	$(48)
As of June 30, 2024, AOCL included $46 million of net losses (net of income taxes of $16 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next twelve months.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

The fair value and balance sheet location of our derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are as follows:

	Fair Value of Hedging Instruments as of June 30, 2024
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$9	$12	$21	$—	$7	$7
Other non-current assets	1	4	5	—	1	1
Assets	10	16	26	—	8	8
Accounts payable	62	10	72	2	5	7
Other non-current liabilities	2	1	3	—	—	—
Liabilities	64	11	75	2	5	7
Net Assets/(Liabilities)	$(54)	$5	$(49)	$(2)	$3	$1

	Fair Value of Hedging Instruments as of December 31, 2023
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$6	$11	$17	$—	$5	$5
Other non-current assets	—	4	4	—	—	—
Assets	6	15	21	—	5	5
Accounts payable	44	14	58	2	12	14
Other non-current liabilities	2	2	4	—	—	—
Liabilities	46	16	62	2	12	14
Net Assets/(Liabilities)	$(40)	$(1)	$(41)	$(2)	$(7)	$(9)
Additional information relating to our derivative instruments is as follows:

	(Losses) Gains Recognized in AOCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
Derivatives in Cash Flow	Three Months Ended June 30,		Income Statement	Three Months Ended June 30,
Hedging Relationships	2024	2023	Location	2024	2023
Commodity contracts	$(29)	$(55)	Cost of sales	$(32)	$(18)
Foreign currency contracts	1	(4)	Net sales/Cost of sales	1	(2)
Total	$(28)	$(59)		$(31)	$(20)

	(Losses) Gains Recognized in AOCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
Derivatives in Cash Flow	Six Months Ended June 30,		Income Statement	Six Months Ended June 30,
Hedging Relationships	2024	2023	Location	2024	2023
Commodity contracts	$(71)	$(122)	Cost of sales	$(65)	$(9)
Foreign currency contracts	2	5	Net sales/Cost of sales	1	7
Total	$(69)	$(117)		$(64)	$(2)

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
Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of June 30, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$4	$4	$—	$—	$4	$4	$—	$—
Derivative assets	34	32	2	—	26	26	—	—
Derivative liabilities	82	64	18	—	76	43	33	—
Long-term debt	1,581	—	1,581	—	1,591	—	1,591	—
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

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

 7. Financing Arrangements
Presented below are our debt carrying amounts, net of related discounts, premiums and debt issuance costs, as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
2.900% senior notes due June 1, 2030	$596	$596
3.200% senior notes due October 1, 2026	499	499
3.900% senior notes due June 1, 2050	391	391
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	2	1
Total long-term debt	1,741	1,740
Commercial paper	—	327
Other short-term borrowings	109	121
Total short-term borrowings	109	448
Total debt	$1,850	$2,188
We maintain a commercial paper program under which we may issue senior unsecured notes of short-term maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We use the note proceeds for general corporate purposes. During year-to-date 2024, the average amount of commercial paper outstanding was $63 million with an average interest rate of 5.51 percent and a weighted average maturity of eight days. During year-to-date 2023, the average amount of commercial paper outstanding was $468 million with an average interest rate of 5.13 percent and a weighted average maturity of ten days. As of June 30, 2024, we had no commercial paper outstanding. As of December 31, 2023, $327 million of commercial paper was outstanding with an average interest rate of 5.50 percent and a weighted average maturity of eleven days. The amount of commercial paper outstanding under this program for the remainder of 2024 is expected to fluctuate.
Other short-term borrowings as of June 30, 2024 and December 31, 2023 primarily include amounts outstanding under various unsecured local country operating lines of credit.
 8. Pension and Other Post-employment Benefits
Components of net periodic cost consist of the following for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1	$1	$—	$1	$2	$1	$1	$2
Interest cost	4	4	3	3	7	8	5	5
Expected return on plan assets	(5)	(4)	(2)	(2)	(9)	(8)	(4)	(4)
Net periodic cost (a)	$—	$1	$1	$2	$—	$1	$2	$3
We anticipate that we will make cash contributions of $1 million and $4 million to the U.S. and non-U.S. pension plans in 2024. For the year-to-date 2024, we made cash contributions of an insignificant amount to the U.S. pension plans and $2 million to the non-U.S. pension plans.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$—	$1	$1	$2
Amortization of prior service cost	—	—	—	—
Net periodic cost (a)	$—	$1	$1	$2
_______________________________________
(a)The service cost component of net periodic cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets and amortization of prior service costs are presented within Other non-operating expense on the Condensed Consolidated Statements of Income.
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
During the second quarter and year-to-date 2024, we repurchased 572 thousand and 577 thousand outstanding shares of common stock in open market transactions at a net cost of $65 million and $66 million. During the second quarter and year-to-date 2023, we did not repurchase any shares of common stock.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Share-based Payments: Share-based compensation expense for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options:
Pre-tax compensation expense	$1	$1	$3	$2
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	1	1	3	2

Restricted stock units (“RSUs”):
Pre-tax compensation expense	4	3	11	7
Income tax benefit	—	—	(1)	(1)
RSUs, net of income taxes	4	3	10	6

Performance shares and other share-based awards:
Pre-tax compensation expense	4	1	8	5
Income tax benefit	—	—	—	—
Performance shares and other share-based compensation expense, net of income taxes	4	1	8	5

Total share-based compensation:
Pre-tax compensation expense	9	5	22	14
Income tax benefit	—	—	(1)	(1)
Total share-based compensation expense, net of income taxes	$9	$5	$21	$13
Stock Options: Under our stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options have a ten-year term and are exercisable upon vesting, which occurs over a three-year period at the anniversary dates of the date of grant. We generally recognize compensation expense on a straight-line basis for all awards over the employee’s vesting period. We estimate a forfeiture rate at the time of grant and update the estimate throughout the vesting period of the stock options within the amount of compensation costs recognized in each period.
We granted non-qualified options to purchase 178 thousand shares and 197 thousand shares for year-to-date 2024 and 2023. We estimated the fair value of each option grant by using the Black-Scholes option-pricing model with the following assumptions:

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

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Stock option activity for year-to-date 2024 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,953	$96.61	5.0	$29
Granted	178	108.38
Exercised	(297)	82.24
Cancelled	(44)	101.82
Outstanding as of June 30, 2024	1,790	$100.03	5.4	$30
Exercisable as of June 30, 2024	1,441	$99.75	4.5	$25
For year-to-date 2024, cash received from the exercise of stock options was approximately $24 million. As of June 30, 2024, the unrecognized compensation cost related to non-vested stock options totaled $3 million, which we expect to amortize over the weighted-average period of approximately 1.5 years.
Additional information pertaining to stock option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$26.33	$23.80
Total intrinsic value of stock options exercised	4	4	9	10
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after three years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.
The following table summarizes RSU activity in 2024:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2023	552	$92.05
Granted	205	107.63
Vested	(167)	87.33
Cancelled	(45)	95.97
Non-vested as of June 30, 2024	545	$99.24
As of June 30, 2024, the total remaining unrecognized compensation cost related to RSUs was $26 million, which will be amortized on a weighted-average basis over approximately 1.9 years.
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
For year-to-date 2024, we awarded 86 thousand performance shares at a weighted average fair value of $127.97 per share. As of June 30, 2024, the unrecognized compensation cost related to these awards was $14 million, which we will amortize over the remaining service period of 2.2 years. The 2021 performance share awards that vested in February 2024 achieved a 200 percent payout of the granted performance shares. As of June 30, 2024, we estimated the 2022 performance share awards will pay out at 200 percent. For year-to-date 2024, 12 thousand shares were cancelled.
Accumulated Other Comprehensive Loss: The following is a summary of accumulated other comprehensive loss for year-to-date 2024 and 2023:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Other Post-employment Benefits	AOCL
Balance as of December 31, 2023	$(961)	$(48)	$(47)	$(1,056)
Other comprehensive (loss) income before reclassification adjustments	(60)	(69)	2	(127)
Loss reclassified from AOCL	—	64	—	64
Tax benefit	—	1	—	1
Net other comprehensive (loss) income	(60)	(4)	2	(62)
Balance as of June 30, 2024	$(1,021)	$(52)	$(45)	$(1,118)

	Cumulative Translation Adjustment	Hedging Activities	Pension and Other Post-employment Benefits	AOCL
Balance as of December 31, 2022	$(1,008)	$6	$(46)	$(1,048)
Other comprehensive income (loss) before reclassification adjustments	15	(117)	(2)	(104)
Loss reclassified from AOCL	—	2	—	2
Tax benefit	—	30	1	31
Net other comprehensive income (loss)	15	(85)	(1)	(71)
Balance as of June 30, 2023	$(993)	$(79)	$(47)	$(1,119)

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity provide the dividends per share for common stock for the periods indicated:

	Total Equity								Share-based Payments Subject to Redemption		Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings		Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2023	$—	$1	$1,146	$(1,207)	$(1,056)	$4,654		$14	$55		$43
Net income attributable to Ingredion	—	—	—	—	—	216		—	—		—
Net income attributable to non-controlling interests	—	—	—	—	—	—		2	—		—
Dividends declared, common stock ($0.78/share)	—	—	—	—	—	(52)		—	—		—
Repurchases of common stock, net	—	—	—	(1)	—	—		—	—		—
Share-based compensation, net of issuance	—	—	—	29	—	—		—	(12)		—
Other comprehensive (loss)	—	—	—	—	(6)	—	—	—	—		(1)
Balance as of March 31, 2024	$—	$1	$1,146	$(1,179)	$(1,062)	$4,818		$16	$43		$42
Net income attributable to Ingredion	—	—	—	—	—	148		—	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—		3	—		(1)
Dividends declared, common stock ($0.78/share)	—	—	—	—	—	(52)		—	—		—
Dividends declared, non-controlling interests	—	—	—	—	—	—		(2)	—		—
Repurchases of common stock, net	—	—	—	(65)	—	—		—	—		—
Share-based compensation, net of issuance	—	—	1	11	—	—		—	7		—
Fair market value adjustment to non-controlling interests	—	—	(6)	—	—	—		—	—		6
Purchases of non-controlling interests	—	—	—	—	—	—		—	—		(40)
Other comprehensive (loss)	—	—	—	—	(56)	—		—	—		—
Balance as of June 30, 2024	$—	$1	$1,141	$(1,233)	$(1,118)	$4,914		$17	$50		$7

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Total Equity									Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock		Common Stock	Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2022	$—		$1	$1,132	$(1,148)		$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion	—	—	—	—	—		—	191	—	—	—
Net income attributable to non-controlling interests	—		—	—	—		—	—	3	—	—
Dividends declared, common stock ($0.71/share)	—		—	—	—		—	(47)	—	—	—
Share-based compensation, net of issuance	—		—	1	21		—	—	—	(10)	—
Other comprehensive (loss)	—		—	—	—		(50)	—	(6)	—	—
Balance as of March 31, 2023	$—		$1	$1,133	$(1,127)		$(1,098)	$4,354	$13	$38	$51
Net income attributable to Ingredion	—		—	—	—	—	—	163	—	—	—
Net income attributable to non-controlling interests	—		—	—	—		—	—	1	—	—
Dividends declared, common stock ($0.71/share)	—		—	—	—		—	(48)	—	—	—
Dividends declared, non-controlling interests	—		—	—	—		—	—	(1)	—	—
Share-based compensation, net of issuance	—		—	2	11		—	—	—	5	—
Fair market value adjustment to non-controlling interests	—		—	7	—		—	—	—	—	(7)
Other comprehensive (loss)	—		—	—	—		(21)	—	(1)	—	(1)
Balance as of June 30, 2023	$—		$1	$1,142	$(1,116)		$(1,119)	$4,469	$12	$43	$43

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Supplemental Information: The following tables provide the computation of basic and diluted earnings per common share (“EPS”) for the periods presented:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$148	65.7	$2.25	$163	66.3	$2.46

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive RSUs and other awards		1.1			1.0
Diluted EPS	$148	66.8	$2.22	$163	67.3	$2.42

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Available to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$364	65.7	$5.54	$354	66.2	$5.35

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive RSUs and other awards		1.0			1.0
Diluted EPS	$364	66.7	$5.46	$354	67.2	$5.27
For the second quarter and year-to-date 2024, approximately 0.5 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive. For the second quarter and year-to-date 2023, approximately 0.6 million and 0.5 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
 10. Segment Information
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries. Our T&HS segment has a global focus and primarily manufactures texturizing food ingredients. Our F&II - LATAM segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials that we primarily source within South America and Mexico. Our F&II - U.S./Canada segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials sourced within the U.S. and Canada. All Other consists of the businesses of multiple operating segments that are not individually or collectively classified as reportable segments. Revenues from All Other are generated primarily by sweetener and starch sales by our Pakistan business, sales of stevia and other ingredients from our PureCircle and Sugar Reduction businesses, and pea protein ingredients from our Protein Fortification business. Net sales by product are not presented because such presentation is not practicable.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

The following tables are our net sales to affiliated and unaffiliated customers by reportable segment and All Other for the periods presented:

Three Months Ended	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Consolidated Totals
June 30, 2024
Net sales including intersegment sales	$604	$640	$580	$109	$1,933
Less: Intersegment sales	(16)	(10)	(25)	(4)	(55)
Net sales	$588	$630	$555	$105	$1,878

June 30, 2023
Net sales including intersegment sales	$643	$675	$627	$184	$2,129
Less: Intersegment sales	(25)	(9)	(23)	(3)	(60)
Net sales	$618	$666	$604	$181	$2,069

Six Months Ended	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Consolidated Totals
June 30, 2024
Net sales including intersegment sales	$1,216	$1,266	$1,147	$240	$3,869
Less: Intersegment sales	(31)	(20)	(51)	(7)	(109)
Net sales	$1,185	$1,246	$1,096	$233	$3,760

June 30, 2023
Net sales including intersegment sales	$1,341	$1,352	$1,262	$385	$4,340
Less: Intersegment sales	(58)	(19)	(50)	(7)	(134)
Net sales	$1,283	$1,333	$1,212	$378	$4,206
The following table provides our operating income (loss) by reportable segment and All Other for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income (loss):
Texture & Healthful Solutions	$86	$105	$160	$232
Food & Industrial Ingredients - LATAM	130	101	231	223
Food & Industrial Ingredients - U.S./Canada	105	80	192	172
All Other	(10)	3	(14)	(5)
Corporate	(41)	(38)	(83)	(75)
Subtotal	270	251	486	547
Restructuring and resegmentation costs	(3)	—	(6)	—
Other matters	(9)	—	(9)	(5)
Impairment charge	(18)	—	(18)	—
Total operating income	$240	$251	$453	$542

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

The Chief Operating Decision Maker evaluates performance, makes strategic decisions, and allocates resources based on Property, plant and equipment, net for internal and external reporting purposes. Presented below is Property, plant and equipment, net by reportable segment and All Other as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Property, plant and equipment, net:
Texture & Healthful Solutions	$838	$855
Food & Industrial Ingredients - LATAM	$516	$552
Food & Industrial Ingredients - U.S./Canada	$533	$548
All Other (a)	$404	$415
Total Property, plant and equipment, net	$2,291	$2,370
_____________________
(a)For purposes of presentation, All Other includes Corporate assets.
 11. Commitments and Contingencies
We filed an action in Brazil to recover previously taxable local government tax incentives. As we believe recovery is probable, we recorded a $27 million income tax benefit in 2022. As of June 30, 2024 and December 31, 2023, $29 million and $32 million of remaining tax incentives were recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
 12. Supplementary Information
Accounts Receivable, Net
Accounts receivable, net as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024	As of December 31, 2023
Accounts receivable - trade	$1,130	$1,145
Accounts receivable - other	172	$154
Allowance for credit losses	(16)	$(20)
Total accounts receivable, net	$1,286	$1,279
There were no significant contract assets or contract liabilities associated with our customers as of June 30, 2024 or December 31, 2023. Liabilities for volume discounts and incentives were also not significant as of June 30, 2024 or December 31, 2023.
Inventories
Inventories as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024	As of December 31, 2023
Finished and in process	$791	$926
Raw materials	368	434
Manufacturing supplies	85	90
Total inventories	$1,244	$1,450

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
As of June 30, 2024 and December 31, 2023, participating financial institutions held $115 million and $153 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale on our Condensed Consolidated Balance Sheets. As of June 30, 2024, supply chain finance programs existed for operations in Brazil, Mexico, certain PureCircle entities, Colombia, Peru, Thailand and China.
The rollforward of our outstanding obligations confirmed as valid under our supply chain finance programs as of June 30, 2024 was as follows:

As of June 30, 2024
Outstanding at the beginning of the year	$153
Invoices added during the year	255
Invoices paid during the year	(278)
Cumulative translation adjustment	(15)
Outstanding as of June 30, 2024	$115

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
During the second quarter of 2024, net sales, operating income, net income and diluted earnings per share decreased when compared to the same quarter last year. Excluding the impact from the sale of our business in South Korea, the decrease in our net sales was driven by both raw material deflation and price mix impacts, partially offset by volume increases. Cost of sales decreased primarily due to lower raw material and input costs, partially offset by price mix, and these factors led to increased gross profit and higher gross margins. Operating income decreased during the second quarter primarily due to an other-than-temporary impairment charge and restructuring activities. Net income and diluted earnings per share decreased primarily due to lower financing costs and a higher effective tax rate for the second quarter of 2024 compared to the second quarter of 2023.
Results of Operations
The following discusses our results for our three reportable segments consisting of Texture & Healthful Solutions (“T&HS”), Food & Industrial Ingredients (“F&II”) - Latin America (“LATAM”), and F&II - U.S./Canada. In addition, we discuss the results of All Other. Fluctuations in foreign currency exchange rates affect the U.S. dollar amounts of our foreign subsidiaries’ net sales and expenses. For most of our foreign subsidiaries, the local foreign currency is the functional currency. Accordingly, net sales and expenses denominated in the functional currencies of these subsidiaries are translated into U.S. dollars at the applicable average exchange rates for the period.
Second Quarter of 2024
With Comparatives to Second Quarter of 2023
Net sales. Net sales decreased 9 percent to $1,878 million for the second quarter of 2024 compared to $2,069 million for the second quarter of 2023. The decrease was due primarily from price mix from lower raw material costs and lost sales volume from the sale of South Korea, partly offset by volume increases.
Cost of sales. Cost of sales decreased 12 percent to $1,432 million for the second quarter of 2024 compared to cost of sales of $1,628 million for the second quarter of 2023. The decrease was due primarily to lower raw material and input costs. Our gross profit margin of 24 percent for the second quarter of 2024 increased from 21 percent for the second quarter of 2023.
Operating expenses. Operating expenses increased 2 percent to $191 million for the second quarter of 2024 compared to $188 million for the second quarter of 2023. The increase was primarily due to general cost inflation. Operating expenses as a percentage of net sales were 10 percent and 9 percent for the second quarter of 2024 and 2023.
Other operating (income) expense. Other operating (income) was $(8) million for the second quarter of 2024 compared to other operating expense of $2 million for the second quarter of 2023. The change was primarily due to income from our Argentina joint venture.

Restructuring and impairment charges. Restructuring and impairment charges were $23 million for the second quarter of 2024 compared to an insignificant amount for the second quarter of 2023. During the second quarter of 2024, we recorded an $18 million other-than-temporary-impairment on an equity method investment in addition to costs incurred related to restructuring activities and the resegmentation of the business.
Financing costs. Financing costs decreased 67 percent to $10 million for the second quarter of 2024 compared to $30 million for the second quarter of 2023. The decrease was primarily due to lower average outstanding debt balances for the second quarter of 2024 compared to the second quarter of 2023, as well as foreign exchange impacts.
Provision for income taxes. Our effective income tax rates for the second quarter of 2024 and second quarter of 2023 were 34.8 percent and 25.1 percent. The increase was primarily due to depreciation of the Mexican peso against the U.S. dollar during the second quarter of 2024 compared to an appreciation during the second quarter of 2023 and the impairment of an equity method investment during the second quarter of 2024.
Net income attributable to Ingredion. Net income attributable to Ingredion for the second quarter of 2024 decreased to $148 million from $163 million for the second quarter of 2023. The decrease was primarily due to lower volumes, higher restructuring costs and a less favorable effective tax rate, partially offset by lower input costs and reduced financing costs.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales decreased 5 percent to $588 million for the second quarter of 2024 from $618 million for the second quarter of 2023. The decrease was primarily due to unfavorable price mix of 12 percent and unfavorable foreign exchange of 1 percent, partially offset by an increase of 8 percent in volume.
Operating income. T&HS operating income decreased 18 percent to $86 million for the second quarter of 2024 from $105 million for the second quarter of 2023. The decrease was primarily due unfavorable price mix, partially offset by recovering volumes and lower input costs.
Food & Industrial Ingredients - LATAM
Net sales. F&II - LATAM net sales decreased 5 percent to $630 million for the second quarter of 2024 from $666 million for the second quarter of 2023. The decrease was primarily due to unfavorable price mix of 10 percent, partially offset by an increase of 4 percent in volume and favorable foreign exchange impacts of 1 percent.
Operating income. F&II - LATAM operating income increased 29 percent to $130 million for the second quarter of 2024 from $101 million for the second quarter of 2023. The increase was primarily due to lower input costs and improved volume, partially offset by price mix.
Food & Industrial Ingredients - U.S./Canada
Net sales. F&II - U.S./Canada net sales decreased 8 percent to $555 million for the second quarter of 2024 from $604 million for the second quarter of 2023. The decrease was due to unfavorable price mix of 10 percent, partially offset by an increase of 2 percent in volume.
Operating income. F&II - U.S./Canada operating income increased 31 percent to $105 million for the second quarter of 2024 from $80 million for the second quarter of 2023. The increase was primarily due to lower raw material and input costs, partially offset by price mix.
All Other
Net sales. All Other net sales decreased 42 percent to $105 million for the second quarter of 2024 from $181 million for the second quarter of 2023. Excluding the sale of the South Korea business, net sales increased 2 percent.
Operating (loss) income. All Other operating (loss) income was $(10) million for the second quarter of 2024 compared to $3 million for the second quarter of 2023. The decrease was primarily due to the sale of the South Korea business.

Year-to-Date 2024
With Comparatives to Year-to-Date 2023
Net sales. Net sales decreased 11 percent to $3,760 million for year-to-date 2024 compared to $4,206 million for year-to-date 2023. The decrease was primarily due to price mix from lower raw material costs and lost sales volume from the sale of South Korea, partially offset by volume increases.
Cost of sales. Cost of sales decreased 12 percent to $2,897 million for year-to-date 2024 compared to cost of sales of $3,278 million for year-to-date 2023. The decrease was primarily due to lower raw material and input costs. Our gross profit margin of 23 percent for year-to-date 2024 increased from 22 percent for year-to-date 2023.
Operating expenses. Operating expenses increased 1 percent to $380 million for year-to-date 2024 compared to $375 million for year-to-date 2023. The increase was primarily due to general cost inflation. Operating expenses as a percentage of net sales were 10 percent for year-to-date 2024 and 9 percent for year-to-date 2023.
Other operating expense. Other operating expense was $4 million for year-to-date 2024 compared to $11 million for year-to-date 2023. The decrease was primarily due to charges related to a U.S.-based work stoppage for year-to-date 2023 that were not incurred for year-to-date 2024.
Restructuring and impairment charges. Restructuring and impairment charges were $26 million for year-to-date 2024 compared to none for year-to-date 2023. During the second quarter of 2024, we recorded an $18 million other-than-temporary-impairment on an equity method investment in addition to costs incurred related to restructuring activities and the resegmentation of the business.
Financing costs. Financing costs decreased 53 percent to $29 million for year-to-date 2024 compared to $62 million for year-to-date 2023. The decrease was primarily due to lower average outstanding debt balances during the year-to-date 2024 compared to year-to-date 2023, as well as foreign exchange impacts.
Net gain on sale of business. Net gain on sale of business was $82 million for year-to-date 2024 to reflect the sale of the South Korea business, which was completed on February 1, 2024. There was no such gain recorded year-to-date 2023.
Provision for income taxes. Our effective income tax rate for year-to-date 2024 increased to 27.3 percent from 25.1 percent for year-to-date 2023. The increase was primarily due to depreciation of the Mexican peso against the U.S. dollar for year-to-date 2024 compared to an appreciation for year-to-date 2023 and the impairment of an equity method investment during the second quarter of 2024. These impacts were partially offset by favorable tax treatment on the sale of the South Korea business during the first quarter of 2024.
Net income attributable to Ingredion. Net income attributable to Ingredion for year-to-date 2024 increased to $364 million from $354 million for year-to-date 2023. The increase was primarily due to the gain on the sale of our South Korea business and reduced financing costs.
Segment Results
T&HS
Net sales. T&HS net sales decreased 8 percent to $1,185 million for year-to-date 2024 from $1,283 million for year-to-date 2023. The decrease was primarily due to unfavorable price mix of 10 percent and unfavorable foreign exchange of 2 percent, partially offset by increased volume of 4 percent.
Operating income. T&HS operating income decreased 31 percent to $160 million for year-to-date 2024 from $232 million for year-to-date 2023. The decrease was primarily due to unfavorable price mix and higher input costs, partially offset by improved volume.
F&II - LATAM
Net sales. F&II - LATAM net sales decreased 7 percent to $1,246 million for year-to-date 2024 from $1,333 million for year-to-date 2023. The decrease was primarily due to unfavorable price mix of 9 percent, partially offset by foreign exchange impacts of 2 percent.

Operating income. F&II - LATAM operating income increased 4 percent to $231 million for year-to-date 2024 from $223 million for year-to-date 2023. The increase was primarily due to lower input costs and improved volume, partially offset by price mix.
F&II - U.S./Canada
Net sales. F&II - U.S./Canada net sales decreased 10 percent to $1,096 million for year-to-date 2024 from $1,212 million for year-to-date 2023. The decrease was primarily due to unfavorable price mix of 9 percent and unfavorable volumes of 1 percent.
Operating income. F&II - U.S./Canada operating income increased 12 percent to $192 million for year-to-date 2024 from $172 million for year-to-date 2023. The increase was primarily due to lower raw material and input costs, partially offset by price mix.
All Other
Net sales. All Other net sales decreased 38 percent to $233 million for year-to-date 2024 from $378 million for year-to-date 2023. Excluding the sale of the South Korea business, net sales were down 4 percent.
Operating (loss). All Other operating (loss) increased 180 percent to $(14) million for year-to-date 2024 compared to $(5) million for year-to-date 2023. The increase was primarily due to the sale of the South Korea business.
Liquidity and Capital Resources
As of June 30, 2024, we had total available liquidity of $2.1 billion. Domestic liquidity of $1.1 billion consisted of $84 million in cash and cash equivalents and $1.0 billion available through our commercial paper program. The commercial paper program is backed by $1.0 billion of borrowing availability under a five-year revolving credit agreement.
As of June 30, 2024, we had international liquidity of $1.0 billion, consisting of $421 million of cash and cash equivalents and $5 million of short-term investments held by our operations outside the U.S., as well as $608 million of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries. These guarantees totaled $39 million as of June 30, 2024. We believe that those consolidated subsidiaries will be able to meet their financial obligations as they become due.
As of June 30, 2024, we had total debt outstanding of approximately $1.9 billion, or approximately $1.7 billion excluding other short-term borrowings. Of our outstanding debt, $1.7 billion consists of senior notes that do not require principal repayment until 2026 through 2050. The weighted average interest rate on our total indebtedness was approximately 4.2 percent for year-to-date 2024 and approximately 4.3 percent for year-to-date 2023.
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
Net Cash Flows
Our cash provided by operating activities was $521 million for year-to-date 2024 compared to cash provided by operating activities of $279 million for year-to-date 2023. The increase was primarily due to changes in working capital. Cash provided by changes in working capital increased by $280 million for year-to-date 2024 compared to year-to-date 2023 primarily due to decreases in inventory and increases in accounts payable and accrued liabilities, partially offset by an increase in trade accounts receivable and prepaid expenses.

We used $120 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during year-to-date 2024, compared to $154 million that we paid during year-to-date 2023 for the same purposes. Capital investment commitments for the remainder of 2024 are anticipated to be approximately $340 million.
We used $526 million of cash for financing activities during year-to-date 2024 compared to cash used for financing activities of $97 million for year-to-date 2023. The difference was primarily attributable to a net $327 million reduction of our commercial paper borrowings during year-to-date 2024 from zero net borrowings of commercial paper during year-to-date 2023.
We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, was $104 million during year-to-date 2024 compared to $95 million during year-to-date 2023. The increase in dividend payments was due to an increase in our quarterly dividend to $0.78 per share during year-to-date 2024 from $0.71 per share during year-to-date 2023.
During the second quarter and year-to-date 2024, we repurchased 572 thousand and 577 thousand outstanding shares of common stock in open market transactions at a net cost of $65 million and $66 million. During the second quarter and year-to-date 2023, we did not repurchase any shares of common stock. During the second quarter of 2024, we purchased shares in PureCircle from minority shareholders for $40 million, which increased our ownership to 98 percent as of June 30, 2024.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our critical accounting policies and estimates during year-to-date 2024.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those risks during year-to-date 2024.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this report, there have been no material developments in the environmental proceedings related to our Bedford Park, Illinois manufacturing facility discussed in Part I, Item 3. Legal Proceedings in our Annual Report for the year ended December 31, 2023.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of common stock:
The following table presents information regarding our repurchase of shares of our common stock during the second quarter of 2024:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs at End of Period
April 1 – April 30, 2024	117	111.16	117	4,878
May 1 – May 31, 2024	85	115.92	85	4,793
June 1 – June 30, 2024	370	114.67	370	4,423
Total	572	113.88	572
On September 26, 2022, the Board of Directors approved a stock repurchase program permitting us to purchase up to 6.0 million shares of our outstanding common stock until December 31, 2025. As of June 30, 2024, we had 4.4 million shares available for repurchase under the stock repurchase program.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the second quarter of 2024, none of Ingredion’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of Ingredion securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, or to be effected under any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Exhibits
We hereby file or furnish the exhibits listed below:

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

INGREDION INCORPORATED

Date: August 8, 2024	By:	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

Date: August 8, 2024	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Corporate Controller, Finance and Environmental, Social and Governance