Form 10-Q
period 2024-09-30
Ingredion Inc
filed 2024-11-08
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2024
Common Stock, $0.01 par value	65,157,632 shares

INGREDION INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollars and shares in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,870	$2,033	$5,630	$6,239
Cost of sales	1,391	1,612	4,288	4,890
Gross profit	479	421	1,342	1,349
Operating expenses	198	203	578	578
Other operating expense (income), net	1	(5)	5	6
Restructuring/impairment charges	12	10	38	10
Operating income	268	213	721	755
Financing costs	1	26	30	88
Net gain on sale of business	(8)	—	(90)	—
Other non-operating expense	2	2	2	4
Income before income taxes	273	185	779	663
Provision for income taxes	84	25	222	145
Net income	189	160	557	518
Less: Net income attributable to non-controlling interests	1	2	5	6
Net income attributable to Ingredion	$188	$158	$552	$512

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	65.3	66.0	65.6	66.1
Diluted	66.5	67.0	66.6	67.1

Earnings per common share of Ingredion:
Basic	$2.88	$2.39	$8.41	$7.75
Diluted	$2.83	$2.36	$8.29	$7.63
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$189	$160	$557	$518
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $1, $1, $17 and $32	6	(5)	(45)	(91)
Losses on cash flow hedges reclassified to earnings, net of income tax effect of $8, $10, $25 and $11	20	24	67	25
(Losses) gains on pension and other postretirement obligations, net of income tax effect of $—, $—, $— and $1	(1)	—	1	(1)
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $—	1	1	1	1
Currency translation adjustment	92	(45)	32	(30)
Comprehensive income	307	135	613	422
Less: Comprehensive income (loss) attributable to non-controlling interests	3	2	6	(2)
Comprehensive income attributable to Ingredion	$304	$133	$607	$424
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$877	$401
Short-term investments	7	8
Accounts receivable, net	1,173	1,279
Inventories	1,234	1,450
Prepaid expenses and assets held for sale	60	261
Total current assets	3,351	3,399
Property, plant and equipment, net of accumulated depreciation of $3,532 and $3,428	2,332	2,370
Intangible assets, net of accumulated amortization of $322 and $299	1,295	1,303
Other non-current assets	547	570
Total assets	$7,525	$7,642

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$99	$448
Accounts payable	604	778
Accrued liabilities and liabilities held for sale	552	546
Total current liabilities	1,255	1,772
Long-term debt	1,741	1,740
Other non-current liabilities	499	480
Total liabilities	3,495	3,992

Share-based payments subject to redemption	54	55
Redeemable non-controlling interests	7	43

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 shares issued at September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	1,145	1,146
Less: Treasury stock (common stock: 12.7 and 12.6 shares at September 30, 2024 and December 31, 2023) at cost	(1,245)	(1,207)
Accumulated other comprehensive loss	(1,000)	(1,056)
Retained earnings	5,049	4,654
Total Ingredion stockholders’ equity	3,950	3,538
Non-redeemable non-controlling interests	19	14
Total stockholders’ equity	3,969	3,552
Total liabilities and stockholders’ equity	$7,525	$7,642
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)
(dollars in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2023	$—	$1	$1,146	$(1,207)	$(1,056)	$4,654	$14	$55	$43
Net income attributable to Ingredion	—	—	—	—	—	552	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	7	—	(2)
Dividends declared	—	—	—	—	—	(157)	(3)	—	—
Repurchases of common stock, net	—	—	—	(87)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	5	49	—	—	—	(1)	—
Fair market value adjustment to non-controlling interests	—	—	(6)	—	—	—	—	—	6
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(40)
Other comprehensive income	—	—	—	—	56	—	1	—	—
Balance as of September 30, 2024	$—	$1	$1,145	$(1,245)	$(1,000)	$5,049	$19	$54	$7

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2022	$—	$1	$1,132	$(1,148)	$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion	—	—	—	—	—	512	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	6	—	—
Dividends declared	—	—	—	—	—	(147)	(2)	—	—
Repurchases of common stock, net	—	—	—	(101)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	4	38	—	—	—	1	—
Fair market value adjustment to non-controlling interests	—	—	7	—	—	—	—	—	(7)
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(2)
Other comprehensive (loss)	—	—	—	—	(96)	—	(7)	—	(1)
Balance as of September 30, 2023	$—	$1	$1,143	$(1,211)	$(1,144)	$4,575	$13	$49	$41
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2024	2023
Cash from operating activities
Net income	$557	$518
Non-cash charges to net income:
Depreciation and amortization	160	165
Mechanical stores expense	45	48
Net gain on sale of business	(90)	—
Deferred income taxes	19	(7)
Impairment charges	26	10
Other non-cash charges	26	42
Changes in working capital:
Accounts receivable and prepaid expenses	113	(6)
Inventories	229	61
Accounts payable and accrued liabilities	(94)	(173)
Margin accounts	7	2
Other	2	(13)
Cash provided by operating activities	1,000	647
Cash from investing activities
Capital expenditures and mechanical stores purchases	(170)	(233)
Proceeds from disposal of manufacturing facilities and properties	—	2
Proceeds from sale of business	255	—
Other	(6)	(11)
Cash provided by (used for) investing activities	79	(242)
Cash from financing activities
Proceeds from borrowings	527	636
Payments on debt	(539)	(652)
Commercial paper borrowings, net	(327)	(57)
Repurchases of common stock, net	(87)	(101)
Issuances of common stock for share-based compensation, net	21	18
Purchases of non-controlling interests	(40)	(2)
Dividends paid, including to non-controlling interests	(156)	(143)
Cash (used for) financing activities	(601)	(301)
Effects of foreign exchange rate changes on cash and cash equivalents	(2)	(5)
Increase in cash and cash equivalents	476	99
Cash and cash equivalents, beginning of period	401	236
Cash and cash equivalents, end of period	$877	$335
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
The unaudited Condensed Consolidated Financial Statements as of September 30, 2024 and for the third quarter and year-to-date September 30, 2024 and 2023 included herein were prepared by us on the same basis as our audited Consolidated Financial Statements for the year ended December 31, 2023 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in our opinion, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.
Effective January 1, 2024, there are three reportable segments consisting of Texture & Healthful Solutions (“T&HS”), Food & Industrial Ingredients - Latin America (“F&II - LATAM”) and Food & Industrial Ingredients - U.S./Canada (“F&II - U.S./Canada”).
New Accounting Standards
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires filers to disclose information about supplier finance programs that is sufficient to allow financial statement users to understand their nature, activity during the period, changes from period to period and potential magnitude. This ASU is effective for annual periods beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this ASU at the beginning of our 2023 fiscal year and adopted the amendment on rollforward information at the beginning of our 2024 fiscal year. The disclosures required by this ASU are reflected in Note 12.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60). This ASU requires that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. We will adopt this ASU on a prospective basis at the beginning of our 2025 fiscal year and do not believe it will have a material impact on the Condensed Consolidated Financial Statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We are currently assessing the impact of this ASU on the Condensed Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes with further disaggregation for specific jurisdictions to the extent the related amounts exceed a quantitative

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

threshold. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently waiting for additional guidance to be issued on the quantitative thresholds before we can assess the impact of this ASU on the Condensed Consolidated Financial Statements.
 2. Acquisitions and Divestitures
PureCircle Non-Controlling Interests Acquisition
During year-to-date 2024, we purchased shares from minority shareholders in PureCircle Limited (“PureCircle”) for $40 million, which increased our ownership percentage from 88 percent as of December 31, 2023 to 98 percent as of September 30, 2024.
During the third quarter of 2023, we purchased shares from minority shareholders in PureCircle for $2 million. These purchases increased our ownership percentage from 87 percent as of December 31, 2022 to 88 percent as of September 30, 2023.
South Korea Divestiture
On February 1, 2024, we completed the sale of our South Korea business, which we reported in All Other for segment purposes, for a total consideration of 384.0 billion South Korean won, or approximately $294 million. We received 330.0 billion South Korea won, or $247 million net of certain transaction costs, when the transaction closed, and we will receive the remaining consideration in equal annual payments through February 2027. As a result, we recognized a pre-tax net gain of $90 million consisting of $82 million during the first quarter of 2024 and an $8 million working capital true-up during the three months ended September 30, 2024 within Net gain on sale of business in the Condensed Consolidated Statements of Income.
 3. Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.
The original carrying value of goodwill by reportable segment and All Other as of September 30, 2024 is presented below. There were no accumulated impairment charges by reportable segment.

	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Total
Balance as of January 1, 2024	$388	$146	$296	$88	$918
Cumulative translation adjustment	5	(2)	—	4	7
Balance as of September 30, 2024	$393	$144	$296	$92	$925
Ingredion assesses goodwill and indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise). Based on the results of our assessment as of July 1, 2024, there were no impairments in our goodwill or indefinite-lived intangible assets. Our indefinite-lived intangible assets balance was $143 million as of each of September 30, 2024 and December 31, 2023.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

 4. Investments
Investments as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Equity investments	$34	$27
Equity method investments	94	112
Marketable securities	5	4
Total investments	$133	$143
Our investments classified as equity investments do not have readily determinable fair values. Beginning on the dates we entered into the agreements for equity method investments, our share of income or loss from these investments is included within Other operating expense (income), net in the Condensed Consolidated Statements of Income. During the second quarter of 2024, we recorded $18 million in Restructuring/impairment charges in the Condensed Consolidated Statements of Income, which represented an other-than-temporary impairment on our equity method investments.
Argentina Joint Venture
On February 12, 2021, we entered into an agreement with an affiliate of Grupo Arcor, an Argentine food company, to establish Ingrear Holding S.A. (the “Argentina joint venture”), a joint venture to sell value-added ingredients to customers in the food, beverage, pharmaceutical and other industries in Argentina, Chile and Uruguay. Ingredion and Grupo Arcor completed all closing conditions to combine the manufacturing facilities, finalize the transaction and formally establish the Argentina joint venture, which is managed by a jointly appointed team of executives. During the quarter, we received antitrust clearance, subject to fulfillment of certain conditions to promote arms-length competition in the Argentina corn wet milling market, which must be completed by September 2029. The Argentina joint venture is accounted for on the equity method of accounting, and we recognize our share of income or expense in Other operating expense one month in arrears due to the timing of when results are available. On December 13, 2023, the new Argentine government allowed the Argentine peso to devalue from the exchange rate of approximately 366 pesos to one U.S. dollar, to 800 pesos to one U.S. dollar. As we recognize our share of earnings one month in arrears, the loss from the change in value of the peso in December 2023 was recorded in Other operating expense (income), net during the first quarter of 2024.
 5. Derivative Instruments and Hedging Activities
Commodity price hedging: We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 59 million and 109 million bushels of corn as of September 30, 2024 and December 31, 2023. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 28 million mmbtus of natural gas as of both September 30, 2024 and December 31, 2023.
Foreign currency hedging: We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $489 million and $694 million as of September 30, 2024 and December 31, 2023. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $147 million and $182 million as of September 30, 2024 and December 31, 2023.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $394 million and $449 million as of September 30, 2024 and December 31, 2023. We also hedge certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $483 million and $621 million as of September 30, 2024 and December 31, 2023.
Interest rate hedging: We periodically enter into T-Locks to hedge our exposure to interest rate changes. We have settled T-Locks associated with the issuance of our senior notes due in 2030 and 2050. The realized loss upon settlement of these T-Locks was recorded in Accumulated other comprehensive loss (“AOCL”) and is amortized into earnings over the term of the senior notes. We did not have outstanding T-Locks as of either September 30, 2024 or December 31, 2023.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

The derivative instruments designated as cash flow hedges included in AOCL as of September 30, 2024 and December 31, 2023 are as follows:

	(Losses) gains included in AOCL as of
	September 30, 2024	December 31, 2023
Commodity contracts, net of income tax effect of $12 and $17	$(34)	$(46)
Foreign currency contracts, net of income tax effect of $4 and $1	10	—
Interest rate contracts, net of income tax effect of $1	(2)	(2)
Total	$(26)	$(48)
As of September 30, 2024, AOCL included $25 million of net losses (net of income taxes of $9 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next twelve months.
The fair value and balance sheet location of our derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, are as follows:

	Fair Value of Hedging Instruments as of September 30, 2024
	Designated Hedging Instruments			Non-Designated Hedging Instruments
	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$6	$12	$18	$—	$6	$6
Other non-current assets	1	5	6	—	—	—
Assets	7	17	24	—	6	6
Accounts payable	27	3	30	1	7	8
Other non-current liabilities	1	3	4	—	—	—
Liabilities	28	6	34	1	7	8
Net Assets/(Liabilities)	$(21)	$11	$(10)	$(1)	$(1)	$(2)

	Fair Value of Hedging Instruments as of December 31, 2023
	Designated Hedging Instruments			Non-Designated Hedging Instruments
	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$6	$11	$17	$—	$5	$5
Other non-current assets	—	4	4	—	—	—
Assets	6	15	21	—	5	5
Accounts payable	44	14	58	2	12	14
Other non-current liabilities	2	2	4	—	—	—
Liabilities	46	16	62	2	12	14
Net Assets/(Liabilities)	$(40)	$(1)	$(41)	$(2)	$(7)	$(9)

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Additional information relating to our derivative instruments in cash flow hedging relationships is as follows:

	(Losses) Gains Recognized in AOCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
	Three Months Ended September 30,		Income Statement	Three Months Ended September 30,
	2024	2023	Location	2024	2023
Commodity contracts	$(5)	$(10)	Cost of sales	$(28)	$(37)
Foreign currency contracts	12	4	Net sales/Cost of sales	—	3
Total	$7	$(6)		$(28)	$(34)

	(Losses) Gains Recognized in AOCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
	Nine Months Ended September 30,		Income Statement	Nine Months Ended September 30,
	2024	2023	Location	2024	2023
Commodity contracts	$(76)	$(132)	Cost of sales	$(93)	$(46)
Foreign currency contracts	14	9	Net sales/Cost of sales	1	10
Total	$(62)	$(123)		$(92)	$(36)
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
Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of September 30, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$5	$5	$—	$—	$4	$4	$—	$—
Derivative assets	30	29	1	—	26	26	—	—
Derivative liabilities	42	31	11	—	76	43	33	—
Long-term debt	1,657	—	1,657	—	1,591	—	1,591	—
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

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

 7. Financing Arrangements
Debt carrying amounts, net of related discounts, premiums and debt issuance costs, are presented below:

	As of September 30, 2024	As of December 31, 2023
2.900% senior notes due June 1, 2030	$597	$596
3.200% senior notes due October 1, 2026	499	499
3.900% senior notes due June 1, 2050	391	391
6.625% senior notes due April 15, 2037	252	253
Revolving credit agreement	—	—
Other long-term borrowings	2	1
Total long-term debt	1,741	1,740
Commercial paper	—	327
Other short-term borrowings	99	121
Total short-term borrowings	99	448
Total debt	$1,840	$2,188
We maintain a commercial paper program under which we may issue senior unsecured notes of short-term maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We use the note proceeds for general corporate purposes. During year-to-date 2024, the average amount of commercial paper outstanding was $41 million with an average interest rate of 5.51 percent and a weighted average maturity of eight days. During year-to-date 2023, the average amount of commercial paper outstanding was $438 million with an average interest rate of 5.25 percent and a weighted average maturity of eleven days. As of September 30, 2024, we had no commercial paper outstanding. As of December 31, 2023, $327 million of commercial paper was outstanding with an average interest rate of 5.50 percent and a weighted average maturity of eleven days. The amount of commercial paper outstanding under this program for the remainder of 2024 may fluctuate.
Other short-term borrowings as of September 30, 2024 and December 31, 2023 primarily include amounts outstanding under various unsecured local country operating lines of credit.
 8. Pension and Other Post-employment Benefits
Components of net periodic cost consist of the following for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$1	$1	$1	$2	$2	$2	$3
Interest cost	4	3	2	3	11	11	7	8
Expected return on plan assets	(4)	(4)	(2)	(3)	(13)	(12)	(6)	(7)
Amortization of prior service credit	—	(1)	—	—	—	(1)	—	—
Amortization of actuarial loss	—	1	—	1	—	1	—	1
Net periodic cost (a)	$—	$—	$1	$2	$—	$1	$3	$5
We anticipate that we will make cash contributions of $1 million and $4 million to the U.S. and non-U.S. pension plans in 2024. For the year-to-date 2024, we made cash contributions of $1 million to the U.S. pension plans and $3 million to the non-U.S. pension plans.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

The following table sets forth the components of net postretirement benefit cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$2	$1	$3	$3
Amortization of prior service cost	1	—	1	—
Net periodic cost (a)	$3	$1	$4	$3
_______________________________________
(a)The service cost component of net periodic cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of prior service costs and amortization of actuarial losses are presented within Other non-operating expense on the Condensed Consolidated Statements of Income.
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
During the third quarter and year-to-date 2024, we repurchased 185 thousand and 762 thousand outstanding shares of common stock in open market transactions at a net cost of $21 million and $87 million. During the third quarter and year-to-date 2023, we repurchased 1.0 million outstanding shares of common stock in open market transactions at a net cost of $101 million.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Share-based Payments: Share-based compensation expense for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options:
Pre-tax compensation expense	$1	$1	$4	$3
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	1	1	4	3

Restricted stock units (“RSUs”):
Pre-tax compensation expense	4	4	15	11
Income tax benefit	(1)	—	(2)	(1)
RSUs, net of income taxes	3	4	13	10

Performance shares and other share-based awards:
Pre-tax compensation expense	3	4	11	9
Income tax benefit	—	(1)	—	(1)
Performance shares and other share-based compensation expense, net of income taxes	3	3	11	8

Total share-based compensation:
Pre-tax compensation expense	8	9	30	23
Income tax benefit	(1)	(1)	(2)	(2)
Total share-based compensation expense, net of income taxes	$7	$8	$28	$21
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

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Stock option activity for year-to-date 2024 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,953	$96.61	5.0	$29
Granted	178	108.38
Exercised	(390)	85.17
Cancelled	(44)	101.45
Outstanding as of September 30, 2024	1,697	$100.35	5.3	$63
Exercisable as of September 30, 2024	1,347	$100.13	4.5	$50
For year-to-date 2024, cash received from the exercise of stock options was approximately $33 million. As of September 30, 2024, the unrecognized compensation cost related to non-vested stock options totaled $2 million, which we expect to amortize over the weighted-average period of approximately 1.7 years.
Additional information pertaining to stock option activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$26.33	$23.80
Total intrinsic value of stock options exercised	3	1	13	11
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after three years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.
The following table summarizes RSU activity year-to-date in 2024:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2023	552	$92.05
Granted	210	108.81
Vested	(174)	87.46
Cancelled	(45)	95.74
Non-vested as of September 30, 2024	543	$99.43
As of September 30, 2024, the total remaining unrecognized compensation cost related to RSUs was $23 million, which will be amortized on a weighted-average basis over approximately 1.8 years.
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
For year-to-date 2024, we awarded 86 thousand performance shares at a weighted average fair value of $127.97 per share. As of September 30, 2024, the unrecognized compensation cost related to these awards was $11 million, which we will amortize over the remaining service period of 2.0 years. The 2021 performance share awards that vested in February 2024 achieved a 200 percent payout of the granted performance shares. As of September 30, 2024, we estimated the 2022 performance share awards will pay out at 200 percent. For year-to-date 2024, 17 thousand shares were cancelled.
Accumulated Other Comprehensive Loss: The following is a summary of accumulated other comprehensive loss for year-to-date 2024 and 2023:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Other Post-employment Benefits	AOCL
Balance as of December 31, 2023	$(961)	$(48)	$(47)	$(1,056)
Other comprehensive income (loss) before reclassification adjustments	32	(62)	1	(29)
Loss reclassified from AOCL	—	92	1	93
Tax (provision)	—	(8)	—	(8)
Net other comprehensive income	32	22	2	56
Balance as of September 30, 2024	$(929)	$(26)	$(45)	$(1,000)

	Cumulative Translation Adjustment	Hedging Activities	Pension and Other Post-employment Benefits	AOCL
Balance as of December 31, 2022	$(1,008)	$6	$(46)	$(1,048)
Other comprehensive (loss) before reclassification adjustments	(30)	(123)	(2)	(155)
Loss reclassified from AOCL	—	36	1	37
Tax benefit	—	21	1	22
Net other comprehensive (loss)	(30)	(66)	—	(96)
Balance as of September 30, 2023	$(1,038)	$(60)	$(46)	$(1,144)

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity present information about the dividends per share for common stock for the periods indicated:

	Total Equity								Share-based Payments Subject to Redemption		Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings		Non-Redeemable Non-Controlling Interests
Balance as of December 31, 2023	$—	$1	$1,146	$(1,207)	$(1,056)	$4,654		$14	$55		$43
Net income attributable to Ingredion	—	—	—	—	—	216		—	—		—
Net income attributable to non-controlling interests	—	—	—	—	—	—		2	—		—
Dividends declared, common stock ($0.78/share)	—	—	—	—	—	(52)		—	—		—
Repurchases of common stock, net	—	—	—	(1)	—	—		—	—		—
Share-based compensation, net of issuance	—	—	—	29	—	—		—	(12)		—
Other comprehensive (loss)	—	—	—	—	(6)	—	—	—	—		(1)
Balance as of March 31, 2024	$—	$1	$1,146	$(1,179)	$(1,062)	$4,818		$16	$43		$42
Net income attributable to Ingredion	—	—	—	—	—	148		—	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—		3	—		(1)
Dividends declared, common stock ($0.78/share)	—	—	—	—	—	(52)		—	—		—
Dividends declared, non-controlling interests	—	—	—	—	—	—		(2)	—		—
Repurchases of common stock, net	—	—	—	(65)	—	—		—	—		—
Share-based compensation, net of issuance	—	—	1	11	—	—		—	7		—
Fair market value adjustment to non-controlling interests	—	—	(6)	—	—	—		—	—		6
Purchases of non-controlling interests	—	—	—	—	—	—		—	—		(40)
Other comprehensive (loss)	—	—	—	—	(56)	—		—	—		—
Balance as of June 30, 2024	$—	$1	$1,141	$(1,233)	$(1,118)	$4,914		$17	$50		$7
Net income attributable to Ingredion	—	—	—	—	—	188		—	—		—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—		2	—		(1)
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(53)		—	—		—
Dividends declared, non-controlling interests	—	—	—	—	—	—		(1)	—		—
Repurchases of common stock, net	—	—	—	(21)	—	—		—	—		—
Share-based compensation, net of issuance	—	—	4	9	—	—		—	4		—
Other comprehensive income	—	—	—	—	118	—		1	—		1
Balance as of September 30, 2024	$—	$1	$1,145	$(1,245)	$(1,000)	$5,049		$19	$54		$7

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Total Equity									Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock		Common Stock	Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-Redeemable Non-Controlling Interests
Balance as of December 31, 2022	$—		$1	$1,132	$(1,148)		$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion	—	—	—	—	—		—	191	—	—	—
Net income attributable to non-controlling interests	—		—	—	—		—	—	3	—	—
Dividends declared, common stock ($0.71/share)	—		—	—	—		—	(47)	—	—	—
Share-based compensation, net of issuance	—		—	1	21		—	—	—	(10)	—
Other comprehensive (loss)	—		—	—	—		(50)	—	(6)	—	—
Balance as of March 31, 2023	$—		$1	$1,133	$(1,127)		$(1,098)	$4,354	$13	$38	$51
Net income attributable to Ingredion	—		—	—	—	—	—	163	—	—	—
Net income attributable to non-controlling interests	—		—	—	—		—	—	1	—	—
Dividends declared, common stock ($0.71/share)	—		—	—	—		—	(48)	—	—	—
Dividends declared, non-controlling interests	—		—	—	—		—	—	(1)	—	—
Share-based compensation, net of issuance	—		—	2	11		—	—	—	5	—
Fair market value adjustment to non-controlling interests	—		—	7	—		—	—	—	—	(7)
Other comprehensive (loss)	—		—	—	—		(21)	—	(1)	—	(1)
Balance as of June 30, 2023	$—		$1	$1,142	$(1,116)		$(1,119)	$4,469	$12	$43	$43
Net income attributable to Ingredion	—		—	—	—		—	158	—	—	—
Net income attributable to non-controlling interests	—		—	—	—		—	—	2	—	—
Dividends declared, common stock ($0.78/share)	—		—	—	—		—	(52)	—	—	—
Dividends declared, non-controlling interests	—		—	—	—		—	—	(1)	—	—
Repurchases of common stock	—		—	—	(101)		—	—	—	—	—
Share-based compensation, net of issuance	—		—	1	6		—	—	—	6	—
Purchases of non-controlling interests	—		—	—	—		—	—	—	—	(2)
Other comprehensive (loss)	—		—	—	—		(25)	—	—	—	—
Balance as of September 30, 2023	$—		$1	$1,143	$(1,211)		$(1,144)	$4,575	$13	$49	$41

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Supplemental Information: The following tables present information about the computation of basic and diluted earnings per common share (“EPS”) for the periods presented:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$188	65.3	$2.88	$158	66.0	$2.39

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive RSUs and other awards		1.2			1.0
Diluted EPS	$188	66.5	$2.83	$158	67.0	$2.36

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$552	65.6	$8.41	$512	66.1	$7.75

Effect of Dilutive Securities:
Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive RSUs and other awards		1.0			1.0
Diluted EPS	$552	66.6	$8.29	$512	67.1	$7.63
For the third quarter and year-to-date 2024, approximately 0.2 million and 0.5 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive. For the third quarter and year-to-date 2023, approximately 0.5 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
 10. Segment Information
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries. Our T&HS segment has a global focus and primarily manufactures texturizing food ingredients. Our F&II - LATAM segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials that we primarily source within South America and Mexico. Our F&II - U.S./Canada segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials sourced within the U.S. and Canada. All Other consists of the businesses of multiple operating segments that are not individually or collectively classified as reportable segments. Revenues from All Other are generated primarily by sweetener and starch sales by our Pakistan business, sales of stevia and other ingredients from our PureCircle and Sugar Reduction businesses, and pea protein ingredients from our Protein Fortification business. We divested our South Korea business on February 1, 2024 and its results are included in our consolidated financial results through the date of sale, which affects the comparability of results between years within All Other. Net sales by product are not presented because such presentation is not practicable.

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

The following tables present information about our net sales to affiliated and unaffiliated customers by reportable segment and All Other for the periods presented:

Three Months Ended	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Consolidated Totals
September 30, 2024
Net sales including intersegment sales	$611	$633	$567	$106	$1,917
Less: Intersegment sales	(11)	(13)	(19)	(4)	(47)
Net sales	$600	$620	$548	$102	$1,870

September 30, 2023
Net sales including intersegment sales	$625	$665	$621	$178	$2,089
Less: Intersegment sales	(26)	(7)	(22)	(1)	(56)
Net sales	$599	$658	$599	$177	$2,033

Nine Months Ended	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Consolidated Totals
September 30, 2024
Net sales including intersegment sales	$1,827	$1,899	$1,714	$346	$5,786
Less: Intersegment sales	(42)	(33)	(70)	(11)	(156)
Net sales	$1,785	$1,866	$1,644	$335	$5,630

September 30, 2023
Net sales including intersegment sales	$1,966	$2,017	$1,883	$563	$6,429
Less: Intersegment sales	(84)	(26)	(72)	(8)	(190)
Net sales	$1,882	$1,991	$1,811	$555	$6,239
The following table presents information about our operating income (loss) by reportable segment and All Other for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss):
Texture & Healthful Solutions	$96	$86	$256	$318
Food & Industrial Ingredients - LATAM	131	104	362	327
Food & Industrial Ingredients - U.S./Canada	99	79	291	251
All Other	(4)	(1)	(18)	(6)
Corporate	(40)	(49)	(123)	(124)
Subtotal	282	219	768	766
Restructuring and resegmentation costs	(6)	—	(12)	—
Other matters	—	4	(9)	(1)
Impairment charges	(8)	(10)	(26)	(10)
Total operating income	$268	$213	$721	$755

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

The Chief Operating Decision Maker evaluates performance, makes strategic decisions, and allocates resources based on Property, plant and equipment, net for internal and external reporting purposes. Presented below is Property, plant and equipment, net by reportable segment and All Other as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Property, plant and equipment, net:
Texture & Healthful Solutions	$867	$855
Food & Industrial Ingredients - LATAM	520	552
Food & Industrial Ingredients - U.S./Canada	543	548
All Other (a)	402	415
Total Property, plant and equipment, net	$2,332	$2,370
_____________________
(a)For purposes of presentation, All Other includes Corporate assets.
 11. Commitments and Contingencies
We filed an action in Brazil to recover previously taxable local government tax incentives. As we believe recovery is probable, we recorded a $27 million income tax benefit in 2022. As of September 30, 2024 and December 31, 2023, we had $30 million and $32 million of remaining tax incentives. A portion of these credits are expected to be used within one year. As of September 30, 2024, $25 million was recorded in Accounts receivable, net and $5 million in Other non-current assets in the Condensed Consolidated Balance Sheets.
 12. Supplementary Information
Accounts Receivable, Net
Accounts receivable, net as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024	As of December 31, 2023
Accounts receivable - trade	$1,016	$1,145
Accounts receivable - other	172	$154
Allowance for credit losses	(15)	$(20)
Total accounts receivable, net	$1,173	$1,279
There were no significant contract assets or contract liabilities associated with our customers as of September 30, 2024 or December 31, 2023. Liabilities for volume discounts and incentives were also not significant as of September 30, 2024 or December 31, 2023.
Inventories
Inventories as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024	As of December 31, 2023
Finished and in process	$797	$926
Raw materials	355	434
Manufacturing supplies	82	90
Total inventories	$1,234	$1,450

Ingredion Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

Property, Plant and Equipment, Net
During the three months ended September 30, 2024, we announced the intent to close certain manufacturing operations in the United Kingdom in 2025. We recognized an impairment charge of $8 million in connection with the property, plant and equipment at that manufacturing plant.
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
As of September 30, 2024 and December 31, 2023, participating financial institutions held $121 million and $153 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale on our Condensed Consolidated Balance Sheets. As of September 30, 2024, supply chain finance programs existed for operations in Brazil, Mexico, certain PureCircle entities, Colombia, Peru, Thailand and China.
The rollforward of our outstanding obligations confirmed as valid under our supply chain finance programs as of September 30, 2024 was as follows:

As of September 30, 2024
Outstanding at the beginning of the year	$153
Invoices added during the year	359
Invoices paid during the year	(379)
Cumulative translation adjustment	(12)
Outstanding as of September 30, 2024	$121

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “the Company,” “Ingredion,” “we,” “us,” and “our” and similar terms refer to Ingredion Incorporated and its consolidated subsidiaries. This discussion should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained or implied in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
Overview
We are a leading global ingredients solutions provider that transforms grains, fruits, vegetables and other plant-based materials into value-added ingredient solutions for the food, beverage, animal nutrition, brewing and industrial markets. Our innovative ingredient solutions help customers stay on trend with simple ingredients and other in-demand ingredients.
During the third quarter of 2024, operating income, net income and diluted earnings per share increased when compared to the same quarter last year while net sales decreased. Net sales decreased primarily due to price mix from lower pass-through of raw material costs to customers as well as volumes associated with the sale of our South Korea business in 2024. Operating income increased during the third quarter primarily due to lower raw material and input costs. Net income and diluted earnings per share increased primarily due to lower financing costs and lower raw material and input costs, partially offset by a higher effective tax rate for the third quarter of 2024 compared to the third quarter of 2023.
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
Third Quarter of 2024
With Comparatives to Third Quarter of 2023
Net sales. Net sales decreased 8 percent to $1,870 million for the third quarter of 2024 compared to $2,033 million for the third quarter of 2023. The decrease was due primarily due to price mix primarily from lower raw material costs and lost sales volume from the sale of our South Korea business, partially offset by volume increases.
Cost of sales. Cost of sales decreased 14 percent to $1,391 million for the third quarter of 2024 compared to cost of sales of $1,612 million for the third quarter of 2023. The decrease was due primarily to lower raw material and input costs which decreased at a faster rate than sales leading to gross profit margin increasing to 26 percent for the third quarter of 2024 compared to 21 percent for the third quarter of 2023.
Operating expenses. Operating expenses decreased 3 percent to $198 million for the third quarter of 2024 compared to $203 million for the third quarter of 2023. Operating expenses as a percentage of net sales were 11 percent for the third quarter of 2024 and 10 percent for the third quarter of 2023.
Other operating expense (income). Other operating expense was $1 million for the third quarter of 2024 compared to other operating (income) of $(5) million for the third quarter of 2023. The change was primarily due to insurance recoveries in the third quarter of 2023, whereas there were no such recoveries in the third quarter of 2024.
Restructuring and impairment charges. Restructuring and impairment charges were $12 million for the third quarter of 2024 compared to $10 million for the third quarter of 2023. During the third quarter of 2024, we recorded an impairment charge related to property, plant and equipment associated with manufacturing operations in the United Kingdom, where we plan to stop production in the first quarter of next year. During the third quarter of 2023, we recorded an impairment charge on an equity method investment.
Financing costs. Financing costs decreased 96 percent to $1 million for the third quarter of 2024 compared to $26 million for the third quarter of 2023. The decrease was primarily due to lower average outstanding debt balances for the third quarter of 2024 compared to the third quarter of 2023, as well as favorable foreign exchange impacts.
Net gain on sale of business. Net gain on sale of business was $8 million for the third quarter of 2024 to reflect the working capital true-up associated with the sale of our South Korea business, which was completed on February 1, 2024. There was no such gain recorded in the third quarter of 2023.
Provision for income taxes. Our effective income tax rate was 30.8 percent for the third quarter of 2024 and 13.5 percent for the third quarter of 2023. The increase was primarily due to an adverse ruling that generated a multi-year tax contingency in the third quarter of 2024, as well as lapping a prior year retroactive law change to claim certain foreign tax credits against U.S. taxes, and the change in the value of the Mexican peso against the U.S. dollar. These impacts were partially offset by the tax treatment on the sale of our South Korea business during 2024.
Net income attributable to Ingredion. Net income attributable to Ingredion for the third quarter of 2024 increased to $188 million from $158 million for the third quarter of 2023. The increase was primarily due to lower input costs and reduced financing costs, partially offset by a less favorable effective tax rate.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales remained flat at $600 million for the third quarter of 2024 compared to $599 million for the third quarter of 2023. An increase in volume of 11 percent were offset by unfavorable price mix of 11 percent.
Operating income. T&HS operating income increased 12 percent to $96 million for the third quarter of 2024 from $86 million for the third quarter of 2023. The increase was primarily due to lower input costs and recovering volumes, partially offset by unfavorable price mix.
Food & Industrial Ingredients - LATAM
Net sales. F&II - LATAM net sales decreased 6 percent to $620 million for the third quarter of 2024 from $658 million for the third quarter of 2023. The decrease was primarily due to unfavorable price mix of 4 percent and unfavorable foreign exchange impacts of 3 percent, partially offset by an increase of 1 percent in volume.
Operating income. F&II - LATAM operating income increased 26 percent to $131 million for the third quarter of 2024 from $104 million for the third quarter of 2023. The increase was primarily due to lower input costs and catch-up pricing on multi-year contracts.
Food & Industrial Ingredients - U.S./Canada
Net sales. F&II - U.S./Canada net sales decreased 9 percent to $548 million for the third quarter of 2024 from $599 million for the third quarter of 2023. The decrease was due to unfavorable price mix of 9 percent.
Operating income. F&II - U.S./Canada operating income increased 25 percent to $99 million for the third quarter of 2024 from $79 million for the third quarter of 2023. The increase was primarily due to lower raw material and input costs, partially offset by price mix.
All Other
Net sales. All Other net sales decreased 42 percent to $102 million for the third quarter of 2024 from $177 million for the third quarter of 2023. The decrease is due to the sale of our South Korea business during 2024. Excluding the sale of our South Korea business, net sales increased 8 percent.

Operating (loss). All Other operating (loss) was $(4) million for the third quarter of 2024 compared to $(1) million for the third quarter of 2023. The decrease was primarily due to the sale of our South Korea business.
Year-to-Date 2024
With Comparatives to Year-to-Date 2023
Net sales. Net sales decreased 10 percent to $5,630 million for year-to-date 2024 compared to $6,239 million for year-to-date 2023. The decrease was primarily due to price mix from lower raw material costs and lost sales volume from the sale of our South Korea business, partially offset by increased volumes in the rest of the business.
Cost of sales. Cost of sales decreased 12 percent to $4,288 million for year-to-date 2024 compared to $4,890 million for year-to-date 2023. The decrease was primarily due to lower raw material and input costs which decreased at a faster rate than sales leading to an increase in gross profit margin to 24 percent for year-to-date 2024 compared to 22 percent for year-to-date 2023.
Operating expenses. Operating expenses were flat at $578 million for year-to-date 2024 compared to $578 million for year-to-date 2023. Operating expenses as a percentage of net sales were 10 percent for year-to-date 2024 and 9 percent for year-to-date 2023.
Other operating expense. Other operating expense was $5 million for year-to-date 2024 compared to $6 million for year-to-date 2023.
Restructuring and impairment charges. Restructuring and impairment charges were $38 million for year-to-date 2024 compared to $10 million for year-to-date 2023. The increase was due primarily to an $18 million impairment charge on an equity method investment, a $8 million impairment charge related to property, plant and equipment associated with manufacturing operations in the United Kingdom and $8 million related to our Cost2Compete program that began on January 1, 2024.
Financing costs. Financing costs decreased 66 percent to $30 million for year-to-date 2024 compared to $88 million for year-to-date 2023. The decrease was primarily due to lower average outstanding debt balances during the year-to-date 2024 compared to year-to-date 2023, as well as foreign exchange impacts.
Net gain on sale of business. Net gain on sale of business was $90 million for year-to-date 2024 to reflect the sale of our South Korea business, which was completed on February 1, 2024. There was no such gain recorded year-to-date 2023.
Provision for income taxes. Our effective income tax rate for year-to-date 2024 increased to 28.5 percent from 21.9 percent for year-to-date 2023. The increase was primarily due to the change in value of the Mexican peso against the U.S. dollar and an adverse ruling that generated a multi-year tax contingency in the third quarter of 2024. These impacts were partially offset by the tax treatment on the sale of our South Korea business during the first quarter of 2024.
Net income attributable to Ingredion. Net income attributable to Ingredion for year-to-date 2024 increased to $552 million from $512 million for year-to-date 2023. The increase was primarily due to the gain on the sale of our South Korea business and reduced financing costs, partially offset by a less favorable effective tax rate.
Segment Results
T&HS
Net sales. T&HS net sales decreased 5 percent to $1,785 million for year-to-date 2024 from $1,882 million for year-to-date 2023. The decrease was primarily due to unfavorable price mix of 11 percent, partially offset by increased volumes of 6 percent.
Operating income. T&HS operating income decreased 19 percent to $256 million for year-to-date 2024 from $318 million for year-to-date 2023. The decrease was primarily due to unfavorable price mix and the carry-forward of higher cost inventory, partially offset by improved volumes.

F&II - LATAM
Net sales. F&II - LATAM net sales decreased 6 percent to $1,866 million for year-to-date 2024 from $1,991 million for year-to-date 2023. The decrease was primarily due to unfavorable price mix of 7 percent, partially offset by increased volumes of 1 percent.
Operating income. F&II - LATAM operating income increased 11 percent to $362 million for year-to-date 2024 from $327 million for year-to-date 2023. The increase was primarily due to lower input costs and catch-up pricing on multi-year contracts.
F&II - U.S./Canada
Net sales. F&II - U.S./Canada net sales decreased 9 percent to $1,644 million for year-to-date 2024 from $1,811 million for year-to-date 2023. The decrease was primarily due to unfavorable price mix of 8 percent and unfavorable volume of 1 percent.
Operating income. F&II - U.S./Canada operating income increased 16 percent to $291 million for year-to-date 2024 from $251 million for year-to-date 2023. The increase was primarily due to lower raw material and input costs, partially offset by price mix.
All Other
Net sales. All Other net sales decreased 40 percent to $335 million for year-to-date 2024 from $555 million for year-to-date 2023. Excluding the sale of our South Korea business, net sales were up 1 percent.
Operating (loss). All Other operating (loss) increased 200 percent to $(18) million for year-to-date 2024 compared to $(6) million for year-to-date 2023. The increase was primarily due to the sale of our South Korea business in 2024.
Liquidity and Capital Resources
As of September 30, 2024, we had total available liquidity of $2.5 billion. Domestic liquidity of $1.3 billion consisted of $289 million in cash and cash equivalents and $1.0 billion available through our commercial paper program. The commercial paper program is backed by $1.0 billion of borrowing availability under a five-year revolving credit agreement.
As of September 30, 2024, we had international liquidity of $1.2 billion, consisting of $588 million of cash and cash equivalents and $7 million of short-term investments held by our operations outside the U.S., as well as $642 million of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries. These guarantees totaled $40 million as of September 30, 2024. We believe that those consolidated subsidiaries will be able to meet their financial obligations as they become due.
As of September 30, 2024, we had total debt outstanding of $1.8 billion, or $1.7 billion excluding other short-term borrowings. Of our outstanding debt, $1.7 billion consists of senior notes that do not require principal repayment until 2026 through 2050. The weighted average interest rate on our total indebtedness was approximately 4.0 percent for year-to-date 2024 and approximately 4.4 percent for year-to-date 2023.
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

Net Cash Flows
Our cash provided by operating activities was $1.0 billion for year-to-date 2024 compared to cash provided by operating activities of $647 million for year-to-date 2023. The increase was primarily due to a $371 million change in working capital due to decreases in inventory and trade accounts receivable, and increases in accounts payable and accrued liabilities.
We used $170 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during year-to-date 2024 compared to $233 million that we paid during year-to-date 2023 for the same purposes. Capital investment commitments for the remainder of 2024 are anticipated to be between $310 million and $330 million.
We used $601 million of cash for financing activities during year-to-date 2024 compared to cash used for financing activities of $301 million for year-to-date 2023. The difference was primarily due to a net $327 million reduction of our commercial paper borrowings during year-to-date 2024 from $57 million net borrowings of commercial paper during year-to-date 2023.
We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, was $156 million during year-to-date 2024 compared to $143 million during year-to-date 2023. The increase in dividend payments was due to an increase in our quarterly dividend to $0.78 per share during year-to-date 2024 from $0.71 per share during year-to-date 2023.
During the third quarter and year-to-date 2024, we repurchased 185 thousand and 762 thousand outstanding shares of common stock in open market transactions at a net cost of $21 million and $87 million. During the third quarter and year-to-date 2023, we repurchased 1.0 million outstanding shares of common stock at a net cost of $101 million. During year-to-date 2024, we purchased shares in our subsidiary PureCircle from minority shareholders for $40 million, which increased our ownership to 98 percent as of September 30, 2024.
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
Forward-Looking Statements
This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Ingredion Incorporated intends these forward-looking statements to be covered by the safe harbor provisions for such statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this report, there have been no material developments in the environmental proceedings related to our Bedford Park, Illinois manufacturing facility discussed in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of common stock:
The following table presents information regarding our repurchase of shares of our common stock during the third quarter of 2024:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs at End of Period
July 1 – July 31, 2024	185	112.94	185	4,238
August 1 – August 31, 2024	—	—	—	4,238
September 1 – September 30, 2024	—	—	—	4,238
Total	185	112.94	185
On September 26, 2022, the Board of Directors approved a stock repurchase program permitting us to purchase up to 6.0 million shares of our outstanding common stock until December 31, 2025. As of September 30, 2024, we had 4.2 million shares available for repurchase under the stock repurchase program.

ITEM 5. OTHER INFORMATION

Trading Arrangements

On August 13, 2024, Rob Ritchie, Senior Vice President, Food & Industrial Ingredients, LATAM and U.S./Canada, terminated an existing written plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The original plan was adopted on February 29, 2024, and provided for the sale of up to 4,044 shares of our common stock between May 30, 2024 and February 1, 2026. As of the date of termination, Mr. Ritchie had sold 1,195 shares of common stock pursuant to the terms of the plan.

On August 29, 2024, James D. Gray, Executive Vice President and Chief Financial Officer, entered into a written plan for the sale of up to 54,869 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan commences on November 29, 2024 and will expire on November 6, 2025, or any earlier date on which all of the shares have been sold.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Exhibits
We hereby file or furnish the exhibits listed below:

Exhibit No.	Description

10.1
Ingredion Incorporated Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Ingredion’s Current Report on Form 8-K dated July 23, 2024, filed on July 25, 2024) (File No. 1-13397).

10.2
Ingredion Incorporated Executive Change in Control Severance Pay Plan (incorporated by reference to Exhibit 10.2 to Ingredion’s Current Report on Form 8-K dated July 23, 2024, filed on July 25, 2024) (File No. 1-13397).

10.3†
Form of Amendment to Executive Severance Agreements entered into by certain executive officers of Ingredion to the agreements filed as Exhibits 10.17 and 10.18 to Ingredion’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 3, 2018) (File No. 1-13397).

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

INGREDION INCORPORATED

Date: November 8, 2024	By:	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

Date: November 8, 2024	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Corporate Controller, Finance and Environmental, Social and Governance