Form 10-K
period 2024-12-31
Ingredion Inc
filed 2025-02-20
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on the last day of the most recently completed second fiscal quarter (based upon the per share closing price of $114.70 as reported on the New York Stock Exchange on June 30, 2024, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $7,478,000,000.
The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of February 14, 2025 was 64,185,927.
Documents Incorporated by Reference:
Information required by Part III (Items 10, 11, 12, 13 and 14) of this document is incorporated by reference to certain portions of the registrant’s definitive Proxy Statement to be distributed in connection with its 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

INGREDION INCORPORATED
FORM 10-K

Forward-Looking Statements

This annual report on Form 10-K contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Ingredion intends these forward-looking statements to be covered by the safe harbor provisions for such statements.

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

Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various risks and uncertainties, including changes in consumer practices, preferences, demand and perceptions that may lessen demand for the products we make; geopolitical conflicts and actions arising from them, including the impacts on the availability and prices of raw materials and energy supplies, supply chain interruptions, and volatility in foreign exchange and interest rates; the effects of global economic conditions and the general political, economic, business, and market conditions that affect customers and consumers in the various geographic regions and countries in which we buy our raw materials or manufacture or sell our products, and the impact these factors may have on our sales volumes, the pricing of our products and our ability to collect our receivables from customers; our reliance on purchases of our products by major industries which we serve and from which we derive a significant portion of our sales, including, without limitation, the food, beverage, animal nutrition and brewing industries; the risks associated with pandemics; our ability to develop or acquire new products and services at rates or of qualities sufficient to gain market acceptance; increased competitive and/or customer pressure in the corn-refining industry and related industries, including with respect to the markets and prices for our primary products and our co-products, particularly corn oil, and the ability to pass through price increases in our key inputs; price fluctuations, supply chain disruptions, tariffs, duties and shortages affecting inputs to our procurement, production processes and delivery channels, including raw materials, energy costs and availability and cost of freight and logistics; our ability to contain costs, achieve budgets and realize expected synergies, including our ability to complete planned maintenance and investment projects on time and on budget as well as to effectively manage freight and shipping costs and hedging activities; operating difficulties at our manufacturing facilities and liabilities relating to product safety and quality; the effects of climate change and legal, regulatory, and market measures to address climate change; our ability to successfully identify and complete acquisitions, divestitures, or strategic alliances on favorable terms, as well as to successfully conduct due diligence, integrate acquired businesses or implement and maintain strategic alliances and achieve anticipated synergies with respect to such transactions; economic, political and other risks inherent in conducting operations in foreign countries and in foreign currencies; the failure to maintain satisfactory labor relations; our ability to attract, develop, motivate, and maintain good relationships with our workforce; the impact of legal and regulatory proceedings, lawsuits, claims and investigations; the impact of any impairment charges on our goodwill or long-lived assets; the impact on our business of political events, trade and international disputes, war, threats or acts of terrorism, and natural disasters; changes in government policy, law, or regulation and costs of legal compliance, including compliance with environmental regulation or the occurrence of other significant events beyond our control; changes in our tax rates or exposure to additional income tax liability; risks affecting our ability to raise funds at reasonable rates and other factors affecting our access to sufficient funds for future growth and expansion; increases in interest rates that could increase our borrowing costs; interruptions, security incidents, or failures with respect to information technology systems, processes, and sites; risks affecting the continuation of our dividend policy; and our ability to maintain effective internal control over financial reporting.

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

PART I.

ITEM 1. BUSINESS
Our Company
Ingredion Incorporated (together with its consolidated subsidiaries, the “Company,” “Ingredion,” “we,” “us,” and “our”) is a leading global ingredient solutions provider that transforms grains, fruits, vegetables and other plant-based materials into value-added ingredient solutions for the food, beverage, animal nutrition, brewing and industrial markets. Our purpose is to bring the potential of people, nature and technology together to make life better.
We aspire to be recognized as the go-to provider for texture and healthful solutions that make healthy taste better. We develop, produce and sell a variety of food and beverage ingredients, primarily starches and sweeteners, for a broad range of customers in over 60 industries worldwide.
Products
Our innovative ingredient solutions help customers stay on trend with consumer-friendly, in-demand ingredients. Ingredion derives most of our products by processing corn and other starch-based materials, such as tapioca, potato and rice. Our product lines include starches and sweeteners, animal feed products and edible corn oil. Our starch-based products include both food-grade and industrial starches, as well as biomaterials and non-GMO (genetically modified organism) products. Our sweetener products include glucose syrups, high maltose syrups, high fructose corn syrup, caramel color, dextrose, polyols, maltodextrins, glucose and syrup solids, high-intensity sweeteners, and various non-GMO products.

Starches are an important component in a wide range of processed foods, where food companies use them for adhesion, clouding, dusting, expansion, fat replacement, freshness, gelling, glazing, mouthfeel, stabilization and texture. The paper industry uses starches to provide strength properties as well as adhesion in the conversion of corrugated boxes, and various industrial companies use paper starches for enhanced drainage, fiber retention, oil and grease resistance, improved printability and biochemical oxygen demand control. Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining and water filtration. The textile industry uses starches for sizing (abrasion resistance) to provide size and finishes for manufactured products. Specialty industrial starches are used for biomaterial applications, including biodegradable plastics, fabric softeners and detergents, hair and skin care applications, dusting powders for surgical gloves, and in the production of glass fiber and insulation. Our starch products represented approximately 49 percent, 47 percent and 46 percent of our net sales for 2024, 2023 and 2022.
Sweeteners have broad application in food, beverage and brewing products. Food companies use our sweeteners in a wide variety of food and beverage products, such as baked goods, snack foods, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes, table syrups, and beverages. These sweetener products offer functionality in addition to sweetness, such as texture, body and viscosity; help control freezing points, crystallization and browning; add humectancy (ability to add moisture) and flavor; and act as binders. Our high maltose syrups speed the fermentation process, allowing brewers to increase capacity without adding capital. Dextrose has a wide range of applications in the food and confection industries, in solutions for intravenous (“IV”) and other pharmaceutical applications. Some natural high-intensity sweeteners, such as stevia, provide a sweetness or functional alternative to full-caloric sweeteners for our customers. Some food and beverage customers seek these alternatives for their reduced-calorie or sugar-free foods and beverages. Our sweetener products represented approximately 35 percent, 34 percent and 33 percent of our net sales for 2024, 2023 and 2022.
Our products also include pulse-based protein ingredients made from yellow peas, which add protein, dietary fiber, micronutrients and texture to food and beverages. We sell refined corn oil (from germ) to packers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. We also sell corn gluten feed as animal feed and corn gluten meal as high-protein feed for chickens, pet food and aquaculture. In addition, we sell multi-ingredient systems and blends.
Our products compete with products made from other raw materials. High fructose corn syrup and monohydrate dextrose, for example, compete principally with cane and beet sugar products. Co-products, such as corn oil and gluten meal, compete with products of the corn dry milling industry and with soybean oil, soybean meal and other products. Fluctuations in prices of these competing products may affect prices of, and profits derived from, our products.

Business Segments
Beginning January 1, 2024, we re-aligned our operating segments, which resulted in a change to our reportable business segments. This change in operating segments better aligns our production assets and commercial efforts and resulted in three new reportable segments: Texture & Healthful Solutions (“T&HS”), which focuses on providing its solutions to the global market; and Food & Industrial Ingredients - Latin America (“F&II - LATAM”) and Food & Industrial Ingredients - U.S./Canada (“F&II - U.S./Canada”), each of which focuses on providing its products to local markets. In addition, we group operating segments that are not individually or collectively classified as a reportable segment as “All Other.”
The approximate portion of total net sales by industry for each of our reportable segments and All Other in 2024 was as follows:

Industries Served	Total Ingredion	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other
Food	56%	81%	46%	41%	55%
Beverage	10	4	10	16	10
Brewing	7	1	18	4	1
Food and Beverage Ingredients	73	86	74	61	66

Animal Nutrition	8	2	13	8	12
Other	19	12	13	31	22
Total Net Sales	100%	100%	100%	100%	100%
No customer or group of related customers accounted for 10 percent or more of our net sales in 2024, 2023 or 2022.
Some of our customer contracts provide for spot sales, while others are fee-based and adjust our selling prices based upon raw material input costs. Longer term customer contracts may have terms of one year or multiple years, such as those with the beverage industry. Firm-based pricing reflects fixed prices for our products, which transfers risk to us for underlying input costs over the contract period. Conversely, fee-based pricing allocates the risk for the underlying input costs to our customers. Most of our multi-year contracts are fee-based, which adjust our selling prices at intervals during the contract term.
Texture & Healthful Solutions
T&HS focuses on providing global customers with a wide array of innovative ingredient solutions that maintain or enhance texture and deliver healthful product attributes for global and regional customers. T&HS product categories are primarily comprised of modified and native starches, clean-label texturizers, hydrocolloids, and customized formulations. T&HS ingredients deliver more functionality than our other products, add additional customer value, achieve higher average selling prices, and enable our customers to deliver high quality, consumer-preferred products aligned to growing market and consumer trends such as health and wellness, clean-label, simple ingredients, affordability, indulgence and sustainability.
T&HS faces competition globally from Archer-Daniels-Midland Company (“ADM”), Tate & Lyle, Cargill, and Roquette. Smaller, local corn, potato, and tapioca processors also operate in some of our markets, targeting other customer needs.
T&HS’s customer contracts vary according to each customer’s circumstances and primary location. These include both firm- and fee-based contracts, with multi-year, one-year, or shorter terms, depending on market dynamics, customer preferences and our considerations of input cost risks.
T&HS has a global manufacturing footprint with 23 manufacturing facilities in the U.S., Canada, Asia-Pacific and Europe, which produce ingredients based on raw materials that include corn, potato, tapioca, fruit, rice, and tree extracts. In addition, T&HS utilizes a network of tolling manufacturers to produce certain ingredients, which T&HS completes through its finishing channels.

Food & Industrial Ingredients - Latin America
F&II - LATAM consists of ten manufacturing facilities in Mexico and South America that convert primarily corn, but also some tapioca and sugar, into starches, sweeteners and co-products for the local needs of food and industrial markets in Latin America. Product applications include food production, brewing, beverages, paper manufacturing, textiles, adhesives, pharmaceuticals and cosmetics. F&II - LATAM has a significant presence in the brewing industry in Latin America, which uses high maltose corn syrup and starches in its brewing products, unlike the U.S. and Canada. F&II - LATAM’s customers for food and industrial ingredients, including global brands, source raw materials locally in the Latin America region.
F&II - LATAM’s facilities typically manufacture liquid or dry products that require minimal modification and are usually shipped by truck to local markets. Although most of our Mexico and Colombia operations use corn raw material inputs that they import from the U.S., our other South American operations procure their corn and other raw inputs from local producers in South America.
F&II - LATAM faces competition from U.S. imports into Mexico and from local producers, including ALMEX, a Mexican joint venture between ADM and Primient. South America is a more fragmented market of local producers, but Cargill maintains starch processing operations in Brazil and Argentina.
Most of F&II - LATAM’s customer contracts reflect country and industry practices. The brewing industry throughout Latin America primarily uses fee-based, multi-year contracts with pricing that updates quarterly. In Mexico, a significant portion of our volume is sold through annual, firm-priced contracts. Most customer contracts in South America are one-year contracts that have shorter pricing periods that adjust to factors such as inflation and local raw input prices, as well as spot sales and contracts that are three months or less.
F&II - LATAM also holds a 49% ownership in Ingrear Holding S.A. (the “Argentina joint venture”), a joint venture with Grupo Arcor, an Argentine multinational company. The joint venture, which has operations in Argentina and is impacted by Argentine peso currency fluctuations, serves customers in Argentina, Chile and Uruguay.
Food & Industrial Ingredients - U.S./Canada
F&II - U.S./Canada consists of six manufacturing facilities in the U.S. and Canada that convert corn into starches and sweeteners and co-products for the local needs of food and industrial markets. F&II - U.S./Canada has a significant presence in the industrial market. Product applications include food and beverages, paper and packaging, pharmaceuticals and personal care. F&II - U.S./Canada’s facilities manufacture liquid or dry products that require minimal modification and are usually shipped using bulk rail cars or tanker trucks. The manufacturing process also generates co-products that customers use for animal nutrition and corn oil production. F&II - U.S./Canada’s customers include global brands that generally tend to source ingredients locally.
The starch and sweetener industry in the U.S. and Canada is highly competitive, and competition within these markets is largely based on product functionality, price and quality. F&II - U.S./Canada’s competitors include, among others, ADM, Cargill, and Primient. F&II - U.S./Canada’s customer sales contracts are typically one year in length or shorter; however, one-third of sales are multi-year, fee-based contracts.
All Other
We do not separately report results for operating segments that we classify in All Other, which includes sweetener and starch sales by our Pakistan business, sales of stevia and other ingredients from our PureCircle and Sugar Reduction businesses, and pea protein and, until recently, fava bean ingredients from our Protein Fortification business. The sale of our South Korea business occurred on February 1, 2024.
Our Sugar Reduction business includes our 98 percent ownership of PureCircle Limited (“PureCircle”) and other sweeteners that provide affordable and natural, reduced sugar and sugar-free solutions for our customers. Sugar Reduction solutions provide sweetness or functional replacement for sugar in reduced-calorie and sugar-free foods and beverages without sacrificing quality and consistency.

Our Protein Fortification business produces specialty pulse-based protein ingredients made from yellow peas, which add protein, dietary fiber, micronutrients and texture to food and beverages. At the end of 2024, we decided to cease the manufacturing operations at our manufacturing facility in Vanscoy, Canada.
Operations
In Operations, we leverage the power of our Ingredion Performance System to seek to deliver consistent, sustainable improvement through five pillars – people, reliability, quality, management and safety. For each of these pillars, we assign leadership to corporate, segment and manufacturing facility levels. Our centralized production planning, distribution and financial functions give us the ability to serve global customers, leverage digital solutions and artificial intelligence, ration production capacity, identify synergies, and maximize the benefits of our global presence. We delegate authority for production improvements and empower local management to seek tailored innovation solutions throughout our worldwide operations, allowing us to bring added value to our customers and providing us with a unique understanding of the cultures and product requirements in each of our geographic markets. As of December 31, 2024, we utilized our global network of 46 manufacturing facilities and joint venture partnerships to support our global product lines.
Most of our manufacturing processes are based on a capital-intensive, two-step process that involves the wet-milling and processing of starch-based materials, primarily corn. During the front-end process, we steep starch-based materials in a water-based solution and separate them into a starch slurry, protein, fiber, or germ used to produce corn oil. We will then further process the starch slurry to produce starches, sweeteners and other ingredients for various industries.
Raw Materials
Corn (primarily yellow dent) is the primary basic raw material we use to produce starches and sweeteners. We also use tapioca in certain of our T&HS production processes in the Asia-Pacific region and in South America. We use chips and slices from potato processors as the primary raw material to manufacture potato-based starches. In addition to corn, potatoes, and tapioca, we use pulses, gums, rice, stevia, yellow peas and sugar as raw materials, among others.
Corn is grown in many areas of the world, including the U.S., Canada, Mexico, Brazil, Argentina, Europe, South Africa and Pakistan. Our operations in the U.S. source corn produced in the U.S., and our subsidiaries outside the U.S. utilize both supplies of corn from their local regions, as well as corn the subsidiaries import from other geographic areas, including the U.S. We generally expect the supply of corn for our subsidiaries to be adequate for our needs.
The price of corn fluctuates in response to various factors, including farmers’ planting decisions, climate, crop-related disease, domestic and foreign government policies (including those related to the production of ethanol), livestock feeding, shortages or surpluses of world grain supplies, and trade agreements. Corn prices for our non-U.S. subsidiaries fluctuate as a result of the same factors that affect U.S. corn prices, although the impact of these factors on local markets may vary.
We also utilize specialty grains, such as waxy and high amylose corn, as well as proprietary seed varietals in our operations. In general, the planning cycle for our sourcing of specialty grains begins three years in advance of the anticipated delivery of the specialty corn, since farmers must grow the necessary seed in the season before we contract to buy the grain. To secure these specialty grains at the time of our anticipated needs, we contract approximately two years in advance of delivery with farmers to grow the specialty corn. These specialty grains have a higher cost due to their more limited supply and require longer planning cycles to mitigate the risk of potential supply shortages.
Sugar Reduction ingredients, which include stevia sweeteners, polyols, dextrose and allulose, a rare sugar, come from a variety of GMO and non-GMO raw material bases. Due to the competitive nature of our industry and the availability of substitute products, end-product prices in any period may not fluctuate in tandem with raw material costs of corn or other input costs during that period.
We use derivative hedging contracts to protect the gross margin of our firm-priced business, primarily in each of our Food and Industrial Ingredient reportable segments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.
Research and Development
Our Research and Development (“R&D”) organization is dedicated to driving innovation and enhancing Ingredion’s competitive position within the ingredient industry. The R&D function focuses on the discovery, development, and commercialization of high-performance, value-added ingredient solutions that meet evolving consumer preferences and industry demands in both food and non-food applications. We achieve this through the physical, chemical, and biochemical transformation of agricultural inputs, primarily corn. We invest in cutting-edge technology, proprietary formulations, and process innovations to expand our product portfolio while maintaining compliance with regulatory, food safety, and quality standards in all geographies in which we operate.
Our R&D team consists of approximately 500 scientists and engineers who work collaboratively across our global network of 30 Ingredion Idea Labs®, with headquarters in Bridgewater, New Jersey. Our core capabilities include food and non-food product design and development, molecular discovery, analytical and sensory characterization, regulatory affairs, manufacturing process innovation, plant science, and project portfolio management. We collaborate with customers to develop specific application solutions either in the customers’ facilities, our Idea Labs® and technical service centers, or at third-party contractors. Additionally, we partner with academic institutions, research organizations, and industry stakeholders to foster collaborative innovation and accelerate the development of new technologies. Our intellectual property portfolio, including patents and proprietary know-how, supports our strategic innovation initiatives and reinforces our commitment to delivering differentiated, high-performance ingredients to our customers around the world.
We continuously evaluate and refine our R&D investments to align with our long-term business strategy, improve operational efficiencies, and drive sustainable growth for Ingredion.
Sales and Distribution
Members of our salaried sales workforce, who are generally dedicated to customers in a geographic region, sell our products directly to manufacturers and distributors. In addition, we have employees who provide technical support to our sales personnel on an industry basis. We generally contract with trucking companies to deliver our bulk products to customer destinations. In North America countries serviced by our F&II segments, we generally use trucks to ship to nearby customers. For those customers located considerable distances from our manufacturing facilities, we primarily use either rail transport or a combination of rail transport and trucks to deliver our products.
Patents and Trademarks
As of December 31, 2024, we owned more than 2,000 patents and patents pending, which relate to a variety of products and processes, as well as a number of established trademarks under which we market our products. We also have the right to use other patents and trademarks pursuant to patent and trademark licenses. We do not believe that any individual patent or group of related patents or any trademark is material to our business.
Human Capital
Our core values - Care First, Be Preferred, Everyone Belongs, Innovate Boldly, and Owner’s Mindset - provide us with guidelines and expectations for ethical behavior among our employees. Our Code of Conduct is well-defined, and we have governance processes in place to manage compliance with our Code of Conduct, policies and procedures, and applicable laws and regulations.
Through our Care First value, we actively work to safeguard and enable the well-being of our people, the quality of our products, and our reputation for trust and integrity. We believe the strength of our workforce is one of the significant contributors to our success as a global company. Attracting, developing and retaining global talent with the right skills to drive our business is central to our values and long-term growth strategy. As a result, we believe our employees feel connected to our culture and identify with our values, commitment to our purpose, innovation, and pursuing our sustainability goals through their actions and behaviors.

Workforce Profile
As of December 31, 2024, Ingredion employed approximately 11,200 people, of whom approximately 3,200 were located in the U.S. and Canada. Approximately 33 percent of our U.S. and Canadian employees are members of labor unions. We have no collective bargaining agreements in the U.S. or Canada that will expire in 2025.
The approximate number of employees by reportable segment and All Other as of December 31, 2024 is as follows:

Approximate Number of Employees
Texture & Healthful Solutions	3,000
Food & Industrial Ingredients - LATAM	4,000
Food & Industrial Ingredients - U.S./Canada	1,200
All Other (i)	3,000
Total Ingredion	11,200
(i) All Other includes corporate employees.
Workplace Safety and Employee Wellness
The overall well-being and safety of our employees and customers is one of our top priorities. We believe we make a positive contribution to our employees’ health and quality of life through our strong focus on maintaining an injury-free workplace and investments in programs, training, workplace resources and continuous improvement methodologies that encourage safe working practices. We continue to improve safety results and ensure responsible management of all our facilities, particularly in our manufacturing facilities, which continue to represent the greatest safety and health risks. A workplace safety goal represents a part of each employee’s personal performance objectives each year as we strive to achieve an injury-free work environment.
Ingredion provides our employees with a variety of wellness programs and offers incentives for weight management, smoking cessation and health club memberships. We also offer Employee Assistance Programs to provide counseling services in support of the emotional, social and financial health of each employee.
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
Government Regulation
As a manufacturer and marketer of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to federal, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. We and many of our products are also subject to regulation by the U.S. Food and Drug Administration and other government agencies. Among other things, applicable regulations of these agencies prescribe requirements and establish standards for product quality, purity and labeling. Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No material fines were imposed on us in 2024. We may also be required to comply with federal, state, foreign and local laws regulating food handling and storage. We believe these laws and regulations have not negatively affected our competitive position.
Our operations are also subject to federal, state, foreign and local laws and regulations for environmental matters, including air and water quality, as well as other regulations intended to protect public health and the environment. We operate industrial boilers that fire natural gas, coal, or biofuels to operate our manufacturing facilities. Those boilers, along with product dryers, are our primary source of greenhouse gas emissions. During 2024, we spent $49 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects. We currently expect that we will invest approximately $66 million for environmental facilities and programs in 2025.

Based on current laws and regulations and their enforcement and interpretation, we do not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that we will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on our future financial condition and results of operations.
Additional Information
Our website address is www.ingredion.com and our investor website is ir.ingredionincorporated.com. We make available, free of charge through our investor website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission. Our corporate governance guidelines, board committee charters and code of ethics are posted on our investor website and will be made available in print without charge to any stockholder upon request in writing to our principal executive offices at Ingredion Incorporated, 5 Westbrook Corporate Center, Westchester, Illinois 60154, Attention: Corporate Secretary. The information on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

Information about our Executive Officers
Our executive officers and their positions with us as of February 20, 2025 are as follows:

Name	Age	Positions, Offices and Business Experience
James P. Zallie	63	President and Chief Executive Officer since January 2018. Executive Vice President, Global Specialties and President, Americas from January 2016 to December 2017. Director of Sylvamo Corporation, a global producer of uncoated papers.
James D. Gray	58	Executive Vice President and Chief Financial Officer since March 2017.
Davida M. Gable	58	Vice President, Corporate Controller since joining Ingredion in October 2021. Head of Global Accounting and External Reporting at Wayfair Inc., an e-commerce company, from August 2020 to September 2021, and Assistant Controller at AK Steel Holdings Corporation, an integrated steel manufacturer, from May 2013 to July 2020.
Valdirene Evans	57	Senior Vice President and President, Global Texture Solutions as of January 2024. Senior Vice President and President, Asia-Pacific and Global Head of Pharma, Home and Beauty from October 2020 to December 2023. Senior Vice President and President, Asia-Pacific from March 2018 to September 2020.
Larry Fernandes	60	Senior Vice President and Chief Commercial and Sustainability Officer since July 2018.
Tanya Jaeger de Foras	54	Senior Vice President, Chief Legal Officer, Corporate Secretary and Chief Compliance Officer since joining Ingredion in November 2021. Deputy General Counsel and Chief Compliance Officer for Whirlpool Corporation, a global home appliance manufacturer, from September 2019 to September 2021.
Michael J. Leonard	49	Senior Vice President, Chief Innovation Officer and Head of Protein Fortification, as of May 2024. Chief Executive Officer for MycoTechnology, a food products supplier, from November 2023 to May 2024, and Chief Executive Officer and Chief Technology Officer for Motif FoodWorks, a food processing company, from September 2019 to November 2023.
Michael O’Riordan	55	Senior Vice President, Texture & Healthful Solutions, EMEA and Asia-Pacific, as of January 2024. Board Chairman, Rafhan Maize Ltd., a Company affiliate in Pakistan since March 2023. Regional President, EMEA, from October 2020 to December 2023. Global Vice President, Marketing and Springboards, from July 2016 to September 2020.
Rob Ritchie	55	Senior Vice President, Food & Industrial Ingredients, LATAM and U.S./Canada, as of January 2024. Senior Vice President, Food & Industrial Ingredients, Americas, from May 2023 to December 2023. Regional President, Mexico, U.S./Canada Sweetener Solutions, Industrial Solutions and Kerr Concentrates from January 2021 to April 2023. President and General Director, Mexico, from March 2018 to December 2020.
Eric Seip	57	Senior Vice President, Global Operations and Chief Supply Chain Officer since joining Ingredion in January 2021. Senior Vice President, Global Supply Chain at ChampionX Holding Inc. (formerly Ecolab), an oil and gas equipment and services company, from January 2020 to January 2021.
Nancy Wolfe	55	Senior Vice President and Chief Human Resources Officer since joining Ingredion in January 2022. Senior Vice President, Human Resources at Bayer Crop Science (formerly Monsanto), an agriculture, chemical and biochemical solutions company, from June 2018 to January 2022.

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
Risks Related to Our Business and Our Industry
Changes in consumer practices, preferences, demand and perceptions, including with respect to products developed through biotechnology, may lessen the demand for our products, which could reduce our sales and profitability and harm our business.
The demand for food products, including agricultural products developed through biotechnology, is often affected by changes in consumer practices and tastes, national, regional and local economic conditions. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products that contain sweetener products, including high fructose corn syrup, and genetically modified products, in favor of foods that are perceived as being healthier or pose unknown risks to the environment, have negatively affected our sales and profitability. Increasing concern among consumers, public health professionals and government agencies about the potential health concerns associated with obesity and inactive lifestyles represent a significant cost to some of our customers, including those engaged in the food and soft drink industries, and continue to materially affect demand for our products. Similarly, the increasing availability, use and acceptance of weight loss medications, including the expanded use of medications designed for weight loss in people without diabetes, may reduce sales of food and beverage products that contain our ingredients, since the medications regulate appetite and may reduce the overall amount of food and beverages consumed.
Geopolitical conflicts and actions arising from them may have an adverse effect on the availability and prices of raw materials and energy supplies, cause supply chain disruptions, or contribute to volatility in foreign exchange and interest rates.
Our business may be adversely affected by geopolitical conflicts, including the ongoing conflict between Russia and Ukraine, and conflict in the Middle East. Our operations in Russia and Ukraine accounted for less than one half of one percent of our net sales in 2024, but these locations are in regions that provide sources of raw material and energy supplies for both us and some companies whose products we distribute. Economic sanctions and export control measures imposed on Russia and designated Russian enterprises, Belarus and certain regions of Ukraine have resulted in increased volatility in the availability and prices of such raw materials and energy supplies. In addition, sanctions and macroeconomic effects of geopolitical conflicts have contributed to greater volatility in foreign exchange and interest rates that affect our financial results. Developments relating to geopolitical conflicts might result in a continuation of these impacts and in other impacts that could adversely affect our business or results of operations.
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

Volatile worldwide economic conditions and market instability may make it difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce products in excess of demand, increase our inventory carrying costs, and incur additional charges for aged, obsolete or spoiled inventory. This forecasting difficulty also may cause a shortage of products that could affect our ability to satisfy the demand for our products.
Our reliance on certain industries for a significant portion of our sales could have a material adverse effect on our business.
Of our 2024 net sales, approximately 56 percent were generated by sales to the food industry, approximately 10 percent by sales to the beverage industry, approximately 8 percent by sales to the animal nutrition industry, and approximately 7 percent by sales to the brewing industry. If our customers in any of these industries were to substantially decrease their purchases, our business might be materially adversely affected.
Pandemics could have a material adverse effect on our business.
Pandemics, such as the coronavirus pandemic in 2020 and subsequent years, have had, and could continue to have, negative impacts on our business, including by causing significant volatility in the commodity and currency markets, changes in consumer demand, behavior or preference, disruptions in our supply chain and manufacturing capacity, limitations on our employees’ ability to work and changes in the economic or political conditions in markets we serve, some of which could constrain or halt shipments from suppliers or to customers. Emerging epidemics such as H5N1 (avian influenza) could mature into a future pandemic and regardless could affect the demand for and pricing of our co-products or products. These risks individually and in the aggregate could have a material effect on our operating results, financial condition, cash flows and prospects.
The success of our business depends on the continuing innovation, research, development, formulation, maintenance and operation of our products and services, including more sustainable production.
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
We operate in a highly competitive environment. Competition in markets in which we compete is largely based on price, quality and product availability. Many of our products compete with virtually identical or similar products manufactured by other companies in the food and ingredients industry. In the U.S., our competitors include divisions of larger enterprises that have greater financial resources than we do. Some of these competitors, unlike us, have vertically integrated their corn refining and other operations. Many of our products also compete with products made from raw materials other than corn, including cane and beet sugar. Fluctuation in prices of these competing products may affect prices of, and profits derived from, our products. In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup. Furthermore, co-products such as corn oil and gluten meal compete with products of the corn dry milling industry and with soybean oil, soybean meal and other products, the price of some of which may be affected by government programs such as tariffs, duties or quotas.
Market volatility may adversely affect our ability to pass through potential increases in the cost of corn and other raw materials to customers via product price increases, to purchase quantities of corn and other raw materials at prices sufficient to sustain or increase our profitability, or to supply product quantities and meet shipment delivery requirements that our customers demand.
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

Our finished products are made primarily from corn. Purchased corn and other raw material costs generally account for between 40 percent and 60 percent of our finished product costs. Some of our products are based upon specific varieties of corn that are produced in significantly smaller volumes than yellow dent corn. These specialty grains cost more due to their more limited availability and require planning cycles of up to three years to ensure we receive an adequate supply. We also manufacture certain starch-based products from potatoes. The T&HS segment’s current potato starch requirements constitute a substantial portion of the total available supply of feedstock in the U.S. and Canada. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development could result in capacity constraints. Also, we utilize tapioca in the manufacturing of starch products, primarily in Thailand, as well as pulses, gum, rice, stevia and other raw materials around the world. A significant supply disruption or sharp increase in prices of any of these raw materials that we are unable to recover through pricing increases to our customers could have an adverse impact on our growth and profitability, especially if such an event disproportionately affects us as compared to our competitors.
In North America countries serviced by our F&II segments, we sell a large portion of our finished products derived from corn at firm prices established in supply contracts typically with a term of one year, though some may be shorter, and some may be multi-year. To minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures and options contracts or take other hedging positions in the corn and soy futures market. These derivative contracts typically mature within one year. At expiration, we settle the derivative contracts at a net amount equal to the change in the price of the commodity from the date we entered the derivative contract, with the intention of offsetting the change in commodity prices from the time we entered the firm-priced supply contracts. The fluctuations in the fair value of these hedging instruments may adversely affect our cash flow. We fund any unrealized losses or receive cash for any unrealized gains on futures contracts on a daily basis. While the corn and soy futures contracts or hedging positions are intended to minimize the effect of volatility of corn costs on operating profits, the hedging activity can result in losses, some of which may be material. In addition, our hedging activities may not be fully successful in limiting the effect of volatility in the cost of corn.
Inputs to our procurement, production processes and delivery channels, such as raw material, energy, and freight and logistics, may experience price fluctuations, supply chain interruptions, tariffs, duties, and shortages that could adversely affect our results of operations.
Our business in the past has been adversely affected by fluctuations in our energy costs, which represented approximately 8 percent of our finished product costs in 2024 and could be negatively affected by such fluctuations in future periods. We use energy primarily to create steam required for our production processes and to dry products. We consume natural gas, electricity, coal, fuel oil, wood and other biomass sources to generate energy.
Because we ship products worldwide, our business in the past and has been, and in future periods could be, adversely affected by fluctuations in freight and logistics costs, tariffs, duties, and disruptions in supply channels between parties and locations that include our suppliers, production and storage facilities, tolling and packaging partners, distributors and customers. Risks to our business include impacts from labor strikes or weather-related events that affect transportation by rail, air, shipping or ground.
The market prices for our raw materials, supply chain freight and logistics, and energy may vary considerably depending on supply and demand, global economic conditions, trade agreements and tariffs, duties and other factors. We purchase these commodities and services based on our anticipated usage and future outlook for these costs. We may not be able to purchase these commodities and services at prices that we can adequately pass on to customers, which could have an adverse impact on our growth and profitability.
An inability to contain costs and working capital could adversely affect our future profitability, cash flows and growth.
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

Operating difficulties at our manufacturing facilities and liabilities relating to product safety and quality could adversely affect our operating results, financial condition, cash flows and prospects.
Producing starches, sweeteners and other food and industrial ingredients is a capital-intensive industry. We conduct preventive maintenance and de-bottlenecking programs at our manufacturing facilities designed to maintain and improve capacity and facility reliability. If we encounter operating difficulties at a facility for an extended period or start-up problems with any capital improvement projects, we may not be able to meet a portion of our sales order commitments and could incur significantly higher operating expenses, either of which could adversely affect our operating results, financial condition, cash flows and prospects and result in adverse publicity. Furthermore, we use boilers to generate steam required in our production processes. An event that impairs the operation of a boiler for an extended period could have a significant adverse effect on the operations of any manufacturing facility in which the event occurred.
In addition, we are subject to risks related to such matters as product safety and quality issues, product recalls, and customer claims, including product liability claims. The liabilities that could result from these risks may not always be covered by, or could exceed the limits of, our insurance coverage related to product liability and the other applicable forms of insurance that we carry. In addition, adverse publicity about our products, or our customers’ products that contain our ingredients, including concerns about product safety or similar issues, whether real or perceived, could harm our reputation and result in an immediate adverse effect on our sales and customer relationships, as well as require us to devote significant resources to rebuild our reputation. The occurrence of any of the foregoing matters could adversely affect our operating results, financial condition, cash flows and prospects.
If we are unable to contain our operating costs and maintain the productivity and reliability of our production facilities, our profitability and growth could be adversely affected.
Global climate change and legal, regulatory, or market measures to address climate change, may negatively affect our business, operating results, financial condition, cash flows and prospects.
We are subject to risks associated with the long-term effects of climate change on the global economy and on our industry in particular. Extreme weather and natural disasters that occur around the globe, such as drought, wildfires, storms, changes in ocean currents and flooding, could make it more difficult and costly for us to manufacture and deliver our products to our customers, obtain raw materials from our suppliers, or perform other critical corporate functions. In particular, if such climate change impacts negatively affect agricultural productivity, we may be subject to decreased availability or less favorable pricing from certain commodities that are necessary for our products, including corn, specialty grains, rice, stevia, peas and sugar. Adverse weather conditions and natural disasters could reduce crop size and crop quality, which could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our costs of storing and transporting raw materials, or disrupt production schedules. Our manufacturing operations also could be adversely affected by reduced water availability resulting from droughts or other interruptions from acute and chronic physical climate events due to climate change, including droughts, heat waves, freezing temperatures, changing precipitation patterns and heat stress.
There is a global concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather patterns and the frequency and severity of natural disasters. The increasing concern over climate change could result in new domestic or international legal requirements for us to reduce greenhouse gas emissions and other environmental impacts of our operations, improve our energy efficiency, or undertake sustainability measures that exceed those we currently pursue. Furthermore, such measures may result in the taxation of greenhouse gas emissions. Any such regulatory requirements could cause disruptions in the manufacture of our products and result in increased capital, procurement, manufacturing and distribution costs. Our reputation could be harmed if we fail, or are seen as having failed, to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change. The occurrence of any of the foregoing matters could adversely affect our operating results, financial condition, cash flows and prospects and could require us to devote significant resources to rebuild our reputation.
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

We are or soon will be obligated to comply with new sustainability and climate-related reporting requirements under California climate-related reporting statutes, laws of member states of the European Union implementing the EU Corporate Sustainability Reporting Directive, and other laws and regulations. These sustainability reporting requirements, under evolving sustainability reporting frameworks, will require us to provide, at least annually, detailed public disclosures about the greenhouse gas emissions and other climate-related effects our activities produce, the climate-related operating and financial risks we face, and the strategies we pursue to reduce and adapt to the impacts of climate change. We expect to incur substantial costs to prepare these disclosures and implement internal controls for sustainability reporting. If we fail to compile, assess and report the required operating and accounting information in a timely manner and in accordance with mandatory reporting standards, we could be exposed to fines and other sanctions and sustain harm to our reputation.
We may not successfully identify and complete acquisitions, divestitures, or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such transactions could result in unforeseen operating difficulties and expenditures and require significant management resources.
We regularly review potential acquisitions of complementary businesses, technologies, services, or products, as well as potential divestitures or strategic alliances. We have completed several such acquisitions and strategic alliances in recent years and the sale of our South Korea business on February 1, 2024. We may be unable to find suitable acquisition candidates, purchasers for operations we may wish to sell, or appropriate partners with whom to form partnerships or strategic alliances. Even if we identify appropriate acquisition, divestiture or alliance candidates, we may be unable to complete acquisitions, divestitures or alliances on favorable terms, on time, on budget, or at all.
The failure to consummate proposed transactions may result in the diversion of substantial resources, including management time and cash used for transaction-related expenses, that otherwise would be available for developing our ongoing business. Due diligence performed before an acquisition may fail to identify a material liability or an issue that could have an adverse impact on our reputation or reduce or delay the anticipated benefits resulting from the acquisition. In addition, the process of integrating an acquired business, technology, service, or product into our existing business and operations, or of divesting certain operations or businesses, may result in unforeseen operating difficulties and expenditures, including with respect to the retention of strategic talent, systems integration, and internal control effectiveness. Integration of an acquired company or transitioning a divested business or operations may also require significant management resources that otherwise would be available for developing our ongoing business. Moreover, we may not realize the anticipated benefits of any acquisition, divestiture or strategic alliance and may have to record impairment charges on goodwill or other write-offs. Future acquisitions or divestitures could also require us to issue equity securities, incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business.
Additionally, we participate in several joint ventures, some of which are intended to be long-term investments, in which we have limited control over governance, financial reporting, and operations. As a result, we face operating, financial, legal and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, differences in objectives between us and our partners, legal and compliance risks relating to actions or omissions of the joint venture or our partners, and the risk that we will be unable to resolve disputes with the joint venture partners. As a result, these investments may contribute significantly less than we anticipate to our earnings and cash flows.
We operate a multinational business subject to the economic, political and other risks inherent in conducting operations in foreign countries and with foreign currencies.
We have operated in foreign countries and with foreign currencies for many years, and our results are subject to foreign currency exchange fluctuations. We primarily sell products derived from world commodities. Historically, we have been able to adjust local prices relatively quickly to offset the effect of local currency depreciation versus the U.S. dollar, although we may not be able to do so in the future. If the strength of the U.S. dollar continues, it could take us an extended period to fully recapture the impact of a loss of foreign currency value versus the U.S. dollar. We may hedge transactions that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. Our hedging activities may not be fully successful in limiting the adverse impacts of our currency risks.
Our international operations are subject to political, economic and other risks. There has been and continues to be significant political instability in some countries in which we operate, and the U.S. government has altered its approach to international trade policy, including a review of long standing North America free trade agreements, both generally and with respect to matters directly and indirectly affecting agricultural commodities such as corn, sugar and soy. Unilateral actions affecting trade, protectionist trade measures, renegotiation of existing bilateral or multi-lateral trade agreements, the formation of new agreements or treaties with or between foreign countries, potential retaliatory actions by countries, and consequences from market uncertainty related to any of these events could adversely impact our operations, earnings and cash flows. Resulting tariffs, duties, levies, or import or export licensing requirements could also adversely affect our results of operations. Economic changes, terrorist activity and political unrest may result in business interruption or decreased demand for our products. Country capital controls, such as those imposed in Pakistan and Argentina, may prevent the repatriation of dividends or payments due to us from our subsidiaries in countries that impose such controls.
Our profitability could be negatively impacted if we fail to maintain satisfactory labor relations.
We have employees domiciled in the U.S. and in other countries who belong to labor unions. Strikes, lockouts or other work stoppages or slowdowns involving our unionized employees or attempts to organize for collective bargaining purposes among non-unionized employees, could have a material adverse effect on our business. For example, from September 2022 to January 2023, we experienced a strike involving approximately 103 employees at our production facility in Cedar Rapids, Iowa, although this incident did not have a material impact on our business.
Our inability to attract, develop, retain, motivate and maintain good relationships with our workforce, including key personnel, could negatively impact our business and our profitability.
Our future success depends on our ability to attract, develop, retain, motivate and maintain good relationships with qualified personnel, particularly those who have extensive expertise in the ingredient solutions industry and who may also have long service with our company. Such personnel are members of our senior executive leadership and work in key areas throughout our U.S. and international operations such as manufacturing, sales, and innovation, all of which are critical to our future growth and profitability. We face intensive competition in retaining and hiring individuals with the requisite expertise, both within and outside the ingredient solutions industry, including from companies that have greater resources than we do.
Changes in our labor markets and those of our vendors as a result of pandemics, immigration, and other socioeconomic and demographic changes have increased the competition for hiring and retaining talent. As a result of this competition, we may be unable to continue to attract, develop, retain, motivate and maintain good relationships with suitably qualified individuals at acceptable compensation levels who have the managerial, operational, and technical knowledge and experience to meet our needs. Furthermore, any failure by us to manage internal succession or to effectively transfer knowledge from departing employees to others in the organization could adversely affect our business and results of operations. Even if we succeed in hiring new personnel to fill vacancies, lengthy training and orientation periods might be required before new employees are able to achieve acceptable productivity levels. Any failure by us to attract, develop, retain, motivate and maintain good relationships with qualified individuals could adversely affect our business and results of operations.
Our business and financial results may be adversely affected by legal and regulatory proceedings.
We may from time to time become involved in legal and regulatory proceedings, lawsuits, claims, and investigations in the ordinary course of business, some of which could be material. The outcome of such legal matters, including failure to comply with applicable laws and regulations, workplace and labor matters, asbestos related claims, environmental proceedings, product liability, tort, and commercial claims, may differ from our expectations because the outcomes of such legal matters may be difficult to predict with certainty. Various factors and developments could lead us to change current estimates of liabilities and related insurance receivables, where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, or unfavorable development could result in material charges. The occurrence of any of the foregoing matters could adversely affect our operating results, financial condition, cash flows and prospects and could require us to devote significant resources to rebuild our reputation.
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

The future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date of July 1, 2025.
Risks Related to Our Regulatory Compliance
Global and regional economic policies and changes to existing laws and regulations may have an adverse impact on our business.
Political events, trade and international disputes, war, threats or acts of terrorism, natural disasters, monetary and fiscal policies, tariffs, duties, laws and regulations, public health issues, including pandemics such as COVID-19, and other activities of the U.S. and foreign governments, agencies and similar organizations, may have an adverse effect on our business. These conditions include, among others, changes in a country’s or region’s economic or political conditions, modification or termination of trade agreements or treaties promoting free trade, creation of new trade agreements or treaties, trade regulations affecting production, pricing and marketing of products, tariffs, duties, local labor conditions and regulations, including regulations regarding child labor, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange rate fluctuations, burdensome taxes, tariffs and duties, and other trade disputes or trade barriers. In general, changes in general government policy, law, or regulation and costs of legal compliance, including compliance with environmental regulation, and international risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could limit our ability to transact business in certain markets and could adversely affect our operating results, financial condition, cash flows and prospects.
In particular, our operations could be adversely affected by actions taken in connection with cross-border disputes by the governments of countries in which we conduct business.
Changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.
We are subject to income taxes in the U.S. and in foreign jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws, tax rate changes in the valuation of deferred tax assets and liabilities and material adjustments from tax audits.
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
The Organisation for Economic Co-operation and Development (the “OECD”), an international association of countries including the United States, is continuing discussions regarding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax, referred to as the “Pillar One” and “Pillar Two” proposals. Many countries, including countries in which we have operations, have enacted or are in the process of enacting laws based on the Pillar Two proposals. Our effective tax rate and cash tax payments could increase in future years as a result of these changes.
Risks Related to Our Financing Activities
We may not have access to the funds required for future growth and expansion.
We may not have access to additional funds we need to grow and expand our operations. We expect to fund our capital expenditures from our cash flows from operations if we are able. If our operating cash flow is insufficient to fund our capital expenditures, we may either reduce our capital expenditures or utilize borrowings under our commercial paper program or our revolving credit facility, which also provides liquidity support for our commercial paper program. For further strategic growth through mergers or acquisitions, we may also seek to generate additional liquidity through the sale of debt or equity securities in private or public markets, through the sale of assets, or through the sale or divestiture of certain businesses or operations. Our cash flows from operations may not be sufficient to fund anticipated capital expenditures and, in such an event, we may not be able to obtain additional funds from financial markets, from the sale of assets, or from the sale or divestiture of certain businesses or operations at terms favorable to us. If we are unable to generate sufficient cash flows or raise sufficient additional funds to cover our capital expenditures or to finance strategic growth opportunities, we may not be able to achieve our desired operating efficiencies and expansion plans, which may adversely impact our competitiveness and our results of operations.
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
Risks Related to Our Information Technology Systems
Our information technology systems, processes and sites may suffer interruptions, security incidents, or failures that may affect our ability to conduct our business and cause significant damage to our reputation.
Our operations rely on certain key information technology systems, which are dependent on services provided by third parties and provide critical data connectivity, information and services for internal and external users. These interactions include, among others, ordering and managing materials from suppliers, risk management activities, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal and tax requirements, and other processes necessary to manage our business. Increased information technology security and social engineering threats and more sophisticated cyber crime, including advanced persistent threats, pose potential risks to the security of our information technology systems, networks and services, as well as the confidentiality, availability and integrity of our third-party and employee data.
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
If our information technology systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security incidents, or cyber-based attacks, and if our cybersecurity response plans and disaster recovery and our cyber incident response plans do not effectively mitigate the risks on a timely basis, we may encounter significant disruptions that could interrupt our ability to manage our operations, cause loss of valuable data, and damage our reputation. Any such incidents also could subject us to government investigations or private litigation. These factors may adversely impact our operating results, financial condition, cash flows and prospects. We could also experience delays in reporting our financial results.
The third-party data management providers and other vendors that we rely upon may have or develop security problems or security vulnerabilities which may also affect our systems or data. A data security or privacy breach of their systems or other form of cyber-based attack may occur in the future. In addition, we use external vendors to perform security assessments on a periodic basis to review and assess our information security. We utilize this information to audit ourselves, monitor the security of our technology infrastructure, and assess whether and how to prioritize the allocation of scarce resources to protect data and systems. However, these security assessments and audits may not identify or appropriately categorize relevant risks or protect our computer networks against security intrusions. Although we require our third-party vendors contractually to maintain a level of security that is acceptable to us and work closely with key vendors to address potential and actual security concerns and attacks, all confidential, proprietary, or personal information may not be protected on their systems.
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
Risks Related to Investment in Our Common Stock
We may not continue to pay dividends, repurchase shares of our common stock, or to pay dividends or repurchase shares of our common stock at the same rate we have paid in our most recent fiscal quarters.
Our payment of dividends or repurchases of shares of our common stock, as well as the amount of any dividends or repurchases of shares of our common stock, are solely at the discretion of our Board of Directors. Future dividend payments and repurchases of our common stock, if any, also will be subject to our financial results, the availability of statutory surplus funds to pay dividends or repurchase shares of our common stock, and our assessment of liquidity for strategic investments, ongoing business operations or capital structure changes. These factors could result in a change to our current policy of paying dividends and repurchasing shares of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We face numerous cybersecurity risks that include cyber-based attacks and other security threats to our systems. We also could be adversely affected by cybersecurity incidents affecting our suppliers and other third-party service providers. To meet these threats, we expend what we consider to be adequate resources on cybersecurity risk management, strategy and governance.
The Board of Directors, directly and through its Audit Committee, oversees our cybersecurity risk management by reviewing material cybersecurity trends, potential risks and strategic priorities, and by monitoring progress made towards those priorities. The Audit Committee is responsible under its charter for reviewing with our management the processes management has implemented to monitor and mitigate cybersecurity risk exposures. On a regular basis, the Audit Committee considers management’s reports on significant changes to our cybersecurity strategy, as well as risk mitigation and remediation efforts being undertaken with respect to cybersecurity incidents and under the program generally. The Audit Committee regularly reports to the Board of Directors on its activities with respect to cybersecurity matters.

In general, our incident and crisis management plans are aligned with the National Institute of Standards and Technology (“NIST”) framework for cybersecurity. These plans are intended to provide a framework and processes that allow us to take a consistent approach to cybersecurity before, during and after a cybersecurity incident. Our plans are reviewed and updated periodically. In addition, we conduct cybersecurity tabletop exercises to simulate an actual incident and increase our team’s awareness and preparedness. Based upon these activities, we maintain a risk register to track identified vulnerabilities and associated mitigation plans. We also regularly conduct security awareness training and phishing exercises for our employees around the world to help them identify and report suspicious activity.
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
Our cybersecurity risk management processes are integrated as part of our overall enterprise risk management processes. Our Audit Committee conducts its oversight of our cybersecurity risk management as part of its oversight of our enterprise risk management policies and procedures. In addition, we conduct an annual survey of over 150 Ingredion business leaders across multiple functions and geographic locations that asks them to evaluate the potential severity and likelihood of cybersecurity matters, among other enterprise and information technology risks. We solicit their views on information and data security protection against cyber and internal threats, reliability of systems including disaster recovery related to malware or other cyber threats, and system implementation failures, and use the responses to modify our risk mitigation strategies accordingly.
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
Our Chief Digital and Information Officer, who holds a bachelor’s degree in computer science, has over 30 years of experience at multinational companies, including seven years of service at Ingredion in his current position as a digital leader and executive, which includes experience managing and responding to cybersecurity risks. Our Senior Director, Global Information Security, who has over two decades of service at multinational companies and a federal government agency, including over two years of service at Ingredion in his current position dedicated to information technology and cybersecurity, possesses significant experience in protecting critical data and building cybersecurity-resilient organizations. He holds a bachelor’s degree in telecommunications management and a master’s degree in cybersecurity, as well as a current Certified Information Systems Security Professional (“CISSP”) certification.
To date, cybersecurity breaches have not materially affected us. Notwithstanding our investment in cybersecurity, however, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations, or financial condition. For a discussion of cybersecurity risks affecting our business, see Item 1A - Risk Factors - Risks Related to Our Information Technology Systems.

ITEM 2. PROPERTIES
We owned or leased, directly and through our consolidated subsidiaries, 46 manufacturing facilities. In addition, we lease our corporate headquarters in Westchester, Illinois; our R&D facility in Bridgewater, New Jersey; and shared service centers in Tulsa, Oklahoma; Guadalajara, Mexico; and Kuala Lumpur, Malaysia.
As of February 20, 2025, our three reportable business segments and All Other include the following 46 manufacturing facilities:

Texture & Healthful Solutions
Shandong Province North, China	Owned
Shandong Province South, China	Owned
Shanghai, China	Owned
Hamburg, Germany	Owned
Wesenberg, Germany	Owned
Ahmedabad, Gujarat, India	Owned
Malegaon, Nashik, Maharashtra, India	Owned
Ban Kao Dien, Thailand	Owned
Kalasin, Thailand	Owned
Sikhiu, Thailand	Owned
Banglen, Thailand	Leased
Goole, United Kingdom	Partially Leased
Oxnard, California, U.S.	Leased
Idaho Falls, Idaho, U.S.	Owned
Indianapolis, Indiana, U.S.	Owned
Fort Fairfield, Maine, U.S.	Owned
Belcamp, Maryland, U.S.	Owned
North Kansas City, Missouri, U.S.	Owned
Salem, Oregon, U.S.	Owned
Charleston, South Carolina, U.S.	Owned
Richland, Washington, U.S.	Owned
Moses Lake, Washington, U.S.	Owned
Plover, Wisconsin, U.S.	Owned

Food & Industrial Ingredients - LATAM
Alcantara, Brazil	Owned
Balsa Nova, Brazil	Owned
Cabo, Brazil	Owned
Mogi-Guacu, Brazil	Owned
Barranquilla, Colombia	Owned
Cali, Colombia	Owned
San Juan del Rio, Queretaro, Mexico	Owned
Guadalajara, Jalisco, Mexico	Owned
Mexico City, CDMX, Mexico	Owned
Lima, Peru	Owned

Food & Industrial Ingredients - U.S./Canada
Cardinal, Ontario, Canada	Owned
London, Ontario, Canada	Owned
Bedford Park, Illinois, U.S.	Owned
Mapleton, Illinois, U.S.	Owned
Cedar Rapids, Iowa, U.S.	Owned
Winston-Salem, North Carolina, U.S.	Owned

All Other
Vanscoy, Saskatchewan, Canada	Owned
Ganzhou, China	Owned
Enstek, Malaysia	Owned
Cornwala, Jaranwala, Pakistan	Owned
Mehran, Jamshoro, Pakistan	Owned
Rakh Canal, Faisalabad, Pakistan	Owned
South Sioux City, Nebraska, U.S.	Owned
We have announced the closure of or our intent to close our facilities in Goole, Alcantara and Vanscoy. We believe our manufacturing facilities are sufficient to meet our current production commitments, and we conduct preventive maintenance and de-bottlenecking programs designed to improve grind capacity and facility reliability. Furthermore, we intend to continue capital investments to support updates, modifications, improvements and efficient operations of our facilities for the foreseeable future.

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
In addition to the foregoing matter, we are currently subject to claims and suits arising in the ordinary course of business, including those relating to workplace and labor matters, asbestos related claims, environmental proceedings and commercial claims. We also routinely receive inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to compliance with laws and regulations relating to the environment, and at any given time we have matters at various stages of resolution with the applicable governmental authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We do not believe that the results of currently known legal proceedings and inquires will be material to us. There can be no assurance, however, that such claims, suits or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information: Our common stock is listed on the New York Stock Exchange under the symbol “INGR.”
Holders: On February 14, 2025, there were 2,801 holders of record of our common stock.
Dividends: We have a history of paying quarterly cash dividends. The amount and timing of the dividend payment, if any, is based on a number of factors, including our future estimated earnings, financial position and cash flow. The payment of a dividend, as well as the amount of any dividend, is solely at the discretion of our Board of Directors. Future dividend payments will be subject to our financial results and the availability of funds and statutory surplus to pay dividends.
Issuer Purchases of Equity Securities: The following provides information about our stock repurchase program during the fourth quarter of 2024:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the 2022 Stock Repurchase Program
October 1 – October 31, 2024	—	—	—	4,238
November 1 – November 30, 2024	271	144.93	271	3,967
December 1 – December 31, 2024	620	143.30	620	3,347
Total	891	143.83	891
On September 26, 2022, the Board of Directors approved a stock repurchase program authorizing us to purchase up to 6.0 million shares of our outstanding common stock until December 31, 2025. At December 31, 2024, we had 3.3 million shares available for repurchase under the program.
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
Overview
We are a leading global ingredient solutions provider who transforms grains, fruits, vegetables and other plant-based materials into value-added ingredient solutions for the food, beverage, animal nutrition, brewing and industrial markets. Our innovative ingredient solutions help customers stay on trend with simple ingredients and other in-demand ingredients.
While we identify the impacts of divestitures, acquisitions and investments, including investments in joint ventures that we account for as equity method investments, on our results, our discussion below also addresses results of operations excluding those impacts, where appropriate, to provide a more comparable and meaningful analysis.
Results of Operations
We have operations in three reportable business segments: Texture & Healthful Solutions, Food & Industrial Ingredients - LATAM and Food & Industrial Ingredients - U.S./Canada. In addition, we group operating segments that are not individually or collectively classified as a reportable segment as “All Other.”
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
Our business performed well and remained resilient throughout fiscal year 2024. Our net income and diluted earnings per share increased in fiscal year 2024 compared to fiscal year 2023. For 2024, net sales decreased 9 percent to $7.4 billion from $8.2 billion for 2023. The decrease in net sales was primarily due to unfavorable price mix, including the pass through of lower corn costs, reduced net sales from the sale of our South Korea business, which closed on February 1, 2024, and foreign exchange impacts, partially offset by T&HS favorable volumes. Our operating income of $883 million for 2024 decreased by 8 percent from operating income of $957 million for 2023. The decrease in operating income was primarily due to impairment charges for the cessation of operations at our Vanscoy, Canada; Goole, United Kingdom; and Alcantara, Brazil manufacturing facilities. Net income attributable to Ingredion for 2024 was $647 million, or $9.71 diluted earnings per share, which represented an increase of 1 percent from $643 million, or $9.60 diluted earnings per share, for 2023. The increase in net income and diluted earnings per share was primarily drive by the above in addition to lower financing costs, partially offset by a higher effective tax rate for 2024.
For the Year Ended December 31, 2024
With Comparatives for the Year Ended December 31, 2023
Net sales. Net sales decreased 9 percent to $7.4 billion for 2024 compared to $8.2 billion for 2023. The decrease in net sales was driven by lower price mix, including the pass through of lower corn costs, reduced net sales from the sale of our South Korea business, which closed on February 1, 2024, and foreign exchange impacts, partially offset by T&HS favorable volumes.
Cost of sales. Cost of sales decreased 12 percent to $5.6 billion for 2024 compared to $6.4 billion for 2023. The decrease in cost of sales primarily reflected lower corn input costs, reduced costs from the sale of our South Korea business, and were partially offset by input costs for higher volumes. Our gross profit margin increased to 24 percent in 2024 compared to 21 percent in 2023. The increase in gross profit margin was driven by favorable raw material and lower input costs.

Operating expenses. Operating expenses decreased 1 percent to $782 million for 2024 compared to $789 million for 2023. Operating expenses as a percentage of net sales was 11 percent in 2024 and 10 percent in 2023.
Other operating (income) expense, net. Other operating (income) expense, net was $1 million of income for 2024 compared to $8 million of income for 2023. Both 2024 and 2023 income were primarily attributable to our share of income in our Argentina joint venture.
Restructuring/impairment charges. Restructuring and impairment charges increased to $127 million for 2024 from $11 million for 2023, which primarily reflected impairment charges related to the cessation of operations at our Vanscoy, Canada, Goole, United Kingdom, and Alcantara, Brazil manufacturing facilities. The 2023 charges were primarily related to impairments of our equity method investments.
Financing costs. Financing costs decreased 66 percent to $39 million for 2024 compared to $114 million for 2023. The decrease was primarily due to the pay down of borrowings outstanding under our commercial paper program, as well as foreign exchange impacts.
Net gain on sale of business. Net gain on sale of business was $90 million for 2024 to reflect the sale of our South Korea business. There was no such gain recorded in 2023.
Provision for income taxes. Our effective income tax rates were 29.8 percent for 2024 and 22.4 percent for 2023. The increase in the effective tax rate was primarily driven by the change in value of the Mexican peso against the U.S. dollar, an unfavorable legal judgement and related reserve on transfer pricing matters, the elimination of certain tax incentives in Brazil, and a valuation allowance on investments. These impacts were partially offset by favorable tax treatment on the sale of our South Korea business.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests decreased to $7 million for 2024 from $8 million for 2023.
Net Income attributable to Ingredion. Net income attributable to Ingredion for 2024 increased to $647 million from $643 million for 2023. The increase in net income was primarily due to reduced financing costs and gain from the sale of our South Korea business, partially offset by restructuring and impairment charges.
Texture & Healthful Solutions
Net sales. T&HS net sales decreased 4 percent to $2,366 million for 2024 from $2,460 million for 2023. The decrease was primarily driven by unfavorable price mix and negative foreign exchange impacts, partially offset by increased volumes.
Operating income. T&HS operating income decreased 11 percent to $350 million for 2024 from $394 million for 2023. The decrease was driven by unfavorable price mix and the carry-forward of higher cost inventory from 2023, partially offset by improved volumes.
Food & Industrial Ingredients - LATAM
Net sales. F&II - LATAM net sales decreased 7 percent to $2,450 million for 2024 from $2,633 million for 2023. The decrease was primarily driven by lower price mix.
Operating income. F&II - LATAM operating income increased 7 percent to $483 million for 2024 from $452 million for 2023. The increase was driven by lower input costs in Mexico and Brazil.
Food & Industrial Ingredients - U.S./Canada
Net sales. F&II - U.S./Canada net sales decreased 8 percent to $2,155 million for 2024 from $2,335 million for 2023. The decrease was primarily driven by lower price mix.
Operating income. F&II - U.S./Canada operating income increased 25 percent to $373 million for 2024 from $298 million for 2023. The increase was primarily driven by favorable catch-up pricing under multi-year contracts. The increase also reflected lower raw material costs, partially offset by price mix attributable to pass through of lower corn costs.

All Other
Net sales. All Other net sales decreased 37 percent to $459 million for 2024 from $732 million for 2023. The decrease was primarily due to the sale of our South Korea business on February 1, 2024.
Operating income (loss). All Other operating (loss) increased to $(22) million for 2024 compared to $(2) million for 2023. The increase was primarily driven by the sale of our South Korea business.
For the Year Ended December 31, 2023
With Comparatives for the Year Ended December 31, 2022
A discussion of the year-over-year comparison of results for 2023 and 2022 is not included in this report and can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Ingredion’s annual report on Form 10-K for the fiscal year ended December 31, 2023.
Liquidity and Capital Resources
As of December 31, 2024, we had total available liquidity of $2.6 billion. Domestic liquidity of $1.5 billion consisted of $548 million in cash and cash equivalents and $1.0 billion available through our commercial paper program that had no outstanding borrowings as of December 31, 2024. The commercial paper program is backed by $1.0 billion of borrowing availability under a five-year revolving credit agreement that we entered on June 30, 2021, as described below.
As of December 31, 2024, we had international liquidity of $1.1 billion, consisting of $449 million of cash and cash equivalents and $11 million of short-term investments held by our operations outside the U.S., as well as $622 million of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries. As of December 31, 2024, our guarantees aggregated $35 million. We believe that those consolidated subsidiaries will be able to meet their financial obligations as they become due.
Our revolving credit agreement, which is for an unsecured revolving credit facility in an aggregate principal amount of $1.0 billion outstanding at any time, will mature on June 30, 2026. Loans under the facility accrue interest at a per annum rate equal, at our option, to either a specified Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, or a base rate (generally determined according to the highest of the prime rate, the federal funds rate or the specified SOFR plus 1.00 percent) plus an applicable margin. The revolving credit agreement contains customary affirmative and negative covenants that, among other matters, specify customary reporting obligations, and that, subject to exceptions, restrict the incurrence of additional indebtedness by our subsidiaries, the incurrence of liens and the consummation of certain mergers, consolidations and sales of assets. We are subject to compliance, as of the end of each quarter, with a maximum leverage ratio of 3.5 to 1.0 and a minimum ratio of consolidated EBITDA (as defined for purposes of the revolving credit agreement) to consolidated net interest expense of 3.5 to 1.0, with each financial covenant calculated for the most recently completed four-quarter period. As of December 31, 2024, we were in compliance with these financial covenants.
Our commercial paper program allows us to issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We intend to continue using the note proceeds for general corporate purposes. During 2024, the average amount of commercial paper outstanding was $31 million with a weighted average interest rate of 5.51 percent over a weighted average maturity of eight days. As of December 31, 2024, no commercial paper was outstanding. The amount of commercial paper outstanding under this program in 2025 is expected to fluctuate.
As of December 31, 2024, we had total debt outstanding of $1.8 billion. Our outstanding debt consists primarily of senior notes under which repayment will commence in 2026 through 2050. In 2023, we paid in full without penalty the $200 million principal outstanding on our term loan that was due on December 16, 2024. The weighted average interest rate on our total indebtedness was 4.02 percent for 2024 and 4.50 percent for 2023.
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
Net Cash Flows
Our cash provided by operating activities increased to $1,436 million in 2024 from $1,057 million in 2023. The increase in cash provided by operating activities was primarily due to changes in working capital, which excluded net assets and net liabilities we classified as held for sale. Cash provided by working capital increased to $417 million in 2024, as compared to cash provided by working capital of $77 million in 2023. This increase in cash provided by working capital was primarily due to decreases in inventory and trade accounts receivable.
Our cash used for investing activities decreased to $47 million in 2024 from $329 million in 2023, primarily due to the proceeds from the sale of our South Korea business of $255 million, partially offset by decreased capital expenditures in 2024. In 2024, we used $301 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities, compared to $316 million we used in 2023 for the same purposes. Capital investment commitments for 2025 are anticipated to be approximately $450 million.
We used $765 million of cash for financing activities in 2024 compared to cash used for financing activities of $569 million in 2023. The difference includes a net $264 million reduction of our commercial paper borrowings during 2024. Cash used for financing activities also includes cash dividends that we pay to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, increased 8 percent to $210 million during 2024 from $194 million during 2023. The increase was due to an increase in our quarterly dividend rate per share of common stock, which typically occurs during the third quarter of each fiscal year. During 2024, we also repurchased 1.7 million outstanding shares of our common stock in open market transactions at a net cost of $216 million.
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
The metrics Adjusted ROIC and Net Debt to Adjusted EBITDA include certain financial measures (Adjusted operating income, net of tax, and Adjusted EBITDA) that are not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We also have presented below the most comparable financial measures calculated using components determined in accordance with GAAP. Management uses these non-GAAP financial measures internally for strategic decision-making, forecasting future results and evaluating current performance. Management believes that the non-GAAP financial measures provide a more consistent comparison of our operating results and trends for the periods presented. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. The non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP.
In accordance with our long-term strategy, we set certain objectives relating to these key financial performance metrics that we strive to meet. We cannot provide assurance, however, that we will continue to meet our financial performance metric targets. See Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a

discussion of factors that could affect our ability to meet those targets. The objectives reflect our current aspirations in light of our present plans and existing circumstances. We may change these objectives from time to time to address new opportunities or changing circumstances as appropriate to meet our long-term needs and those of our stockholders.
A reconciliation of non-GAAP historical financial measures to the most comparable GAAP measure is presented below.
Adjusted ROIC
Adjusted ROIC is a financial performance ratio not defined under GAAP, and it should be considered in addition to, and not as a substitute for, GAAP financial measures. We define Adjusted ROIC as Adjusted operating income, net of tax, divided by average end-of-year balances for current year and prior year Total net debt and equity. Similarly named measures may not be defined and calculated by other companies in the same manner. We believe Adjusted ROIC is meaningful to investors as it focuses on profitability and value-creating potential, taking into account the amount of capital invested. The most comparable measure calculated using components determined in accordance with GAAP is ROIC, which we define as Net income, divided by average end-of-year balances for current year and prior year Total net debt and equity, as shown in the following table.

	Year Ended December 31,
Return on Invested Capital ratio (dollars in millions)	2024	2023
Net income (a)	$654	$651
Adjusted for:
Provision for income taxes	277	188
Other non-operating expense	3	4
Financing costs	39	114
Restructuring and resegmentation charges (i)	18	1
Net gain on sale of business (ii)	(90)	—
Other matters (iii)	6	1
Impairment charges (iv)	109	10
Income taxes (at effective rates of 26.4% and 24.9%) (iv)	(268)	(241)
Adjusted operating income, net of tax (b)	748	728

Short-term debt	44	448
Long-term debt	1,787	1,740
Less: Cash and cash equivalents	(997)	(401)
Short-term investments	(11)	(8)
Total net debt	823	1,779
Share-based payments subject to redemption	60	55
Total redeemable non-controlling interests	7	43
Total equity	3,823	3,552
Total net debt and equity	$4,713	$5,429

Average current and prior year Total net debt and equity (c)	$5,071	$5,468

Return on Invested Capital (a ÷ c)	12.9%	11.9%
Adjusted Return on Invested Capital (b ÷ c)	14.8%	13.3%
_____________________
(i)In 2024, we recorded $18 million of pre-tax restructuring and resegmentation charges primarily related to restructuring activities that occurred during the year and the resegmentation of the business that was effective January 1, 2024. In 2023, we recorded $1 million of pre-tax restructuring charges primarily related to the sale of our South Korea business.
(ii)In 2024, we recorded a pre-tax gain of $90 million on the sale of our South Korea business.

(iii)This amount primarily related to tornado damage incurred at a U.S. warehouse in 2024. In 2023, we recorded pre-tax charges of $5 million primarily related to the impacts of a U.S.-based work stoppage, which was partially offset by $4 million of insurance recoveries.
(iv)In 2024, we recorded $109 million of pre-tax impairment charges that primarily related to our plans to cease operations at our Vanscoy, Canada, Alcantara, Brazil, and Goole, United Kingdom manufacturing facilities, and impairment charges on our equity method investments. In 2023, we recorded pre-tax charges of $10 million primarily related to impairment charges on our equity method investments.
(v)The effective income tax rate was 26.4 percent for 2024 and 24.9 percent for 2023.

	Year Ended			Year Ended
	December 31, 2024			December 31, 2023
(dollars in millions)	Income before Income Taxes	Provision for Income Taxes	Effective Income Tax Rate	Income before Income Taxes	Provision for Income Taxes	Effective Income Tax Rate
As reported	$931	$277	29.8%	$839	$188	22.4%
Adjustments:
Restructuring and resegmentation charges	18	5		1	—
Net gain on sale of business	(90)	(4)		—	—
Other matters	6	1		1	—
Impairment charges	109	—		10	3
Other tax matters	—	(4)		—	6
Tax item-Mexico	—	(18)		—	15
Adjusted non-GAAP	$974	$257	26.4%	$851	$212	24.9%
Our long-term objective is to maintain an Adjusted ROIC in excess of 10.0 percent. For 2024, we achieved an Adjusted ROIC of 14.8 percent as compared to 13.3 percent for 2023.
Net Debt to Adjusted EBITDA
Net Debt to Adjusted EBITDA is a financial performance ratio that is not defined under GAAP, and should be considered in addition to, and not as a substitute for, GAAP financial measures. We define this measure as Short-term and Long-term debt less Cash and cash equivalents and Short-term investments, divided by Adjusted EBITDA. Similarly named measures may not be defined and calculated by other companies in the same manner. We believe Total net debt to Adjusted EBITDA is meaningful to investors as it focuses on our leverage on a comparable Adjusted EBITDA basis and helps investors better understand the time required to pay back our outstanding debt. The most comparable ratio calculated using components determined in accordance with GAAP is Total net debt to Income before income taxes, calculated as Short-term and Long-term debt less Cash and cash equivalents and Short-term investments, divided by Income before income taxes, as shown in the following table.

	As of December 31,
Net Debt to Adjusted EBITDA ratio (dollars in millions)	2024	2023
Short-term debt	$44	$448
Long-term debt	1,787	1,740
Less: Cash and cash equivalents	(997)	(401)
Short-term investments	(11)	(8)
Total net debt (a)	823	1,779

Income before income taxes (b)	931	839
Adjusted for:
Depreciation and amortization	214	219
Financing costs	39	114
Other non-operating expense	3	4
Restructuring and resegmentation costs (i)	18	2
Net gain on sale of business (ii)	(90)	—
Other matters (iii)	6	1
Impairment charges (iv)	109	10
Adjusted EBITDA (c)	$1,230	$1,189

Net Debt to Income before income tax ratio (a ÷ b)	0.9	2.1
Net Debt to Adjusted EBITDA ratio (a ÷ c)	0.7	1.5
_____________________
(i)In 2024, we recorded $18 million of pre-tax net restructuring and resegmentation charges primarily related to restructuring activities that occurred during the year and the resegmentation of the business that was effective January 1, 2024. In 2023, we recorded $1 million of pre-tax restructuring and resegmentation charges primarily related to the resegmentation of the business.
(ii)In 2024, we recorded a pre-tax gain of $90 million on the sale of our South Korea business.
(iii)This amount primarily relates to tornado damage incurred at a U.S. warehouse in 2024. In 2023, we recorded pre-tax charges of $5 million primarily related to the impacts of a U.S.-based work stoppage, which was partially offset by $4 million of insurance recoveries.
(iv)In 2024, we recorded $109 million of pre-tax impairment charges that primarily related to our plans to cease operations at our Vanscoy, Canada, Alcantara, Brazil and Goole, United Kingdom manufacturing facilities, and impairment charges on our equity method investments. In 2023, we recorded pre-tax charges of $10 million primarily related to impairment charges on our equity method investments.
Our long-term objective is to target a ratio of Net Debt to Adjusted EBITDA of 2.5 or less. As of December 31, 2024 and 2023, the ratio was 0.7 and 1.5.
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

Property, Plant and Equipment and Definite-Lived Intangible Assets
We have substantial investments in property, plant and equipment (“PP&E”) and definite-lived intangible assets. For PP&E, we recognize the cost of depreciable assets in operations over the estimated useful life of the assets and evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For definite-lived intangible assets, we recognize the cost of these amortizable assets in operations over their estimated useful life and evaluate the recoverability of the assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The carrying values of PP&E and definite-lived intangible assets at December 31, 2024 were $2.3 billion and $215 million, respectively.
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
To optimize our operations, we continually review whether to further consolidate our manufacturing facilities or redeploy assets for other uses when we believe we can achieve a higher return on our investment. This review may result in the closure or sale of certain manufacturing facilities, which could have a significant negative impact on our results of operations in the period in which we decide to close or sell the facility.
The future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform tests of recoverability in the future.
Indefinite-Lived Intangible Assets and Goodwill
We have certain indefinite-lived intangible assets in the form of tradenames and trademarks. Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired business over the fair value assigned to identifiable assets acquired and liabilities assumed. We have identified several reporting units for which cash flows are determinable and to which goodwill may be allocated. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit. The carrying value of indefinite-lived intangible assets and goodwill at December 31, 2024 was $143 million and $906 million, respectively, compared to $143 million and $918 million, respectively, at December 31, 2023.
We assess indefinite-lived intangible assets and goodwill for impairment as of July 1 each year (or more frequently if impairment indicators arise such as the resegmentation that occurred on January 1, 2024). We first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired, which include net sales derived from these intangibles and certain market and industry conditions. After assessing the qualitative factors, if we determine that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, then we are not required to compute the fair value of the indefinite-lived intangible asset. If the qualitative assessment leads us to conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASC subtopic 350-30, Intangibles – Goodwill and Other. Based on our assessment’s results, we concluded that as of January 1, 2024 and July 1, 2024 there were no impairments in our indefinite-lived intangible assets.
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

When we test goodwill for impairment, we make certain estimates and judgments, which include identifying reporting units and determining the reporting units’ fair values based on both discounted cash flow analyses and an analysis of market multiples. To determine the fair value of reporting units, we use significant assumptions and estimates for discount and long-term net sales growth rates, in addition to operating and capital expenditure requirements. We consider changes in discount rates for the reporting units based on current market interest rates and specific risk factors within each geographic region. We also evaluate qualitative factors, such as legal, regulatory or competitive forces, in estimating the impact to the fair value of the reporting units, noting no significant changes that would result in any reporting unit failing the impairment test. Changes in assumptions concerning projected results or other underlying assumptions could have a significant impact on the fair value of the reporting units in the future. Based on the results of both the resegmentation and the annual assessment, we concluded that as of January 1, 2024 and July 1, 2024 there were no impairments in our reporting units.
Retirement Benefits
We and our subsidiaries sponsor noncontributory defined benefit pension plans (qualified and non-qualified) covering a portion of employees in the U.S. and Canada, and certain employees in other countries. We also provide healthcare and life insurance benefits for retired employees in the U.S., Canada and Brazil. In order to measure the expense and obligations associated with these benefits, our management must make a variety of estimates and assumptions, including discount rates, expected long-term rates of return, rate of compensation increases, employee turnover rates, retirement rates, mortality rates and other factors. We review our actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modify our assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets but are generally amortized into non-operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss (“AOCL”). We believe the assumptions utilized in recording our obligations under our plans, which are based on our experience, market conditions and input from our actuaries, are reasonable. We use third-party specialists to assist management in evaluating our assumptions and estimates, as well as to appropriately measure the costs and obligations associated with our retirement benefit plans. Had we used different estimates and assumptions for these plans, our retirement benefit obligations and related expense could vary from the actual amounts recorded and such differences could be material. Additionally, adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and postretirement benefit related liabilities or changes in required funding levels may have an unfavorable impact on future expense and cash flow. Net periodic pension and postretirement benefit cost for all of our plans was $9 million in 2024 and $12 million in 2023.
We determine our assumption for the discount rate used to measure year-end pension and postretirement obligations based on high-quality fixed-income investments that match the duration of the expected benefit payments, which has been benchmarked using a long-term, high-quality AA corporate bond index. We use a full yield curve approach in the estimation of the service and interest cost components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The weighted average discount rate used to determine our obligations under U.S. pension plans as of December 31, 2024 and 2023 was 5.64 percent and 5.00 percent. The weighted average discount rate used to determine our obligations under non-U.S. pension plans as of December 31, 2024 and 2023 was 5.42 percent and 5.24 percent. The weighted average discount rate used to determine our obligations under our postretirement plans as of December 31, 2024 and 2023 was 7.75 percent and 7.37 percent.
A one percentage point decrease in the discount rates at December 31, 2024, would have increased the accumulated benefit obligation and projected benefit obligation by the following amounts (in millions):

U.S. Pension Plans
Accumulated benefit obligation	$27
Projected benefit obligation	27

Non-U.S. Pension Plans
Accumulated benefit obligation	$18
Projected benefit obligation	20

Postretirement Plans
Accumulated benefit obligation	$6

Our investment approach and related asset allocation for the U.S. and Canadian plans is a liability-driven investment approach by which a higher proportion of investments will be in interest-rate sensitive investments (fixed income) under an active-management approach. The approach seeks to protect the current funded status of the plans from market volatility with a greater asset allocation to interest-rate sensitive assets, which is expected to reduce volatility in plan-funded status by more closely matching movements in asset values to changes in liabilities.
Our current investment policy for our pension plans is to balance risk and return through diversified portfolios of actively managed equity index instruments, fixed income index securities and short-term investments. Maturities for fixed income securities are managed so that sufficient liquidity exists to meet near-term benefit payment obligations. The asset allocation is reviewed regularly, and portfolio investments are rebalanced to the targeted allocation when considered appropriate or to raise sufficient liquidity when necessary to meet near-term benefit payment obligations. For 2024 net periodic pension cost, we assumed an expected long-term rate of return on assets, which is based on the fair value of plan assets, of 5.50 percent for U.S. plans and approximately 4.58 percent for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of U.S. and Canadian debt and equity securities, management evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from our independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates made by such consultants are based upon broad equity and bond indices. We also maintain several funded pension plans in other international locations. The expected returns on plan assets for these plans are determined based on each plan’s investment approach and asset allocations. A hypothetical 25 basis point decrease in the expected long-term rate of return assumption would increase 2025 net periodic pension cost for the U.S. and Canadian plans by approximately $1 million each.
Healthcare cost trend rates are used in valuing our postretirement benefit obligations and are established based on actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2024, the health care cost trend rate assumptions for the next year were 8.40 percent for the U.S. plans, 5.25 percent for the Canadian plans, and 8.42 percent for the Brazilian plans.
For information related to our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements.
New Accounting Standards
For information related to our new accounting standards, see Note 1 of the Notes to the Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Hedging: We are exposed to market risk stemming from changes in commodity prices (primarily corn and natural gas), foreign-currency exchange rates and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering various hedging transactions which are authorized under established policies that place controls on these activities. These transactions utilize exchange-traded derivatives or over-the-counter derivatives with investment grade counterparties. Our hedging transactions may include, but are not limited to, a variety of derivative financial instruments such as forward, futures, options, and swap contracts and agreements. We plan to continue to use derivative instruments to hedge this price risk and, accordingly, we will be required to make cash deposits to or be entitled to receive cash from our margin accounts depending on the movement in the market price of the underlying commodities. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.
Raw Material, Energy and Other Commodity Exposure: We sell a significant portion of finished products, made primarily from corn, at firm prices established in customer contracts that typically last up to one year. In order to minimize the volatility in the cost of anticipated purchases of underlying commodity inputs related to these firm-priced customer contracts, such as corn and natural gas used in our manufacturing process, we enter into hedging contracts or take other hedging positions that also typically mature within one year. Most of our derivative hedging contracts are for the purchase of corn, primarily for our Food and Industrial Ingredient segments. Our pricing is determined through reference to the Chicago Board of Trade, a U.S. futures exchange, for corn we purchase from suppliers in the U.S., and through reference to B3 S.A., a Brazilian stock exchange and over-the-counter market, for corn we purchase from suppliers in Brazil. At expiration of the derivative hedging contract, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the futures contract price. Although these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures we are hedging generally offset such fluctuations. While the corn futures contracts or other hedging positions are intended to minimize the volatility of corn costs on operating profits, occasionally the hedging contracts can incur losses, some of which may be material.

Energy costs represent approximately 8 percent of our cost of sales. The primary use of energy is to create steam in the production process and to dry product. We consume natural gas, electricity, coal, fuel oil, wood and other biomass sources to generate energy. The market prices for these commodities vary depending on supply and demand, global economic conditions and other factors. We purchase these commodities based on our anticipated usage and the future outlook for these costs. We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass through to customers to sustain or increase profitability. We use derivative financial instruments, such as over-the-counter natural gas swaps, to hedge portions of our natural gas costs generally over the following twelve to twenty-four months, primarily in F&II - U.S./Canada.
At December 31, 2024, we had outstanding futures and option contracts that hedged the forecasted purchase of approximately 105 million bushels of corn, as well as outstanding swap contracts that hedged the forecasted purchase of approximately 24 million mmbtus of natural gas. Based on our overall commodity hedge position at December 31, 2024, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive loss (“OCL”) of approximately $40 million, net of income tax benefit of $15 million. Any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.
Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of OCL. As of December 31, 2024, our Accumulated other comprehensive loss (“AOCL”) balance included $1 million of net losses (net of insignificant amount income tax benefit) related to these derivative instruments. We anticipate that $1 million of net losses (net of an insignificant amount income tax benefit) will be reclassified into earnings over the next twelve months. We expect the net losses to be offset by changes in the underlying commodities costs.
Interest Rate Exposure: We are exposed to interest rate risk on our variable rate debt and price risk on our fixed rate debt. As of December 31, 2024, approximately 95 percent, or $1.7 billion principal amount, of our total debt is fixed rate debt and 5 percent, or approximately $91 million principal amount, of our total debt is variable rate debt subject to changes in short-term rates, which could affect our interest costs. We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential change in earnings, fair values and cash flows based on a hypothetical 1 percentage point change in interest rates at December 31, 2024. A hypothetical increase of 1 percentage point in the weighted average floating interest rate would increase our annual interest expense by approximately $1 million and would change the fair value of our fixed rate debt at December 31, 2024 by approximately $93 million. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.
Since we have no current plans to repurchase our outstanding fixed rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt is not expected to have a material effect on our Consolidated Financial Statements.
We occasionally use T-Locks to hedge our exposure to interest rate changes based on current and projected market conditions. We did not have any T-Locks outstanding as of December 31, 2024. As of December 31, 2024, our AOCL account included $2 million of net losses (net of income tax benefit of $1 million) related to settled T-Locks. These deferred losses are being amortized to financing costs over the term of the senior notes with which they are associated. The net losses reclassified into earnings over the next twelve months are not anticipated to be material.
Foreign Currencies: Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.
We selectively use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk. Based on our overall foreign currency transactional exposure at December 31, 2024, we estimate that a hypothetical 10 percent decline in the value of the U.S. dollar would have resulted in a transactional foreign exchange gain of approximately $33 million. At December 31, 2024, our AOCL account included in the equity section of our Consolidated Balance Sheets includes a cumulative translation loss of approximately $1.1 billion. The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $1.9 billion at December 31, 2024. A hypothetical 10 percent decline in the value of the U.S. dollar relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to OCL of approximately $200 million.

We enter foreign-currency derivative instruments that are designated as both cash flow hedging instruments and instruments not designated as hedging instruments for accounting purposes. As of December 31, 2024, we had foreign currency forward sales contracts with an aggregate notional amount of $408 million and foreign currency forward purchase contracts with an aggregate notional amount of $113 million not designated as hedging instruments for accounting purposes. As of December 31, 2024, we also had foreign currency forward sales contracts with an aggregate notional amount of $447 million and foreign currency forward purchase contracts with an aggregate notional amount of $448 million that are classified as cash flow hedges. The amount included in AOCL relating to these hedges at December 31, 2024 was a $7 million of net gains (net of $4 million income tax provision). We expect $4 million of net gains (net of $2 million income tax provision) will be reclassified into earnings over the next twelve months.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ingredion Incorporated and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Reportable Segments
As discussed in Notes 3 and 12 to the consolidated financial statements, the Company had a change in its reportable segments as of January 1, 2024.
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
Evaluation of the fair value of certain reporting units to reassign goodwill as a result of the Company’s reorganization of its reporting structure

As discussed in Note 3 to the consolidated financial statements, the carrying value of the Company’s goodwill was $906 million as of December 31, 2024. On January 1, 2024, the Company announced the reorganization of its business operations, which resulted in changes to the Company’s reportable segments and in the composition of its reporting units. As part of the reorganization, on January 1, 2024, the Company performed a quantitative assessment to reassign goodwill to its reporting units using a relative fair value allocation approach. The fair value of the reporting units was determined using a combination of the income and market approaches.
We identified the evaluation of the fair value of certain reporting units as of January 1, 2024 as a result of the reorganization of its reporting structure as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the fair value of certain reporting units, including projected revenue growth rates and discount rates as they were based on subjective determinations of market and economic conditions. Changes to these assumptions could have had a significant impact to the fair value used for purposes of the reassignment of goodwill. Additionally, the audit effort associated with the evaluation of the discount rates required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s segment reorganization process, including controls over the development of the projected revenue growth rates and the discount rates used in the determination of the fair value of certain reporting units. We evaluated the Company’s projected revenue growth rates by comparing to industry and market data and to the historical results of the business. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates used in the valuation by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities.
Sufficiency of audit evidence over inventory
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company held $1,187 million of inventory as of December 31, 2024. Inventories are comprised of raw materials, work-in-process, finished goods, and manufacturing supplies that are physically located at certain of the Company’s locations.
We identified the evaluation of the sufficiency of audit evidence over raw materials and finished goods inventory as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required subjective auditor judgment because of the geographical dispersion of the Company’s raw materials and finished goods inventory and the need to determine the nature and extent of procedures to be performed.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over raw materials and finished goods inventory, including determining the Company locations for which those procedures were performed. For locations where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the inventory process. We also involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT and application controls related to the Company’s process of recording raw materials and finished goods inventory. We selected a sample of raw materials and finished goods inventory and counted inventory quantities through location visits during the year. For a selection of raw materials and finished goods inventory held at certain third-party warehouse locations, we confirmed the quantity held with third-party vendors. We also selected a sample of transactions used in the calculation of raw materials and finished goods inventory and compared inventory prices to underlying documentation, including third-party invoices. In addition, we evaluated the overall sufficiency of audit evidence obtained over raw materials and finished goods inventory by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Chicago, Illinois
February 20, 2025

Ingredion Incorporated
Consolidated Statements of Income
(dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$7,430	$8,160	$7,946
Cost of sales	5,639	6,411	6,452
Gross profit	1,791	1,749	1,494
Operating expenses	782	789	715
Other operating (income) expense, net	(1)	(8)	13
Restructuring/impairment charges	127	11	4
Operating income	883	957	762
Financing costs	39	114	99
Net gain on sale of business	(90)	—	—
Other non-operating expense (income)	3	4	(5)
Income before income taxes	931	839	668
Provision for income taxes	277	188	166
Net income	654	651	502
Less: Net income attributable to non-controlling interests	7	8	10
Net income attributable to Ingredion	$647	$643	$492

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	65.5	66.0	66.2
Diluted	66.6	67.0	67.0

Earnings per common share of Ingredion:
Basic	$9.88	$9.74	$7.43
Diluted	$9.71	$9.60	$7.34
See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated
Consolidated Statements of Comprehensive Income
(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$654	$651	$502
Other comprehensive income:
(Losses) gains on cash flow hedges, net of income tax effect of $12, $40 and $53	(36)	(111)	157
Losses (gains) on cash flow hedges reclassified to earnings, net of income tax effect of $32, $21 and $69	88	57	(199)
Actuarial gains (losses) on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $6, $— and $1	17	(2)	(4)
Losses on pension and other postretirement obligations reclassified to earnings, net of income tax effect of $—	1	1	—
Currency translation adjustment	(100)	47	(105)
Comprehensive income	624	643	351
Less: Comprehensive income attributable to non-controlling interests	8	2	—
Comprehensive income attributable to Ingredion	$616	$641	$351
See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated
Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$997	$401
Short-term investments	11	8
Accounts receivable, net	1,093	1,279
Inventories	1,187	1,450
Prepaid expenses and assets held for sale	67	261
Total current assets	3,355	3,399
Property, plant and equipment, net	2,264	2,370
Intangible assets, net	1,264	1,303
Other non-current assets	561	570
Total assets	$7,444	$7,642

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$44	$448
Accounts payable	604	778
Accrued liabilities and liabilities held for sale	633	546
Total current liabilities	1,281	1,772
Long-term debt	1,787	1,740
Other non-current liabilities	486	480
Total liabilities	3,554	3,992

Share-based payments subject to redemption	60	55
Redeemable non-controlling interests	7	43

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 issued at December 31, 2024 and 2023	1	1
Additional paid-in capital	1,152	1,146
Less: Treasury stock (common stock: 13.3 and 12.6 shares at December 31, 2024 and 2023) at cost	(1,355)	(1,207)
Accumulated other comprehensive loss	(1,086)	(1,056)
Retained earnings	5,092	4,654
Total Ingredion stockholders’ equity	3,804	3,538
Non-redeemable non-controlling interests	19	14
Total stockholders’ equity	3,823	3,552
Total liabilities and stockholders’ equity	$7,444	$7,642
See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated
Consolidated Statements of Equity and Redeemable Equity
(dollars in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2021	$—	$1	$1,158	$(1,061)	$(897)	$3,899	$18	$36	$71
Net income attributable to Ingredion	—	—	—	—	—	492	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	9	—	1
Dividends declared	—	—	—	—	—	(181)	(5)	—	—
Repurchases of common stock, net	—	—	—	(112)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	3	25	—	—	—	12	—
Fair market value adjustment to non-controlling interests	—	—	(29)	—	—	—	—	—	29
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(46)
Other comprehensive (loss)	—	—	—	—	(151)	—	(6)	—	(4)
Balance as of December 31, 2022	—	1	1,132	(1,148)	(1,048)	4,210	16	48	51
Net income attributable to Ingredion	—	—	—	—	—	643	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	7	—	1
Dividends declared	—	—	—	—	—	(199)	(3)	—	—
Repurchases of common stock, net	—	—	—	(101)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	7	42	—	—	—	7	—
Fair market value adjustment to non-controlling interests	—	—	7	—	—	—	—	—	(7)
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(2)
Other comprehensive (loss)	—	—	—	—	(8)	—	(6)	—	—
Balance as of December 31, 2023	—	1	1,146	(1,207)	(1,056)	4,654	14	55	43
Net income attributable to Ingredion	—	—	—	—	—	647	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	9	—	(2)
Dividends declared	—	—	—	—	—	(209)	(5)	—	—
Repurchases of common stock, net	—	—	—	(216)		—	—	—	—
Share-based compensation, net of issuance	—	—	12	68	—	—	—	5	—
Fair market value adjustment to non-controlling interests	—	—	(6)	—	—	—	—	—	6
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(40)
Other comprehensive (loss)	—	—	—	—	(30)	—	1	—	—
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated
Consolidated Statements of Cash Flows
(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash from operating activities
Net income	$654	$651	$502
Non-cash charges to net income:
Depreciation and amortization	214	219	215
Mechanical stores expense	62	62	55
Net gain on sale of business	(90)	—	—
Deferred income taxes	(15)	(6)	(3)
Impairment charges	109	10	—
Other non-cash charges	32	59	57
Changes in working capital:
Accounts receivable and prepaid expenses	148	77	(310)
Inventories	228	69	(468)
Accounts payable and accrued liabilities	20	(79)	158
Margin accounts	21	10	(44)
Other	53	(15)	(10)
Cash provided by operating activities	1,436	1,057	152
Cash from investing activities
Capital expenditures and mechanical stores purchases	(301)	(316)	(300)
Proceeds from disposal of manufacturing facilities and properties	6	2	7
Proceeds from sale of business	255	—	—
Payments for acquisitions, net of cash acquired	—	—	(29)
Other	(7)	(15)	2
Cash used for investing activities	(47)	(329)	(320)
Cash from financing activities
Proceeds from borrowings	773	720	825
Payments on debt	(791)	(949)	(532)
Commercial paper borrowings, net	(327)	(63)	140
Repurchases of common stock, net	(216)	(101)	(112)
Issuances of common stock for share-based compensation, net	46	20	9
Purchases of non-controlling interests	(40)	(2)	(46)
Dividends paid, including to non-controlling interests	(210)	(194)	(181)
Cash used for financing activities	(765)	(569)	103
Effects of foreign exchange rate changes on cash and cash equivalents	(28)	6	(27)
Increase (decrease) in cash and cash equivalents	596	165	(92)
Cash and cash equivalents, beginning of period	401	236	328
Cash and cash equivalents, end of period	$997	$401	$236
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
Revenue recognition: Ingredion recognizes revenue under the core principle to depict our transfer of products and solutions to customers in amounts that reflect the consideration we expect to receive. To achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied.
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
From time to time, we may enter into long-term contracts with our customers. Historically, such contracts do not result in significant contract assets or liabilities. Any such arrangements are accounted for in Other non-current assets or Accrued liabilities and liabilities held for sale in the Consolidated Balance Sheets.
Cash and cash equivalents: Cash equivalents consist of all instruments purchased with an original maturity of three months or less and that have virtually no risk of loss in value.
Accounts receivable: Accounts receivable consists of trade and other receivables carried at approximate fair value, net of an allowance for credit losses. The allowance for credit losses is determined using our best estimate of expected credit losses based on historical loss experience and current forecasts of future economic conditions, and we adjust this estimate over the life of the receivable as needed.
Inventories: Inventories are stated at the lower of cost or net realizable value. Costs are predominantly determined using the weighted average method.
Long-term investments: We hold marketable securities and equity investments, which we include in Other non-current assets in the Consolidated Balance Sheets. Marketable securities are carried at fair value and we record changes in fair value to Other operating (income) expense, net in the Consolidated Statements of Income if we maintain the securities for processing transactions that directly support operating activities; otherwise, we record changes in fair value to Other non-operating expense (income) in the Consolidated Statements of Income.
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
Equity investments in companies for which we have the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting. Our share of the earnings or losses reported by equity method investees is recognized in Other operating (income) expense, net in the Consolidated Statements of Income, and we generally recognize our share of income or expense one month in arrears due to the timing of when results are available. Each reporting period, we evaluate declines in the fair value of equity method investments below carrying value to determine if any are other-than-temporary and if so, we write down the investment to its estimated fair value. Impairments are recognized in Restructuring/impairment charges in the Consolidated Statements of Income.
Leases: We determine if an arrangement contains a lease, as well as its classification as an operating lease or finance lease, at the inception of the agreement. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The lease asset value includes in

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
our calculation any prepaid lease payments made and any lease incentives received from the arrangement as a reduction of the asset. Certain leases have options to terminate or extend the life of the lease, which we include in the lease asset and lease liability calculation when we have sole discretion to exercise the option, and it is reasonably certain we will. We do not separate lease and non-lease components for our leases when it is impracticable to separate them, such as leases with variable payment arrangements. We have certain leases that have variable payments based solely on output or usage of the leased asset, which we do not record in our Consolidated Balance Sheets, but expense as incurred. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.
Property, plant and equipment, net and definite-lived intangible assets: Property, plant and equipment (“PP&E”) is stated at cost less accumulated depreciation and definite-lived intangible assets are stated at cost less accumulated amortization. For PP&E, depreciation is generally computed on the straight-line basis over the estimated useful lives of depreciable assets, which range from 25 to 50 years for buildings and from two to 25 years for machinery and equipment. Costs for mechanical stores represent costs for spare parts used in the production process that are capitalized in PP&E as part of machinery and equipment until they are utilized in the manufacturing process and expensed as a period cost. Where permitted by law, accelerated depreciation methods are used for tax purposes. For definite-lived intangible assets, we recognize the cost of these amortizable assets in operations over their estimated useful life, which range from two to 30 years. We review the recoverability of the net book value of PP&E and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If this review indicates that the carrying values of the asset group will not be recovered, we reduce the carrying values to fair value and recognize an impairment charge. The impairment analysis for long-lived assets occurs before the goodwill impairment assessment described below.
Assets and liabilities held for sale: We classify long-lived assets or disposal groups as held for sale in the period when all of the following conditions have been met:
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
Indefinite-lived intangible assets and goodwill: We have certain indefinite-lived intangible assets in the form of tradenames, trademarks, and goodwill. Our methodology for allocating the purchase price of acquisitions to tradenames and trademarks is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. We assess indefinite-lived intangible assets and goodwill for impairment annually (or other circumstances requiring assessment), which we perform as of July 1 of each year.
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
When we enter a derivative contract, we designate the derivative as a hedge of variable cash flows to be paid related to certain forecasted transactions (“a cash flow hedge”), as a hedge of the fair value of certain fixed (“firm”) commitments (“a fair value hedge”), or as a non-designated hedging instrument. This process includes linking all derivatives that are designated as cash flow or fair value hedges to specific assets and liabilities on the Consolidated Balance Sheets, or to specific firm commitments or forecasted transactions. For all hedging relationships, we document the hedging relationships and our risk-management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk being hedged, how we will assess the hedging instrument’s effectiveness in offsetting the hedged risk, and a description of the method to measure ineffectiveness. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in a hedging transaction is highly effective in offsetting changes in cash flows or fair values of hedged items.
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
New Accounting Standards
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires filers to disclose information about supplier finance programs that is sufficient to allow financial statement users to understand their nature, activity during the period, changes from period to period and potential magnitude. This ASU was effective for annual periods beginning after December 15, 2022, except for the amendment on rollforward information, which was effective for fiscal years beginning after December 15, 2023. We adopted this ASU at the beginning of our 2023 fiscal year and adopted the amendment on rollforward information at the beginning of our 2024 fiscal year. The disclosure required by the recently adopted accounting standard is reflected in Note 14.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60). This ASU requires that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, must recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. We intend to adopt this ASU at the beginning of our 2025 fiscal year on a prospective basis for any joint ventures we enter in the future. We do not believe this ASU will have a material impact on our future Consolidated Financial Statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU was effective for annual periods beginning after December 15, 2023, and is effective for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We adopted this ASU during our 2024 fiscal year as reflected in Note 12.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes with further disaggregation for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of this ASU on our Consolidated Financial Statements.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
In November 2024, the FASB issued ASU no. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain notes in the Consolidated Financial Statements. This ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently assessing the impact of this ASU on our Consolidated Financial Statements.
2. Acquisitions and Divestitures
South Korea Divestiture
On November 10, 2023, we entered into a definitive agreement for the sale of our South Korea business to an affiliate of the Sajo Group, a leading food company headquartered in Seoul, South Korea, for 384 billion South Korean won, or approximately $294 million. Upon completion of the sale on February 1, 2024, we received 330 billion South Korean won, or $247 million, net of certain transaction costs and an incremental $8 million working capital true-up in the third quarter of 2024. We will receive the remaining consideration in equal, annual payments that Sajo began in February 2025 and committed to continue through February 2027. As a result, we recognized net pre-tax gains of $90 million in 2024, which consisted of an $82 million gain in the first quarter of 2024 and the $8 million working capital adjustment in the third quarter of 2024, both within Net gain on sale of business in the Consolidated Statements of Income. The South Korea business generated operating profits of $2 million in 2024, $30 million in 2023 and $14 million in 2022.
In connection with this divestiture, we reclassified the assets and liabilities of our South Korea business, which is in our All Other segment, as held for sale during the fourth quarter of 2023 in our Consolidated Financial Statements. The following table presents the major classes of assets and liabilities classified as held for sale for the South Korea divestiture. Assets classified as held for sale are included in Prepaid expenses and assets held for sale, and liabilities held for sale are included in Accrued liabilities and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2023.

December 31, 2023
Accounts receivable, net	$38
Inventories	69
Property, plant and equipment, net	100
Other assets	4
Assets held for sale	$211

Short-term borrowings	$2
Accounts payable	30
Accrued liabilities	14
Non-current liabilities	5
Liabilities held for sale	$51

Acquisitions
During 2024, we purchased shares from minority shareholders in PureCircle Limited (“PureCircle”) for $40 million, which increased our ownership percentage to 98 percent as of December 31, 2024, from 88 percent as of December 31, 2023.
3. Intangible Assets
Goodwill
Changes to our reportable segments effective January 1, 2024, as described in Note 12, resulted in a change to our reporting units. As of this effective date, we performed a qualitative assessment of the goodwill under our former reporting units to determine if it was more likely than not that the reporting unit’s goodwill was impaired. As a result of this analysis, we did not identify any indications that any of the carrying amounts of the reporting units exceeded their

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
respective fair values. We then performed a quantitative assessment to reallocate goodwill to our new reporting units using a relative fair value approach. The fair value of the reporting units was determined using a combination of the income and market approaches. We evaluated these new reporting units for impairment as of January 1, 2024, and determined the fair value was in excess of carrying value for all our reporting units, which indicated no impairments were present.
The original carrying value of goodwill by reportable segment and All Other as of December 31, 2024 is presented below. There were no accumulated impairment charges by reportable segment.

	T&HS	F&II - LATAM	F&II - U.S. /Canada	All Other	Total
Balance as of January 1, 2024	388	146	296	88	918
Cumulative translation adjustment	(6)	(4)	(1)	(1)	(12)
Balance as of December 31, 2024	$382	$142	$295	$87	$906
We concluded that as of our January 1, 2024 and July 1, 2024 impairment assessments, there were no impairments to goodwill.
Other Intangible Assets
A summary of other intangible assets was as follows:

December 31, 2024	Gross	Accumulated Amortization	Net
Trademarks/tradenames (indefinite-lived)	$143	$—	$143
Patents	31	(12)	19
Customer relationships	356	(188)	168
Technology	111	(104)	7
Other	41	(20)	21
Total other intangible assets	$682	$(324)	$358

December 31, 2023	Gross	Accumulated Amortization	Net
Trademarks/tradenames (indefinite-lived)	$143	$—	$143
Patents	31	(9)	22
Customer relationships	358	(170)	188
Technology	111	(103)	8
Other	41	(17)	24
Total other intangible assets	$684	$(299)	$385

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Amortization expense related to intangible assets was $26 million in 2024, 2023, and 2022. Based on the results of our impairment assessments as of January 1, 2024 and July 1, 2024, we concluded that there were no impairments to our indefinite-lived other intangible assets.
Estimated future amortization expense related to intangible assets is as follows:

Years ending December 31,	Estimated Future Amortization Expense
2025	$26
2026	26
2027	26
2028	26
2029	26
4. Restructuring/Impairment Charges
During 2024, we recorded $127 million of restructuring and impairment charges that consisted of $109 million for impairment charges and $18 million for organizational restructuring and resegmentation activities related to discontinuing certain manufacturing operations.
During 2023, we recorded $11 million of pre-tax restructuring and impairment charges primarily related to our equity method investments and the sale of our South Korea business.
During 2022, we recorded $4 million of pre-tax restructuring charges, which included $3 million of costs associated with our Cost Smart selling, general and administrative expense program and $1 million of costs as part of our Cost Smart Cost of sales program.
Impairment charges
During the second quarter of 2024, we recorded an $18 million impairment charge in the Consolidated Statements of Income, which represented an other-than-temporary impairment on our investment with Amyris, Inc. (the “Amyris joint venture”), which we account for as an equity method investment. Refer to Note 14 for additional information.
During the third quarter of 2024, we announced our intent to discontinue certain manufacturing operations at our Goole facility in the United Kingdom in 2025 and recognized an impairment charge of $9 million in the Consolidated Statements of Income primarily for property, plant and equipment at that manufacturing facility in the third quarter of 2024.
During the fourth quarter of 2024, we committed to a plan to discontinue the manufacturing operations at our plant-based protein concentrates and flour facility in Vanscoy, Canada. As a result of this plan, we recognized an impairment charge of $65 million in the Consolidated Statements of Income primarily related to the property, plant and equipment. We reclassified the assets and liabilities of the disposal group to held for sale, which are included in Prepaid expenses and assets held for sale and Accrued liabilities and liabilities held for sale, respectively, on the Consolidated Balance Sheets as of December 31, 2024.
During the fourth quarter of 2024, we made a decision to close our Alcantara manufacturing facility in Brazil in 2025. As a result of this decision, we recognized an impairment charge of $9 million in the Consolidated Statements of Income.
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
Commodity price hedging: Our principal use of derivative financial instruments is to manage commodity price risk relating to anticipated purchases of corn and natural gas that we intend to use in the manufacturing process, generally over the next twelve to twenty-four months. We maintain a commodity-price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. To manage price risk related to corn purchases primarily in North American countries in each of our F&II and T&HS segments, we use corn futures and option contracts that trade on regulated commodity exchanges to lock in corn costs associated with fixed-priced customer sales contracts. We use soybean oil and soybean meal futures contracts in North American countries in each of our F&II segments that trade on regulated commodity exchanges to hedge sales of our co-products. We also use over-the-counter natural gas swaps, primarily in North American countries in each of our F&II and T&HS segments, to hedge a portion of our natural gas usage. These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases, as well as co-product sales. Our natural gas, soybean meal and the majority of our corn and soybean oil derivatives have been designated as cash flow hedging instruments. A portion of our corn and soybean oil derivatives are not designated as hedging instruments for accounting purposes.
We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 105 million and 109 million bushels of corn as of December 31, 2024 and 2023. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 24 million and 28 million mmbtus of natural gas as of December 31, 2024 and 2023.
Foreign currency hedging: Due to our global operations, including operations in many emerging markets, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign-exchange risk when the results of our foreign net assets and operations are translated to U.S. dollars and to transactional foreign-exchange risk when transactions not denominated in the functional currency are revalued. Our foreign-exchange risk management strategy uses derivative financial instruments such as foreign currency forward contracts, swaps and options to manage our transactional foreign-exchange risk. We enter into foreign currency derivative instruments that are designated as cash flow hedging instruments as well as instruments not designated as hedging instruments for accounting purposes in order to mitigate transactional foreign-exchange risk.
We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $408 million and $694 million as of December 31, 2024 and 2023. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $113 million and $182 million as of December 31, 2024 and 2023.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $447 million and $449 million as of December 31, 2024 and 2023. We also hedge certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $448 million and $621 million as of December 31, 2024 and 2023.
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
We periodically enter into T-Locks to hedge our exposure to interest rate changes. We have settled T-Locks associated with the issuance of our senior notes due in 2030 and 2050. The realized loss upon settlement of these T-Locks was recorded in AOCL and is amortized into earnings over the term of the senior notes. We did not have open T-Locks as of December 31, 2024 and 2023.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The derivative instruments designated as cash flow hedges included in AOCL as of December 31, 2024 and 2023 were as follows:

	Gains (Losses) included in AOCL as of December 31,
	2024	2023
Commodity contracts, net of income tax effect of $— and $17	$(1)	$(46)
Foreign currency contracts, net of income tax effect of $4 and $1	7	—
Interest rate contracts, net of income tax effect of $1	(2)	(2)
Total	$4	$(48)
As of December 31, 2024, AOCL included $5 million of net gains (net of income taxes of $2 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next twelve months.
The fair value and balance sheet location of our derivative instruments, presented gross in the Consolidated Balance Sheets, were as follows:

	Fair Value of Hedging Instruments as of December 31, 2024
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$18	$15	$33	$1	$11	$12
Other non-current assets	1	4	5	—	2	2
Assets	19	19	38	1	13	14
Accounts payable	8	8	16	1	2	3
Other non-current liabilities	—	2	2	—	—	—
Liabilities	8	10	18	1	2	3
Net Assets/(Liabilities)	$11	$9	$20	$—	$11	$11

	Fair Value of Hedging Instruments as of December 31, 2023
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$6	$11	$17	$—	$5	$5
Other non-current assets	—	4	4	—	—	—
Assets	6	15	21	—	5	5
Accounts payable	44	14	58	2	12	14
Other non-current liabilities	2	2	4	—	—	—
Liabilities	46	16	62	2	12	14
Net Assets/(Liabilities)	$(40)	$(1)	$(41)	$(2)	$(7)	$(9)

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Additional information relating to our derivative instruments were as follows:

Derivatives in Cash Flow Hedging Relationships	(Losses) Gains Recognized in OCL on Derivatives			Income Statement Location	(Losses) Gains Reclassified from AOCL into Income
	2024	2023	2022		2024	2023	2022
Commodity contracts	$(62)	$(161)	$202	Cost of sales	$(124)	$(87)	$261
Foreign currency contracts	14	10	8	Net sales/Cost of sales	4	10	7
Interest rate contracts	—	—	—	Financing costs	—	(1)	—
Total	$(48)	$(151)	$210		$(120)	$(78)	$268
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
Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of December 31, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$5	$5	$—	$—	$4	$4	$—	$—
Derivative assets	52	48	4	—	26	26	—	—
Derivative liabilities	21	17	4	—	76	43	33	—
Long-term debt	1,633	—	1,633	—	1,591	—	1,591	—
The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair values. Commodity futures, options and swap contracts are recognized at fair value. Foreign currency forward contracts, swaps and options are also recognized at fair value. The fair value of our Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities. See Note 10 for information on the fair value of pension plan assets.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
7. Financing Arrangements
We had total debt outstanding of $1.8 billion and $2.2 billion at December 31, 2024 and 2023. As of December 31, 2024, our other long-term borrowings and other short-term borrowings consisted primarily of amounts outstanding under various term loans or unsecured local country operating lines of credit. In 2023, we paid the outstanding principal in full and without penalty under our term loan credit agreement that was due on December 16, 2024.
In 2021, we established a commercial paper program under which we may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We use the note proceeds for general corporate purposes. During 2024, the average amount of commercial paper outstanding was $31 million with an average interest rate of 5.51 percent and a weighted average maturity of 8 days. As of December 31, 2024, we had no commercial paper outstanding. During 2023, the average amount of commercial paper outstanding was $397 million with an average interest rate of 5.30 percent and a weighted average maturity of 11 days. As of December 31, 2023, $327 million of commercial paper was outstanding with an average interest rate of 5.50 percent and a weighted average maturity of 11 days. The amount of commercial paper outstanding under this program in 2025 is expected to fluctuate.
Presented below are our debt carrying amounts, net of related discounts, premiums and debt issuance costs and fair values as of December 31, 2024 and 2023:

	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.900% senior notes due June 1, 2030	$597	$540	$596	$536
3.200% senior notes due October 1, 2026	499	486	499	479
3.900% senior notes due June 1, 2050	391	292	391	300
6.625% senior notes due April 15, 2037	253	268	253	275
Revolving credit agreement	—	—	—	—
Other long-term borrowings	47	47	1	1
Total long-term debt	1,787	1,633	1,740	1,591
Commercial paper	—	—	327	327
Other short-term borrowings	44	44	121	121
Total short-term borrowings	44	44	448	448
Total debt	$1,831	$1,677	$2,188	$2,039
We guarantee certain obligations of our consolidated subsidiaries, which aggregated to $35 million and $49 million at December 31, 2024 and 2023.
8. Leases
The components of lease expense were as follows:

	2024	2023	2022
Operating lease expense	$67	$63	$59
Variable operating lease expense	17	26	27
Short term lease expense	4	3	3
Total lease expense	$88	$92	$89

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
We have operating leases for certain rail cars, office spaces, warehouses and machinery and equipment. We currently have no finance leases. The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented within Other non-current liabilities and Other non-current assets, on our Consolidated Balance Sheets as of December 31, 2024:

2025	$64
2026	57
2027	40
2028	21
2029	12
Thereafter	26
Total future lease payments	220
Less: imputed interest	16
Present value of future lease payments	204
Less: current lease liabilities	59
Non-current operating lease liabilities	$145
Operating lease assets	$199
Supplemental cash flow information arising from lease transactions is as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$68	$64
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$55	$72

	Year Ended December 31,
	2024	2023
Lease term and discount rate
Weighted average remaining lease term	4.8 years	5.3 years
Weighted average discount rate	4.6%	4.6%

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
9. Income Taxes
The components of income before income taxes and the provision for income taxes for the years indicated are presented below:

	2024	2023	2022
Income before income taxes:
U.S.	$396	$244	$111
Foreign	535	595	557
Total income before income taxes	931	839	668
Provision for income taxes:
Current tax expense:
U.S. federal	31	6	8
State and local	6	5	2
Foreign	255	183	159
Total current tax expense	292	194	169
Deferred tax expense (benefit):
U.S. federal	11	—	5
State and local	2	1	(1)
Foreign	(28)	(7)	(7)
Total deferred tax (benefit)	(15)	(6)	(3)
Total provision for income taxes	$277	$188	$166

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Significant temporary differences as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Deferred tax assets attributable to:
Employee benefit accruals	$31	$32
Pensions and postretirement plans	9	16
Lease liabilities	51	54
Bad debt	3	5
Inventory reserve	16	16
Net operating loss carryforwards	51	58
Tax credit carryforwards	7	5
Derivative contracts	—	16
Uniform capitalization	8	12
Equity method investments	9	4
Other	46	31
Total deferred tax assets	231	249
Valuation allowances	(60)	(46)
Net deferred tax assets	171	203
Deferred tax liabilities attributable to:
Property, plant and equipment	161	184
Identified intangibles	25	33
Right-of-use lease assets	48	51
Foreign withholding and state taxes on unremitted earnings	1	1
Goodwill	38	35
Derivative contracts	3	—
Total deferred tax liabilities	276	304
Net deferred tax liabilities	$105	$101
Of the $51 million of tax-effected net operating loss carryforwards as of December 31, 2024, $34 million are for foreign loss carryforwards, $14 million for state loss carryforwards, and $3 million for U.S. federal loss carryforwards. Of the $34 million of foreign loss carryforwards, $24 million are related to Canada, $4 million to Malaysia, $3 million to Argentina, and $1 million to the United Kingdom, with carryforward periods of 20 years, 10 years, 5 years, and indefinite. U.S. federal and state loss carryforwards have various expiration periods beginning in 2025.
A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Prior to establishing a valuation allowance, we consider historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, tax carryovers and projected future taxable income. As of December 31, 2024, we maintained valuation allowances of $60 million, consisting of $22 million primarily related to foreign loss carryforwards, $14 million for state loss carryforwards, $11 million primarily related to equity method investments, $7 million for state credits and carryforwards, $4 million for U.S. federal loss carryforwards and net deferred tax assets and $2 million for certain foreign tax credits, all of which we have determined will more likely than not expire prior to realization.
Net operating loss carryforwards disclosed in the financial statements differ from the as-filed tax returns due to an unrecognized tax benefit. Foreign net operating loss carryforwards and valuation allowances would increase $10 million absent the unrecognized tax benefit.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
A reconciliation of the U.S. federal statutory tax rate to our effective tax rate follows:

	2024	2023	2022
Provision for tax at U.S. statutory rate	21.0%	21.0%	21.0%
Tax rate difference on foreign income	5.4	6.1	7.2
Foreign currency foreign exchange	1.9	(1.8)	(0.3)
Inflation adjustments	(0.4)	(0.5)	(0.6)
Tax benefit of intercompany financing	(0.3)	(0.4)	(0.4)
U.S. international tax implications	1.4	1.0	2.2
Valuation allowance in Argentina	—	—	—
Favorable judgment on the treatment of credits and interest on indirect taxes	—	(0.2)	(0.3)
Sale of our South Korea business	(1.6)	—	—
Unfavorable judgement and related reserve on transfer pricing matters	1.6	—	—
Valuation allowance on investments	1.2	—	—
Foreign-derived intangible income (“FDII”)	(1.6)	(1.5)	(1.0)
Brazil exclusion of certain tax incentives	(0.3)	(1.2)	(4.0)
Other items, net	1.5	(0.1)	1.1
Provision at effective tax rate	29.8%	22.4%	24.9%
The 2024 statutory tax rates (including surcharges and local jurisdictional taxes when applicable) were 30 percent in Mexico, 32 percent in Germany, 35 percent in Colombia, 39 percent in Pakistan, and 26 percent in Canada, where we have significant operations. In addition, our subsidiary in Brazil has a statutory tax rate of 34 percent before the application of local incentives that vary each year.
As of December 31, 2024, we had a $1 million accrual for foreign withholding on certain unremitted earnings from foreign subsidiaries. No foreign withholding taxes, federal and state taxes or foreign currency gains or losses have been provided on distributions of approximately $2.5 billion of unremitted earnings of our foreign subsidiaries, as such amounts are considered permanently reinvested. It is not practicable to estimate the additional income taxes, including applicable foreign withholding taxes, which would be due upon the repatriation of these earnings.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for 2024 and 2023 were as follows:

	2024	2023
Balance at January 1	$31	$30
Additions for tax positions related to prior years	7	1
Reductions for tax positions related to prior years	(1)	(1)
Additions based on tax positions related to the current year	3	1
Balance at December 31	$40	$31
Of the $40 million of unrecognized tax benefits as of December 31, 2024, $29 million represents the amount that, if recognized, could affect the effective tax rate in future periods. The remaining $11 million includes $10 million of net operating loss carryforwards that would have otherwise had a valuation allowance and $1 million of U.S. federal benefits.
We account for interest and penalties related to income tax matters within the provision for income taxes. We have accrued $8 million of interest expense and penalties related to unrecognized tax benefits as of December 31, 2024.

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
It is reasonably possible that the total amount of unrecognized tax benefits including interest and penalties will increase or decrease within twelve months of December 31, 2024. We believe it is reasonably possible that $7 million of the unrecognized tax benefits may be recognized within twelve months of December 31, 2024, as a result of the expiration of a statute of limitations period and potential settlement.
10. Pension and Other Postretirement Benefits
We sponsor noncontributory defined benefit pension plans (qualified and non-qualified) covering a portion of our employees in the U.S. and Canada and certain employees in other foreign countries. Plans for most salaried employees provide pay-related benefits based on years of service. Plans for hourly employees generally provide benefits based on flat dollar amounts and years of service. Our general funding policy is to make contributions to the plans that comply with minimum funding requirements and are within the limits of deductibility under current tax regulations. Certain foreign countries allow income tax deductions without regard to contribution levels and our policy in those countries is to make contributions required by the terms of the applicable plan.
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

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Pension Plans
Pension Obligation and Funded Status: The changes in pension benefit obligations and plan assets during 2024 and 2023, as well as the funded status and the amounts recognized in our Consolidated Balance Sheets related to our pension plans at December 31, 2024 and 2023, were as follows:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Benefit obligation
At January 1	$305	$300	$200	$188
Divestiture (i)	—	—	(14)	—
Service cost	3	3	3	4
Interest cost	14	15	9	10
Benefits paid	(20)	(18)	(11)	(13)
Actuarial (gain) loss	(14)	5	—	8
Curtailment/settlement/amendments	—	—	(1)	(1)
Foreign currency translation	—	—	(16)	4
Benefit obligation at December 31	$288	$305	$170	$200

Fair value of plan assets
At January 1	$325	$317	$200	$189
Divestiture (i)	—	—	(16)	—
Actual return on plan assets	10	25	14	17
Employer contributions	—	1	4	6
Benefits paid	(20)	(18)	(11)	(13)
Plan settlements	—	—	(2)	(1)
Foreign currency translation	—	—	(15)	2
Fair value of plan assets at December 31	$315	$325	$174	$200

Funded status	$27	$20	$4	$—
______________________
(i)As of February 1, 2024. we completed the sale of our South Korea business.
As of December 31, 2024, the actuarial gain for the U.S plans was primarily driven by an increase in the discount rate compared to the prior year. As of December 31, 2023, the actuarial loss for the U.S. and non-U.S. plans was primarily driven by a decrease in the discount rate compared to the prior year.
Amounts recorded in the Consolidated Balance Sheets as of December 31, 2024 and 2023 were as follows:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Non-current asset	$35	$28	$46	$47
Current liabilities	(1)	(1)	(1)	(2)
Non-current liabilities	(7)	(7)	(41)	(45)
Net asset (liability) recognized	$27	$20	$4	$—

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Amounts recorded in AOCL, excluding tax effects that have not yet been recognized as components of net periodic benefit cost at December 31, 2024 and 2023, were as follows:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Net actuarial loss	$25	$32	$16	$24
Prior service (credit) cost	(2)	(2)	1	—
Net amount recognized	$23	$30	$17	$24
The amount recognized in AOCL at December 31, 2024 decreased compared to the prior year for the U.S. pension plans mainly due to the increase in discount rates used to measure our obligations under U.S. plans, partially offset because the actual return on assets was less than the expected return on assets. The net amount recognized in AOCL at December 31, 2024 for the non-U.S. pension plans decreased as compared to December 31, 2023 because the actual return on assets was higher than the expected return on assets and because of favorable foreign currency translation.
The accumulated benefit obligation for all defined benefit pension plans was $442 million and $485 million at December 31, 2024 and 2023. Information for pension plans with a projected benefit obligation in excess of plan assets and an accumulated benefit obligation in excess of plan assets is as follows:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Projected benefit obligation	$(8)	$(8)	$(46)	$(51)
Accumulated benefit obligation	(8)	(8)	(36)	(40)
Fair value of plan assets	—	—	4	4
Components of net periodic benefit cost consist of the following for 2024, 2023 and 2022:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Service cost	$3	$3	$4	$3	$4	$3
Interest cost	14	15	9	9	10	9
Expected return on plan assets	(17)	(17)	(16)	(9)	(9)	(7)
Amortization of actuarial loss	—	1	—	1	1	1
Amortization of prior service credit	—	(1)	(1)	—	—	—
Net periodic benefit cost	$—	$1	$(4)	$4	$6	$6

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Total pre-tax amounts recorded in other comprehensive income and net periodic benefit cost were as follows:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Net actuarial (gain) loss	$(7)	$(3)	$25	$(5)	$—	$(11)
Prior service cost	—	—	—	1	—	—
Amortization of actuarial loss	—	(1)	—	(1)	(1)	(1)
Amortization of prior service credit	—	1	1	—	—	—
Foreign currency translation	—	—	—	(2)	1	(2)
Total recorded in other comprehensive (income) loss	(7)	(3)	26	(7)	—	(14)
Net periodic benefit cost	—	1	(4)	4	6	6
Total recorded in other comprehensive (income) loss and net periodic benefit cost	$(7)	$(2)	$22	$(3)	$6	$(8)
The weighted average assumptions used to determine our obligations for the pension plans were as follows:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Discount rate	5.64%	5.00%	5.42%	5.24%
Rate of compensation increase	3.75	3.83	4.16	3.76
Cash balance interest credit rate	4.63	4.53	—	—
The weighted average assumptions used to determine our net periodic benefit cost for the pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Discount rate	5.00%	5.19%	2.91%	5.32%	5.67%	3.66%
Expected long-term return on plan assets	5.50	5.50	4.10	4.97	5.05	3.50
Rate of compensation increase	3.83	3.92	4.18	3.73	3.83	3.77
Cash balance interest crediting rate	4.53	4.21	4.11	—	—	—
For 2024, we assumed an expected long-term rate of return on assets of 5.50 percent for U.S. plans and 4.58 percent for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of U.S. and Canadian debt and equity securities, we evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from our independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates are based upon broad equity and bond indices.
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
Plan Assets: Our investment policy for our pension plans is to balance risk and return through diversified portfolios of fixed income securities, equity instruments and short-term investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. For U.S. pension plans, the weighted average target range allocation of assets was 7 to 14 percent in equity instruments and 86 to 93 percent in fixed income securities, inclusive of other short-term investments. The asset allocation is reviewed regularly, and portfolio investments are rebalanced to the targeted allocation when considered appropriate.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Our weighted average asset allocations as of December 31, 2024 and 2023 for U.S. and non-U.S. pension plan assets were as follows:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Equity securities	7%	12%	9%	8%
Debt securities	91	86	84	78
Cash and other	2	2	7	14
Total	100%	100%	100%	100%
With the exception of cash, which is considered Level 1 in the fair value hierarchy, all significant pension plan assets are held in collective trusts by our U.S. and non-U.S. plans. The fair values of shares of collective trusts are based upon the net asset value (“NAV”) of the fund reported by the fund managers based on quoted market prices of the underlying securities as of the balance sheet date and are considered to be Level 2 fair value measurements. Investments measured at NAV as a practical expedient for fair value are excluded from the fair value hierarchy. This may produce a fair value measurement that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with those of other market participants, different methods could result in different fair value measurements at the reporting date.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The fair values of our plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2024
	NAV		Level 1		Level 2		Total
	2024	2023	2024	2023	2024	2023	2024	2023
U.S. Plans:
Equity index:
U.S. (i)	$—	$—	$—	$—	$14	$24	$14	$24
International (ii)	—	—	—	—	7	16	7	16
Fixed income index:
Long bond (iii)	—	—	—	—	125	133	125	133
Government bond (iv)	—	—	—	—	100	89	100	89
Other fixed income (v)	63	57	—	—	—	—	63	57
Cash & Short-term Investments (vi)	—	—	—	—	6	6	6	6
Total U.S. Plans	$63	$57	$—	$—	$252	$268	$315	$325
Non-U.S. Plans:
Equity index:
U.S. (i)	$—	$—	$—	$—	$10	$10	$10	$10
International (ii)	—	—	—	—	5	6	5	6
Fixed income index:
Government bond (vii)	—	—	—	—	73	78	73	78
Corporate bond (viii)	—	—	—	—	74	79	74	79
Other (ix)	—	—	—	—	10	25	10	25
Cash & Short-term Investments (vi)	—	—	2	2	—	—	2	2
Total Non-U.S. Plans	$—	$—	$2	$2	$172	$198	$174	$200
______________________
(i)This category consists of both passively and actively managed equity index funds that track the return of large capitalization U.S. equities.
(ii)This category consists of both passively and actively managed equity index funds that track an index of returns on international developed and emerging market equities.
(iii)This category consists of an actively managed fixed income index fund that invests in a diversified portfolio of fixed-income securities with maturities generally exceeding 10 years.
(iv)This category consists of both passively and actively managed fixed income index funds that invest in a diversified portfolio of fixed income government debt securities with varying maturities.
(v)This category consists of an actively managed common collective fund that invests in government bonds, collateralized mortgage obligations, investment grade private credit and real estate debt. This fund is priced monthly at the aggregated market value of the underlying investments and may be fully redeemed with 95 days notice.
(vi)This category represents cash, cash equivalents or highly liquid short-term investments.
(vii)This category consists of both passively and actively managed fixed income index funds that track the return of government bonds with varying maturities.
(viii)This category consists of actively managed fixed income index funds that track the return of investment grade corporate bonds with varying maturities.
(ix)This category mainly consists of investment products provided by insurance companies that offer returns that are subject to a minimum guarantee and mutual funds.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
During 2024, we made an insignificant cash contribution to our U.S. pension plans and $4 million to our non-U.S. pension plans. We anticipate that in 2025 we will make cash contributions of $1 million to our U.S. pension plans and $2 million to our non-U.S. pension plans. Cash contributions in subsequent years will depend on a number of factors, including the performance of plan assets.
We expect to pay the following benefit payments to beneficiaries, which reflect anticipated future service, as appropriate:

	U.S. Plans	Non-U.S. Plans
2025	$28	$10
2026	28	11
2027	28	12
2028	25	12
2029	24	12
Thereafter	113	69
We also maintain defined contribution plans. We make matching contributions to these plans that are subject to certain vesting requirements and are based on a percentage of employee contributions. The expense for defined contribution plans was $30 million in 2024, $28 million for 2023, and $22 million in 2022.
Postretirement Benefit Plans
Our postretirement benefit plans currently are not funded. The information presented below includes plans in the U.S., Brazil and Canada. The changes in the benefit obligations of the plans during 2024 and 2023, as well as the amounts recognized in our Consolidated Balance Sheets at December 31, 2024 and 2023, were as follows:

	2024	2023
Accumulated postretirement benefit obligation
At January 1	$64	$58
Service cost	—	1
Interest cost	4	4
Amendments	—	2
Actuarial (gain) loss	(7)	1
Benefits paid	(3)	(4)
Foreign currency translation (loss) gain	(6)	2
At December 31	52	64
Fair value of plan assets	—	—
Funded status	$(52)	$(64)
As of December 31, 2024, the decrease in the postretirement benefit obligation was mainly driven by higher actuarial gains and favorable foreign currency. As of December 31, 2023, the actuarial loss was insignificant.
Amounts recorded in the Consolidated Balance Sheets at December 31, 2024 and 2023 were as follows:

	2024	2023
Current liabilities	$(4)	$(4)
Non-current liabilities	(48)	(60)
Net liability recognized	$(52)	$(64)

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Amounts recorded in AOCL, excluding tax effects that have not yet been recognized as components of net periodic benefit cost at December 31, 2024 and 2023, were as follows:

	2024	2023
Net actuarial (gain) loss	$(5)	$4
Prior service cost	5	6
Net amount recognized	$—	$10
Components of net periodic benefit cost consisted of the following for 2024, 2023 and 2022:

	2024	2023	2022
Service cost	$—	$1	$1
Interest cost	4	4	3
Amortization of actuarial (gain) loss	—	(1)	—
Amortization of prior service cost	1	1	—
Net periodic benefit cost	$5	$5	$4
Total pre-tax amounts recorded in other comprehensive income and net periodic benefit cost for 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Net actuarial loss (gain)	$(7)	$1	$(7)
Prior service cost	—	2	—
Amortization of prior service (cost)	(1)	(1)	—
Amortization of actuarial gain	—	1	—
Foreign currency translation (loss) gain	(2)	1	—
Total recorded in other comprehensive loss (income)	(10)	4	(7)
Net periodic benefit cost	5	5	4
Total recorded in other comprehensive (income) loss and net periodic benefit cost	$(5)	$9	$(3)
We used the following weighted average assumptions to determine our postretirement benefit obligations for 2024 and 2023:

	2024	2023
Discount rate	7.75%	7.37%
The following weighted average assumptions were used to determine our net postretirement benefit cost:

	2024	2023	2022
Discount rate	7.37%	7.30%	4.22%
The discount rate reflects a rate of return on high-quality fixed-income investments that match the duration of expected benefit payments. We typically use returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The healthcare cost trend rates used in valuing our postretirement benefit obligations are established based upon actual healthcare trends and consultation with actuaries and benefit providers. We used the following assumptions as of December 31, 2024:

	U.S.	Canada	Brazil
2024 increase in per capita cost	8.40%	5.25%	8.42%
Ultimate trend	4.50%	4.05%	8.42%
Year ultimate trend reached	2034	2040	2024
We expect to make the following benefit payments to beneficiaries under our postretirement benefit plans, which reflect anticipated future service, as appropriate:

2025	$4
2026	4
2027	4
2028	4
2029	4
Thereafter	20
Multi-employer Plan
We participate in and contribute to one multi-employer benefit plan under the terms of collective bargaining agreements that cover certain union-represented employees and retirees in the U.S. The plan covers medical and dental benefits for active hourly employees and retirees represented by the United Steelworkers Union for certain U.S. locations. The risks of participating in this multi-employer plan are different from risk of participating in single-employer plans. This plan receives contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements, and the assets contributed by one employer may be used to fund the benefits of all employees covered within the plan.
We are required to make contributions to this multi-employer plan as determined by the terms and conditions of the collective bargaining agreements and plan terms, but we do not provide more than five percent of the total contributions to the plan. We made regular contributions to the plan of $10 million in 2024, $11 million in 2023, and $10 million in 2022. We cannot currently estimate the amount of multi-employer plan contributions that will be required in 2025 and future years, but these contributions could increase due to healthcare cost trends. The remaining collective bargaining agreements associated with the multi-employer plan expire during 2027 and 2028.
11. Equity
Preferred stock: We have authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding at December 31, 2024 and 2023.
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
During 2024, we repurchased 1.7 million outstanding shares of common stock in open market transactions at a net cost of $216 million. During 2023, we repurchased 1.0 million shares of common stock in open market transactions at a net cost of $101 million. During 2022, pursuant to our previous stock repurchase program that has since been terminated, we repurchased 1.3 million shares of common stock in open market transactions at a net cost of $112 million.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Common stock share activity for 2024, 2023 and 2022 was as follows:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Outstanding
Balance at December 31, 2021	77,811	11,154	66,657
Issuance of restricted stock units as compensation	—	(95)	95
Performance shares and other share-based awards	—	(43)	43
Stock options exercised	—	(182)	182
Purchase/acquisition of treasury stock	—	1,283	(1,283)
Balance at December 31, 2022	77,811	12,117	65,694
Issuance of restricted stock units as compensation	—	(108)	108
Performance shares and other share-based awards	—	(51)	51
Stock options exercised	—	(386)	386
Purchase/acquisition of treasury stock	—	1,000	(1,000)
Balance at December 31, 2023	77,811	12,572	65,239
Issuance of restricted stock units as compensation	—	(127)	127
Performance shares and other share-based awards	—	(145)	145
Stock options exercised	—	(635)	635
Purchase/acquisition of treasury stock	—	1,652	(1,652)
Balance at December 31, 2024	77,811	13,317	64,494
Share-based payments: Share-based compensation expense for 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Stock options:
Pre-tax compensation expense	$5	$4	$4
Income tax benefit	—	—	—
Stock option expense, net of income taxes	5	4	4
Restricted stock units (“RSUs”):
Pre-tax compensation expense	18	15	13
Income tax benefit	(2)	(2)	(1)
RSUs, net of income taxes	16	13	12
Performance shares and other share-based awards:
Pre-tax compensation expense	14	14	12
Income tax benefit	(1)	(1)	(1)
Performance shares and other share-based compensation expense, net of income taxes	13	13	11
Total share-based compensation:
Pre-tax compensation expense	37	33	29
Income tax benefit	(3)	(3)	(2)
Total share-based compensation expense, net of income taxes	$34	$30	$27
We have a stock incentive plan (“SIP”) that was approved on May 19, 2023 and which is administered by the People, Culture and Compensation Committee (“Compensation Committee”) of our Board of Directors that provides for the granting of stock options, restricted stock, restricted stock units and other share-based awards to certain key employees. A maximum of 5.4 million shares were originally authorized for awards under the SIP. As of December 31, 2024, 5.1 million shares were available for future grants under the SIP. Shares covered by awards under the SIP and a prior stock incentive plan that expire, terminate or lapse will again be available for the grant of awards under the SIP.

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
We granted non-qualified options to purchase 178 thousand, 197 thousand and 281 thousand shares for 2024, 2023 and 2022. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2024	2023	2022
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	4.2%	4.0%	2.0%
Expected volatility	28.1%	28.3%	23.8%
Expected dividend yield	2.9%	2.9%	2.9%
The expected life of options represents the weighted average period for which we expect options granted to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date for the period corresponding to the expected life of the options. Expected volatility is based on historical volatilities of our common stock, and dividend yields are based on our dividend yield at the date of issuance.
Stock option activity in 2024 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	1,953	$96.61	5.0	$29
Granted	178	108.38
Exercised	(635)	91.71
Cancelled	(43)	101.45
Outstanding as of December 31, 2024	1,453	$100.04	5.6	$55
Exercisable as of December 31, 2024	1,103	$99.67	5.7	$42
For 2024, 2023 and 2022, cash received from the exercise of stock options was $58 million, $28 million and $11 million. As of December 31, 2024, the unrecognized compensation cost related to non-vested stock options totaled $2 million, which is expected to be amortized over the weighted-average period of approximately 1.6 years.
Additional information pertaining to stock option activity is as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value of stock options granted (per share)	$26.33	$23.80	$15.04
Total intrinsic value of stock options exercised	24	13	6
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after three years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
RSU activity in 2024 was as follows:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2023	552	$92.05
Granted	213	109.04
Vested	(180)	87.75
Cancelled	(47)	95.84
Non-vested as of December 31, 2024	538	$99.58
The total fair value of RSUs that vested was $16 million in 2024, and $12 million in both 2023 and 2022.
At December 31, 2024, the total remaining unrecognized compensation cost related to RSUs was $19 million, which will be amortized on a weighted-average basis over approximately 1.7 years. Recognized compensation cost related to unvested RSUs is included in Share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $32 million and $28 million for December 31, 2024 and 2023.
Performance Shares: We have a long-term incentive plan for senior management in the form of performance shares. For the 2024 performance shares, fifty percent of the performance shares awarded vest based on our total shareholder return as compared to the total shareholder return of our performance peer group and the remaining fifty percent vest based on the calculation of our three-year average Adjusted Return on Invested Capital (“Adjusted ROIC”) against an established ROIC target.
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
We awarded 86 thousand, 93 thousand and 86 thousand performance shares in 2024, 2023 and 2022. The weighted average per share fair value of the shares granted during 2024, 2023 and 2022 was $127.97, $114.26 and $138.85.
The 2021 performance share awards that vested in February 2024 achieved a 200 percent payout of the granted performance shares. As of December 31, 2024, the 2022 performance share awards are estimated to pay out at 200 percent. Additionally, there were 17 thousand shares cancelled during 2024.
As of December 31, 2024, the unrecognized compensation cost relating to these plans was $9 million, which will be amortized over the remaining requisite service periods of 1.8 years. Recognized compensation cost related to these unvested awards is included in Share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $28 million and $27 million for December 31, 2024 and 2023.
Other Share-based Awards Under the SIP: Under the compensation agreement with the Board of Directors, $160,000 of a non-employee director’s annual retainer is paid in Ingredion common stock. A director may elect to defer all or a portion

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
of the director’s common stock or cash compensation in shares of restricted stock units. These restricted units may not be transferred until a date not less than six months and no more than ten years and six months after the director’s termination of service from the Board of Directors, at which time the restricted units will be settled by delivering shares of common stock. The compensation expense relating to this plan included in the Consolidated Statements of Income was $2 million in each of 2024, 2023 and 2022. At December 31, 2024, there were approximately 205 thousand restricted stock units outstanding under this plan at a carrying value of approximately $11 million.
Accumulated Other Comprehensive Loss: A summary of Accumulated other comprehensive loss (“AOCL”) for 2024, 2023 and 2022 is presented below:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2021	$(903)	$48	$(42)	$(897)
Other comprehensive (loss) income before reclassification adjustments	(105)	210	(5)	100
(Income) reclassified from AOCL	—	(268)	—	(268)
Tax benefit	—	16	1	17
Net other comprehensive (loss)	(105)	(42)	(4)	(151)
Balance as of December 31, 2022	(1,008)	6	(46)	(1,048)
Other comprehensive income (loss) before reclassification adjustments	47	(151)	(2)	(106)
Loss reclassified from AOCL	—	78	1	79
Tax benefit	—	19	—	19
Net other comprehensive income (loss)	47	(54)	(1)	(8)
Balance as of December 31, 2023	(961)	(48)	(47)	(1,056)
Other comprehensive (loss) income before reclassification adjustments	(100)	(48)	23	(125)
Loss reclassified from AOCL	—	120	1	121
Tax (provision)	—	(20)	(6)	(26)
Net other comprehensive (loss) income	(100)	52	18	(30)
Balance as of December 31, 2024	$(1,061)	$4	$(29)	$(1,086)

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Information: The following table provides the computation of basic and diluted earnings per common share (“EPS”).

	2024			2023			2022
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$647	65.5	$9.88	$643	66.0	$9.74	$492	66.2	$7.43
Effect of Dilutive Securities (i)		1.1			1.0			0.8
Diluted EPS	$647	66.6	$9.71	$643	67.0	$9.60	$492	67.0	$7.34
_____________________
(i)Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive stock options, vesting of dilutive RSUs and other awards.
Approximately 0.2 million, 0.5 million and 1.4 million share-based awards of common stock were excluded for 2024, 2023 and 2022 from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
12. Segment and Geographical Information
Effective January 1, 2024, we changed our reportable segments to align them with changes in how our Chief Operating Decision Maker (“CODM”), James P. Zallie, our president and chief executive officer, evaluates performance, makes strategic decisions, and allocates resources.
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and our reportable segments are T&HS, F&II - LATAM and F&II - U.S./Canada. Businesses of multiple operating segments that are not individually or collectively classified as reportable segments are included in All Other. The T&HS segment has a global focus and primarily manufactures texturizing food ingredients. The F&II - LATAM segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials that we primarily source within South America and Mexico. The F&II - U.S./Canada segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials sourced within the U.S. and Canada. Revenues from All Other are generated primarily by sweetener and starch sales from our Pakistan business, sales of stevia and other ingredients from our PureCircle and Sugar Reduction businesses, and pea protein ingredients from our Protein Fortification business. All Other also included the sale of our South Korea business, which we divested on February 1, 2024, as more fully described in Note 2.
Net sales by product are not presented because such presentation is not practicable. No customer or group of related customers accounted for 10 percent or more of our net sales in 2024, 2023 or 2022.
Adjusted Operating Income presented by segment includes an arms-length profit margin for sales of manufactured products sold to other segments. We exclude specified and certain corporate items from our reportable segments and All Other because the CODM evaluates each segment’s performance exclusive of these items.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The following tables present information about our net sales, significant segment costs and adjusted operating income by reportable segment and All Other for the periods presented:

	December 31, 2024
	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Corporate	Total
Segment net sales	$2,417	$2,497	$2,244	$475	$—
Inter-segment net sales	(51)	(47)	(89)	(16)	—
Net sales to unaffiliated customers	$2,366	$2,450	$2,155	$459	$—	$7,430
Segment cost of sales	$1,715	$1,820	$1,691	$407	—
Other operating expenses	301	147	91	74	168
Adjusted operating income (loss)	$350	$483	$373	$(22)	$(168)	$1,016
Unallocated (costs) (i)						(133)
Operating income						$883

	December 31, 2023
	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Corporate	Total
Segment net sales	$2,566	$2,668	$2,429	$743	$—
Inter-segment net sales	(106)	(35)	(94)	(11)	—
Net sales to unaffiliated customers	$2,460	$2,633	$2,335	$732	$—	$8,160
Segment cost of sales	$1,759	$2,054	$1,951	$647	$—
Other operating expenses	307	127	86	87	173
Adjusted operating income (loss)	$394	$452	$298	$(2)	$(173)	$969
Unallocated (costs) (i)						(12)
Operating income						$957

	December 31, 2022
	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Corporate	Total
Segment net sales	$2,527	$2,628	$2,303	$893	$—
Inter-segment net sales	(185)	(59)	(101)	(60)	—
Net sales to unaffiliated customers	$2,342	$2,569	$2,202	$833	$—	$7,946
Segment cost of sales	$1,771	$2,018	$1,916	$747	$—
Other operating expenses	274	114	77	92	150
Adjusted operating income (loss)	$297	$437	$209	$(6)	$(150)	$787
Unallocated (costs) (i)						(25)
Operating income						$762

(i) Unallocated (costs):	2024	2023	2022
Acquisition/integration costs	$—	$—	$(1)
Restructuring and resegmentation costs	(18)	(1)	(4)
Impairment charges	(109)	(10)	—
Other matters	(6)	(1)	(20)
Total unallocated (costs)	$(133)	$(12)	$(25)

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Property, plant and equipment, net, by reportable segment and All Other as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Texture & Healthful Solutions	$884	$855
Food & Industrial Ingredients - LATAM	508	552
Food & Industrial Ingredients - U.S./Canada	556	548
All Other (i)	316	415
Total property, plant and equipment, net	$2,264	$2,370
_____________________
(i)For purposes of presentation, All Other includes Corporate assets.

Property, plant and equipment, net by country as of December 31, 2024 and 2023 were as follows:

	2024	2023
U.S.	$1,076	$1,043
Mexico	258	273
Brazil	164	189
China	153	162
Thailand	152	152
Canada	128	207
Germany	121	122
Others	212	222
Total	$2,264	$2,370

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Depreciation and amortization, mechanical stores expense, capital expenditures and mechanical stores purchases by reportable segment and All Other were as follows:

	2024	2023	2022
Depreciation and amortization:
Texture & Healthful Solutions	$82	$80	$75
Food & Industrial Ingredients - LATAM	48	47	46
Food & Industrial Ingredients - U.S./Canada	40	41	40
All Other (i)	44	51	54
Total	$214	$219	$215
Mechanical stores expense (ii):
Texture & Healthful Solutions	$14	$16	$15
Food & Industrial Ingredients - LATAM	13	14	12
Food & Industrial Ingredients - U.S./Canada	31	28	25
All Other (i)	4	4	3
Total	$62	$62	$55
Capital expenditures and mechanical stores purchases:
Texture & Healthful Solutions	$101	$113	$120
Food & Industrial Ingredients - LATAM	80	70	59
Food & Industrial Ingredients - U.S./Canada	84	75	71
All Other (i)	36	58	50
Total	$301	$316	$300
_____________________
(i)All Other includes Corporate activities.
(ii)Represents costs for spare parts used in the production process that are recorded in PP&E as part of machinery and equipment until they are utilized in the manufacturing process and expensed as a period cost.
Net sales to third-party customers by country of origin were as follows:

	2024	2023	2022
U.S.	$2,870	$3,069	$2,978
Mexico	1,503	1,571	1,444
Brazil	584	669	720
Canada	527	548	512
Germany	385	413	342
Colombia	310	332	333
Thailand	265	259	257
Others	986	1,299	1,360
Total	$7,430	$8,160	$7,946
13. Commitments and Contingencies
In December 2022, we filed an action in Brazil to recover previously taxable local government tax incentives, which we recorded as a $27 million income tax benefit in 2022 to reflect our belief that the recovery would be probable. As of December 31, 2024 and 2023, we had $39 million and $32 million of remaining tax incentives, which are increasing due to interest. We expect to use a portion of these credits within one year. As of December 31, 2024, $35 million was recorded in Accounts receivable, net and $4 million in Other non-current assets on the Consolidated Balance Sheets.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
We are currently subject to claims and suits arising in the ordinary course of business, including workplace and labor matters, asbestos related claims, environmental proceedings and other commercial claims. We also routinely receive inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to compliance with laws and regulations relating to the environment, and at any given time we have matters at various stages of resolution with the applicable governmental authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods. We do not believe that the results of currently known legal proceedings and inquires will be material to us. There can be no assurance, however, that such proceedings, matters, claims, suits or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.
14. Supplementary Information
Accounts Receivable, Net
Accounts receivable, net as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Accounts receivable - trade	$939	$1,145
Accounts receivable - other	167	154
Allowance for credit losses	(13)	(20)
Total accounts receivable, net	$1,093	$1,279
Write-offs of accounts receivable were insignificant in 2024 and 2023. There were no significant contract assets associated with customers as of December 31, 2024 and 2023.
Inventories
Inventories as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Finished and in process	$762	$926
Raw materials	346	434
Manufacturing supplies	79	90
Total inventories	$1,187	$1,450
PP&E, Net
PP&E, net as of December 31, 2024 and 2023 was as follows:

	As of December 31,
	2024	2023
Land	$173	$178
Buildings	824	853
Machinery and equipment	4,743	4,767
Property, plant and equipment, at cost	5,740	5,798
Accumulated depreciation	(3,476)	(3,428)
Total property, plant and equipment, net	$2,264	$2,370

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
We recorded capitalized interest to PP&E of $4 million in 2024, $3 million in 2023, and $4 million in 2022. We recognized depreciation expense of $188 million in 2024, $193 million in 2023, and $189 million in 2022.
Investments
Investments as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Equity investments	$31	$27
Equity method investments	95	112
Marketable securities	5	4
Total investments	$131	$143
Our investments classified as equity investments do not have readily determinable fair values. Our equity method investments, which require us to use the equity method of accounting, included a 49% joint venture equity ownership in Ingrear Holding S.A (the “Argentina joint venture”) at December 31, 2024. We also recognized an other-than-temporary impairment on our investment the Amyris joint venture during the years ended December 31, 2024 and 2023.
During 2024, we received antitrust clearance to finalize the Argentina joint venture investment, subject to fulfillment of certain conditions to promote arms-length competition in the Argentina corn wet milling market, which must be completed over a five-year period through September 2029.
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
As of December 31, 2024 and 2023, participating financial institutions held $135 million and $153 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale on our Consolidated Balance Sheets. As of December 31, 2024, supply chain finance programs existed for operations in Brazil, Mexico, certain PureCircle entities, Colombia, Peru, Thailand, and China.
The rollforward of our outstanding obligations confirmed as valid under our supply chain finance programs as of December 31, 2024 were follows:

As of December 31, 2024
Outstanding at the beginning of the year	$153
Invoices added during the year	480
Invoices paid during the year	(473)
Cumulative translation adjustment	(25)
Outstanding as of December 31, 2024	$135

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Accrued Liabilities and Liabilities Held for Sale
Accrued liabilities and liabilities held for sale as of December 31, 2024 and 2023 were as follows:

	2024	2023
Compensation-related costs	$121	$121
Taxes payable and income taxes payable	156	97
Current lease liabilities	59	56
Dividends payable	52	51
Liabilities held for sale	3	51
Other accrued liabilities	242	170
Total accrued liabilities and liabilities held for sale	$633	$546
There were no significant contract liabilities associated with our customers as of December 31, 2024 and 2023. Liabilities for volume discounts and incentives were also not significant as of December 31, 2024 and 2023.
Other Non-Current Liabilities
Other non-current liabilities as of December 31, 2024 and 2023 were as follows:

	2024	2023
Non-current operating lease liabilities	$145	$157
Deferred tax liabilities	136	116
Pension and postretirement liabilities	100	90
Other	105	117
Total other non-current liabilities	$486	$480
Supplemental Statements of Income Information
Research and development (“R&D”) expense was $67 million in 2024, $63 million in 2023, and $52 million in 2022. Our R&D expense, which we record in Operating expenses in the Consolidated Statements of Income, represents investments in new product development and innovation.
Supplemental Cash Flow Information
The following represents additional cash flow information:

	2024	2023	2022
Interest paid	$48	$96	$82
Income taxes paid	169	157	187

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Quarterly Financial Data (Unaudited)
Earnings per share for each quarter and the year are calculated individually and may not sum to the total for the respective year. Summarized quarterly financial data was as follows:

	1st QTR	2nd QTR	3rd QTR	4th QTR
2024
Net sales	$1,882	$1,878	$1,870	$1,800
Gross profit	417	446	479	449
Net income attributable to Ingredion	216	148	188	95
Basic earnings per common share of Ingredion	3.29	2.25	2.88	1.46
Diluted earnings per common share of Ingredion	3.23	2.22	2.83	1.43
Per share dividends declared	0.78	0.78	0.80	0.80

	1st QTR	2nd QTR	3rd QTR	4th QTR
2023
Net sales	$2,137	$2,069	$2,033	$1,921
Gross profit	487	441	421	400
Net income attributable to Ingredion	191	163	158	131
Basic earnings per common share of Ingredion	2.89	2.46	2.39	2.00
Diluted earnings per common share of Ingredion	2.85	2.42	2.36	1.97
Per share dividends declared	0.71	0.71	0.78	0.78

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and the oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). The scope of the assessment included all of the subsidiaries of Ingredion. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in the Consolidated Financial Statements filed with this report.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ingredion Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited Ingredion Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chicago, Illinois
February 20, 2025

ITEM 9B. OTHER INFORMATION
Trading Arrangements
On November 6, 2024, James P. Zallie, President and Chief Executive Officer, entered into a written plan for the sale of up to 87,038 shares of our common stock (before adjustment for dividends and tax withholding) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan commenced on February 14, 2025 and will expire on May 16, 2025, or any earlier date on which all of the shares have been sold.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated herein by reference to Ingredion’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), including the information in the Proxy Statement appearing under the headings “Proposal 1. Election of Directors” and “Ownership of Our Stock - Delinquent Section 16(a) Reports.” The information regarding executive officers required by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Information about our Executive Officers.”
Ingredion has adopted a code of ethics that applies to its principal executive officer, principal financial officer and controller. The code of ethics is posted on Ingredion’s investor website, which is found at https://ir.ingredionincorporated.com/corporate-governance/highlights. Ingredion intends to disclose on its website, within any period that may be required under SEC rules, any amendments to, or waivers under, a provision of its code of ethics that applies to Ingredion’s principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.
Ingredion maintains a policy that governs the purchase, sale and other disposition of the Company’s securities by its directors, officers, employees and other covered persons. The policy is filed as Exhibit 19.1 to this report.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated herein by reference to the Proxy Statement, including the information in the Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Proposal 1. Election of Directors - Compensation of Non-employee Directors” and “Compensation Committee Interlocks and Insider Participation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated herein by reference to the Proxy Statement, including the information in the Proxy Statement appearing under the headings “Equity Compensation Plan Information as of December 31, 2024” and “Ownership of Our Stock - Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is incorporated herein by reference to the Proxy Statement, including the information in the Proxy Statement appearing under the headings “Review and Approval of Transactions with Related Persons” and “Proposal 1. Election of Directors - The Board and Committees - Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 is incorporated herein by reference to the Proxy Statement, including the 2024 and 2023 fee information in the Proxy Statement appearing in the section “Proposal 3. Ratification of Appointment of KPMG as Our Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1) Consolidated Financial Statements
Financial Statements (see the Index to the Consolidated Financial Statements on page 38 of this report).
Item 15(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted because the information either is not required or is otherwise included in the Consolidated Financial Statements and notes thereto.
Item 15(a)(3) Exhibits
The following list of exhibits includes both exhibits submitted with this annual report on Form 10-K as filed with the SEC and those incorporated by reference from other filings.

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Ingredion Incorporated (“Ingredion”), as amended (incorporated by reference to Exhibit 3.1 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020) (File No. 1-13397).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ingredion (incorporated by reference to Exhibit 3.1 to Ingredion’s Current Report on Form 8-K dated May 15, 2024, filed on May 16, 2024) (File No. 1-13397).

3.3
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

4.3
Fourth Supplemental Indenture dated as of April 10, 2007, between Corn Products International, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to Ingredion’s Current Report on Form 8-K dated April 4, 2007, filed on April 10, 2007) (File No. 1-13397).

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

4.6
Tenth Supplemental Indenture, dated as of May 13, 2020, between Ingredion and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to Ingredion’s Current Report on Form 8-K dated May 8, 2020, filed on May 13, 2020) (File No. 1-13397).

4.7
Eleventh Supplemental Indenture, dated as of May 13, 2020, between Ingredion and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.2 to Ingredion’s Current Report on Form 8-K dated May 8, 2020, filed on May 13, 2020) (File No. 1-13397).

10.1*
Stock Incentive Plan as amended and restated as of May 19, 2021 (the “Stock Incentive Plan”) (incorporated by reference to Exhibit 10.1 to Ingredion’s Current Report on Form 8-K dated May 19, 2021, filed on May 20, 2021) (File No. 1-13397).

10.2*	Amendment No. 1 to Stock Incentive Plan as effective October 15, 2024.

10.3*
Form of Indemnification Agreement entered into by each of the members of Ingredion’s Board of Directors and Ingredion’s executive officers (incorporated by reference to Exhibit 10.14 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998) (File No. 1-13397).

10.4*	Supplemental Executive Retirement Plan, effective as of January 1, 1998, as last amended and restated on November 27, 2017.

10.5*	Amendment No. 7 to Supplemental Executive Retirement Plan as effective December 31, 2023.

10.6*
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

10.8*	Form of 2025 Performance Share Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan.

10.9*
Form of 2024 Performance Share Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 21, 2024) (File No. 1-13397).

10.10*
Form of 2023 Performance Share Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2023) (File No. 1-13397).

10.11*	Form of 2025 Stock Option Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan.

10.12*
Form of 2024 Stock Option Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan. (incorporated by reference to Exhibit 10.9 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2024) (File No. 1-13397).

10.13*
Form of 2023 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2023) (File No. 1-13397).

10.14*
Form of 2022 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 22, 2022) (File No. 1-13397).

10.15*
Form of 2021 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021) (File No. 1-13397).

10.16*
Form of 2020 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Ingredion’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 6, 2020) (File No. 1-13397).

10.17*
Form of 2019 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Ingredion’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 3, 2019) (File No. 1-13397).

10.18*
Form of 2018 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Ingredion's Current Report on Form 8-K dated February 6, 2018, filed on February 12, 2018) (File No. 1-13397).

10.19*
Form of 2017 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Ingredion’s Current Report on Form 8-K dated February 7, 2017, filed on February 14, 2017) (File No. 1-13397).

10.20*
Form of 2016 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 19, 2016) (File No. 1-13397).

10.21*	Form of 2025 Restricted Stock Units Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan.

10.22*
Form of 2024 Restricted Stock Units Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 21, 2024) (File No. 1-13397).

10.23*
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

10.26*	Amendment to each form of Executive Severance Agreement as filed as Exhibits 10.24 and 10.25.

10.27*	Ingredion Incorporated Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Ingredion’s Current Report on Form 8-K dated July 25, 2024) (File No. 1-13397).

10.28*	Ingredion Incorporated Executive Change in Control Severance Pay Plan (incorporated by reference to Exhibit 10.2 to Ingredion’s Current Report on Form 8-K dated July 25, 2024) (File No. 1-13397).

10.29*
Letter of Agreement, dated as of November 1, 2021, between Ingredion and Nancy Wolfe (incorporated by reference to Exhibit 10.1 to Ingredion’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 8, 2023) (File No. 1-13397).

10.30
Revolving Credit Agreement, dated as of June 30, 2021, as amended on November 30, 2022, by and among Ingredion Incorporated, as Borrower, the Subsidiary Borrowers from time-to-time party thereto, the Lenders from time-to-time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Ingredion’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 8, 2023) (File No. 1-13397).

10.31*	Summary of Non-Employee Director Compensation.

10.32*
Letter of Agreement, dated as of November 23, 2020, between Ingredion and Eric Seip (incorporated by reference to Exhibit 10.27 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2023) (File No. 1-13397).

19.1	Insider Trading Compliance Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INGREDION INCORPORATED

Date: February 20, 2025	By:	/s/ James P. Zallie
James P. Zallie
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ James P. Zallie	President, Chief Executive Officer and Director (Principal executive officer)	February 20, 2025
James P. Zallie

/s/ James D. Gray	Chief Financial Officer (Principal financial officer)	February 20, 2025
James D. Gray

/s/ Davida M. Gable	Controller (Principal accounting officer)	February 20, 2025
Davida M. Gable

*David B. Fischer	Director	February 20, 2025
David B. Fischer

*Rhonda L. Jordan	Director	February 20, 2025
Rhonda L. Jordan

*Gregory B. Kenny	Director	February 20, 2025
Gregory B. Kenny

*Charles V. Magro	Director	February 20, 2025
Charles V. Magro

*Victoria J. Reich	Director	February 20, 2025
Victoria J. Reich

*Catherine A. Suever	Director	February 20, 2025
Catherine A. Suever

*Stephan B. Tanda	Director	February 20, 2025
Stephan B. Tanda

*Jorge A. Uribe	Director	February 20, 2025
Jorge A. Uribe

*Patricia Verduin	Director	February 20, 2025
Patricia Verduin

*Dwayne A. Wilson	Director	February 20, 2025
Dwayne A. Wilson

*By:	/s/ Tanya Jaeger de Foras
Tanya Jaeger de Foras
Attorney-in-fact
Date: February 20, 2025