Form 10-Q
period 2025-03-31
Ingredion Inc
filed 2025-05-09
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2025
Common Stock, $0.01 par value	64,311,010 shares

INGREDION INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,813	$1,882
Cost of sales	1,347	1,465
Gross profit	466	417
Operating expenses	193	189
Other operating (income) expense, net	(10)	12
Restructuring/impairment charges	7	3
Operating income	276	213
Financing costs	9	19
Net gain on sale of business	—	(82)
Income before income taxes	267	276
Provision for income taxes	68	58
Net income	199	218
Less: Net income attributable to non-controlling interests	2	2
Net income attributable to Ingredion	$197	$216

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	64.5	65.7
Diluted	65.6	66.8

Earnings per common share of Ingredion:
Basic	$3.05	$3.29
Diluted	3.00	3.23
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$199	$218
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $4 and $10	13	(31)
(Gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $— and $9	(2)	24
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $—	—	1
Currency translation adjustment	50	—
Comprehensive income	260	212
Less: Comprehensive income attributable to non-controlling interests	3	1
Comprehensive income attributable to Ingredion	$257	$211
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$837	$997
Short-term investments	9	11
Accounts receivable, net	1,284	1,093
Inventories	1,172	1,187
Prepaid expenses and assets held for sale	63	67
Total current assets	3,365	3,355
Property, plant and equipment, net of accumulated depreciation of $3,547 and $3,476	2,289	2,264
Intangible assets, net of accumulated amortization of $332 and $324	1,264	1,264
Other non-current assets	550	561
Total assets	$7,468	$7,444

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$42	$44
Accounts payable	634	604
Accrued liabilities and liabilities held for sale	506	633
Total current liabilities	1,182	1,281
Long-term debt	1,742	1,787
Other non-current liabilities	496	486
Total liabilities	3,420	3,554

Share-based payments subject to redemption	42	60
Redeemable non-controlling interests	8	7

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 shares issued at March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,158	1,152
Less: Treasury stock (common stock: 13.5 and 13.3 shares at March 31, 2025 and December 31, 2024) at cost	(1,393)	(1,355)
Accumulated other comprehensive loss	(1,025)	(1,086)
Retained earnings	5,236	5,092
Total Ingredion stockholders’ equity	3,977	3,804
Non-redeemable non-controlling interests	21	19
Total stockholders’ equity	3,998	3,823
Total liabilities and stockholders’ equity	$7,468	$7,444
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)
(dollars in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
Net income attributable to Ingredion	—	—	—	—	—	197	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(53)	—	—	—
Repurchases of common stock, net	—	—	—	(55)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	6	17	—	—	—	(18)	—
Other comprehensive income	—	—	—	—	61		—	—	1
Balance as of March 31, 2025	$—	$1	$1,158	$(1,393)	$(1,025)	$5,236	$21	$42	$8

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2023	$—	$1	$1,146	$(1,207)	$(1,056)	$4,654	$14	$55	$43
Net income attributable to Ingredion	—	—	—	—	—	216	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.78/share)	—	—	—	—	—	(52)	—	—	—
Repurchases of common stock, net	—	—	—	(1)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	—	29	—	—	—	(12)	—
Other comprehensive (loss)	—	—	—	—	(6)	—	—	—	(1)
Balance as of March 31, 2024	$—	$1	$1,146	$(1,179)	$(1,062)	$4,818	$16	$43	$42
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2025	2024
Cash from operating activities
Net income	$199	$218
Non-cash charges to net income:
Depreciation and amortization	55	53
Mechanical stores expense	16	14
Net gain on sale of business	—	(82)
Impairment charges	6	—
Other non-cash charges	15	32
Changes in working capital:
Accounts receivable and prepaid expenses	(172)	6
Inventories	28	104
Accounts payable and accrued liabilities	(76)	(135)
Margin accounts	(3)	(11)
Other	9	10
Cash provided by operating activities	77	209
Cash from investing activities
Capital expenditures and mechanical stores purchases, net	(92)	(65)
Proceeds from sale of business	—	247
Other	2	(1)
Cash (used for) provided by investing activities	(90)	181
Cash from financing activities
Proceeds from borrowings	106	149
Payments on debt	(154)	(134)
Commercial paper repayments, net	—	(312)
Consideration received from sale of business	12	—
Repurchases of common stock, net	(55)	(1)
Common stock activity for share-based compensation, net	(11)	2
Dividends paid, including to non-controlling interests	(52)	(51)
Cash used for financing activities	(154)	(347)
Effects of foreign exchange rate changes on cash and cash equivalents	7	(6)
(Decrease) increase in cash and cash equivalents	(160)	37
Cash and cash equivalents, beginning of period	997	401
Cash and cash equivalents, end of period	$837	$438
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

 1. Basis of Presentation and New Accounting Standards
Unless the context otherwise requires, all references herein to the “Company,” “Ingredion,” “we,” “us,” and “our” shall mean Ingredion Incorporated and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2024. The significant accounting policies and estimates used in preparing these Condensed Consolidated Financial Statements were applied on the same basis and consistent with those reflected in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2024.
The unaudited Condensed Consolidated Financial Statements as of March 31, 2025 and for the first quarter of March 31, 2025 and 2024 included herein were prepared by us on the same basis as our audited Consolidated Financial Statements for the year ended December 31, 2024 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in our opinion, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.
New Accounting Standards
In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60). This ASU requires that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. We adopted this ASU at the beginning of our 2025 fiscal year on a prospective basis.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes with further disaggregation for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain notes to the Condensed Consolidated Financial Statements. This ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.

 2. Divestitures
South Korea Divestiture
On February 1, 2024, we completed the sale of our South Korea business, which we reported in All Other, for a total consideration of 384 billion South Korean won, or approximately $294 million. As a result, we recognized a pre-tax net gain of $82 million during the first quarter of 2024 within Net gain on sale of business in the Condensed Consolidated Statements of Income and received 330 billion South Korean won, or $247 million net of certain transaction costs. During the first quarter of 2025, we received the first annual consideration payment of 18 billion South Korean won, or

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
approximately $12 million. We will receive the remaining consideration in equal annual payments through February 2027 recorded in Accounts receivable, net and Other non-current assets.
 3. Derivative Instruments and Hedging Activities
Commodity price hedging: We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 94 million and 105 million bushels of corn as of March 31, 2025 and December 31, 2024. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 25 million and 24 million mmbtus of natural gas as of March 31, 2025 and December 31, 2024.
Foreign currency hedging: We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $413 million and $408 million as of March 31, 2025 and December 31, 2024. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $165 million and $113 million as of March 31, 2025 and December 31, 2024.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $461 million and $447 million as of March 31, 2025 and December 31, 2024. We also hedge certain liability positions using foreign currency cash flow hedging instruments, which had a notional value of $493 million and $448 million as of March 31, 2025 and December 31, 2024.
The derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss (“AOCL”) were as follows:

	Gains (Losses) included in AOCL as of
	March 31, 2025	December 31, 2024
Commodity contracts, net of income tax effect of $4 and $—	$11	$(1)
Foreign currency contracts, net of income tax effect of $4	6	7
Interest rate contracts, net of income tax effect of $1	(2)	(2)
Total	$15	$4
As of March 31, 2025, AOCL included $15 million of net gains (net of income taxes of $5 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next twelve months.
The fair value and balance sheet location of our derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, were as follows:

	Fair Value of Hedging Instruments as of March 31, 2025
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$20	$9	$29	$1	$7	$8
Other non-current assets	1	5	6	—	—	—
Assets	21	14	35	1	7	8
Accounts payable	10	8	18	1	3	4
Other non-current liabilities	1	1	2	—	—	—
Liabilities	11	9	20	1	3	4
Net Assets/(Liabilities)	$10	$5	$15	$—	$4	$4

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Fair Value of Hedging Instruments as of December 31, 2024
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$18	$15	$33	$1	$11	$12
Other non-current assets	1	4	5	—	2	2
Assets	19	19	38	1	13	14
Accounts payable	8	8	16	1	2	3
Other non-current liabilities	—	2	2	—	—	—
Liabilities	8	10	18	1	2	3
Net Assets/(Liabilities)	$11	$9	$20	$—	$11	$11
Additional information relating to our derivative instruments in cash flow hedging relationships were as follows:

	Gains (Losses) Recognized in OCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,		Income Statement Location	Three Months Ended March 31,
	2025	2024		2025	2024
Commodity contracts	$13	$(42)	Cost of sales	$(3)	$(33)
Foreign currency contracts	4	1	Net sales/Cost of sales	5	—
Total	$17	$(41)		$2	$(33)

 4. Fair Value Measurements
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	$5	$—	$—	$5	$5	$—	$—	$5
Derivative assets	27	16	—	43	48	4	—	52
Derivative liabilities	19	5	—	24	17	4	—	21
Long-term debt	—	1,618	—	1,618	—	1,633	—	1,633
The carrying values of cash equivalents, short-term investments, accounts receivable, short-term borrowings and accounts payable approximate fair values. Commodity futures, options and swap contracts are recognized at fair value. Foreign currency forwards, options and swap contracts are also recognized at fair value. The fair value of our Long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.
 5. Financing Arrangements
Debt carrying amounts, net of related discounts, premiums and debt issuance costs, were as follows:

	As of March 31, 2025	As of December 31, 2024
2.900% senior notes due June 1, 2030	$597	$597
3.200% senior notes due October 1, 2026	499	499
3.900% senior notes due June 1, 2050	392	391
6.625% senior notes due April 15, 2037	252	253
Revolving credit agreement	—	—
Other long-term borrowings	2	47
Total long-term debt	1,742	1,787
Commercial paper	—	—
Other short-term borrowings	42	44
Total short-term borrowings	42	44
Total debt	$1,784	$1,831
We maintain a commercial paper program under which we may issue senior unsecured notes of short-term maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We use the note proceeds for general corporate purposes. As of March 31, 2025 and December 31, 2024, there was no commercial paper outstanding. During the first quarter of 2024, the average amount of commercial paper outstanding was $118 million with an average interest rate of 5.51 percent and a weighted average maturity of eight days. The amount of commercial paper outstanding under this program for the remainder of 2025 may fluctuate.
Other short-term borrowings as of March 31, 2025 and December 31, 2024 primarily include amounts outstanding under various unsecured local country operating lines of credit.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 6. Pension and Other Postretirement Benefits
Components of net periodic cost consist of the following for the periods presented:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Service cost	$1	$1	$1	$1
Interest cost	3	3	2	2
Expected return on plan assets	(4)	(4)	(2)	(2)
Net periodic cost	$—	$—	$1	$1
We anticipate that we will make cash contributions of $1 million and $2 million to the U.S. and non-U.S. pension plans in 2025. For the first quarter of 2025, we made an insignificant cash contribution to the U.S. pension plans and $1 million to the non-U.S. pension plans.
During the first quarter of 2025 and 2024, the net periodic benefit cost for the postretirement plans consisted of $1 million of interest costs and no services costs.
 7. Equity
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
During the first quarter of 2025, we repurchased 409 thousand outstanding shares of common stock in open market transactions at a net cost of $55 million. During the first quarter of 2024, we repurchased 5 thousand outstanding shares of common stock in open market transactions at a net cost of $1 million.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Share-based Payments: Share-based compensation expense was as follows:

	Three Months Ended March 31,
	2025	2024
Stock options:
Pre-tax compensation expense	$1	$2
Income tax benefit	—	—
Stock option expense, net of income taxes	1	2

Restricted stock units (“RSUs”):
Pre-tax compensation expense	7	7
Income tax benefit	(1)	(1)
RSUs, net of income taxes	6	6

Performance shares and other share-based awards:
Pre-tax compensation expense	5	4
Income tax benefit	—	—
Performance shares and other share-based compensation expense, net of income taxes	5	4

Total share-based compensation:
Pre-tax compensation expense	13	13
Income tax benefit	(1)	(1)
Total share-based compensation expense, net of income taxes	$12	$12
Stock Options: Under our stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. The options have a 10-year term and are exercisable upon vesting, which occurs over a 3-year period at the anniversary dates of the date of grant. We generally recognize compensation expense on a straight-line basis for all awards over the employee’s vesting period. We estimate a forfeiture rate at the time of grant and update the estimate throughout the vesting period of the stock options within the amount of compensation costs recognized in each period.
We granted non-qualified options to purchase 158 thousand shares and 178 thousand shares for the first quarter of 2025 and 2024. We estimated the fair value of each option grant by using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected life (in years)	5.5	5.5
Risk-free interest rate	4.1%	4.2%
Expected volatility	28.2%	28.1%
Expected dividend yield	2.5%	2.9%
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Stock option activity for 2025 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	1,453	$100.04	5.6	$55
Granted	158	130.57
Exercised	(16)	94.22
Cancelled	—	—
Outstanding as of March 31, 2025	1,595	$103.12	5.8	$52
Exercisable as of March 31, 2025	1,271	$99.43	5.0	$46
For the first quarter of 2025, cash received from the exercise of stock options was $2 million. As of March 31, 2025, the unrecognized compensation cost related to non-vested stock options totaled $6 million, which we expect to amortize over the weighted-average period of approximately 1.4 years.
Additional information pertaining to stock option activity was as follows:

	Three Months Ended March 31,
	2025	2024
Weighted average grant date fair value of stock options granted (per share)	$33.53	$26.33
Total intrinsic value of stock options exercised	1	5
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after 3 years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.
RSU activity for 2025 was as follows:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2024	538	$99.58
Granted	163	130.57
Vested	(157)	88.94
Cancelled	(3)	101.52
Non-vested as of March 31, 2025	541	$111.81
As of March 31, 2025, the total remaining unrecognized compensation cost related to RSUs was $32 million, which will be amortized on a weighted-average basis over approximately 2.0 years.
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
For the 2025 performance shares awarded based on our total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our total shareholder return as compared to the total shareholder return of our peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture, and Compensation Committee (“Compensation Committee”) of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. We amortize the total compensation expense for these awards over a three-year graded vesting schedule.
For the 2025 performance shares awarded based on Adjusted ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our Adjusted ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. We base compensation expense on the market price of our common stock on the grant date and the final number of shares that ultimately vest. We estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect our estimated Adjusted ROIC performance against the target. We amortize the total compensation expense for these awards over a three-year graded vesting schedule.
For the first quarter of 2025, we awarded 82 thousand performance shares at a weighted average fair value of $145.73 per share. As of March 31, 2025, the unrecognized compensation cost related to these awards was $21 million, which we will amortize over the remaining service period of 2.4 years. The 2022 performance share awards that vested in February 2025 achieved a 200 percent payout of the granted performance shares. As of March 31, 2025, we estimated the 2023 performance share awards will pay out at 200 percent.
Accumulated Other Comprehensive Loss: A summary of accumulated other comprehensive loss for 2025 and 2024 was as follows:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2024	$(1,061)	$4	$(29)	$(1,086)
Other comprehensive income before reclassification adjustments	50	17	—	67
(Income) reclassified from AOCL	—	(2)	—	(2)
Tax (provision)	—	(4)	—	(4)
Net other comprehensive income	50	11	—	61
Balance as of March 31, 2025	$(1,011)	$15	$(29)	$(1,025)

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2023	$(961)	$(48)	$(47)	$(1,056)
Other comprehensive (loss) before reclassification adjustments	—	(41)	—	(41)
Loss reclassified from AOCL	—	33	1	34
Tax benefit	—	1	—	1
Net other comprehensive (loss) income	—	(7)	1	(6)
Balance as of March 31, 2024	$(961)	$(55)	$(46)	$(1,062)

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Information: The following table presents information about the computation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$197	64.5	$3.05	$216	65.7	$3.29
Effect of Dilutive Securities (i)		1.1			1.1
Diluted EPS	$197	65.6	$3.00	$216	66.8	$3.23
_____________________
(i)Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive stock options, vesting of dilutive RSUs and other awards.
For the first quarter of 2025 and 2024, approximately 0.1 million and 0.5 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
 8. Segment Information
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries. Our T&HS segment has a global focus and primarily manufactures texturizing food ingredients. Our F&II - LATAM segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials that we primarily source within South America and Mexico. Our F&II - U.S./Canada segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials sourced within the U.S. and Canada. All Other consists of the businesses of multiple operating segments that are not individually or collectively classified as reportable segments. Net sales from All Other are generated primarily by sweetener and starch sales by our Pakistan business, sales of stevia and other ingredients from our PureCircle and Sugar Reduction businesses, and pea protein ingredients from our Protein Fortification business. We divested our South Korea business on February 1, 2024 and its results are included in our consolidated financial results through the date of sale, which affects the comparability of results between years within All Other. Net sales by product are not presented because such presentation is not practicable.
Adjusted operating income presented by segment includes an arms-length profit margin for sales of manufactured products sold to other segments. We exclude specified and certain corporate items from our reportable segments and All Other because the Chief Operating Decision Maker (“CODM”) evaluates each segment’s performance exclusive of these items.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Net sales to affiliated and unaffiliated customers by reportable segment and All Other was as follows:

	Three Months Ended March 31, 2025
	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Corporate	Total
Segment net sales	$611	$586	$553	$121	$—
Inter-segment net sales	(9)	(13)	(33)	(3)	—
Net sales to unaffiliated customers	$602	$573	$520	$118	$—	$1,813
Segment cost of sales	$426	$420	$405	$101	$—
Other operating expenses	77	26	23	17	45
Adjusted operating income (loss)	$99	$127	$92	$0	$(45)	$273
Unallocated income (i)						3
Operating income						$276

	Three Months Ended March 31, 2024
	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Corporate	Total
Segment net sales	$612	$626	$567	$131	$—
Inter-segment net sales	(15)	(10)	(26)	(3)	—
Net sales to unaffiliated customers	$597	$616	$541	$128	$—	$1,882
Segment cost of sales	$450	$468	$434	$113	$—
Other operating expenses	73	47	20	19	42
Adjusted operating income (loss)	$74	$101	$87	$(4)	$(42)	$216
Unallocated (costs) (i)						(3)
Operating income						$213

	Three Months Ended March 31,
(i) Unallocated income (costs):	2025	2024
Restructuring and resegmentation costs	$(1)	$(3)
Impairment charges	(6)	—
Other matters	10	—
Total unallocated income (costs)	$3	$(3)
The CODM evaluates performance, makes strategic decisions, and allocates resources based on Property, plant and equipment, net for internal and external reporting purposes. Property, plant and equipment, net by reportable segment and All Other was as follows:

	As of March 31, 2025	As of December 31, 2024
Texture & Healthful Solutions	$888	$884
Food & Industrial Ingredients - LATAM	526	508
Food & Industrial Ingredients - U.S./Canada	562	556
All Other (i)	313	316
Total property, plant and equipment, net	$2,289	$2,264
_____________________
(i)For purposes of presentation, All Other includes Corporate assets.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 9. Commitments and Contingencies
In December 2022, we filed an action in Brazil to recover previously taxable local government tax incentives. As of March 31, 2025 and December 31, 2024, we had $30 million and $39 million of remaining tax incentives, which decreased due to the utilization of the tax credits for the payment of income tax. A portion of these credits is expected to be used within one year. As of March 31, 2025, $25 million was recorded in Accounts receivable, net and $5 million in Other non-current assets in the Condensed Consolidated Balance Sheets.
 10. Supplementary Information
Accounts receivable, net
Accounts receivable, net was as follows:

	As of March 31, 2025	As of December 31, 2024
Accounts receivable - trade	$1,120	$939
Accounts receivable - other	177	167
Allowance for credit losses	(13)	(13)
Total accounts receivable, net	$1,284	$1,093
There were no significant contract assets or contract liabilities associated with our customers as of March 31, 2025 or December 31, 2024. Liabilities for volume discounts and incentives were also not significant as of March 31, 2025 or December 31, 2024.
Inventories
Inventories were as follows:

	As of March 31, 2025	As of December 31, 2024
Finished and in process	$762	$762
Raw materials	331	346
Manufacturing supplies	79	79
Total inventories	$1,172	$1,187
Investments
Investments were as follows:

	As of March 31, 2025	As of December 31, 2024
Equity method investments	$105	$95
Equity investments	26	31
Marketable securities	5	5
Total investments	$136	$131
Our equity method investments, which require us to use the equity method of accounting, included our 49% joint venture equity ownership in Ingrear Holding S.A., our Argentina joint venture, for the periods ended March 31, 2025 and December 31, 2024. Our investments classified as equity investments do not have readily determinable fair values. During the first quarter of 2025, we recognized other-than-temporary impairment charges of $5 million on certain equity investments.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
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
As of March 31, 2025 and December 31, 2024, participating financial institutions held $148 million and $135 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale in our Condensed Consolidated Balance Sheets. As of March 31, 2025, supply chain finance programs existed for operations in the U.S., Brazil, Mexico, certain PureCircle entities, Colombia, Peru, Thailand and China.
The rollforward of our outstanding obligations confirmed as valid under our supply chain finance programs were as follows:

As of March 31, 2025
Outstanding as of December 31, 2024	$135
Invoices added during the year	122
Invoices paid during the year	(117)
Cumulative translation adjustment	8
Outstanding as of March 31, 2025	$148

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “the Company,” “Ingredion,” “we,” “us,” and “our” and similar terms refer to Ingredion Incorporated and its consolidated subsidiaries. This discussion should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this report and with the audited Condensed Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained or implied in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
Overview
We are a leading global ingredients solutions provider that transforms grains, fruits, vegetables and other plant-based materials into value-added ingredient solutions for the food, beverage, animal nutrition, brewing and industrial markets. Our innovative ingredient solutions help customers stay on trend with simple ingredients and other in-demand ingredients. We are organized into three reportable segments that consist of Texture & Healthful Solutions (“T&HS”), Food & Industrial Ingredients (“F&II”) - Latin America (“LATAM”), and F&II - U.S./Canada, as well as All Other.
In the first quarter of 2025, net sales and net income decreased in the first quarter of 2025 compared to the same quarter last year by 4 percent and 9 percent, respectively, while operating income increased 30 percent. Excluding the effects of the sale of our South Korea business on February 1, 2024, net sales decreased 2 percent and net income increased by 38 percent reflecting lower price mix attributable to lower raw material costs and foreign exchange impacts, partially offset by increased volumes. Operating income increased from the first quarter of 2024, primarily due to volume growth and lower raw material costs.
Most of our products are made locally and sold locally. We sell the vast majority of our products to customers in the U.S., Mexico and Canada, where trade is governed by the United States-Mexico-Canada Agreement (“USMCA”). Our operations in the U.S. source corn produced in the U.S., and our subsidiaries outside the U.S. utilize both supplies of corn from their local regions, as well as corn imported from other geographic areas, including the U.S. In response to escalating tariff actions, we have activated a tariff response hub to continually assess our fluid business environment so that we may work with customers to navigate the complexity in the most cost-effective and least-disruptive manner. Although our efforts to date have been successful, we continue to monitor changing tariff requirements and reciprocal actions, as well as indirect effects in the economic environment, which may adversely affect our operations.
Results of Operations
We have significant operations globally. Fluctuations in foreign currency exchange rates affect the U.S. dollar amounts of our foreign subsidiaries’ net sales and expenses. For most of our foreign subsidiaries, the local foreign currency is the functional currency. Accordingly, net sales and expenses denominated in the functional currencies of these subsidiaries are translated into U.S. dollars at the applicable average exchange rates for the period.
First Quarter of 2025
With Comparatives to First Quarter of 2024
Net sales. Net sales decreased 4 percent to $1,813 million for the first quarter of 2025 compared to $1,882 million for the first quarter of 2024. The decrease was due primarily to lower raw material costs, foreign exchange impacts and the impact of our South Korea business in the first quarter of 2024, partially offset by T&HS volume increases.
Cost of sales. Cost of sales decreased 8 percent to $1,347 million for the first quarter of 2025 compared to $1,465 million for the first quarter of 2024. The decrease was due primarily to lower raw material and input costs, compared to the same quarter last year. As a result, gross profit margin increased to 26 percent for the first quarter of 2025 from 22 percent for the first quarter of 2024.
Operating expenses. Operating expenses increased 2 percent to $193 million for the first quarter of 2025 compared to $189 million for the first quarter of 2024,. Operating expenses as a percentage of net sales were 11 percent for the first quarter of 2025 and 10 percent for the first quarter of 2024.

Other operating (income) expense. Other operating income was $10 million for the first quarter of 2025 compared to other operating expense of $12 million for the first quarter of 2024. The change was primarily due to earnings in our Argentina joint venture during the first quarter of 2025 compared to losses during the first quarter 2024 reflecting the impact from the devaluation of the Argentine currency.
Restructuring/impairment charges. Restructuring/impairment charges increased to $7 million for the first quarter of 2025 compared to $3 million for the first quarter of 2024. The increase primarily relates to impairment charges related to certain equity investments recorded during the first quarter of 2025. During the first quarter of 2024, we recorded restructuring charges due to the resegmentation of the business effective January 1, 2024.
Financing costs. Financing costs decreased 53 percent to $9 million for the first quarter of 2025 compared to $19 million for the first quarter of 2024. The decrease was primarily due to lower average outstanding debt balances for the first quarter of 2025 compared to the first quarter of 2024.
Net gain on sale of business. Net gain on sale of business was $82 million for the first quarter of 2024 to reflect the sale of our South Korea business, which was completed on February 1, 2024.
Provision for income taxes. Our effective income tax rate for the first quarter of 2025 and 2024 was 25.5 percent and 21.0 percent. The increase was primarily due to favorable tax treatment on the sale of our South Korea business in the first quarter of 2024.
Net income attributable to Ingredion. Net income attributable to Ingredion for the first quarter of 2025 decreased to $197 million from $216 million for the first quarter of 2024. The decrease was primarily due to the $82 million gain on the sale of our South Korea business in the first quarter of 2024.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales increased to $602 million for the first quarter of 2025 compared to $597 million for the first quarter of 2024. Net sales increased primarily due to volumes, partially offset by unfavorable price mix.
Operating income. T&HS operating income increased 34 percent to $99 million for the first quarter of 2025 from $74 million for the first quarter of 2024. The increase was primarily due to lower raw material and input costs and increased volumes, partially offset by unfavorable price mix.
Food & Industrial Ingredients - LATAM
Net sales. F&II - LATAM net sales decreased 7 percent to $573 million for the first quarter of 2025 from $616 million for the first quarter of 2024. Net sales decreased primarily due to unfavorable foreign exchange impacts, primarily in Brazil, and lower volumes.
Operating income. F&II - LATAM operating income increased 26 percent to $127 million for the first quarter of 2025 from $101 million for the first quarter of 2024. The quarter’s results benefited from the lapping of the devaluation of the Argentine peso on prior year results of our Argentina joint venture. Excluding the joint venture’s results, segment operating income increased due to lower raw material costs that were partially offset by lower volumes.
Food & Industrial Ingredients - U.S./Canada
Net sales. F&II - U.S./Canada net sales decreased 4 percent to $520 million for the first quarter of 2025 from $541 million for the first quarter of 2024. Net sales decreased primarily due to unfavorable price mix due to lower raw material costs that we passed through to customers.
Operating income. F&II - U.S./Canada operating income increased 6 percent to $92 million for the first quarter of 2025 from $87 million for the first quarter of 2024. The increase was primarily due to lower raw material costs.

All Other
Net sales. All Other net sales decreased 8 percent to $118 million for the first quarter of 2025 from $128 million for the first quarter of 2024. Net sales decreased primarily due to the sale of our South Korea business on February 1, 2024. Excluding the sale of our South Korea business, net sales increased 13 percent.
Operating income (loss). All Other operating (loss) was $0 million for the first quarter of 2025 compared to $(4) million for the first quarter of 2024. The increase was primarily due to improvements in our plant-based protein business.
Liquidity and Cash Requirements
As of March 31, 2025, we had total available liquidity of $3.8 billion. Domestic liquidity of $1.5 billion consisted of $471 million in cash and cash equivalents and $1.0 billion available through our commercial paper program. The commercial paper program is backed by $1.0 billion of borrowing availability under a five-year revolving credit agreement.
As of March 31, 2025, we had international liquidity of $2.3 billion, consisting of $366 million of cash and cash equivalents and $9 million of short-term investments held by our operations outside the U.S., as well as $1.9 billion of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries. These guarantees totaled $34 million as of March 31, 2025. We believe that those consolidated subsidiaries will be able to meet their financial obligations as they become due.
As of March 31, 2025, we had total debt outstanding of $1.8 billion. Of our outstanding debt, $1.7 billion consists of senior notes that do not require principal repayment until 2026 through 2050. The weighted average interest rate on our total indebtedness was approximately 4.0 percent for the first quarter of 2025 and approximately 4.1 percent for the first quarter of 2024.
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
Net Cash Flows
Our cash provided by operating activities was $77 million for the first quarter of 2025 compared to cash provided by operating activities of $209 million for the first quarter of 2024. The decrease was primarily attributable to a $223 million change in working capital resulting from increased trade accounts receivables due to reduced utilization of customer financing programs and higher volumes.
We used $92 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during the first quarter of 2025 compared to $65 million we applied during the first quarter of 2024 for the same purposes. Capital investment commitments for the remainder of 2025 are anticipated to be between $400 million and $450 million.
We used $154 million of cash for financing activities during the first quarter of 2025 compared to cash used for financing activities of $347 million for the first quarter of 2024. The difference was primarily reflected the absence of commercial paper borrowings during the first quarter of 2025 compared to $312 million net repayments of commercial paper during the first quarter of 2024. The impact of this was partially offset by an increase in payments of debt of $48 million net in during first quarter 2025 compared to $15 million of net proceeds during first quarter 2024 and an increase in repurchases of common stock to $55 million in the first quarter 2025 compared to $1 million in the first quarter 2024.

We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, was $52 million during the first quarter of 2025 compared to $51 million during the first quarter of 2024. The increase in dividend payments was due to an increase in our quarterly dividend to $0.80 per share during the first quarter of 2025 from $0.78 per share during the first quarter of 2024.
During the first quarter of 2025, we repurchased 409 thousand outstanding shares of common stock in open market transactions at a net cost of $55 million. During the first quarter of 2024, we repurchased 5 thousand outstanding shares of common stock at a net cost of $1 million.
We have not provided foreign withholding taxes, state income taxes and federal and state taxes on foreign currency gains and losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our critical accounting policies and estimates during the first quarter of 2025.
New Accounting Pronouncements
The information called for by this section is incorporated herein by reference to Note 1 to the Condensed Consolidated Financial Statements included in this report.
Forward-Looking Statements
This Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Ingredion Incorporated intends these forward-looking statements to be covered by the safe harbor provisions for such statements.
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
These statements can sometimes be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “assume,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook,” “opportunities,” “potential,” or other similar expressions or the negative thereof. All statements other than statements of historical facts therein are “forward-looking statements.”
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
Our forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments or otherwise. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those risks during the first quarter of 2025.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this report, there have been no material developments in the environmental proceedings related to our Bedford Park, Illinois manufacturing facility discussed in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of common stock
The following table presents information regarding our repurchase of shares of our common stock during the first quarter of 2025:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the 2022 Stock Repurchase Program
January 1 – January 31, 2025	409	134.34	409	2,938
February 1 – February 28, 2025	—	—	—	2,938
March 1 – March 31, 2025	—	—	—	2,938
Total	409	134.34	409
On September 26, 2022, the Board of Directors approved a stock repurchase program permitting us to purchase up to 6.0 million shares of our outstanding common stock until December 31, 2025. As of March 31, 2025, we had 2.9 million shares available for repurchase under the stock repurchase program.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the first quarter of 2025, none of Ingredion’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Ingredion securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or to be effected under any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Exhibits
We hereby file or furnish the exhibits listed below:

Exhibit No.	Description

10.1*†	Letter of Agreement, dated as of November 12, 2021, between Ingredion and Tanya Jaeger de Foras.

10.2*†	Letter of Agreement, dated as of April 16, 2023, between Ingredion and Robert Ritchie.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INGREDION INCORPORATED

Date: May 9, 2025	By:	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

Date: May 9, 2025	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Corporate Controller, Finance and Environmental, Social and Governance