Form 10-Q
period 2025-06-30
Ingredion Inc
filed 2025-08-11
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2025
Common Stock, $0.01 par value	64,180,890 shares

INGREDION INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,833	$1,878	$3,646	$3,760
Cost of sales	1,356	1,432	2,703	2,897
Gross profit	477	446	943	863
Operating expenses	208	191	401	380
Other operating (income) expense, net	(5)	(8)	(15)	4
Restructuring/impairment charges	3	23	10	26
Operating income	271	240	547	453
Financing costs	12	10	21	29
Net gain on sale of business	—	—	—	(82)
Income before income taxes	259	230	526	506
Provision for income taxes	61	80	129	138
Net income	198	150	397	368
Less: Net income attributable to non-controlling interests	2	2	4	4
Net income attributable to Ingredion	$196	$148	$393	$364

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	64.5	65.7	64.5	65.7
Diluted	65.6	66.8	65.6	66.7

Earnings per common share of Ingredion:
Basic	$3.04	$2.25	$6.09	$5.54
Diluted	$2.99	$2.22	$5.99	$5.46
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$198	$150	$397	$368
Other comprehensive income:
(Losses) gains on cash flow hedges, net of income tax effect of $4, $8, $— and $18	(9)	(20)	4	(51)
(Gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $2, $8, $2 and $17	(7)	23	(9)	47
Gains on pension and other postretirement obligations, net of income tax effect of $—	—	1	—	2
Currency translation adjustment	88	(60)	138	(60)
Comprehensive income	270	94	530	306
Less: Comprehensive income attributable to non-controlling interests	1	2	4	3
Comprehensive income attributable to Ingredion	$269	$92	$526	$303
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$861	$997
Short-term investments	7	11
Accounts receivable, net	1,359	1,093
Inventories	1,223	1,187
Prepaid expenses and assets held for sale	67	67
Total current assets	3,517	3,355
Property, plant and equipment, net of accumulated depreciation of $3,619 and $3,476	2,361	2,264
Intangible assets, net of accumulated amortization of $340 and $324	1,280	1,264
Other non-current assets	623	561
Total assets	$7,781	$7,444

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$46	$44
Accounts payable	666	604
Accrued liabilities and liabilities held for sale	552	633
Total current liabilities	1,264	1,281
Long-term debt	1,741	1,787
Other non-current liabilities	500	486
Total liabilities	3,505	3,554

Share-based payments subject to redemption	51	60
Redeemable non-controlling interests	7	7

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 shares issued at June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,160	1,152
Less: Treasury stock (common stock: 13.5 and 13.3 shares at June 30, 2025 and December 31, 2024) at cost	(1,391)	(1,355)
Accumulated other comprehensive loss	(953)	(1,086)
Retained earnings	5,380	5,092
Total Ingredion stockholders’ equity	4,197	3,804
Non-redeemable non-controlling interests	21	19
Total stockholders’ equity	4,218	3,823
Total liabilities and stockholders’ equity	$7,781	$7,444
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)
(dollars in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
Net income attributable to Ingredion	—	—	—	—	—	393	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	4	—	—
Dividends declared	—	—	—	—	—	(105)	(2)	—	—
Repurchases of common stock, net	—	—	—	(55)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	8	19	—	—	—	(9)	—
Other comprehensive income	—	—	—	—	133	—	—	—	—
Balance as of June 30, 2025	$—	$1	$1,160	$(1,391)	$(953)	$5,380	$21	$51	$7

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2023	$—	$1	$1,146	$(1,207)	$(1,056)	$4,654	$14	$55	$43
Net income attributable to Ingredion	—	—	—	—	—	364	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	5	—	(1)
Dividends declared	—	—	—	—	—	(104)	(2)	—	—
Repurchases of common stock, net	—	—	—	(66)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	1	40	—	—	—	(5)	—
Fair market value adjustment to non-controlling interests	—	—	(6)	—	—	—	—	—	6
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(40)
Other comprehensive (loss)	—	—	—	—	(62)	—	—	—	(1)
Balance as of June 30, 2024	$—	$1	$1,141	$(1,233)	$(1,118)	$4,914	$17	$50	$7
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2025	2024
Cash from operating activities
Net income	$397	$368
Non-cash charges to net income:
Depreciation and amortization	108	107
Mechanical stores expense	32	29
Net gain on sale of business	—	(82)
Impairment charges	6	18
Other non-cash charges	22	36
Changes in working capital:
Accounts receivable and prepaid expenses	(216)	1
Inventories	3	188
Accounts payable and accrued liabilities	(28)	(124)
Margin accounts	(9)	(13)
Other	(53)	(7)
Cash provided by operating activities	262	521
Cash from investing activities
Capital expenditures and mechanical stores purchases, net	(193)	(120)
Proceeds from sale of business	—	247
Investments in unconsolidated affiliates	(19)	(4)
Other	(3)	2
Cash (used for) provided by investing activities	(215)	125
Cash from financing activities
Proceeds from borrowings	231	303
Payments on debt	(277)	(303)
Commercial paper repayments, net	—	(327)
Repurchases of common stock, net	(55)	(66)
Common stock activity for share-based compensation, net	(9)	11
Purchases of non-controlling interests	—	(40)
Dividends paid, including to non-controlling interests	(106)	(104)
Other	12	—
Cash used for financing activities	(204)	(526)
Effects of foreign exchange rate changes on cash and cash equivalents	21	(16)
(Decrease) increase in cash and cash equivalents	(136)	104
Cash and cash equivalents, beginning of period	997	401
Cash and cash equivalents, end of period	$861	$505
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
The unaudited Condensed Consolidated Financial Statements as of June 30, 2025, for the second quarter of 2025 and 2024, and for the six months ended June 30, 2025 and 2024 (“year-to-date” for the respective year), included herein were prepared by us on the same basis as our audited Consolidated Financial Statements for the year ended December 31, 2024 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in our opinion, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.
New Accounting Standards
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60). This ASU requires that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. We adopted this ASU at the beginning of our 2025 fiscal year on a prospective basis and applies to the Agrana joint venture, more fully discussed in Note 3. The impact of this ASU on our Agrana joint venture is still being evaluated and is not expected to be material.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40). This ASU requires enhanced disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain notes to the Condensed Consolidated Financial Statements. This ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.

 2. Divestitures
South Korea Business Divestiture
On February 1, 2024, we completed the sale of our South Korea business, which we reported in All Other, for a total consideration of 384 billion South Korean won, or approximately $294 million. As a result, we recognized a pre-tax net gain of $82 million during the first quarter of 2024 within Net gain on sale of business in the Condensed Consolidated Statements of Income. We received 330 billion South Korean won, or $247 million net of certain transaction costs, when

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
the transaction closed, and 18 billion South Korean won, or approximately $12 million, in the first quarter of 2025. We will receive the remaining consideration in equal annual payments through February 2027, which are recorded in Accounts receivable, net and Other non-current assets

 3. Investments
Investments were as follows:

	As of June 30, 2025	As of December 31, 2024
Equity method investments	$125	$95
Equity investments	26	31
Marketable securities	6	5
Total investments	$157	$131
Our equity method investments, which require us to use the equity method of accounting, include our 49% joint venture equity ownership in Ingrear Holding S.A. (“Argentina joint venture”). In June 2025, we entered into a joint venture agreement with Agrana Stärke GmbH (“Agrana”). The joint venture agreement (“Agrana joint venture”) provided us with 49% equity interest in the joint venture for the development of starch production in Romania. In exchange for our stake in the Agrana joint venture, we paid $19 million, subject to customary adjustments as a condition to closing. We recorded our investment in the Agrana joint venture under the equity method of accounting and and will recognize our share of net income from this joint venture one month in arrears in the Texture & Healthful Solutions segment. Equity earnings from our equity method investments are recorded in other operating (income) expense, net in the Condensed Consolidated Statements of Income.
Our investments classified as equity investments do not have readily determinable fair values.
During year-to-date 2025, we recorded other-than-temporary impairment charges of $4 million on certain equity investments. During year-to-date 2024, we recorded an other-than-temporary impairment charge of $18 million on an equity method investment. These charges are recorded in the Restructuring/impairment charges in our Condensed Consolidated Statements of Income.
 4. Derivative Instruments and Hedging Activities
Commodity price hedging: We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 64 million and 105 million bushels of corn as of June 30, 2025 and December 31, 2024. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 27 million and 24 million mmbtus of natural gas as of June 30, 2025 and December 31, 2024.
Foreign currency hedging: We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $402 million and $408 million as of June 30, 2025 and December 31, 2024. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $158 million and $113 million as of June 30, 2025 and December 31, 2024.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $426 million and $447 million as of June 30, 2025 and December 31, 2024. We also hedge certain liability positions and forecasted expenditures using foreign currency cash flow hedging instruments, which had a notional value of $440 million and $448 million as of June 30, 2025 and December 31, 2024.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss (“AOCL”) were as follows:

	(Losses) Gains included in AOCL as of
	June 30, 2025	December 31, 2024
Commodity contracts, net of income tax effect of $3 and $—	$(10)	$(1)
Foreign currency contracts, net of income tax effect of $5 and $4	11	7
Interest rate contracts, net of income tax effect of $1	(2)	(2)
Total	$(1)	$4
As of June 30, 2025, AOCL included an insignificant amount of net gains (net of income taxes of an insignificant amount) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next twelve months.
The fair value and balance sheet location of our derivative instruments, presented gross in the Condensed Consolidated Balance Sheets, were as follows:

	Fair Value of Hedging Instruments as of June 30, 2025
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$5	$23	$28	$—	$5	$5
Other non-current assets	1	1	2	—	1	1
Assets	6	24	30	—	6	6
Accounts payable	17	10	27	1	13	14
Other non-current liabilities	—	—	—	—	—	—
Liabilities	17	10	27	1	13	14
Net Assets/(Liabilities)	$(11)	$14	$3	$(1)	$(7)	$(8)

	Fair Value of Hedging Instruments as of December 31, 2024
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$18	$15	$33	$1	$11	$12
Other non-current assets	1	4	5	—	2	2
Assets	19	19	38	1	13	14
Accounts payable	8	8	16	1	2	3
Other non-current liabilities	—	2	2	—	—	—
Liabilities	8	10	18	1	2	3
Net Assets/(Liabilities)	$11	$9	$20	$—	$11	$11

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Additional information relating to our derivative instruments in cash flow hedging relationships were as follows:

	(Losses) Gains Recognized in OCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Income Statement Location	Three Months Ended June 30,
	2025	2024		2025	2024
Commodity contracts	$(24)	$(29)	Cost of sales	$4	$(32)
Foreign currency contracts	11	1	Net sales/Cost of sales	5	1
Total	$(13)	$(28)		$9	$(31)

	(Losses) Gains Recognized in OCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30,		Income Statement Location	Six Months Ended June 30,
	2025	2024		2025	2024
Commodity contracts	$(11)	$(71)	Cost of sales	$1	$(65)
Foreign currency contracts	15	2	Net sales/Cost of sales	10	1
Total	$4	$(69)		$11	$(64)
 5. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	$6	$—	$—	$6	$5	$—	$—	$5
Derivative assets	31	5	—	36	48	4	—	52
Derivative liabilities	38	3	—	41	17	4	—	21
Long-term debt	—	1,614	—	1,614	—	1,633	—	1,633
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 6. Financing Arrangements
Debt carrying amounts, net of related discounts, premiums and debt issuance costs, were as follows:

	As of June 30, 2025	As of December 31, 2024
2.900% senior notes due June 1, 2030	$597	$597
3.200% senior notes due October 1, 2026	499	499
3.900% senior notes due June 1, 2050	391	391
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	1	47
Total long-term debt	1,741	1,787
Commercial paper	—	—
Other short-term borrowings	46	44
Total short-term borrowings	46	44
Total debt	$1,787	$1,831
We maintain a commercial paper program under which we may issue senior unsecured notes of short-term maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market, and we may use the note proceeds for general corporate purposes. As of June 30, 2025 and December 31, 2024, there was no commercial paper outstanding. During year-to-date 2025, there was no activity related to commercial paper. During year-to-date 2024, the average amount of commercial paper outstanding was $63 million with an average interest rate of 5.51 percent and a weighted average maturity of eight days. The amount of commercial paper outstanding under this program for the remainder of 2025 may fluctuate.
Other short-term borrowings as of June 30, 2025 and December 31, 2024 primarily include amounts outstanding under various unsecured local country operating lines of credit.
 7. Pension and Other Postretirement Benefits
Components of net periodic cost consist of the following for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$1	$—	$—	$1	$2	$1	$1
Interest cost	4	4	2	3	7	7	4	5
Expected return on plan assets	(4)	(5)	(2)	(2)	(8)	(9)	(4)	(4)
Net periodic cost (i)	$—	$—	$—	$1	$—	$—	$1	$2
_______________________________________
(i)The service cost component of net periodic cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income. The interest cost, expected return on plan assets, amortization of prior service costs and amortization of actuarial losses are presented within Other non-operating expense on the Condensed Consolidated Statements of Income.
We anticipate that we will make cash contributions of $1 million and $2 million to the U.S. and non-U.S. pension plans in 2025. For year-to-date 2025, we made an insignificant cash contribution to the U.S. pension plans and $1 million to the non-U.S. pension plans.
For year-to-date 2025 and 2024, the net periodic benefit cost for the postretirement plans consisted of $2 million and $1 million of interest costs. During the second quarter of 2025, the net periodic benefit cost for the postretirement plans consisted of $1 million of interest cost.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 8. Equity
Treasury Stock: On September 26, 2022, the Board of Directors approved a stock repurchase program authorizing us to purchase up to 6.0 million shares of our outstanding common stock until December 31, 2025. We may repurchase shares from time to time in the open market, in privately negotiated transactions, or otherwise, at prices we deem appropriate. We are not obligated to repurchase any shares under the authorization, and the repurchase program may be suspended, discontinued, or modified at any time, for any reason and without notice. The parameters of our stock repurchase program are not established solely with reference to the dilutive impact of shares issued under our stock incentive plan. However, we expect that, over time, share repurchases will offset the dilutive impact of shares issued under the plan.
For year-to-date 2025, we repurchased 409 thousand outstanding shares of common stock in open market transactions at a net cost of $55 million. During the second quarter 2025, there were no repurchases of outstanding shares of common stock in open market transactions. During the second quarter and year-to-date 2024, we repurchased 572 thousand and 577 thousand outstanding shares of common stock in open market transactions at a net cost of $65 million and $66 million. As of June 30, 2025, we had 2.9 million shares available for repurchase under the stock repurchase program.
Share-based Payments: Share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options:
Pre-tax compensation expense	$2	$1	$3	$3
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	2	1	3	3

Restricted stock units (“RSUs”):
Pre-tax compensation expense	5	4	12	11
Income tax benefit	(1)	—	(2)	(1)
RSUs, net of income taxes	4	4	10	10

Performance shares and other share-based awards:
Pre-tax compensation expense	4	4	9	8
Income tax benefit	—	—	—	—
Performance shares and other share-based compensation expense, net of income taxes	4	4	9	8

Total share-based compensation:
Pre-tax compensation expense	11	9	24	22
Income tax benefit	(1)	—	(2)	(1)
Total share-based compensation expense, net of income taxes	$10	$9	$22	$21
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
We granted non-qualified options to purchase 158 thousand shares and 178 thousand shares for year-to-date 2025 and 2024. We estimated the fair value of each option grant by using the Black-Scholes option-pricing model with the following assumptions:

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
Stock option activity for year-to-date 2025 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	1,453	$100.04	5.6	$55
Granted	158	130.57
Exercised	(38)	98.46
Cancelled	(6)	114.59
Outstanding as of June 30, 2025	1,567	$103.10	5.6	$51
Exercisable as of June 30, 2025	1,250	$99.39	4.7	$46
For year-to-date 2025, cash received from the exercise of stock options was $4 million. As of June 30, 2025, the unrecognized compensation cost related to non-vested stock options totaled $4 million, which we expect to amortize over the weighted-average period of approximately 1.5 years.
Additional information pertaining to stock option activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$33.53	$26.33
Total intrinsic value of stock options exercised	1	4	2	9
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after 3 years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
RSU activity for 2025 was as follows:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2024	538	$99.58
Granted	168	130.59
Vested	(164)	89.03
Cancelled	(25)	110.42
Non-vested as of June 30, 2025	517	$112.20
As of June 30, 2025, the total remaining unrecognized compensation cost related to RSUs was $26 million, which will be amortized on a weighted-average basis over approximately 1.9 years.
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
For the 2025 performance shares awarded based on our total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our total shareholder return as compared to the total shareholder return of our peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture and Compensation Committee (“Compensation Committee”) of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. We amortize the total compensation expense for these awards over a three-year graded vesting schedule.
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
For year-to-date 2025, we awarded 82 thousand performance shares at a weighted average fair value of $145.73 per share. As of June 30, 2025, the unrecognized compensation cost related to these awards was $16 million, which we will amortize over the remaining service period of 2.2 years. The 2022 performance share awards that vested in February 2025 achieved a 200 percent payout of the granted performance shares. As of June 30, 2025, we estimate the 2023 performance share awards will pay out at 200 percent. For year-to-date 2025, four thousand shares were cancelled.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Accumulated Other Comprehensive Loss: A summary of accumulated other comprehensive loss for year-to-date 2025 and 2024 was as follows:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2024	$(1,061)	$4	$(29)	$(1,086)
Other comprehensive income before reclassification adjustments	138	4	—	142
(Income) reclassified from AOCL	—	(11)	—	(11)
Tax effect	—	2	—	2
Net other comprehensive income (loss)	138	(5)	—	133
Balance as of June 30, 2025	$(923)	$(1)	$(29)	$(953)

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2023	$(961)	$(48)	$(47)	$(1,056)
Other comprehensive (loss) income before reclassification adjustments	(60)	(69)	2	(127)
Loss reclassified from AOCL	—	64	—	64
Tax effect	—	1	—	1
Net other comprehensive (loss) income	(60)	(4)	2	(62)
Balance as of June 30, 2024	$(1,021)	$(52)	$(45)	$(1,118)

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity present information about the dividends per share for common stock for the periods indicated:

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
Net income attributable to Ingredion	—	—	—	—	—	197	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(53)	—	—	—
Repurchases of common stock, net	—	—	—	(55)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	6	17	—	—	—	(18)	—
Other comprehensive income	—	—	—	—	61	—	—	—	1
Balance as of March 31, 2025	$—	$1	$1,158	$(1,393)	$(1,025)	$5,236	$21	$42	$8
Net income attributable to Ingredion	—	—	—	—	—	196	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(52)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(2)	—	—
Share-based compensation, net of issuance	—	—	2	2	—	—	—	9	—
Other comprehensive income (loss)	—	—	—	—	72	—	—	—	(1)
Balance as of June 30, 2025	$—	$1	$1,160	$(1,391)	$(953)	$5,380	$21	$51	$7

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2023	$—	$1	$1,146	$(1,207)	$(1,056)	$4,654	$14	$55	$43
Net income attributable to Ingredion	—	—	—	—	—	216	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.78/share)	—	—	—	—	—	(52)	—	—	—
Repurchases of common stock, net	—	—	—	(1)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	—	29	—	—	—	(12)	—
Other comprehensive (loss)	—	—	—	—	(6)	—	—	—	(1)
Balance as of March 31, 2024	$—	$1	$1,146	$(1,179)	$(1,062)	$4,818	$16	$43	$42
Net income attributable to Ingredion	—	—	—	—	—	148	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	3	—	(1)
Dividends declared, common stock ($0.78/share)	—	—	—	—	—	(52)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(2)	—	—
Repurchases of common stock, net	—	—	—	(65)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	1	11	—	—	—	7	—
Fair market value adjustment to non-controlling interests	—	—	(6)	—	—	—	—	—	6
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(40)
Other comprehensive (loss)	—	—	—	—	(56)	—	—	—	—
Balance as of June 30, 2024	$—	$1	$1,141	$(1,233)	$(1,118)	$4,914	$17	$50	$7

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Information: The following table presents information about the computation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$196	64.5	$3.04	$148	65.7	$2.25
Effect of Dilutive Securities (i)		1.1			1.1
Diluted EPS	$196	65.6	$2.99	$148	66.8	$2.22

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$393	64.5	$6.09	$364	65.7	$5.54
Effect of Dilutive Securities (i)		1.1			1.0
Diluted EPS	$393	65.6	$5.99	$364	66.7	$5.46
_________________
(i)Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive stock options, and vesting of dilutive RSUs and other awards.
For the second quarter and year-to-date 2025, approximately 0.2 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive. For the second quarter and year-to-date 2024, approximately 0.5 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
 9. Segment Information
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries. Our T&HS segment has a global focus and primarily manufactures texturizing food ingredients. Our F&II - LATAM segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials that we primarily source within South America and Mexico. Our F&II - U.S./Canada segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials sourced within the U.S. and Canada. All Other consists of the businesses of multiple operating segments that are not individually or collectively classified as reportable segments. Net sales from All Other are generated primarily by sweetener and starch sales by our Pakistan business, sales of stevia and other ingredients from our PureCircle and Sugar Reduction businesses, and pea protein ingredients from our Protein Fortification business. We divested our South Korea business on February 1, 2024 and its results are included in our condensed consolidated financial results through the date of sale, which affects the comparability of results between years within All Other. Net sales by product are not presented because such presentation is not practicable.
Adjusted operating income presented by segment includes an arms-length profit margin for sales of manufactured products sold to other segments. We include specified and certain corporate costs into our reportable segments and All Other because the Chief Operating Decision Maker (“CODM”) evaluates each segment’s performance inclusive of these costs.
Net sales to affiliated and unaffiliated customers by reportable segment and All Other was as follows:

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30, 2025
	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Corporate	Total
Segment net sales	$608	$610	$550	$119	$—
Inter-segment net sales	(9)	(14)	(27)	(4)	—
Net sales to unaffiliated customers	$599	$596	$523	$115	$—	$1,833
Segment cost of sales	$407	$434	$417	$98	$—
Other operating expenses	81	35	20	18	50
Adjusted operating income (loss)	$111	$127	$86	$(1)	$(50)	$273
Unallocated costs (i)						(2)
Operating income						$271

	Three Months Ended June 30, 2024
	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Corporate	Total
Segment net sales	$604	$640	$580	$109	$—
Inter-segment net sales	(16)	(10)	(25)	(4)	—
Net sales to unaffiliated customers	$588	$630	$555	$105	$—	$1,878
Segment cost of sales	$428	$471	$428	$97	$—
Other operating expenses	74	29	22	18	41
Adjusted operating income (loss)	$86	$130	$105	$(10)	$(41)	$270
Unallocated costs (i)						(30)
Operating income						$240

	Six Months Ended June 30, 2025
	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Corporate	Total
Segment net sales	$1,219	$1,196	$1,103	$240	$—
Inter-segment net sales	(18)	(27)	(60)	(7)	—
Net sales to unaffiliated customers	$1,201	$1,169	$1,043	$233	$—	$3,646
Segment cost of sales	$833	$854	$822	$199	$—
Other operating expenses	158	61	43	35	95
Adjusted operating income (loss)	$210	$254	$178	$(1)	$(95)	$546
Unallocated income (i)						1
Operating income						$547

	Six Months Ended June 30, 2024
	T&HS	F&II - LATAM	F&II - U.S./Canada	All Other	Corporate	Total
Segment net sales	$1,216	$1,266	$1,147	$240	$—
Inter-segment net sales	(31)	(20)	(51)	(7)	—
Net sales to unaffiliated customers	$1,185	$1,246	$1,096	$233	$—	$3,760
Segment cost of sales	$878	$939	$862	$210	$—
Other operating expenses	147	76	42	37	83
Adjusted operating income (loss)	$160	$231	$192	$(14)	$(83)	$486
Unallocated costs (i)						(33)
Operating income						$453

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
(i) Unallocated (costs) income:	2025	2024	2025	2024
Restructuring and resegmentation costs	(3)	(3)	(4)	(6)
Impairment charges	—	(18)	(6)	(18)
Other matters	1	(9)	11	(9)
Total unallocated (costs) income	$(2)	$(30)	$1	$(33)
The CODM evaluates performance, makes strategic decisions, and allocates resources based on Property, plant and equipment, net for internal and external reporting purposes. Property, plant and equipment, net by reportable segment and All Other was as follows:

	As of June 30, 2025	As of December 31, 2024
Texture & Healthful Solutions	$921	$884
Food & Industrial Ingredients - LATAM	550	508
Food & Industrial Ingredients - U.S./Canada	574	556
All Other (i)	316	316
Total property, plant and equipment, net	$2,361	$2,264
_____________________
(i)For purposes of presentation, All Other includes Corporate assets.
 10. Commitments and Contingencies
In December 2022, we filed an action in Brazil to recover previously taxable local government tax incentives. As of June 30, 2025 and December 31, 2024, remaining tax incentives were $32 million and $39 million, which decrease when we utilize the tax credits to pay income tax. As of June 30, 2025, we classified $27 million of the remaining tax incentives as Accounts receivable, net since we expect to use them within one year, and $5 million of such tax incentives as Other non-current assets in the Condensed Consolidated Balance Sheets.
 11. Supplementary Information
Accounts receivable, net
Accounts receivable, net was as follows:

	As of June 30, 2025	As of December 31, 2024
Accounts receivable - trade	$1,180	$939
Accounts receivable - other	191	167
Allowance for credit losses	(12)	(13)
Total accounts receivable, net	$1,359	$1,093
There were no significant contract assets or contract liabilities associated with our customers as of June 30, 2025 or December 31, 2024. Liabilities for volume discounts and incentives were also not significant as of June 30, 2025 or December 31, 2024.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Inventories
Inventories were as follows:

	As of June 30, 2025	As of December 31, 2024
Finished and in process	$780	$762
Raw materials	361	346
Manufacturing supplies	82	79
Total inventories	$1,223	$1,187
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
As of June 30, 2025 and December 31, 2024, participating financial institutions held $143 million and $135 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale in our Condensed Consolidated Balance Sheets. As of June 30, 2025, supply chain finance programs existed for operations in the U.S., Brazil, Mexico, certain PureCircle entities, Colombia, Peru, Thailand and China.
The rollforward of our outstanding obligations confirmed as valid under our supply chain finance programs were as follows:

As of June 30, 2025
Outstanding as of December 31, 2024	$135
Invoices added during the year	251
Invoices paid during the year	(257)
Cumulative translation adjustment	14
Outstanding as of June 30, 2025	$143

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
Net income attributable to Ingredion for year-to-date 2025 increased to $393 million from $364 million for year-to-date 2024. Excluding the $82 million pre-tax gain from the sale of our South Korea business in February 2024, the net income increase was primarily due to a 21 percent increase in operating income to $547 million for year-to-date 2025 from $453 million for year-to-date 2024, which was driven by corn and input costs declining faster than the decrease in net sales. Net sales decreased 3 percent to $3,646 million for year-to-date 2025 compared to $3,760 million for year-to-date 2024. Excluding the impact of lost sales volume from the sale of our South Korea business in February 2024, net sales decreased 2 percent from year-to-date 2025 compared to the same year-to-date period of 2024.
We continue to monitor changing tariff requirements and reciprocal actions, as well as indirect effects in the economic environment, which may adversely affect our operations, although these factors have had an immaterial impact on our results for year-to-date 2025. Most of our products are made locally and sold locally. We sell the vast majority of our products to customers in the U.S., Mexico and Canada, where trade is governed by the United States-Mexico-Canada Agreement. Our operations in the U.S. source corn produced in the U.S., and our subsidiaries outside the U.S. utilize both supplies of corn from their local regions, as well as corn imported from other geographic areas. Our tariff response hub continually assesses ongoing tariff actions so that we work effectively with customers to navigate supply chain complexity in a cost effective and less disruptive manner.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which introduced a broad range of tax reforms. Key provisions of the law that are relevant to our business include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to international tax rules, and the reinstatement of favorable tax treatment for specific business activities. We are currently evaluating the impact of the OBBBA on our consolidated financial statements.
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
Second Quarter of 2025
With Comparatives to Second Quarter of 2024
Net sales. Net sales decreased 2 percent to $1,833 million for the second quarter of 2025 compared to $1,878 million for the second quarter of 2024. The decrease was due primarily to price mix, primarily from lower raw material costs, and lower volume in each of the F&II segments, partially offset by T&HS volume increases.

Cost of sales. Cost of sales decreased 5 percent to $1,356 million for the second quarter of 2025 compared to $1,432 million for the second quarter of 2024. The decrease was due primarily to lower raw material and input costs and lower volumes. As a result, gross profit margin increased to 26 percent for the second quarter of 2025 from 24 percent for the second quarter of 2024.
Operating expenses. Operating expenses increased 9 percent to $208 million for the second quarter of 2025 compared to $191 million for the second quarter of 2024. Operating expenses as a percentage of net sales were 11 percent for the second quarter of 2025 and 10 percent for the second quarter of 2024. The increase is primarily related to increased employee costs.
Other operating income. Other operating income was $5 million for the second quarter of 2025 compared to $8 million for the second quarter of 2024. The change was primarily due to a reduction in our share of operating income from the Argentina joint venture, partly offset by favorable indirect taxes in Brazil.
Restructuring/impairment charges. Restructuring/impairment charges were $3 million for the second quarter of 2025 primarily related to decommissioning costs for previously announced facility closures, compared to $23 million for the second quarter of 2024, which were primarily for impairment charges related to certain equity investments.
Financing costs. Financing costs increased 20 percent to $12 million for the second quarter of 2025 compared to $10 million for the second quarter of 2024. The increase was primarily due to foreign exchange losses in the second quarter of 2025 compared to foreign exchange gains in the second quarter of 2024, partially offset by lower net interest expense.
Provision for income taxes. Our effective income tax rate for the second quarter of 2025 and 2024 was 23.6 percent and 34.8 percent. The decrease in the effective tax rate was primarily driven by the change in value of the Mexican peso against the U.S. dollar and the tax impact from an impairment of an equity method investment during the second quarter of 2024.
Net income attributable to Ingredion. Net income attributable to Ingredion for the second quarter of 2025 increased to $196 million from $148 million for the second quarter of 2024.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales increased to $599 million for the second quarter of 2025 compared to $588 million for the second quarter of 2024. Net sales increased primarily due to higher volumes and favorable foreign exchange impacts, partially offset by unfavorable price mix.
Adjusted operating income. T&HS adjusted operating income increased 29 percent to $111 million for the second quarter of 2025 compared to $86 million for the second quarter of 2024. The increase was primarily due to lower raw material and input costs, as well as higher volumes, partially offset by unfavorable price mix.
Food & Industrial Ingredients - LATAM
Net sales. F&II - LATAM net sales decreased 5 percent to $596 million for the second quarter of 2025 compared to $630 million for the second quarter of 2024. Net sales decreased primarily due to lower volumes and unfavorable foreign exchange impacts, partially offset by favorable price mix.
Adjusted operating income. F&II - LATAM adjusted operating income decreased 2 percent to $127 million for the second quarter of 2025 compared to $130 million for the second quarter of 2024. The quarter results were negatively impacted by the floating exchange rate for the Argentine peso and the corresponding impact on the Argentina joint venture results. Apart from the joint venture results, segment adjusted operating income increased primarily due to favorable raw material costs that were partially offset by lower volumes.
Food & Industrial Ingredients - U.S./Canada
Net sales. F&II - U.S./Canada net sales decreased 6 percent to $523 million for the second quarter of 2025 from $555 million for the second quarter of 2024. Net sales decreased primarily due to lower volumes.

Adjusted operating income. F&II - U.S./Canada adjusted operating income decreased 18 percent to $86 million for the second quarter of 2025 from $105 million for the second quarter of 2024. The decrease resulted primarily from downtime associated with a mechanical fire and reduced industrial demand, though these impacts were partially mitigated by lower raw material costs.
All Other
Net sales. All Other net sales increased 10 percent to $115 million for the second quarter of 2025 from $105 million for the second quarter of 2024. The increase was primarily due to net sales increases in the plant-based protein business.
Adjusted operating loss. All Other adjusted operating loss was $1 million for the second quarter of 2025 compared to $10 million for the second quarter of 2024. The decrease was primarily due to improvements in the plant-based protein business.
Year-to-Date 2025
With Comparatives to Year-to-Date 2024
Net sales. Net sales decreased 3 percent to $3,646 million for year-to-date 2025 compared to $3,760 million for year-to-date 2024. Excluding the impact of lost sales volume from the sale of our South Korea business in February 2024, net sales decreased 2 percent from 2025 compared to 2024. The decrease was primarily due to reduced price mix from lower raw material costs and unfavorable foreign exchange impacts, as well as lost sales volume from the 2024 sale of our South Korea business.
Cost of sales. Cost of sales decreased 7 percent to $2,703 million for year-to-date 2025 compared to $2,897 million for year-to-date 2024. The decrease was primarily due to lower raw material and input costs, which decreased at a faster rate than sales, leading to an increase in gross profit margin to 26 percent for year-to-date 2025 compared to 23 percent for year-to-date 2024.
Operating expenses. Operating expenses increased to $401 million for year-to-date 2025 compared to $380 million for year-to-date 2024. Operating expenses as a percentage of net sales were 11 percent for year-to-date 2025 and 10 percent for year-to-date 2024. The increase is primarily related to increased employee costs.
Other operating (income) expense. Other operating income was $15 million for year-to-date 2025 compared to Other operating expense of $4 million for year-to-date 2024, primarily due to higher income from our Argentina joint venture and indirect taxes in Brazil.
Restructuring and impairment charges. Restructuring and impairment charges were $10 million for year-to-date 2025 primarily related to impairment charges for certain equity investments and decommissioning costs for previously announced plant closures. Restructuring and impairment charges were $26 million for year-to-date 2024 primarily for impairment charges related to certain equity investments and restructuring charges for our resegmentation that was effective January 1, 2024.
Financing costs. Financing costs decreased 28 percent to $21 million for year-to-date 2025 compared to $29 million for year-to-date 2024. The decrease was primarily due to lower interest expense from lower average outstanding debt balances during year-to-date 2025 compared to year-to-date 2024, partially offset by the impacts from foreign exchange losses in 2025 and foreign exchange gains in 2024.
Provision for income taxes. Our effective income tax rate for year-to-date 2025 decreased to 24.5 percent from 27.3 percent for year-to-date 2024. The decrease in the effective tax rate was primarily driven by the change in value of the Mexican peso against the U.S. dollar and the tax impact from the impairment of an equity method investment during the second quarter of 2024. These impacts were partially offset by the favorable tax treatment on the sale of our South Korea business in 2024.
Net income attributable to Ingredion. Net income attributable to Ingredion for year-to-date 2025 increased to $393 million from $364 million for year-to-date 2024. Excluding the impact of the $82 million gain on the sale of our South Korea business in 2024 and lower income taxes and lower financing costs in 2025, the increase was primarily due to the increase in operating income.

Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales increased 1 percent to $1,201 million for year-to-date 2025 from $1,185 million for year-to-date 2024. The increase was primarily due to higher volumes, partially offset by unfavorable price mix.
Adjusted operating income. T&HS adjusted operating income increased 31 percent to $210 million for year-to-date 2025 from $160 million for year-to-date 2024. The increase was primarily due to lower raw material and other input costs, partially offset by unfavorable price mix.
Food & Industrial Ingredients - LATAM
Net sales. F&II - LATAM net sales decreased 6 percent to $1,169 million for year-to-date 2025 from $1,246 million for year-to-date 2024. The decrease was primarily due to unfavorable foreign exchange impacts and lower volumes, partially offset by favorable price mix.
Adjusted operating income. F&II - LATAM adjusted operating income increased 10 percent to $254 million for year-to-date 2025 from $231 million for year-to-date 2024. The Argentina joint venture financial results in the first half of 2025 improved from the first half of 2024 primarily as a result of the Argentine peso devaluation that we recorded in the first quarter of 2024. Apart from the joint venture results, the adjusted operating income increase was primarily due to improved price mix, partially offset by lower volumes.
Food & Industrial Ingredients - U.S./Canada
Net sales. F&II - U.S./Canada net sales decreased 5 percent to $1,043 million for year-to-date 2025 from $1,096 million for year-to-date 2024. The decrease was primarily due to unfavorable price mix and lower volumes.
Adjusted operating income. F&II - U.S./Canada adjusted operating income decreased 7 percent to $178 million for year-to-date 2025 from $192 million for year-to-date 2024. The decrease resulted primarily from downtime associated with a mechanical fire at a manufacturing facility and reduced industrial demand, partially mitigated by lower raw material costs.
All Other
Net sales. All Other net sales were flat at $233 million for both year-to-date 2025 and 2024. Net sales increased due to increased volumes, offset the impact of lost sales volumes from our South Korea business that we sold in February 2024.
Adjusted operating loss. All Other adjusted operating loss decreased to $1 million for year-to-date 2025 compared to $14 million for year-to-date 2024. The decrease was primarily due to improvements in the plant-based protein business.
Liquidity and Cash
As of June 30, 2025, we had total available liquidity of $3.7 billion. Domestic liquidity of $1.4 billion consisted of $447 million in cash and cash equivalents and $1.0 billion available through our commercial paper program. The commercial paper program is backed by $1.0 billion of borrowing availability under a five-year revolving credit agreement.
As of June 30, 2025, we had international liquidity of $2.3 billion, consisting of $414 million of cash and cash equivalents and $7 million of short-term investments held by our operations outside the U.S., as well as $1.9 billion of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries, which totaled $38 million as of June 30, 2025. We believe that our consolidated subsidiaries will be able to meet their financial obligations as they become due.
As of June 30, 2025, we had total debt outstanding of $1.8 billion. Of our outstanding debt, $1.7 billion consists of senior notes that do not require repayment until 2026 through 2050. The weighted average interest rate on our total indebtedness was approximately 3.9 percent for the second quarter of 2025 and approximately 4.2 percent for the second quarter of 2024.
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
Net Cash Flows
Our cash provided by operating activities was $262 million for year-to-date 2025 compared to cash provided by operating activities of $521 million for year-to-date 2024. The decrease was primarily attributable to a $250 million change in working capital resulting from increased trade accounts receivables due to reduced utilization of customer financing programs and higher volumes.
We used $193 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities year-to-date 2025 compared to $120 million we applied year-to-date 2024 for the same purposes. Capital investment commitments for the full year of 2025 are anticipated to be between $400 million and $425 million. In addition, we received $247 million in proceeds for the sale of our South Korea business year-to-date 2024, in contrast to investing $19 million in the Agrana joint venture year-to-date 2025.
We used $204 million of cash for financing activities year-to-date 2025 compared to cash used for financing activities of $526 million year-to-date 2024. The difference was primarily reflected the absence of commercial paper borrowings year-to-date 2025 compared to $327 million net repayments of commercial paper year-to-date 2024.
We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, was $106 million year-to-date 2025 compared to $104 million year-to-date 2024. The increase in dividend payments was due to an increase in our quarterly dividend to $0.80 per share in 2025 from $0.78 per share in 2024.
For year-to-date 2025, we repurchased 409 thousand outstanding shares of common stock in open market transactions at a net cost of $55 million. For year-to-date 2024, we repurchased 577 thousand outstanding shares of common stock at a net cost of $66 million.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our critical accounting policies and estimates during year-to-date 2025.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the manner in which we address risks with respect to interest rates, raw material and energy costs and foreign currencies. There have been no material changes in the information provided with respect to those risks during year-to-date 2025.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this report, there have been no material developments in the environmental proceedings related to our Bedford Park, Illinois manufacturing facility discussed in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2024.
In addition to the forgoing matter, we are currently subject to claims and suits arising in the ordinary course of business, including those relating to labor matters, certain environmental proceedings, and commercial claims. We also routinely receive inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to compliance with laws and regulations relating to the environment, and at any given time, we have matters at various stages of resolution with the applicable governmental authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We do not believe that the results of currently known legal proceedings and inquires will be material to us. There can be no assurance, however, that such claims, suits, or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of common stock
The following table presents information regarding our repurchase of shares of our common stock during the second quarter of 2025:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the 2022 Stock Repurchase Program
April 1 – April 30, 2025	—	—	—	2,938
May 1 – May 31, 2025	—	—	—	2,938
June 1 – June 30, 2025	—	—	—	2,938
Total	—	—	—
On September 26, 2022, the Board of Directors approved a stock repurchase program permitting us to purchase up to 6.0 million shares of our outstanding common stock until December 31, 2025. As of June 30, 2025, we had 2.9 million shares available for repurchase under the stock repurchase program.
ITEM 5. OTHER INFORMATION
On May 7, 2025, James P. Zallie, President and Chief Executive Officer, entered into a written plan for the sale of up to 195,155 shares of our common stock (before adjustment for dividends and tax withholding) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan commenced on August 6, 2025, and will expire on December 31, 2027, or any earlier date on which all of the shares have been sold.
On May 7, 2025, Larry Fernandes, Senior Vice President, Chief Commercial and Sustainability Officer, entered into a written plan for the sale of up to 13,161 shares of our common stock (before adjustment for dividends and tax withholding) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan commenced on August 6, 2025, and will expire on May 7, 2026, or any earlier date on which all of the shares have been sold.

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

INGREDION INCORPORATED

Date: August 11, 2025	By:	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

Date: August 11, 2025	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Corporate Controller, Finance and Environmental, Social and Governance