Form 10-Q
period 2025-09-30
Ingredion Inc
filed 2025-11-07
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2025
Common Stock, $0.01 par value	63,530,137 shares

INGREDION INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,816	$1,870	$5,462	$5,630
Cost of sales	1,361	1,391	4,064	4,288
Gross profit	455	479	1,398	1,342
Operating expenses	203	198	604	578
Other operating expense (income), net	—	1	(15)	5
Restructuring/impairment charges	3	12	13	38
Operating income	249	268	796	721
Financing costs	7	1	28	30
Net (gain) on sale of business	—	(8)	—	(90)
Other non-operating expense	1	2	1	2
Income before income taxes	241	273	767	779
Provision for income taxes	69	84	198	222
Net income	172	189	569	557
Less: Net income attributable to non-controlling interests	1	1	5	5
Net income attributable to Ingredion	$171	$188	$564	$552

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	64.3	65.3	64.4	65.6
Diluted	65.4	66.5	65.5	66.6

Earnings per common share of Ingredion:
Basic	$2.66	$2.88	$8.76	$8.41
Diluted	$2.61	$2.83	$8.61	$8.29
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$172	$189	$569	$557
Other comprehensive income:
(Losses) gains on cash flow hedges, net of income tax effect of $3, $1, $3 and $17	(7)	6	(3)	(45)
Losses (gains) on cash flow hedges reclassified to earnings, net of income tax effect of $—, $8, $2 and $25	1	20	(8)	67
(Losses) gains on pension and other postretirement obligations, net of income tax effect of $—	—	(1)	—	1
Losses related to pension and other postretirement obligations reclassified to earnings, net of income tax effect of $—	—	1	—	1
Currency translation adjustment	9	92	147	32
Comprehensive income	175	307	705	613
Less: Comprehensive income attributable to non-controlling interests	1	3	5	6
Comprehensive income attributable to Ingredion	$174	$304	$700	$607
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$915	$997
Short-term investments	6	11
Accounts receivable, net	1,312	1,093
Inventories	1,225	1,187
Prepaid expenses and assets held for sale	58	67
Total current assets	3,516	3,355
Property, plant and equipment, net of accumulated depreciation of $3,679 and $3,476	2,435	2,264
Intangible assets, net of accumulated amortization of $346 and $324	1,273	1,264
Other non-current assets	609	561
Total assets	$7,833	$7,444

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$57	$44
Accounts payable	652	604
Accrued liabilities and liabilities held for sale	569	633
Total current liabilities	1,278	1,281
Long-term debt	1,741	1,787
Other non-current liabilities	490	486
Total liabilities	3,509	3,554

Share-based payments subject to redemption	58	60
Redeemable non-controlling interests	7	7

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 shares issued at September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,156	1,152
Less: Treasury stock (common stock: 14.1 and 13.3 shares at September 30, 2025 and December 31, 2024) at cost	(1,466)	(1,355)
Accumulated other comprehensive loss	(950)	(1,086)
Retained earnings	5,497	5,092
Total Ingredion stockholders’ equity	4,238	3,804
Non-redeemable non-controlling interests	21	19
Total stockholders’ equity	4,259	3,823
Total liabilities and stockholders’ equity	$7,833	$7,444
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)
(dollars in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
Net income attributable to Ingredion	—	—	—	—	—	564	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	5	—	—
Dividends declared	—	—	—	—	—	(159)	(3)	—	—
Repurchases of common stock, net	—	—	—	(134)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	4	23	—	—	—	(2)	—
Other comprehensive income	—	—	—	—	136	—	—	—	—
Balance as of September 30, 2025	$—	$1	$1,156	$(1,466)	$(950)	$5,497	$21	$58	$7

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2023	$—	$1	$1,146	$(1,207)	$(1,056)	$4,654	$14	$55	$43
Net income attributable to Ingredion	—	—	—	—	—	552	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	7	—	(2)
Dividends declared	—	—	—	—	—	(157)	(3)	—	—
Repurchases of common stock, net	—	—	—	(87)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	5	49	—	—	—	(1)	—
Fair market value adjustment to non-controlling interests	—	—	(6)	—	—	—	—	—	6
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(40)
Other comprehensive income	—	—	—	—	56	—	1	—	—
Balance as of September 30, 2024	$—	$1	$1,145	$(1,245)	$(1,000)	$5,049	$19	$54	$7
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2025	2024
Cash from operating activities
Net income	$569	$557
Non-cash charges to net income:
Depreciation and amortization	165	160
Mechanical stores expense	50	45
Net (gain) on sale of business	—	(90)
Impairment charges	6	26
Deferred income taxes	2	19
Other non-cash charges	28	26
Changes in working capital:
Accounts receivable and prepaid expenses	(187)	113
Inventories	2	229
Accounts payable and accrued liabilities	(50)	(94)
Margin accounts	3	7
Other	(49)	2
Cash provided by operating activities	539	1,000
Cash from investing activities
Capital expenditures and mechanical stores purchases, net	(298)	(170)
Proceeds from sale of business	12	255
Investments in unconsolidated affiliates, net	(11)	—
Other	(5)	(6)
Cash (used for) provided by investing activities	(302)	79
Cash from financing activities
Proceeds from borrowings	324	527
Payments on debt	(361)	(539)
Commercial paper repayments, net	—	(327)
Repurchases of common stock, net	(134)	(87)
Common stock activity for share-based compensation, net	(12)	21
Purchases of non-controlling interests	—	(40)
Dividends paid, including to non-controlling interests	(157)	(156)
Cash used for financing activities	(340)	(601)
Effects of foreign exchange rate changes on cash and cash equivalents	21	(2)
(Decrease) increase in cash and cash equivalents	(82)	476
Cash and cash equivalents, beginning of period	997	401
Cash and cash equivalents, end of period	$915	$877
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
The unaudited Condensed Consolidated Financial Statements as of September 30, 2025, for the third quarter of 2025 and 2024, and for the nine months ended September 30, 2025 and 2024 (“year-to-date” for the respective year) included herein were prepared by us on the same basis as our audited Consolidated Financial Statements for the year ended December 31, 2024 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in our opinion, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period. Certain prior period amounts have been reclassified to conform with current presentation.
New Accounting Standards
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60). This ASU requires that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We may elect to apply the ASU retrospectively to joint ventures that were formed before January 1, 2025. We adopted this ASU at the beginning of our 2025 fiscal year on a prospective basis, and the ASU will apply to the Agrana joint venture, described in Note 3. The impact of this ASU on our Agrana joint venture is still being evaluated and is not expected to be material on our Condensed Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes with further disaggregation for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are adopting this ASU prospectively for our 2025 consolidated financial statements to be filed on our Annual Report on Form 10-K for the year ending December 31, 2025. We are still assessing the impact to our Consolidated Financial Statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosure (Subtopic 220-40). This ASU requires enhanced disclosures about a public business entity’s expenses and more detailed information about the types of expenses included in certain notes to the Condensed Consolidated Financial Statements. This ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This ASU introduces new criteria for internal-use software accounting that focuses on the probability of completion, based on management funding approval, and intended use. This ASU is effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

 2. Divestitures
Pakistan Business Divestiture
On September 25, 2025, we entered into a definitive agreement to sell a 51% ownership interest in Rafhan Maize Products Co. Ltd. (the “Pakistan business”) to Nishat Group, a diversified group of companies headquartered in Lahore, Pakistan. We currently own 71% of the Pakistan business, whose financial results are consolidated and reported as part of All Other for segment purposes. The transaction is subject to the satisfaction of specified closing conditions and receipt of regulatory approvals from the Competition Commission of Pakistan. In addition, the transaction is subject to the Nishat Group successfully completing a tender offer on the Pakistani Stock Exchange, securing financing from an internationally recognized lender, and on the State Bank of Pakistan allowing us to receive our share of the sale proceeds in U.S. dollars. Based on the conditions required for the transaction to close, we have determined that the Pakistan business does not qualify for held for sale classification. Upon completion of the transaction, we will retain a 20% ownership interest in the Pakistan business.
South Korea Business Divestiture
On February 1, 2024, we completed the sale of our South Korea business, which we reported in All Other for segment purposes, for a total consideration of 384 billion South Korean won, or approximately $294 million. As a result, we recognized a pre-tax net gain of $90 million, which consisted of $82 million during the first quarter of 2024 and an $8 million working capital true-up during the third quarter of 2024 within Net (gain) on sale of business on the Condensed Consolidated Statements of Income. We received 330 billion South Korean won, or $247 million net of certain transaction costs, when the transaction closed. We will receive the remaining consideration in equal annual payments through February 2027, which will be recorded in Accounts receivable, net and Other non-current assets on the Condensed Consolidated Balance Sheets. During the first quarter of 2025, we received 18 billion South Korean won, or approximately $12 million, of such remaining consideration.

 3. Investments
Investments were as follows:

	As of September 30, 2025	As of December 31, 2024
Equity method investments	$123	$95
Equity investments	20	31
Marketable securities	6	5
Total investments	$149	$131
Our equity method investments, which require us to use the equity method of accounting, primarily includes our 49% joint venture equity ownership in Ingrear Holding S.A. (“Argentina joint venture”). In June 2025, we entered into a joint venture agreement with Agrana Stärke GmbH (“Agrana joint venture”). The Agrana joint venture agreement provided us with a 49% equity interest in the joint venture for the development of starch production in Romania. In exchange for our stake in the Agrana joint venture, we paid $17 million year-to-date 2025, net of post-closing adjustments. Our investment in the Agrana joint venture is classified as an equity method investment, and we recognize our share of net income one month in arrears in the Texture & Healthful Solutions segment.
Equity earnings from our equity method investments are recorded in Other operating expense (income), net on our Condensed Consolidated Statements of Income. During year-to-date 2024, we recorded an other-than-temporary impairment charge of $18 million on an equity method investment. These charges are recorded in the Restructuring/impairment charges on our Condensed Consolidated Statements of Income.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Our investments classified as equity investments do not have readily determinable fair values. During year-to-date 2025, we recorded other-than-temporary impairment charges of $4 million on certain equity investments and sold $6 million of equity investments.
 4. Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.
The original carrying value of goodwill by reportable segment and All Other as of September 30, 2025 is presented below. There were no accumulated impairment charges.

	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Total
Balance as of December 31, 2024	$382	$142	$295	$87	$906
Cumulative translation adjustment	11	2	1	1	15
Balance as of September 30, 2025	$393	$144	$296	$88	$921
We assess goodwill and indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise). Based on the results of our assessment as of July 1, 2025, there were no impairments in our goodwill or indefinite-lived intangible assets. Our indefinite-lived intangible assets balance was $143 million as of both September 30, 2025 and December 31, 2024.
 5. Derivative Instruments and Hedging Activities
Commodity price hedging: We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 57 million and 105 million bushels of corn as of September 30, 2025 and December 31, 2024. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 23 million and 24 million mmbtus of natural gas as of September 30, 2025 and December 31, 2024.
Foreign currency hedging: We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $429 million and $408 million as of September 30, 2025 and December 31, 2024. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $160 million and $113 million as of September 30, 2025 and December 31, 2024.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $405 million and $447 million as of September 30, 2025 and December 31, 2024. We also hedge certain liability positions and forecasted expenditures using foreign currency cash flow hedging instruments, which had a notional value of $455 million and $448 million as of September 30, 2025 and December 31, 2024.
The derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss (“AOCL”) were as follows:

	(Losses) Gains included in AOCL as of
	September 30, 2025	December 31, 2024
Commodity contracts, net of income tax effect of $4 and $—	$(12)	$(1)
Foreign currency contracts, net of income tax effect of $3 and $4	7	7
Interest rate contracts, net of income tax effect of $1	(2)	(2)
Total	$(7)	$4
As of September 30, 2025, AOCL included $6 million of net losses (net of income taxes of $2 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next twelve months.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The fair value and balance sheet location of our derivative instruments, presented gross on the Condensed Consolidated Balance Sheets, were as follows:

	Fair Value of Hedging Instruments as of September 30, 2025
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$3	$19	$22	$1	$6	$7
Other non-current assets	1	2	3	—	1	1
Assets	4	21	25	1	7	8
Accounts payable	10	10	20	2	4	6
Other non-current liabilities	—	1	1	—	—	—
Liabilities	10	11	21	2	4	6
Net Assets/(Liabilities)	$(6)	$10	$4	$(1)	$3	$2

	Fair Value of Hedging Instruments as of December 31, 2024
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$18	$15	$33	$1	$11	$12
Other non-current assets	1	4	5	—	2	2
Assets	19	19	38	1	13	14
Accounts payable	8	8	16	1	2	3
Other non-current liabilities	—	2	2	—	—	—
Liabilities	8	10	18	1	2	3
Net Assets/(Liabilities)	$11	$9	$20	$—	$11	$11
Additional information relating to our derivative instruments in cash flow hedging relationships were as follows:

	(Losses) Gains Recognized in OCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Income Statement Location	Three Months Ended September 30,
	2025	2024		2025	2024
Commodity contracts	$(11)	$(5)	Cost of sales	$(8)	$(28)
Foreign currency contracts	1	12	Net sales/Cost of sales	7	—
Total	$(10)	$7		$(1)	$(28)

	(Losses) Gains Recognized in OCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30,		Income Statement Location	Nine Months Ended September 30,
	2025	2024		2025	2024
Commodity contracts	$(22)	$(76)	Cost of sales	$(7)	$(93)
Foreign currency contracts	16	14	Net sales/Cost of sales	17	1
Total	$(6)	$(62)		$10	$(92)

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
Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	$6	$—	$—	$6	$5	$—	$—	$5
Derivative assets	31	2	—	33	48	4	—	52
Derivative liabilities	23	4	—	27	17	4	—	21
Long-term debt	—	1,637	—	1,637	—	1,633	—	1,633
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
 7. Financing Arrangements
Debt carrying amounts, net of related discounts, premiums and debt issuance costs, were as follows:

	As of September 30, 2025	As of December 31, 2024
2.900% senior notes due June 1, 2030	$597	$597
3.200% senior notes due October 1, 2026	499	499
3.900% senior notes due June 1, 2050	391	391
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	1	47
Total long-term debt	1,741	1,787
Commercial paper	—	—
Other short-term borrowings	57	44
Total short-term borrowings	57	44
Total debt	$1,798	$1,831

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
On August 27, 2025, we entered into a new revolving credit agreement to replace the previous revolving credit agreement, which was simultaneously terminated. The new revolving credit agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of $1.0 billion outstanding at any time that matures on August 27, 2030. Loans under the revolving credit facility accrue interest at a per annum rate equal, at our option, to either a term rate based upon the secured overnight financing rate (“SOFR”) plus an applicable margin, or a base rate (generally determined according to the highest of the prime rate, the federal funds rate plus 0.50%, or the one-month term SOFR rate plus 1.00%) plus an applicable margin.
We maintain a commercial paper program under which we may issue senior unsecured notes of short-term maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market, and we may use the note proceeds for general corporate purposes. As of September 30, 2025 and December 31, 2024, there was no commercial paper outstanding. During year-to-date 2025, there was no activity related to this program. During year-to-date 2024, the average amount of commercial paper outstanding was $41 million with an average interest rate of 5.51 percent and a weighted average maturity of eight days. The amount of commercial paper outstanding under this program for the remainder of 2025 may fluctuate.
Other short-term borrowings as of September 30, 2025 and December 31, 2024 primarily include amounts outstanding under various unsecured local country operating lines of credit.
 8. Pension and Other Postretirement Benefits
Components of net periodic cost consist of the following for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1	$—	$1	$1	$2	$2	$2	$2
Interest cost	4	4	3	2	11	11	7	7
Expected return on plan assets	(5)	(4)	(3)	(2)	(13)	(13)	(7)	(6)
Net periodic cost (i)	$—	$—	$1	$1	$—	$—	$2	$3
For year-to-date 2025, we have made cash contributions of $1 million to the U.S. pension plans and $2 million to the non-U.S. pension plans. We expect remaining contributions in 2025 to be insignificant.
Components of net postretirement benefit cost consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest cost	1	2	3	3
Amortization of prior service cost	1	1	1	1
Net periodic cost (i)	$2	$3	$4	$4
__________________________________
(i)The service cost component of net periodic cost is presented within either Cost of sales or Operating expenses on the Condensed Consolidated Statements of Income. The interest cost expected return on plan assets and amortization of prior service costs are presented within Other non-operating expense on the Condensed Consolidated Statements of Income.
 9. Equity
Treasury Stock: On November 3, 2025, the Board of Directors approved a stock repurchase program authorizing us to purchase up to 8.0 million shares of our outstanding common stock from November 4, 2025 until December 31, 2028. The Board of Directors simultaneously terminated a stock repurchase program that it had approved September 26, 2022 (the “previous repurchase program”), which had authorized us to purchase up to 6.0 million shares of our outstanding common stock until December 31, 2025. We may repurchase shares under the new stock repurchase program from time to time in the open market, in privately negotiated transactions, or otherwise, at prices we deem appropriate. We are not obligated to repurchase any shares under the authorization, and the repurchase program may be suspended, discontinued, or modified at

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
any time, for any reason and without notice. The parameters of the repurchase program are not established solely with reference to the dilutive impact of shares issued under our stock incentive plan; but we expect that, over time, share repurchases will offset the dilutive impact of shares issued under the plan.
During the third quarter and year-to-date 2025, we repurchased 627 thousand and 1,036 thousand outstanding shares of common stock in open market transactions at a net cost of $79 million and $134 million. During the third quarter and year-to-date 2024, we repurchased 185 thousand and 762 thousand outstanding shares of common stock in open market transactions at a net cost of $21 million and $87 million. As of September 30, 2025, we had 2.3 million shares available for repurchase under the previous repurchase program. As of the previous repurchase program’s termination date of November 3, 2025, we had 2.1 million shares available for repurchase.
Share-based Payments: Share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options:
Pre-tax compensation expense	$2	$1	$5	$4
Income tax benefit	—	—	—	—
Stock option expense, net of income taxes	2	1	5	4

Restricted stock units (“RSUs”):
Pre-tax compensation expense	4	4	16	15
Income tax benefit	—	(1)	(2)	(2)
RSUs, net of income taxes	4	3	14	13

Performance shares and other share-based awards:
Pre-tax compensation expense	3	3	12	11
Income tax benefit	(1)	—	(1)	—
Performance shares and other share-based compensation expense, net of income taxes	2	3	11	11

Total share-based compensation:
Pre-tax compensation expense	9	8	33	30
Income tax benefit	(1)	(1)	(3)	(2)
Total share-based compensation expense, net of income taxes	$8	$7	$30	$28
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
The expected life of options represents the weighted average period that we expect options granted to be outstanding in view of vesting schedules and our historical exercise patterns. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date for the period corresponding to the expected life of the options. Expected volatility is based on historical volatilities of our common stock, and dividend yields are based on our dividend yield at the date of issuance.
Stock option activity for year-to-date 2025 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	1,453	$100.04	5.6	$55
Granted	158	130.57
Exercised	(269)	91.26
Cancelled	(19)	115.94
Outstanding as of September 30, 2025	1,323	$105.24	5.4	$25
Exercisable as of September 30, 2025	1,019	$101.50	4.4	$23
For year-to-date 2025, cash received from the exercise of stock options was $4 million. As of September 30, 2025, the unrecognized compensation cost related to non-vested stock options totaled $2 million, which we expect to amortize over the weighted-average period of approximately 1.9 years.
Additional information pertaining to stock option activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$33.53	$26.33
Total intrinsic value of stock options exercised	8	3	10	13
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after 3 years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
RSU activity for 2025 was as follows:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2024	538	$99.58
Granted	172	130.60
Vested	(167)	89.20
Cancelled	(34)	110.75
Non-vested as of September 30, 2025	509	$112.31
As of September 30, 2025, the total remaining unrecognized compensation cost related to RSUs was $20 million, which will be amortized on a weighted-average basis over approximately 1.8 years.
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
For year-to-date 2025, we awarded 82 thousand performance shares at a weighted average fair value of $145.73 per share. As of September 30, 2025, the unrecognized compensation cost related to these awards was $12 million, which we will amortize over the remaining service period of 1.96 years. The 2022 performance share awards that vested in February 2025 achieved a 200 percent payout of the granted performance shares. As of September 30, 2025, we estimate the 2023 performance share awards will pay out at 198 percent. For year-to-date 2025, fourteen thousand shares were cancelled.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Accumulated Other Comprehensive Loss: A summary of accumulated other comprehensive loss for year-to-date 2025 and 2024 was as follows:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2024	$(1,061)	$4	$(29)	$(1,086)
Other comprehensive income (loss) before reclassification adjustments	147	(6)	—	141
(Income) reclassified from AOCL	—	(10)	—	(10)
Tax effect	—	5	—	5
Net other comprehensive income (loss)	147	(11)	—	136
Balance as of September 30, 2025	$(914)	$(7)	$(29)	$(950)

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2023	$(961)	$(48)	$(47)	$(1,056)
Other comprehensive income (loss) before reclassification adjustments	32	(62)	1	(29)
Loss reclassified from AOCL	—	92	1	93
Tax effect	—	(8)	—	(8)
Net other comprehensive income	32	22	2	56
Balance as of September 30, 2024	$(929)	$(26)	$(45)	$(1,000)

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity present information about the dividends per share for common stock for the periods indicated:

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
Net income attributable to Ingredion	—	—	—	—	—	197	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(53)	—	—	—
Repurchases of common stock, net	—	—	—	(55)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	6	17	—	—	—	(18)	—
Other comprehensive income	—	—	—	—	61	—	—	—	1
Balance as of March 31, 2025	$—	$1	$1,158	$(1,393)	$(1,025)	$5,236	$21	$42	$8
Net income attributable to Ingredion	—	—	—	—	—	196	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(52)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(2)	—	—
Share-based compensation, net of issuance	—	—	2	2	—	—	—	9	—
Other comprehensive income (loss)	—	—	—	—	72	—	—	—	(1)
Balance as of June 30, 2025	$—	$1	$1,160	$(1,391)	$(953)	$5,380	$21	$51	$7
Net income attributable to Ingredion	—	—	—	—	—	171	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	1	—	—
Dividends declared, common stock ($0.82/share)	—	—	—	—	—	(54)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(1)	—	—
Repurchases of common stock, net	—	—	—	(79)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	(4)	4	—	—	—	7	—
Other comprehensive income	—	—	—	—	3	—	—	—	—
Balance as of September 30, 2025	$—	$1	$1,156	$(1,466)	$(950)	$5,497	$21	$58	$7

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2023	$—	$1	$1,146	$(1,207)	$(1,056)	$4,654	$14	$55	$43
Net income attributable to Ingredion	—	—	—	—	—	216	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.78/share)	—	—	—	—	—	(52)	—	—	—
Repurchases of common stock, net	—	—	—	(1)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	—	29	—	—	—	(12)	—
Other comprehensive (loss)	—	—	—	—	(6)	—	—	—	(1)
Balance as of March 31, 2024	$—	$1	$1,146	$(1,179)	$(1,062)	$4,818	$16	$43	$42
Net income attributable to Ingredion	—	—	—	—	—	148	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	3	—	(1)
Dividends declared, common stock ($0.78/share)	—	—	—	—	—	(52)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(2)	—	—
Repurchases of common stock, net	—	—	—	(65)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	1	11	—	—	—	7	—
Fair market value adjustment to non-controlling interests	—	—	(6)	—	—	—	—	—	6
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(40)
Other comprehensive (loss)	—	—	—	—	(56)	—	—	—	—
Balance as of June 30, 2024	$—	$1	$1,141	$(1,233)	$(1,118)	$4,914	$17	$50	$7
Net income attributable to Ingredion	—	—	—	—	—	188	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	(1)
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(53)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(1)	—	—
Repurchases of common stock, net	—	—	—	(21)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	4	9	—	—	—	4	—
Other comprehensive income	—	—	—	—	118	—	1	—	1
Balance as of September 30, 2024	$—	$1	$1,145	$(1,245)	$(1,000)	$5,049	$19	$54	$7

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Information: The following table presents information about the computation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$171	64.3	$2.66	$188	65.3	$2.88
Effect of Dilutive Securities (i)		1.1			1.2
Diluted EPS	$171	65.4	$2.61	$188	66.5	$2.83

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$564	64.4	$8.76	$552	65.6	$8.41
Effect of Dilutive Securities (i)		1.1			1.0
Diluted EPS	$564	65.5	$8.61	$552	66.6	$8.29
_________________
(i)Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive stock options, and vesting of dilutive RSUs and other awards.
For the third quarter and year-to-date 2025, approximately 0.3 million and 0.2 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive. For the third quarter and year-to-date 2024, approximately 0.2 million and 0.5 million of share-based awards of common stock were excluded for the same reason.
 10. Segment Information
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries. Our Texture & Healthful Solutions (“T&HS”) segment has a global focus and primarily manufactures texturizing food ingredients. Our Food & Industrial Ingredients–Latin America (“F&II–LATAM”) segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials that we primarily source within South America and Mexico. Our Food & Industrial Ingredients–United States/Canada (“F&II–U.S./Canada”) segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials sourced within the U.S. and Canada. All Other consists of the businesses of multiple operating segments that are not individually or collectively classified as reportable segments. Net sales from All Other are generated primarily by sweetener and starch sales by our Pakistan business, sales of stevia and other ingredients from our PureCircle and Sugar Reduction businesses, and pea protein ingredients from our Protein Fortification business. We divested our South Korea business on February 1, 2024, and its results are included on our condensed consolidated financial results through the date of sale, which affects the comparability of results between years within All Other. Net sales by product are not presented because such presentation is not practicable.
Adjusted operating income presented by segment includes an arms-length profit margin for sales of manufactured products sold to other segments. We include specified and certain corporate costs in our reportable segments and All Other because the Chief Operating Decision Maker (“CODM”) evaluates each segment’s performance inclusive of these costs.
Net sales to affiliated and unaffiliated customers by reportable segment and All Other was as follows:

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended September 30, 2025
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$612	$597	$532	$122	$—
Inter-segment net sales	(7)	(12)	(25)	(3)	—
Net sales to unaffiliated customers	$605	$585	$507	$119	$—	$1,816
Segment cost of sales	$418	$431	$403	$105	$—
Other operating expenses	82	38	23	18	44
Adjusted operating income (loss)	$105	$116	$81	$(4)	$(44)	$254
Unallocated costs (i)						(5)
Operating income						$249

	Three Months Ended September 30, 2024
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$611	$633	$567	$106	$—
Inter-segment net sales	(11)	(13)	(19)	(4)	—
Net sales to unaffiliated customers	$600	$620	$548	$102	$—	$1,870
Segment cost of sales	$427	$450	$425	$89	$—
Other operating expenses	77	39	24	17	40
Adjusted operating income (loss)	$96	$131	$99	$(4)	$(40)	$282
Unallocated costs (i)						(14)
Operating income						$268

	Nine Months Ended September 30, 2025
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$1,831	$1,793	$1,635	$362	$—
Inter-segment net sales	(25)	(39)	(85)	(10)	—
Net sales to unaffiliated customers	$1,806	$1,754	$1,550	$352	$—	$5,462
Segment cost of sales	$1,251	$1,285	$1,225	$304	$—
Other operating expenses	240	99	66	53	139
Adjusted operating income (loss)	$315	$370	$259	$(5)	$(139)	$800
Unallocated costs (i)						(4)
Operating income						$796

	Nine Months Ended September 30, 2024
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$1,827	$1,899	$1,714	$346	$—
Inter-segment net sales	(42)	(33)	(70)	(11)	—
Net sales to unaffiliated customers	$1,785	$1,866	$1,644	$335	$—	$5,630
Segment cost of sales	$1,305	$1,389	$1,287	$299	$—
Other operating expenses	224	115	66	54	123
Adjusted operating income (loss)	$256	$362	$291	$(18)	$(123)	$768
Unallocated costs (i)						(47)
Operating income						$721

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
(i) Unallocated (costs) income:	2025	2024	2025	2024
Restructuring and resegmentation costs	(3)	(6)	(7)	(12)
Impairment charges	—	(8)	(6)	(26)
Other matters	(2)	—	9	(9)
Total unallocated (costs) income	$(5)	$(14)	$(4)	$(47)
The CODM evaluates performance, makes strategic decisions, and allocates resources based on Property, plant and equipment, net for internal and external reporting purposes. Property, plant and equipment, net by reportable segment and All Other was as follows:

	As of September 30, 2025	As of December 31, 2024
Texture & Healthful Solutions	$941	$884
Food & Industrial Ingredients–LATAM	577	508
Food & Industrial Ingredients–U.S./Canada	584	556
All Other (i)	333	316
Total property, plant and equipment, net	$2,435	$2,264
_____________________
(i)For purposes of presentation, All Other includes Corporate assets.
 11. Commitments and Contingencies
In December 2022, we filed an action in Brazil to recover previously taxable local government tax incentives. As of September 30, 2025 and December 31, 2024, remaining tax incentives were $28 million and $39 million, which are reduced when we utilize the tax credits to pay income tax and other federal taxes. As of September 30, 2025, we classified $23 million of the remaining tax incentives as Accounts receivable, net since we expect to use them within one year, and $5 million of such tax incentives as Other non-current assets on the Condensed Consolidated Balance Sheets.
 12. Supplementary Information
Accounts receivable, net
Accounts receivable, net was as follows:

	As of September 30, 2025	As of December 31, 2024
Accounts receivable – trade	$1,165	$939
Accounts receivable – other	158	167
Allowance for credit losses	(11)	(13)
Total accounts receivable, net	$1,312	$1,093
There were no significant contract assets or contract liabilities associated with our customers as of September 30, 2025 or December 31, 2024. Liabilities for volume discounts and incentives were also not significant as of September 30, 2025 or December 31, 2024.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Inventories
Inventories were as follows:

	As of September 30, 2025	As of December 31, 2024
Finished and in process	$772	$762
Raw materials	371	346
Manufacturing supplies	82	79
Total inventories	$1,225	$1,187
Property, Plant and Equipment, Net
During the third quarter of 2024, we announced our plan to close certain manufacturing operations in the United Kingdom in 2025, and we recognized an impairment charge of $8 million in connection with the property, plant and equipment at that manufacturing plant in the third quarter of 2024.
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
As of September 30, 2025 and December 31, 2024, participating financial institutions held $149 million and $135 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale on our Condensed Consolidated Balance Sheets. As of September 30, 2025, supply chain finance programs existed for operations in the U.S., Brazil, Mexico, certain PureCircle entities, Colombia, Peru, Thailand and China.
The rollforward of our outstanding obligations confirmed as valid under our supply chain finance programs follows:

As of September 30, 2025
Outstanding as of December 31, 2024	$135
Invoices added during the year	401
Invoices paid during the year	(404)
Cumulative translation adjustment	17
Outstanding as of September 30, 2025	$149

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
Overview
We are a leading global ingredients solutions provider that transforms grains, fruits, vegetables and other plant-based materials into value-added ingredient solutions for the food, beverage, animal nutrition, brewing and industrial markets. Our innovative ingredient solutions help customers stay on trend with simple ingredients and other in-demand ingredients. We are organized into three reportable segments that consist of Texture & Healthful Solutions (“T&HS”), Food & Industrial Ingredients (“F&II”)–Latin America (“LATAM”), and F&II–U.S./Canada, as well as All Other.
Net income attributable to Ingredion for year-to-date 2025 increased to $564 million from $552 million for year-to-date 2024, which included a $90 million pre-tax gain from the sale of our South Korea business in February 2024. Operating income increased 10 percent year over year to $796 million for year-to-date 2025 from $721 million for year-to-date 2024, which included higher gross profit and lower restructuring and impairment charges, partially offset by increased operating expenses. Gross profit increased 4 percent to $1,398 million for year-to-date 2025 from $1,342 million for year-to-date 2024, primarily from lower corn and input costs. Net sales decreased 3 percent to $5,462 million for year-to-date 2025 from $5,630 million for year-to-date 2024, primarily due to lower price mix from lower raw material input costs.
We continue to monitor changing tariff requirements and reciprocal actions, as well as indirect effects in the economic environment, which may adversely affect our operations, although these factors have had an immaterial impact on our results for year-to-date 2025. Most of our products are made locally and sold locally. We sell the vast majority of our products to customers in the U.S., Mexico and Canada, where trade is governed by the United States–Mexico–Canada Agreement. Our operations in the U.S. source corn produced in the U.S., and our subsidiaries outside the U.S. utilize supplies of corn from their local regions, as well as corn imported from other geographic areas, including the U.S. Our tariff response hub continually assesses ongoing tariff actions so that we work effectively with customers to navigate supply chain complexity in a cost effective and less disruptive manner.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which introduced a broad range of tax reforms. The OBBBA did not have a material impact on our third quarter Condensed Consolidated Financial Statements.
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
Third Quarter of 2025
With Comparatives to Third Quarter of 2024
Net sales. Net sales decreased 3 percent to $1,816 million for the third quarter of 2025 compared to $1,870 million for the third quarter of 2024. The decrease was driven by lower volume from each of the F&II segments and price mix, primarily from lower raw material costs, partially offset by T&HS volume increases.
Cost of sales. Cost of sales decreased 2 percent to $1,361 million for the third quarter of 2025 compared to $1,391 million for the third quarter of 2024. The decrease was due primarily to lower volumes and lower raw material and input costs. Gross profit margin decreased to 25 percent for the third quarter of 2025 from 26 percent for the third quarter of 2024 due to lower fixed cost absorption from lower volumes.

Operating expenses. Operating expenses increased 3 percent to $203 million for the third quarter of 2025 compared to $198 million for the third quarter of 2024. Operating expenses as a percentage of net sales were 11 percent for the third quarter of 2025 and 2024. The increase in operating expenses was primarily attributable to increased employee costs.
Other operating (income) expense. Other operating expense was zero for the third quarter of 2025 compared to $1 million for the third quarter of 2024.
Restructuring/impairment charges. Restructuring/impairment charges were $3 million for the third quarter of 2025 primarily related to restructuring costs, compared to $12 million for the third quarter of 2024, which was for an impairment charge related to property, plant and equipment associated with manufacturing operations in the United Kingdom.
Financing costs. Financing costs increased to $7 million for the third quarter of 2025 compared to $1 million for the third quarter of 2024. The increase was primarily due to lower foreign exchange gains in the third quarter of 2025 compared to the third quarter of 2024.
Provision for income taxes. Our effective income tax rate for the third quarter of 2025 and 2024 was 28.6 percent and 30.8 percent. The decrease in the effective tax rate was primarily driven by an adverse ruling by tax authorities that generated a multi-year tax contingency during the third quarter of 2024 and the change in value of the Mexican peso against the U.S. dollar. These impacts were partially offset by the change in our permanent reinvestment status of a foreign affiliate during the third quarter of 2025 and the tax treatment related to the sale of our South Korea business in 2024.
Net income attributable to Ingredion. Net income attributable to Ingredion for the third quarter of 2025 decreased to $171 million from $188 million for the third quarter of 2024. The decrease was primarily due to the decrease in operating income, partially offset by a lower effective tax rate.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales increased to $605 million for the third quarter of 2025 compared to $600 million for the third quarter of 2024. The increase was primarily due to higher volumes and favorable foreign exchange impacts, partially offset by unfavorable price mix.
Adjusted operating income. T&HS adjusted operating income increased 9 percent to $105 million for the third quarter of 2025 compared to $96 million for the third quarter of 2024. The increase was primarily due to lower raw material costs and favorable volume impacts, partially offset by unfavorable price mix.
Food & Industrial Ingredients–LATAM
Net sales. F&II–LATAM net sales decreased 6 percent to $585 million for the third quarter of 2025 compared to $620 million for the third quarter of 2024. The decrease was primarily due to lower brewing industry volumes, customer and product mix management, and softer consumer demand.
Adjusted operating income. F&II–LATAM adjusted operating income decreased 11 percent to $116 million for the third quarter of 2025 compared to $131 million for the third quarter of 2024. The decrease was primarily due to the lower brewing industry volumes, customer and product mix management, and softer consumer demand.
Food & Industrial Ingredients–U.S./Canada
Net sales. F&II–U.S./Canada net sales decreased 7 percent to $507 million for the third quarter of 2025 from $548 million for the third quarter of 2024. The decrease was primarily due to lower volumes from the beverage and food industry and unfavorable price mix.
Adjusted operating income. F&II–U.S./Canada adjusted operating income decreased 18 percent to $81 million for the third quarter of 2025 from $99 million for the third quarter of 2024. The decrease resulted primarily from continued production challenges at one of our large manufacturing facilities and lower beverage and food industry volume demand.

All Other
Net sales. All Other net sales increased 17 percent to $119 million for the third quarter of 2025 from $102 million for the third quarter of 2024. The increase was primarily due to an increase from the Pakistan business.
Adjusted operating loss. All Other adjusted operating loss was $4 million for the third quarter of 2025 and 2024, reflecting improvements in the plant-based protein business, offset by lower profits from the Pakistan business.
Year-to-Date 2025
With Comparatives to Year-to-Date 2024
Net sales. Net sales decreased 3 percent to $5,462 million for year-to-date 2025 compared to $5,630 million for year-to-date 2024, primarily due to unfavorable price mix from lower raw material costs, unfavorable foreign exchange impacts, and lower volumes.
Cost of sales. Cost of sales decreased 5 percent to $4,064 million for year-to-date 2025 compared to $4,288 million for year-to-date 2024. The decrease was primarily due to lower raw material and input costs, leading to an increase in gross profit margin to 26 percent for year-to-date 2025 compared to 24 percent for year-to-date 2024.
Operating expenses. Operating expenses increased 4 percent to $604 million for year-to-date 2025 compared to $578 million for year-to-date 2024. Operating expenses as a percentage of net sales were 11 percent for year-to-date 2025 and 10 percent for year-to-date 2024. The increase was primarily attributable to increased employee costs.
Other operating (income) expense. Other operating income was $15 million for year-to-date 2025 compared to Other operating expense of $5 million for year-to-date 2024, primarily due to higher income from our Argentina joint venture and indirect tax benefits in Brazil.
Restructuring and impairment charges. Restructuring and impairment charges were $13 million for year-to-date 2025 primarily related to impairment charges for certain equity investments, decommissioning costs for previously announced plant closures and restructuring charges. Restructuring and impairment charges were $38 million for year-to-date 2024 primarily due to impairment charges related to certain equity investments and restructuring charges for our resegmentation that was effective January 1, 2024.
Financing costs. Financing costs decreased 7 percent to $28 million for year-to-date 2025 compared to $30 million for year-to-date 2024. The decrease was primarily due to lower interest expense on lower average outstanding debt balances during year-to-date 2025 compared to year-to-date 2024, partially offset by the impacts from foreign exchange losses in 2025 compared to foreign exchange gains in 2024.
Provision for income taxes. Our effective income tax rate for year-to-date 2025 decreased to 25.8 percent from 28.5 percent for year-to-date 2024. The decrease in the effective tax rate was primarily driven by the change in value of the Mexican peso against the U.S. dollar, an adverse ruling by tax authorities that generated a multi-year tax contingency in 2024, and the impairment of an equity method investment during 2024. These impacts were partially offset by the tax treatment on the sale of our South Korea business during 2024 and the change in our permanent reinvestment status of a certain foreign affiliate during the third quarter of 2025.
Net income attributable to Ingredion. Net income attributable to Ingredion for year-to-date 2025 increased to $564 million from $552 million for year-to-date 2024. Excluding the impact of the $90 million gain on the sale of our South Korea business in 2024 and lower effective tax rate in 2025, the increase was primarily due to the increase in operating income.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales increased 1 percent to $1,806 million for year-to-date 2025 from $1,785 million for year-to-date 2024. The increase was primarily due to higher volumes and favorable foreign exchange impacts, partially offset by unfavorable price mix.

Adjusted operating income. T&HS adjusted operating income increased 23 percent to $315 million for year-to-date 2025 from $256 million for year-to-date 2024. The increase was primarily due to lower raw material and manufacturing costs, partially offset by unfavorable price mix.
Food & Industrial Ingredients–LATAM
Net sales. F&II–LATAM net sales decreased 6 percent to $1,754 million for year-to-date 2025 from $1,866 million for year-to-date 2024. The decrease was primarily due to lower volumes and unfavorable foreign exchange impacts, partially offset by favorable price mix.
Adjusted operating income. F&II–LATAM adjusted operating income increased 2 percent to $370 million for year-to-date 2025 from $362 million for year-to-date 2024. The Argentina joint venture financial results for year-to-date 2025 improved from year-to-date 2024 primarily as a result of the Argentine peso devaluation that occurred in the first quarter of 2024. Apart from the joint venture results, the adjusted operating income increase was primarily due to lower raw material costs.
Food & Industrial Ingredients–U.S./Canada
Net sales. F&II–U.S./Canada net sales decreased 6 percent to $1,550 million for year-to-date 2025 from $1,644 million for year-to-date 2024. The decrease was primarily due to lower volumes and unfavorable price mix from softer beverage and food industry demand.
Adjusted operating income. F&II–U.S./Canada adjusted operating income decreased 11 percent to $259 million for year-to-date 2025 from $291 million for year-to-date 2024. The decrease resulted primarily from lower volumes and continued production challenges at one of our large manufacturing facilities, partially offset by lower raw material costs.
All Other
Net sales. All Other net sales increased 5 percent to $352 million for year-to-date 2025 from $335 million for year-to-date 2024. The increase was due to increased volumes, which offset the impact of lost sales volumes from our South Korea business that we sold in February 2024.
Adjusted operating loss. All Other adjusted operating loss decreased to $5 million for year-to-date 2025 from $18 million for year-to-date 2024. The decrease was primarily due to improved performance in the plant-based protein business.
Liquidity and Cash
As of September 30, 2025, we had total available liquidity of $3.8 billion. Domestic liquidity of $1.4 billion consisted of $423 million in cash and cash equivalents and $1.0 billion available through our commercial paper program. The commercial paper program is backed by $1.0 billion of borrowing availability under a five-year revolving credit agreement.
As of September 30, 2025, we had international liquidity of $2.4 billion, consisting of $492 million of cash and cash equivalents and $6 million of short-term investments held by our operations outside the U.S., as well as $1.9 billion of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries, which totaled $40 million as of September 30, 2025. We believe that our consolidated subsidiaries will be able to meet their financial obligations as they become due.
As of September 30, 2025, we had total debt outstanding of $1.8 billion. Of our outstanding debt, $1.7 billion consists of senior notes that do not require repayment until 2026 through 2050. The weighted average interest rate on our total indebtedness was approximately 4.0 percent for the third quarter of 2025 and 2024.
During the third quarter of 2025, we entered into a new revolving credit agreement to replace the previous revolving credit agreement, which was simultaneously terminated. The new revolving credit agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of $1.0 billion outstanding at any time that matures on August 27, 2030. Loans under the revolving credit facility accrue interest at a per annum rate equal, at our option, to either a term rate based upon the secured overnight financing rate (“SOFR”) plus an applicable margin, or a base rate (generally determined according to the highest of the prime rate, the federal funds rate plus 0.50%, or the 1-month term SOFR rate plus 1.00%) plus an applicable margin.

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
Net Cash Flows
Our cash provided by operating activities was $539 million for year-to-date 2025 compared to cash provided by operating activities of $1,000 million for year-to-date 2024. The decrease was primarily attributable to a $487 million change in working capital resulting from increased trade accounts receivables due to reduced utilization of customer financing programs, and increased inventories.
We used $298 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities year-to-date 2025 compared to $170 million of cash we applied year-to-date 2024 for the same purposes. Capital investment commitments for the full year of 2025 are anticipated to be between $400 million and $425 million. In addition, we received proceeds of $255 million in year-to-date 2024 and $12 million in year-to-date 2025 for the sale of our South Korea business, and we made $11 million of net investments in unconsolidated affiliates in year-to-date 2025.
We used $340 million of cash for financing activities year-to-date 2025 compared to cash used for financing activities of $601 million year-to-date 2024. The difference primarily reflected the absence of commercial paper borrowings year-to-date 2025 compared to $327 million of net repayments of commercial paper year-to-date 2024. In addition, for year-to-date 2025, we repurchased 1,036 outstanding shares of common stock in open market transactions at a net cost of $134 million, compared to year-to-date 2024 when we repurchased 762 thousand outstanding shares of common stock at a net cost of $87 million.
We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, was $157 million year-to-date 2025 compared to $156 million year-to-date 2024. The increase in dividend payments reflected an increase in our quarterly dividend rate to $0.82 per share in 2025 from $0.80 per share in 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of common stock
The following table presents information regarding our repurchase of shares of our common stock during the third quarter of 2025:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the 2022 Stock Repurchase Program
July 1 – July 31, 2025	152	132.64	152	2,786
August 1 – August 31, 2025	150	127.32	150	2,636
September 1 – September 30, 2025	325	123.41	325	2,311
Total	627	126.76	627
On November 3, 2025, the Board of Directors approved a new stock repurchase program authorizing us to purchase up to 8.0 million shares of our outstanding common stock from November 4, 2025 until December 31, 2028. The Board of Directors simultaneously terminated a stock repurchase program that it had approved September 26, 2022, which had authorized us to purchase up to 6.0 million shares of our outstanding common stock until December 31, 2025. As of September 30, 2025, we had 2.3 million shares available for repurchase under the previous repurchase program.
ITEM 5. OTHER INFORMATION
On November 3, 2025, the Company’s board of directors waived the applicability of the board’s executive officer retirement policy with respect to James P. Zallie, the Company’s President and Chief Executive Officer, thereby permitting Mr. Zallie to continue serving in his current position after attaining age 65 in April 2026.
Trading Arrangements
During the third quarter of 2025, none of Ingredion’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of Ingredion securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, or to be effected under any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Exhibits
We hereby file or furnish the exhibits listed below:

Exhibit No.	Description

10.1
Revolving Credit Agreement, dated as of August 27, 2025, by and among Ingredion Incorporated, as Borrower, the Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Ingredion’s Current Report on Form 8-K dated August 27, 2025, filed on August 28, 2025).

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

INGREDION INCORPORATED

Date: November 7, 2025	By:	/s/ James D. Gray
James D. Gray
Executive Vice President and Chief Financial Officer

Date: November 7, 2025	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Corporate Controller, Finance and Environmental, Social and Governance