Form 10-K
period 2025-12-31
Ingredion Inc
filed 2026-02-17
CIK 1046257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on the last day of the most recently completed second fiscal quarter (based upon the per share closing price of $135.62 as reported on the New York Stock Exchange on June 30, 2025, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $8,692,000,000.
The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of February 12, 2026 was 62,945,041.
Documents Incorporated by Reference:
Information required by Part III (Items 10, 11, 12, 13 and 14) of this report is incorporated by reference to certain portions of the registrant’s definitive Proxy Statement to be distributed in connection with its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

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
Forward-looking statements include, among others, any statements regarding our prospects, future operations, or future financial condition, earnings, net sales, capital expenditures, cash flows, expenses or other financial items, including management’s plans or strategies and objectives for any of the foregoing and any assumptions, expectations or beliefs underlying any of the foregoing.
These statements can sometimes be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “assume,” “believe,” “plan,” “project,” “estimate,” “expect,” “intend,” “continue,” “pro forma,” “forecast,” “outlook,” “opportunities,” “potential,” or other similar expressions or the negative thereof. All statements other than statements of historical facts therein are “forward-looking statements.
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
Actual results and developments may differ materially from the expectations expressed in or implied by these statements, based on various risks and uncertainties, including changes in consumer practices, preferences, price sensitivity, behaviors, demand and perceptions; the impact of geopolitical developments, tensions, threats or conflicts on the availability and prices of raw materials and energy supplies; supply chains and foreign exchange and interest rates; the impact of global business and economic conditions on demand for our products or our access to global credit and equity markets; our reliance on certain industries for a significant portion of our sales; operating difficulties at our manufacturing facilities and liabilities relating to product safety and quality; our ability to keep pace with technological developments in research and development and continue to offer innovative products; competitive pressures that may adversely affect our market share, revenue and profitability; market volatility that may adversely affect our ability to pass through potential increases in the cost of corn and other raw materials to customers, to purchase quantities of corn and other raw materials at prices sufficient to sustain or increase our profitability, or to supply product quantities and meet shipment delivery requirements that our customers demand; the impact on inputs to our procurement, production processes and delivery channels, such as raw material, energy, and freight and logistics, of price fluctuations, supply chain interruptions, tariffs, duties, and shortages; our ability to contain costs, manage working capital, and achieve budgets, including completion of planned maintenance and investment projects on time and on budget; global climate change and legal, regulatory, or market measures to address climate change; our ability to identify and complete acquisitions, divestitures, or strategic alliances on favorable terms or achieve anticipated synergies; the economic, political and other risks inherent in conducting operations in foreign countries and with foreign currencies; our ability to maintain satisfactory labor relations; our ability to attract, develop, retain, motivate and maintain good relationships with our workforce, including key personnel; the impact of legal and regulatory proceedings; the risks associated with pandemics; the impact of any impairment charges on intangible assets and goodwill; global and regional economic policies and changes to existing laws and regulations; changes in our tax rates or exposure to additional income tax liabilities; increases in interest rates that could increase our borrowing costs; risks affecting our ability to raise funds at reasonable rates and other factors affecting our access to sufficient funds for future growth and expansion; risks relating to the use of artificial intelligence and other advanced technologies, and our reliance on third‑party technology providers; interruptions, security incidents, or failures with respect to information technology systems, processes, and sites; risks affecting the continuation of our dividend policy; and our ability to maintain effective internal control over financial reporting.
Our forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments or otherwise. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks and uncertainties, see Item 1A. “Risk Factors” below and our subsequent reports on Form 10-Q and Form 8-K.

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
Products
Our innovative ingredient solutions help customers stay on trend with consumer-friendly, in-demand ingredients. Ingredion derives most of our products by processing corn and other starch-based materials, such as tapioca, potato, peas and rice. Our product lines include starches and sweeteners, animal feed products and edible corn oil. Our starch-based products include both food-grade and industrial starches, as well as biomaterials and non-GMO (genetically modified organism) products. Our sweetener products include glucose syrups, high maltose syrups, high fructose corn syrup, caramel color, dextrose, polyols, maltodextrins, glucose and syrup solids, high-intensity sweeteners, and various non-GMO products.
Starches are an important component in a wide range of processed foods and non-food applications. Food companies use starches for adhesion, clouding, dusting, expansion, fat replacement, freshness, gelling, glazing, mouthfeel, stabilization and texture. The paper industry uses starches to provide strength properties as well as adhesion in the conversion of corrugated boxes, and various industrial companies use paper starches for enhanced drainage, fiber retention, oil and grease resistance, improved printability and biochemical oxygen demand control. Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining and water filtration. The textile industry uses starches for sizing (abrasion resistance) to provide size and finishes for manufactured products. Specialty industrial starches are used for biomaterial applications, including biodegradable plastics, fabric softeners and detergents, hair and skin care applications, dusting powders for surgical gloves, and in the production of glass fiber and insulation. Our starch products represented 50 percent, 49 percent and 47 percent of our net sales in 2025, 2024 and 2023.
Sweeteners have broad application in food, beverage and brewing products. Food companies use our sweeteners in a wide variety of food and beverage products, such as baked goods, snack foods, canned fruits, condiments, candy and other sweets, dairy products, ice cream, jams and jellies, prepared mixes, table syrups, and beverages. These sweetener products offer functionality in addition to sweetness, such as texture, body and viscosity; help control freezing points, crystallization and browning; add humectancy (ability to add moisture) and flavor; and act as binders. Our high maltose syrups speed the fermentation process, allowing brewers to increase capacity without adding capital. Dextrose has a wide range of applications in the food and confection industries, in solutions for intravenous (“IV”) and other pharmaceutical applications. Some natural high-intensity sweeteners, such as stevia, provide a sweetness or functional alternative to full-caloric sweeteners for our customers. Some food and beverage customers seek these alternatives for their reduced-calorie or sugar-free foods and beverages. Our sweetener products represented 34 percent, 35 percent and 34 percent of our net sales in 2025, 2024 and 2023.
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
Our products compete with products made from other raw materials. High fructose corn syrup and monohydrate dextrose, for example, compete principally with cane and beet sugar products. Co-products, such as corn oil and gluten meal, compete with products of the corn dry milling industry and with soybean oil, soybean meal and other products. Fluctuations in prices of these competing products may affect prices of and profits derived from our products.

Business Segments
Beginning January 1, 2024, we re-aligned our operating segments, which resulted in a change to our reportable business segments. This change in operating segments better aligned our production assets and commercial efforts and resulted in three new reportable segments: Texture & Healthful Solutions (“T&HS”), which focuses on providing its solutions to the global market; and Food & Industrial Ingredients–Latin America (“F&II–LATAM”) and Food & Industrial Ingredients–U.S./Canada (“F&II–U.S./Canada”), each of which focuses on providing its products to local markets. In addition, operating segments that are not individually or collectively reportable segments are grouped and identified as “All Other.”
Texture & Healthful Solutions
T&HS focuses on providing global customers with a wide array of innovative ingredient solutions that maintain or enhance texture and deliver healthful product attributes for global and regional customers. T&HS product categories are primarily comprised of modified and native starches, clean-label texturizers, hydrocolloids, and customized formulations. T&HS ingredients deliver more functionality than our other products, add additional customer value, achieve higher average selling prices, and enable our customers to deliver high-quality, consumer-preferred products aligned with growing market and consumer trends such as health and wellness, clean-label, simple ingredients, affordability, indulgence and sustainability.
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
T&HS has a global manufacturing footprint with 20 manufacturing facilities in the U.S., Canada, Asia-Pacific and Europe, which produce ingredients based on raw materials that include corn, potato, tapioca, fruit, rice, and tree extracts. In addition, T&HS utilizes a network of tolling manufacturers to produce certain ingredients, which T&HS completes through its finishing channels.
Food & Industrial Ingredients–LATAM
F&II–LATAM consists of nine manufacturing facilities in Mexico and South America that convert primarily corn, but also some tapioca and sugar, into starches, sweeteners and co-products for the local needs of food and industrial markets in Latin America. Product applications include food production, brewing, beverages, paper manufacturing, textiles, adhesives, pharmaceuticals and cosmetics. F&II–LATAM has a significant presence in the brewing industry in Latin America, which uses high maltose corn syrup and starches in its brewing products, unlike brewing enterprises in the U.S. and Canada. F&II–LATAM’s customers for food and industrial ingredients, including global brands, source raw materials locally in the Latin America region.
F&II–LATAM’s facilities typically manufacture liquid or dry products that require minimal modification and are usually shipped by truck to local markets. Although most of our Mexico and Colombia operations use corn raw material inputs that they import from the U.S., our other South American operations procure their corn and other raw inputs from local producers in South America.
F&II–LATAM faces competition from U.S. imports into Mexico and from local producers, including ALMEX, a Mexican joint venture between ADM and Primient. South America is a more fragmented market of local producers, but Cargill maintains starch processing operations in Brazil and Argentina.
Most of F&II–LATAM’s customer contracts reflect country and industry practices. The brewing industry throughout Latin America primarily uses fee-based, multi-year contracts with pricing that updates quarterly. In Mexico, a significant portion of our volume is sold through annual, firm-priced contracts. Most customer contracts in South America are one-year contracts which have shorter pricing periods that adjust to factors such as inflation and local raw input prices, as well as spot sales and contracts that have pricing periods of three months or less.

F&II–LATAM holds a 49 percent ownership in Ingrear Holding S.A. (the “Argentina joint venture”), a joint venture with Grupo Arcor, an Argentine multinational company. The joint venture, which has operations in Argentina and is impacted by Argentine peso currency fluctuations, serves customers in Argentina, Chile and Uruguay.
Food & Industrial Ingredients–U.S./Canada
F&II–U.S./Canada consists of six manufacturing facilities in the U.S. and Canada that convert corn into starches and sweeteners and co-products for the local needs of food and industrial markets. F&II–U.S./Canada has a significant presence in the industrial market. Product applications include food and beverages, paper and packaging, pharmaceuticals and personal care. F&II–U.S./Canada’s facilities manufacture liquid or dry products that require minimal modification and are usually shipped using bulk rail cars or tanker trucks. The manufacturing process also generates co-products that customers use for animal nutrition and corn oil production. F&II–U.S./Canada’s customers include global brands that generally tend to source ingredients locally.
The starch and sweetener industry in the U.S. and Canada is highly competitive, and competition within these markets is largely based on product functionality, price and quality. F&II–U.S./Canada’s competitors include, among others, ADM, Cargill, and Primient.
F&II–U.S./Canada’s customer sales contracts are typically one year in length or shorter, although one-third of sales are multi-year, fee-based contracts.
All Other
We do not separately report results for operating segments that we classify in All Other, which includes sweetener and starch sales by our Pakistan business, sales of stevia by our PureCircle business, sales of other sweeteners from our Sugar Reduction businesses, and pea protein from our Protein Fortification business. In September 2025, we entered into a definitive agreement, which is subject to certain conditions and approvals, to sell a 51 percent ownership interest in the Pakistan business. We amended the agreement in December 2025 to grant Nishat Group an option to purchase additional shares for commensurate consideration per share.
We sold our South Korea business on February 1, 2024.
Industries Served
The approximate portion of total net sales by industry for each of our reportable segments and All Other in 2025 was as follows:

Industries Served	Total Ingredion	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other
Food	58%	83%	49%	40%	55%
Beverage	9	3	9	16	12
Brewing	7	—	17	4	—
Food and Beverage Ingredients	74	86	75	60	67

Animal Nutrition	7	2	12	8	10
Other	19	12	13	32	23
Total Net sales	100%	100%	100%	100%	100%
No customer or group of related customers accounted for 10 percent or more of our net sales in 2025, 2024 or 2023.
Customer Contracts
Some of our customer contracts provide for spot sales, while others are fee-based and adjust our selling prices based upon raw material input costs. Longer term customer contracts, such as those with the beverage industry, may have terms of one year or multiple years. Firm-based pricing reflects fixed prices for our products, which transfers risk to us for underlying input costs over the contract period. Conversely, fee-based pricing allocates the risk for the underlying input costs to our customers. Most of our multi-year contracts are fee-based and adjust our selling prices at intervals during the contract term.
Operations
Through our operations, we seek to leverage the power of our Ingredion Performance System to deliver consistent, sustainable improvement through five pillars—people, reliability, quality, management and safety. For each of these pillars, we assign leadership to corporate, segment and manufacturing facility levels. Our centralized production planning, distribution and financial functions give us the ability to serve global customers, leverage digital solutions and artificial intelligence, ration production capacity, identify synergies, and maximize the benefits of our global presence. We delegate authority for production improvements and empower local management to seek tailored innovation solutions throughout our worldwide operations, allowing us to bring added value to our customers and providing us with a unique understanding of the cultures and product requirements in each of our geographic markets. As of December 31, 2025, we utilized our global network of 41 active manufacturing facilities and joint venture partnerships to support our global product lines.
Most of our manufacturing processes are based on a capital-intensive, two-step process that involves the wet-milling and processing of starch-based materials. During the front-end process, we steep starch-based materials in a water-based solution and separate them into a starch slurry, protein, fiber or germ. We then further process the starch slurry to produce starches, sweeteners and other ingredients for various industries.
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
Corn is grown in many areas of the world, including the U.S., Canada, Mexico, Brazil, Argentina, Europe, South Africa and Pakistan. Our operations in the U.S. source corn produced in the U.S. Our subsidiaries outside the U.S. utilize supplies of corn from their local regions, as well as corn imported from other geographic areas, including the U.S. We generally expect the supply of corn for our subsidiaries to be adequate for our needs.
The price of corn fluctuates in response to various factors, including farmers’ planting decisions, climate, crop-related disease, domestic and foreign government policies (including those related to the production of ethanol), livestock feeding, shortages or surpluses of world grain supplies, and trade policies and agreements. Corn prices for our non-U.S. subsidiaries fluctuate as a result of the same factors that affect U.S. corn prices, although the impact of these factors on local markets may vary.
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
Ingredients sold by our Sugar Reduction businesses include stevia sweeteners, polyols, dextrose, allulose and fructooligosaccharides, which come from a variety of GMO and non-GMO raw material bases. Due to the competitive nature of our industry and the availability of substitute products, we may sell our products at prices that may differ from the raw material costs of corn, stevia leaf, or other input costs we incur.
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
Our R&D team consists of over 500 scientists and engineers who work collaboratively across our global network of 30 Ingredion Idea Labs®, with headquarters in Bridgewater, New Jersey. Our core capabilities include food and non-food product design and development, molecular discovery, analytical and sensory characterization, regulatory affairs, manufacturing process innovation, plant science, and project portfolio management. We collaborate with customers to develop specific application solutions either in the customers’ facilities, in our Idea Labs® and technical service centers, or at third-party contractors. Additionally, we partner with academic institutions, research organizations, and industry stakeholders to foster collaborative innovation and accelerate the development of new technologies. Our intellectual property portfolio, including patents and proprietary know-how, supports our strategic innovation initiatives and reinforces our commitment to delivering differentiated, high-performance ingredients to our customers around the world.
We continuously evaluate and refine our R&D investments to align them with our long-term business strategy, improve operational efficiencies, and drive sustainable growth for our company. On November 17, 2025, we entered into a lease for a new Global Innovation headquarters facility to be constructed in Bridgewater, New Jersey, which we expect will be ready for our use in the first half of 2028.
Sales and Distribution
Members of our salaried sales workforce, who are generally dedicated to customers in a geographic region, sell our products directly to manufacturers and distributors. In addition, we have employees who provide technical support to our sales personnel on an industry basis. We generally contract with trucking companies to deliver our bulk products to customer destinations. In North American countries serviced by our F&II segments, we generally use trucks to ship to nearby customers. For those customers located considerable distances from our manufacturing facilities, we primarily use either rail transport or a combination of rail transport and trucks to deliver our products.
Patents and Trademarks
As of December 31, 2025, we owned more than 1,800 patents and patents pending, which relate to a variety of products and processes, as well as a number of established trademarks under which we market our products. We also have the right to use other patents and trademarks under patent and trademark licenses. We do not believe that any individual patent or group of related patents or any trademark is material to our business.
Human Capital
Our core values—Care First, Be Preferred, Everyone Belongs, Innovate Boldly, and Owner’s Mindset—provide us with guidelines and expectations for ethical behavior among our employees. Our Code of Conduct is well-defined, and we have governance processes in place to manage compliance with our Code of Conduct, policies and procedures, and applicable laws and regulations.
Through our Care First value, we actively work to safeguard and enable the well-being of our people, the quality of our products, and our reputation for trust and integrity. We believe the strength of our workforce is one of the significant contributors to our success as a global company. Attracting, developing and retaining global talent with the right skills to drive our business is central to our values and long-term growth strategy. As a result, we believe our employees feel connected to our culture and through their actions demonstrate their identification with our values and their commitment to our purpose, innovation, and pursuit of our sustainability goals.
Workforce Profile
As of December 31, 2025, we employed approximately 11,200 people, of whom approximately 3,200 were located in the U.S. and Canada. Approximately 33 percent of our U.S. and Canadian employees are members of labor unions. We have collective bargaining agreements that expire in 2026 for approximately 160 total employees working in our manufacturing plants in Cedar Rapids, Iowa; Mapleton, Illinois; and London, Ontario.

The approximate number of employees by reportable segment and All Other as of December 31, 2025 was as follows:

Approximate Number of Employees
Texture & Healthful Solutions	3,200
Food & Industrial Ingredients–LATAM	3,900
Food & Industrial Ingredients–U.S./Canada	1,300
All Other (i)	2,800
Total Ingredion	11,200
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
Government Regulation
As a manufacturer and marketer of ingredients used in food and pharmaceutical industries, our products and operations are subject to federal, state, foreign and local statutes and regulations, including the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. We and many of our products are also subject to regulation by the U.S. Food and Drug Administration and other government agencies. Among other things, applicable regulations of these agencies prescribe requirements and establish standards for product quality, purity and labeling. Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines. No material fines were imposed on us in 2025. We may also be required to comply with federal, state, foreign and local laws regulating food handling and storage. We believe our compliance with these laws and regulations have not negatively affected our financial results or competitive position.
Our operations are also subject to federal, state, foreign and local laws and regulations for environmental matters, including air and water quality, as well as other regulations intended to protect public health and the environment. We operate industrial boilers that fire natural gas, coal, or biofuels to operate our manufacturing facilities. Those boilers, along with product dryers, are our primary source of greenhouse gas emissions. During 2025, we spent $63 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects. We currently expect that we will invest approximately $57 million for environmental facilities and programs in 2026.
Based on current laws and regulations and their enforcement and interpretation, we do not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that we will remain in compliance with those laws and regulations or that the costs of remaining in compliance will not have a material adverse effect on our future financial condition and results of operations.

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
Information about our Executive Officers
Our executive officers and their positions with us as of February 17, 2026 are as follows:

Name	Age	Positions, Offices and Business Experience
James P. Zallie	64	Chairman, President and Chief Executive Officer since January 2018 (appointed chairman in February 2026). Director of Sylvamo Corporation, a global producer of uncoated papers.
Larry Fernandes	61	Senior Vice President and Chief Commercial and Sustainability Officer since July 2018.
Davida M. Gable	59	Vice President, Corporate Controller since joining Ingredion in October 2021. Before that, Head of Global Accounting and External Reporting at Wayfair Inc., an e-commerce company.
James D. Gray	59	Executive Vice President and Chief Financial Officer since March 2017.
Tanya Jaeger de Foras	55	Senior Vice President, Chief Legal Officer, Corporate Secretary and Chief Compliance Officer since joining Ingredion in November 2021. Before that, Deputy General Counsel at Whirlpool Corporation, a global home appliance manufacturer.
Patrick I. Kalotis	52	Executive Vice President, Global Texture & Healthful Solutions since joining Ingredion in December 2025. Chief Executive Officer of Tissues International North America at APP Group, a pulp and paper manufacturer, from August 2024 to November 2025, and positions of increasing responsibilities at beverage companies Tropicana Brands Group from January 2022 to July 2024 and PepsiCo before that.
Michael J. Leonard	50	Senior Vice President, Chief Innovation Officer and Head of Protein Fortification, since May 2024. Chief Executive Officer at MycoTechnology, a food products supplier, from November 2023 to May 2024. Chief Executive Officer from August 2022 to November 2023 and Chief Technology Officer before that at Motif FoodWorks, a food processing company.
Michael O’Riordan	56	Senior Vice President, Texture & Healthful Solutions, EMEA and Asia-Pacific, since January 2024, and Board Chairman, Rafhan Maize Ltd., an Ingredion affiliate in Pakistan, since March 2023. Before 2024, Regional President, EMEA.
Rob Ritchie	56	Senior Vice President, Food & Industrial Ingredients, LATAM and U.S./Canada, since January 2024. Senior Vice President, Food & Industrial Ingredients, Americas, from May 2023 to December 2023. Before that, Regional President, Mexico, U.S./Canada Sweetener Solutions, Industrial Solutions and Kerr Concentrates.
Eric Seip	58	Senior Vice President, Global Operations and Chief Supply Chain Officer since joining Ingredion in January 2021. Before that, Senior Vice President, Global Supply Chain at ChampionX Holding Inc. (formerly Ecolab), an oil and gas equipment and services company.
Nancy Wolfe	56	Senior Vice President and Chief Human Resources Officer since joining Ingredion in January 2022. Before that, Senior Vice President, Human Resources at Bayer Crop Science (formerly Monsanto), an agriculture, chemical and biochemical solutions company.

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
Risks Related to Our Business and Our Industry
Changes in consumer practices, preferences, price sensitivity, behaviors, demand and perceptions may reduce the demand for our products.
The demand for food products that contain our ingredients, including agricultural products developed through biotechnology, may be adversely affected by changes in consumer practices, preferences, price sensitivities, tastes, and national, regional and local economic conditions. Consumer preferences and purchasing behaviors relating to food and beverage products continue to evolve and may be influenced by nutrition guidance, education campaigns, and public‑health initiatives. These developments may cause consumers to avoid food or beverage products that contain added sugars, sweeteners, carbohydrates, highly-processed foods, high fructose corn syrup, or biotechnology‑derived ingredients, in favor of foods or beverages that are perceived as being “healthier” or of contributing to a “cleaner” ingredient label. These perceptions have negatively affected the demand for some of our ingredients.

Some of our customers, including those engaged in the food and beverage industries, may incur significant costs to address increasing concern among consumers, public health professionals and government agencies about the potential health impacts associated with obesity and inactive lifestyles, which could materially affect price sensitivity and the demand for our products. Similarly, the increasing availability, use and acceptance of weight loss medications, including the expanded use of medications designed for weight loss in people without diabetes, may reduce sales of food and beverage products that contain our ingredients, since the medications regulate appetite and may reduce the overall amount of food and beverages consumed.

As a result, certain customers may reformulate products, reduce volumes, or discontinue products that incorporate certain of our ingredients, including sweeteners, starches, texturizers, and other specialty ingredients, or seek alternative ingredients from our competitors. Such changes could reduce demand for our products, increase pricing pressure, require additional investment by us in reformulation and product development, influence customer procurement decisions and mix, or result in underutilization of manufacturing assets. While we continue to invest in innovation and solutions that we believe aligns with evolving customer and consumer needs, these efforts may not fully offset those adverse demand, pricing, or cost impacts. Any of the foregoing could materially and adversely affect our production volumes, profit margins, results of operations, financial condition, and cash flows.
Geopolitical developments, tensions, threats or conflicts could harm our business by adversely affecting the availability and prices of raw materials and energy supplies; disrupting global markets, supply chains, and foreign exchange and interest rates, and causing changes in migration patterns.
Ingredion operates a global manufacturing and sourcing network and relies on agricultural commodities, energy, logistics services, and international customers, suppliers, and other counterparties. Our operations could be adversely affected by actions taken in connection with cross-border actions by the governments of countries in which we conduct business or through which our products may travel. Heightened geopolitical tensions, a perceived reduction in multilateral security cooperation, or changes to geopolitical policies or relationships, could contribute to increased or more volatile energy or freight costs, shortages or delays in raw materials or other inputs, sanctions or export controls, changes in trade policy, currency volatility, and reduced customer demand in certain markets. In addition, these factors may spur secondary or tertiary conflicts with or between other countries or regions, which could increase volatility in the availability and prices of raw materials and energy supplies, create supply chain disruptions or delays, or reduce customer or consumer demand.
These developments, together with ongoing conflicts and tensions in other regions, including the ongoing conflict between Russia and Ukraine and the continuing situation in the Middle East, could disrupt international trade flows, energy and commodity markets, transportation networks, and financial markets. Certain of these locations are in regions that provide sources of raw material and energy supplies for both us and some companies whose products we distribute, particularly in our Texture & Healthful Solutions segment and our Pakistan business.

In addition, heightened geopolitical uncertainty may increase the risk of cyber incidents, disrupt capital markets, and adversely affect foreign exchange and interest rate conditions, all of which could negatively affect our financial results. While we seek to mitigate these risks through diversification, risk management, and contingency planning, such efforts may not be successful. Any of the foregoing developments could materially and adversely affect our results of operations, financial condition, and cash flows.
Economic conditions may adversely impact demand for our products, reduce our access to credit, affect our investment returns and cause our customers and others with whom we do business to suffer financial hardship.
General business and economic conditions that could affect us include barriers to trade (including as a result of tariffs, duties and border taxes, among other factors), the strength of the economies in which we operate, unemployment, inflation, interest rates, tighter or uneven credit conditions, and fluctuations in debt and equity markets. While currently these conditions have not impaired our ability to access credit and equity markets to finance our operations, we are subject to the risk of further deterioration in the financial markets, including their impacts on our suppliers, customers, and consumers.
These economic developments could negatively affect our operations through reduced consumer demand for our products, pressure to extend our customers’ payment terms, insolvency of our customers and increased provisions for credit losses, product order delays or cancellations, less advantageous supplier finance terms and conditions, and counterparty failures.
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
Of our 2025 net sales, approximately 58 percent were generated by sales to the food industry, approximately 9 percent by sales to the beverage industry, approximately 7 percent by sales to the animal nutrition industry, and approximately 7 percent by sales to the brewing industry. If our customers in any of these industries were to substantially decrease their purchases, our business might be materially adversely affected.
Operating difficulties at our manufacturing facilities and liabilities relating to product safety and quality could adversely affect our business and harm our reputation.
Producing starches, sweeteners and other food and industrial ingredients is a capital-intensive industry. We conduct preventive maintenance and de-bottlenecking programs at our manufacturing facilities designed to maintain and improve capacity and facility reliability. If we encounter operating difficulties at a facility for an extended period or start-up problems with any capital improvement projects, we may not be able to meet a portion of our sales order commitments and could incur significantly higher operating expenses, either of which could adversely affect our operating results, financial condition, cash flows and prospects and result in adverse publicity. Furthermore, we use boilers to generate steam required in our production processes. An event that impairs the operation of a boiler for an extended period could have a significant adverse effect on the operations of other manufacturing facilities in addition to the facility where the event occurred. If we are unable to contain our operating costs and maintain the productivity and reliability of our production facilities, our profitability and growth could be adversely affected.
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

Our ability to expand our business may suffer if we do not keep pace with technological developments and continue to offer innovative products, including more sustainable production methods.
A significant portion of our growth depends on innovation in products, processes and services. Our R&D efforts may not result in new products and services at a rate or of a quality sufficient to gain or maintain market acceptance. Increasing capabilities from generative artificial intelligence may increase the ability of competitors or customers to identify or develop new solutions that could compete with or reduce demand for our products and services. If our R&D efforts lag those of our competition or do not align to customer or consumer demand, our business might be materially adversely affected.
Competitive pressures may adversely affect our market share, revenue and profitability.
We operate in a highly competitive environment. Competition in markets in which we compete is largely based on price, quality and product availability. Many of our products compete with virtually identical or similar products manufactured by other companies in the food and ingredients industry. In the U.S., our competitors include divisions of larger enterprises that have greater financial resources than we do. Some of these competitors, unlike us, have vertically integrated their corn refining and other operations. Many of our products also compete with products made from raw materials other than corn, including cane and beet sugar. Fluctuation in prices of these competing products may affect prices of, and profits derived from, our products. In addition, government programs supporting sugar prices indirectly impact the price of corn sweeteners, especially high fructose corn syrup. Furthermore, co-products such as corn oil and gluten meal compete with products of the corn dry milling industry and with soybean oil, soybean meal and other products, the price of some of which may be affected by government programs such as tariffs, duties or quotas. If we do not successfully respond to these market forces and developments, our business might be materially adversely affected.
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
In North American countries served by our F&II segments, we sell a large portion of our finished products derived from corn at firm prices established in supply contracts typically with a term of one year, though some terms may be shorter and some contracts have multi-year terms. To minimize the effect of volatility in the cost of corn related to these firm-priced supply contracts, we enter into corn futures and options contracts or take other hedging positions in the corn and soy futures market. These derivative contracts typically mature within one year. At expiration, we settle the derivative contracts at a net amount equal to the change in the price of the commodity from the date we entered the derivative contract, with the intention of offsetting the change in commodity prices from the time we entered the firm-priced supply contracts. The fluctuations in the fair value of these hedging instruments may adversely affect our cash flows. We fund any unrealized losses or receive cash for any unrealized gains on futures contracts on a daily basis. Although the corn and soy futures contracts or hedging positions are intended to minimize the effect of volatility of corn costs on operating profits, the hedging activity can result in losses, some of which may be material. In addition, our hedging activities may not be fully successful in limiting the effect of volatility on the cost of corn.

Inputs to our procurement, production processes and delivery channels, such as raw material, energy, and freight and logistics, may experience price fluctuations, supply chain interruptions, tariffs, duties, and shortages that could adversely affect our results of operations.
Our business in the past has been adversely affected by fluctuations in our energy costs, which represented approximately 9 percent of our finished product costs in 2025 and could be negatively affected by such fluctuations in future periods. We use energy primarily to create steam required for our production processes and to dry products. We consume natural gas, electricity, coal, fuel oil, wood and other biomass sources to generate energy.
Because we ship products worldwide, our business in the past has been, and in future periods could be, adversely affected by fluctuations in freight and logistics costs, tariffs, duties, and disruptions in supply channels between parties and locations that include our suppliers, production and storage facilities, tolling and packaging partners, distributors and customers. Risks to our business include impacts from labor strikes or weather-related events that affect transportation by rail, air, shipping or ground.
The market prices for our raw materials, supply chain freight and logistics, and energy may vary considerably depending on supply and demand, global economic conditions, trade policies and agreements, tariffs, duties and other factors. We purchase these commodities and services based on our anticipated usage and future outlook for these costs. Changes in trade policy, including the imposition of new or increased tariffs, duties or border measures, and retaliatory actions by trading partners, could increase our input and logistics costs or disrupt supply chains. We may not be able to purchase these commodities and services at prices that we can adequately pass on to customers, which could have an adverse impact on our growth and profitability.
An inability to contain costs, manage working capital, or achieve budgets, including completing planned maintenance and investment projects on time and on budget, could adversely affect our future profitability or cash flows.
Our future profitability and growth depend on our ability to contain operating costs and per unit product costs and to maintain and implement effective cost control programs, while also maintaining competitive pricing and superior quality products, customer service and support. Our ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs, as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements. Our working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of corn and other agricultural commodities, which may fluctuate significantly and change quickly. In addition, our future profitability and growth depend on our ability to achieve budgets, including completing planned maintenance and investment projects on time and on budget. If we do not successfully manage these activities, our business might be materially adversely affected.
Global climate change and legal, regulatory, or market measures to address climate change, may negatively affect our business, operating results, financial condition, cash flows, and prospects.
We are subject to risks associated with the long-term effects of climate change on the global economy and on our industry in particular. Extreme weather and natural disasters that occur around the globe, such as drought, wildfires, storms, floods, and changes in ocean currents, could make it more difficult and costly for us to manufacture, store, and deliver our products to our customers, obtain raw materials from our suppliers, or perform other critical corporate functions. In particular, if such climate change impacts negatively affect agricultural productivity, we may be subject to decreased availability or less favorable pricing from certain commodities that are necessary for our products, including corn, specialty grains, rice, stevia, peas and sugar. Adverse weather conditions and natural disasters could reduce crop size and crop quality, which could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our costs of storing and transporting raw materials, or disrupt production schedules. Our manufacturing operations also could be adversely affected by reduced water availability resulting from droughts or other interruptions from acute and chronic physical climate events due to climate change, including droughts, heat waves, freezing temperatures, changing precipitation patterns and heat stress.
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
We are or will be obligated to comply with new sustainability and climate-related reporting requirements under California climate-related reporting statutes, laws of member states of the European Union implementing the EU Corporate Sustainability Reporting Directive, and other laws and regulations that continue to evolve. These sustainability reporting requirements, under evolving sustainability reporting frameworks, will require us to provide, at least annually, detailed public disclosures about the greenhouse gas emissions and other climate-related effects our activities produce, the climate-related operating and financial risks we face, and the strategies we pursue to reduce and adapt to the impacts of climate change. We expect to incur substantial costs to prepare these disclosures and implement internal controls for sustainability reporting. Changes in the scope, timing, or interpretation of these requirements, and any divergence among reporting regimes across jurisdictions, could increase our compliance costs, create disclosure and control challenges, and expose us to enforcement actions, litigation, or reputational harm. If we fail to compile, assess and report the required operating and accounting information in a timely manner and in accordance with mandatory reporting standards or if public statements regarding sustainability-related matters are alleged to be misleading, we could be exposed to fines and other sanctions and sustain harm to our reputation.
If we do not identify and complete acquisitions, divestitures, or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, we could experience unforeseen operating difficulties, additional expenses and the diversion of significant management resources from our ongoing business.
We regularly review potential acquisitions, joint ventures, or strategic alliances with candidates who possess complementary businesses, technologies, services, or products. In addition, we regularly review potential divestitures based on our strategic priorities, benefits, impacts, and opportunities of such transactions. We have completed several such divestitures in recent years such as the sale of our South Korea business in February 2024, for which we are still receiving consideration payments. In September 2025, we entered into a definitive agreement to sell a 51 percent ownership interest in the Pakistan business, which we amended in December 2025 to grant Nishat Group an option to purchase additional shares for commensurate consideration per share. We may be unable to find suitable acquisition candidates, purchasers for operations we may wish to sell, or appropriate partners with whom to make investments, form partnerships, joint ventures or strategic alliances. Even if we identify appropriate acquisition, divestiture, investment or alliance candidates, regulatory reviews may prevent a transaction from being consummated, or we may be unable to complete acquisitions, divestitures, investments or alliances on favorable terms, on time, on budget, or at all.
The failure to consummate proposed transactions may result in the diversion of substantial resources, including management time and cash used for transaction-related expenses, which otherwise would be available for developing our ongoing business. Due diligence performed before a transaction may fail to identify a material liability or an issue that could have an adverse impact on our reputation or reduce or delay the anticipated benefits resulting from the transaction. In addition, the process of integrating an acquired business, technology, service, or product into our existing business and operations, or of divesting certain operations or businesses, may result in unforeseen operating difficulties and expenditures, including with respect to the retention of strategic talent, systems integration, and internal control effectiveness. Integration of an acquired company or transition of a divested business or operations to a new owner may also require significant management resources that otherwise would be available for developing our ongoing business. Moreover, we may not realize the anticipated benefits of any acquisition, divestiture, investment or strategic alliance and may have to record impairment charges on goodwill or other write-offs. Future acquisitions, divestitures or investments could also require us to issue equity securities, consolidate financial statements of variable interest entities, incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business.
In addition, we participate in several joint ventures, some of which are intended to be long-term investments, in which we have limited control over governance, financial reporting, and operations. As a result, we face operating, financial, legal and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, differences in objectives between us and our partners, legal and compliance risks relating to actions or omissions of the joint venture or our partners, and the risk that we will be unable to resolve disputes with the joint venture partners. As a result, these investments may contribute significantly less than we anticipate to our earnings and cash flows.
We operate a multinational business subject to the economic, political and other risks inherent in conducting operations in foreign countries and with foreign currencies.
We sell products to, purchase inputs from, and operate in foreign countries where we transact with foreign currencies, and where our results are subject to foreign currency exchange fluctuations. Historically, we have been able to adjust local prices relatively quickly to offset the effect of local currency depreciation versus the U.S. dollar, although we may not be able to do so in the future. If the value of the U.S. dollar changes versus a foreign currency, it could take us an extended period to offset the impact of any such changes. We may hedge transactions that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. Our hedging activities may not be fully successful in limiting the adverse impacts of currency movements.
Our international operations are subject to political, economic and other risks. There has been and continues to be significant political instability in some countries and regions in which we operate. Additional uncertainties have resulted from changes in the U.S. government’s approach to international trade policy, including a review of long standing free trade agreements, both generally and with respect to matters directly and indirectly affecting agricultural commodities such as corn, sugar and soy. Unilateral actions affecting trade, protectionist trade measures, renegotiation of existing bilateral or multi-lateral trade agreements, the formation of new agreements or treaties with or between foreign countries, retaliatory actions by countries, and consequences from market uncertainty related to any of these events could adversely impact our operations, earnings and cash flows. Resulting tariffs, duties, levies, or import or export licensing requirements could also adversely affect our results of operations. Economic changes, terrorist activity and political unrest may result in business interruption or decreased demand for our products. Country capital controls, such as those imposed in Pakistan and Argentina, may prevent the repatriation of dividends or payments due to us from our investments and subsidiaries or transfer of consideration payments for divestitures, such our pending agreement to sell an interest in our Pakistan business, in countries that impose such controls.
Our profitability could be negatively impacted if we fail to maintain satisfactory labor relations.
We have employees domiciled in the U.S. and in other countries who belong to labor unions. Strikes, lockouts or other work stoppages or slowdowns involving our unionized employees or attempts to organize for collective bargaining purposes among non-unionized employees could have a material adverse effect on our business. The collective bargaining agreement that we have at our Cedar Rapids, Iowa facility, which experienced a strike from September 2022 to January 2023 involving approximately 103 employees, covers approximately 120 employees and expires on August 1, 2026.
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
Changes in our labor markets and those of our vendors as a result of pandemics, migration, and other socioeconomic and demographic changes have increased the competition for hiring and retaining talent. As a result of this competition, we may be unable to continue to attract, develop, retain, motivate and maintain good relationships with suitably qualified individuals at acceptable compensation levels who have the managerial, operational, and technical knowledge and experience to meet our needs. Furthermore, any failure by us to manage internal succession or to effectively transfer knowledge from departing employees to others in the organization could adversely affect our business and results of operations. Even if we succeed in hiring new personnel to fill vacancies, lengthy training and orientation periods might be required before new employees are able to achieve acceptable productivity levels. Any failure by us to attract, develop, retain, motivate and maintain good relationships with qualified individuals could adversely affect our business and results of operations.

Our business and financial results may be adversely affected by legal and regulatory proceedings.
We may from time to time become involved in legal and regulatory proceedings, lawsuits, claims, and investigations in the ordinary course of business, some of which could be material. The outcome of such legal matters, including failure to comply with applicable laws and regulations, workplace and labor matters, asbestos related claims, environmental proceedings, and product liability, tort, and commercial claims, may differ from our expectations because the outcomes of such legal matters may be difficult to predict with certainty. Various factors and developments could lead us to change current estimates of liabilities and related insurance receivables, where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, or unfavorable development, any of which could result in material charges. The occurrence of any of the foregoing matters could adversely affect our operating results, financial condition, cash flows and prospects and could require us to devote significant resources to rebuild our reputation.
Pandemics could have a material adverse effect on our business.
Pandemics, such as the coronavirus pandemic in 2020 and subsequent years, have had, and could continue to have, negative impacts on our business, including by causing significant volatility in the commodity and currency markets, changes in consumer demand, behavior or preference, disruptions in our supply chain and manufacturing capacity, limitations on our employees’ ability to work and changes in the economic or political conditions in markets we serve, some of which could constrain or halt shipments from suppliers or to customers. Future epidemics or pandemics could affect the demand for and pricing of our co-products or products.
The recognition of impairment charges on long-lived assets, goodwill or investments could adversely impact our future financial position and results of operations.
As of December 31, 2025, our intangible assets and goodwill, net had a combined carrying value of $1,269 million, representing approximately 16 percent of our total consolidated assets. We perform an annual impairment assessment for our indefinite-lived intangible assets and goodwill and as required for investments and other long-lived assets. If the results of such assessments were to show that the fair value of these assets were less than the carrying values, we could be required to recognize a charge for impairment of long-lived assets, goodwill or investments, which could be material.
The future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date for our indefinite-lived assets and goodwill of July 1, 2026.
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
In addition, recent and potential future changes in the priorities and scope of U.S. federal or state regulatory agencies may increase legal, regulatory, and operational uncertainty for us, including with respect to environmental regulation, immigration enforcement and labor availability, trade policy, and tax and fiscal legislation. Such changes could increase costs, disrupt supply chains, limit access to talent, affect demand, and reduce predictability in regulatory oversight and enforcement.
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
The Organisation for Economic Co-operation and Development (the “OECD”), an international association of countries including the United States, is continuing discussions regarding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax, referred to as the “Pillar One” and “Pillar Two” proposals. Many countries, including countries in which we have operations, have enacted or are in the process of enacting laws based on the Pillar Two proposals. While the Pillar Two minimum tax requirement did not have a material impact on our current effective tax rate, we continue to monitor developments and administrative guidance in addition to evaluating the potential impact on our consolidated financial statements for future periods.
Risks Related to Our Financing Activities
Increased interest rates could increase our borrowing costs.
We continue to issue debt securities to finance capital expenditures, working capital and acquisitions, and for other general corporate purposes. Sustained or higher interest rates, tighter or uneven credit conditions, and capital market volatility could increase our cost of borrowing, constrain our access to liquidity, and heighten refinancing risk as debt maturities approach. An increase in interest rates in the general economy could result in an increase in our borrowing costs for these financings, as well as under our revolving credit facility, which bears interest at an unhedged floating rate. We have senior notes with $499 million principal, net of discounts, which incur interest at 3.2 percent annually, that mature on October 1, 2026. If we are unable to secure refinancing of these notes at a favorable interest rate, our financial results and cash flows could be adversely affected.
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
Risks Related to Artificial Intelligence, Our Data, and Our Information Technology Systems
Our increasing use of artificial intelligence and other advanced technologies, and our reliance on third‑party technology providers, could expose us to operational, legal, regulatory, cybersecurity, and reputational risks that may adversely affect our business.
We and our customers, suppliers, and service providers increasingly develop, deploy, and rely on artificial intelligence (“AI”), machine learning and other advanced technologies to support product innovation, manufacturing operations, quality and safety processes, supply‑chain planning, customer service, and other administrative functions. These technologies are complex and may be less transparent or predictable than other technologies, and may fail, underperform, or produce incorrect, biased, or otherwise unreliable outputs, which could disrupt operations, adversely affect decision making, compromise product quality, or otherwise result in financial loss. Our use of and the value derived from AI may lag behind that of our competition. In addition, AI regulations are rapidly evolving and may diverge across jurisdictions, which could increase our compliance costs and limit how we deploy AI. How AI-related technologies are trained and the output from such tools could be the subject of infringement claims or other types of litigation. We may also incur significant capital expenditures and operating costs to acquire, implement, maintain and update AI capabilities, and may not realize the expected benefits of these capabilities. Further, AI may affect our workforce needs and may create challenges related to recruiting, retention, training and employee relations. If we fail to develop or use AI responsibly, or if public statements regarding our use of AI are alleged to be misleading, we could suffer reputational harm, regulatory scrutiny, or litigation, any of which could adversely affect our business, results of operations, financial condition and cash flows.
Our information technology systems, processes and sites may suffer interruptions, security incidents, or failures that may affect our ability to conduct our business and cause significant damage to our reputation.
Our operations rely on certain key information technology systems, which are dependent on services provided by third parties and provide critical data connectivity, information and services for internal and external users. These interactions include, among others, ordering and managing materials from suppliers, risk management activities, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, administering human resources benefits and payroll management, complying with regulatory, legal and tax requirements, and other processes necessary to manage our business. Increased information technology security and social engineering threats and more sophisticated cyber crime, including advanced persistent threats, pose potential risks to the security of our information technology systems, networks and services, as well as the confidentiality, availability and integrity of our third-party and employee data. Threat actors increasingly leverage AI, including deepfakes and other tools, to enhance phishing and social‑engineering attacks, which may make it more difficult for us to prevent, detect and respond to cybersecurity incidents. We also face risks from zero‑day vulnerabilities, supply‑chain attacks, and cybersecurity incidents involving third‑party service providers, cloud platforms, or software vendors upon which we rely. In addition, evolving cybersecurity and privacy regulations, including tighter incident reporting timelines and increased enforcement, may increase our compliance costs and potential liability, and our insurance coverage for cybersecurity‑related losses may be unavailable, insufficient, or subject to increased premiums, retentions or exclusions.
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
The third-party data management providers and other vendors that we rely upon may have or develop security problems or security vulnerabilities which may also affect our systems or data. A data security or privacy breach of their systems or other form of cyber-based attack may occur in the future. In addition, we use external vendors to perform security assessments on a periodic basis to review and assess our information security. We utilize this information to audit ourselves, monitor the security of our technology infrastructure, and assess whether and how to prioritize the allocation of scarce resources to protect data and systems. These security assessments and audits, however, may not identify or appropriately categorize relevant risks or protect our computer networks against security intrusions. Although we require our third-party vendors contractually to maintain a level of security that is acceptable to us and work closely with key vendors to address potential and actual security concerns and attacks, not all confidential, proprietary, or personal information may be protected on their systems.
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
Risks Related to Investment in Our Common Stock
We may not continue to pay dividends, repurchase shares of our common stock, or to pay dividends or repurchase shares of our common stock at the same rate as paid in our most recent fiscal quarters.
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
If we experience material weaknesses in our internal control over financial reporting and are unable to remediate such material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or our disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements, and adversely impact our stock price. For example, we previously reported a material weakness in our internal control over financial reporting, which we fully remediated in fiscal 2021, related to ineffective information technology controls related to user access over certain information technology systems.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We face numerous cybersecurity risks that include cyber-based attacks and other security threats to our systems. We also could be adversely affected by cybersecurity incidents affecting our suppliers and other third-party service providers. To meet these threats, we expend substantial resources on cybersecurity risk management, strategy and governance.
The Board of Directors, directly and through its Audit Committee, oversees our cybersecurity risk management by reviewing material cybersecurity trends, potential risks and strategic priorities, and by monitoring progress towards those priorities. The Audit Committee is responsible under its charter for reviewing with our management the processes management has implemented to monitor and mitigate cybersecurity risk exposures. On a regular basis, the Audit Committee considers management’s reports on significant changes to our cybersecurity strategy, as well as risk mitigation and remediation efforts being undertaken with respect to cybersecurity incidents and under the program generally. The Audit Committee regularly reports to the Board of Directors on its activities with respect to cybersecurity matters.
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
Our cybersecurity risk management processes are integrated as part of our overall enterprise risk management processes. Our Audit Committee conducts its oversight of our cybersecurity risk management as part of its oversight of our enterprise risk management policies and procedures. In addition, we conduct an annual survey of over 500 Ingredion business leaders across multiple functions and geographic locations that asks them to evaluate the potential severity and likelihood of cybersecurity matters, among other enterprise and information technology risks. We solicit their views on information and data security protection against cyber and internal threats, reliability of systems including disaster recovery related to malware or other cyber threats, and system implementation failures, and evaluate the responses to modify our risk mitigation strategies accordingly.
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
Our Chief Digital and Information Officer, who holds a bachelor’s degree in computer science, has over 30 years of experience at multinational companies, including seven years of service at Ingredion in his current position as a digital leader and executive, which includes experience managing and responding to cybersecurity risks. Our Senior Director, Global Information Security, who has over two decades of service at multinational companies and a federal government agency, including over three years of service at Ingredion in his current position dedicated to information technology and cybersecurity, possesses significant experience in protecting critical data and building cybersecurity-resilient organizations. He holds a bachelor’s degree in telecommunications management and a master’s degree in cybersecurity, as well as a current Certified Information Systems Security Professional (“CISSP”) certification.

While we regularly face attempted cyber intrusions, no cybersecurity intrusions have materially affected our operations to date. Notwithstanding our investment in cybersecurity, however, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations, or financial condition. For a discussion of cybersecurity risks affecting our business, see Item 1A., Risk Factors—Risks Related to Our Information Technology Systems, Processes and Sites.

ITEM 2. PROPERTIES
We own or lease, directly and through our consolidated subsidiaries, 41 active manufacturing facilities. In addition, we lease our corporate headquarters in Westchester, Illinois; our Idea Labs® headquarters in Bridgewater, New Jersey and White Marsh, Maryland; and shared service centers in Tulsa, Oklahoma; Guadalajara, Mexico; and Kuala Lumpur, Malaysia.
As of February 17, 2026, our three reportable business segments and All Other include the following 41 active manufacturing facilities:

Texture & Healthful Solutions
Shandong Province, China	Owned
Shanghai, China	Owned
Hamburg, Germany	Owned
Wesenberg, Germany	Owned
Ahmedabad, Gujarat, India	Owned
Malegaon, Nashik, Maharashtra, India	Owned
Ban Kao Dien, Thailand	Owned
Kalasin, Thailand	Owned
Sikhiu, Thailand	Owned
Banglen, Thailand	Leased
Idaho Falls, Idaho, U.S.	Owned
Indianapolis, Indiana, U.S.	Owned
Fort Fairfield, Maine, U.S.	Owned
Belcamp, Maryland, U.S.	Owned
North Kansas City, Missouri, U.S.	Owned
Salem, Oregon, U.S.	Owned
Charleston, South Carolina, U.S.	Owned
Richland, Washington, U.S.	Owned
Moses Lake, Washington, U.S.	Owned
Plover, Wisconsin, U.S.	Owned

Food & Industrial Ingredients–LATAM
Balsa Nova, Brazil	Owned
Cabo, Brazil	Owned
Mogi-Guacu, Brazil	Owned
Barranquilla, Colombia	Owned
Cali, Colombia	Owned
San Juan del Rio, Queretaro, Mexico	Owned
Guadalajara, Jalisco, Mexico	Owned
Mexico City, CDMX, Mexico	Owned
Lima, Peru	Owned

Food & Industrial Ingredients–U.S./Canada
Cardinal, Ontario, Canada	Owned
London, Ontario, Canada	Owned
Bedford Park (Chicago), Illinois, U.S.	Owned
Mapleton, Illinois, U.S.	Owned
Cedar Rapids, Iowa, U.S.	Owned
Winston-Salem, North Carolina, U.S.	Owned

All Other
Ganzhou, China	Owned
Enstek, Malaysia	Owned
Cornwala, Jaranwala, Pakistan	Owned
Mehran, Jamshoro, Pakistan	Owned
Rakh Canal, Faisalabad, Pakistan	Owned
South Sioux City, Nebraska, U.S.	Owned
As of December 31, 2025, we owned our Alcantara facility, which we closed in 2026 and expect to sell in 2027. Additionally, in September 2025, we entered into a definitive agreement to sell a minimum of our 51 percent ownership interest in the Pakistan business, which is subject to certain conditions and approvals. We believe our manufacturing facilities are sufficient to meet our current production commitments, and we conduct preventive maintenance and de-bottlenecking programs designed to improve grind capacity and facility reliability. Furthermore, we intend to continue capital investments to support updates, modifications, improvements and efficient operations of our facilities for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
In September 2022, following certain air emissions testing Ingredion performed at our Bedford Park, Illinois manufacturing facility, we reported to the Illinois Environmental Protection Agency (the “Illinois EPA”) that certain emissions had exceeded applicable limits under an air emissions permit. On February 8, 2023, the Illinois EPA issued us a Notice of Violation with respect to the matter addressed in our report. Violations of the Illinois environmental statute could result in the imposition of civil or criminal monetary penalties. We are engaged in discussions with the Illinois EPA regarding this matter.
In addition to the foregoing matter, we are currently subject to claims and suits arising in the ordinary course of business, including those relating to workplace and labor matters, asbestos-related claims, environmental proceedings and commercial claims. We also routinely receive inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to compliance with laws and regulations relating to the environment, and at any given time we have matters at various stages of resolution with the applicable governmental authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We do not believe that the results of currently known legal proceedings and inquires will be material to us. There can be no assurance, however, that such claims, suits or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information: Our common stock is listed and traded on the New York Stock Exchange under the symbol “INGR.”
Holders: On February 12, 2026, there were 2,623 holders of record of our common stock.
Dividends: We have a history of paying quarterly cash dividends. The amount and timing of the dividend payment, if any, is based on a number of factors, including our future estimated earnings, financial position and cash flows. The payment of a dividend, as well as the amount of any dividend, is solely at the discretion of our Board of Directors. Future dividend payments will be subject to our financial results and the availability of funds and statutory surplus to pay dividends.
Issuer Purchases of Equity Securities: The following provides information about our stock repurchases during the fourth quarter of 2025:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs
October 1 – October 31, 2025	226	$120.54	226	2,085
November 1 – November 30, 2025	240	107.70	240	7,760
December 1 – December 31, 2025	330	109.99	330	7,430
Total	796	110.82	796
All repurchases during the fourth quarter of 2025 were made in open market transactions.
On November 3, 2025, the Board of Directors approved termination of our existing stock repurchase program and approved a new stock repurchase program authorizing us to purchase up to 8.0 million shares of our outstanding common stock during the period from November 4, 2025 through December 31, 2028. Repurchases under the program may be made by us from time to time in the open market, in privately negotiated transactions or otherwise, at prices we deem appropriate.
ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “the Company,” “Ingredion,” “we,” “us,” and “our” and similar terms refer to Ingredion Incorporated and its consolidated subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those expressed or implied in any forward-looking statements. See “Forward-Looking Statements” above.
Overview
We are a leading global ingredient solutions provider that transforms grains, fruits, vegetables and other plant-based materials into value-added ingredient solutions for the food, beverage, animal nutrition, brewing and industrial markets. Our innovative ingredient solutions help customers stay on trend with simple ingredients and other in-demand ingredients.
While we identify the impacts on our results of divestitures, acquisitions and investments, including investments in joint ventures that we account for as equity method investments, our discussion below also addresses results of operations excluding those impacts, where appropriate, to provide a more comparable and meaningful analysis.
Results of Operations
We have three reportable business segments: Texture & Healthful Solutions (“T&HS”), Food & Industrial Ingredients–LATAM (“F&II–LATAM”) and Food & Industrial Ingredients–U.S./Canada (“F&II–U.S./Canada”). In addition, operating segments that are not individually or collectively a reportable segment are grouped and classified as “All Other.”
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
In 2025, Ingredion continued to optimize its global operations and lower corn costs to deliver healthy solutions to our customers. As a result, Net income attributable to Ingredion for 2025 was $729 million, which represented an increase of 13 percent from $647 million, a year which included a $90 million gain on the February 2024 sale of our South Korea operations. Diluted earnings per share were $11.18 for 2025, compared to $9.71 for 2024. Our operating income of $1,016 million for 2025 increased by 15 percent from operating income of $883 million for 2024. The results from 2024 included impairment charges for the cessation of operations at our manufacturing facilities in Vanscoy, Canada; Goole, United Kingdom; and Alcantara, Brazil. For 2025, net sales decreased 3 percent to $7.2 billion from 2024, which was primarily due to unfavorable price mix, including the pass through of lower corn costs, and lower volumes.
For the Year Ended December 31, 2025
With Comparatives for the Year Ended December 31, 2024
Net sales. Net sales decreased 3 percent to $7.2 billion for 2025 compared to $7.4 billion for 2024. The decrease in net sales was driven by lower volume from each of the F&II segments and price mix, primarily from lower raw material costs, partially offset by T&HS favorable volumes.
Cost of sales. Cost of sales decreased 4 percent to $5.4 billion for 2025 compared to $5.6 billion for 2024. The decrease in cost of sales was primarily due to lower raw material and input costs. As a result, our gross profit margin increased to 25 percent in 2025 compared to 24 percent in 2024.
Operating expenses. Operating expenses increased 4 percent to $815 million for 2025 compared to $782 million for 2024. The increase in operating expenses was primarily attributable to increased employee costs. Operating expenses as a percentage of net sales was 11 percent in 2025 and 2024.

Other operating (income), net. Other operating (income), net was $24 million for 2025 compared to $1 million for 2024. The increase was primarily attributable to reduced fees from the sale of our receivables, indirect tax benefits recognized in Brazil, and higher income from our equity method investments.
Restructuring/impairment charges. Restructuring and impairment charges decreased to $21 million for 2025 compared to $127 million for 2024. The 2024 charges were primarily related to impairments due to the cessation of operations at our manufacturing facilities in Vanscoy, Canada; Goole, United Kingdom; and Alcantara, Brazil, in addition to restructuring costs from our January 1, 2024 resegmentation. In 2025, we recorded impairment charges for equity investments and decommissioning costs for previously announced plant closures and restructuring activities that occurred during the year.
Financing costs. Financing costs decreased 5 percent to $37 million for 2025 compared to $39 million for 2024. The decrease was primarily due to lower interest expense on lower average outstanding debt balances during 2025 in comparison to 2024, partially offset by foreign exchange losses in 2025 compared to foreign exchange gains in 2024.
Net (gain) on sale of business. Net (gain) on sale of business was $90 million for 2024 to reflect the sale of our South Korea business. There was no such gain recorded in 2025.
Other non-operating expense. Other non-operating expense increased to $5 million for 2025 compared to $3 million for 2024.
Provision for income taxes. Our effective income tax rates were 24.4 percent for 2025 and 29.8 percent for 2024. The decrease in the effective tax rate was primarily driven by the change in value of the Mexican peso against the U.S. dollar in 2025, an unfavorable ruling by tax authorities that generated a multi-year tax contingency in 2024, and the impairment of an equity method investment during 2024. These impacts were partially offset by the change in our permanent reinvestment status of a certain foreign affiliate in 2025 and the favorable tax treatment in 2024 on the sale of our South Korea business.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was flat at $7 million for both 2025 and 2024.
Net income attributable to Ingredion. Net income attributable to Ingredion for 2025 increased to $729 million compared to $647 million for 2024. The increase in net income was primarily due to higher operating income, lower financing costs and lower taxes in 2025.
Texture & Healthful Solutions
Net sales. T&HS net sales increased 1 percent to $2,397 million for 2025 compared to $2,366 million for 2024. The increase was primarily driven by increased volumes for starches and clean label solutions, partially offset by lower price mix.
Operating income. T&HS operating income increased 16 percent to $405 million for 2025 compared to $350 million for 2024. The increase was driven by lower raw material and input costs, as well as improved volumes, partially offset by an unfavorable price mix and higher operating expenses.
Food & Industrial Ingredients–LATAM
Net sales. F&II–LATAM net sales decreased 4 percent to $2,341 million for 2025 compared to $2,450 million for 2024. The decrease was primarily driven by lower volume demand.
Operating income. F&II–LATAM operating income increased 2 percent to $493 million for 2025 compared to $483 million for 2024. The increase was driven by lower raw material costs and Mexico currency hedges, partially offset by lower volume demand.
Food & Industrial Ingredients–U.S./Canada
Net sales. F&II–U.S./Canada net sales decreased 7 percent to $2,013 million for 2025 compared to $2,155 million for 2024. The decrease was primarily driven by lower volumes from the beverage and food industries and lower price mix from pass through of lower corn costs.

Operating income. F&II–U.S./Canada operating income decreased 16 percent to $315 million for 2025 compared to $373 million for 2024. The decrease was primarily driven by lower volumes and production challenges at one of our large manufacturing facilities.
All Other
Net sales. All Other net sales increased 2 percent to $468 million for 2025 compared to $459 million for 2024. The increase was primarily due to an increase in volumes in our Sugar Reduction businesses and an increase in price mix in our Pakistan business, partially offset by lost volumes from the sale of our South Korea business on February 1, 2024.
Operating loss. All Other operating loss improved to a loss of $2 million for 2025 compared to a loss of $22 million for 2024. The improvement was primarily due to improvements in our Protein Fortification business partly offset by lower operating profits in our Pakistan business.
For the Year Ended December 31, 2024
With Comparatives for the Year Ended December 31, 2023
A discussion of the year-over-year comparison of results for 2024 and 2023 is not included in this report and can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Ingredion’s annual report on Form 10-K for the fiscal year ended December 31, 2024.
Liquidity and Capital Resources
As of December 31, 2025, we had total available liquidity of $3.9 billion. Domestic liquidity of $1.6 billion consisted of $641 million in cash and cash equivalents and $1.0 billion available through our commercial paper program that had no outstanding borrowings. The commercial paper program is backed by $1.0 billion of borrowing availability under a revolving credit facility that we obtained on August 27, 2025, as described below.
As of December 31, 2025, we had international liquidity of $2.3 billion, consisting of $389 million of cash and cash equivalents and $3 million of short-term investments held by our operations outside the U.S., as well as $1.9 billion of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries. As of December 31, 2025, our guarantees aggregated $39 million. We believe that those consolidated subsidiaries will be able to meet their financial obligations as they become due.
On August 27, 2025, we entered into a new revolving credit agreement for an unsecured revolving credit facility in an aggregate principal amount of $1.0 billion outstanding at any time, which will mature on August 27, 2030. Loans under the facility accrue interest at a per annum rate equal, at our option, to either a specified Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, or a base rate (generally determined according to the highest of the prime rate, the federal funds rate or the specified SOFR plus 1.00 percent) plus an applicable margin. We are subject to compliance, as of the end of each quarter, with a maximum leverage ratio of 3.5 to 1.0 and a minimum ratio of consolidated EBITDA (as defined for purposes of the revolving credit agreement) to consolidated net interest expense of 3.5 to 1.0, with each financial covenant calculated for the most recently completed four-quarter period. As of December 31, 2025, we were in compliance with these financial covenants.
Our commercial paper program allows us to issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We intend to use note proceeds for general corporate purposes. During 2025, there was no activity related to this program. The amount of commercial paper outstanding under this program in 2026 is expected to fluctuate.
As of December 31, 2025, we had total debt outstanding of $1.8 billion. Our outstanding debt consists primarily of senior notes under which repayment at maturity will occur in various years commencing in 2026 through 2050. We classify senior notes due in 2026 as long-term as we have the intent and ability to refinance the principal amount on a long-term basis. The weighted average interest rate on our total indebtedness was 4.0 percent for both 2025 and 2024.
On November 17, 2025, we entered into a lease for a new Global Innovation headquarters facility that will be built in Bridgewater, New Jersey, where we currently lease another facility for research and operations. When the Global Innovation headquarters construction is substantially complete and ready for our use, which we estimate will be in the first half of 2028, subject to environmental conditions, structural dependencies and regulatory approvals, we will begin lease payments for a term of 25 years. Lease payments will be primarily based on the cost to construct the facility, which we estimate will be approximately $145 million.
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
Net Cash Flows
Our cash provided by operating activities decreased to $944 million in 2025 from $1,436 million in 2024. The decrease was primarily due to a reduction of $490 million in cash from working capital. We used $73 million of cash in 2025 for working capital, compared to cash provided by working capital of $417 million in 2024, primarily for increases in customer receivables and inventory.
Our cash used for investing activities increased to $444 million in 2025 from $47 million in 2024, which reflected proceeds from the sale of our South Korea business of $255 million in February 2024. In 2025, we used $433 million for capital expenditures and mechanical stores purchases to update, expand and improve our facilities, compared to $295 million in capital expenditures in 2024 for the same purposes. Capital investment commitments for 2026 are anticipated to be approximately $400 million to $440 million.
We used $491 million for financing activities in 2025 compared to cash used for financing activities of $765 million in 2024, primarily because we did not borrow under our commercial paper program in 2025, while we repaid $327 million of commercial paper borrowings during 2024. Cash used for financing activities also includes cash dividends that we pay to our common stockholders of record on a quarterly basis, including those to non-controlling interests, which were $211 million during 2025 and $210 million during 2024. During 2025, we also repurchased 1.8 million outstanding shares of our common stock in open market transactions at a net cost of $224 million.
Key Financial Performance Metrics
We use certain key financial performance metrics to monitor our progress towards achieving our long-term strategic business objectives. These metrics relate to our ability to drive profitability, create value for stockholders and monitor our financial leverage. We assess whether we are achieving our profitability and value creation objectives by measuring our Adjusted Return on Invested Capital (“Adjusted ROIC”). We monitor our financial leverage by regularly reviewing our ratio of net debt to adjusted earnings before interest, taxes, depreciation, amortization and other items (“Net Debt to Adjusted EBITDA”). We believe these metrics provide valuable information to help us run our business and are useful to investors.
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

	Year Ended December 31,
Return on Invested Capital (dollars in millions)	2025	2024
Net income (a)	$736	$654
Adjusted for:
Provision for income taxes	238	277
Other non-operating expense	5	3
Financing costs	37	39
Restructuring and resegmentation costs (i)	13	18
Net (gain) on sale of business (ii)	—	(90)
Impairment charges (iii)	8	109
Other matters (iv)	(9)	6
Income taxes (at adjusted effective rates of 25.8% and 26.4%, respectively) (v)	(265)	(268)
Adjusted operating income, net of tax (b)	763	748

Short-term debt	48	44
Long-term debt	1,742	1,787
Less: Cash and cash equivalents	(1,030)	(997)
Short-term investments	(3)	(11)
Total net debt	757	823
Share-based payments subject to redemption	64	60
Total redeemable non-controlling interests	7	7
Total equity	4,295	3,823
Total net debt and equity	$5,123	$4,713

Average current and prior year Total net debt and equity (c)	$4,918	$5,071

Return on Invested Capital (a ÷ c)	15.0%	12.9%
Adjusted Return on Invested Capital (b ÷ c)	15.5%	14.8%
_____________________
(i)In 2025, we recorded $13 million of pre-tax restructuring charges primarily related to accelerated depreciation and decommissioning costs for previously announced plant closures and restructuring activities that occurred during the year. In 2024, we recorded $18 million of pre-tax restructuring and resegmentation charges primarily related to restructuring activities that occurred during the year and the resegmentation of the business that was effective January 1, 2024.
(ii)In 2024, we recorded a pre-tax gain of $90 million on the sale of our South Korea business. There was no such gain in 2025.
(iii)In 2025, we recorded $10 million of pre-tax impairment charges that primarily related impairment charges on our equity investments and equipment impairments due to restructuring activities. This was reduced by $2 million as it was included in Other non-operating expense. In 2024, we recorded $109 million of pre-tax impairment charges that primarily related to our plans to cease operations at our manufacturing facilities in Vanscoy, Canada; Alcantara, Brazil; and Goole, United Kingdom, and impairment charges on our equity method investments.
(iv)In 2025, we recorded $9 million of pre-tax benefits related to insurance recoveries and a favorable judgment related to certain indirect taxes. In 2024, this primarily related to tornado damage incurred at a U.S. warehouse.
(v)Adjusted effective tax rates were calculated as follows:

	Year Ended			Year Ended
	December 31, 2025			December 31, 2024
(dollars in millions)	Income before Income Taxes (a)	Provision for Income Taxes (b)	Effective Income Tax Rate (b/a)	Income before Income Taxes (a)	Provision for Income Taxes (b)	Effective Income Tax Rate (b/a)
As Reported	$974	$238	24.4%	$931	$277	29.8%
Adjustments:
Restructuring and resegmentation costs	13	2		18	5
Net (gain) on sale of business	—	—		(90)	(4)
Impairment charges	10	3		109	—
Other matters	(9)	(2)		6	1
Tax item–Mexico	—	14		—	(18)
Other tax matters	—	—		—	(4)
Adjusted Non-GAAP	$988	$255	25.8%	$974	$257	26.4%
Our long-term objective is to maintain an Adjusted ROIC in excess of 10.0 percent. For 2025, we achieved an Adjusted ROIC of 15.5 percent as compared to 14.8 percent for 2024.
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

	Year Ended December 31,
Net Debt to Adjusted EBITDA ratio	2025	2024
Short-term debt	$48	$44
Long-term debt	1,742	1,787
Less: Cash and cash equivalents	(1,030)	(997)
Short-term investments	(3)	(11)
Total net debt (a)	757	823

Income before income taxes (b)	974	931
Adjusted for:
Depreciation and amortization	222	214
Financing costs	37	39
Other non-operating expense	5	3
Restructuring and resegmentation costs (i)	7	18
Net (gain) on sale of business (ii)	—	(90)
Impairment charges (iii)	8	109
Other matters (iv)	(9)	6
Adjusted EBITDA (c)	$1,244	$1,230

Net Debt to Income before income tax ratio (a ÷ b)	0.8	0.9
Net Debt to Adjusted EBITDA ratio (a ÷ c)	0.6	0.7
_____________________
(i)In 2025, we recorded $13 million of pre-tax restructuring charges primarily related to accelerated depreciation and decommissioning costs for previously announced plant closures and restructuring activities that occurred during the year. This was reduced by $6 million as it included depreciation expense that was already included in the depreciation and amortization line. In 2024, we recorded $18 million of pre-tax restructuring and resegmentation charges primarily related to restructuring activities that occurred during the year and the resegmentation of the business that was effective January 1, 2024.
(ii)In 2024, we recorded a pre-tax gain of $90 million on the sale of our South Korea business. There was no such gain in 2025.
(iii)In 2025, we recorded $10 million of pre-tax impairment charges that primarily related to impairment charges on our equity investments and equipment impairments due to restructuring activities. This was reduced by $2 million as it was included in Other non-operating expense. In 2024, we recorded $109 million of pre-tax impairment charges that primarily related to our plans to cease operations at our manufacturing facilities in Vanscoy, Canada, Alcantara, Brazil, and Goole, United Kingdom, and impairment charges on our equity method investments.
(iv)In 2025, we recorded $9 million of pre-tax benefits related to insurance recoveries and a favorable judgment related to certain indirect taxes. In 2024, this primarily related to tornado damage incurred at a U.S. warehouse.
Our long-term objective is to target a ratio of Net Debt to Adjusted EBITDA of 2.5 or less. As of December 31, 2025 and 2024, the ratio was 0.6 and 0.7.
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
Property, Plant and Equipment and Definite-Lived Intangible Assets
We have substantial investments in property, plant and equipment (“PP&E”) and definite-lived intangible assets. For PP&E, we recognize the cost of depreciable assets in operations over the estimated useful life of the assets and evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For definite-lived intangible assets, we recognize the cost of these amortizable assets in operations over their estimated useful life and evaluate the recoverability of the assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The carrying values of PP&E and definite-lived intangible assets at December 31, 2025 were $2.5 billion and $204 million, respectively.
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
To optimize our operations, we continually review whether to further consolidate our manufacturing facilities or redeploy assets for other uses when we believe we can achieve a higher return on our investment. This review may result in the closure or sale of certain manufacturing facilities, which could have a significant negative impact on our results of operations, financial position and cash flows in the period in which we decide to close or sell the facility.
The future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform tests of recoverability in the future.
Indefinite-Lived Intangible Assets and Goodwill
We have certain indefinite-lived intangible assets in the form of trade names and trademarks. Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired business over the fair value assigned to identifiable assets acquired and liabilities assumed. The carrying value of indefinite-lived intangible assets and goodwill at December 31, 2025 was $143 million and $922 million, respectively, compared to $143 million and $906 million, respectively, at December 31, 2024.
We assess indefinite-lived intangible assets and goodwill for impairment as of July 1 each year (or more frequently if impairment indicators arise such as the resegmentation that occurred on January 1, 2024). We first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired, which include net sales derived from these intangibles and certain market and industry conditions. After assessing the qualitative factors, if we determine that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, then we are not required to compute the fair value of the indefinite-lived intangible asset. If the qualitative assessment leads us to conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASC subtopic 350-30, Intangibles – Goodwill and Other. Based on our assessment’s results, we concluded that as of July 1, 2025 there were no impairments in our indefinite-lived intangible assets.
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

When we test goodwill for impairment, we make certain estimates and judgments, which include identifying reporting units and determining the reporting units’ fair values based on both discounted cash flow analyses and an analysis of market multiples. To determine the fair value of reporting units, we use significant assumptions and estimates for discount and long-term net sales growth rates, in addition to operating and capital expenditure requirements. We consider changes in discount rates for the reporting units based on current market interest rates and specific risk factors within each geographic region. We also evaluate qualitative factors, such as legal, regulatory or competitive forces, in estimating the impact to the fair value of the reporting units, noting no significant changes that would result in any reporting unit failing the impairment test. Changes in assumptions concerning projected results or other underlying assumptions could have a significant impact on the fair value of the reporting units in the future. Based on the results of the annual assessment, we concluded that as of July 1, 2025 there were no impairments in our reporting units.
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
Raw Material, Energy and Other Commodity Risks
We sell a significant portion of finished products, made primarily from corn, at firm prices established in customer contracts that typically last up to one year. In order to minimize the volatility in the cost of anticipated purchases of underlying commodity inputs related to these firm-priced customer contracts, such as corn and natural gas used in our manufacturing process, we enter into hedging contracts or take other hedging positions that also typically mature within one year. Most of our derivative hedging contracts are for the purchase of corn, primarily for our Food and Industrial Ingredient segments. Our pricing is determined through reference to the Chicago Board of Trade, a U.S. futures exchange, for corn we purchase from suppliers in the U.S., and through reference to B3 S.A., a Brazilian stock exchange and over-the-counter market, for corn we purchase from suppliers in Brazil. At expiration of the derivative hedging contract, we settle the derivative contracts at a net amount equal to the difference between the then-current price of corn and the futures contract price. Although these hedging instruments are subject to fluctuations in value, changes in the value of the underlying exposures we are hedging generally offset such fluctuations. While the futures contracts or other hedging positions are intended to minimize the volatility of input costs on operating profits, occasionally the hedging contracts can incur losses, some of which may be material.
Energy costs represent approximately 9 percent of our cost of sales. The primary use of energy is to create steam in the production process and to dry product. We consume natural gas, electricity, coal, fuel oil, wood and other biomass sources to generate energy. The market prices for these commodities vary depending on supply and demand, global economic conditions and other factors. We purchase these commodities based on our anticipated usage and the future outlook for these costs. We cannot assure that we will be able to purchase these commodities at prices that we can adequately pass through to customers to sustain or increase profitability. We use derivative financial instruments, such as over-the-counter natural gas swaps, to hedge portions of our natural gas costs generally over the following twelve to twenty-four months, primarily in our F&II and T&HS segments.
At December 31, 2025, we had outstanding futures and option contracts that hedged the forecasted purchase of approximately 84 million bushels of corn, as well as outstanding swap contracts that hedged the forecasted purchase of approximately 26 million mmbtus of natural gas. Based on our overall commodity hedge position at December 31, 2025, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in a charge to other comprehensive loss (“OCL”) of approximately $35 million, net of income tax effect of $13 million. Any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.
Unrealized gains and losses associated with marking our commodities-based cash flow hedge derivative instruments to market are recorded as a component of OCL. As of December 31, 2025, our Accumulated other comprehensive loss (“AOCL”) balance included $7 million of net losses (net of $3 million income tax effect) related to these derivative instruments which will be reclassified into earnings over the next twelve months. We expect the net losses to be offset by changes in the underlying commodities costs.
Interest Rate Risk on Debt
We are exposed to interest rate risk on our variable rate debt and price risk on our fixed rate debt. As of December 31, 2025, approximately 97 percent, or $1.7 billion principal amount, of our total debt is fixed rate debt and 3 percent, or approximately $49 million principal amount, of our total debt is variable rate debt subject to changes in short-term rates, which could affect our interest costs. We assess market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential change in earnings, fair values and cash flows based on a hypothetical 1 percentage point change in interest rates at December 31, 2025. A hypothetical increase of 1 percentage point in the weighted average floating interest rate would increase our annual interest expense by an insignificant amount and would change the fair value of our fixed rate debt at December 31, 2025 by approximately $87 million.
Since we have no current plans to repurchase our outstanding fixed rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt is not expected to have a material effect on our Consolidated Financial Statements.
Interest Rate Risk on Pension and Other Postretirement Benefits
Financial measurement of our defined benefit pension and other postretirement benefit (“OPEB”) obligations are sensitive to changes in discount rates, which are based on prevailing market interest rates. A decrease in discount rates generally increases the present value of plan obligations and related expense, while an increase in discount rates has the opposite effect.
The weighted average discount rate used to determine our obligations under U.S. pension plans as of December 31, 2025 and 2024 was 5.41 percent and 5.64 percent. The weighted average discount rate used to determine our obligations under non-U.S. pension plans as of December 31, 2025 and 2024 was 5.52 percent and 5.42 percent. The weighted average discount rate used to determine our obligations under our postretirement plans as of December 31, 2025 and 2024 was 8.16 percent and 7.75 percent.
A one percentage point decrease in the discount rates at December 31, 2025, would have increased the accumulated benefit obligation and projected benefit obligation by the following amounts (in millions):

U.S. Pension Plans
Accumulated benefit obligation	$28
Projected benefit obligation	28

Non-U.S. Pension Plans
Accumulated benefit obligation	$18
Projected benefit obligation	20

Postretirement Plans
Accumulated benefit obligation	$7
Foreign Currency Risk
Due to our global operations, we are exposed to fluctuations in foreign currency exchange rates. As a result, we have exposure to translational foreign exchange risk when our foreign operation results are translated to U.S. dollars and to transactional foreign exchange risk when transactions not denominated in the functional currency of the operating unit are revalued.
We selectively use derivative instruments such as forward contracts, currency swaps and options to manage transactional foreign exchange risk. Based on our overall foreign currency transactional exposure at December 31, 2025, we estimate that a hypothetical 10 percent decline in the value of the U.S. dollar would have resulted in a transactional foreign exchange gain of approximately $27 million. At December 31, 2025, our AOCL account included in the equity section of our Consolidated Balance Sheets includes a cumulative translation loss of $899 million. The aggregate net assets of our foreign subsidiaries where the local currency is the functional currency approximated $2.2 billion at December 31, 2025. A hypothetical 10 percent decline in the value of the U.S. dollar relative to foreign currencies would have resulted in a reduction to our cumulative translation loss and a credit to OCL of approximately $250 million.
We enter foreign-currency derivative instruments that are designated as both cash flow hedging instruments and instruments not designated as hedging instruments for accounting purposes. As of December 31, 2025, we had foreign currency forward sales contracts with an aggregate notional value of $395 million and foreign currency forward purchase contracts with an aggregate notional value of $192 million not designated as hedging instruments for accounting purposes. As of December 31, 2025, we also had foreign currency forward sales contracts with an aggregate notional value of $425 million and foreign currency forward purchase contracts with an aggregate notional value of $358 million that are classified as cash flow hedges. The amount included in AOCL relating to these hedges at December 31, 2025 was $3 million of net gains (net of $3 million income tax effect). We expect $3 million of net gains (net of $2 million income tax effect) will be reclassified into earnings over the next twelve months.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ingredion Incorporated and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over inventory
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company held $1,227 million of inventory as of December 31, 2025. Inventories are comprised of raw materials, finished and in process, and manufacturing supplies that are physically located at certain of the Company's locations.
We identified the evaluation of the sufficiency of audit evidence over raw materials and finished goods inventory as a critical audit matter. Finished goods inventory is included within the finished and in process inventory. Evaluating the sufficiency of audit evidence obtained required subjective auditor judgment because of the geographical dispersion of the Company’s raw materials and finished goods inventory and the need to determine the nature and extent of procedures to be performed.

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

Chicago, Illinois
February 17, 2026

Ingredion Incorporated
Consolidated Statements of Income
(dollars and shares in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$7,219	$7,430	$8,160
Cost of sales	5,391	5,639	6,411
Gross profit	1,828	1,791	1,749
Operating expenses	815	782	789
Other operating (income), net	(24)	(1)	(8)
Restructuring/impairment charges	21	127	11
Operating income	1,016	883	957
Financing costs	37	39	114
Net (gain) on sale of business	—	(90)	—
Other non-operating expense	5	3	4
Income before income taxes	974	931	839
Provision for income taxes	238	277	188
Net income	736	654	651
Less: Net income attributable to non-controlling interests	7	7	8
Net income attributable to Ingredion	$729	$647	$643

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	64.2	65.5	66.0
Diluted	65.2	66.6	67.0

Earnings per common share of Ingredion:
Basic	$11.36	$9.88	$9.74
Diluted	$11.18	$9.71	$9.60
See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated
Consolidated Statements of Comprehensive Income
(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$736	$654	$651
Other comprehensive income:
(Losses) on cash flow hedges, net of income tax effect of $3, $12 and $40	(6)	(36)	(111)
(Gains) losses on cash flow hedges reclassified to earnings, net of income tax effect of $1, $32 and $21	(3)	88	57
Actuarial (losses) gains on pension and other postretirement obligations, settlements and plan amendments, net of income tax effect of $2, $6 and $—	(4)	17	(2)
Losses on pension and other postretirement obligations reclassified to earnings, net of income tax effect of $—	—	1	1
Currency translation adjustment	162	(100)	47
Comprehensive income	885	624	643
Less: Comprehensive income attributable to non-controlling interests	7	8	2
Comprehensive income attributable to Ingredion	$878	$616	$641
See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated
Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,030	$997
Short-term investments	3	11
Accounts receivable, net	1,185	1,093
Inventories	1,227	1,187
Prepaid expenses and assets held for sale	60	67
Total current assets	3,505	3,355
Property, plant and equipment, net	2,526	2,264
Intangible assets, net	1,269	1,264
Other non-current assets	597	561
Total assets	$7,897	$7,444

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$48	$44
Accounts payable	693	604
Accrued liabilities and liabilities held for sale	575	633
Total current liabilities	1,316	1,281
Long-term debt	1,742	1,787
Other non-current liabilities	473	486
Total liabilities	3,531	3,554

Share-based payments subject to redemption	64	60
Redeemable non-controlling interests	7	7

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 issued at December 31, 2025 and 2024	1	1
Additional paid-in capital	1,155	1,152
Less: Treasury stock (common stock: 14.8 and 13.3 shares at December 31, 2025 and 2024) at cost	(1,555)	(1,355)
Accumulated other comprehensive loss	(937)	(1,086)
Retained earnings	5,610	5,092
Total Ingredion stockholders’ equity	4,274	3,804
Non-redeemable non-controlling interests	21	19
Total stockholders’ equity	4,295	3,823
Total liabilities and stockholders’ equity	$7,897	$7,444
See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated
Consolidated Statements of Equity and Redeemable Equity
(dollars in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2022	$—	$1	$1,132	$(1,148)	$(1,048)	$4,210	$16	$48	$51
Net income attributable to Ingredion	—	—	—	—	—	643	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	7	—	1
Dividends declared	—	—	—	—	—	(199)	(3)	—	—
Repurchases of common stock, net	—	—	—	(101)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	7	42	—	—	—	7	—
Fair market value adjustment to non-controlling interests	—	—	7	—	—	—	—	—	(7)
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(2)
Other comprehensive (loss)	—	—	—	—	(8)	—	(6)	—	—
Balance as of December 31, 2023	—	1	1,146	(1,207)	(1,056)	4,654	14	55	43
Net income attributable to Ingredion	—	—	—	—	—	647	—	—	—
Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	9	—	(2)
Dividends declared	—	—	—	—	—	(209)	(5)	—	—
Repurchases of common stock, net	—	—	—	(216)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	12	68	—	—	—	5	—
Fair market value adjustment to non-controlling interests	—	—	(6)	—	—	—	—	—	6
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(40)
Other comprehensive (loss) income	—	—	—	—	(30)	—	1	—	—
Balance as of December 31, 2024	—	1	1,152	(1,355)	(1,086)	5,092	19	60	7
Net income attributable to Ingredion	—	—	—	—	—	729	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	7	—	—
Dividends declared	—	—	—	—	—	(211)	(5)	—	—
Repurchases of common stock, net	—	—	—	(224)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	3	24	—	—	—	4	—
Other comprehensive income	—	—	—	—	149	—	—	—	—
Balance as of December 31, 2025	$—	$1	$1,155	$(1,555)	$(937)	$5,610	$21	$64	$7
See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated
Consolidated Statements of Cash Flows
(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash from operating activities
Net income	$736	$654	$651
Non-cash charges to net income:
Depreciation and amortization	222	214	219
Mechanical stores expense	67	62	62
Net (gain) on sale of business	—	(90)	—
Deferred income taxes	6	(15)	(6)
Impairment charges	10	109	10
Other non-cash charges	43	32	59
Changes in working capital:
Accounts receivable and prepaid expenses	(51)	148	77
Inventories	3	228	69
Accounts payable and accrued liabilities	(27)	20	(79)
Margin accounts	2	21	10
Other	(67)	53	(15)
Cash provided by operating activities	944	1,436	1,057
Cash from investing activities
Capital expenditures and mechanical stores purchases, net	(433)	(295)	(314)
Proceeds from sale of business	12	255	—
Purchases of equity securities, net	(20)	(4)	(9)
Other	(3)	(3)	(6)
Cash used for investing activities	(444)	(47)	(329)
Cash from financing activities
Proceeds from borrowings	405	773	720
Payments on debt	(449)	(791)	(949)
Commercial paper repayments, net	—	(327)	(63)
Repurchases of common stock, net	(224)	(216)	(101)
Common stock activity for share-based compensation, net	(12)	46	20
Purchases of non-controlling interests	—	(40)	(2)
Dividends paid, including to non-controlling interests	(211)	(210)	(194)
Cash used for financing activities	(491)	(765)	(569)
Effects of foreign exchange rate changes on cash and cash equivalents	24	(28)	6
Increase in cash and cash equivalents	33	596	165
Cash and cash equivalents, beginning of period	997	401	236
Cash and cash equivalents, end of period	$1,030	$997	$401
See the Notes to the Consolidated Financial Statements.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
1. Description of the Business and Summary of Significant Accounting Policies
Unless the context otherwise requires, all references herein to the “Company,” “Ingredion,” “we,” “us,” and “our” mean Ingredion Incorporated and its consolidated subsidiaries.
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
Use of estimates: The preparation of the accompanying Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates and assumptions impact the value of purchase consideration, accounts receivable, inventories, certain investments, goodwill, intangible assets and other long-lived assets, legal contingencies, income taxes, and pension and other postretirement benefits, among others. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We will adjust such estimates and assumptions when facts and circumstances dictate. Corn price volatility, adverse changes in the global economic environment, foreign currency depreciation versus the U.S. dollar, and access to credit markets increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods.
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
From time to time, we may enter into long-term contracts with our customers. Historically, such contracts do not result in significant contract assets or liabilities. Any such arrangements are accounted for in Accounts receivable, net or Accrued liabilities and liabilities held for sale in the Consolidated Balance Sheets.
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
Long-term investments: We hold marketable securities and equity investments, which we include in Other non-current assets in the Consolidated Balance Sheets. Marketable securities are carried at fair value and we record changes in fair value to Other operating income, net in the Consolidated Statements of Income if we maintain the securities for processing transactions that directly support operating activities; otherwise, we record changes in fair value to Other non-operating expense in the Consolidated Statements of Income.
Equity investments in companies for which we do not have the ability to exercise significant influence are accounted for at fair value, with changes in fair value recorded in Other non-operating expense in the Consolidated Statements of Income. Equity securities without readily determinable fair values are carried at cost, less impairments, if any, and adjusted for observable price changes for the identical or a similar investment of the same issuer. We perform a qualitative impairment assessment to determine if such investments are impaired, which considers all available information, including declines in the financial performance of the issuing entity, the issuing entity’s operating environment and general market conditions. Impairments of equity securities without readily determinable fair value are recorded in Other non-operating expense in the Consolidated Statements of Income.
Equity investments in companies for which we have the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting. Upon formation, each equity investee must apply a new basis of accounting by initially measuring its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). Our share of the earnings or losses reported by equity method investees is recognized in Other operating income, net in the Consolidated Statements of Income, and we generally recognize our share of income or expense one month in arrears due to the timing of when results are available. Each reporting period, we evaluate declines in the fair value of equity method investments below carrying value to determine if any are other-than-temporary and if so, we write down the investment to its estimated fair value. Impairments are recognized in Restructuring/impairment charges in the Consolidated Statements of Income.
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
Indefinite-lived intangible assets and goodwill: We have certain indefinite-lived intangible assets in the form of trade names, trademarks, and goodwill. Our methodology for allocating the purchase price of acquisitions to trade names and trademarks is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. We assess indefinite-lived intangible assets and goodwill for impairment annually (or other circumstances requiring assessment), which we perform as of July 1 of each year.
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

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
In testing goodwill for impairment, we first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount. If not, then an impairment exists for the difference between the fair value and carrying value of the reporting unit. This difference is not to exceed the goodwill recorded at the reporting unit.
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
For defined benefit plans, the service cost component of net periodic benefit cost is presented within either Cost of sales or Operating expenses on the Consolidated Statements of Income. The interest cost, expected return on plan assets,

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
amortization of actuarial loss, amortization of prior service credit and settlement loss components of net periodic benefit cost are presented as Other non-operating expense on the Consolidated Statements of Income.
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
Risks and uncertainties: We operate domestically and internationally, and our business and assets in each country are subject to varying degrees of risk and uncertainty. We insure our business and assets in each country against insurable risks in a manner that we deem appropriate. Because of our geographic dispersion, we believe that a loss from a non-insured event in any one country is not likely to have a material adverse effect on our operations as a whole. Additionally, we believe there is no significant concentration of risk with any single customer or supplier whose failure or non-performance would materially affect our results. We do not consider the potential for insurance recoveries if we record accruals for estimated probable costs from events or circumstances that may be insured.
Adoption of New Accounting Standards
On January 1, 2025, we adopted Accounting Standard Update (“ASU”) No. 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60), on a prospective basis. Under this standard, a joint venture must apply a new basis of accounting upon formation by initially measuring its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). We applied the new standard to the Agrana joint venture, described in Note 3. The effect of adoption of the new standard was not material to our Consolidated Financial Statements.
On January 1, 2025, we adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. Under this standard, specific categories in the rate reconciliation are disclosed and additional information for reconciling items that meet a quantitative threshold are provided. Additionally, information pertaining to taxes paid (net of refunds received) is disaggregated by federal, state, and foreign taxes with further disaggregation for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. We disclosed required disaggregated amounts and provided the required information, as reflected in Note 9.
We early adopted ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), on a prospective basis after the ASU was issued in September 2025. Under this standard, we capitalize costs for internal-use software based on criteria for projects that focuses on the probability of completion, based on management funding approval, and intended use. The effect of adoption of the new standard was not material to our Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosure (Subtopic 220-40). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
types of expenses included in certain notes in the Consolidated Financial Statements. This ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently assessing the impact of this ASU on our Consolidated Financial Statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new standard aligns hedge accounting with the economics of an entity’s risk management activities and amends the existing requirement that hedges of groups of individual forecasted transactions that use a single derivative as the hedging instrument must share the same risk exposure to be accounted as a cash flow hedge. Instead, hedges of groups of individual forecasted transactions that use a single derivative as the hedging instrument need only share similar risk exposure to be accounted as a cash flow hedge, with the quantitative threshold consistent with the high effective threshold used in the assessment of cash flow hedges. The ASU also clarifies risk assessment approaches for risk exposures in a group of forecasted transactions. We are currently assessing the impact of this ASU on our Consolidated Financial Statements.
2. Divestitures and Acquisitions
Pakistan Divestiture
On September 25, 2025, we entered into a definitive agreement to sell a 51 percent ownership interest in Rafhan Maize Products Co. Ltd. (the “Pakistan business”) to Nishat Group, a diversified group of companies headquartered in Lahore, Pakistan. On December 29, 2025, we amended the agreement to grant Nishat Group an option to purchase additional shares for commensurate consideration per share. We currently own 71 percent of the Pakistan business, whose financial results are consolidated and reported as part of All Other. On January 21, 2026, the World Bank’s International Finance Corporation approved financing to the Nishat Group for the proposed transaction, which remains subject to the satisfaction of specified closing conditions and receipt of regulatory approvals from the Competition Commission of Pakistan. In addition, the transaction is subject to the Nishat Group’s successful completion of a tender offer for shares of the Pakistan business on the Pakistani Stock Exchange and to action by the State Bank of Pakistan allowing us to receive our share of the sale proceeds in U.S. dollars. Based on the conditions required for the transaction to close, we have determined that the Pakistan business does not qualify for held for sale classification as of December 31, 2025.
South Korea Divestiture
On November 10, 2023, we entered into a definitive agreement for the sale of our South Korea business to an affiliate of the Sajo Group, a leading food company headquartered in Seoul, South Korea, for 384 billion South Korean won, or approximately $294 million. Upon completion of the sale on February 1, 2024, we received 330 billion South Korean won, or $247 million, net of certain transaction costs, and an incremental $8 million working capital true-up in the third quarter of 2024. As a result, we recognized net pre-tax gains of $90 million in Net (gain) on sale of business in the Consolidated Statements of Income in 2024. The South Korea business generated operating income of $2 million in 2024 and $30 million in 2023.
As additional consideration for the sale, we received 18 billion South Korean won, or $12 million, in February 2025, and 18 billion South Korean won, or approximately $12 million, in February 2026. We expect to receive the final consideration payment of 18 billion South Korean won, or approximately $12 million, in February 2027. As of December 31, 2025, these were recorded in Accounts receivable, net and Other non-current assets on our Consolidated Balance Sheets .
PureCircle Acquisition
We purchased from minority shareholders in PureCircle Limited (“PureCircle”) an insignificant number of shares in 2025 and $40 million in 2024, which increased our ownership percentage to 98 percent as of December 31, 2025 and December 31, 2024, from 88 percent as of December 31, 2023. In December 2025, we issued notice to the remaining minority shareholders of our intent to exercise our option to buy the remaining shares for approximately $7 million, which we recorded as Redeemable non-controlling interests in our Consolidated Balance Sheets as of December 31, 2025. We expect to complete these purchases in the first quarter of 2026.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
3. Investments
Investments as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Equity method investments	$117	$95
Equity investments	27	31
Marketable securities	6	5
Total investments	$150	$131
In June 2025, we entered into a joint venture agreement with Agrana Sträke GmbH (“Agrana joint venture”), which provided us with a 49 percent equity interest in the joint venture for the development of starch production in Romania. In exchange for our stake in the Agrana joint venture, we paid $18 million of cash, net of post-closing adjustments. Our investment in the Agrana joint venture is classified as an equity method investment, and we recognize our share of net income one month in arrears in the Texture & Healthful Solutions segment.
Our equity method investments also include our 49 percent joint venture equity ownership in Ingrear Holding S.A. (“Argentina joint venture”), and we recognize our share of net income in the Argentina joint venture one month in arrears in the F&II–LATAM segment. In 2024, we received antitrust clearance to finalize the Argentina joint venture investment, subject to fulfillment of certain conditions to promote arms-length competition in the Argentina corn wet milling market, which must be completed through September 2029.
During 2024 and 2023, we recorded an other-than temporary impairment charge of $18 million and $10 million on our equity method investment with Amyris Inc. (the “Amyris joint venture”), which was recorded in the Restructuring/impairment charges on our Consolidated Statements of Income.
During 2025, we entered into new equity investments for $8 million of cash consideration. We also sold an equity investment at cost for $6 million and recorded $7 million of impairment charges on our equity investments.
4. Intangible Assets
Goodwill
The carrying value of goodwill by reportable segment and All Other as of December 31, 2025 is presented below. There were no accumulated impairment charges by reportable segment and All Other.

	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Total
Balance as of December 31, 2024	$382	$142	$295	$87	$906
Currency translation adjustment	12	2	1	1	16
Balance as of December 31, 2025	$394	$144	$296	$88	$922
We concluded that as of our July 1, 2025 impairment assessment, there were no impairments to goodwill.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Other Intangible Assets
A summary of other intangible assets was as follows:

December 31, 2025	Gross	Accumulated Amortization	Net
Trademarks/trade names (indefinite-lived)	$143	$—	$143
Patents	34	(16)	18
Customer relationships	366	(212)	154
Technology	118	(105)	13
Other	40	(21)	19
Total other intangible assets	$701	$(354)	$347

December 31, 2024	Gross	Accumulated Amortization	Net
Trademarks/trade names (indefinite-lived)	$143	$—	$143
Patents	31	(12)	19
Customer relationships	356	(188)	168
Technology	111	(104)	7
Other	41	(20)	21
Total other intangible assets	$682	$(324)	$358
Amortization expense related to our other intangible assets was $27 million in 2025, and $26 million in both 2024 and 2023. We concluded that as of our July 1, 2025 impairment assessment, there were no impairments to our indefinite-lived other intangible assets.
Estimated future amortization expense related to intangible assets is as follows:

2026	$27
2027	27
2028	27
2029	27
2030	26
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
Commodity price hedging: Our principal use of derivative financial instruments is to manage commodity price risk relating to anticipated purchases of corn and natural gas that we intend to use in the manufacturing process, generally over the next twelve to twenty-four months. We maintain a commodity-price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. To manage price risk related to corn purchases primarily in North American countries in each of our F&II and T&HS segments, we use corn futures and option contracts that trade on regulated commodity exchanges to lock in corn costs associated with fixed-priced customer sales contracts. We use soybean oil and soybean meal futures contracts in North American countries in each of our F&II and T&HS segments that trade on regulated commodity exchanges to hedge sales of our co-

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
products. We also use over-the-counter natural gas swaps, primarily in North American countries in each of our F&II and T&HS segments, to hedge a portion of our natural gas usage. These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on corn and natural gas purchases, as well as co-product sales. Our natural gas, soybean meal and the majority of our corn and soybean oil derivatives have been designated as cash flow hedging instruments. A portion of our corn and soybean oil derivatives are not designated as hedging instruments for accounting purposes.
We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 84 million and 105 million bushels of corn as of December 31, 2025 and 2024. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 26 million and 24 million mmbtus of natural gas as of December 31, 2025 and 2024.
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
We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $395 million and $408 million as of December 31, 2025 and 2024. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $192 million and $113 million as of December 31, 2025 and 2024.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $425 million and $447 million as of December 31, 2025 and 2024. We also hedge certain liabilities using foreign currency cash flow hedging instruments, which had a notional value of $358 million and $448 million as of December 31, 2025 and 2024.
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
We periodically enter into T-Locks to hedge our exposure to interest rate changes. We have settled T-Locks associated with the issuance of our senior notes due in 2030 and 2050. The realized loss upon settlement of these T-Locks was recorded in AOCL and is amortized into earnings over the term of the senior notes. We did not have open T-Locks as of December 31, 2025 and 2024.
The derivative instruments designated as cash flow hedges included in AOCL as of December 31, 2025 and 2024 were as follows:

	(Losses) Gains included in AOCL as of December 31,
	2025	2024
Commodity contracts, net of income tax effect of $3 and $—	$(7)	$(1)
Foreign currency contracts, net of income tax effect of $3 and $4	3	7
Interest rate contracts, net of income tax effect of $1	(1)	(2)
Total	$(5)	$4
As of December 31, 2025, AOCL included $4 million of net losses (net of income taxes of $1 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that are expected to be reclassified into earnings during the next twelve months.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The fair value and balance sheet location of our derivative instruments, presented gross in the Consolidated Balance Sheets, were as follows:

	Fair Value of Hedging Instruments as of December 31, 2025
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$4	$13	$17	$1	$5	$6
Other non-current assets	—	—	—	—	1	1
Assets	4	13	17	1	6	7
Accounts payable	13	11	24	1	3	4
Other non-current liabilities	—	—	—	—	—	—
Liabilities	13	11	24	1	3	4
Net Assets/(Liabilities)	$(9)	$2	$(7)	$—	$3	$3

	Fair Value of Hedging Instruments as of December 31, 2024
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$18	$15	$33	$1	$11	$12
Other non-current assets	1	4	5	—	2	2
Assets	19	19	38	1	13	14
Accounts payable	8	8	16	1	2	3
Other non-current liabilities	—	2	2	—	—	—
Liabilities	8	10	18	1	2	3
Net Assets/(Liabilities)	$11	$9	$20	$—	$11	$11
Additional information relating to our derivative instruments were as follows:

Derivatives in Cash Flow Hedging Relationships	(Losses) Gains Recognized in OCL on Derivatives			Income Statement Location	(Losses) Gains Reclassified from AOCL into Income
	2025	2024	2023		2025	2024	2023
Commodity contracts	$(26)	$(62)	$(161)	Cost of sales	$(17)	$(124)	$(87)
Foreign currency contracts	17	14	10	Net sales/Cost of sales	22	4	10
Interest rate contracts	—	—	—	Financing costs	(1)	—	(1)
Total	$(9)	$(48)	$(151)		$4	$(120)	$(78)
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
Assets and liabilities measured at fair value on a recurring basis are presented below:

	As of December 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	$6	$—	$—	$6	$5	$—	$—	$5
Derivative assets	22	2	—	24	48	4	—	52
Derivative liabilities	18	10	—	28	17	4	—	21
Long-term debt	—	1,649	—	1,649	—	1,633	—	1,633
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

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
7. Financing Arrangements
We had total debt outstanding of $1.8 billion at both December 31, 2025 and 2024. As of December 31, 2025 and 2024, our other short-term and other long-term borrowings consisted primarily of amounts outstanding under various term loans or unsecured local country operating lines of credit.
On August 27, 2025, we entered into a new revolving credit agreement to replace the previous revolving credit agreement, which was terminated as of the same date. The new revolving credit facility agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of $1.0 billion outstanding at any time. The facility will mature on August 27, 2030. Loans under the revolving credit facility accrue interest at a per annum rate equal, at our option, to either a term rate based upon the secured overnight financing rate (“SOFR”) plus an applicable margin, or a base rate (generally determined according to the highest of the prime rate, the federal funds rate plus 0.50%, or the one-month term SOFR rate plus 1.00%) plus an applicable margin. No borrowings were outstanding under the facility as of December 31, 2025.
We maintain a commercial paper program under which we may issue senior unsecured notes of short maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market. We use the note proceeds for general corporate purposes. During 2025, there was no commercial paper activity and no outstanding balance. During 2024, the average amount of commercial paper outstanding was $31 million with an average interest rate of 5.51 percent and a weighted average maturity of 8 days. As of December 31, 2024, we had no commercial paper outstanding. The amount of commercial paper outstanding under this program in 2026 is expected to fluctuate. The commercial paper program is backed by up to $1.0 billion of borrowing availability under the revolving credit facility.
Presented below are our debt carrying amounts, net of related discounts, premiums and debt issuance costs and fair values as of December 31, 2025 and 2024:

	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.900% senior notes due June 1, 2030	$597	$567	$597	$540
3.200% senior notes due October 1, 2026 (i)	499	497	499	486
3.900% senior notes due June 1, 2050	392	304	391	292
6.625% senior notes due April 15, 2037	253	280	253	268
Revolving credit agreement	—	—	—	—
Other long-term borrowings	1	1	47	47
Total long-term debt	1,742	1,649	1,787	1,633
Commercial paper	—	—	—	—
Other short-term borrowings	48	48	44	44
Total short-term borrowings	48	48	44	44
Total debt	$1,790	$1,697	$1,831	$1,677
(i)The senior note due October 1, 2026 is classified as a long-term note as we have the intent and ability to refinance on a long-term basis.
We guarantee certain obligations of our consolidated subsidiaries, which aggregated to $39 million and $35 million at December 31, 2025 and 2024.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
8. Leases
The components of lease expense for 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Operating lease expense	$71	$67	$63
Variable operating lease expense	19	17	26
Short term lease expense	4	4	3
Total lease expense	$94	$88	$92
We have operating leases for certain rail cars, office spaces, warehouses and machinery and equipment. We currently have no finance leases. The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities and the related operating lease assets as presented within Other non-current liabilities and Other non-current assets, on our Consolidated Balance Sheets as of December 31, 2025:

2026	$68
2027	50
2028	29
2029	19
2030	8
Thereafter	20
Total future lease payments	194
Less: imputed interest	13
Present value of future lease payments	181
Less: current lease liabilities	63
Non-current operating lease liabilities	$118
Operating lease assets	$177
Supplemental cash flow information arising from lease transactions is as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72	$68
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$40	$55

	Year Ended December 31,
	2025	2024
Lease term and discount rate
Weighted average remaining lease term	4.4 years	4.8 years
Weighted average discount rate	4.8%	4.6%

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
9. Income Taxes
The components of income before income taxes and the provision for income taxes for 2025, 2024 and 2023 are presented below:

	2025	2024	2023
Income before income taxes:
U.S.	$338	$396	$244
Foreign	636	535	595
Total income before income taxes	974	931	839
Provision for income taxes:
Current tax expense:
U.S. federal	34	31	6
State and local	6	6	5
Foreign	192	255	183
Total current tax expense	232	292	194
Deferred tax expense (benefit):
U.S. federal	7	11	—
State and local	3	2	1
Foreign	(4)	(28)	(7)
Total deferred tax expense (benefit)	6	(15)	(6)
Total provision for income taxes	$238	$277	$188
Cash paid for income taxes, net of refunds, consisted of the following:

2025
U.S. federal	$47
State and local	7
Foreign:
Mexico	142
Germany	58
Canada	53
Colombia	25
All other foreign	57
Total income taxes paid, net of refunds	$389

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Significant temporary differences as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Deferred tax assets attributable to:
Employee benefit accruals	$33	$31
Pensions and postretirement plans	14	9
Lease liabilities	48	51
Allowance for credit losses	3	3
Inventory reserve	15	16
Net operating loss carryforwards	47	51
Tax credit carryforwards	9	7
Derivative contracts	1	—
Uniform capitalization	11	8
Equity method investments	2	9
Other	54	46
Total deferred tax assets	237	231
Valuation allowances	(52)	(60)
Net deferred tax assets	$185	$171
Deferred tax liabilities attributable to:
Property, plant and equipment	173	161
Identified intangibles	20	25
Right-of-use lease assets	45	48
Foreign withholding and state taxes on unremitted earnings	10	1
Goodwill	45	38
Derivative contracts	—	3
Total deferred tax liabilities	293	276
Net deferred tax liabilities	$108	$105
Of the $47 million of tax-effected net operating loss carryforwards as of December 31, 2025, $31 million are for foreign loss carryforwards, $14 million for state loss carryforwards, and $2 million for U.S. federal loss carryforwards. Of the $31 million of foreign loss carryforwards, $25 million are related to Canada, $3 million to Argentina, and $1 million to the United Kingdom, with carryforward periods of 20 years, 10 years, and indefinite. U.S. federal and state loss carryforwards have various expiration periods beginning in 2026.
A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Prior to establishing a valuation allowance, we consider historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, tax carryovers and projected future taxable income. As of December 31, 2025, we maintained valuation allowances of $52 million, consisting of $16 million primarily related to foreign loss carryforwards, $12 million for state loss carryforwards, and $2 million for U.S. federal loss carryforwards. Additionally, we have $7 million for state credits, $6 million for capital loss carryforwards, $5 million primarily related to equity method investments, and $4 million for certain foreign tax credits and net deferred tax assets, all of which we have determined will more likely than not expire prior to realization.
Net operating loss carryforwards disclosed in the financial statements differ from the as-filed tax returns due to an unrecognized tax benefit. Foreign net operating loss carryforwards and valuation allowances would increase $10 million absent the unrecognized tax benefit.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective tax rate for 2025.

	2025
	Amount	Percent
Federal statutory tax rate	$204	21.0%
U.S. tax effects:
State and local income taxes, net of federal benefit (i)	7	0.7
Effect of cross-border tax laws:
Foreign-derived intangible income	(17)	(1.7)
Other	2	0.2
Tax credits:
Foreign tax credit	(26)	(2.7)
Other	(3)	(0.3)
Nontaxable or nondeductible items	6	0.6
Other	9	0.9
Foreign tax effects:
Mexico:
Statutory tax rate difference	25	2.6
Other	9	0.9
Foreign currency foreign exchange	(14)	(1.5)
Germany:
Provincial tax	13	1.3
Other	(4)	(0.4)
Colombia	11	1.1
Other foreign jurisdictions	19	2.0
Changes in unrecognized tax benefits	(3)	(0.3)
Effective income tax rate	$238	24.4%
(i) Illinois and New York make up the majority (greater than 50 percent) of state and local income taxes, net of federal benefit.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
As previously disclosed for the years ended December 31, 2024 and 2023, prior to our adoption of ASU 2023-09, the effective income tax rate differed from the statutory federal income tax rate as follows:

	2024	2023
Provision for tax at U.S. statutory rate	21.0%	21.0%
Tax rate difference on foreign income	5.4	6.1
Foreign currency foreign exchange	1.9	(1.8)
Inflation adjustments	(0.4)	(0.5)
Tax benefit of intercompany financing	(0.3)	(0.4)
U.S. international tax implications	1.4	1.0
Favorable judgment on the treatment of credits and interest on indirect taxes	—	(0.2)
Sale of our South Korea business	(1.6)	—
Unfavorable judgment and related reserve on transfer pricing matters	1.6	—
Valuation allowance on investments	1.2	—
Foreign-derived intangible income (“FDII”)	(1.6)	(1.5)
Brazil exclusion of certain tax incentives	(0.3)	(1.2)
Other items, net	1.5	(0.1)
Provision at effective tax rate	29.8%	22.4%
During the year ended December 31, 2025, we announced our intention to divest the Pakistan business as described in Note 2. As a result of this decision, management concluded that we no longer have the intent or ability to indefinitely reinvest the historical earnings of this foreign subsidiary and therefore reversed our indefinite reinvestment assertion related to this entity.
As of December 31, 2025, we recorded a $10 million deferred tax liability resulting primarily from a change in our permanent reinvestment assertion regarding our foreign subsidiary in Pakistan. We continue to assert indefinite reinvestment for the accumulated earnings of our other foreign subsidiaries, for which no material foreign taxes, U.S. federal or state taxes, or foreign currency gains or losses have been provided. It is not practicable to estimate the additional income taxes, including applicable foreign withholding taxes, that would be payable if such earnings were repatriated.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for 2025 and 2024 were as follows:

	2025	2024
Balance at January 1	$40	$31
Additions for tax positions related to prior years	2	7
Reductions for tax positions related to prior years	—	(1)
Additions based on tax positions related to the current year	2	3
Settlements with taxing authorities	(3)	—
Reductions related to a lapse in the statute of limitations	(2)	—
Balance at December 31	$39	$40
Of the $39 million of unrecognized tax benefits as of December 31, 2025, $29 million represents the amount that, if recognized, could affect the effective tax rate in future periods. The remaining $10 million represents net operating loss carryforwards that would have otherwise had a valuation allowance.
We account for interest and penalties related to income tax matters within the provision for income taxes. We have accrued $7 million of interest expense and penalties related to unrecognized tax benefits as of December 31, 2025.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
We are subject to U.S. federal income tax as well as income tax in multiple states and non-U.S. jurisdictions. The U.S. federal tax returns are subject to audit for the years 2022 through 2025. In general, our foreign subsidiaries remain subject to audit for years 2014 and later.
It is reasonably possible that the total amount of unrecognized tax benefits including interest and penalties will increase or decrease within twelve months of December 31, 2025, as a result of the expiration of a statute of limitations period and potential settlement.
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

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Pension Plans
Pension Obligation and Funded Status: The changes in pension benefit obligations and plan assets during 2025 and 2024, as well as the funded status and the amounts recognized in our Consolidated Balance Sheets related to our pension plans at December 31, 2025 and 2024, were as follows:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Benefit obligation
At January 1	$288	$305	$170	$200
Divestiture (i)	—	—	—	(14)
Service cost	3	3	3	3
Interest cost	15	14	9	9
Benefits paid	(21)	(20)	(11)	(11)
Actuarial loss (gain)	4	(14)	—	—
Curtailment/settlement/amendments, net	—	—	(3)	(1)
Currency translation adjustment	—	—	11	(16)
Benefit obligation at December 31	$289	$288	$179	$170

Fair value of plan assets
At January 1	$315	$325	$174	$200
Divestiture (i)	—	—	—	(16)
Actual return on plan assets	23	10	5	14
Employer contributions	1	—	4	4
Benefits paid	(21)	(20)	(11)	(11)
Plan settlements	—	—	(4)	(2)
Currency translation adjustment	—	—	9	(15)
Fair value of plan assets at December 31	$318	$315	$177	$174

Funded status	$29	$27	$(2)	$4
______________________
(i)We completed the sale of our South Korea business on February 1, 2024.
As of December 31, 2025, the actuarial loss for the U.S plans was primarily driven by a decrease in the discount rate compared to the prior year. As of December 31, 2024, the actuarial gain for the U.S. plan was primarily driven by an increase in the discount rate compared to the prior year.
Amounts recorded in the Consolidated Balance Sheets as of December 31, 2025 and 2024 were as follows:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Non-current assets	$39	$35	$48	$46
Current liabilities	(1)	(1)	(1)	(1)
Non-current liabilities	(9)	(7)	(49)	(41)
Net assets (liabilities) recognized	$29	$27	$(2)	$4

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Amounts recorded in AOCL, excluding tax effects that have not yet been recognized as components of net periodic benefit cost at December 31, 2025 and 2024, were as follows:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Net actuarial loss	$22	$25	$22	$16
Prior service (credit) cost	(1)	(2)	1	1
Net amount recognized	$21	$23	$23	$17
The net amount recognized in AOCL at December 31, 2025 decreased compared to the prior year for the U.S. pension plans mainly due to actual return on plan assets being higher than expected, partially offset by the decrease in discount rates used to measure our obligations under U.S. plans. The net amount recognized in AOCL at December 31, 2025 for the non-U.S. pension plans increased as compared to December 31, 2024 was primarily driven by the actual return on assets being lower than expected as well as by unfavorable foreign currency translation.
The accumulated benefit obligation for all defined benefit pension plans was $449 million and $442 million at December 31, 2025 and 2024. Information for pension plans with a projected benefit obligation in excess of plan assets and an accumulated benefit obligation in excess of plan assets is as follows:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Projected benefit obligation	$(9)	$(8)	$(54)	$(46)
Accumulated benefit obligation	(9)	(8)	(42)	(36)
Fair value of plan assets	—	—	5	4
Components of net periodic benefit cost consist of the following for 2025, 2024 and 2023:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Service cost	$3	$3	$3	$3	$3	$4
Interest cost	15	14	15	9	9	10
Expected return on plan assets	(17)	(17)	(17)	(9)	(9)	(9)
Amortization of actuarial loss	—	—	1	—	1	1
Amortization of prior service credit	(1)	—	(1)	—	—	—
Net periodic benefit cost	$—	$—	$1	$3	$4	$6

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Total pre-tax amounts recorded in other comprehensive income and net periodic benefit cost for 2025, 2024 and 2023 were as follows:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Net actuarial (gain) loss	$(3)	$(7)	$(3)	$4	$(5)	$—
Prior service cost	1	—	—	—	1	—
Amortization of actuarial loss	—	—	(1)	1	(1)	(1)
Amortization of prior service credit	—	—	1	—	—	—
Currency translation adjustment	—	—	—	1	(2)	1
Total recorded in other comprehensive (income) loss	(2)	(7)	(3)	6	(7)	—
Net periodic benefit cost	—	—	1	3	4	6
Total recorded in other comprehensive (income) loss and net periodic benefit cost	$(2)	$(7)	$(2)	$9	$(3)	$6
The weighted average assumptions used to determine our obligations for the pension plans for 2025 and 2024 were as follows:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Discount rate	5.41%	5.64%	5.52%	5.42%
Rate of compensation increase	3.70	3.75	4.24	4.16
Cash balance interest credit rate	4.51	4.63	—	—
The weighted average assumptions used to determine our net periodic benefit cost for the pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.64%	5.00%	5.19%	5.42%	5.32%	5.67%
Expected long-term return on plan assets	5.50	5.50	5.50	5.05	4.97	5.05
Rate of compensation increase	3.75	3.83	3.92	4.16	3.73	3.83
Cash balance interest crediting rate	4.63	4.53	4.21	—	—	—
For 2025, we assumed an expected long-term rate of return on assets of 5.50 percent for U.S. plans and 4.58 percent for Canadian plans. In developing the expected long-term rate of return assumption on plan assets, which consist mainly of U.S. and Canadian debt and equity securities, we evaluated historical rates of return achieved on plan assets and the asset allocation of the plans, input from our independent actuaries and investment consultants, and historical trends in long-term inflation rates. Projected return estimates are based upon broad equity and bond indices.
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
Our weighted average asset allocations as of December 31, 2025 and 2024 for U.S. and non-U.S. pension plan assets were as follows:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Equity securities	7%	7%	9%	9%
Debt securities	91	91	86	84
Cash and other	2	2	5	7
Total	100%	100%	100%	100%
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

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The fair values of our plan assets by asset category were as follows:

	Fair Value Measurements as of December 31, 2025
	NAV		Level 1		Level 2		Total
	2025	2024	2025	2024	2025	2024	2025	2024
U.S. Plans:
Equity index:
U.S. (i)	$—	$—	$—	$—	$14	$14	$14	$14
International (ii)	—	—	—	—	7	7	7	7
Fixed income index:
Intermediate bond (iv)	—	—	—	—	12	—	12	—
Long bond (iii)	—	—	—	—	121	125	121	125
Government bond (iv)	—	—	—	—	91	100	91	100
Other fixed income (v)	67	63	—	—	—	—	67	63
Cash & Short-term Investments (vi)	—	—	—	—	6	6	6	6
Total U.S. Plans	$67	$63	$—	$—	$251	$252	$318	$315
Non-U.S. Plans:
Equity index:
U.S. (i)	$—	$—	$—	$—	$10	$10	$10	$10
International (ii)	—	—	—	—	5	5	5	5
Fixed income index:
Government bond (vii)	—	—	—	—	77	73	77	73
Corporate bond (viii)	—	—	—	—	76	74	76	74
Other (ix)	—	—	—	—	7	10	7	10
Cash & Short-term Investments (vi)	—	—	2	2	—	—	2	2
Total Non-U.S. Plans	$—	$—	$2	$2	$175	$172	$177	$174
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
(iv)This category consists of both passively and actively managed fixed income index funds that invest in a diversified portfolio of fixed income government and corporate debt securities with varying maturities.
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
During 2025, we made a cash contribution of $1 million to our U.S. pension plans and $4 million to our non-U.S. pension plans. We anticipate that in 2026 we will make cash contributions of $1 million to our U.S. pension plans and $4 million to our non-U.S. pension plans. Cash contributions in subsequent years will depend on a number of factors, including the performance of plan assets.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
We expect to pay the following benefit payments to beneficiaries, which reflect anticipated future service, as appropriate:

	U.S. Plans	Non-U.S. Plans
2026	$28	$12
2027	27	12
2028	26	12
2029	25	13
2030	24	13
Thereafter	111	75
We also maintain defined contribution plans. We make matching contributions to these plans that are subject to certain vesting requirements and are based on a percentage of employee contributions. The expense for defined contribution plans was $34 million for 2025, $30 million for 2024, and $28 million for 2023.
Postretirement Benefit Plans
Our postretirement benefit plans currently are not funded. The information presented below includes plans in the U.S., Brazil and Canada. The changes in the benefit obligations of the plans during 2025 and 2024, as well as the amounts recognized in our Consolidated Balance Sheets as of December 31, 2025 and 2024, were as follows:

	2025	2024
Accumulated postretirement benefit obligation
At January 1	$52	$64
Interest cost	4	4
Actuarial loss (gain)	3	(7)
Benefits paid	(3)	(3)
Currency translation adjustment	3	(6)
At December 31	59	52
Fair value of plan assets	—	—
Funded status	$(59)	$(52)
As of December 31, 2025, the increase in the postretirement benefit obligation was mainly driven by actuarial losses and unfavorable foreign currency translation.
Amounts recorded in the Consolidated Balance Sheets as of December 31, 2025 and 2024 were as follows:

	2025	2024
Current liabilities	$(4)	$(4)
Non-current liabilities	(55)	(48)
Total liabilities recognized	$(59)	$(52)
Amounts recorded in AOCL, excluding tax effects that have not yet been recognized as components of net periodic benefit cost at December 31, 2025 and 2024 were as follows:

	2025	2024
Net actuarial (gain)	$(1)	$(5)
Prior service cost	3	5
Net amount recognized	$2	$—

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Components of net periodic benefit cost for 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Service cost	$—	$—	$1
Interest cost	4	4	4
Amortization of actuarial (gain) loss	—	—	(1)
Amortization of prior service cost	1	1	1
Net periodic benefit cost	$5	$5	$5
Total pre-tax amounts recorded in other comprehensive income and net periodic benefit cost for 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Net actuarial loss (gain)	$3	$(7)	$1
Prior service cost	—	—	2
Amortization of prior service (cost)	(1)	(1)	(1)
Amortization of actuarial gain	—	—	1
Currency translation adjustment	1	(2)	1
Total recorded in other comprehensive loss (income)	3	(10)	4
Net periodic benefit cost	5	5	5
Total recorded in other comprehensive (income) loss and net periodic benefit cost	$8	$(5)	$9
We used the following weighted average assumptions to determine our postretirement benefit obligations for 2025 and 2024:

	2025	2024
Discount rate	8.16%	7.75%
The following weighted average assumptions were used to determine our net postretirement benefit cost:

	2025	2024	2023
Discount rate	7.75%	7.37%	7.30%
The discount rate reflects a rate of return on high-quality fixed-income investments that match the duration of expected benefit payments. We typically use returns on long-term, high-quality corporate AA bonds as a benchmark in establishing this assumption.
The healthcare cost trend rates used in valuing our postretirement benefit obligations are established based upon actual healthcare trends and consultation with actuaries and benefit providers. We used the following assumptions as of December 31, 2025:

	U.S.	Canada	Brazil
2025 increase in per capita cost	8.50%	5.30%	8.42%
Ultimate trend	4.50%	4.05%	8.42%
Year ultimate trend reached	2034	2040	2025

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
We expect to make the following benefit payments to beneficiaries under our postretirement benefit plans, which reflect anticipated future service, as appropriate:

2026	$4
2027	4
2028	4
2029	4
2030	4
Thereafter	24
Multi-employer Plan
We participate in and contribute to one multi-employer benefit plan under the terms of collective bargaining agreements that cover certain union-represented employees and retirees in the U.S. The plan covers medical and dental benefits for active hourly employees and retirees represented by the United Steelworkers Union for certain U.S. locations. The risks of participating in this multi-employer plan are different from the risks of participating in single-employer plans. This plan receives contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements, and the assets contributed by one employer may be used to fund the benefits of all employees covered within the plan.
We are required to make contributions to this multi-employer plan as determined by the terms and conditions of the collective bargaining agreements and plan terms, but we do not provide more than five percent of the total contributions to the plan. We made regular contributions to the plan of $10 million in 2025, $10 million in 2024, and $11 million in 2023. We cannot currently estimate the amount of multi-employer plan contributions that will be required in 2026 and future years, but these contributions could increase due to healthcare cost trends. The remaining collective bargaining agreements associated with the multi-employer plan expire during 2027 and 2028.
11. Equity
Preferred stock: We have authorized 25 million shares of $0.01 par value preferred stock, none of which were issued or outstanding at December 31, 2025 and 2024.
Treasury stock: On November 3, 2025, the Board of Directors approved a new stock repurchase program authorizing us to purchase up to 8.0 million shares of our outstanding common stock until December 31, 2028. We may repurchase shares from time to time in the open market, in privately negotiated transactions, or otherwise, at prices we deem appropriate. We are not obligated to repurchase any shares under the authorization, and the repurchase program may be suspended, discontinued or modified at any time, for any reason and without notice. The parameters of our stock repurchase program are not established solely with reference to the dilutive impact of shares issued under our stock incentive plan. However, we expect that, over time, share repurchases will offset the dilutive impact of shares issued under the stock incentive plan.
During 2025, we repurchased 1.8 million outstanding shares of common stock in open market transactions at a net cost of $224 million. During 2024, we repurchased 1.7 million shares of common stock in open market transactions at a net cost of $216 million. During 2023, we repurchased 1.0 million outstanding shares of common stock in open market transactions at a net costs of $101 million.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Common stock share activity for 2025, 2024 and 2023 was as follows:

(Shares of common stock, in thousands)	Issued	Held in Treasury	Outstanding
Balance as of December 31, 2022	77,811	12,117	65,694
Issuance of restricted stock units as compensation	—	(108)	108
Performance shares and other share-based awards	—	(51)	51
Stock options exercised	—	(386)	386
Purchase/acquisition of treasury stock	—	1,000	(1,000)
Balance as of December 31, 2023	77,811	12,572	65,239
Issuance of restricted stock units as compensation	—	(127)	127
Performance shares and other share-based awards	—	(145)	145
Stock options exercised	—	(635)	635
Purchase/acquisition of treasury stock	—	1,652	(1,652)
Balance as of December 31, 2024	77,811	13,317	64,494
Issuance of restricted stock units as compensation	—	(120)	120
Performance shares and other share-based awards	—	(99)	99
Stock options exercised	—	(92)	92
Purchase/acquisition of treasury stock	—	1,832	(1,832)
Balance as of December 31, 2025	77,811	14,838	62,973
Share-based payments: Share-based compensation expense for 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Stock options:
Pre-tax compensation expense	$5	$5	$4
Income tax benefit	—	—	—
Stock option expense, net of income taxes	5	5	4
Restricted stock units (“RSUs”):
Pre-tax compensation expense	20	18	15
Income tax benefit	(3)	(2)	(2)
RSUs, net of income taxes	17	16	13
Performance shares and other share-based awards:
Pre-tax compensation expense	15	14	14
Income tax benefit	(1)	(1)	(1)
Performance shares and other share-based compensation expense, net of income taxes	14	13	13
Total share-based compensation:
Pre-tax compensation expense	40	37	33
Income tax benefit	(4)	(3)	(3)
Total share-based compensation expense, net of income taxes	$36	$34	$30
The People, Culture and Compensation Committee (“Compensation Committee”) of our Board of Directors administers a stock incentive plan (“SIP”) under which it grants stock options, restricted stock, restricted stock units and other share-based awards to certain key employees. The Committee originally authorized 5.4 million shares for awards when it approved the SIP on May 19, 2023. As of December 31, 2025, 4.6 million shares were available for future grants. Shares covered by awards under the SIP and a prior stock incentive plan that expire, terminate or lapse will again be available for the grant of awards under the SIP.

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
We granted non-qualified options to purchase 158 thousand, 178 thousand and 197 thousand shares for 2025, 2024 and 2023. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2025	2024	2023
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	4.1%	4.2%	4.0%
Expected volatility	28.2%	28.1%	28.3%
Expected dividend yield	2.5%	2.9%	2.9%
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
Stock option activity in 2025 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	1,453	$100.04	5.6	$55
Granted	158	130.57
Exercised	(317)	91.17
Cancelled	(25)	115.24
Outstanding as of December 31, 2025	1,269	$105.75	5.3	$13
Exercisable as of December 31, 2025	969	$102.02	4.3	$13
For 2025, 2024 and 2023, cash received from the exercise of stock options was $5 million, $58 million and $28 million. As of December 31, 2025, the unrecognized compensation cost related to non-vested stock options totaled $2 million, which is expected to be amortized over the weighted-average period of approximately 1.8 years.
Additional information pertaining to stock option activity was as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value of stock options granted (per share)	$33.53	$26.33	$23.80
Total intrinsic value of stock options exercised	11	24	13
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to cliff vesting, generally after three years, provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
RSU activity in 2025 was as follows:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2024	538	$99.58
Granted	181	130.34
Vested	(171)	89.74
Cancelled	(38)	110.82
Non-vested as of December 31, 2025	510	$112.44
The total fair value of RSUs that vested was $15 million in 2025, $16 million in 2024, and $12 million in 2023.
At December 31, 2025, the total remaining unrecognized compensation cost related to RSUs was $17 million, which will be amortized on a weighted-average basis over approximately 1.7 years. Recognized compensation cost related to unvested RSUs is included in Share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $32 million for December 31, 2025 and 2024.
Performance Shares: We have a long-term incentive plan for senior management in the form of performance shares. For the 2025 performance shares, 50 percent of the performance shares awarded vest based on our total shareholder return as compared to the total shareholder return of our performance peer group and the remaining 50 percent vest based on the calculation of our three-year average Adjusted Return on Invested Capital (“Adjusted ROIC”) against an established ROIC target.
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
We awarded 82 thousand, 86 thousand and 93 thousand performance shares in 2025, 2024 and 2023. The weighted average per share fair value of the shares granted in 2025, 2024 and 2023 was $145.73, $127.97 and $114.26.
The 2022 performance share awards that vested in February 2025 achieved a 200 percent payout of the granted performance shares. As of December 31, 2025, the 2023 performance share awards are estimated to pay out at 183 percent. Additionally, there were 17 thousand performance shares cancelled during 2025.
As of December 31, 2025, the unrecognized compensation cost relating to these plans was $9 million, which will be amortized over the remaining requisite service periods of 1.78 years. Recognized compensation cost related to these unvested awards is included in Share-based payments subject to redemption in the Consolidated Balance Sheets and totaled $32 million and $28 million as of December 31, 2025 and 2024.
Other Share-based Awards Under the SIP: Under the director compensation plan, $170 thousand of a non-employee director’s annual retainer is paid in Ingredion common stock. A director may elect to defer all or a portion of the director’s

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
common stock or cash compensation in shares of restricted stock units. These restricted units may not be transferred until a date not less than six months and no more than ten years and six months after the director’s termination of service from the Board of Directors, at which time the restricted units will be settled by delivering shares of common stock. The compensation expense relating to this plan included in the Consolidated Statements of Income was $2 million in each of 2025, 2024 and 2023. At December 31, 2025, there were approximately 213 thousand restricted stock units outstanding under this plan at a carrying value of approximately $12 million.
Accumulated Other Comprehensive Loss: A summary of Accumulated other comprehensive loss (“AOCL”) for 2025, 2024 and 2023 is presented below:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2022	$(1,008)	$6	$(46)	$(1,048)
Other comprehensive income (loss) before reclassification adjustments	47	(151)	(2)	(106)
Loss reclassified from AOCL	—	78	1	79
Tax effect	—	19	—	19
Net other comprehensive income (loss)	47	(54)	(1)	(8)
Balance as of December 31, 2023	(961)	(48)	(47)	(1,056)
Other comprehensive (loss) income before reclassification adjustments	(100)	(48)	23	(125)
Loss reclassified from AOCL	—	120	1	121
Tax effect	—	(20)	(6)	(26)
Net other comprehensive (loss) income	(100)	52	18	(30)
Balance as of December 31, 2024	(1,061)	4	(29)	$(1,086)
Other comprehensive income (loss) before reclassification adjustments	162	(9)	(6)	147
(Income) reclassified from AOCL	—	(4)	—	(4)
Tax effect	—	4	2	6
Net other comprehensive income (loss)	162	(9)	(4)	149
Balance as of December 31, 2025	$(899)	$(5)	$(33)	$(937)
Supplemental Information: The following table provides the computation of basic and diluted earnings per common share (“EPS”).

	2025			2024			2023
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$729	64.2	$11.36	$647	65.5	$9.88	$643	66.0	$9.74
Effect of Dilutive Securities (i)		1.0			1.1			1.0
Diluted EPS	$729	65.2	$11.18	$647	66.6	$9.71	$643	67.0	$9.60
_____________________
(i)Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive stock options, vesting of dilutive RSUs and other awards.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Approximately 0.3 million, 0.2 million and 0.5 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS in 2025, 2024 and 2023 because their effects were anti-dilutive.
12. Segment and Geographical Information
Effective January 1, 2024, we changed our reportable segments to align them with changes in how our Chief Operating Decision Maker (“CODM”), James P. Zallie, our chairman, president, and chief executive officer, evaluates performance, makes strategic decisions, and allocates resources.
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries, and our reportable segments are T&HS, F&II–LATAM and F&II–U.S./Canada. Businesses of multiple operating segments that are not individually or collectively classified as reportable segments are included in All Other. The T&HS segment has a global focus and primarily manufactures texturizing food ingredients. The F&II–LATAM segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials that we primarily source within South America and Mexico. The F&II–U.S./Canada segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials sourced within the U.S. and Canada. Revenues from All Other are generated primarily by sweetener and starch sales from our Pakistan business, sales of stevia and other sweeteners from our PureCircle and Sugar Reduction businesses, and pea protein ingredients from our Protein Fortification business. All Other also included the sale of our South Korea business, which we divested on February 1, 2024, as more fully described in Note 2.
Net sales by product are not presented because such presentation is not practicable. No customer or group of related customers accounted for 10 percent or more of our net sales in 2025, 2024 or 2023.
Adjusted operating income presented by segment includes an arms-length profit margin for sales of manufactured products sold to other segments. We exclude certain corporate items, including unallocated costs and certain centralized costs, from our reportable segments and All Other because the CODM evaluates each segment’s performance exclusive of these items.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The following tables present information about our net sales, significant segment costs and adjusted operating income by reportable segment and All Other were as follows:

	Twelve Months Ended December 31, 2025
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$2,429	$2,392	$2,121	$483	$—
Inter-segment net sales	(32)	(51)	(108)	(15)	—
Net sales to unaffiliated customers	$2,397	$2,341	$2,013	$468	$—	$7,219
Segment cost of sales	$1,666	$1,716	$1,609	$400	$—
Other operating expenses	326	132	89	70	183
Adjusted operating income (loss)	$405	$493	$315	$(2)	$(183)	$1,028
Unallocated (costs) (i)						(12)
Operating income						$1,016

	Twelve Months Ended December 31, 2024
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$2,417	$2,497	$2,244	$475	$—
Inter-segment net sales	(51)	(47)	(89)	(16)	—
Net sales to unaffiliated customers	$2,366	$2,450	$2,155	$459	$—	$7,430
Segment cost of sales	$1,715	$1,820	$1,691	$407	$—
Other operating expenses	301	147	91	74	168
Adjusted operating income (loss)	$350	$483	$373	$(22)	$(168)	$1,016
Unallocated (costs) (i)						(133)
Operating income						$883

	Twelve Months Ended December 31, 2023
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$2,566	$2,668	$2,429	$743	$—
Inter-segment net sales	(106)	(35)	(94)	(11)	—
Net sales to unaffiliated customers	$2,460	$2,633	$2,335	$732	$—	$8,160
Segment cost of sales	$1,759	$2,054	$1,951	$647	$—
Other operating expenses	307	127	86	87	173
Adjusted operating income (loss)	$394	$452	$298	$(2)	$(173)	$969
Unallocated (costs) (i)						(12)
Operating income						$957

(i) Unallocated (costs):	2025	2024	2023
Restructuring and resegmentation costs	$(13)	$(18)	$(1)
Impairment charges	(8)	(109)	(10)
Other matters	9	(6)	(1)
Total unallocated (costs)	$(12)	$(133)	$(12)

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Property, plant and equipment, net, by reportable segment and All Other as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Texture & Healthful Solutions	$979	$884
Food & Industrial Ingredients–LATAM	592	508
Food & Industrial Ingredients–U.S./Canada	612	556
All Other (i)	343	316
Total property, plant and equipment, net	$2,526	$2,264
_____________________
(i)For purposes of presentation, All Other includes Corporate assets.

Property, plant and equipment, net by country as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
U.S.	$1,190	$1,076
Mexico	258	258
Brazil	229	164
Thailand	166	152
China	156	153
Germany	146	121
Canada	140	128
Others	241	212
Total	$2,526	$2,264

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Depreciation and amortization, mechanical stores expense, capital expenditures and mechanical stores purchases by reportable segment and All Other were as follows:

	2025	2024	2023
Depreciation and amortization:
Texture & Healthful Solutions	$85	$82	$80
Food & Industrial Ingredients–LATAM	54	48	47
Food & Industrial Ingredients–U.S./Canada	44	40	41
All Other (i)	39	44	51
Total	$222	$214	$219
Mechanical stores expense (ii):
Texture & Healthful Solutions	$19	$14	$16
Food & Industrial Ingredients–LATAM	10	13	14
Food & Industrial Ingredients–U.S./Canada	33	31	28
All Other (i)	5	4	4
Total	$67	$62	$62
Capital expenditures and mechanical stores purchases (iii):
Texture & Healthful Solutions	$132	$101	$113
Food & Industrial Ingredients–LATAM	106	80	70
Food & Industrial Ingredients–U.S./Canada	107	84	75
All Other (i)	88	36	58
Total	$433	$301	$316

(i)All Other includes Corporate activities.
(ii)Represents costs for spare parts used in the production process that are recorded in PP&E as part of machinery and equipment until they are utilized in the manufacturing process and expensed as a period cost.
(iii)Capital expenditures and mechanical stores purchases are presented net of cash proceeds from disposals of PP&E on the Statement of Cash Flows. Proceeds from disposals of PP&E were $0 million, $6 million and $2 million in 2025, 2024 and 2023.
Net sales to third-party customers by country of origin were as follows:

	2025	2024	2023
U.S.	$2,815	$2,870	$3,069
Mexico	1,392	1,503	1,571
Brazil	572	584	669
Canada	495	527	548
Germany	384	385	413
Colombia	324	310	332
Thailand	255	265	259
Others	982	986	1,299
Total	$7,219	$7,430	$8,160
13. Commitments and Contingencies
On November 17, 2025, we entered into a lease for a new Global Innovation headquarters facility that will be built in Bridgewater, New Jersey, where we currently lease another facility for research and operations. When the Global Innovation headquarters construction is substantially complete and ready for our use, which we estimate will be in the first half of 2028, subject to environmental conditions, structural dependencies and regulatory approvals, we will begin lease

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
payments for a term of 25 years. Lease payments will be primarily based on the cost to construct the facility, which we estimate will be approximately $145 million.
We file to recover previously taxable local government tax incentives in Brazil when we believe that the recovery w be probable. As of December 31, 2025 and 2024, we had $21 million and $39 million of remaining tax incentives, which have decreased due to use of the tax credits. We expect to use a portion of these credits within one year. As of December 31, 2025, $15 million was recorded in Accounts receivable, net and $6 million in Other non-current assets on the Consolidated Balance Sheets.
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
14. Supplementary Information
Accounts Receivable, Net
Accounts receivable, net as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Accounts receivable – trade	$1,031	$939
Accounts receivable – other	164	167
Allowance for credit losses	(10)	(13)
Total accounts receivable, net	$1,185	$1,093
Write-offs of accounts receivable were insignificant in 2025 and 2024. There were no significant contract assets associated with customers as of December 31, 2025 and 2024.
Inventories
Inventories as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Finished and in process	$753	$762
Raw materials	389	346
Manufacturing supplies	85	79
Total inventories	$1,227	$1,187

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
PP&E, Net
PP&E, net as of December 31, 2025 and 2024 was as follows:

	As of December 31,
	2025	2024
Land	$180	$173
Buildings	877	824
Machinery and equipment	5,196	4,743
Property, plant and equipment, at cost	6,253	5,740
Accumulated depreciation	(3,727)	(3,476)
Total property, plant and equipment, net	$2,526	$2,264
We recorded capitalized interest to PP&E of $6 million in 2025, $4 million in 2024, and $3 million in 2023. We recognized depreciation expense of $195 million in 2025, $188 million in 2024, and $193 million in 2023.
During 2024, we announced our intent to discontinue manufacturing operations at our Goole facility in the United Kingdom, Vanscoy facility in Canada, and Alcantara facility in Brazil. As a result, we recognized impairment charges of $91 million in the Consolidated Statements of Income primarily related to property, plant and equipment. We reclassified the assets and liabilities of the Vanscoy disposal group to held for sale, which are included in Prepaid expenses and assets held for sale and Accrued liabilities and liabilities held for sale, respectively, on the Consolidated Balance Sheets as of December 31, 2025 and 2024.
During 2025, we recorded $3 million of incremental fixed asset impairment charges related to the foregoing closures.
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
As of December 31, 2025 and 2024, participating financial institutions held $148 million and $135 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale on our Consolidated Balance Sheets. As of December 31, 2025, supply chain finance programs existed for operations in Brazil, certain PureCircle entities, Mexico, Thailand, China, Colombia, and Peru.
The rollforward of our outstanding obligations confirmed as valid under our supply chain finance programs as of December 31, 2025 and 2024 were follows:

	2025	2024
Outstanding as of January 1	$135	$153
Invoices added during the year	559	480
Invoices paid during the year	(561)	(473)
Currency translation adjustment	15	(25)
Outstanding as of December 31	$148	$135

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Accrued Liabilities and Liabilities Held for Sale
Accrued liabilities and liabilities held for sale as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Compensation-related costs	$123	$121
Taxes payable and income taxes payable	67	156
Current lease liabilities	63	59
Dividends payable	52	52
Other	270	245
Total accrued liabilities and liabilities held for sale	$575	$633
There were no significant contract liabilities associated with our customers as of December 31, 2025 and 2024. Liabilities for volume discounts and incentives were also not significant as of December 31, 2025 and 2024.
Other Non-Current Liabilities
Other non-current liabilities as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Non-current operating lease liabilities	$118	$145
Deferred tax liabilities	128	136
Pension and postretirement liabilities	113	96
Other	114	109
Total other non-current liabilities	$473	$486
Supplemental Statements of Income Information
Research and development (“R&D”) expense was $71 million in 2025, $67 million in 2024, and $63 million in 2023. Our R&D expense, which we record in Operating expenses in the Consolidated Statements of Income, represents investments in new product development and innovation.

Ingredion Incorporated
Notes to Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Cash Flow Information
Interest paid was $37 million, $48 million and $96 million for 2025, 2024 and 2023. Income taxes paid, prior to the adoption of ASU 2023-09, was $169 million and $157 million in 2024 and 2023.
Quarterly Financial Data (Unaudited)
Earnings per share for each quarter and the year are calculated individually and may not sum to the total for the respective year. Summarized quarterly financial data was as follows:

	1st QTR	2nd QTR	3rd QTR	4th QTR
2025
Net sales	$1,813	$1,833	$1,816	$1,757
Gross profit	466	477	455	430
Net income attributable to Ingredion	197	196	171	165
Basic earnings per common share of Ingredion	3.05	3.04	2.66	2.59
Diluted earnings per common share of Ingredion	3.00	2.99	2.61	2.56
Per share dividends declared	0.80	0.80	0.82	0.82

	1st QTR	2nd QTR	3rd QTR	4th QTR
2024
Net sales	$1,882	$1,878	$1,870	$1,800
Gross profit	417	446	479	449
Net income attributable to Ingredion	216	148	188	95
Basic earnings per common share of Ingredion	3.29	2.25	2.88	1.46
Diluted earnings per common share of Ingredion	3.23	2.22	2.83	1.43
Per share dividends declared	0.78	0.78	0.80	0.80

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and the oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). The scope of the assessment included all of the subsidiaries of Ingredion. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in the Consolidated Financial Statements filed with this report.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ingredion Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Ingredion Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and redeemable equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Chicago, Illinois
February 17, 2026

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the fourth quarter of 2025, none of Ingredion’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Ingredion securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or to be effected under any non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated herein by reference to Ingredion’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), including the information in the Proxy Statement appearing under the headings “Proposal 1. Election of Directors,” “Ownership of Our Stock—Delinquent Section 16(a) Reports,” and “Executive Compensation—Compensation Discussion and Analysis.” The information regarding executive officers required by Item 401 of Regulation S-K is included in Part 1 of this report under the heading “Information about our Executive Officers.”
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated herein by reference to the Proxy Statement, including the information in the Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Proposal 1. Election of Directors—Compensation of Non-employee Directors” and “Compensation Committee Interlocks and Insider Participation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated herein by reference to the Proxy Statement, including the information in the Proxy Statement appearing under the headings “Equity Compensation Plan Information as of December 31, 2025” and “Ownership of Our Stock—Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is incorporated herein by reference to the Proxy Statement, including the information in the Proxy Statement appearing under the headings “Review and Approval of Transactions with Related Persons” and “Proposal 1. Election of Directors—The Board and Committees—Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 is incorporated herein by reference to the Proxy Statement, including the fee information in the Proxy Statement appearing in the section “Proposal 3. Ratification of Appointment of KPMG as Our Independent Registered Public Accounting Firm.”

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

10.2*
Amendment No. 1 to 2023 Stock Incentive Plan, as effective October 15, 2024 (incorporated by reference to Exhibit 10.2 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025) (File No. 1-13397).

10.3*
Form of Indemnification Agreement entered into by each of the members of Ingredion’s Board of Directors and Ingredion’s executive officers (incorporated by reference to Exhibit 10.14 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998) (File No. 1-13397).

10.4*	Ingredion Incorporated Non-Qualified Deferred Compensation Plan, amended and restated as of January 1, 2026.

10.5*
Annual Incentive Plan as effective January 1, 2022 (incorporated by reference to Exhibit 10.4 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2023) (File No. 1-13397).

10.6*	Form of 2026 Performance Share Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan.

10.7*
Form of 2025 Performance Share Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025) (File No. 1-13397).

10.8*
Form of 2024 Performance Share Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 21, 2024) (File No. 1-13397).

10.9*
Form of 2025 Stock Option Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025) (File No. 1-13397).

10.10*
Form of 2024 Stock Option Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan. (incorporated by reference to Exhibit 10.9 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2024) (File No. 1-13397).

10.11*
Form of 2023 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2023) (File No. 1-13397).

10.12*
Form of 2022 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 22, 2022) (File No. 1-13397).

10.13*
Form of 2021 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021) (File No. 1-13397).

10.14*
Form of 2020 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Ingredion’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 6, 2020) (File No. 1-13397).

10.15*
Form of 2019 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Ingredion’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 3, 2019) (File No. 1-13397).

10.16*
Form of 2018 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Ingredion's Current Report on Form 8-K dated February 6, 2018, filed on February 12, 2018) (File No. 1-13397).

10.17*
Form of 2017 Stock Option Award Agreement for use in connection with awards under the Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Ingredion’s Current Report on Form 8-K dated February 7, 2017, filed on February 14, 2017) (File No. 1-13397).

10.18*	Form of 2026 Restricted Stock Units Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan.

10.19*
Form of 2025 Restricted Stock Units Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025) (File No. 1-13397).

10.20*
Form of 2024 Restricted Stock Units Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 21, 2024) (File No. 1-13397).

10.21*
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

10.23*
Amendment to each form of Executive Severance Agreement as filed as Exhibits 10.24 and 10.25 (incorporated by reference to Exhibit 10.26 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025) (File No. 1-13397).

10.24*	Ingredion Incorporated Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Ingredion’s Current Report on Form 8-K dated July 25, 2024) (File No. 1-13397).

10.25*	Ingredion Incorporated Executive Change in Control Severance Pay Plan (incorporated by reference to Exhibit 10.2 to Ingredion’s Current Report on Form 8-K dated July 25, 2024) (File No. 1-13397).

10.26*	Summary of Non-Employee Director Compensation.

10.27*
Letter of Agreement, dated as of November 23, 2020, between Ingredion and Eric Seip (incorporated by reference to Exhibit 10.27 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2023) (File No. 1-13397).

10.28*
Letter of Agreement, dated as of November 12, 2021, between Ingredion and Tanya Jaeger de Foras (incorporated by reference to Exhibit 10.1 to Ingredion’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 9, 2025) (File No. 1-13397).

10.29*
Letter of Agreement, dated as of November 12, 2021, between Ingredion and Robert Ritchie (incorporated by reference to Exhibit 10.2 to Ingredion’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 9, 2025) (File No. 1-13397).

10.30
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

19.1
Insider Trading Compliance Policy (incorporated by reference to Exhibit 10.2 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025) (File No. 1-13397).

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

97.1*
Policy on Recoupment of Incentive Compensation as restated as of October 27, 2023. (incorporated by reference to Exhibit 10.2 to Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025) (File No. 1-13397).

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

INGREDION INCORPORATED

Date: February 17, 2026	By:	/s/ James P. Zallie
James P. Zallie
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ James P. Zallie	Chairman, President, Chief Executive Officer and Director (Principal executive officer)	February 17, 2026
James P. Zallie

/s/ James D. Gray	Chief Financial Officer (Principal financial officer)	February 17, 2026
James D. Gray

/s/ Davida M. Gable	Controller (Principal accounting officer)	February 17, 2026
Davida M. Gable

*Victoria J. Reich	Lead Director	February 17, 2026
Victoria J. Reich

*David B. Fischer	Director	February 17, 2026
David B. Fischer

*Rhonda L. Jordan	Director	February 17, 2026
Rhonda L. Jordan

*Gregory B. Kenny	Director	February 17, 2026
Gregory B. Kenny

*Charles V. Magro	Director	February 17, 2026
Charles V. Magro

*Catherine A. Suever	Director	February 17, 2026
Catherine A. Suever

*Stephan B. Tanda	Director	February 17, 2026
Stephan B. Tanda

*Jorge A. Uribe	Director	February 17, 2026
Jorge A. Uribe

*Patricia Verduin	Director	February 17, 2026
Patricia Verduin

*Dwayne A. Wilson	Director	February 17, 2026
Dwayne A. Wilson

*By:	/s/ Tanya Jaeger de Foras
Tanya Jaeger de Foras
Attorney-in-fact
Date: February 17, 2026