Form 10-Q
period 2026-03-31
Ingredion Inc
filed 2026-05-08
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2026
Common Stock, par value $0.01 per share	63,059,061 shares

INGREDION INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,792	$1,813
Cost of sales	1,391	1,347
Gross profit	401	466
Operating expenses	200	193
Other operating (income), net	(13)	(10)
Restructuring/impairment charges	11	7
Operating income	203	276
Financing costs	9	9
Income before income taxes	194	267
Provision for income taxes	50	68
Net income	144	199
Less: Net income attributable to non-controlling interests	2	2
Net income attributable to Ingredion	$142	$197

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	63.2	64.5
Diluted	64.0	65.6

Earnings per common share of Ingredion:
Basic	$2.25	$3.05
Diluted	2.22	3.00
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$144	$199
Other comprehensive income:
Gains on cash flow hedges, net of income tax effect of $1 and $4	4	13
(Gains) on cash flow hedges reclassified to earnings, net of income tax effect of $—	—	(2)
Currency translation adjustment	6	50
Comprehensive income	154	260
Less: Comprehensive income attributable to non-controlling interests	1	3
Comprehensive income attributable to Ingredion	$153	$257
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$914	$1,030
Short-term investments	4	3
Accounts receivable, net	1,358	1,185
Inventories	1,183	1,227
Prepaid expenses and assets held for sale	66	60
Total current assets	3,525	3,505
Property, plant and equipment, net of accumulated depreciation of $3,748 and $3,727	2,561	2,526
Goodwill	920	922
Intangible assets, net of accumulated amortization of $360 and $354	339	347
Other non-current assets	583	597
Total assets	$7,928	$7,897

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$83	$48
Accounts payable	613	693
Accrued liabilities and liabilities held for sale	581	575
Total current liabilities	1,277	1,316
Long-term debt	1,742	1,742
Other non-current liabilities	463	473
Total liabilities	3,482	3,531

Share-based payments subject to redemption	41	64
Redeemable non-controlling interests	—	7

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 shares issued at March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	1,162	1,155
Less: Treasury stock (common stock: 14.8 shares at March 31, 2026 and December 31, 2025) at cost	(1,553)	(1,555)
Accumulated other comprehensive loss	(927)	(937)
Retained earnings	5,700	5,610
Total Ingredion stockholders’ equity	4,383	4,274
Non-redeemable non-controlling interests	22	21
Total stockholders’ equity	4,405	4,295
Total liabilities and stockholders’ equity	$7,928	$7,897
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)
(dollars in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2025	$—	$1	$1,155	$(1,555)	$(937)	$5,610	$21	$64	$7
Net income attributable to Ingredion	—	—	—	—	—	142	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.82/share)	—	—	—	—	—	(52)	—	—	—
Repurchases of common stock, net	—	—	—	(14)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	7	16	—	—	—	(23)	—
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(7)
Other comprehensive income (loss)	—	—	—	—	10	—	(1)	—	—
Balance as of March 31, 2026	$—	$1	$1,162	$(1,553)	$(927)	$5,700	$22	$41	$—

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
Net income attributable to Ingredion	—	—	—	—	—	197	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(53)	—	—	—
Repurchases of common stock, net	—	—	—	(55)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	6	17	—	—	—	(18)	—
Other comprehensive income	—	—	—	—	61	—	—	—	1
Balance as of March 31, 2025	$—	$1	$1,158	$(1,393)	$(1,025)	$5,236	$21	$42	$8
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2026	2025
Cash from operating activities
Net income	$144	$199
Non-cash charges to net income:
Depreciation and amortization	55	55
Mechanical stores expense	18	16
Impairment charges	—	6
Other non-cash charges	11	15
Changes in working capital:
Accounts receivable and prepaid expenses	(178)	(172)
Inventories	47	28
Accounts payable and accrued liabilities	(74)	(76)
Margin accounts	8	(3)
Other	2	9
Cash provided by operating activities	33	77
Cash from investing activities
Capital expenditures and mechanical stores purchases, net	(110)	(92)
Proceeds from sale of business	12	12
Purchases of equity securities, net	(1)	—
Other	(1)	2
Cash used for investing activities	(100)	(78)
Cash from financing activities
Proceeds from borrowings	158	106
Payments on debt	(123)	(154)
Repurchases of common stock, net	(14)	(55)
Common stock activity for share-based compensation, net	(10)	(11)
Purchases of non-controlling interests	(7)	—
Dividends paid, including to non-controlling interests	(52)	(52)
Cash used for financing activities	(48)	(166)
Effects of foreign exchange rate changes on cash and cash equivalents	(1)	7
(Decrease) in cash and cash equivalents	(116)	(160)
Cash and cash equivalents, beginning of period	1,030	997
Cash and cash equivalents, end of period	$914	$837
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

 1. Basis of Presentation and New Accounting Standards
Unless the context otherwise requires, all references herein to the “Company,” “Ingredion,” “we,” “us,” and “our” shall mean Ingredion Incorporated and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related notes to those statements contained in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2025. The significant accounting policies and estimates used in preparing these Condensed Consolidated Financial Statements were applied on the same basis and consistent with those reflected in Ingredion’s Annual Report on Form 10-K for the year ended December 31, 2025.
The unaudited Condensed Consolidated Financial Statements as of March 31, 2026 and for the first quarter of 2026 and 2025 included herein were prepared by us on the same basis as our audited Consolidated Financial Statements for the year ended December 31, 2025 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in our opinion, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period. Certain prior period amounts have been reclassified to conform with current presentation.
New Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosure (Subtopic 220-40). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain notes in the Condensed Consolidated Financial Statements. This ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new standard aligns hedge accounting with the economics of an entity’s risk management activities and amends the existing requirement that hedges of groups of individual forecasted transactions that use a single derivative as the hedging instrument must share the same risk exposure to be accounted as a cash flow hedge. Under the ASU, hedges of groups of individual forecasted transactions that use a single derivative as the hedging instrument need only share similar risk exposure to be accounted as a cash flow hedge, with the quantitative threshold consistent with the high effective threshold used in the assessment of cash flow hedges. The ASU also clarifies risk assessment approaches for risk exposures in a group of forecasted transactions. This ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.

 2. Acquisitions and Divestitures
PureCircle Acquisition
In the first quarter of 2026, we purchased the remaining shares of PureCircle Limited (“PureCircle”) from minority shareholders for $7 million, which increased our ownership from 98 percent as of December 31, 2025 to 100 percent as March 31, 2026.
Pakistan Business Divestiture
On September 25, 2025, we entered into a definitive agreement to sell a 51% ownership interest in Rafhan Maize Products Co. Ltd. (the “Pakistan business”) to Nishat Group, a diversified group of companies headquartered in Lahore, Pakistan. The transaction remains subject to the satisfaction of specified closing conditions and receipt of regulatory approvals from the Competition Commission of Pakistan. In addition, the transaction is subject to the Nishat Group’s successful completion of a tender offer for shares of the Pakistan business on the Pakistani Stock Exchange and to action by the State

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Bank of Pakistan allowing us to receive our share of the proceeds in U.S. dollars. Based on the conditions required for the transaction to close, we have determined that the Pakistan business does not qualify for held for sale classification as of March 31, 2026.
South Korea Business Divestiture
During the first quarter of 2025 and 2026, we received the first and second installment payments of 18 billion South Korean won, or $12 million, of consideration for the February 1, 2024 sale of our South Korea business. We expect to receive the final installment payment of 18 billion South Korean won, or approximately $12 million, in February 2027, which we recorded in Accounts receivable, net on the Condensed Consolidated Balance Sheets as of March 31, 2026.

 3. Investments
Investments were as follows:

	As of March 31, 2026	As of December 31, 2025
Equity method investments	$126	$117
Equity investments	27	27
Marketable securities	6	6
Total investments	$159	$150
Our equity method investments, which require us to use the equity method of accounting, primarily include our 49% joint venture equity ownership in Ingrear Holding S.A., for the periods ended March 31, 2026 and December 31, 2025.
During the first quarter of 2025, we recorded other-than-temporary impairment charges of $5 million on certain equity investments. During the first quarter of 2026, there was no such activity.
 4. Derivative Instruments and Hedging Activities
Commodity price hedging: We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 75 million and 84 million bushels of corn as of March 31, 2026 and December 31, 2025. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 28 million and 26 million mmbtus of natural gas as of March 31, 2026 and December 31, 2025.
Foreign currency hedging: We hedge certain assets using foreign currency derivatives not designated as hedging instruments, which had a notional value of $380 million and $395 million as of March 31, 2026 and December 31, 2025. We also hedge certain liabilities using foreign currency derivatives not designated as hedging instruments, which had a notional value of $146 million and $192 million as of March 31, 2026 and December 31, 2025.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $347 million and $425 million as of March 31, 2026 and December 31, 2025. We also hedge certain liability positions and forecasted expenditures using foreign currency cash flow hedging instruments, which had a notional value of $407 million and $358 million as of March 31, 2026 and December 31, 2025.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss (“AOCL”) were as follows:

	(Losses) Gains included in AOCL as of
	March 31, 2026	December 31, 2025
Commodity contracts, net of income tax effect of $1 and $3	$(2)	$(7)
Foreign currency contracts, net of income tax effect of $2 and $3	2	3
Interest rate contracts, net of income tax effect of $1	(1)	(1)
Total	$(1)	$(5)
As of March 31, 2026, AOCL included $1 million of net losses (net of income taxes of an insignificant amount) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that we expect to reclassify into earnings during the next twelve months.
The fair value and balance sheet location of our derivative instruments, presented gross on the Condensed Consolidated Balance Sheets, were as follows:

	Fair Value of Hedging Instruments as of March 31, 2026
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$17	$11	$28	$1	$7	$8
Other non-current assets	1	1	2	—	—	—
Assets	18	12	30	1	7	8
Accounts payable	21	11	32	1	5	6
Other non-current liabilities	3	—	3	—	—	—
Liabilities	24	11	35	1	5	6
Net Assets/(Liabilities)	$(6)	$1	$(5)	$—	$2	$2

	Fair Value of Hedging Instruments as of December 31, 2025
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
Accounts receivable, net	$4	$13	$17	$1	$5	$6
Other non-current assets	—	—	—	—	1	1
Assets	4	13	17	1	6	7
Accounts payable	13	11	24	1	3	4
Other non-current liabilities	—	—	—	—	—	—
Liabilities	13	11	24	1	3	4
Net Assets/(Liabilities)	$(9)	$2	$(7)	$—	$3	$3

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Additional information relating to our derivative instruments in cash flow hedging relationships were as follows:

	Gains (Losses) Recognized in OCL on Derivatives			Gains (Losses) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,		Income Statement Location	Three Months Ended March 31,
	2026	2025		2026	2025
Commodity contracts	$10	$13	Cost of sales	$3	$(3)
Foreign currency contracts	(5)	4	Net sales/Cost of sales	(3)	5
Total	$5	$17		$—	$2
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
Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	$6	$—	$—	$6	$6	$—	$—	$6
Derivative assets	16	22	—	38	22	2	—	24
Derivative liabilities	14	27	—	41	18	10	—	28
Long-term debt	—	1,630	—	1,630	—	1,649	—	1,649
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 6. Financing Arrangements
Debt carrying amounts, net of related discounts, premiums and debt issuance costs, were as follows:

	As of March 31, 2026	As of December 31, 2025
2.900% senior notes due June 1, 2030	$597	$597
3.200% senior notes due October 1, 2026 (i)	499	499
3.900% senior notes due June 1, 2050	392	392
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	1	1
Total long-term debt	1,742	1,742
Commercial paper	—	—
Other short-term borrowings	83	48
Total short-term borrowings	83	48
Total debt	$1,825	$1,790
_________________
(i)The senior notes due October 1, 2026 are classified as long-term debt as we have the intent and ability to refinance the notes on a long-term basis.
We maintain a commercial paper program under which we may issue senior unsecured notes of short-term maturities up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. The notes may be sold from time to time on customary terms in the U.S. commercial paper market, and we may use the note proceeds for general corporate purposes. As of March 31, 2026 and December 31, 2025, there was no commercial paper outstanding. During the first quarter of 2026 and 2025, there was no activity related to this program. The amount of commercial paper outstanding under this program for the remainder of 2026, if any, may fluctuate.
Other short-term borrowings as of March 31, 2026 and December 31, 2025 primarily include amounts outstanding under various unsecured local country operating lines of credit.
 7. Pension and Other Postretirement Benefits
Components of net periodic benefit cost consist of the following for the periods presented:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plans
	2026	2025	2026	2025
Service cost	$1	$1	$1	$1
Interest cost	3	3	2	2
Expected return on plan assets	(4)	(4)	(2)	(2)
Net periodic benefit cost	$—	$—	$1	$1
We anticipate that we will make cash contributions of $1 million and $4 million to the U.S. and non-U.S. pension plans in 2026. For the first quarter of 2026, we made insignificant cash contributions to the U.S. pension plans and $1 million to the non-U.S. pension plans.
During the first quarter of 2026 and 2025, the net periodic benefit cost for the postretirement plans consisted of $1 million of interest costs and no service costs.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 8. Equity
Treasury Stock: On November 3, 2025, the Board of Directors approved a stock repurchase program authorizing us to purchase up to 8.0 million shares of our outstanding common stock until December 31, 2028. We are not obligated to repurchase any shares under the authorization, and the repurchase program may be suspended, discontinued or modified at any time, for any reason and without notice. The parameters of the repurchase program are not established solely with reference to the dilutive impact of shares issued under our stock incentive plan, but we expect that, over time, share repurchases will offset the dilutive impact of shares issued under the plan.
During the first quarter of 2026, we repurchased 120 thousand outstanding shares of common stock in open market transactions at a net cost of $14 million. During the first quarter of 2025, we repurchased 409 thousand outstanding shares of common stock in open market transactions at a net cost of $55 million.
Share-based Payments: Share-based compensation expense was as follows:

	Three Months Ended March 31,
	2026	2025
Restricted stock units (“RSUs”):
Pre-tax compensation expense	6	7
Income tax benefit	(1)	(1)
RSUs, net of income taxes	5	6

Performance shares and other share-based awards:
Pre-tax compensation expense	4	5
Income tax benefit	(1)	—
Performance shares and other share-based compensation expense, net of income taxes	3	5

Stock options:
Pre-tax compensation expense	$—	$1
Income tax benefit	—	—
Stock option expense, net of income taxes	—	1

Total share-based compensation:
Pre-tax compensation expense	10	13
Income tax benefit	(2)	(1)
Total share-based compensation expense, net of income taxes	$8	$12
Restricted Stock Units: We have granted restricted stock units (“RSUs”) to certain key employees. The RSUs are primarily subject to either cliff vesting (generally after three years) or three-year graded vesting (vesting one-third each year), provided the employee remains in our service. The fair value of the RSUs is determined based upon the number of shares granted and the quoted market price of our common stock at the grant date.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
RSU activity for 2026 was as follows:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2025	510	$112.44
Granted	209	115.93
Vested	(161)	98.84
Cancelled	(13)	117.89
Non-vested as of March 31, 2026	545	$117.68
As of March 31, 2026, the total remaining unrecognized compensation cost related to RSUs was $33 million, which will be amortized on a weighted-average basis over approximately 2.0 years.
Performance Shares: We have a long-term incentive plan for senior management in the form of performance share awards. The vesting of the performance shares is generally based on two performance metrics. Fifty percent of the performance shares awarded vest based on our total shareholder return as compared to the total shareholder return of our performance peer group, and the remaining fifty percent vest based on the calculation of our three-year average Adjusted Return on Invested Capital (“Adjusted ROIC”) against an established Adjusted ROIC target.
For the 2026 performance shares awarded based on our total shareholder return, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our total shareholder return as compared to the total shareholder return of our performance peer group. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the People, Culture and Compensation Committee (“Compensation Committee”) of the Board of Directors. Compensation expense is based on the fair value of the performance shares at the grant date, established using a Monte Carlo simulation model. We amortize the total compensation expense for these awards over a three-year graded vesting schedule.
For the 2026 performance shares awarded based on Adjusted ROIC, the number of shares that ultimately vest can range from zero to 200 percent of the grant depending on our Adjusted ROIC performance against the target. The share award vesting will be calculated at the end of the three-year period and is subject to approval by management and the Compensation Committee. We base compensation expense on the market price of our common stock on the grant date and the final number of shares that ultimately vest. We estimate the potential share vesting at least annually to adjust the compensation expense for these awards over the vesting period to reflect our estimated Adjusted ROIC performance against the target. We amortize the total compensation expense for these awards over a three-year graded vesting schedule.
For the first quarter of 2026, we awarded 116 thousand performance shares at a weighted average fair value of $136.63 per share. As of March 31, 2026, the unrecognized compensation cost related to these awards was $25 million, which we will amortize over the remaining service period of 2.45 years. The 2023 performance share awards that vested in February 2026 achieved a 181 percent payout of the granted performance shares. As of March 31, 2026, we estimate the 2024 performance share awards will pay out at 187 percent.
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
We granted 158 thousand shares of stock options to purchase for the first quarter 2025 and did not grant any stock options for the first quarter of 2026. We estimated the fair value of each option grant by using the Black-Scholes option-pricing model with the following assumptions for 2025:

Three Months Ended March 31, 2025
Expected life (in years)	5.5
Risk-free interest rate	4.1%
Expected volatility	28.2%
Expected dividend yield	2.5%
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
Stock option activity for the first quarter of 2026 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	1,269	$105.75	5.3	$13
Granted	—	—
Exercised	(12)	99.75
Cancelled	(14)	99.75
Outstanding as of March 31, 2026	1,243	$105.88	5.1	$15
Exercisable as of March 31, 2026	1,106	$103.48	4.6	$15
For the first quarter of 2026, cash received from the exercise of stock options was $1 million. As of March 31, 2026, the unrecognized compensation cost related to non-vested stock options totaled $1 million, which we expect to amortize over the weighted-average period of approximately 1.6 years.
Additional information pertaining to stock option activity was as follows:

	Three Months Ended March 31,
	2026	2025
Weighted average grant date fair value of stock options granted (per share)	$—	$33.53
Total intrinsic value of stock options exercised	—	1

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Accumulated Other Comprehensive Loss: A summary of accumulated other comprehensive loss for 2026 and 2025 was as follows:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2025	$(899)	$(5)	$(33)	$(937)
Other comprehensive income before reclassification adjustments	6	5	—	11
(Income) reclassified from AOCL	—	—	—	—
Tax effect	—	(1)	—	(1)
Net other comprehensive income	6	4	—	10
Balance as of March 31, 2026	$(893)	$(1)	$(33)	$(927)

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2024	$(1,061)	$4	$(29)	$(1,086)
Other comprehensive income before reclassification adjustments	50	17	—	67
(Income) reclassified from AOCL	—	(2)	—	(2)
Tax effect	—	(4)	—	(4)
Net other comprehensive income	50	11	—	61
Balance as of March 31, 2025	$(1,011)	$15	$(29)	$(1,025)
Supplemental Information: The following table presents information about the computation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$142	63.2	$2.25	$197	64.5	$3.05
Effect of Dilutive Securities (i)		0.8			1.1
Diluted EPS	$142	64.0	$2.22	$197	65.6	$3.00
_________________
(i)Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive stock options, and vesting of dilutive RSUs and other awards.
For the first quarter of 2026 and 2025, approximately 0.5 million and 0.1 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
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
Net sales to affiliated and unaffiliated customers by reportable segment and All Other was as follows:

	Three Months Ended March 31, 2026
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$626	$589	$502	$125	$—
Inter-segment net sales	(9)	(10)	(27)	(4)	—
Net sales to unaffiliated customers	$617	$579	$475	$121	$—	$1,792
Segment cost of sales	$437	$433	$418	$103	$—
Other operating expenses	80	31	23	15	40
Adjusted operating income (loss)	$100	$115	$34	$3	$(40)	$212
Unallocated (costs) (i)						(9)
Operating income						$203

	Three Months Ended March 31, 2025
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$611	$586	$553	$121	$—
Inter-segment net sales	(9)	(13)	(33)	(3)	—
Net sales to unaffiliated customers	$602	$573	$520	$118	$—	$1,813
Segment cost of sales	$426	$420	$405	$101	$—
Other operating expenses	77	26	23	17	45
Adjusted operating income (loss)	$99	$127	$92	$—	$(45)	$273
Unallocated income (i)						3
Operating income						$276

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended March 31,
(i) Unallocated (costs) income:	2026	2025
Restructuring costs	$(11)	$(1)
Other matters	2	10
Impairment charges	—	(6)
Total unallocated (costs) income	$(9)	$3
The CODM evaluates performance, makes strategic decisions, and allocates resources based on Property, plant and equipment, net for internal and external reporting purposes. Property, plant and equipment, net by reportable segment and All Other was as follows:

	As of March 31, 2026	As of December 31, 2025
Texture & Healthful Solutions	$984	$979
Food & Industrial Ingredients–LATAM	605	592
Food & Industrial Ingredients–U.S./Canada	625	612
All Other (i)	347	343
Total property, plant and equipment, net	$2,561	$2,526
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
We will file to recover previously taxable local government tax incentives in Brazil when we believe that the recovery will be probable. As of March 31, 2026 and December 31, 2025, we had $17 million and $21 million of remaining tax incentives, which have decreased due to use of the tax credits. We expect to use a portion of these credits within one year. As of March 31, 2026, $11 million was recorded in Accounts receivable, net and $6 million in Other non-current assets on the Condensed Consolidated Balance Sheets.
We are currently subject to claims and suits arising in the ordinary course of business, including workplace and labor matters, asbestos related claims, environmental proceedings and other commercial claims. We also routinely receive inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to compliance with laws and regulations relating to the environment, and at any given time we have matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods. We do not believe that the results of currently known legal proceedings and inquiries will be material to us. There can be no assurance, however, that such proceedings, matters, claims, suits or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 11. Supplementary Information
Accounts receivable, net
Accounts receivable, net was as follows:

	As of March 31, 2026	As of December 31, 2025
Accounts receivable – trade	$1,193	$1,031
Accounts receivable – other	175	164
Allowance for credit losses	(10)	(10)
Total accounts receivable, net	$1,358	$1,185
There were no significant contract assets or contract liabilities associated with our customers as of March 31, 2026 or December 31, 2025. Liabilities for volume discounts and incentives were also not significant as of March 31, 2026 or December 31, 2025.
Inventories
Inventories were as follows:

	As of March 31, 2026	As of December 31, 2025
Finished and in process	$734	$753
Raw materials	366	389
Manufacturing supplies	83	85
Total inventories	$1,183	$1,227
Property, Plant and Equipment, Net
On May 1, 2026, we committed to a plan to cease operations at our Cabo, Brazil manufacturing facility as of June 30, 2026. We expect to incur pre-tax non-recurring charges of approximately $43 million under the plan, of which approximately $36 million is expected to consist of impairment charges relating to fixed assets and inventory write-downs and approximately $7 million is expected to consist of cash expenditures for employee-related costs, severance payments, and other termination-related costs. We expect to incur most of these charges in the second quarter of 2026.
On April 10, 2026, our manufacturing facility in Bedford Park, Illinois experienced a thermal event in our corn germ processing operations (“Argo thermal event”). As a result of the Argo thermal event, we expect to incur direct costs of approximately $20 million primarily related to inventory write-downs and machinery repairs, which we expect to recognize in the second quarter of 2026.
We evaluated the Argo thermal event as a subsequent event and estimated direct costs disclosed above as of May 8, 2026. We continue to diagnose circumstances related to the event, and estimates and actual amounts may change as our evaluations progress, costs are incurred, and expenditures are realized.
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
As of March 31, 2026 and December 31, 2025, participating financial institutions held $131 million and $148 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale on our Condensed Consolidated Balance Sheets. As of March 31, 2026, supply chain finance programs existed primarily for operations in Brazil, Thailand, the U.S., China, Mexico, certain PureCircle entities, Colombia and Peru.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms the “Company,” “Ingredion,” “we,” “us,” and “our” and similar terms refer to Ingredion Incorporated and its consolidated subsidiaries. This discussion should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this report and with the audited Condensed Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained or implied in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
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
Net income attributable to Ingredion for the first quarter of 2026 decreased to $142 million from $197 million for the first quarter of 2025. Operating income decreased 26 percent to $203 million for the first quarter of 2026 from $276 million for the first quarter of 2025, which included lower gross profit and increased operating expenses. Gross profit decreased 14 percent to $401 million for the first quarter of 2026 from $466 million for the first quarter of 2025, primarily from lower fixed cost absorption from lower volumes. Net sales decreased 1 percent to $1,792 million for the first quarter of 2026 from $1,813 million for the first quarter of 2025.
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
First Quarter of 2026
With Comparatives to First Quarter of 2025
Net sales. Net sales decreased 1 percent to $1,792 million for the first quarter of 2026 compared to $1,813 million for the first quarter of 2025. The decrease was primarily driven by lower volume and less favorable mix in the F&II–U.S./Canada business, partially offset by higher net sales in T&HS and favorable foreign exchange impacts.
Cost of sales. Cost of sales increased 3 percent to $1,391 million for the first quarter of 2026 compared to $1,347 million for the first quarter of 2025. The increase was due primarily to increased operating costs in the F&II–U.S./Canada business. Gross profit margin decreased to 22 percent for the first quarter of 2026 from 26 percent for the first quarter of 2025 due to lower fixed cost absorption from lower volumes.
Operating expenses. Operating expenses increased 4 percent to $200 million for the first quarter of 2026 compared to $193 million for the first quarter of 2025. Operating expenses as a percentage of net sales was 11 percent for both the first quarter of 2026 and 2025. The increase in operating expenses was primarily attributable to increased employee costs.
Other operating (income), net. Other operating (income), net was $(13) million for the first quarter of 2026 compared to $(10) million for the first quarter of 2025.
Restructuring/impairment charges. Restructuring/impairment charges were $11 million for the first quarter of 2026 compared to $7 million for the first quarter of 2025, and were primarily related to estimated legal entity restructuring costs in the current quarter.
Financing costs. Financing costs of $9 million for the first quarter of 2026 were unchanged from the first quarter of 2025.

Provision for income taxes. Our effective income tax rate for the first quarter of 2026 was 25.8 percent compared to 25.5 percent for the first quarter of 2025. The increase in the effective tax rate was primarily driven by the impact estimated costs related to a legal entity restructuring in the quarter. This impact was partially offset by the change in value of the Mexican peso relative to the U.S. dollar.
Net income attributable to Ingredion. Net income attributable to Ingredion for the first quarter of 2026 decreased to $142 million from $197 million for the first quarter of 2025. The decrease was primarily due to the decrease in operating income, partially offset by a lower provision for income taxes.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales increased to $617 million for the first quarter of 2026 from $602 million for the first quarter of 2025. The increase was primarily due to higher volumes and favorable foreign exchange impacts, partially offset by unfavorable price mix.
Segment operating income. T&HS operating income increased 1 percent to $100 million for the first quarter of 2026 compared to $99 million for the first quarter of 2025. The increase was primarily due to foreign exchange impacts.
Food & Industrial Ingredients–LATAM
Net sales. F&II–LATAM net sales increased 1 percent to $579 million for the first quarter of 2026 from $573 million for the first quarter of 2025. The increase was primarily due to favorable foreign exchange impacts, partially offset by lower volumes and product mix.
Segment operating income. F&II–LATAM operating income decreased 9 percent to $115 million for the first quarter of 2026 compared to $127 million for the first quarter of 2025. The decrease was driven primarily by Mexico transactional currency impacts and softer volumes.
Food & Industrial Ingredients–U.S./Canada
Net sales. F&II–U.S./Canada net sales decreased 9 percent to $475 million for the first quarter of 2026 from $520 million for the first quarter of 2025. The decrease was primarily due to lower volumes and unfavorable price mix partly offset by favorable foreign exchange impacts.
Segment operating income. F&II–U.S./Canada operating income decreased 63 percent to $34 million for the first quarter of 2026 from $92 million for the first quarter of 2025. The decrease resulted primarily from production challenges at our Argo facility and softer volumes and mix.
All Other
Net sales. All Other net sales increased 3 percent to $121 million for the first quarter of 2026 from $118 million for the first quarter of 2025. The increase was primarily due to improved price mix.
Segment operating income. All Other operating income was $3 million for the first quarter of 2026 and zero for the first quarter of 2025, reflecting improvements in the plant-based protein business.
Liquidity and Cash
As of March 31, 2026, we had total available liquidity of $3.8 billion. Domestic liquidity of $1.5 billion consisted of $546 million in cash and cash equivalents and $1.0 billion available through our commercial paper program. The commercial paper program is backed by $1.0 billion of borrowing availability under a five-year revolving credit agreement.
As of March 31, 2026, we had international liquidity of $2.3 billion, consisting of $368 million of cash and cash equivalents and $4 million of short-term investments held by our operations outside the U.S., as well as $1.9 billion of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries, which totaled $39 million as of March 31, 2026. We believe that our consolidated subsidiaries will be able to meet their financial obligations as they become due.

As of March 31, 2026, we had total debt outstanding of $1.8 billion. Our outstanding debt consists primarily of senior notes under which repayment at maturity will occur in various years commencing in 2026 through 2050. We classify senior notes due in 2026 as long-term as we have the intent and ability to refinance the principal amount on a long-term basis. The weighted average interest rate on our total indebtedness was 4.1 percent for the first quarter of 2026 and 4.0 percent for the first quarter of 2025.
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
Net Cash Flows
Our cash provided by operating activities was $33 million for the first quarter of 2026 compared to cash provided by operating activities of $77 million for the first quarter of 2025. The decrease was primarily attributable to a decrease in net income of $55 million partly off by a $26 million change in working capital primarily driven by decreased inventories.
We used $110 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during the first quarter of 2026 compared to $92 million of cash we applied during the first quarter of 2025 for the same purposes. Capital investment commitments for the remainder of 2026 are anticipated to be between $400 million and $440 million.
We used $48 million of cash for financing activities during the first quarter of 2026 compared to cash used for financing activities of $166 million during the first quarter of 2025. The difference primarily reflected proceeds from net borrowings of $35 million during the first quarter of 2026 compared to $48 million of net repayments of borrowings during the first quarter of 2025. In addition, during the first quarter of 2026, we repurchased 120 thousand outstanding shares of common stock in open market transactions at a net cost of $14 million, compared to the first quarter of 2025 when we repurchased 409 thousand outstanding shares of common stock at a net cost of $55 million.
We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, was $52 million during the first quarter of 2026 and 2025. This reflects an increase in our quarterly dividend rate to $0.82 per share in 2026 from $0.80 per share in 2025, offset by a decrease in our outstanding common shares.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our critical accounting policies and estimates during year-to-date 2026.
New Accounting Pronouncements
Information relating to new accounting pronouncements is incorporated herein by reference to Note 1 to the Condensed Consolidated Financial Statements included in this report.
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
Our forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments or otherwise. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the manner in which we address risks with respect to raw material and energy costs, interest rates, and foreign currencies. There have been no material changes in the information provided with respect to those risks during the first quarter of 2026.

ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this report, there have been no material developments in the environmental proceedings related to our Bedford Park, Illinois manufacturing facility discussed in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of common stock
The following table presents information regarding our repurchase of shares of our common stock during the first quarter of 2026:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs
January 1 – January 31, 2026	120	$111.68	120	7,310
February 1 – February 28, 2026	—	—	—	7,310
March 1 – March 31, 2026	—	—	—	7,310
Total	120	$111.68	120
On November 3, 2025, the Board of Directors approved a stock repurchase program authorizing us to purchase up to 8.0 million shares of our outstanding common stock until December 31, 2028. As of March 31, 2026, we had 7.3 million shares available for repurchase under the repurchase program.
ITEM 5. OTHER INFORMATION
Trading Arrangements
On January 9, 2026, James Gray, at that time the Company’s Executive Vice President and Chief Financial Officer, terminated an existing written plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The original plan was adopted on November 19, 2025 and provided for the sale of up to 11,322 shares of our common stock between March 31, 2026 and December 31, 2026. As of the date of termination, Mr. Gray had not sold any shares of common stock pursuant to the terms of the plan.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Exhibits
We hereby file or furnish the exhibits listed below:

Exhibit No.	Description

10.1*†	Form of Restricted Share Award Agreement for use in connection with awards under the 2023 Stock Incentive Plan.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).
_____________________

*	Management contract or compensatory plan or arrangement

†	Filed with this report.

††	Furnished with this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGREDION INCORPORATED

Date: May 8, 2026	By:	/s/ Jason A. Payant
Jason A. Payant
Vice President and Interim Chief Financial Officer

Date: May 8, 2026	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Corporate Controller, Finance and Environmental, Social and Governance