Form 10-Q
period 2026-06-30
Ingredion Inc
filed 2026-08-07
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2026
Common Stock, par value $0.01 per share	63,063,979 shares

INGREDION INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,850	$1,833	$3,642	$3,646
Cost of sales	1,424	1,356	2,815	2,703
Gross profit	426	477	827	943
Operating expenses	207	208	407	401
Other operating (income), net	(14)	(5)	(27)	(15)
Restructuring/impairment charges	45	3	56	10
Operating income	188	271	391	547
Financing costs	55	12	64	21
Net (gain) on sale of business	(44)	—	(44)	—
Other non-operating expense, net	2	—	2	—
Income before income taxes	175	259	369	526
Provision for income taxes	59	61	109	129
Net income	116	198	260	397
Less: Net income attributable to non-controlling interests	2	2	4	4
Net income attributable to Ingredion	$114	$196	$256	$393

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	63.3	64.5	63.2	64.5
Diluted	63.9	65.6	63.9	65.6

Earnings per common share of Ingredion:
Basic	$1.80	$3.04	$4.05	$6.09
Diluted	$1.78	$2.99	$4.01	$5.99
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$116	$198	$260	$397
Other comprehensive income:
(Losses) gains on cash flow hedges, net of income tax effect of $10, $4, $9 and $—	(29)	(9)	(25)	4
Losses (gains) on cash flow hedges reclassified to earnings, net of income tax effect of $2 for all periods	5	(7)	5	(9)
Currency translation adjustment	103	88	109	138
Comprehensive income	195	270	349	530
Less: Comprehensive income attributable to non-controlling interests	3	1	4	4
Comprehensive income attributable to Ingredion	$192	$269	$345	$526
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$948	$1,030
Short-term investments	4	3
Accounts receivable, net	1,386	1,185
Inventories	1,109	1,227
Prepaid expenses and assets held for sale	76	60
Total current assets	3,523	3,505
Property, plant and equipment, net of accumulated depreciation of $3,764 and $3,727	2,521	2,526
Goodwill	917	922
Intangible assets, net of accumulated amortization of $367 and $354	337	347
Other non-current assets	772	597
Total assets	$8,070	$7,897

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$41	$48
Accounts payable	651	693
Accrued liabilities and liabilities held for sale	567	575
Total current liabilities	1,259	1,316
Long-term debt	1,742	1,742
Other non-current liabilities	496	473
Total liabilities	3,497	3,531

Share-based payments subject to redemption	49	64
Redeemable non-controlling interests	—	7

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 shares issued at June 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	1,163	1,155
Less: Treasury stock (common stock: 14.7 and 14.8 shares at June 30, 2026 and December 31, 2025) at cost	(1,553)	(1,555)
Accumulated other comprehensive loss	(848)	(937)
Retained earnings	5,761	5,610
Total Ingredion stockholders’ equity	4,524	4,274
Non-redeemable non-controlling interests	—	21
Total stockholders’ equity	4,524	4,295
Total liabilities and stockholders’ equity	$8,070	$7,897
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)
(dollars in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2025	$—	$1	$1,155	$(1,555)	$(937)	$5,610	$21	$64	$7
Net income attributable to Ingredion	—	—	—	—	—	256	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	4	—	—
Dividends declared	—	—	—	—	—	(105)	(2)	—	—
Repurchases of common stock, net	—	—	—	(14)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	8	16	—	—	—	(15)	—
Sale of business	—	—	—	—	—	—	(23)	—	—
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(7)
Other comprehensive income	—	—	—	—	89	—	—	—	—
Balance as of June 30, 2026	$—	$1	$1,163	$(1,553)	$(848)	$5,761	$—	$49	$—

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
Net income attributable to Ingredion	—	—	—	—	—	393	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	4	—	—
Dividends declared	—	—	—	—	—	(105)	(2)	—	—
Repurchases of common stock, net	—	—	—	(55)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	8	19	—	—	—	(9)	—
Other comprehensive income	—	—	—	—	133	—	—	—	—
Balance as of June 30, 2025	$—	$1	$1,160	$(1,391)	$(953)	$5,380	$21	$51	$7
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2026	2025
Cash from operating activities
Net income	$260	$397
Non-cash charges to net income:
Depreciation and amortization	110	108
Mechanical stores expense	38	32
Net (gain) on sale of business	(44)	—
Impairment charges	33	6
Foreign exchange losses, net	47	4
Other non-cash charges	7	18
Changes in working capital:
Accounts receivable and prepaid expenses	(224)	(216)
Inventories	1	3
Accounts payable and accrued liabilities	(8)	(28)
Margin accounts	(19)	(9)
Other	(78)	(53)
Cash provided by operating activities	123	262
Cash from investing activities
Capital expenditures and mechanical stores purchases, net	(210)	(193)
Proceeds from sales of businesses, net	139	12
Purchases of equity securities, net	(26)	(19)
Other	(5)	(3)
Cash used for investing activities	(102)	(203)
Cash from financing activities
Proceeds from borrowings	266	231
Payments on debt	(231)	(277)
Repurchases of common stock, net	(14)	(55)
Common stock activity for share-based compensation, net	(10)	(9)
Purchases of non-controlling interests	(7)	—
Dividends paid, including to non-controlling interests	(105)	(106)
Cash used for financing activities	(101)	(216)
Effects of foreign exchange rate changes on cash and cash equivalents	(2)	21
(Decrease) in cash and cash equivalents	(82)	(136)
Cash and cash equivalents, beginning of period	1,030	997
Cash and cash equivalents, end of period	$948	$861
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
The unaudited Condensed Consolidated Financial Statements as of June 30, 2026 and for the second quarter of 2026 and 2025 included herein were prepared by us on the same basis as our audited Consolidated Financial Statements for the year ended December 31, 2025 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in our opinion, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period. Certain prior period amounts have been reclassified to conform with current presentation.
New Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosure (Subtopic 220-40). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain footnotes to our financial statements. This ASU is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.
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
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The new standard establishes recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. Under the ASU, environmental credits will be recognized if an environmental credit is used to settle an environmental credit obligation, the environmental credit transfers to the company in an exchange transaction, or the environmental credit is used in a nonreciprocal transfer. This ASU is effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.
 2. Acquisitions and Divestitures
Pending Tate & Lyle Acquisition
On June 8, 2026, we reached an agreement with the board of directors of Tate & Lyle PLC (“Tate & Lyle”), a global specialty food and beverage solutions business incorporated in England and Wales, on terms of an all-cash recommended offer for us to acquire all of the issued and to be issued ordinary share capital of Tate & Lyle for approximately £2.7 billion, or approximately $3.5 billion based on the British pound sterling to U.S. dollar exchange rate as of June 30,

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
2026 (the “pending acquisition”). Completion of the pending acquisition is subject to customary closing conditions, including regulatory approvals and court approval in the United Kingdom, and is expected to be implemented through a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. Subject to the satisfaction or waiver of the closing conditions, we expect the pending acquisition to be completed in the second half of 2027. Immediately following completion of the pending acquisition, Tate & Lyle will be a subsidiary of ours.
In connection with the pending acquisition, to finance the cash consideration and specified expenses of the transaction, we entered into a 364-day bridge facility and loan agreement and a delayed draw term facility and loan agreement, as described in Note 6, Financing Arrangements. We also entered into derivative instruments to mitigate exposure to British pound sterling for the cash consideration payable in the pending acquisition, as described in Note 4, Derivative Instruments and Hedging Activities. We have incurred $53 million of acquisition-related costs, including $47 million of acquisition-related foreign exchange hedging losses, during the quarter and year-to-date ended June 30, 2026.
Pakistan Business Divestiture
On June 30, 2026, we completed the previously announced sale of 51 percent of Rafhan Maize Products Co. Ltd. (the “Pakistan business”) to Nishat Group, a diversified group of companies headquartered in Lahore, Pakistan. We received gross cash consideration of approximately $165 million, or $127 million of cash after deconsolidation, and recognized a $44 million net gain on sale of business on our Condensed Consolidated Statements of Income. In 2025, the Pakistan business, which was not a reportable segment and thus included in All Other, generated approximately $250 million of net sales and $35 million of operating income. The major classes of assets and liabilities sold consisted of the following:

As of June 30, 2026
Cash and cash equivalents	$38
Accounts receivable, net	21
Inventories	123
Property, plant and equipment, net	49
Other non-current assets	3
Total assets	$234

Short-term borrowings	$44
Accounts payable	15
Accrued liabilities	55
Other non-current liabilities	8
Total Liabilities	$122

Net assets sold	$112
As part of the sale, we retained a minority ownership interest of approximately 20 percent in the Pakistan business and will account for our retained interest under the equity method of accounting, as described in Note 3, Investments.
PureCircle Acquisition
In the first quarter of 2026, we purchased the remaining shares of PureCircle Limited (“PureCircle”) from minority shareholders for $7 million, which increased our ownership to 100 percent.
South Korea Business Divestiture
During the first quarter of 2025 and 2026, we received the first and second installment payments of 18 billion South Korean won, or $12 million, of consideration for the February 1, 2024 sale of our South Korea business. We expect to receive the final installment payment of 18 billion South Korean won, or $12 million, in February 2027, which we recorded in Accounts receivable, net on the Condensed Consolidated Balance Sheets as of June 30, 2026.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

 3. Investments
Investments were as follows:

	As of June 30, 2026	As of December 31, 2025
Equity method investments	$201	$117
Equity investments	26	27
Marketable securities	28	6
Total investments	$255	$150
On May 28, 2026, we entered into a joint venture arrangement with Sanstar Limited (“Sanstar”), a manufacturer of plant-based specialty products and ingredient solutions in India, to manufacture pharmaceutical-grade specialty ingredients once a new, joint venture manufacturing facility is built and commissioned. As part of the arrangement, we invested $21 million and acquired a 9 percent equity interest in Sanstar’s publicly-traded common stock. We have classified this investment as a marketable security and recognize changes in fair value in Other operating (income), net within our Texture & Healthful Solutions segment.
In connection with the sale of our majority ownership of the Pakistan business as described in Note 2, Acquisitions and Divestitures, we retained approximately a 20 percent equity interest in the business, and entered into certain ongoing commercial arrangements with the entity. Upon deconsolidation, we recorded our retained equity interest at its estimated fair value of $65 million and classified it as an equity method investment. Beginning July 1, 2026, we will recognize our share of net income in Other operating (income), net within our Texture & Healthful Solutions segment.
In June 2025, we entered into a joint venture agreement with Agrana Stärke GmbH (“Agrana joint venture”), which provided us with a 49 percent equity interest in the joint venture for the development of starch production in Romania in exchange for $19 million of consideration. During the second quarter of 2026, we increased our investment by $3 million. We classify our investment in the Agrana joint venture as an equity method investment and recognize our share of net income from this joint venture one month in arrears in our Texture & Healthful Solutions segment.
During year-to-date 2026 and 2025, we recorded other-than-temporary impairment charges of $2 million and $4 million on certain equity investments.
 4. Derivative Instruments and Hedging Activities
Commodity price hedging: We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 77 million and 84 million bushels of corn as of June 30, 2026 and December 31, 2025. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 34 million and 26 million mmbtus of natural gas as of June 30, 2026 and December 31, 2025.
Foreign currency hedging: We hedge certain assets and certain liabilities using foreign currency derivatives not designated as hedging instruments.
We hedge certain assets using foreign currency cash flow hedging instruments, which had a notional value of $246 million and $425 million as of June 30, 2026 and December 31, 2025. We also hedge certain liability positions and forecasted expenditures using foreign currency cash flow hedging instruments, which had a notional value of $213 million and $358 million as of June 30, 2026 and December 31, 2025.
Our foreign currency derivatives not designated as cash flow hedging instruments that we use to hedge certain assets had a notional value of $4,225 million and $395 million as of June 30, 2026 and December 31, 2025, and our foreign currency derivatives not designated as hedging instruments that we use to hedge certain liabilities had a notional value of $3,651 million and $192 million as of June 30, 2026 and December 31, 2025. On June 5, 2026, we paid $57 million for derivative instruments to mitigate foreign currency exposure to £2,793 million for the cash consideration payable for the pending acquisition of Tate & Lyle that we expect to close during the second half of 2027, as described in Note 2,

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Acquisitions and Divestitures. The contracts are over-the-counter instruments transacted with a financial institution counterparty who does not require us to post collateral. The derivative instruments expire on February 8, 2028, and are recorded in Other non-current assets and Other non-current liabilities.
The derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss (“AOCL”) were as follows:

	(Losses) Gains included in AOCL as of
	June 30, 2026	December 31, 2025
Commodity, net of income tax effect of $8 and $3	$(22)	$(7)
Foreign currency, net of income tax effect of $1 and $3	(2)	3
Interest rate, net of income tax effect of $1	(1)	(1)
Total	$(25)	$(5)
As of June 30, 2026, AOCL included $22 million of net losses (net of income taxes of $8 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that we expect to reclassify into earnings during the next twelve months.
The fair value and balance sheet location of our derivative instruments presented gross on the Condensed Consolidated Balance Sheets, were as follows:

	Fair Value of Hedging Instruments as of June 30, 2026
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity	Foreign Currency	Total	Commodity	Foreign Currency	Total
Accounts receivable, net	$4	$4	$8	$2	$11	$13
Other non-current assets	2	1	3	—	82	82
Assets	6	5	11	2	93	95
Accounts payable	30	11	41	4	5	9
Other non-current liabilities	4	1	5	—	73	73
Liabilities	34	12	46	4	78	82
Net Assets/(Liabilities)	$(28)	$(7)	$(35)	$(2)	$15	$13

	Fair Value of Hedging Instruments as of December 31, 2025
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity	Foreign Currency	Total	Commodity	Foreign Currency	Total
Accounts receivable, net	$4	$13	$17	$1	$5	$6
Other non-current assets	—	—	—	—	1	1
Assets	4	13	17	1	6	7
Accounts payable	13	11	24	1	3	4
Other non-current liabilities	—	—	—	—	—	—
Liabilities	13	11	24	1	3	4
Net Assets/(Liabilities)	$(9)	$2	$(7)	$—	$3	$3

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Additional information relating to our derivative instruments in cash flow hedging relationships were as follows:

	(Losses) Gains Recognized in OCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Income Statement Location	Three Months Ended June 30,
	2026	2025		2026	2025
Commodity	$(35)	$(24)	Cost of sales	$(8)	$4
Foreign currency	(4)	11	Net sales/Cost of sales	1	5
Total	$(39)	$(13)		$(7)	$9

	(Losses) Gains Recognized in OCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30,		Income Statement Location	Six Months Ended June 30,
	2026	2025		2026	2025
Commodity	$(25)	$(11)	Cost of sales	$(5)	$1
Foreign currency	(9)	15	Net sales/Cost of sales	(2)	10
Total	$(34)	$4		$(7)	$11
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
Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	$28	$—	$—	$28	$6	$—	$—	$6
Derivative assets	5	101	—	106	22	2	—	24
Derivative liabilities	21	107	—	128	18	10	—	28
Long-term debt	—	1,640	—	1,640	—	1,649	—	1,649
The carrying values of cash equivalents, short-term investments, accounts receivable, short-term borrowings and accounts payable approximate fair values. Marketable securities, commodity and foreign currency forwards, futures, options and swap contracts are recognized at fair value. The fair value of our long-term debt is estimated based on quotations of major securities dealers who are market makers in the securities.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 6. Financing Arrangements
Debt carrying amounts, net of related discounts, premiums and debt issuance costs, were as follows:

	As of June 30, 2026	As of December 31, 2025
2.900% senior notes due June 1, 2030	$597	$597
3.200% senior notes due October 1, 2026 (i)	500	499
3.900% senior notes due June 1, 2050	392	392
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	—	1
Total long-term debt	1,742	1,742
Other short-term borrowings	41	48
Delayed draw term loan facility	—	—
Bridge facility	—	—
Total short-term borrowings	41	48
Total debt	$1,783	$1,790
_________________
(i)The senior notes due October 1, 2026 are classified as long-term debt as we have the intent and ability to refinance them on a long-term basis.
On June 8, 2026, we entered into a 364-day bridge loan agreement (the “Bridge Loan Agreement”), under which lenders committed to provide us with a 364-day senior unsecured bridge term loan facility in the amount of $4,225 million (the “Bridge Facility”), subsequently reduced to $2,750 million by the term loan facility we entered into on June 24, 2026, described below, to support financing the pending acquisition of Tate & Lyle, described in Note 2, Acquisitions and Divestitures. Proceeds of borrowings under the Bridge Facility will be available to fund payment of the cash consideration for the pending acquisition, refinancing, repayment and discharge of certain outstanding indebtedness of Tate & Lyle and its subsidiaries, and payment of fees and other costs and expenses of the pending acquisition of Tate & Lyle. Commitments under the Bridge Loan Agreement will automatically terminate on February 2, 2028, subject to extension in specified circumstances no later than August 3, 2028. Loans will bear interest at variable rates based on a specified base rate or a specified Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. The Bridge Loan Agreement contains customary representations, covenants and events of default substantially similar to those under our revolving credit facility agreement. No amounts were outstanding under the Bridge Facility as of June 30, 2026.
On June 24, 2026, we entered into a delayed draw term loan agreement (the “DDTL Agreement”), under which lenders have committed to provide us with a senior unsecured delayed draw term loan facility with an initial committed borrowing availability of $1,475 million (the “DDTL Facility”), which reduced commitments under the Bridge Facility by a corresponding amount. Proceeds of borrowings under the DDTL Facility will be available for the same uses related to the pending acquisition of Tate & Lyle as proceeds of borrowings under the Bridge Facility. Commitments under the DDTL Agreement will automatically terminate on February 2, 2028, subject to extension in specified circumstances no later than August 3, 2028. Loans will bear interest at variable rates based on a base rate or a specified SOFR plus an applicable margin. If borrowings are made under the DDTL Facility, up to $500 million of loans will mature three years following the funding date and up to $975 million of loans will mature five years following the funding date. The DDTL Agreement contains customary representations, covenants and events of default substantially similar to those under the Bridge Facility and our revolving credit facility agreement. No amounts were outstanding under the DDTL Facility as of June 30, 2026.
Other short-term borrowings as of June 30, 2026 and December 31, 2025 primarily include amounts outstanding under various unsecured local country operating lines of credit.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 7. Pension and Other Postretirement Benefits
Components of net periodic (benefit) cost consist of the following for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$1	$—	$1	$1	$2	$1
Interest cost	4	4	3	2	7	7	5	4
Expected return on plan assets	(5)	(4)	(3)	(2)	(9)	(8)	(5)	(4)
Net periodic (benefit) cost	$(1)	$—	$1	$—	$(1)	$—	$2	$1
We anticipate that we will make cash contributions of $1 million and $4 million to the U.S. and non-U.S. pension plans in 2026. For year-to-date 2026, we made cash contributions of $1 million to the U.S. pension plans and $2 million to the non-U.S. pension plans.
For year-to-date 2026 and 2025, the net periodic (benefit) cost for the postretirement OPEB plans consisted of $2 million of interest costs and $1 million of amortization of prior service costs and $2 million of interest costs and no amortization of prior service costs. During the second quarter of 2026 and 2025, the net periodic benefit cost for the postretirement plans consisted of $1 million of interest costs and $1 million of amortization of prior service costs and $1 million of interest costs and no amortization of prior service costs.
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
For year-to-date 2026, we repurchased 120 thousand outstanding shares of common stock in open market transactions at a net cost of $14 million. During the second quarter of 2026, there were no repurchases of outstanding shares of common stock in open market transactions. For year-to-date 2025, we repurchased 409 thousand outstanding shares of common stock in open market transactions at a net cost of $55 million. During the second quarter of 2025, there were no repurchases of outstanding shares of common stock in open market transactions. As of June 30, 2026, we had 7.3 million shares available for repurchase under the stock repurchase program.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Share-based Payments: Share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units (“RSUs”):
Pre-tax compensation expense	$6	$5	$12	$12
Income tax effect	—	(1)	(1)	(2)
RSUs, net of income taxes	6	4	11	10

Performance shares and other share-based awards:
Pre-tax compensation expense	2	4	6	9
Income tax effect	1	—	—	—
Performance shares and other share-based awards, net of income taxes	3	4	6	9

Stock options:
Pre-tax compensation expense	—	2	—	3
Income tax effect	—	—	—	—
Stock options, net of income taxes	—	2	—	3

Total share-based compensation:
Pre-tax compensation expense	8	11	18	24
Income tax effect	1	(1)	(1)	(2)
Total share-based compensation expense, net of income taxes	$9	$10	$17	$22
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
RSU activity for year-to-date 2026 was as follows:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2025	510	$112.44
Granted	215	115.69
Vested	(167)	99.11
Cancelled	(24)	117.81
Non-vested as of June 30, 2026	534	$117.69
As of June 30, 2026, the total remaining unrecognized compensation cost related to RSUs was $26 million, which will be amortized on a weighted-average basis over approximately 2.0 years.
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
For year-to-date 2026, we awarded 116 thousand performance shares at a weighted average fair value of $136.63 per share. As of June 30, 2026, the unrecognized compensation cost related to these awards was $15 million, which we will amortize over the remaining service period of 2.15 years. The 2023 performance share awards that vested in February 2026 achieved a 181 percent payout of the granted performance shares. As of June 30, 2026, we estimate the 2024 performance share awards will pay out at 150 percent. For year-to-date 2026, fifteen thousand shares were forfeited.
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
We granted 158 thousand shares of stock options to purchase for year-to-date 2025 and did not grant any stock options for year-to-date 2026. We estimated the fair value of each option grant by using the Black-Scholes option-pricing model with the following assumptions for 2025:

Six Months Ended June 30, 2025
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Stock option activity for year-to-date 2026 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	1,269	$105.75	5.3	$13
Granted	—	—
Exercised	(12)	99.75
Cancelled	(15)	121.85
Outstanding as of June 30, 2026	1,242	$105.61	4.8	$3
Exercisable as of June 30, 2026	1,106	$103.47	4.4	$3
For year-to-date 2026, cash received from the exercise of stock options was $1 million. As of June 30, 2026, the unrecognized compensation cost related to non-vested stock options totaled $1 million, which we expect to amortize over the weighted-average period of approximately 1.4 years.
Additional information pertaining to stock option activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$—	$33.53
Total intrinsic value of stock options exercised	—	1	—	2
Accumulated Other Comprehensive Loss: A summary of accumulated other comprehensive loss for year-to-date 2026 and 2025 was as follows:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2025	$(899)	$(5)	$(33)	$(937)
Other comprehensive income before reclassification adjustments	109	(34)	—	75
Loss reclassified from AOCL	—	7	—	7
Tax effect	—	7	—	7
Net other comprehensive income (loss)	109	(20)	—	89
Balance as of June 30, 2026	$(790)	$(25)	$(33)	$(848)

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2024	$(1,061)	$4	$(29)	$(1,086)
Other comprehensive income before reclassification adjustments	138	4	—	142
(Income) reclassified from AOCL	—	(11)	—	(11)
Tax effect	—	(2)	—	(2)
Net other comprehensive income (loss)	138	(5)	—	133
Balance as of June 30, 2025	$(923)	$(1)	$(29)	$(953)

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity present information about the dividends per share for common stock for the periods indicated:

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2025	$—	$1	$1,155	$(1,555)	$(937)	$5,610	$21	$64	$7
Net income attributable to Ingredion	—	—	—	—	—	142	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.82/share)	—	—	—	—	—	(52)	—	—	—
Repurchases of common stock, net	—	—	—	(14)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	7	16	—	—	—	(23)	—
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(7)
Other comprehensive income (loss)	—	—	—	—	10	—	(1)	—	—
Balance as of March 31, 2026	$—	$1	$1,162	$(1,553)	$(927)	$5,700	$22	$41	$—
Net income attributable to Ingredion	—	—	—	—	—	114	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.82/share)	—	—	—	—	—	(53)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(2)	—	—
Share-based compensation, net of issuance	—	—	1	—	—	—	—	8	—
Sale of business	—	—	—	—	—	—	(23)	—	—
Other comprehensive income	—	—	—	—	79	—	1	—	—
Balance as of June 30, 2026	$—	$1	$1,163	$(1,553)	$(848)	$5,761	$—	$49	$—

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
Net income attributable to Ingredion	—	—	—	—	—	197	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(53)	—	—	—
Repurchases of common stock, net	—	—	—	(55)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	6	17	—	—	—	(18)	—
Other comprehensive income	—	—	—	—	61	—	—	—	1
Balance as of March 31, 2025	$—	$1	$1,158	$(1,393)	$(1,025)	$5,236	$21	$42	$8
Net income attributable to Ingredion	—	—	—	—	—	196	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(52)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(2)	—	—
Share-based compensation, net of issuance	—	—	2	2	—	—	—	9	—
Other comprehensive income (loss)	—	—	—	—	72	—	—	—	(1)
Balance as of June 30, 2025	$—	$1	$1,160	$(1,391)	$(953)	$5,380	$21	$51	$7

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Information: The following table presents information about the computation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$114	63.3	$1.80	$196	64.5	$3.04
Effect of Dilutive Securities (i)		0.6			1.1
Diluted EPS	$114	63.9	$1.78	$196	65.6	$2.99

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$256	63.2	$4.05	$393	64.5	$6.09
Effect of Dilutive Securities (i)		0.7			1.1
Diluted EPS	$256	63.9	$4.01	$393	65.6	$5.99
_________________
(i)Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive stock options, and vesting of dilutive RSUs and other awards.
For the second quarter and year-to-date of 2026, approximately 0.8 million and 0.6 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive. For the second quarter and year-to-date of 2025, approximately 0.2 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects were anti-dilutive.
 9. Segment Information
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries. Our Texture & Healthful Solutions (“T&HS”) segment has a global focus and primarily manufactures texturizing food ingredients. Our Food & Industrial Ingredients–Latin America (“F&II–LATAM”) segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials that we primarily source within South America and Mexico. Our Food & Industrial Ingredients–United States/Canada (“F&II–U.S./Canada”) segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials sourced within the U.S. and Canada. All Other consists of the businesses of multiple operating segments that are not individually or collectively classified as reportable segments. Net sales from All Other are generated primarily by sweetener and starch sales by the Pakistan business, which is included in the below results through June 30, 2026, when we sold the majority ownership, sales of stevia and other ingredients from our PureCircle and Sugar Reduction businesses, and pea protein ingredients from our Protein Fortification business. Net sales by product are not presented because such presentation is not practicable.
Adjusted operating income presented by segment includes an arms-length profit margin for sales of manufactured products sold to other segments. We include specified and certain corporate costs in our reportable segments and All Other because the Chief Operating Decision Maker (“CODM”) evaluates each segment’s performance inclusive of these costs.
The following tables present information about our Net sales, significant segment costs and adjusted operating income by reportable segment and All Other:

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30, 2026
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$662	$622	$536	$132	$—
Inter-segment net sales	(35)	(11)	(48)	(8)	—
Net sales to unaffiliated customers	$627	$611	$488	$124	$—	$1,850
Segment cost of sales	$434	$462	$408	$99	$—
Other operating expenses	76	31	22	19	41
Adjusted operating income (loss)	$117	$118	$58	$6	$(41)	$258
Unallocated (costs) (i)						(70)
Operating income						$188

	Three Months Ended June 30, 2025
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$608	$610	$550	$119	$—
Inter-segment net sales	(9)	(14)	(27)	(4)	—
Net sales to unaffiliated customers	$599	$596	$523	$115	$—	$1,833
Segment cost of sales	$407	$434	$417	$98	$—
Other operating expenses	81	35	20	18	50
Adjusted operating income (loss)	$111	$127	$86	$(1)	$(50)	$273
Unallocated (costs) (i)						(2)
Operating income						$271

	Six Months Ended June 30, 2026
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$1,288	$1,211	$1,038	$257	$—
Inter-segment net sales	(44)	(21)	(75)	(12)	—
Net sales to unaffiliated customers	$1,244	$1,190	$963	$245	$—	$3,642
Segment cost of sales	$871	$895	$826	$202	$—
Other operating expenses	156	62	45	34	81
Adjusted operating income (loss)	$217	$233	$92	$9	$(81)	$470
Unallocated (costs) (i)						(79)
Operating income						$391

	Six Months Ended June 30, 2025
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$1,219	$1,196	$1,103	$240	$—
Inter-segment net sales	(18)	(27)	(60)	(7)	—
Net sales to unaffiliated customers	$1,201	$1,169	$1,043	$233	$—	$3,646
Segment cost of sales	$833	$854	$822	$199	$—
Other operating expenses	158	61	43	35	95
Adjusted operating income (loss)	$210	$254	$178	$(1)	$(95)	$546
Unallocated income (i)						1
Operating income						$547

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
(i) Unallocated (costs) income:	2026	2025	2026	2025
Acquisition/integration costs	$(6)	$—	$(6)	$—
Impairment charges	(31)	—	(31)	(6)
Restructuring costs	(14)	(3)	(25)	(4)
Other matters	(19)	1	(17)	11
Total unallocated (costs) income	$(70)	$(2)	$(79)	$1
Property, plant and equipment, net by reportable segment and All Other was as follows:

	As of June 30, 2026	As of December 31, 2025
Texture & Healthful Solutions	$994	$979
Food & Industrial Ingredients–LATAM	583	592
Food & Industrial Ingredients–U.S./Canada	644	612
All Other (i)	300	343
Total property, plant and equipment, net	$2,521	$2,526
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
We will file to recover previously taxable local government tax incentives in Brazil when we believe that the recovery will be probable. As of June 30, 2026 and December 31, 2025, we had $13 million and $21 million of remaining tax incentives, which have decreased due to use of the tax credits. We expect to use a portion of these credits within one year. As of June 30, 2026, we recorded $7 million in Accounts receivable, net and $6 million in Other non-current assets on the Condensed Consolidated Balance Sheets.
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 11. Supplementary Information
Accounts receivable, net
Accounts receivable, net was as follows:

	As of June 30, 2026	As of December 31, 2025
Accounts receivable – trade	$1,228	$1,031
Accounts receivable – other	172	164
Allowance for credit losses	(14)	(10)
Total accounts receivable, net	$1,386	$1,185
There were no significant contract assets or contract liabilities associated with our customers as of June 30, 2026 or December 31, 2025. Liabilities for volume discounts and incentives were also not significant as of June 30, 2026 or December 31, 2025.
Inventories
Inventories were as follows:

	As of June 30, 2026	As of December 31, 2025
Finished and in process	$738	$753
Raw materials	286	389
Manufacturing supplies	85	85
Total inventories	$1,109	$1,227
Property, Plant and Equipment, Net
On May 1, 2026, we committed to a plan to cease operations at our Cabo, Brazil facility as of June 30, 2026. In the quarter ended June 30, 2026, we incurred pre-tax charges of $43 million for the closure, of which $31 million was for impairment charges relating to fixed assets and $12 million was for inventory write-downs, severance payments, and other termination-related costs. For the six months ended June 30, 2026, we recorded pre-tax charges of $56 million for Restructuring/impairment charges, which included the previously mentioned $43 million for the closure of the Cabo, Brazil facility with the balance of costs related to the sale of the majority ownership of the Pakistan business and other non-recurring restructuring costs.
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
As of June 30, 2026 and December 31, 2025, participating financial institutions held $134 million and $148 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale on our Condensed Consolidated Balance Sheets. As of June 30, 2026, supply chain finance programs existed primarily for operations in Brazil, the U.S., Thailand, Mexico, China, Colombia, and Peru, and for operations of certain PureCircle entities.

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
Pending Acquisition of Tate & Lyle
On June 8, 2026, we reached an agreement with the board of directors of Tate & Lyle PLC (“Tate & Lyle”), a company incorporated in England and Wales, on the terms of an all-cash recommended offer for us to acquire all of the issued and to be issued ordinary share capital of Tate & Lyle, whose ordinary shares are admitted to trading on the Main Market of the London Stock Exchange under the symbol TATE.L (the “pending acquisition”). The pending acquisition values the equity of Tate & Lyle at approximately £2.7 billion, or approximately $3.5 billion based on the British pound sterling to U.S. dollar exchange rate on June 30, 2026. Subject to the satisfaction or waiver of the closing conditions, we expect the pending acquisition to be completed in the second half of 2027.
Tate & Lyle is a global specialty food and beverage solutions business that develops ingredients and solutions that reduce sugar, calories and fat, and add fiber and protein to food and drink, across categories including beverage, dairy, bakery and snacks, as well as soups, sauces and dressings. Tate & Lyle has reported that, for its financial year ended March 31, 2026, its revenue from continuing operations totaled £2.0 billion. Tate & Lyle reports that it currently has approximately 5,000 employees working in about 70 locations in 37 countries, serving customers in more than 120 countries.
We believe that the combination of the Ingredion and Tate & Lyle businesses will create a global scaled provider of specialty ingredient solutions for a healthier, tastier and more sustainable future of food. Among other effects, we expect the combination to:
•Broaden our specialty ingredients platform across texturants, sugar reduction and fortification, adding complementary capabilities in multi-ingredient systems and recipe development
•Expand our ability to address customer needs across a wider range of end-use categories and applications
•Leverage complementary geographic supply networks across the Americas, Europe, the Middle East and Africa, and Asia Pacific to deliver faster, more reliable and cost-effective ingredients and solutions for customers and consumers worldwide
Transaction Structure
It is intended that the pending acquisition will be implemented by means of a court-sanctioned scheme of arrangement (the “Scheme”) under Part 26 of the UK Companies Act 2006 (the “UK Companies Act”). Following the satisfaction or, where permitted, waiver of other specified conditions, the effectiveness of the Scheme will be conditioned upon the sanction of the Scheme by the High Court of Justice in England and Wales (the “Court”).

Financial Terms
Under the pending acquisition terms, Tate & Lyle shareholders will be entitled to receive 595 pence in cash for each Tate & Lyle ordinary share held (“Cash Consideration”). In addition to such Cash Consideration, Tate & Lyle shareholders will be entitled to receive dividends (the “Permitted Dividends”) consisting of a final dividend in relation to the Tate & Lyle financial year ended March 31, 2026 of no greater than 13.2 pence per ordinary share and an interim dividend in relation to the Tate & Lyle six-month period ending September 30, 2026 of no greater than 6.8 pence per ordinary share. The financial terms of the pending acquisition are final, except that, if on any date before the Scheme becomes effective, any dividend or other distribution or other return of capital (other than the Permitted Dividends) is declared, made or paid or becomes payable in respect of the Tate & Lyle shares, we reserve the right to reduce the pending acquisition consideration payable by the amount of such dividend or other distribution or other return of capital.
Tate & Lyle ordinary shares included in the pending acquisition will include ordinary shares represented by American depositary shares evidenced by American depositary receipts, in accordance with the related deposit agreement. This program will be terminated upon the effectiveness of the Scheme.
Governance
Immediately following completion of the pending acquisition, Tate & Lyle will be a subsidiary of ours. James P. Zallie, our Chairman and Chief Executive Officer, will serve as Chairman and Chief Executive Officer of the combined group upon completion of the pending acquisition.
Employee Compensation
Employees participating in share plans administered by Tate & Lyle will, to the extent their awards and options under the Tate & Lyle share plans vest or are exercised in accordance with the terms of such plans and the Scheme, be able to receive the Cash Consideration in respect of any Tate & Lyle ordinary shares underlying such awards and options to which they become entitled and continue to hold as of the date specified in the Scheme, or later acquire. We have agreed to grant, as soon as reasonably practicable after the Scheme effective date, replacement awards to be settled in cash or shares of Ingredion common stock (as elected by us) to all individuals who held outstanding, unvested awards under the Tate & Lyle performance share plan immediately before the date Court hearing to sanction the Scheme (the “Court Hearing”) and lost value due to the application of time pro-rating of such outstanding awards. Each replacement award will generally be subject to time-based vesting and continued employment, will be equal in value to the number of ordinary shares underlying each outstanding award that lapsed on the Court Hearing date due to the application of time pro-rating (but after any reduction based on assessment of performance and any other required adjustment) multiplied by the Cash Consideration per share, and will generally vest or be payable on the vesting date or release date of the participant’s outstanding award replaced by such replacement award.
For Tate & Lyle to incentivize and retain key employees to ensure successful completion of the pending acquisition and to protect the business to be acquired, we have agreed that Tate & Lyle may implement cash employee retention awards of an aggregate value of up to £18 million for approximately 100 Tate & Lyle group employees identified as being critical to the business (other than the Chief Executive Officer and the Chief Financial Officer). Of such retention awards, which would be conditioned on continued employment by the relevant employee, 50 percent generally would be payable as soon as reasonably practicable after the Scheme effective date and the balance would be payable as soon as reasonably practicable following a date falling three to 12 months (depending on the employee’s role) after the Scheme effective date. In addition, the Chief Executive Officer and the Chief Financial Officer will be entitled to receive cash retention awards, which would be within the £18 million aggregate value for all retention awards, equal to 150 percent and 125 percent, respectively, of their annual base salaries, which would be payable as soon as reasonably practicable following the date falling three months after the Scheme effective date, subject, among specified conditions, to completion of the pending acquisition and to requirements relating to continued employment.
Conditions to Completion
The completion of the pending acquisition is subject to approval of the Scheme by shareholders of Tate & Lyle and other customary conditions. At meetings held on July 28, 2026, the Tate & Lyle shareholders approved the Scheme and passed the resolution required to approve, implement and effect the Scheme and the pending acquisition in accordance with the UK Companies Act.

The remaining conditions to completion of the pending acquisition include, among others and in addition to approval of the Scheme by the Court, (i) the Scheme becoming unconditional and effective, subject to the provisions of the UK City Code on Takeovers and Mergers, no later than December 8, 2027, or such later date as we or Tate & Lyle may notify to the other, such date to be no later than June 8, 2028, or as we and Tate & Lyle may agree with the consent or at the direction of the UK Panel on Takeovers and Mergers (the “Panel”) and as the Court may allow, as required, (ii) the satisfaction or, where permitted, waiver of conditions relating to clearance of the pending acquisition under the competition and antitrust laws of the United States, the United Kingdom, the European Union, China and other specified countries (the “Material Antitrust Conditions”), (iii) the absence of specified events or circumstances, including any threatened or pending legal proceeding, investigation or similar action, enactment of any law or issuance of any regulation or order, or taking of other action by a government, governmental body or other person that could or might reasonably be expected to materially delay or otherwise adversely affect completion of the pending acquisition or realization of the expected benefits thereof, (iv) the accuracy of information disclosed to us in our due diligence review, subject to standards of materiality, and (v) subject to specified exceptions, the absence since March 31, 2026 of any event or circumstance that could reasonably be expected to materially and adversely affect the Tate & Lyle group as a whole.
Under a co-operation agreement between us and Tate & Lyle entered into on June 8, 2026 (the “Co-operation Agreement”), we have agreed to take all necessary steps to ensure satisfaction of the Material Antitrust Conditions and other specified regulatory conditions to completion of the pending acquisition, and Tate & Lyle has given undertakings to cooperate reasonably and on a timely basis with us for the purposes of obtaining any regulatory authorizations necessary to implement the pending acquisition.
No contractual termination fee will be payable by either company to the other company upon any termination of the pending acquisition transaction prior to its completion.
Takeover Offer Election
Although it is intended that the pending acquisition will be implemented by a Scheme, we have reserved the right, subject to the prior consent of the Panel, if required, and, so long as the Co-operation Agreement is continuing, subject to the terms of the Co-operation Agreement, to elect to implement the pending acquisition by way of a takeover offer, as that term is defined in the UK Companies Act.
For a discussion of certain risks associated with the pending acquisition see Part II. Item 1A. Risk Factors.
Results of Operations
We have significant operations globally. Fluctuations in foreign currency exchange rates affect the U.S. dollar amounts of our foreign subsidiaries’ net sales and expenses. For most of our foreign subsidiaries, the local currency is the functional currency. Accordingly, net sales and expenses denominated in the functional currencies of these subsidiaries are translated into U.S. dollars at the applicable average exchange rates for the period.
Net income attributable to Ingredion for year-to-date 2026 decreased to $256 million from $393 million for year-to-date 2025. The decrease in net income was driven by acquisition-related costs and losses of $53 million associated with our pending acquisition of Tate & Lyle, including $47 million of acquisition-related foreign exchange hedging losses recorded in Financing costs, partially offset by a $44 million net gain for the second quarter of 2026 sale of the majority ownership of the Pakistan business. Operating income decreased 29 percent to $391 million for year-to-date 2026 from $547 million for year-to-date 2025, which included lower gross profit due to higher manufacturing costs and costs associated with the thermal even at our Argo facility, and increased restructuring/impairment expenses primarily due to the closure of our Cabo, Brazil facility. Net sales remained flat at $3,642 million for year-to-date 2026 from $3,646 million for year-to-date 2025.
Second Quarter of 2026
With Comparatives to Second Quarter of 2025
Net sales. Net sales increased 1 percent to $1,850 million for the second quarter of 2026 compared to $1,833 million for the second quarter of 2025. The increase was primarily driven by favorable foreign exchange impacts and volumes, partially offset by less favorable price mix.

Cost of sales. Cost of sales increased 5 percent to $1,424 million for the second quarter of 2026 compared to $1,356 million for the second quarter of 2025. The increase was due primarily to increased manufacturing costs and costs associated with the thermal event at our Argo facility. As a result, gross profit margin decreased to 23 percent for the second quarter of 2026 from 26 percent for the second quarter of 2025.
Operating expenses. Operating expenses decreased to $207 million for the second quarter of 2026 compared to $208 million for the second quarter of 2025. Operating expenses as a percentage of net sales was 11 percent for both the second quarter of 2026 and 2025.
Other operating (income), net. Other operating (income), net was $14 million for the second quarter of 2026 compared to $5 million for the second quarter of 2025. The increase was primarily driven by income from equity investments.
Restructuring and impairment charges. Restructuring and impairment charges were $45 million for the second quarter of 2026 compared to $3 million for the second quarter of 2025. The increase was primarily due to impairment and restructuring costs associated with the closure of the Cabo, Brazil facility.
Financing costs. Financing costs were $55 million for the second quarter of 2026 compared to $12 million from the second quarter of 2025. The increase was primarily due to $47 million of acquisition-related foreign exchange hedging losses for the pending acquisition of Tate & Lyle.
Net (gain) on sale of business. Net (gain) on sale of business was $44 million for the second quarter of 2026 due to the sale of our majority ownership of the Pakistan business. There was no such gain in the second quarter of 2025.
Other non-operating expense, net. Other non-operating expense, net was $2 million for the second quarter of 2026 due to an impairment on an equity investment. There was no such impairment in the second quarter of 2025.
Provision for income taxes. Our effective income tax rate for the second quarter of 2026 was 33.7 percent compared to 23.6 percent for the second quarter of 2025. The increase in the effective tax rate was primarily attributable to the gain on the sale of our majority ownership of the Pakistan business and the change in the value of the Mexican peso relative to the U.S. dollar. These impacts were partially offset by the utilization of previously unbenefited capital losses.
Net income attributable to Ingredion. Net income attributable to Ingredion for the second quarter of 2026 decreased to $114 million from $196 million for the second quarter of 2025. The decrease was primarily due to the decrease in gross profit, higher restructuring/impairment charges, and foreign exchange losses, described above, in the second quarter of 2026, partially offset by the gain from the sale of the majority ownership of the Pakistan business.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales increased to $627 million for the second quarter of 2026 from $599 million for the second quarter of 2025. The increase was primarily due to higher volumes, partially offset by lower price mix.
Segment operating income. T&HS operating income increased 5 percent to $117 million for the second quarter of 2026 compared to $111 million for the second quarter of 2025. The increase was primarily due to volume growth, partially offset by unfavorable price mix and higher tapioca costs.
Food & Industrial Ingredients–LATAM
Net sales. F&II–LATAM net sales increased 3 percent to $611 million for the second quarter of 2026 from $596 million for the second quarter of 2025. The increase was primarily due to favorable foreign exchange impacts, partially offset by lower volumes and lower price mix.
Segment operating income. F&II–LATAM operating income decreased 7 percent to $118 million for the second quarter of 2026 compared to $127 million for the second quarter of 2025. The decrease was driven primarily by Mexico’s transactional currency impacts and a more challenging demand environment.

Food & Industrial Ingredients–U.S./Canada
Net sales. F&II–U.S./Canada net sales decreased 7 percent to $488 million for the second quarter of 2026 from $523 million for the second quarter of 2025. The decrease was primarily due to lower volumes from production challenges at our Argo facility as well as softer volumes and price mix.
Segment operating income. F&II–U.S./Canada operating income decreased 33 percent to $58 million for the second quarter of 2026 from $86 million for the second quarter of 2025. The decrease resulted primarily from production challenges at our Argo facility as well as softer volumes and price mix.
All Other
Net sales. All Other net sales increased 8 percent to $124 million for the second quarter of 2026 from $115 million for the second quarter of 2025. The increase was primarily due to higher sales from our protein fortification business.
Operating income (loss). All Other operating income (loss) was $6 million for the second quarter of 2026 and $(1) million for the second quarter of 2025, reflecting improved performance in the protein fortification business.
Year-to-Date 2026
With Comparatives to Year-to-Date 2025
Net sales. Net sales decreased slightly to $3,642 million for year-to-date 2026 compared to $3,646 million for year-to-date 2025, primarily due to lower price mix and volumes, offset by favorable foreign exchange impacts.
Cost of sales. Cost of sales increased 4 percent to $2,815 million for year-to-date 2026 compared to $2,703 million for year-to-date 2025. The increase was primarily due to higher manufacturing costs and costs associated with the thermal event at our Argo facility, which contributed to a decrease in gross profit margin to 23 percent for year-to-date 2026 compared to 26 percent for year-to-date 2025.
Operating expenses. Operating expenses increased 1 percent to $407 million for year-to-date 2026 compared to $401 million for year-to-date 2025. Operating expenses as a percentage of net sales were 11 percent for both year-to-date 2026 and 2025.
Other operating (income), net. Other operating (income), net was $27 million for year-to-date 2026 compared to $15 million for year-to-date 2025, primarily due to higher income from our equity investments.
Restructuring and impairment charges. Restructuring and impairment charges were $56 million for year-to-date 2026 primarily related to impairment and restructuring costs associated with the closure of the Cabo, Brazil facility. Restructuring and impairment charges were $10 million for year-to-date 2025 and were primarily attributable to impairment charges for certain equity investments and decommissioning costs for previously announced plant closures.
Financing costs. Financing costs increased 205 percent to $64 million for year-to-date 2026 compared to $21 million for year-to-date 2025. The increase was primarily due to acquisition-related foreign exchange hedging losses of $47 million for the pending acquisition of Tate & Lyle.
Net (gain) on sale of business. Net (gain) on sale of business was $44 million for the year-to-date 2026 due to the sale of the majority ownership of the Pakistan business. There was no such gain in year-to-date 2025.
Provision for income taxes. Our effective income tax rate for year-to-date 2026 increased to 29.5 percent from 24.5 percent for year-to-date 2025. The increase in the effective tax rate was primarily driven by the gain on the sale of our majority ownership of the Pakistan business. This impact was partially offset by the utilization of previously unbenefited capital losses.
Net income attributable to Ingredion. Net income attributable to Ingredion for year-to-date 2026 decreased to $256 million from $393 million for year-to-date 2025. The decrease was primarily due to the decrease in gross profit, higher restructuring/impairment charges, and the foreign exchange hedging losses, described above, recorded in the second quarter of 2026, partially offset by the gain from the sale of the majority ownership of the Pakistan business.

Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales increased 4 percent to $1,244 million for year-to-date 2026 from $1,201 million for year-to-date 2025. The increase was primarily due to higher volumes and favorable foreign exchange impacts, partially offset by unfavorable price mix.
Segment operating income. T&HS operating income increased 3 percent to $217 million for year-to-date 2026 from $210 million for year-to-date 2025. The increase was primarily due to lower raw material and manufacturing costs, partially offset by unfavorable price mix.
Food & Industrial Ingredients–LATAM
Net sales. F&II–LATAM net sales increased 2 percent to $1,190 million for year-to-date 2026 from $1,169 million for year-to-date 2025. The increase was primarily due favorable foreign exchange impacts, offset by lower price mix from lower raw material input costs and lower volumes.
Segment operating income. F&II–LATAM operating income decreased 8 percent to $233 million for year-to-date 2026 from $254 million for year-to-date 2025. The decrease was primarily due to higher manufacturing costs.
Food & Industrial Ingredients–U.S./Canada
Net sales. F&II–U.S./Canada net sales decreased 8 percent to $963 million for year-to-date 2026 from $1,043 million for year-to-date 2025. The decrease was primarily due to lower volumes from production challenges at our Argo facility and unfavorable price mix.
Segment operating income. F&II–U.S./Canada operating income decreased 48 percent to $92 million for year-to-date 2026 from $178 million for year-to-date 2025. The decrease resulted primarily from production challenges at our Argo facility and softer volumes and price mix.
All Other
Net sales. All Other net sales increased 5 percent to $245 million for year-to-date 2026 from $233 million for year-to-date 2025. The increase was due to higher sales from our protein fortification business.
Operating income (loss). All Other operating income (loss) increased to $9 million for year-to-date 2026 from $(1) million for year-to-date 2025. The increase was primarily due to improved performance in the protein fortification business.
Liquidity and Cash
As of June 30, 2026, excluding borrowings under two credit facilities described below available solely for the pending acquisition of Tate & Lyle, we had total available liquidity of $3.9 billion. Domestic liquidity of $1.6 billion consisted of $574 million in cash and cash equivalents and $1.0 billion available through our commercial paper program. The commercial paper program is backed by $1.0 billion of borrowing availability under a five-year revolving credit agreement.
As of June 30, 2026, we had international liquidity of $2.3 billion, consisting of $374 million of cash and cash equivalents and $4 million of short-term investments held by our operations outside the U.S., as well as $1.9 billion of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries, which totaled $38 million as of June 30, 2026. We believe that our consolidated subsidiaries will be able to meet their financial obligations as they become due.
As of June 30, 2026, we had total debt outstanding of $1.8 billion. Our outstanding debt consists primarily of senior notes under which repayment at maturity will occur in various years commencing in 2026 through 2050. We classify senior notes due in 2026 as long-term as we have the intent and ability to refinance the principal amount on a long-term basis. The weighted average interest rate on our total indebtedness was 4.0 percent for the second quarter of 2026 and 3.9 percent for the second quarter of 2025.

Liquidity for the Pending Acquisition of Tate & Lyle
We expect to fund the cash consideration for Tate & Lyle of £2.7 billion, or approximately $3.5 billion based on the U.S. dollar exchange rate on June 30, 2026, in addition to the cost of refinancing, repayment and discharge of certain outstanding indebtedness of Tate & Lyle and its subsidiaries, payment of fees and other costs and expenses of the pending acquisition, costs for the credit facilities referred to below, and costs for related transactions, by a combination of our existing cash resources, borrowings under our revolving credit facility and the two new credit facilities described below, and the net cash proceeds of debt securities we intend to sell and issue. There is no financing condition to completion of the pending acquisition.
On June 8, 2026, we entered into a 364-day bridge loan agreement (the “Bridge Loan Agreement”), under which lenders committed to provide us with a 364-day senior unsecured bridge term loan credit facility in the amount of $4,225 million (the “Bridge Facility”), subsequently reduced to $2,750 million by the term loan facility we entered into on June 24, 2026, described below, to support financing the pending acquisition of Tate & Lyle. The proceeds of borrowings under the Bridge Facility will be available to fund payment of the cash consideration for the pending acquisition, refinancing, repayment and discharge of certain outstanding indebtedness of Tate & Lyle and its subsidiaries, and payment of fees and other costs and expenses of the pending acquisition. The commitments under the Bridge Loan Agreement will automatically terminate on February 2, 2028, subject to extension in specified circumstances no later than August 3, 2028. If borrowings are made under the Bridge Facility, loans will mature 364 days after the funding date. Loans under the Bridge Facility will accrue interest at an annual rate equal, at our option, to (i) a specified base rate plus an applicable margin ranging from 0.125 percent to 0.375 percent, (ii) a specified term secured overnight financing rate (“SOFR”) plus an applicable margin ranging from 1.125 percent to 1.375 percent, or (iii) a specified daily simple SOFR plus an applicable margin ranging from 1.125 percent to 1.375 percent. For every 90 days that any loan under the Bridge Facility remains outstanding, the applicable interest rate margin will increase by 0.25 percent every year. If any amounts under the Bridge Facility are funded, a funding fee of up to 0.50 percent will be payable on the funded principal amounts. We are subject to compliance, as of the end of each quarter, with a maximum leverage ratio, calculated as the ratio of net borrowed debt to consolidated EBITDA, of 3.5 to 1.0 (subject to an increase to a ratio of 4.0 to 1.0 for four consecutive quarters following a material acquisition), and a minimum interest coverage ratio, calculated as the ratio of consolidated EBITDA to consolidated net interest expense, of 3.5 to 1.0, with each financial covenant calculated for the most recently completed four-quarter period. The Bridge Loan Agreement contains customary representations, covenants and events of default that are substantially similar to those under our revolving credit facility agreement. As of June 30, 2026, no borrowings were outstanding under the Bridge Facility.
On June 24, 2026, we entered into a delayed draw term loan agreement (the “DDTL Agreement”), under which lenders committed to provide us with a senior unsecured delayed draw term loan facility with an initial borrowing availability of $1,475 million (the “DDTL Facility”), which replaced $1,475 million of the Bridge Facility described above. The proceeds of borrowings under the DDTL Facility will be available for application to the same uses related to the pending acquisition as proceeds of borrowings under the Bridge Facility. The commitments under the DDTL Agreement will automatically terminate on February 2, 2028, subject to extension in specified circumstances to no later than August 3, 2028. If borrowings are made under the DDTL Facility, up to $500 million of loans will mature three years following the funding date and up to $975 million of loans will mature five years following the funding date. Loans under the DDTL Facility will be paid in quarterly payments in an annual amount equal to 5.0 percent of the outstanding principal amount. Loans under the DDTL Facility will accrue interest at an annual rate equal, at our option, to (i) a specified base rate plus an applicable margin ranging from 0.0 percent to 0.625 percent, (ii) a specified term SOFR plus an applicable margin ranging from 1.000 percent to 1.625 percent, or (iii) a specified daily simple SOFR plus an applicable margin ranging from 1.000 percent to 1.625 percent. The DDTL Agreement will require compliance with the same financial covenants as the Bridge Loan Agreement, as described above. The DDTL Agreement contains customary representations, covenants and events of default that are substantially similar to those under our revolving credit facility agreement. As of June 30, 2026, no borrowings were outstanding under the DDTL Facility.
To the extent that any borrowings are made under the Bridge Loan Agreement or the DDTL Agreement, such amounts in U.S. dollars or a portion of such amounts will be converted into British pounds sterling, which is the currency in which payment of the cash consideration and certain other obligations noted above is required to be made, pursuant to hedging transactions entered into by us, which we are required to maintain through completion of the pending acquisition. On June 5, 2026, we entered into a foreign exchange arrangement using derivative instruments to hedge our exposure to £2.8 billion British pounds sterling, as described in Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash Requirements
The principal source of our liquidity is our internally generated cash flow, which we supplement as necessary with our ability to borrow under our credit facilities and commercial paper program and to raise funds in the capital markets. We currently expect that our available cash balances, future cash flow from operations, access to debt markets and borrowing capacity under our revolving credit facility (and, for the pending acquisition of Tate & Lyle, our Bridge Facility and DDTL Facility) and commercial paper program will provide us with sufficient liquidity to fund our anticipated capital expenditures, dividends and other operating, investing and financing activities for at least the next twelve months and for the foreseeable future thereafter. Our future cash flow needs will depend on many factors, including our rate of revenue growth, cost of raw materials, changing working capital requirements, the timing and extent of our expansion into new markets, the timing of introductions of new products, potential additional acquisitions of complementary businesses and technologies, continuing market acceptance of our new products and general economic and market conditions. We may need to raise additional capital or incur indebtedness to fund our needs for less predictable strategic initiatives, such as acquisitions.
Net Cash Flows
Our cash provided by operating activities was $123 million for year-to-date 2026 compared to cash provided by operating activities of $262 million for year-to-date 2025. The decrease was primarily attributable to a decrease in net income of $137 million and the $44 million gain recognized as a result of the sale of the majority ownership of the Pakistan business. The effect of the sale was partially offset by impairment charges of $33 million primarily related to the closure of our facility in Cabo, Brazil in year-to-date 2026 compared to $6 million of impairment charges in year-to-date 2025. In addition, we incurred net foreign exchange losses of $47 million primarily related to acquisition-related foreign exchange hedging losses for the pending acquisition of Tate & Lyle in year-to-date 2026 compared to $4 million for foreign exchange losses in year-to-date 2025. The change in working capital was flat at $250 million for year-to-date 2026 and 2025, which was primarily attributable to accounts receivable and prepaid expenses that used $224 million of cash, and margin used $19 million. Other used $78 million of cash.
We used $102 million of cash for investing activities during the year-to-date 2026 compared to cash used for investing activities of $203 million during year-to-date 2025. The decrease was primarily attributable to the proceeds from sales of businesses, net of $139 million primarily related to the sale of our majority ownership of the Pakistan business in year-to-date 2026 compared to $12 million in year-to-date 2025 which was related to the sale of our Korea business. We used $210 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during year-to-date 2026 compared to $193 million of cash we applied during year-to-date 2025 for the same purposes. Capital investment commitments for the remainder of 2026 are anticipated to be between $450 million and $490 million.
We used $101 million of cash for financing activities during year-to-date 2026 compared to cash used for financing activities of $216 million during year-to-date 2025. The difference primarily reflected proceeds from net borrowings of $35 million during year-to-date 2026 compared to $46 million of net repayments of borrowings during year-to-date 2025. In addition, during year-to-date 2026, we repurchased 120 thousand outstanding shares of common stock in open market transactions at a net cost of $14 million, compared to 409 thousand outstanding shares of common stock at a net cost of $55 million in year-to-date 2025.
We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, were $105 million during year-to-date 2026 and $106 million during year-to-date 2025. This amount reflected an increase in our quarterly dividend rate to $0.82 per share in 2026 from $0.80 per share in 2025, offset by a decrease in the number of our outstanding common shares.
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
Forward-looking statements include, among others, any statements regarding our prospects, future operations, or future financial condition, earnings, net sales, tax rates, capital expenditures, cash flows, expenses or other financial items, including management’s plans or strategies and objectives for any of the foregoing and any assumptions, expectations or beliefs underlying any of the foregoing. In addition, such statements include statements regarding our expectations with respect to completion and benefits of the pending acquisition of Tate & Lyle, including statements regarding plans, objectives, intentions and expectations with respect to the future operations and financial performance of the combined group.
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
The following factors relating to the pending acquisition, among others, could cause actual results to differ materially from those expressed in or implied by our forward-looking statements: failure of the pending acquisition to be completed when expected or at all because of the inability to satisfy material antitrust or other conditions or for other reasons; the risk that the expected benefits of the pending acquisition may not be fully realized or may take longer to realize than anticipated, including as a result of the risks and uncertainties discussed below; failure to integrate effectively the businesses of Ingredion and Tate & Lyle or to manage effectively the expanded operations of the combined group; and the incurrence of substantial expenses and indebtedness by Ingredion and the combined group to complete the pending acquisition and to operate the enterprise after completion.
Actual results and developments may differ materially from the expectations expressed in or implied by our forward-looking statements, based on various risks and uncertainties, including changes in consumer practices, preferences, price sensitivity, behaviors, demand and perceptions; the impact of geopolitical developments, tensions, threats or conflicts on the availability and prices of raw materials and energy supplies; supply chains and foreign exchange and interest rates; the impact of global business and economic conditions on demand for our products or our access to global credit and equity markets; our reliance on certain industries for a significant portion of our sales; operating difficulties at our manufacturing facilities and liabilities relating to product safety and quality; our ability to keep pace with technological developments in research and development and continue to offer innovative products; competitive pressures that may adversely affect our market share, revenue and profitability; market volatility that may adversely affect our ability to pass through potential increases in the cost of corn and other raw materials to customers, to purchase quantities of corn and other raw materials at prices sufficient to sustain or increase our profitability, or to supply product quantities and meet shipment delivery requirements that our customers demand; the impact on inputs to our procurement, production processes and delivery channels, such as raw material, energy, and freight and logistics, of price fluctuations, supply chain interruptions, tariffs, duties, and shortages; our ability to contain costs, manage working capital, and achieve budgets, including completion of planned maintenance and investment projects on time and on budget; global climate change and legal, regulatory, or market measures to address climate change; our ability to identify and complete acquisitions, divestitures, or strategic alliances on favorable terms or achieve anticipated synergies; the economic, political and other risks inherent in conducting operations in foreign countries and with foreign currencies; our ability to maintain satisfactory labor relations; our ability to attract, develop, retain, motivate and maintain good relationships with our workforce, including key personnel; the impact of legal and regulatory proceedings; the risks associated with pandemics; the impact of any impairment charges on intangible assets and goodwill; global and regional economic policies and changes to existing laws and regulations; changes in our tax rates or exposure to additional income tax liabilities; increases in interest rates that could increase our borrowing costs; risks affecting our ability to raise funds at reasonable rates and other factors affecting our access to sufficient funds for future growth and expansion; risks relating to the use of artificial intelligence and other advanced technologies, and our reliance on third‑party technology providers; interruptions, security incidents, or failures with respect to information technology systems, processes, and sites; risks affecting the continuation of our dividend policy; and our ability to maintain effective internal control over financial reporting.
Our forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement as a result of new information or future events or developments or otherwise. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections. For a further description of these and other risks, see “Risk Factors” and other information included in our Annual Report on Form 10-K for the year ended December 31, 2025, in this Form 10-Q, and in our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the manner in which we address risks with respect to raw material and energy costs, interest rates, and foreign currencies. Other than the arrangement below, there have been no material changes in the information provided with respect to those risks during the second quarter of 2026.
In connection with our pending acquisition of Tate & Lyle, we entered into financial derivative instruments to mitigate exposure to British pound sterling for the cash consideration related to the pending acquisition, which we expect to complete in the second half of 2027. On June 5, 2026, we entered into two option contracts to purchase or sell £2,793 million British pound sterling on or before February 8, 2028. We do not designate these derivative instruments as cash flow hedging instruments for accounting purposes; therefore, net changes to the derivative instruments’ fair value are included in Financing costs in our Condensed Consolidated Statements of Income. Based on our British pound sterling exposure at June 30, 2026, we estimate that a 10 percent decline in the value of the U.S. dollar against the British pound sterling would result in a foreign exchange gain for the derivative instruments of approximately $265 million in Financing costs, excluding the $47 million year-to-date loss recorded in Financing costs through June 30, 2026 in our Condensed Consolidated Statements of Income.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in the Form 10-K for the year ended December 31, 2025, other than the risk factors below, which relate to our pending acquisition of Tate & Lyle discussed in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Risks Related to the Completion of the Pending Acquisition
The pending acquisition of Tate & Lyle is subject to conditions, some or all of which may not be satisfied or may not be satisfied on a timely basis, which could have adverse effects on us.
The completion of the pending acquisition is subject to a number of conditions, including conditions relating to clearance of the transaction under the competition and antitrust laws of the United States, the United Kingdom, the European Union, China and other countries. If the pending acquisition is not completed, we would forgo the expected benefits of combining the complementary ingredient portfolios, technical expertise and geographic supply networks of Ingredion and Tate & Lyle, and our ongoing business, financial condition, financial results and stock price could be materially adversely affected. If the acquisition is not completed, we would be subject to a number of risks, including the following:
•the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the pending acquisition will be completed;
•we could experience negative reactions from the financial markets or from our customers, business partners, suppliers or employees;
•we could become involved in litigation related to any failure to complete the pending acquisition or related to any proceeding commenced against us to perform our obligations pursuant to the legal documents governing the pending acquisition; and
•if the prevailing exchange rate for British pound sterling declines lower than the strike price of the put contract that we sold to mitigate the foreign currency exposure on the cash consideration payable for the pending acquisition, we could be obligated to settle the put contract of £2,793 million at an unfavorable exchange rate, which could result in material losses and cash payments.
We are subject to business and financial uncertainties while the acquisition is pending, which could adversely affect our business and operations.
While the acquisition is pending, some customers, partners, suppliers and other persons with which we have business relationships may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, as a result of the pending acquisition or otherwise. In addition, we entered into derivative instruments to mitigate the foreign currency exposure on the cash consideration payable for the pending acquisition, but changes in the fair value of these derivative instruments may result in material gains or losses recognized in earnings because we do not designate these derivative instruments as cash flow hedges for accounting purposes. Risks for these business and financial uncertainties may be exacerbated by delays or other adverse developments related to the completion of the pending acquisition.
The pending acquisition involves substantial costs for us.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the pending acquisition, a substantial majority of which will consist of transaction and regulatory compliance costs and financing and hedging costs, even if the pending acquisition is not completed.
Risks After Completion of the Pending Acquisition
Our results after completion of the pending acquisition may be adversely affected if we do not effectively manage our expanded operations.
Following completion of the pending acquisition, the size of our business will be significantly larger than the current size of either our or Tate & Lyle’s respective businesses. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. Failure to effectively manage the integration process or the expanded business could adversely affect the combined group’s ability to achieve the operating efficiencies, run-rate net cost synergies and other benefits currently anticipated from the pending acquisition.
The pending acquisition may result in a loss of customers, distributors, suppliers, vendors, landlords and other business partners and may result in the termination of existing contracts.
Following the pending acquisition, some of the customers, distributors, dealers, suppliers, vendors, landlords and other business partners of Tate & Lyle may terminate or scale back their current or prospective business relationships with us. Some customers may not wish to source a larger percentage of their needs from a single company. In addition, Tate & Lyle has contracts with customers, distributors, dealers, suppliers, vendors, landlords and other business partners that may require us to obtain consents from these other parties in connection with the pending acquisition, which may not be obtained on favorable terms or at all. In addition, to the extent there are overlapping customers, distributors, dealers, suppliers, vendors, landlords or other business partners, such parties may attempt to renegotiate existing contracts at the most favorable terms between such party’s existing agreements with Tate & Lyle or us, which could result in lower revenue or higher costs. If relationships with such parties are adversely affected by the pending acquisition, or if we, following the pending acquisition, lose the benefits of Tate & Lyle contracts, our business and financial performance could suffer.
The combined group will have significantly more indebtedness than our indebtedness before the pending acquisition.
To pay the cash consideration and expenses of the pending acquisition, we may incur up to approximately $4.2 billion in additional indebtedness and have outstanding consolidated indebtedness of up to approximately $6.0 billion immediately after completion of the pending acquisition, which would represent a substantial increase over our total outstanding indebtedness of $1.8 billion as of June 30, 2026. The increased indebtedness of the combined group in comparison to that of our indebtedness on a historical basis may have the effect of, among other impacts, reducing our flexibility to respond to changing business and economic conditions and, particularly if we draw on our bridge term loan facility and delayed draw term loan facility to fund a portion of the cash consideration and acquisition expenses, increasing our borrowing costs. Our ability to reduce such indebtedness will depend on the financial and operating performance of the combined group, which will be subject to the risks and uncertainties discussed in this section and elsewhere in this report.
If we incur additional indebtedness following the pending acquisition, the risks related to the substantial indebtedness incurred by us in completing the pending acquisition may intensify.

Our ability to comply with financial covenants in our credit facility agreements will be subject to the risks affecting the combined group’s operations.
We will incur significant new indebtedness in connection with the pending acquisition. The credit facility agreements governing such indebtedness will require us, as a combined group, to comply with financial covenants consisting of maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. Our ability to comply with such covenants will depend on our financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which will be beyond our control. Our ability to comply with these covenants will also depend on our ability to successfully implement our overall business strategy and realize the expected benefits of the pending acquisition, including run-rate net cost synergies, innovation, and operating efficiencies. Failure to comply with the covenants could result in a default under the credit facility agreements and under other agreements containing cross-default provisions, which would permit lenders to accelerate the repayment of the indebtedness under these agreements and could require us to take actions that might significantly impair our ability to obtain other financing.
The market price of our common stock after the pending acquisition may be affected by factors different from those affecting the market price of our common stock before the pending acquisition.
As the business of Tate & Lyle differs from our business, the results of our operations as a combined group and the market price of our common stock following the pending acquisition may be affected by factors different in certain aspects from the factors affecting us as an independent stand-alone company before the pending acquisition. Following the pending acquisition, we will face additional risks and uncertainties to which we may currently not be exposed as an independent stand-alone company.
The market price of our common stock may decline as a result of the pending acquisition.
The market price of our common stock may decline as a result of the pending acquisition, and our shareholders could lose the value of their investment in our common stock if, among other factors, after completion of the pending acquisition, we are unable to achieve the expected growth in earnings, or if the anticipated benefits, including run-rate net cost synergies, innovation, and operating efficiencies, from the pending acquisition are not realized, if the transaction costs related to the pending acquisition are greater than expected, or if the pending acquisition is not completed within the expected time period. The market price of our common stock also may decline if we do not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the pending acquisition on the group’s financial position, results of operations or cash flows is not consistent with the expectations of such analysts.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of common stock
The following table presents information regarding our repurchase of shares of our common stock during the second quarter of 2026:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs
April 1 – April 30, 2026	—	$—	—	7,310
May 1 – May 31, 2026	—	—	—	7,310
June 1 – June 30, 2026	—	—	—	7,310
Total	—	$—	—
On November 3, 2025, the Board of Directors approved a stock repurchase program authorizing us to purchase up to 8.0 million shares of our outstanding common stock until December 31, 2028. As of June 30, 2026, we had 7.3 million shares available for repurchase under the repurchase program.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the second quarter of 2026, none of Ingredion’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of Ingredion securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, or to be effected under any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS
Exhibits
We hereby file or furnish the exhibits listed below:

Exhibit No.	Description

2.1†	Rule 2.7 Announcement dated June 8, 2026 (incorporated by reference to Exhibit 10.1 to Ingredion’s Current Report on Form 8-K dated June 9, 2026, filed on June 9, 2026 (File No. 1-13397).

10.1†
Co-operation Agreement, dated June 8, 2026, between Ingredion Incorporated and Tate & Lyle PLC (incorporated by reference to Exhibit 10.2 to Ingredion’s Current Report on Form 8-K dated June 9, 2026, filed on June 9, 2026) (File No. 1-13397).

10.2†
Deed of Supporting Shareholder Undertaking dated June 8, 2026 (incorporated by reference to Exhibit 10.3 to Ingredion’s Current Report on Form 8-K dated June 9, 2026, filed on June 9, 2026 (File No. 1-13397).

10.3†	Form of Deed of Director Undertaking (incorporated by reference to Exhibit 10.4 to Ingredion’s Current Report on Form 8-K dated June 9, 2026, filed on June 9, 2026 (File No. 1-13397)

10.4†
364-Day Bridge Loan Agreement, dated as of June 8, 2026, among Ingredion Incorporated, the Lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, Initial Lender, Sole Bookrunner and Sole Arranger (incorporated by reference to Exhibit 10.5 to Ingredion’s Current Report on Form 8-K dated June 9, 2026, filed on June 9, 2026 (File No. 1-13397).

10.5†
Delayed Draw Term Loan Agreement, dated as of June 24, 2026, among Ingredion Incorporated, the Lenders party thereto from time to time and JPMorgan Chase Bank, N.A, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Ingredion’s Current Report on Form 8-K dated June 25, 2026, filed on June 25, 2026 (File No. 1-13397).

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

INGREDION INCORPORATED

Date: August 7, 2026	By:	/s/ Jason A. Payant
Jason A. Payant
Vice President and Interim Chief Financial Officer

Date: August 7, 2026	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Corporate Controller, Finance and Environmental, Social and Governance