Form 10-Q
period 2026-09-30
Ingredion Inc
filed 2026-11-06
CIK 1046257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2026
Common Stock, par value $0.01 per share	62,287,538 shares

INGREDION INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Ingredion Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,792	$1,816	$5,434	$5,462
Cost of sales	1,393	1,361	4,208	4,064
Gross profit	399	455	1,226	1,398
Operating expenses	215	203	622	604
Other operating (income), net	(3)	—	(30)	(15)
Restructuring/impairment charges, net	(14)	3	42	13
Operating income	201	249	592	796
Financing costs	5	7	69	28
Net (gain) on sale of business	—	—	(44)	—
Other non-operating expense, net	2	1	4	1
Income before income taxes	194	241	563	767
Provision for income taxes	52	69	161	198
Net income	142	172	402	569
Less: Net income attributable to non-controlling interests	—	1	4	5
Net income attributable to Ingredion	$142	$171	$398	$564

Earnings per common share attributable to Ingredion common shareholders:

Weighted average common shares outstanding:
Basic	63.1	64.3	63.2	64.4
Diluted	63.7	65.4	63.8	65.5

Earnings per common share of Ingredion:
Basic	$2.25	$2.66	$6.30	$8.76
Diluted	$2.23	$2.61	$6.24	$8.61
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$142	$172	$402	$569
Other comprehensive income:
Gains (losses) on cash flow hedges, net of income tax effect of $7, $3, $2 and $3	18	(7)	(7)	(3)
Losses (gains) on cash flow hedges reclassified to earnings, net of income tax effect of $1, $—, $3 and $2	8	1	13	(8)
Currency translation adjustment	—	9	109	147
Comprehensive income	168	175	517	705
Less: Comprehensive income attributable to non-controlling interests	—	1	4	5
Comprehensive income attributable to Ingredion	$168	$174	$513	$700
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Balance Sheets
(dollars and shares in millions, except per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$989	$1,030
Short-term investments	4	3
Accounts receivable, net	1,346	1,185
Inventories	1,151	1,227
Prepaid expenses and assets held for sale	70	60
Total current assets	3,560	3,505
Property, plant and equipment, net of accumulated depreciation of $3,802 and $3,727	2,560	2,526
Goodwill	917	922
Intangible assets, net of accumulated amortization of $374 and $354	330	347
Other non-current assets	760	597
Total assets	$8,127	$7,897

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$533	$48
Accounts payable	664	693
Accrued liabilities and liabilities held for sale	577	575
Total current liabilities	1,774	1,316
Long-term debt	1,242	1,742
Other non-current liabilities	502	473
Total liabilities	3,518	3,531

Share-based payments subject to redemption	56	64
Redeemable non-controlling interests	—	7

Ingredion stockholders’ equity:
Preferred stock — authorized 25.0 shares — $0.01 par value, none issued	—	—
Common stock — authorized 200.0 shares — $0.01 par value, 77.8 shares issued at September 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	1,147	1,155
Less: Treasury stock (common stock: 15.5 and 14.8 shares at September 30, 2026 and December 31, 2025) at cost	(1,624)	(1,555)
Accumulated other comprehensive loss	(822)	(937)
Retained earnings	5,851	5,610
Total Ingredion stockholders’ equity	4,553	4,274
Non-redeemable non-controlling interests	—	21
Total stockholders’ equity	4,553	4,295
Total liabilities and stockholders’ equity	$8,127	$7,897
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Equity and Redeemable Equity
(Unaudited)
(dollars in millions)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2025	$—	$1	$1,155	$(1,555)	$(937)	$5,610	$21	$64	$7
Net income attributable to Ingredion	—	—	—	—	—	398	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	4	—	—
Dividends declared	—	—	—	—	—	(157)	(2)	—	—
Repurchases of common stock, net	—	—	—	(85)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	9	16	—	—	—	(8)	—
Sale of business	—	—	—	—	—	—	(23)	—	—
Purchases of non-controlling interests	—	—	(17)	—	—	—	—	—	(7)
Other comprehensive income	—	—	—	—	115	—	—	—	—
Balance as of September 30, 2026	$—	$1	$1,147	$(1,624)	$(822)	$5,851	$—	$56	$—

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
Net income attributable to Ingredion	—	—	—	—	—	564	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	5	—	—
Dividends declared	—	—	—	—	—	(159)	(3)	—	—
Repurchases of common stock, net	—	—	—	(134)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	4	23	—	—	—	(2)	—
Other comprehensive income	—	—	—	—	136	—	—	—	—
Balance as of September 30, 2025	$—	$1	$1,156	$(1,466)	$(950)	$5,497	$21	$58	$7
See the Notes to the Condensed Consolidated Financial Statements.

Ingredion Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2026	2025
Cash from operating activities
Net income	$402	$569
Non-cash charges to net income:
Depreciation and amortization	165	165
Mechanical stores expense	56	50
Net (gain) on sale of business	(44)	—
(Gain) on sale of land	(26)	—
Impairment charges	39	6
Deferred income taxes	6	2
Foreign exchange losses, net	44	3
Other non-cash charges	22	25
Changes in working capital:
Accounts receivable and prepaid expenses	(199)	(187)
Inventories	(40)	2
Accounts payable and accrued liabilities	20	(50)
Margin accounts	17	3
Other	(73)	(49)
Cash provided by operating activities	389	539
Cash from investing activities
Capital expenditures and mechanical stores purchases	(313)	(299)
Proceeds from disposal of manufacturing facilities and equipment	36	1
Proceeds from sales of businesses, net	139	12
Purchases of equity securities, net	(26)	(11)
Other	(5)	(5)
Cash used for investing activities	(169)	(302)
Cash from financing activities
Proceeds from borrowings	360	324
Payments on debt	(331)	(361)
Repurchases of common stock, net	(85)	(134)
Common stock activity for share-based compensation, net	(10)	(12)
Purchases of non-controlling interests	(34)	—
Dividends paid, including to non-controlling interests	(158)	(157)
Cash used for financing activities	(258)	(340)
Effects of foreign exchange rate changes on cash and cash equivalents	(3)	21
(Decrease) in cash and cash equivalents	(41)	(82)
Cash and cash equivalents, beginning of period	1,030	997
Cash and cash equivalents, end of period	$989	$915
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
The unaudited Condensed Consolidated Financial Statements as of September 30, 2026 and for the third quarter of 2026 and 2025 included herein were prepared by us on the same basis as our audited Consolidated Financial Statements for the year ended December 31, 2025 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) that are, in our opinion, necessary for the fair presentation of the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity and Redeemable Equity, and Condensed Consolidated Statements of Cash Flows. The results for the interim period are not necessarily indicative of the results expected for the full year or any other future period.
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
 2. Acquisitions and Divestitures
Pending Tate & Lyle Acquisition
On June 8, 2026, we reached an agreement with the board of directors of Tate & Lyle PLC (“Tate & Lyle”), a global specialty food and beverage solutions business incorporated in England and Wales, on terms of an all-cash recommended offer for us to acquire all of the issued and to be issued ordinary share capital of Tate & Lyle for approximately £2.7 billion, or approximately $3.5 billion based on the British pound sterling to U.S. dollar exchange rate as of September 30, 2026 (the “pending acquisition”). Completion of the pending acquisition is subject to customary closing

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
conditions, including regulatory approvals and court approval in the United Kingdom, and is expected to be implemented through a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. Subject to the satisfaction or waiver of the closing conditions, we expect the pending acquisition to be completed in the second half of 2027. Immediately following completion of the pending acquisition, Tate & Lyle will be a wholly-owned subsidiary of ours.
In connection with the pending acquisition, to finance the cash consideration and specified expenses of the transaction, we entered into a 364-day bridge facility and loan agreement and a delayed draw term facility and loan agreement, as described in Note 7, Financing Arrangements. We also entered into derivative instruments to mitigate exposure to British pound sterling for the cash consideration payable in the pending acquisition, as described in Note 5, Derivative Instruments and Hedging Activities. During the third quarter of 2026, we incurred $6 million of acquisition-related costs, net of $5 million of acquisition-related foreign exchange hedging gains. During year-to-date 2026, we incurred $59 million of acquisition-related costs, including $42 million of acquisition-related foreign exchange losses which are recorded within Financing costs on the Condensed Consolidated Statements of Income. The remaining $17 million of acquisition-related costs are recorded within Operating expenses.
Mannitab Acquisition
In August 2026, we purchased the remaining shares in Mannitab Pharma Specialties Private Limited (“Mannitab”) from minority shareholders for $27 million in cash, which increased our ownership to 100 percent.
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
South Korea Business Divestiture
During the first quarter of 2025 and 2026, we received the first and second installment payments of 18 billion South Korean won, or $12 million, of consideration for the February 1, 2024 sale of our South Korea business. We expect to receive the final installment payment of 18 billion South Korean won, or $12 million, in February 2027, which we recorded in Accounts receivable, net on the Condensed Consolidated Balance Sheets as of September 30, 2026.

 3. Investments
Investments were as follows:

	As of September 30, 2026	As of December 31, 2025
Equity method investments	$203	$117
Equity investments	24	27
Marketable securities	25	6
Total investments	$252	$150
On May 28, 2026, we entered into a joint venture arrangement with Sanstar Limited (“Sanstar”), a manufacturer of plant-based specialty products and ingredient solutions in India, to manufacture pharmaceutical-grade specialty ingredients once a new, joint venture manufacturing facility is built and commissioned. As part of the arrangement, we invested $21 million and acquired a 9 percent equity interest in Sanstar’s publicly-traded common stock. We have classified this investment as a marketable security and recognize changes in fair value in Other operating (income) expense, net within our Texture & Healthful Solutions segment.
In connection with the sale of our majority ownership of the Pakistan business as described in Note 2, Acquisitions and Divestitures, we retained approximately 20 percent equity interest in the business and entered into certain ongoing commercial arrangements with the entity. Upon deconsolidation, we recorded our retained equity interest at its estimated fair value of $65 million and classified it as an equity method investment. On July 1, 2026, we began recognizing our share of net income in Other operating (income) expense, net within our Texture & Healthful Solutions segment.
In June 2025, we entered into a joint venture agreement with Agrana Stärke GmbH (“Agrana joint venture”), which provided us with a 49 percent equity interest in the joint venture for the development of starch production in Romania in exchange for $19 million of consideration. During year-to-date 2026, we increased our investment by $3 million. We classify our investment in the Agrana joint venture as an equity method investment and recognize our share of net income from this joint venture one month in arrears in our Texture & Healthful Solutions segment.
During the third quarter of 2026, we recorded a $3 million impairment charge on an equity investment. During year-to-date 2026 and 2025, we recorded impairment charges of $5 million and $4 million on certain equity investments. These charges are recorded in the Other non-operating expense, net on our Condensed Consolidated Statements of Income.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 4. Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.
The original carrying value of goodwill by reportable segment and All Other as of September 30, 2026 is presented below. There were no accumulated impairment charges.

	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Total
Balance as of December 31, 2025	$394	$144	$296	$88	$922
Currency translation adjustment	(5)	1	(1)	2	(3)
Sale of Pakistan business	—	—	—	(2)	(2)
Balance as of September 30, 2026	$389	$145	$295	$88	$917
We assess goodwill and indefinite-lived intangible assets for impairment annually (or more frequently if impairment indicators arise). Based on the results of our assessment as of July 1, 2026, there were no impairments in our goodwill or indefinite-lived intangible assets. Our indefinite-lived intangible assets balance was $143 million as of both September 30, 2026 and December 31, 2025.
 5. Derivative Instruments and Hedging Activities
Commodity price hedging: We had outstanding futures and option contracts that hedged the forecasted purchase of approximately 52 million and 84 million bushels of corn as of September 30, 2026 and December 31, 2025. We also had outstanding swap contracts that hedged the forecasted purchase of approximately 36 million and 26 million mmbtus of natural gas as of September 30, 2026 and December 31, 2025.
Foreign currency hedging: We hedge certain assets and certain liabilities using foreign currency derivatives not designated as hedging instruments.
Our foreign currency derivative assets designated as cash flow hedging instruments had a notional value of $240 million and $425 million as of September 30, 2026 and December 31, 2025 and our foreign currency derivative liabilities designated as cash flow hedging instruments had a notional value of $440 million and $358 million as of September 30, 2026 and December 31, 2025. We use these derivatives to hedge certain assets, liabilities and expected future transactions that qualify for cash flow hedge accounting treatment.
Our foreign currency derivatives assets not designated as cash flow hedging instruments had a notional value of $4,221 million and $395 million as of September 30, 2026 and December 31, 2025, and our foreign currency derivatives liabilities not designated as hedging instruments had a notional value of $3,647 million and $192 million as of September 30, 2026 and December 31, 2025. We use these derivatives to hedge certain assets, liabilities and expected future transactions that do not qualify for cash flow hedge accounting treatment. On June 5, 2026, we paid $57 million, net for derivative instruments to mitigate foreign currency exposure to £2,793 million for the cash consideration payable for the pending acquisition of Tate & Lyle that we expect to close during the second half of 2027, as described in Note 2, Acquisitions and Divestitures. The contracts are over-the-counter instruments transacted with a financial institution counterparty that does not require us to post collateral. The derivative instruments expire on February 8, 2028, and are recorded in Other non-current assets and Other non-current liabilities.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
The derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss (“AOCL”) were as follows:

	Gains (losses) included in AOCL as of
	September 30, 2026	December 31, 2025
Commodity, net of income tax effect of $2 and $3	$5	$(7)
Foreign currency, net of income tax effect of $1 and $3	(3)	3
Interest rate, net of income tax effect of $1	(1)	(1)
Total	$1	$(5)
As of September 30, 2026, AOCL included $1 million of net gains (net of income taxes of $1 million) on commodities-related derivative instruments, T-Locks and foreign currency hedges designated as cash flow hedges that we expect to reclassify into earnings during the next twelve months.
The fair value and balance sheet location of our derivative instruments presented gross on the Condensed Consolidated Balance Sheets were as follows:

	Fair Value of Hedging Instruments as of September 30, 2026
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity	Foreign Currency	Total	Commodity	Foreign Currency	Total
Accounts receivable, net	$13	$4	$17	$5	$11	$16
Other non-current assets	3	—	3	1	78	79
Assets	16	4	20	6	89	95
Accounts payable	21	13	34	3	7	10
Other non-current liabilities	3	4	7	—	63	63
Liabilities	24	17	41	3	70	73
Net Assets/(Liabilities)	$(8)	$(13)	$(21)	$3	$19	$22

	Fair Value of Hedging Instruments as of December 31, 2025
	Designated Hedging Instruments			Non-Designated Hedging Instruments
Balance Sheet Location	Commodity	Foreign Currency	Total	Commodity	Foreign Currency	Total
Accounts receivable, net	$4	$13	$17	$1	$5	$6
Other non-current assets	—	—	—	—	1	1
Assets	4	13	17	1	6	7
Accounts payable	13	11	24	1	3	4
Other non-current liabilities	—	—	—	—	—	—
Liabilities	13	11	24	1	3	4
Net Assets/(Liabilities)	$(9)	$2	$(7)	$—	$3	$3

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Additional information relating to our derivative instruments in cash flow hedging relationships is as follows:

	Gains (Losses) Recognized in OCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Income Statement Location	Three Months Ended September 30,
	2026	2025		2026	2025
Commodity contracts	$30	$(11)	Cost of sales	$(7)	$(8)
Foreign currency contracts	(5)	1	Net sales/Cost of sales	(2)	7
Total	$25	$(10)		$(9)	$(1)

	Gains (Losses) Recognized in OCL on Derivatives			(Losses) Gains Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30,		Income Statement Location	Nine Months Ended September 30,
	2026	2025		2026	2025
Commodity	$5	$(22)	Cost of sales	$(12)	$(7)
Foreign currency	(14)	16	Net sales/Cost of sales	(4)	17
Total	$(9)	$(6)		$(16)	$10
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
Assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	$25	$—	$—	$25	$6	$—	$—	$6
Derivative assets	18	97	—	115	22	2	—	24
Derivative liabilities	10	104	—	114	18	10	—	28
Long-term debt	—	1,082	—	1,082	—	1,649	—	1,649
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 7. Financing Arrangements
Debt carrying amounts, net of related discounts, premiums and debt issuance costs, were as follows:

	As of September 30, 2026	As of December 31, 2025
2.900% senior notes due June 1, 2030	$597	$597
3.200% senior notes due October 1, 2026	—	499
3.900% senior notes due June 1, 2050	392	392
6.625% senior notes due April 15, 2037	253	253
Revolving credit agreement	—	—
Other long-term borrowings	—	1
Total long-term debt	1,242	1,742
3.200% senior notes due October 1, 2026	500	—
Other short-term borrowings	33	48
Delayed draw term loan facility	—	—
Bridge facility	—	—
Total short-term borrowings	533	48
Total debt	$1,775	$1,790
The senior notes due October 1, 2026 were classified as long-term debt as of December 31, 2025 as we had the intent and ability to refinance them on a long-term basis. These senior notes were reclassified to short-term debt as of September 30, 2026 as we no longer had the intent to refinance them on a long-term basis. On October 1, 2026, we repaid the senior notes in full using cash on hand.
On June 8, 2026, we entered into a 364-day bridge loan agreement (the “Bridge Loan Agreement”), under which lenders committed to provide us with a 364-day senior unsecured bridge term loan facility in the amount of $4,225 million (the “Bridge Facility”), subsequently reduced to $2,750 million by the delayed draw term loan facility we entered into on June 24, 2026, described below, to support financing the pending acquisition of Tate & Lyle, described in Note 2, Acquisitions and Divestitures. Proceeds of borrowings under the Bridge Facility will be available to fund payment of the cash consideration for the pending acquisition, refinancing, repayment and discharge of certain outstanding indebtedness of Tate & Lyle and its subsidiaries, and payment of fees and other costs and expenses of the pending acquisition of Tate & Lyle. Commitments under the Bridge Loan Agreement will automatically terminate on February 2, 2028, subject to extension in specified circumstances to no later than August 3, 2028. Loans will bear interest at variable rates based on a specified base rate or a specified Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. The Bridge Loan Agreement contains customary representations, covenants and events of default substantially similar to those under our revolving credit facility agreement. No amounts were outstanding under the Bridge Facility as of September 30, 2026.
On June 24, 2026, we entered into a delayed draw term loan agreement (the “DDTL Agreement”), under which lenders have committed to provide us with a senior unsecured delayed draw term loan facility with an initial committed borrowing availability of $1,475 million (the “DDTL Facility”), which reduced commitments under the Bridge Facility by a corresponding amount. Proceeds of borrowings under the DDTL Facility will be available for the same uses related to the pending acquisition of Tate & Lyle as proceeds of borrowings under the Bridge Facility. Commitments under the DDTL Agreement will automatically terminate on February 2, 2028, subject to extension in specified circumstances to no later than August 3, 2028. Loans will bear interest at variable rates based on a base rate or a specified SOFR plus an applicable margin. If borrowings are made under the DDTL Facility, up to $500 million of loans will mature three years following the funding date and up to $975 million of loans will mature five years following the funding date. The DDTL Agreement contains customary representations, covenants and events of default substantially similar to those under the Bridge Facility and our revolving credit facility agreement. No amounts were outstanding under the DDTL Facility as of September 30, 2026.
Other short-term borrowings as of September 30, 2026 and December 31, 2025, excluding borrowings by the Pakistan business as described in Note 2, Acquisitions and Divestitures, primarily include amounts outstanding under various unsecured local country operating lines of credit.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 8. Pension and Other Postretirement Benefits
Components of net periodic (benefit) cost consist of the following for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1	$1	$—	$1	$2	$2	$2	$2
Interest cost	3	4	2	3	10	11	7	7
Expected return on plan assets	(4)	(5)	(2)	(3)	(13)	(13)	(7)	(7)
Amortization of prior service credit	—	—	—	—	(1)	—	—	—
Net periodic cost (benefit) (i)	$—	$—	$—	$1	$(2)	$—	$2	$2
We anticipate that we will make cash contributions of $1 million and $4 million to the U.S. and non-U.S. pension plans in 2026. For year-to-date 2026, we made cash contributions of $1 million to the U.S. pension plans and $3 million to the non-U.S. pension plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest cost	$2	$1	$4	$3
Amortization of prior service cost	—	1	1	1
Net periodic cost (i)	$2	$2	$5	$4
_________________
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
During the third quarter and year-to-date 2026, we repurchased 705 thousand and 825 thousand outstanding shares of common stock in open market transactions at a net cost of $71 million and $85 million. During the third quarter and year-to-date 2025, we repurchased 627 thousand and 1,036 thousand outstanding shares of common stock in open market transactions at a net cost of $79 million and $134 million. As of September 30, 2026, we had 6.6 million shares available for repurchase under the stock repurchase program.

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Share-based Payments: Share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units (“RSUs”):
Pre-tax compensation expense	$4	$4	$16	$16
Income tax effect	(1)	—	(2)	(2)
RSUs, net of income taxes	3	4	14	14

Performance shares and other share-based awards:
Pre-tax compensation expense	3	3	9	12
Income tax effect	—	(1)	—	(1)
Performance shares and other share-based awards, net of income taxes	3	2	9	11

Stock options:
Pre-tax compensation expense	—	2	—	5
Income tax effect	—	—	—	—
Stock options, net of income taxes	—	2	—	5

Total share-based compensation:
Pre-tax compensation expense	7	9	25	33
Income tax effect	(1)	(1)	(2)	(3)
Total share-based compensation expense, net of income taxes	$6	$8	$23	$30
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
RSU activity for year-to-date 2026 was as follows:

	Number of Restricted Shares (in thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2025	510	$112.44
Granted	219	115.64
Vested	(168)	99.25
Cancelled	(39)	118.60
Non-vested as of September 30, 2026	522	$117.62
As of September 30, 2026, the total remaining unrecognized compensation cost related to RSUs was $21 million, which will be amortized on a weighted-average basis over approximately 1.9 years.
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
For year-to-date 2026, we awarded 116 thousand performance shares at a weighted average fair value of $136.63 per share. As of September 30, 2026, the unrecognized compensation cost related to these awards was $12 million, which we will amortize over the remaining service period of 2.20 years. The 2023 performance share awards that vested in February 2026 achieved a 181 percent payout of the granted performance shares. As of September 30, 2026, we estimate the 2024 performance share awards will pay out at 150 percent. For year-to-date 2026, twenty-three thousand shares were forfeited.
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

Nine Months Ended September 30, 2025
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Stock option activity for year-to-date 2026 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	1,269	$105.75	5.3	$13
Granted	—	—
Exercised	(12)	99.75
Cancelled	(19)	123.54
Outstanding as of September 30, 2026	1,238	$105.53	4.5	$4
Exercisable as of September 30, 2026	1,106	$103.47	4.1	$4
For year-to-date 2026, cash received from the exercise of stock options was $1 million. As of September 30, 2026, the unrecognized compensation cost related to non-vested stock options totaled $1 million, which we expect to amortize over the weighted-average period of approximately 1.2 years.
Additional information pertaining to stock option activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average grant date fair value of stock options granted (per share)	$—	$—	$—	$33.53
Total intrinsic value of stock options exercised	—	8	—	10
Accumulated Other Comprehensive Loss: A summary of accumulated other comprehensive loss for year-to-date 2026 and 2025 was as follows:

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2025	$(899)	$(5)	$(33)	$(937)
Other comprehensive income (loss) before reclassification adjustments	109	(9)	—	100
Loss reclassified from AOCL	—	16	—	16
Tax effect	—	(1)	—	(1)
Net other comprehensive income	109	6	—	115
Balance as of September 30, 2026	$(790)	$1	$(33)	$(822)

	Cumulative Translation Adjustment	Hedging Activities	Pension and Postretirement Adjustment	AOCL
Balance as of December 31, 2024	$(1,061)	$4	$(29)	$(1,086)
Other comprehensive income (loss) before reclassification adjustments	147	(6)	—	141
(Income) reclassified from AOCL	—	(10)	—	(10)
Tax effect	—	5	—	5
Net other comprehensive income (loss)	147	(11)	—	136
Balance as of September 30, 2025	$(914)	$(7)	$(29)	$(950)

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Information: The following Condensed Consolidated Statements of Equity and Redeemable Equity present information about the dividends per share for common stock for the periods indicated:

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2025	$—	$1	$1,155	$(1,555)	$(937)	$5,610	$21	$64	$7
Net income attributable to Ingredion	—	—	—	—	—	142	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.82/share)	—	—	—	—	—	(52)	—	—	—
Repurchases of common stock, net	—	—	—	(14)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	7	16	—	—	—	(23)	—
Purchases of non-controlling interests	—	—	—	—	—	—	—	—	(7)
Other comprehensive income (loss)	—	—	—	—	10	—	(1)	—	—
Balance as of March 31, 2026	$—	$1	$1,162	$(1,553)	$(927)	$5,700	$22	$41	$—
Net income attributable to Ingredion	—	—	—	—	—	114	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.82/share)	—	—	—	—	—	(53)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(2)	—	—
Share-based compensation, net of issuance	—	—	1	—	—	—	—	8	—
Sale of business	—	—	—	—	—	—	(23)	—	—
Other comprehensive income	—	—	—	—	79	—	1	—	—
Balance as of June 30, 2026	$—	$1	$1,163	$(1,553)	$(848)	$5,761	$—	$49	$—
Net income attributable to Ingredion	—	—	—	—	—	142	—	—	—
Dividends declared, common stock ($0.83/share)	—	—	—	—	—	(52)	—	—	—
Repurchases of common stock, net	—	—	—	(71)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	1	—	—	—	—	7	—
Purchases of non-controlling interests	—	—	(17)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	26	—	—	—	—
Balance as of September 30, 2026	$—	$1	$1,147	$(1,624)	$(822)	$5,851	$—	$56	$—

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Total Equity							Share-based Payments Subject to Redemption	Redeemable Non- Controlling Interests
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests
Balance as of December 31, 2024	$—	$1	$1,152	$(1,355)	$(1,086)	$5,092	$19	$60	$7
Net income attributable to Ingredion	—	—	—	—	—	197	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(53)	—	—	—
Repurchases of common stock, net	—	—	—	(55)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	6	17	—	—	—	(18)	—
Other comprehensive income	—	—	—	—	61	—	—	—	1
Balance as of March 31, 2025	$—	$1	$1,158	$(1,393)	$(1,025)	$5,236	$21	$42	$8
Net income attributable to Ingredion	—	—	—	—	—	196	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	2	—	—
Dividends declared, common stock ($0.80/share)	—	—	—	—	—	(52)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(2)	—	—
Share-based compensation, net of issuance	—	—	2	2	—	—	—	9	—
Other comprehensive income (loss)	—	—	—	—	72	—	—	—	(1)
Balance as of June 30, 2025	$—	$1	$1,160	$(1,391)	$(953)	$5,380	$21	$51	$7
Net income attributable to Ingredion	—	—	—	—	—	171	—	—	—
Net income attributable to non-controlling interests	—	—	—	—	—	—	1	—	—
Dividends declared, common stock ($0.82/share)	—	—	—	—	—	(54)	—	—	—
Dividends declared, non-controlling interests	—	—	—	—	—	—	(1)	—	—
Repurchases of common stock, net	—	—	—	(79)	—	—	—	—	—
Share-based compensation, net of issuance	—	—	(4)	4	—	—	—	7	—
Other comprehensive income	—	—	—	—	3	—	—	—	—
Balance as of September 30, 2025	$—	$1	$1,156	$(1,466)	$(950)	$5,497	$21	$58	$7

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Information: The following table presents information about the computation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$142	63.1	$2.25	$171	64.3	$2.66
Effect of Dilutive Securities (i)		0.6			1.1
Diluted EPS	$142	63.7	$2.23	$171	65.4	$2.61

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount	Net Income Attributable to Ingredion	Weighted Average Shares	Per Share Amount
Basic EPS	$398	63.2	$6.30	$564	64.4	$8.76
Effect of Dilutive Securities (i)		0.6			1.1
Diluted EPS	$398	63.8	$6.24	$564	65.5	$8.61
_________________
(i)Incremental shares from assumed exercise of dilutive stock options, vesting of dilutive stock options, and vesting of dilutive RSUs and other awards.
For the third quarter and year-to-date of 2026, approximately 0.7 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects would have been anti-dilutive. For the third quarter and year-to-date of 2025, approximately 0.3 million and 0.2 million share-based awards of common stock were excluded from the calculation of the weighted average number of shares outstanding for diluted EPS because their effects would have been anti-dilutive.
 10. Segment Information
We are principally engaged in the production and sale of starches and sweeteners for a wide range of industries. Our Texture & Healthful Solutions (“T&HS”) segment has a global focus and primarily manufactures texturizing food ingredients. Our Food & Industrial Ingredients–Latin America (“F&II–LATAM”) segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials that we primarily source within South America and Mexico. Our Food & Industrial Ingredients–United States/Canada (“F&II–U.S./Canada”) segment has a local focus and primarily manufactures food, ingredient, and industrial products, which we process from raw materials sourced within the U.S. and Canada. All Other consists of the businesses of multiple operating segments that are not individually or collectively classified as reportable segments. Net sales from All Other are generated primarily by sales of stevia and other ingredients from our PureCircle and Sugar Reduction businesses, and pea protein ingredients from our Protein Fortification business. Net sales by product are not presented because such presentation is not practicable. All Other also included our sale of our majority ownership of our Pakistan business, which we divested on June 30, 2026, as more fully described in Note 2, Acquisitions and Divestitures. Its results are included on our condensed consolidated financial results through the date of the sale, which affects the comparability of results between the years.
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
The following tables present information about our Net sales, significant segment costs and adjusted operating income by reportable segment and All Other:

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended September 30, 2026
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$632	$641	$541	$60	$—
Inter-segment net sales	(22)	(17)	(37)	(6)	—
Net sales to unaffiliated customers	$610	$624	$504	$54	$—	$1,792
Segment cost of sales	$432	$473	$429	$50	$—
Other operating expenses	83	42	23	15	39
Adjusted operating income (loss)	$95	$109	$52	$(11)	$(39)	$206
Unallocated (costs) (i)						(5)
Operating income						$201

	Three Months Ended September 30, 2025
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$612	$597	$532	$122	$—
Inter-segment net sales	(7)	(12)	(25)	(3)	—
Net sales to unaffiliated customers	$605	$585	$507	$119	$—	$1,816
Segment cost of sales	$418	$431	$403	$105	$—
Other operating expenses	82	38	23	18	44
Adjusted operating income (loss)	$105	$116	$81	$(4)	$(44)	$254
Unallocated costs (i)						(5)
Operating income						$249

	Nine Months Ended September 30, 2026
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$1,920	$1,852	$1,579	$317	$—
Inter-segment net sales	(66)	(38)	(112)	(18)	—
Net sales to unaffiliated customers	$1,854	$1,814	$1,467	$299	$—	$5,434
Segment cost of sales	$1,303	$1,368	$1,255	$252	$—
Other operating expenses	239	104	68	49	120
Adjusted operating income (loss)	$312	$342	$144	$(2)	$(120)	$676
Unallocated (costs) (i)						(84)
Operating income						$592

	Nine Months Ended September 30, 2025
	T&HS	F&II–LATAM	F&II–U.S./Canada	All Other	Corporate	Total
Segment net sales	$1,831	$1,793	$1,635	$362	$—
Inter-segment net sales	(25)	(39)	(85)	(10)	—
Net sales to unaffiliated customers	$1,806	$1,754	$1,550	$352	$—	$5,462
Segment cost of sales	$1,251	$1,285	$1,225	$304	$—
Other operating expenses	240	99	66	53	139
Adjusted operating income (loss)	$315	$370	$259	$(5)	$(139)	$800
Unallocated (costs) (i)						(4)
Operating income						$796

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
(i) Unallocated (costs) income:	2026	2025	2026	2025
Acquisition/integration costs, net	$(11)	$—	$(17)	$—
Impairment charges	(3)	—	(34)	(6)
Restructuring costs, net	17	(3)	(8)	(7)
Other matters	(8)	(2)	(25)	9
Total unallocated (costs)	$(5)	$(5)	$(84)	$(4)
Property, plant and equipment, net by reportable segment and All Other was as follows:

	As of September 30, 2026	As of December 31, 2025
Texture & Healthful Solutions	$1,008	$979
Food & Industrial Ingredients–LATAM	589	592
Food & Industrial Ingredients–U.S./Canada	662	612
All Other (i)	301	343
Total property, plant and equipment, net	$2,560	$2,526
_____________________
(i)For purposes of presentation, All Other includes Corporate assets.
 11. Commitments and Contingencies
On November 17, 2025, we entered into a lease for a new Global Innovation headquarters facility that will be built in Bridgewater, New Jersey, where we currently lease another facility for research and operations. When the Global Innovation headquarters construction is substantially complete and ready for our use, which we estimate will be in the first half of 2028 subject to environmental conditions, structural dependencies and regulatory approvals, we will begin lease payments for a term of 25 years. Lease payments will be primarily based on the cost to construct the facility, which we estimate will be approximately $145 million.
We will file to recover previously taxable local government tax incentives in Brazil when we believe that the recovery will be probable. As of September 30, 2026 and December 31, 2025, we had $9 million and $21 million of remaining tax incentives, which have decreased due to use of the tax credits. We expect to use a portion of these credits within one year. As of September 30, 2026, we recorded $3 million in Accounts receivable, net and $6 million in Other non-current assets on the Condensed Consolidated Balance Sheets.
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

Ingredion Incorporated
Notes to the Condensed Consolidated Financial Statements
(dollars in millions, except per share data, unless otherwise noted)
 12. Supplementary Information
Accounts receivable, net
Accounts receivable, net was as follows:

	As of September 30, 2026	As of December 31, 2025
Accounts receivable – trade	$1,193	$1,031
Accounts receivable – other	170	164
Allowance for credit losses	(17)	(10)
Total accounts receivable, net	$1,346	$1,185
There were no significant contract assets and contract liabilities associated with our customers as of September 30, 2026 or December 31, 2025. Liabilities for volume discounts and incentives were also not significant as of September 30, 2026 or December 31, 2025.
Inventories
Inventories were as follows:

	As of September 30, 2026	As of December 31, 2025
Finished and in process	$764	$753
Raw materials	298	389
Manufacturing supplies	89	85
Total inventories	$1,151	$1,227
Property, Plant and Equipment, Net
Lane Cove, Australia Land Sale
On September 9, 2026, we completed the sale of land for a previously closed facility in Lane Cove, Australia for cash proceeds and resulting pre-tax gain of $26 million. The pre-tax gain was recorded in Restructuring/impairment charges, net on our Condensed Consolidated Statements of Income.
Vanscoy, Canada Plant Sale
On August 21, 2026, we completed the sale of our Vanscoy, Canada plant for cash proceeds of $8 million. As part of the sale, we recorded a pre-tax impairment charge of $3 million, which we recorded to Restructuring/impairment charges, net on our Condensed Consolidated Statements of Income.
Cabo, Brazil Cessation of Operations
On May 1, 2026, we committed to a plan to cease operations at our Cabo, Brazil facility in our F&II–LATAM segment as of June 30, 2026. For year-to-date and the quarter ended September 30, 2026, we recorded pre-tax charges of $48 million and $5 million to Restructuring/impairment charges, net on our Condensed Consolidated Statements of Income. The pre-tax charges year-to-date included $31 million for impairment charges relating to fixed assets and $17 million for inventory write-downs, severance payments and other termination-related costs. For the third quarter and year-to-date 2026, there were other non-recurring restructuring costs of $4 million and $17 million.

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
As of September 30, 2026 and December 31, 2025, participating financial institutions held $127 million and $148 million of our liabilities recorded in Accounts payable and Accrued liabilities and liabilities held for sale on our Condensed Consolidated Balance Sheets. As of September 30, 2026, supply chain finance programs existed primarily for operations in Brazil, the U.S., Thailand, Mexico, China, Colombia, and Peru, and for operations of certain PureCircle entities.

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
Pending Acquisition of Tate & Lyle
On June 8, 2026, we reached an agreement with the board of directors of Tate & Lyle PLC (“Tate & Lyle”), a company incorporated in England and Wales, on the terms of an all-cash recommended offer for us to acquire all of the issued and to be issued ordinary share capital of Tate & Lyle, whose ordinary shares are admitted to trading on the Main Market of the London Stock Exchange under the symbol TATE.L (the “pending acquisition”). The pending acquisition values the equity of Tate & Lyle at approximately £2.7 billion, or approximately $3.5 billion based on the British pound sterling to U.S. dollar exchange rate on September 30, 2026. Subject to the satisfaction or waiver of the closing conditions, we expect the pending acquisition to be completed in the second half of 2027.
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
Net income attributable to Ingredion for year-to-date 2026 decreased to $398 million from $564 million for year-to-date 2025, primarily driven by impacts associated with a second-quarter thermal event at our Bedford Park, Illinois manufacturing facility (the “Argo facility”) and higher manufacturing costs and raw materials inputs. Operating income decreased 26 percent to $592 million for year-to-date 2026 from $796 million for year-to-date 2025, which included restructuring/impairment charges primarily due to the closure of our Cabo, Brazil facility, partially offset by a $26 million gain from the sale of land from a previously closed facility in Australia. Income before taxes reflected a $44 million net gain for the second quarter 2026 sale of our majority ownership of the Pakistan business and $42 million of net hedging losses in year-to-date 2026, recorded in Financing costs for foreign exchange risk mitigation for our pending acquisition of Tate & Lyle. Net sales declined slightly to $5,434 million for year-to-date 2026 from $5,462 million for year-to-date 2025.
Third Quarter of 2026
With Comparatives to Third Quarter of 2025
Net sales. Net sales decreased 1 percent to $1,792 million for the third quarter of 2026 compared to $1,816 million for the third quarter of 2025. Excluding revenues from the Pakistan business in which we sold our majority ownership at the end of the second quarter of 2026, third quarter 2026 revenues increased 2 percent from the third quarter last year, primarily due to favorable foreign exchange impacts and higher volumes in F&II-LATAM and T&HS.
Cost of sales. Cost of sales increased 2 percent to $1,393 million for the third quarter of 2026 compared to $1,361 million for the third quarter of 2025. The increase was due primarily to higher costs for raw material inputs and higher manufacturing expenses. As a result, the gross profit margin decreased to 22 percent for the third quarter of 2026 from 25 percent for the third quarter of 2025.
Operating expenses. Operating expenses increased 6 percent to $215 million for the third quarter of 2026 compared to $203 million for the third quarter of 2025, primarily due to acquisition costs incurred in connection with our pending acquisition of Tate & Lyle. Operating expenses as a percentage of net sales increased to 12 percent for the third quarter of 2026 from 11 percent for the third quarter of 2025.
Other operating income, net. Other operating income, net was $3 million for the third quarter of 2026 compared to zero for the third quarter of 2025, primarily due to income from equity method investments.
Restructuring and impairment charges, net. Restructuring and impairment charges, net was a $14 million benefit for the third quarter of 2026 compared to $3 million of charges for the third quarter of 2025. In the third quarter of 2026, we recognized a $26 million gain for the sale of property at a previously closed facility in Australia, this was partially offset by charges incurred from other previously announced facility closures.
Financing costs. Financing costs were $5 million for the third quarter of 2026 compared to $7 million from the third quarter of 2025. Excluding $5 million of acquisition-related foreign exchange hedging gains for our pending acquisition of Tate & Lyle, unfavorable impacts from foreign exchange offset lower interest expense on debt.
Other non-operating expense, net. Other non-operating expense, net was $2 million for the third quarter of 2026 compared to $1 million for the third quarter of 2025.
Provision for income taxes. Our effective income tax rate for the third quarter of 2026 was 26.8 percent, compared to 28.6 percent for the third quarter of 2025. The decrease in the effective tax rate was primarily attributable to the change in the permanent reinvestment status of our Pakistan business recorded in the third quarter of 2025 and a favorable ruling in Brazil regarding the taxability of ICMS credits recognized in the third quarter of 2026. These favorable items were partially offset by the change in the value of the Mexican peso relative to the U.S. dollar.
Net income attributable to Ingredion. Net income attributable to Ingredion for the third quarter of 2026 decreased to $142 million from $171 million for the third quarter of 2025. The decrease was primarily due to the decrease in gross profit and to acquisition costs incurred in connection with our pending acquisition of Tate & Lyle, described above, partially offset by the gain from the sale of property at a previously closed facility in Australia.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales increased to $610 million for the third quarter of 2026 from $605 million for the third quarter of 2025. The increase was primarily due to higher volumes, partially offset by lower price mix and unfavorable foreign exchange.
Segment operating income. T&HS operating income decreased 10 percent to $95 million for the third quarter of 2026 compared to $105 million for the third quarter of 2025. The decrease was primarily due to unfavorable tapioca costs and manufacturing expense, as well as unfavorable price mix, partially offset by positive volumes and operating expense.
Food & Industrial Ingredients–LATAM
Net sales. F&II–LATAM net sales increased 7 percent to $624 million for the third quarter of 2026 from $585 million for the third quarter of 2025. The increase was primarily due to favorable foreign exchange impacts and higher volumes, partly offset by unfavorable price mix.
Segment operating income. F&II–LATAM operating income decreased 6 percent to $109 million for the third quarter of 2026 compared to $116 million for the third quarter of 2025. The decrease was driven primarily by Mexico’s transactional currency impacts, business disruption resulting from an earthquake in Colombia, partly offset by higher volumes.

Food & Industrial Ingredients–U.S./Canada
Net sales. F&II–U.S./Canada net sales decreased 1 percent to $504 million for the third quarter of 2026 from $507 million for the third quarter of 2025. The decrease was primarily due to lower volumes, partly offset by favorable price mix.
Segment operating income. F&II–U.S./Canada operating income decreased 36 percent to $52 million for the third quarter of 2026 from $81 million for the third quarter of 2025. The decrease resulted primarily from higher manufacturing costs at our Argo facility, as well as volume declines, partially offset by favorable price mix.
All Other
Net sales. All Other net sales decreased 55 percent to $54 million for the third quarter of 2026 from $119 million for the third quarter of 2025. The decrease was primarily due to lost sales from the Pakistan business that we sold in the second quarter of 2026.
Operating loss. All Other operating loss was $11 million for the third quarter of 2026 and $4 million for the third quarter of 2025, reflecting improved performance in our protein fortification business, which partially offset the impact of the sale of the majority stake in our Pakistan business..
Year-to-Date 2026
With Comparatives to Year-to-Date 2025
Net sales. Net sales decreased to $5,434 million for year-to-date 2026 compared to $5,462 million for year-to-date 2025. Excluding revenues from the Pakistan business in which we sold our majority ownership at the end of the second quarter of 2026, third quarter and year-to-date 2026 revenues increased 1 percent, primarily due to favorable foreign exchange impacts and higher volumes, partially offset by unfavorable price mix and volumes.
Cost of sales. Cost of sales increased 4 percent to $4,208 million for year-to-date 2026 compared to $4,064 million for year-to-date 2025. The increase was primarily due to higher manufacturing costs and costs associated with a thermal event at our Argo facility, which contributed to a decrease in gross profit margin to 23 percent for year-to-date 2026 compared to 26 percent for year-to-date 2025.
Operating expenses. Operating expenses increased 3 percent to $622 million for year-to-date 2026 compared to $604 million for year-to-date 2025, primarily due to costs incurred in connection with our pending acquisition of Tate & Lyle. Operating expenses as a percentage of net sales were 11 percent for both year-to-date 2026 and 2025.
Other operating income, net. Other operating income, net was $30 million for year-to-date 2026 compared to $15 million for year-to-date 2025, primarily due to higher income from our equity investments.
Restructuring and impairment charges, net. Restructuring and impairment charges, net of $42 million for year-to-date 2026 primarily related to $48 million of impairment and restructuring costs associated with the closure of the Cabo, Brazil facility and costs for other previously announced facility closures, partially offset by a $26 million gain for the sale of property at a previously closed facility in Australia. Restructuring and impairment charges, net were $13 million for year-to-date 2025 and were primarily attributable to impairment charges for decommissioning costs for previously announced plant closures.
Financing costs. Financing costs increased 146 percent to $69 million for year-to-date 2026 compared to $28 million for year-to-date 2025. The increase was primarily due to acquisition-related foreign exchange hedging losses of $42 million incurred in connection with the pending acquisition of Tate & Lyle.
Net gain on sale of business. Net gain on sale of business was $44 million for the year-to-date 2026 due to the sale of our majority ownership of the Pakistan business. There was no such gain in year-to-date 2025.
Provision for income taxes. Our effective income tax rate for year-to-date 2026 increased to 28.6 percent from 25.8 percent for year-to-date 2025. The increase in the effective tax rate was primarily attributable to the gain on the sale of our majority ownership interest in the Pakistan business and the change in the value of the Mexican peso relative to the U.S. dollar. These impacts were partially offset by a favorable ruling in Brazil regarding the taxability of ICMS credits.

Net income attributable to Ingredion. Net income attributable to Ingredion for year-to-date 2026 decreased to $398 million from $564 million for year-to-date 2025. The decrease was primarily due to the decrease in gross profit, higher restructuring/impairment charges, and the foreign exchange hedging losses, described above, partially offset by the gain from the sale of our majority ownership of the Pakistan business and by the gain from the sale of property at a previously closed facility in Australia.
Segment Results
Texture & Healthful Solutions
Net sales. T&HS net sales increased 3 percent to $1,854 million for year-to-date 2026 from $1,806 million for year-to-date 2025. The increase was primarily due to higher volumes and favorable foreign exchange impacts, partially offset by unfavorable price mix.
Segment operating income. T&HS operating income decreased 1 percent to $312 million for year-to-date 2026 from $315 million for year-to-date 2025. The decrease was primarily due to unfavorable price mix and higher tapioca costs, partly offset by positive volumes and lower operating costs.
Food & Industrial Ingredients–LATAM
Net sales. F&II–LATAM net sales increased 3 percent to $1,814 million for year-to-date 2026 from $1,754 million for year-to-date 2025. The increase was primarily due favorable foreign exchange impacts and volumes, partially offset by lower price mix.
Segment operating income. F&II–LATAM operating income decreased 8 percent to $342 million for year-to-date 2026 from $370 million for year-to-date 2025. The decrease was primarily due to Mexico’s transactional currency impacts and the business disruption resulting from the earthquake in Colombia.
Food & Industrial Ingredients–U.S./Canada
Net sales. F&II–U.S./Canada net sales decreased 5 percent to $1,467 million for year-to-date 2026 from $1,550 million for year-to-date 2025. The decrease was primarily due to lower volumes from a thermal event at our Argo facility, and unfavorable price mix.
Segment operating income. F&II–U.S./Canada operating income decreased 44 percent to $144 million for year-to-date 2026 from $259 million for year-to-date 2025. The decrease resulted primarily from higher manufacturing costs from a thermal event at our Argo facility.
All Other
Net sales. All Other net sales decreased 15 percent to $299 million for year-to-date 2026 from $352 million for year-to-date 2025. The decrease was primarily due to lost sales from the sale of our majority ownership in the Pakistan business during the second quarter of 2026.
Operating loss. All Other operating loss increased to $2 million for year-to-date 2026 from $5 million for year-to-date 2025. The increase in losses was primarily due to improved performance in our protein fortification business, partially offset by the loss of income from the Pakistan business in which we sold our majority ownership in the second quarter of 2026.
Liquidity and Cash
As of September 30, 2026, excluding borrowings under two credit facilities described below available solely for the pending acquisition of Tate & Lyle, we had total available liquidity of $3.8 billion. Domestic liquidity of $1.5 billion consisted of $523 million in cash and cash equivalents and $1.0 billion available through our commercial paper program. The commercial paper program is backed by $1.0 billion of borrowing availability under a five-year revolving credit agreement.

As of September 30, 2026, we had international liquidity of $2.3 billion, consisting of $466 million of cash and cash equivalents and $4 million of short-term investments held by our operations outside the U.S., as well as $1.8 billion of unused operating lines of credit in foreign countries where we operate. As the parent company, we guarantee certain obligations of our consolidated subsidiaries, which totaled $29 million as of September 30, 2026. We believe that our consolidated subsidiaries will be able to meet their financial obligations as they become due.
As of September 30, 2026, we had total debt outstanding of $1.8 billion. Our outstanding debt consists primarily of senior notes under which repayment at maturity will occur in various years commencing in 2030 through 2050. We reclassified the senior notes due October 1, 2026 from long-term as of December 31, 2025 to current as of September 30, 2026 since we no longer had the intent to refinance them on a long-term basis and repaid those senior notes in full using cash on hand on October 1, 2026. The weighted average interest rate on our total indebtedness was 4.0 percent for the third quarter of 2026 and 2025.
Liquidity for the Pending Acquisition of Tate & Lyle
We expect to fund the cash consideration for Tate & Lyle of £2.7 billion, or approximately $3.5 billion based on the U.S. dollar exchange rate on September 30, 2026, in addition to the cost of refinancing, repayment and discharge of certain outstanding indebtedness of Tate & Lyle and its subsidiaries, payment of fees and other costs and expenses of the pending acquisition, costs for the credit facilities referred to below, and costs for related transactions, by a combination of our existing cash resources, borrowings under our revolving credit facility and the two new credit facilities described below, and the net cash proceeds of debt securities we intend to sell and issue. There is no financing condition to completion of the pending acquisition.
On June 8, 2026, we entered into a 364-day bridge loan agreement (the “Bridge Loan Agreement”), under which lenders committed to provide us with a 364-day senior unsecured bridge term loan credit facility in the amount of $4,225 million (the “Bridge Facility”), subsequently reduced to $2,750 million by the delayed draw term loan facility we entered into on June 24, 2026, described below, to support financing the pending acquisition of Tate & Lyle. The proceeds of borrowings under the Bridge Facility will be available to fund payment of the cash consideration for the pending acquisition, refinancing, repayment and discharge of certain outstanding indebtedness of Tate & Lyle and its subsidiaries, and payment of fees and other costs and expenses of the pending acquisition. The commitments under the Bridge Loan Agreement will automatically terminate on February 2, 2028, subject to extension in specified circumstances to no later than August 3, 2028. If borrowings are made under the Bridge Facility, loans will mature 364 days after the funding date. Loans under the Bridge Facility will accrue interest at an annual rate equal, at our option, to (i) a specified base rate plus an applicable margin ranging from 0.125 percent to 0.375 percent, (ii) a specified term secured overnight financing rate (“SOFR”) plus an applicable margin ranging from 1.125 percent to 1.375 percent, or (iii) a specified daily simple SOFR plus an applicable margin ranging from 1.125 percent to 1.375 percent. For every 90 days that any loan under the Bridge Facility remains outstanding, the applicable interest rate margin will increase by 0.25 percent every year. If any amounts under the Bridge Facility are funded, a funding fee of up to 0.50 percent will be payable on the funded principal amounts. We are subject to compliance, as of the end of each quarter, with a maximum leverage ratio, calculated as the ratio of net borrowed debt to consolidated EBITDA, of 3.5 to 1.0 (subject to an increase to a ratio of 4.0 to 1.0 for four consecutive quarters following a material acquisition), and a minimum interest coverage ratio, calculated as the ratio of consolidated EBITDA to consolidated net interest expense, of 3.5 to 1.0, with each financial covenant calculated for the most recently completed four-quarter period. The Bridge Loan Agreement contains customary representations, covenants and events of default that are substantially similar to those under our revolving credit facility agreement. As of September 30, 2026, no borrowings were outstanding under the Bridge Facility.
On June 24, 2026, we entered into a delayed draw term loan agreement (the “DDTL Agreement”), under which lenders committed to provide us with a senior unsecured delayed draw term loan facility with an initial borrowing availability of $1,475 million (the “DDTL Facility”), which replaced $1,475 million of the Bridge Facility described above. The proceeds of borrowings under the DDTL Facility will be available for application to the same uses related to the pending acquisition as proceeds of borrowings under the Bridge Facility. The commitments under the DDTL Agreement will automatically terminate on February 2, 2028, subject to extension in specified circumstances to no later than August 3, 2028. If borrowings are made under the DDTL Facility, up to $500 million of loans will mature three years following the funding date and up to $975 million of loans will mature five years following the funding date. Loans under the DDTL Facility will be paid in quarterly payments in an annual amount equal to 5.0 percent of the outstanding principal amount. Loans under the DDTL Facility will accrue interest at an annual rate equal, at our option, to (i) a specified base rate plus an applicable margin ranging from 0.0 percent to 0.625 percent, (ii) a specified term SOFR plus an applicable margin ranging from 1.000 percent to 1.625 percent, or (iii) a specified daily simple SOFR plus an applicable margin ranging from 1.000 percent to

1.625 percent. The DDTL Agreement will require compliance with the same financial covenants as the Bridge Loan Agreement, as described above. The DDTL Agreement contains customary representations, covenants and events of default that are substantially similar to those under the Bridge Facility and our revolving credit facility agreement. As of September 30, 2026, no borrowings were outstanding under the DDTL Facility.
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
Net Cash Flows
Our cash provided by operating activities was $389 million for year-to-date 2026 compared to cash provided by operating activities of $539 million for year-to-date 2025. The decrease was primarily attributable to a decrease in net income of $167 million, $44 million gain recognized as a result of the sale of our majority ownership of the Pakistan business and $26 million gain recognized as a result of land sold in Australia. This was partially offset by impairment charges of $39 million primarily related to the closure of our facility in Cabo, Brazil in year-to-date 2026 compared to $6 million of impairment charges in year-to-date 2025. In addition, we incurred net foreign exchange losses of $44 million primarily related to acquisition-related foreign exchange hedging losses for the pending acquisition of Tate & Lyle in year-to-date 2026 compared to $3 million for foreign exchange losses in year-to-date 2025. The change in working capital used was $202 million for year-to-date 2026 and $232 million for year-to-date 2025, which was primarily attributable to accounts receivable and prepaid expenses.
We used $169 million for investing activities during the year-to-date 2026 compared to cash used for investing activities of $302 million during year-to-date 2025. The decrease was primarily attributable to the proceeds from sales of businesses, net of $139 million primarily related to the sale of our majority ownership of the Pakistan business in year-to-date 2026 compared to $12 million in year-to-date 2025 which was related to the sale of our Korea business. We also received $36 million of proceeds from the sale of land in Lane Cove, Australia and sale of equipment in Vanscoy, Canada. We used $313 million of cash for capital expenditures and mechanical stores purchases to update, expand and improve our facilities during year-to-date 2026 compared to $299 million of cash we applied during year-to-date 2025 for the same purposes. Capital investment commitments for the full year 2026 are anticipated to be between $450 million and $490 million.
We used $258 million for financing activities during year-to-date 2026 compared to cash used for financing activities of $340 million during year-to-date 2025. The difference primarily reflected proceeds from net borrowings of $29 million during year-to-date 2026 compared to $37 million of net repayments on borrowings during year-to-date 2025. In addition, we repurchased 825 thousand outstanding shares of common stock in open market transactions at a net cost of $85 million in year-to-date 2026, compared to 1,036 thousand outstanding shares of common stock at a net cost of $134 million in year-to-date 2025. The effects of these transactions were partially offset by $34 million of purchases of non-controlling interests primarily related to Mannitab.

We declare and pay cash dividends to our common stockholders of record on a quarterly basis. Dividends paid, including those to non-controlling interests, were $158 million during year-to-date 2026 and $157 million during year-to-date 2025. This amount reflected an increase in our quarterly dividend rate to $0.83 per share in 2026 from $0.82 per share in 2025.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the manner in which we address risks with respect to raw material and energy costs, interest rates, and foreign currencies. Other than the arrangement below, there have been no material changes in the information provided with respect to those risks during the third quarter of 2026.
In connection with our pending acquisition of Tate & Lyle, we entered into financial derivative instruments to mitigate exposure to British pound sterling for the cash consideration related to the pending acquisition, which we expect to complete in the second half of 2027. On June 5, 2026, we entered into two option contracts to purchase or sell £2,793 million British pound sterling on or before February 8, 2028. We do not designate these derivative instruments as cash flow hedging instruments for accounting purposes; therefore, net changes to the derivative instruments’ fair value are included in Financing costs in our Condensed Consolidated Statements of Income. Based on our British pound sterling exposure at September 30, 2026, we estimate that a 10 percent decline in the value of the U.S. dollar against the British pound sterling would result in a foreign exchange gain for the derivative instruments of approximately $263 million in Financing costs, excluding the $42 million year-to-date loss recorded in Financing costs through September 30, 2026 in our Condensed Consolidated Statements of Income.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures (a) are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In September 2022, following certain air emissions testing Ingredion performed at our Bedford Park, Illinois manufacturing facility, we reported to the Illinois Environmental Protection Agency (the “Illinois EPA”) that certain emissions had exceeded applicable limits under an air emissions permit. On February 8, 2023, the Illinois EPA issued us a Notice of Violation with respect to the matter addressed in our report. Violations of the Illinois environmental statute could result in the imposition of civil or criminal monetary penalties. On October 22, 2026, the Illinois EPA referred this matter to the Office of the Illinois Attorney General (“Illinois Attorney General”). We are engaged in discussions with both the Illinois EPA and the Illinois Attorney General regarding this matter.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Form 10-K for the year ended December 31, 2025, other than the risk factors below, which relate to our pending acquisition of Tate & Lyle.
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
To pay the cash consideration and expenses of the pending acquisition, we may incur up to approximately $4.2 billion in additional indebtedness and have outstanding consolidated indebtedness of up to approximately $6.0 billion immediately after completion of the pending acquisition, which would represent a substantial increase over our total outstanding indebtedness of $1.8 billion as of September 30, 2026. The increased indebtedness of the combined group in comparison to that of our indebtedness on a historical basis may have the effect of, among other impacts, reducing our flexibility to respond to changing business and economic conditions and, particularly if we draw on our bridge term loan facility and delayed draw term loan facility to fund a portion of the cash consideration and acquisition expenses, increasing our borrowing costs. Our ability to reduce such indebtedness will depend on the financial and operating performance of the combined group, which will be subject to the risks and uncertainties discussed in this section and elsewhere in this report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of common stock
The following table presents information regarding our repurchase of shares of our common stock during the third quarter of 2026:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs
July 1 – July 31, 2026	—	$—	—	7,310
August 1 – August 31, 2026	305	105.00	305	7,005
September 1 – September 30, 2026	400	99.23	400	6,605
Total	705	$101.95	705

On November 3, 2025, the Board of Directors approved a stock repurchase program authorizing us to purchase up to 8.0 million shares of our outstanding common stock until December 31, 2028. As of September 30, 2026, we had 6.6 million shares available for repurchase under the repurchase program.
ITEM 5. OTHER INFORMATION
Trading Arrangements
On August 5, 2026, Larry Fernandes, Senior Vice President, Chief Commercial and Sustainability Officer, entered into a written plan for the sale of up to 21,303 shares of our common stock (before adjustment for tax withholding) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will commence on November 10, 2026, and will expire on March 3, 2028, or any earlier date on which all of the shares have been sold.

ITEM 6. EXHIBITS
Exhibits
We hereby file or furnish the exhibits listed below:

Exhibit No.	Description

2.1	Rule 2.7 Announcement dated June 8, 2026 (incorporated by reference to Exhibit 10.1 to Ingredion’s Current Report on Form 8-K dated June 9, 2026, filed on June 9, 2026 (File No. 1-13397).

10.1
Co-operation Agreement, dated June 8, 2026, between Ingredion Incorporated and Tate & Lyle PLC (incorporated by reference to Exhibit 10.2 to Ingredion’s Current Report on Form 8-K dated June 9, 2026, filed on June 9, 2026) (File No. 1-13397).

10.2
Deed of Supporting Shareholder Undertaking dated June 8, 2026 (incorporated by reference to Exhibit 10.3 to Ingredion’s Current Report on Form 8-K dated June 9, 2026, filed on June 9, 2026 (File No. 1-13397)

10.3	Form of Deed of Director Undertaking (incorporated by reference to Exhibit 10.4 to Ingredion’s Current Report on Form 8-K dated June 9, 2026, filed on June 9, 2026 (File No. 1-13397)

10.4
364-Day Bridge Loan Agreement, dated as of June 8, 2026, among Ingredion Incorporated, the Lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, Initial Lender, Sole Bookrunner and Sole Arranger (incorporated by reference to Exhibit 10.5 to Ingredion’s Current Report on Form 8-K dated June 9, 2026, filed on June 9, 2026 (File No. 1-13397).

10.5
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

INGREDION INCORPORATED

Date: November 6, 2026	By:	/s/ Diego Reynoso
Diego Reynoso
Executive Vice President and Chief Financial Officer

Date: November 6, 2026	By:	/s/ Davida M. Gable
Davida M. Gable
Vice President, Corporate Controller, Finance and Environmental, Social and Governance